Form 10-Q
period 1996-03-31
SIERRA SEMICONDUCTOR CORP
filed 1996-05-15
CIK 767920

- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  Form 10 - Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         Commission File Number 0-19084

                              SIERRA SEMICONDUCTOR
                                   CORPORATION
             (Exact name of registrant as specified in its charter)

                A California Corporation - I.R.S. NO. 94-2925073

                            2075 NORTH CAPITOL AVENUE
                           SAN JOSE, CALIFORNIA 95132

                            Telephone (408) 263-9300




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes        X           No
                        -----------          ----------


Common shares outstanding at  March 31, 1996 - 26,963,897
    (after giving effect to two-for-one stock split effected on October 5, 1995)

- --------------------------------------------------------------------------------

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             -        Consolidated condensed balance sheets                   3

             -        Consolidated condensed statements of income             4

             -        Consolidated condensed statements of cash flows         5

             -        Notes to consolidated condensed financial statements    6



Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8





PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8 - K                              14

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


                        SIERRA SEMICONDUCTOR CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                        March 31,   December 31,
                                                          1996         1995
                                                       ----------   ------------
ASSETS:
Current assets:
   Cash and cash equivalents                           $  27,568     $  41,933
   Short-term investments                                  4,038         4,004
   Accounts receivable, net                               42,569        39,320
   Inventories                                            22,846        18,843
   Prepaid expenses and other current assets               2,583         9,813
                                                       ---------     ---------
          Total current assets                            99,604       109,913

Property and equipment, at cost                           51,373        49,375
Accumulated depreciation and amortization                (28,723)      (26,671)
                                                       ---------     ---------
                                                          22,650        22,704

Goodwill and other intangible assets, net                 13,461        13,856
Investments and other assets                               8,127         5,147
Deposits for wafer fabrication capacity                   42,240        33,240
                                                       ---------     ---------
                                                       $ 186,082     $ 184,860
                                                       =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                    $  25,931     $  22,866
   Accrued liabilities                                    11,071         8,494
   Accrued income tax                                      7,904         7,737
   Short-term debt and current portion of
     oblications under capital leases and
     long-term debt                                       19,039        33,979
   Net liabilities of discontinued operations              5,100         4,096
                                                       ---------     ---------
          Total current liabilities                       69,045        77,172

Deferred income taxes                                      2,147         2,179
Noncurrent obligations under capital leases
   and long term debt                                      9,020         8,979
Special shares of PMC convertible into Sierra
   common stock                                           14,295        15,530

Shareholders' equity:
   Common stock, no par value                            121,476       119,758
   Accumulated deficit                                   (29,000)      (38,726)
                                                       ---------     ---------
                                                          91,576        81,032
   Less shareholders' notes receivable                        (1)          (32)
                                                       ---------     ---------
          Total shareholders' equity                      91,575        81,000
                                                       ---------     ---------
                                                       $ 186,082     $ 184,860
                                                       =========     =========

See notes to consolidated condensed financial statements.

                        SIERRA SEMICONDUCTOR CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (In thousands, except for per share amounts)


                                                           Three Months Ended
                                                        March 31,    March 31,
                                                          1996         1995
                                                       ---------    ------------

Net revenues                                            $ 64,396     $ 36,939

Cost of revenues                                          34,107       18,849
                                                        --------     --------
Gross profit                                              30,289       18,090

Other costs and expenses:
     Research and development                              8,406        5,372
     Marketing, general and administrative                 8,665        6,993
                                                        --------     --------
Income from operations                                    13,218        5,725

Interest income (expense), net                               360           43
                                                        --------     --------
Income before provision for income taxes                  13,578        5,768

Provision for income taxes                                 4,752        1,364
                                                        --------     --------
Net income from continuing operations                      8,826        4,404

Loss from discontinued operatiosn                             -          (304)
                                                        --------     --------
Net income                                              $  8,826     $  4,100
                                                        ========     ========
Net income per share                                    $   0.29     $   0.15
                                                        ========     ========
Shares used in calculation of net income per share        30,790       27,374
                                                        ========     ========

See notes to consolidated condensed financial statements.

                        SIERRA SEMICONDUCTOR CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)


                                                           Three Months Ended
                                                         March 31,    March 31,
                                                           1996        1995
                                                         -----------------------

Cash flows from operating activities:
   Net income                                            $  8,826    $  4,100
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                          2,777       1,935
     Changes in assets and liabilities
        Accounts receivable                                (3,249)     (1,041)
        Inventories                                        (8,003)     (2,626)
        Prepaid expenses and other                         (1,733)       (468)
        Accounts payable and accrued expenses               5,778       3,944
        Net assets/liabilities associated with
          discontinued operations                           1,004      (1,057)
                                                         --------    --------
          Net cash provided by operating activities         5,400       4,787

Cash flows from investing activities:
   Proceeds from maturities of short-term investments       9,984          -
   Purchases of short-term investments and fixed
     income securities                                    (10,018)         -
   Investments in other companies                          (3,000)         -
   Decrease in investments and other                           -          150
   Additions to plant and equipment                        (1,454)     (1,924)
                                                         --------    --------
          Net cash (used in) investing activities          (4,488)     (1,774)

Cash flows from financing activities:
   Proceeds from issuance of notes payable and
     long-term debt                                           252          69
   Proceeds from issuance of common stock                     483         769
   Proceeds from payments of notes receivable                  31          21
   Principal payments under capital lease obligations        (378)       (261)
   Repayment of notes payable and long-term debt          (15,665)       (456)
                                                         --------    --------
          Net cash provided by (used in) financing
            activities                                    (15,277)        142
                                                         --------    --------
Net increase (decrease) in cash and cash equivalents      (14,365)      3,155

Cash and cash equivalents, beginning of the period         41,933      12,622
                                                         --------    --------
Cash and cash equivalents, end of the period             $ 27,568    $ 15,777
                                                         ========    ========


See notes to consolidated condensed financial statements.

                        SIERRA SEMICONDUCTOR CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying financials statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of the management, necessary for a fair presentation for the periods reported. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented.

         These financial statements should be read in conjunction with the financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected in future periods.

2. In the fourth quarter of 1995, the Company approved a plan to sell or discontinue the operations of Prometheus Products, Inc. (Prometheus). The Company purchased Prometheus in the third quarter of 1994, and has operated it as a separate business unit. Accordingly, Prometheus is being treated for reporting purposes as a discontinued operation, and the Company's statements of continuing operations for fiscal 1994 and 1995 have been restated to remove Prometheus' previously reported operating results.

         The Company also recorded a charge in the quarter ended December 31, 1995 for the disposal of Prometheus of $17,906,000. This discontinued operations charge includes the write-down of assets and the accrual of additional liabilities of Prometheus, as well as a provision for estimated future losses that may be incurred. Prometheus' operating results for the first quarter ended March 31, 1996 have been recorded against this provision.

3.   The components of inventories are as follows (in thousands):

                                       March 31,             Dec 31,
                                         1996                 1995
                                         ----                 ----
         Work-in-progress               $ 6,885              $ 6,604
         Finished goods                  15,961                8,239
                                        -------              -------
                                        $22,846              $14,843
                                        =======              =======

4. Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of warrants and stock options (using the treasury stock method). Fully diluted earnings per share have not been presented because the amounts do not differ materially from primary earnings per share. For purposes of computing net income per share, the shares reserved for issuance in exchange for the PMC Special Shares outstanding are considered in the weighted average number of common shares outstanding.

5. The Company announced a two-for-one stock split of its Common Stock on September 7, 1995. The distribution of the additional stock was October 5, 1995, based on shareholders of record on September 21, 1995. All share and per share amounts in these consolidated condensed financial statements have been adjusted to reflect the stock split.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarters of 1996 and 1995

Net Revenues
                                                First                     First
                                               Quarter                   Quarter
                                                1996        Change        1995
                                                ----        ------        ----

Net revenues ($000,000)                        $64.4         74%         $36.9

The increase in net revenues was due to significant growth in revenue of PMC-Sierra, Inc. ("PMC") plus an increase in revenue from the communications product groups, especially in the V.34 (28,800 bps) product. The Company experienced a decrease in V.32 bis (14,400 bps) product unit shipments, and a decrease in the multimedia product group.

Gross Profit
                                                First                     First
                                               Quarter                   Quarter
                                                1996        Change        1995
                                                ----        ------        ----

Gross profit ($000,000)                        $30.3         67%         $18.1
Percentage of net revenues                       47%                       49%

Gross profit increased as a result of increased revenues during this period. Gross profit as a percentage of net revenues declined as a result of a combination of changes in average selling prices of products, and reserves established for products which are anticipated to being sold at lower ASPs ("Average Selling Prices") in the future. The Company may continue to experience flat or declining gross profits as a percentage of net revenues in the future to the extent that a decline in ASPs, particularly a decline in ASPs for modems based on the V.32 bis standard is not offset by a reduction in production costs or by sales of new products with higher gross margin. Such a decline may have a material adverse effect on the Company's results of operations in the future.

Operating Expenses ($000,000)
                                                First                     First
                                               Quarter                   Quarter
                                                1996        Change        1995
                                                ----        ------        ----

Research and development                        $8.4         56%          $5.4
Percentage of net revenues                       13%                       15%
Marketing, general & administrative             $8.7         24%          $7.0
Percentage of net revenues                       13%                       19%

Research and development expenses increased at the Company's PMC-Sierra, Inc. ("PMC") subsidiary as well as other product groups. As a percentage of sales, research and development expenses declined due to the increase in sales exceeding the growth in research and development spending. The Company expects research and development spending to remain at present levels or slightly increase in absolute dollars in the future.

Marketing, general and administrative expenses increased as a result of increases in marketing, sales and administrative personnel at PMC as well as other product groups. As a percentage of net revenues these expenses decreased due to sales growth exceeding the growth in marketing, general and administrative expenses. As a percentage of net revenues these expenses are expected to remain at approximately the same level, or slightly increase in absolute dollars in the future.

Interest Income (Expense), Net
                                                First                     First
                                               Quarter                   Quarter
                                                1996        Change        1995
                                                ----        ------        ----
Interest income (expense) ($000,000)           $0.36         737%        $0.04
Percentage of net revenues                      0.6%                      0.1%

Interest income increased due to higher cash balances available to invest and earn interest. Interest expense remained at approximately the same absolute dollar level. Interest expense currently relates primarily to the Company's financing arrangements for capital and, to a lesser extent, for working capital financing.

Income taxes have been provided for at an estimated annual tax rate of approximately 35% in 1996 vs. 24% in 1995. This increase results primarily from net operating loss and credit carryforwards having been available in 1995, and substantially all such tax benefits have now been utilized.

Factors Affecting Future Results

Fluctuation in Operating Results. The Company's quarterly and annual operating results may vary due to a number of factors, including, among others, the timing of new product introductions, decreased demand or average selling prices for products, market acceptance of products, demand for products of the Company's customers, the introduction of products or technologies by the Company's competitors, competitive pressure on product pricing, the Company's and its customers' inventory levels of the Company's products, product availability from outside foundries, variations in manufacturing yields for the Company's products, expenditures for new product and process development, the acquisition of wafer fabrication capacity, and the acquisition of businesses, products or technologies. At various times in the past, the Company's foundry suppliers have experienced lower than anticipated yields that have adversely affected production and, consequently, the Company's operating results. There can be no assurance that the Company's existing or future foundry suppliers will not experience irregularities which could have an adverse effect on the Company's operating results. The Company from time to time may order in advance of anticipated customer demand from its foundries in response to anticipated long lead times to obtain inventory and materials, which might result in excess inventory levels if expected orders fail to materialize or other factors render the Company's product or its customer's products less marketable. The Company is dependent on sales of graphics products to Apple Computer, which represented less than 10% of net revenues in the first quarter of 1996, down from 17% in the fourth quarter of 1995. Any delay or cancellation of existing orders, or any decline in projected future orders, by the Company's customers could have a material adverse effect on the Company's operating results. The Company's operating results also are affected by the state and direction of the electronics industry and the economy in the United States and other markets the Company serves. The occurrence of any of the foregoing or other factors could have a material adverse effect on the Company's operating results.

Historically, ASPs (average selling prices) in the semiconductor industry have decreased over the life of a particular product. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products are characterized by intense price competition. As the markets for the Company's modem products mature and competition increases, the Company anticipates that ASPs on such products will continue to decline, particularly as product technologies mature. ASPs on existing products can decline dramatically when the PC industry transitions to new product standards. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to introduce new higher performance products with higher ASPs, the Company's operating results would be materially and adversely affected. Any yield or other production problems, shortages of supply that increase the Company's manufacturing costs, or failure to reduce manufacturing costs, would have a material adverse effect on the Company's operating results.

Access to Wafer Fabrication Capacity. The Company does not own or operate a wafer fabrication facility, and all of its semiconductor device requirements are supplied by outside foundries. Substantially all of the Company's semiconductor products are currently manufactured by third party foundry suppliers. The Company's foundry suppliers fabricate products for other companies and produce products of their own design. The Company's' reliance on independent foundries involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. In the event that these foundries are unable or unwilling to continue to manufacture the Company's products in required volumes, the Company will have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. No assurance can be given that any such source would become available to the Company or that any such source would be in a position to satisfy the Company's production requirements in a timely basis, if at all. Any significant interruption in the supply of semiconductors to the Company would result in the allocation of products to customer, which in turn could have a material adverse effect on the Company's operating results.

The Company has considered and will continue to consider various possible transactions in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies. These transactions may include equity investments in or loans to independent wafer fabrication companies in exchange for access to production capacity, non-refundable deposits or advances on subsequent deliveries, capital equipment purchases or leases on behalf of the foundries, the formation of joint ventures to own and operate foundries, or the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. The Company is evaluating transactions with its existing and potential new foundry suppliers. The Company believes that it will be required to commit substantial capital in return for access to wafer production capacity, and the inability of the Company to timely and cost effectively secure such capacity would have a material adverse effect on the Company's operating results. Also, if the industry shifts to an oversupply position, some Company assets may be impaired which could have a material adverse effect on the Company's opearating results.

All of the Company's semiconductor products are assembled by sub-assemblers in Asia. Shortages of raw materials or disruptions in the provision of services by the Company's assembly houses or other circumstances that would require the Company to seek additional or alternative sources of supply or assembly could lead to supply constraints or delays in the delivery of the Company's products. Such constraints or delays may result in the loss of customers or other adverse effects on the Company's operating results. The Company's reliance on independent assembly houses involves a number of other risks, including reduced control over delivery schedules, quality assurances and costs and the possible discontinuance of such contractors' assembly processes. Any supply or other problems resulting from such risks would have a material adverse effect on the Company's operating results.

Cyclical Nature of the Personal Computer Industry. The Company produces a number of semiconductor products for the personal computer industry, including communications and multimedia devices. The personal computer semiconductor industry has historically been characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, for in anticipation of, declines in general economic conditions. These downturns, which in some cases have lasted for more than a year, have been characterized by diminished product demand, production over-capacity and anticipated accelerated erosion of ASPs. Because the sales of the Company's user interface products, particularly in Company's modem products, are significantly dependent on sales of PCs, any decrease in demand for PCs, or any erosion of the ASP for PCs, would have a material adverse effect on the Company's operating results.

Technological Change. The markets for the Company's products are characterized by evolving industry standards and rapid technological change and product obsolescence. Technological change may be particularly pronounced
in  the  developing  market  for  semiconductor   devices  used  in   multimedia
personal computers in which the Company competes and in the market for communications semiconductor devices used in high-speed networks. The Company's future success will be highly dependent upon the timely completion and introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including proper definition of such products, successful and timely completion of product development and introduction to market, correct judgment with respect to product demand, market acceptance of the Company's and its customers' fabrication yields by the Company's independent foundries and the continued ability of the Company to offer new products at competitive prices. Many of these factors are outside the control of the Company. There can be no assurance that the Company will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or be able to respond effectively to new technological changes or product announcements by others. A failure in any of these areas would materially and adversely affect the Company's operating results.

Products for telecommunications and data communications applications are based on industry standards that are continually evolving. The modem marketplace is experiencing a rapid transition from the popular V.32 standard, which operates at 14,400 bps, to the V.34 standard, which operates at 28,800 bps. Sales of V.32 modems are declining industry-wide. Future transitions in customer preferences could quickly obsolete other Sierra products. The Company is also developing products for the Asynchronous Transfer Mode ("ATM") telecommunications and networking market, which is in an early stage of development. The emergence and adoption of new industry standards that compete with ATM or maintenance by the industry of existing standards in lieu of new standards could render the Company's ATM products unmarketable or obsolete. The Company's development efforts are focused on ATM and related products that operate at faster speeds and at higher layers of protocol processing. A material portion of the Company's revenues and a substantial portion of the Company's profits are derived from sales of ATM, T1/E1, DST/E3 and SONET/SDH, based products. There can be no assurance that a significant market for the Company's ATM-based telecommunications products will emerge or, if it does emerge, that the Company will be able to develop and market these or other ATM-related products in a timely and commercially viable manner. The adoption or maintenance by the industry of high speed transmission standards other than ATM or the inability of the Company to develop and market its ATM-related products would have a material adverse effect on the Company's operating results.

Many of the  Company's  products  under  development  are complex  semiconductor devices that require extensive design and testing before prototypes can be manufactured. The integration of a number of functions in a single chip or in a chipset requires the use of advanced semiconductor manufacturing techniques. This can result in chip redesigns if the initial design does not permit acceptable manufacturing yields. The Company's telecommunications products are designed for customers who in many instances have not yet fully defined their hardware products. Design delays or redesigns by these customers could in turn delay completion or require redesign of the semiconductor devices needed for the final hardware product. In this regard, many of the relevant standards and protocols for ATM-based products have not been widely adopted or ratified by the relevant standard-setting bodies. Redesigns or design delays often are required for both the hardware manufacturer's products and the Company's chipsets as industry and customer standards, protocols or design specifications are determined. Any resulting delay in the production of the Company's products could have a material adverse effect on the Company's operating results.

Due to the foregoing and other factors, past results, such as those described in this report, may not be indicative of future results. In addition, the securities of many high-technology companies have historically been subject to extreme price and volume fluctuations. The Company may be subject to these same fluctuations which may adversely affect the market price of the Company's common stock.

Liquidity and Capital Resources

The Company's cash and cash equivalents and short term investments decreased from $45.9 million on December 31, 1995 to $31.6 million on March 31, 1996. During the quarter, the Company paid $16.0 million to reduce debt and capital lease obligations, principally related to a foundry agreement for future production capacity. Other cash consuming activities were an increase in deposits for wafer capacity of $9.0 million, increase of net inventories of $8.0 million, increases in accounts receivable balances of $3.2 million, equity investment in a foundry source of $3.0 million, and a $1.5 million net increase in capital assets. These were offset by net income of $8.8 million, proceeds of $7.0 million from the sale of SiTel-Sierra B.V. in the fourth quarter of 1995, increase of $5.8 million in accounts payable and accrued expenses, $2.8 million in non-cash depreciation and amortization expenses, and $1.0 million change in net liabilities of discontinued operations (Prometheus).

As of March 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents and short term investments of $31.6 million, and approximately $8.0 million available under its bank line of credit. The current line of credit agreement expires on July 1, 1996. The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital expenditure requirements through fiscal 1996. Capital expenditures for fiscal 1996 are anticipated to be approximately $15 million.

The Company's future capital requirements will depend on many factors, including, among others, the extent to which the Company pursues additional wafer fabrication capacity from existing foundry suppliers or new suppliers, product development, and acquisitions or complementary businesses, products or technologies. To the extent that existing resources and the funds generated by future earnings are insufficient to fund the Company's operations and its investments to secure wafer fabrication capacity, the Company may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current shareholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. If adequate funds are not available, the Company may be required to delay, limit or eliminate some or all of its proposed operations. The failure to obtain financing would also hinder the Company's ability to make continued investments in capital equipment and access wafer fabrication capacity and other facilities which could have a material adverse effect on the Company's operating results.

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -

              o  11.1

         (b) No report on Form 8-K was filed during the quarter ended March 31, 1996