Form 10-Q/A
period 1996-03-31
SIERRA SEMICONDUCTOR CORP
filed 1996-05-15
CIK 767920

- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  Form 10 - Q/A

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

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


                        SIERRA SEMICONDUCTOR CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                        March 31,   December 31,
                                                          1996         1995
                                                       ----------   ------------
ASSETS:
Current assets:
   Cash and cash equivalents                           $  27,568     $  41,933
   Short-term investments                                  4,038         4,004
   Accounts receivable, net                               42,569        39,320
   Inventories                                            22,846        14,843
   Prepaid expenses and other current assets               2,583         9,813
                                                       ---------     ---------
          Total current assets                            99,604       109,913

Property and equipment, at cost                           51,373        49,375
Accumulated depreciation and amortization                (28,723)      (26,671)
                                                       ---------     ---------
                                                          22,650        22,704

Goodwill and other intangible assets, net                 13,461        13,856
Investments and other assets                               8,127         5,147
Deposits for wafer fabrication capacity                   42,240        33,240
                                                       ---------     ---------
                                                       $ 186,082     $ 184,860
                                                       =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                    $  25,931     $  22,866
   Accrued liabilities                                    11,071         8,494
   Accrued income tax                                      7,904         7,737
   Short-term debt and current portion of
     oblications under capital leases and
     long-term debt                                       19,039        33,979
   Net liabilities of discontinued operations              5,100         4,096
                                                       ---------     ---------
          Total current liabilities                       69,045        77,172

Deferred income taxes                                      2,147         2,179
Noncurrent obligations under capital leases
   and long term debt                                      9,020         8,979
Special shares of PMC convertible into Sierra
   common stock                                           14,295        15,530

Shareholders' equity:
   Common stock, no par value                            121,476       119,758
   Accumulated deficit                                   (29,900)      (38,726)
                                                       ---------     ---------
                                                          91,576        81,032
   Less shareholders' notes receivable                        (1)          (32)
                                                       ---------     ---------
          Total shareholders' equity                      91,575        81,000
                                                       ---------     ---------
                                                       $ 186,082     $ 184,860
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