Form 10-K/A
SIERRA SEMICONDUCTOR CORP
filed 1996-05-20
CIK 767920

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-1

      |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1995

      | | Transition Report Pursuant to Section 13 or 15(b) of the Securities Exchange Act of 1934

                         Commission File Number 0-19084

                             ---------------------

                              SIERRA SEMICONDUCTOR
                                   CORPORATION
             (Exact name of Registrant as specified in its charter)

             CALIFORNIA                               94-2925073
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
           incorporation)
                            2075 NORTH CAPITOL AVENUE
                           SAN JOSE, CALIFORNIA 95132
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (408) 263-9300

           Securities registered pursuant to Section 12(b) of the Act:
                           Common Stock, no par value

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES X           NO
                              ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on January 31, 1996 as reported on the Nasdaq National Market System, was approximately $379,064,627. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of January 31, 1996, the Registrant had 26,764,135 shares of
                           Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders--Items 10, 11, 12 and 13

================================================================================

                                EXPLANATORY NOTE

         This amendment to the Annual Report on Form 10-K for the year ended December 31, 1995 is being filed solely for the purpose of submitting revised copies of Exhibit 10.18, 10.19(a) and 10.19(b) under Item 14(c) attached hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 15, 1996               SIERRA SEMICONDUCTOR CORPORATION

                                    By: /S/ JAMES V. DILLER
                                        ----------------------------------------
                                        James V. Diller, Chief Executive Officer

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  amendment has been signed below by the following  persons on behalf of the
Registrant and in the capacities and on the dates indicated
         Name                                        Title                                 Date
-------------------------         -----------------------------------------------      ------------

/S/JAMES V. DILLER                Chairman of the Board, Chief Executive Officer       May 15, 1996
-------------------------         and Director (Principal Executive Officer)
James V. Diller

                                  President, Chief Operating Officer and Director      May 15, 1996
-------------------------
Richard J. Koeltl
By: /S/JAMES V. DILLER
   ----------------------
    James V. Diller
    Attorney-in-Fact

                                  Senior Vice President, Finance and Chief             May 15, 1996
-------------------------         Financial Officer (Principal Financial Officer)
Glenn C. Jones
By: /S/JAMES V. DILLER
    ---------------------
    James V. Diller
    Attorney -in-Fact

-------------------------         Director                                              May 15, 1996
Michael L. Dionne
By: /S/JAMES V. DILLER
    --------------------
    James V. Diller
    Attorney-in-Fact

-------------------------         Director                                              May 15, 1996
Donald T. Valentine
By: /S/JAMES V. DILLER
    ---------------------
    James V. Diller
    Attorney-in-Fact

-------------------------         Director                                              May 15, 1996
Alexandre Balkanski
By: /S/JAMES V. DILLER
    ---------------------
    James V. Diller
    Attorney-in-Fact


                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)     1.      Consolidated Financial Statements

         The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

               2.       Financial Statement Schedules

         The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule is filed within this Annual Report on Form 10-K.

               3.       Exhibits

         The exhibits listed under Item 14(c) are filed as part of this Form 10-K Annual Report.

      (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth fiscal quarter ended December 31, 1995.


      (c)      Exhibits


     Exhibit                                                                                         Page
     Number                                              Description                                Number
 ----------   ---------------------------------------------------------------------------------    ---------

      2.1         Exchange Agreement dated September 2, 1994 between Sierra and PMC.                  (D)

      2.2         Amended and Restated Shareholders Agreement dated September 2, 1994 among           (D)
                  the Shareholders of PMC-Sierra, Inc.

      2.3         Amendment to Exchange Agreement effective August 9, 1995                            (G)

      3.1         Restated Articles of Incorporation, as amended                                      (H)

      4.1         Specimen of Common Stock Certificates                                               (A)

      4.3         Terms of PMC-Sierra, Inc. Special Shares                                            (E)

     10.1B        1987 Incentive Stock Plan, as amended                                               (C)

     10.2         1991 Employee Stock Purchase plan, as amended                                       (A)

     10.4         Form of Indemnification Agreement for directors and officers                        (A)

     10.7         VTI-Sierra Software and Product Agreement dated December 11, 1984, with             (A)
                  amendments dated July 15, 1986 and June 12, 1987

     10.8         Warrants to Purchase Common Stock                                                   (A)

     10.9A*       Joint Venture Agreement dated November 17, 1987, with amendments dated
                  April 21, 1988, March 2, 1986, January 16, 1990 and July 17, 1990

     10.9C        Technology Transfer Agreement dated November 17, 1987, as amended July 17,          (A)
                  1990

     10.9D        Technology License Agreement dated November 18, 1987, as amended July 17,           (A)
                  1990

     10.9E        International Distributor Agreement dated November 18, 1987, as amended             (A)
                  July 17, 1990

     10.11        Net Building Space Lease dated July 12, 1985, with amendments dated                 (A)
                  August 19, 1985, December 22, 1986 and June 30, 1987

     10.14*       Compass Design Automation, Inc. Software License Agreement dated                    (B)
                  December 2, 1991

     10.17        1994 Incentive Stock Plan                                                           (F)

     10.18        Deposit Agreement with Chartered Semiconductor Pte. Ltd.**                          --

     10.19(a)     Option Agreement between Sierra Semiconductor Corporation and Taiwan                --
                  Semiconductor Manufacturing Corporation**

     10.19(b)     Option Agreement between PMC-Sierra, Inc. and Taiwan Semiconductor                  --
                  Manufacturing Corporation**

     11.1         Calculation of earnings per share                                                   --

     22.1         Subsidiaries                                                                        --

     23.1         Consent of Ernst & Young LLP, Independent Auditors                                  --

     24.1         Power of Attorney                                                                   --


*      Confidential Treatment has been granted as to a portion of this Exhibit.
**     Confidential Treatment has been requested as to portions of this Exhibit.
(A) Incorporated by reference from the same-numbered Exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-39406).
(B) Incorporated by reference from the same-numbered Exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended December 29, 1991.
(C) Incorporated by reference from the same-numbered Exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended January 3, 1993.
(D) Incorporated by reference from the same-numbered Exhibit filed with the Registrant's Current Report on Form 8-K, filed on September 16, 1994, as amended.
(E) Incorporated by reference from the same-numbered Exhibit filed with the Registrant's Registration Statement Form S-3 (No. 33-97110).
(F) Incorporated by reference from the same-numbered Exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended January 2, 1994.
(G) Incorporated by reference from Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K, filed on September 6, 1995, as amended on October 6, 1995.
(H) Incorporated by reference from Exhibit 3.1 filed with Form 10-Q, filed November 16, 1995.


                                INDEX TO EXHIBITS


   Exhibit                                                                                 Page
   Number                               Description                                        Number
--------------   ---------------------------------------------------------------------   ---------

   10.18         Deposit Agreement with Chartered Semiconductor Pte. Ltd.**                 AA

   10.19(a)      Option Agreement between Sierra Semiconductor Corporation                  BB
                 and Taiwan Semiconductor Manufacturing Corporation**

   10.19(b)      Option Agreement between PMC-Sierra, Inc. and Taiwan                       CC
                 Semiconductor Manufacturing Corporation**

   11.1+         Calculation of Earnings Per Share                                          --

   22.1+         List of Subsidiaries                                                       --

   23.1+         Consent of Ernst & Young LLP, Independent Auditors                         --

**   Confidential treatment has been requested as to portions of this Exhibit.
+    Previously filed