Form 10-Q
period 1996-06-30
SIERRA SEMICONDUCTOR CORP
filed 1996-07-26
CIK 767920

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10 - Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          for the quarterly period ended June 30, 1996 or

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

                  Yes      X          No
                         -----            -----



Common shares outstanding at  June 30, 1996 - 27,343,886

- --------------------------------------------------------------------------------

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        -        Consolidated condensed balance sheets                        3

        -        Consolidated condensed statements of income                  4

        -        Consolidated condensed statements of cash flows              5

        -        Notes to consolidated condensed financial statements         6



Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          8





PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote by Shareholders                      16

Item 6. Exhibits and Reports on Form 8 - K                                   17

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                        SIERRA SEMICONDUCTOR CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                                      June 30,             December 31,
                                                                                       1996                   1995
                                                                               -----------------      -----------------

ASSETS:
Current assets:
     Cash and cash equivalents                                                   $       20,994         $       41,933
     Short-term investments                                                               1,050                  4,004
     Accounts receivable, net                                                            40,205                 39,320
     Inventories                                                                         30,417                 14,843
     Prepaid expenses and other current assets                                            3,398                  9,813
                                                                               -----------------      -----------------
               Total current assets                                                      96,064                109,913

Property and equipment, at cost                                                          55,017                 49,375
Accumulated depreciation and amortization                                               (31,191)               (26,671)
                                                                               -----------------      -----------------
                                                                                         23,826                 22,704

Goodwill and other intangible assets,  net                                               13,055                 13,856
Investments and other assets                                                              8,103                  5,147
Deposits for wafer fabrication capacity                                                  42,240                 33,240
                                                                               =================      =================
                                                                                  $     183,288          $     184,860
                                                                               =================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                                                             $      15,658          $      22,866
     Accrued liabilities                                                                  9,288                  8,494
     Accrued income tax                                                                   7,412                  7,737
     Short-term debt and current portion of obligations under
         capital leases and long-term debt                                               22,921                 33,979
     Net liabilities of discontinued operations                                           2,655                  4,096
                                                                               -----------------      -----------------
               Total current liabilities                                                 57,934                 77,172

Deferred income taxes                                                                     2,115                  2,179
Noncurrent obligations under capital leases and long-term debt                            8,691                  8,979
Special shares of PMC convertible into Sierra common stock                               13,595                 15,530

Shareholders' equity:

     Common stock, no par value                                                         123,656                119,758
     Accumulated deficit                                                                (22,702)               (38,726)
                                                                               -----------------      -----------------
                                                                                        100,954                 81,032
     Less shareholders' notes receivable                                                     (1)                   (32)
                                                                               -----------------      -----------------
               Total shareholders' equity                                               100,953                 81,000
                                                                               -----------------      -----------------
                                                                                  $     183,288          $     184,860
                                                                               =================      =================


See notes to consolidated condensed financial statements.

                        SIERRA SEMICONDUCTOR CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (In thousands, except for per share amounts)

                                                             Three Months Ended                   Six Months Ended
                                                         June 30,          July 2,           June 30,          July 2,
                                                           1996              1995              1996              1995
                                                       -------------     -------------     -------------     -------------
Net revenues                                              $  53,022         $  42,201          $117,418         $  79,140

Cost of revenues                                             25,357            21,365            59,464            40,214
                                                       -------------     -------------     -------------     -------------

Gross profit                                                 27,665            20,836            57,954            38,926

Other costs and expenses:
       Research and development                               7,885             5,182            16,291            10,554
       Marketing, general and administrative                  8,842             7,286            17,507            14,279
                                                       -------------     -------------     -------------     -------------
Income from operations                                       10,938             8,368            24,156            14,093

Interest income (expense), net                                  137                83               497               126
                                                       -------------     -------------     -------------     -------------
Income before provision for income taxes                     11,075             8,451            24,653            14,219

Provision for income taxes                                    3,877             1,979             8,629             3,343
                                                       -------------     -------------     -------------     -------------
Net income from continuing operations                         7,198             6,472            16,024            10,876

Loss from discontinued operations                                 -              (533)                -              (837)

                                                       -------------     -------------     -------------     -------------
Net income                                              $     7,198        $    5,939        $   16,024         $  10,039
                                                       =============     =============     =============     =============

Income from continuing operations per share             $     0.24        $     0.23        $     0.52        $     0.39
Loss from discontinued operations per share             $        -        $    (0.02)        $       -        $    (0.03)
                                                       -------------     -------------     -------------     -------------
Net income per share                                    $     0.24        $     0.21        $     0.52        $     0.36
                                                       =============     =============     =============     =============


Shares used in calculation of net income per share           30,578            27,862            30,684            27,618
                                                       =============     =============     =============     =============

See notes to consolidated condensed financial statements.

                                        SIERRA SEMICONDUCTOR CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Increase (decrease) in cash and cash equivalents
                                                 (in thousands)

                                                                                     Six Months Ended
                                                                              June 30,               July 2,
                                                                                1996                  1995
                                                                           --------------------------------------
Cash flows from operating activities:
     Net income                                                              $     16,024           $     10,039
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                               5,621                  4,000
        Changes in assets and liabilities
            Accounts receivable                                                      (885)               (6,266)
            Inventories                                                           (15,574)                  (224)
            Prepaid expenses and other                                             (2,494)                  (629)
            Accounts payable and accrued expenses                                  (6,802)                 2,417
            Net assets/liabilities associated with discontinued operations         (1,441)                (1,095)
                                                                           ---------------       ----------------
                Net cash provided by (used in) operating activities                (5,551)                 8,242

Cash flows from investing activities:
     Proceeds from maturities of short-term investments                            15,984                      -
     Purchases of short-term investments                                          (13,030)                     -
     Investments in other companies                                                (3,000)                  (920)
     Decrease in investments and other                                                  -                    150
     Additions to plant and equipment                                              (4,361)                (4,280)
                                                                           ---------------       ----------------
                Net cash (used in) investing activities                            (4,407)                (5,050)

Cash flows from financing activities:
     Proceeds from issuance of notes payable and long-term debt                     4,113                    269
     Proceeds from issuance of common stock                                         1,963                  2,094
     Proceeds from payments of notes receivable                                        31                     22
     Principal payments under capital lease obligations                              (813)                  (567)
     Repayment of notes payable and long-term debt                                (16,275)                  (868)
                                                                           ---------------       ----------------
                Net cash provided by (used in) financing activities               (10,981)                   950
                                                                           ---------------       ----------------

Net increase (decrease) in cash and cash equivalents                              (20,939)                 4,142

Cash and cash equivalents, beginning of the period                                 41,933                 12,622

                                                                           ===============       ================

Cash and cash equivalents, end of the period                                 $     20,994           $     16,764
                                                                           ===============       ================

See notes to consolidated condensed financial statements.


                        SIERRA SEMICONDUCTOR CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying financials statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented.
         These financial statements should be read in conjunction with the financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
         The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results to be expected in future periods.

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

         The Company also recorded a charge in the quarter ended December 31, 1995 for the disposal of Prometheus of $17,906,000. This discontinued operations charge includes the write-down of assets and the accrual of additional liabilities of Prometheus, as well as a provision for estimated future losses that may be incurred. Prometheus' operating results for the first six months ended June 30, 1996 have been recorded against this provision.

3.  The components of inventories are as follows (in thousands):

                                       June 30,                          Dec 31,
                                         1996                             1995
                                       --------                         --------

         Work-in-progress              $  8,912                         $  6,604
         Finished goods                  21,505                            8,239
                                       --------                         --------
                                        $30,417                          $14,843

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

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarters of 1996 and 1995

Net Revenues
- ------------
                                       Second                         Second
                                       Quarter                        Quarter
                                        1996          Change           1995
                                      ---------      --------        ---------
Net revenues ($000,000)                 $53.0           26%            $42.2

The increase in net revenues was due to significant growth in revenue of PMC-Sierra, Inc. ("PMC") plus an increase in revenue from the communications product groups, especially in the V.34 (28,800 bps) product. The Company experienced a decrease in V.32 bis (14,400 bps) product unit shipments, and a decrease in the multimedia product group.

Gross Profit
- ------------
                                       Second                         Second
                                       Quarter                        Quarter
                                        1996          Change           1995
                                      ---------      --------        ---------
Gross profit ($000,000)                 $27.7           33%             $20.8
Percentage of net revenues               52%                             49%

Gross profit increased as a result of increased revenues during this period. Gross profit as a percentage of net revenues increased as a result of an increase in proportion of sales of products with higher margins. In the future, the Company may experience flat or declining gross profits as a percentage of net revenues if decreases in ASPs ("Average Selling Prices"), particularly ASPs of modem products, are not offset by reductions in production costs, or by sales of products with higher gross profit. Such a decline may have a material adverse effect on the Company's results of operations.

Operating Expenses ($000,000)
- ----------------------------
                                       Second                         Second
                                       Quarter                        Quarter
                                        1996          Change           1995
                                      ---------      --------        ---------
Research and development                $7.9            52%            $5.2
Percentage of net revenues               15%                            12%
Marketing, general & administrative     $8.8            21%            $7.3
Percentage of net revenues               17%                            17%

Research and development expenses increased primarily due to increases in research and development personnel at PMC as well as other product groups. As a percentage of sales, research and development expenses increased as a result of the rate of growth of expenses exceeding the rate of growth of net revenues. In the near term future, the Company expects research and development spending in absolute dollars to remain at approximately the present levels.

Marketing, general and administrative expenses grew due to increases in marketing, sales and administrative personnel at PMC as well as other product groups. As a percentage of net revenues, these expenses remained at the same levels. In the near term future, these expenses are expected to remain at approximately the same level in absolute dollars.

Interest Income (Expense), Net ($000,000)
- ----------------------------------------
                                      Second                         Second
                                      Quarter                        Quarter
                                       1996          Change           1995
                                     ---------      --------        ---------
Interest income (expense)              $0.14           65%            $0.08
Percentage of net revenues              0.3%                           0.2%

Interest income increased due to higher cash balances available to invest and earn interest. Interest expense remained at approximately the same absolute dollar level. Interest expense currently relates primarily to the Company's financing arrangements for working capital financing.

Income taxes have been provided for at an estimated annual tax rate of approximately 35% in 1996 vs. 24% in 1995. This increase in rate results primarily from net operating loss and credit carryforwards having been available in 1995, and substantially all such tax benefits have now been utilized.

First Six Months of 1996 and 1995

Net Revenues
- ------------
                                      First                          First
                                   Six Months                      Six Months
                                      1996          Change            1995
                                   ----------      --------        ----------
Net revenues ($000,000)               $117.4          48%             $79.1

The increase in net revenues was due to significant growth in revenue of PMC plus an increase in revenue from the communications product groups, especially in the V.34 (28,800 bps) product. The Company experienced a decrease in V.32 bis (14,400 bps) product unit shipments, and a decrease in the multimedia product group.

Gross Profit
- ------------
                                       First                          First
                                    Six Months                     Six Months
                                       1996          Change           1995
                                    ----------      --------       ----------
Gross profit ($000,000)                $58.0           49%            $38.9
Percentage of net revenues              49%                            49%

Gross profit increased as a result of increased net revenues during the period. Gross profit as a percentage of net revenues remained unchanged. In the future, the Company may experience flat or declining gross profits as a percentage of net revenues, if decreases in ASPs are not offset by reductions in production costs, or by sales of products with higher gross profit. Such a decline may have a material adverse effect on the Company's results of operations.

Operating Expenses ($000,000)
- ----------------------------
                                       First                          First
                                    Six Months                     Six Months
                                       1996          Change           1995
                                    ----------      --------       ----------
Research and development               $16.3           54%            $10.6
Percentage of net revenues              14%                            13%
Marketing, general & administrative    $17.5           22%            $14.3
Percentage of net revenues               15%                           18%

Research and development expenses increased primarily due to increases in research and development personnel at PMC as well as other product groups. As a percentage of sales, research and development expenses increased as the rate of growth of spending exceeded the rate of growth in net revenues. The Company expects research and development expenses in absolute dollars to remain at approximately the same levels in the near term future.

Marketing, general and administrative expenses grew due to increases in marketing, sales and administrative personnel at PMC as well as other product groups. As a percentage of net revenues, these expenses declined as the rate of growth of net revenues exceeded the rate of growth of these expenses. In the near term future, these expenses are expected to remain at approximately the same level in absolute dollars.

Interest Income (Expense), Net ($000,000)
- ----------------------------------------

                                        First                          First
                                     Six Months                     Six Months
                                        1996          Change           1995
                                     ----------      --------       ----------
Interest income (expense)               $0.5           400%            $0.1
Percentage of net revenues               0.4%                           0.1%

Interest income increased due to higher cash balances available to invest and earn interest. Interest expense remained at approximately the same absolute dollar level. Interest expense currently relates primarily to the Company's financing arrangements for working capital financing.

Income taxes have been provided for at an estimated annual tax rate of approximately 35% in 1996 vs. 24% in 1995. This increase in rate results primarily from net operating loss and credit carryforwards having been available in 1995, and substantially all such tax benefits have now been utilized.

Factors Affecting Future Results

Fluctuation in Operating Results. The Company's quarterly and annual operating results may vary due to a number of factors, including, among others, the timing of new product introductions, decreased demand or average selling prices for products, market acceptance of products, demand for products of the Company's customers, the introduction of products or technologies by the Company's competitors, competitive pressure on product pricing, the Company's and its customers' inventory levels of the Company's products, product availability from outside foundries, variations in manufacturing yields for the Company's products, expenditures for new product and process development, the acquisition of wafer fabrication capacity, and the acquisition of businesses, products or technologies. At various times in the past, the Company's foundry suppliers have experienced lower than anticipated yields that have adversely affected production and, consequently, the Company's operating results. There can be no assurance that the Company's existing or future foundry suppliers will not experience irregularities which could have an adverse effect on the Company's operating results. The Company from time to time may order in advance of anticipated customer demand from its foundries in response to anticipated long lead times to obtain inventory and materials, which might result in excess inventory levels if expected orders fail to materialize or other factors render the Company's product or its customer's products less marketable. The Company is dependent on sales of graphics products to Apple Computer, which represented less than 10% of net revenues in the first six months of 1996, down from 28% in the first six months of 1995. Any delay or cancellation of existing orders, or any decline in projected future orders, by the Company's customers could have a material adverse effect on the Company's operating results. The Company's operating results also are affected by the state and direction of the electronics industry and the economy in the United States and other markets the Company serves. Recently, the electronics industry has been experiencing a slowdown in business activity. The Company's revenues declined in the second quarter of 1996, from the first quarter of 1996, principally as a result of reduced unit shipments of V.34 modem products. Historically, the industry has also experienced seasonal slowdowns in the third calendar quarters of prior years. If these conditions and trends continue, the Company may experience a material adverse effect on revenues and operating results in the near term future. The occurrence of any of the foregoing or other factors could have a material adverse effect on the Company's operating results.

Historically, ASPs (average selling prices) in the semiconductor industry have decreased over the life of a particular product. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products are characterized by intense price competition. As the markets for the Company's modem products mature and competition increases, the Company anticipates that ASPs on such products will continue to decline, particularly as product technologies mature. ASPs on existing products can decline dramatically when the PC industry transitions to new product standards. Recently, one or more of the Company's competitors have been aggressively pricing V.32 modem products to reduce their inventories. The Company continues to get orders for these products. Given this competitive environment, however, the Company's results may be adversely impacted by declining revenues and margins in these products. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to introduce new higher performance products with higher ASPs, the Company's operating results would be materially and adversely affected. Any yield or other production problems, shortages of supply that increase the Company's manufacturing costs, or failure to reduce manufacturing costs, would have a material adverse effect on the Company's operating results.

Access to Wafer Fabrication Capacity. The Company does not own or operate a wafer fabrication facility, and all of its semiconductor device requirements are supplied by outside foundries. Substantially all of the Company's semiconductor products are currently manufactured by third party foundry suppliers. The Company's foundry suppliers fabricate products for other companies and produce products of their own design. The Company's reliance on independent foundries involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. In the event that these foundries are unable or unwilling to continue to manufacture the Company's products in required volumes, the Company will have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. No assurance can be given that any such source would become available to the Company or that any such source would be in a position to satisfy the Company's production requirements in a timely basis, if at all. Any significant interruption in the supply of semiconductors to the Company would result in the allocation of products to customer, which in turn could have a material adverse effect on the Company's operating results.

The Company has considered and will continue to consider various possible transactions in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies. These transactions may include equity investments in or loans to independent wafer fabrication companies in exchange for access to production capacity, non-refundable deposits or advances on subsequent deliveries, capital equipment purchases or leases on behalf of the foundries, the formation of joint ventures to own and operate foundries, or the usage of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. The Company is evaluating transactions with its existing and potential new foundry suppliers. The Company believes that it will be required to commit substantial capital in return for access to wafer production capacity, and the inability of the Company to timely and cost effectively secure such capacity would have a material adverse effect on the Company's operating results. Also, if the industry continues to be in an oversupply position, some Company assets may be impaired which could have a material adverse effect on the Company's operating results.

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

Products for telecommunications and data communications applications are based on industry standards that are continually evolving. The modem marketplace continues to experience a rapid transition from the V.32 standard, which operates at 14,400 bps, to the V.34 standard, which operates at 28,800 bps. Sales of V.32 modems are continuing to decline industry-wide. Future transitions in customer preferences could quickly obsolete other Sierra products. The Company is also developing products for the Asynchronous Transfer Mode ("ATM") telecommunications and networking market, which is in an early stage of development. The emergence and adoption of new industry standards that compete with ATM or maintenance by the industry of existing standards in lieu of new standards could render the Company's ATM products unmarketable or obsolete. The Company's development efforts are focused on ATM and related products that operate at faster speeds and at higher layers of protocol processing. A material portion of the Company's revenues and a substantial portion of the Company's profits are derived from sales of ATM, T1/E1, DST/E3 and SONET/SDH, based products. There can be no assurance that a significant market for the Company's ATM-based telecommunications products will emerge or, if it does emerge, that the Company will be able to develop and market these or other ATM-related products in a timely and commercially viable manner. The adoption or maintenance by the industry of high speed transmission standards other than ATM or the inability of the Company to develop and market its ATM-related products would have a material adverse effect on the Company's operating results.

Many of the Company's products under development are complex semiconductor devices that require extensive design and testing before prototypes can be manufactured. The integration of a number of functions in a single chip or in a chipset requires the use of advanced semiconductor manufacturing technique. This can result in chip redesigns if the initial design does not permit acceptable manufacturing yields. The Company's telecommunications products are designed for customers who in many instances have not yet fully defined their hardware products. Design delays or redesigns by these customers could in turn delay completion or require redesign of the semiconductor devices needed for the final hardware product. In this regard, many of the relevant standards and protocols for ATM-based products have not been widely adopted or ratified by the relevant standard-setting bodies. Redesigns or design delays often are required for both the hardware manufacturer's products and the Company's chipsets as industry and customer standards, protocols or design specifications are determined. Any resulting delay in the production of the Company's products could have a material adverse effect on the Company's operating results.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents and short term investments decreased from $45.9 million on December 31, 1995 to $22.0 million on June 30, 1996. The decline was principally attributable to $17.1 million of payments made during this period to reduce debt and capital lease obligations (principally related to a foundry agreement for future production capacity), and a $15.6 million increase in inventories. Other cash consuming activities were an increase in deposits for wafer capacity of $9.0 million (related to commitments made in 1995), a decrease of $6.8 million in accounts payable and accrued expenses, a $4.4 million net increase in capital assets, equity investment in a foundry source of $3.0 million, a $1.4 million change in net liabilities of discontinued operations (Prometheus), and a $0.9 million increase in accounts receivables. These were offset by net income of $16.0 million, proceeds of $7.0 million from the sale of SiTel-Sierra in the fourth quarter of 1995, $5.6 million in non-cash depreciation and amortization expenses, proceeds of $3.8 million from the Company's line of credit, and proceeds of $2.0 million from issuance of common stock (principally under the Company's stock option and purchase plans.)

As of June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents and short term investments of $22.0 million, and approximately $6.2 million available under its bank line of credit. The current line of credit agreement expires on July 1, 1997. The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital expenditure requirements through fiscal 1996. Capital expenditures for the remainder of fiscal 1996 are anticipated to be approximately $9 million.

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

The Company entered into a seven (7) year lease agreement for an approximately 83,000 square foot facility in San Jose, California, which the Company plans to occupy in the fourth quarter of 1996. The new lease takes effect January 1, 1997 and has an annual rent of approximately $0.8 million.

                           PART II - OTHER INFORMATION

Item 4.       SUBMISSION OF MATTERS TO A VOTE BY SHAREHOLDERS

The Annual Meeting of Shareholders of Sierra Semiconductor Corporation was held on June 5, 1996 for the purposes of electing directors of the Company, approving certain changes to the 1991 Employee Stock Purchase Plan and the 1994 Incentive Stock Plan, and confirming the appointment of Ernst & Young LLP as the independent auditors of the Company for the 1996 fiscal year ending December 29, 1996. All nominees for directors were elected, the changes to the 1991 Employee Stock Purchase Plan and 1994 Incentive Stock Plan were approved, and the appointment of Ernst & Young LLP was confirmed. The voting on each matter is set forth below:

(A) Election of Directors:

              Nominee:                            For                Withheld

              James V. Diller                 21,991,084              497,479
              Richard J. Koeltl               22,043,434              497,479
              Alexandre Balkanski             20,972,364              497,479
              Donald T. Valentine             22,054,054              497,479
              Michael L. Dionne               22,034,284              497,479
              Frank J. Marshall               22,111,300              497,479

(B) Proposal to approve an amendment to the 1991 Employee Stock Purchase Plan:

                For              Against             Abstain          No Vote

            21,381,636           738,222             100,407          145,735

(C) Proposal to approve an amendment to the 1994 Incentive Stock Plan:

                For              Against             Abstain          No Vote

            17,151,396          4,951,108            117,761          145,735

(D) Proposal to confirm the appointment of Ernst & Young as the independent auditors of the Company for fiscal year ending December 29, 1996:

                For              Against             Abstain          No Vote

            22,268,123            58,296             39,581               -0-

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits -

         o  11.1  - (calculation of earnings per share)

    (b)  No report on Form 8-K was filed during the quarter ended June 30, 1996

Exhibit 11.1
                        SIERRA SEMICONDUCTOR CORPORATION
                        CALCULATION OF EARNINGS PER SHARE
                  (In thousands, except for per share amounts)

                                                                                       Three Months Ended
                                                                                            June 30,
                                                                          ---------------------------------------------

                                                                                1996                       1995

Income from continuing operations                                          $           7,198          $           6,472
Loss from discontinued operations                                                          -                       (533)
                                                                          ------------------         ------------------
Net income                                                                             7,198                      5,939
                                                                          ==================         ==================


Weighted average common shares outstanding                                            29,356                     26,221

Common stock options                                                                   1,222                      1,641
                                                                          ------------------         ------------------

Shares used in calculation of net income per share                                    30,578                     27,862
                                                                          ==================         ==================


Income from continuing operations per share                                $            0.24          $            0.23
Loss from discontinued operations per share                                $              -           $           (0.02)
                                                                          ------------------         ------------------

Net income per share                                                       $            0.24          $            0.21
                                                                          ==================         ==================

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SIERRA SEMICONDUCTOR CORPORATION
                                  (Registrant)


Date:    July 26, 1996              /s/ James V. Diller____________________
                                  James V. Diller
                                  Chairman and Chief Executive Officer

Date:    July 26, 1996              /s/ Glenn C. Jones_____________________
                                  Glenn C. Jones
                                  Senior Vice President, Finance
                                  Chief Financial Officer (Principal Accounting Officer)