Form 10-Q
period 1996-09-29
SIERRA SEMICONDUCTOR CORP
filed 1996-11-05
CIK 767920

24

 -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10 - Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              for the quarterly period ended September 29, 1996 or

    [  ]      Transition report pursuant to Section 13 or 15(d)of the Securities
              Exchange Act of 1934.

              Commission File Number 0-19084

                              SIERRA SEMICONDUCTOR
                                   CORPORATION
             (Exact name of registrant as specified in its charter)

                A California Corporation - I.R.S. NO. 94-2925073


                                2222 QUME DRIVE
                           SAN JOSE, CALIFORNIA 95131
                               (Current Address)


                            2075 NORTH CAPITOL AVENUE
                               SAN JOSE, CA 95132
                                (Former Address)

                            Telephone (408) 434-9300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes            X         No
                              -------                -------

Common shares outstanding at  September 29, 1996 - 28,469,994
--------------------------------------------------------------------------------

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

        -         Consolidated condensed balance sheets                        3

        -         Consolidated condensed statements of income                  4

        -         Consolidated condensed statements of cash flows              5

        -         Notes to consolidated condensed financial statements         6



Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                 8





PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8 - K                          23

                                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                        SIERRA SEMICONDUCTOR CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (In thousands)

                                                                 September 29,    December 31,
                                                                    1996            1995
                                                                --------------  --------------
ASSETS:
Current assets:
    Cash and cash equivalents                                    $  20,101        $  41,933
    Short-term investments                                           6,969            4,004
    Accounts receivable, net                                        24,440           39,320
    Inventories                                                     12,571           14,843
    Prepaid expenses and other current assets                        2,462            9,813
                                                                 ---------        ---------
             Total current assets                                   66,543          109,913

Property and equipment, at cost                                     47,922           49,375
Accumulated depreciation and amortization                          (33,454)         (26,671)
                                                                 ---------        ---------
                                                                    14,468           22,704

Goodwill and other intangible assets,  net                          10,551           13,856
Investments and other assets                                         7,833            5,147
Deposits for wafer fabrication capacity                             27,120           33,240
                                                                 ---------        ---------
                                                                 $ 126,515        $ 184,860
                                                                 =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                             $  15,117        $  22,866
    Accrued liabilities                                              8,859            8,494
    Accrued income tax                                               6,147            7,737
    Accrued restructure costs                                       30,563             --
    Short-term debt and current portion of obligations under
        capital leases and long-term debt                            4,809           33,979
    Net liabilities of discontinued operations                       2,389            4,096
                                                                 ---------        ---------
             Total current liabilities                              67,884           77,172

Deferred income taxes                                                2,083            2,179
Noncurrent obligations under capital leases and long-term debt      10,962            8,979
Special shares of PMC convertible into Sierra common stock          12,753           15,530

Shareholders' equity:
    Common stock, no par value                                     131,930          119,758
    Accumulated deficit                                            (99,096)         (38,726)
                                                                 ---------        ---------
                                                                    32,834           81,032
    Less shareholders' notes receivable                                 (1)             (32)
                                                                 ---------        ---------
             Total shareholders' equity                             32,833           81,000
                                                                 ---------        ---------
                                                                 $ 126,515        $ 184,860
                                                                 =========        =========

See notes to consolidated condensed financial statements.

                                         SIERRA SEMICONDUCTOR CORPORATION
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (In thousands, except for per share amounts)

                                                              Three Months Ended          Nine Months Ended
                                                           September 29,  October 1,  September 29,  October 1,
                                                               1996         1995         1996         1995
                                                            ---------    ---------    ---------    ---------

Net revenues                                                $  34,726    $  50,700    $ 152,144    $ 129,840

Cost of sales                                                  21,318       25,793       80,782       66,007
                                                            ---------    ---------    ---------    ---------
Gross profit                                                   13,408       24,907       71,362       63,833

Other costs and expenses:
    Research and development                                    6,790        5,969       23,081       16,523
    Acquisition of in process research and development          7,783         --          7,783         --
    Marketing, general and administrative                       7,314        7,170       24,821       21,449
    Purchase price adjustment - compensation                     --         10,624         --         10,624
    Restructure costs                                          67,770         --         67,770         --
                                                            ---------    ---------    ---------    ---------
Income (loss) from operations                                 (76,249)       1,144      (52,093)      15,237

Interest income (expense), net                                     33           19          529          145
                                                            ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes               (76,216)       1,163      (51,564)      15,382

Provision for income taxes                                        178        2,384        8,806        5,727
                                                            ---------    ---------    ---------    ---------
Income (loss) from continuing operations                      (76,394)      (1,221)     (60,370)       9,655

Loss from discontinued operations                                --         (2,249)        --         (3,086)

                                                            ---------    ---------    ---------    ---------
Net income (loss)                                           $ (76,394)   $  (3,470)   $ (60,370)   $   6,569
                                                            =========    =========    =========    =========

Income (loss) from continuing operations per share          $   (2.57)   $   (0.05)   $   (2.05)   $    0.34
Loss from discontinued operations per share                 $    --      $   (0.08)   $    --      $   (0.11)
                                                            ---------    ---------    ---------    ---------
Net income (loss) per share                                 $   (2.57)   $   (0.13)   $   (2.05)   $    0.23
                                                            =========    =========    =========    =========


Shares used in calculation of net income (loss) per share      29,782       27,230       29,456       28,107
                                                            =========    =========    =========    =========


See notes to consolidated condensed financial statements.

                                 SIERRA SEMICONDUCTOR CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Increase (decrease) in cash and cash equivalents
                                               (in thousands)

                                                                                Nine Months Ended
                                                                        September 29,           October 1,
                                                                              1996               1995
                                                                        ---------------------------------
Cash flows from operating activities:
    Net income (loss)                                                      $(60,370)          $  6,569
    Adjustments  to  reconcile  net  income  to net cash
    provided  by (used in) operating activities:
       Depreciation and amortization                                          8,675              6,239
       Compensation expense from purchase price adjustment
          of PMC-Sierra acquisition                                            --               10,624
       Acquisition of in process technology and development
          from purchase of net assets of BIT                                  7,783               --
       Fixed asset loss related to restructure reserve                        9,689               --
       Changes in assets and liabilities
          Accounts receivable                                                14,537            (13,906)
          Inventories                                                         2,272                 19
          Prepaid expenses and other                                          1,227             (3,876)
          Accounts payable and accrued expenses                             (10,053)             9,879
          Accrued restructuring costs                                        30,563               --
          Net assets/liabilities associated with discontinued operations     (1,707)            (2,547)
                                                                           --------           --------
             Net cash provided by operating activities                        2,616             13,001


Cash flows from investing activities:
    Proceeds from maturities of short-term investments                       15,984              2,190
    Purchases of short-term investments                                     (18,949)              --
    Investments in other companies                                           (3,000)              (920)
    Decrease in investments and other                                          --                  150
    Purchase of BIT assets, net of cash acquired                                 71               --
    Additions to plant and equipment                                         (3,334)            (7,473)
                                                                           --------           --------
             Net cash (used in) investing activities                         (9,228)            (6,053)


Cash flows from financing activities:
    Proceeds from issuance of notes payable and long-term debt                  353                687
    Proceeds from issuance of common stock                                    2,607              2,713
    Proceeds from payments of notes receivable                                   31                 29
    Principal payments under capital lease obligations                       (1,379)              (886)
    Repayment of notes payable and long-term debt                           (16,832)            (1,282)
                                                                           --------           --------
             Net cash provided by (used in) financing activities            (15,220)             1,261
                                                                           --------           --------

Net increase (decrease) in cash and cash equivalents                        (21,832)             8,209

Cash and cash equivalents, beginning of the period                           41,933             12,622

                                                                           --------           --------
Cash and cash equivalents, end of the period                               $ 20,101           $ 20,831
                                                                           ========           ========

See notes to consolidated condensed financial statements.

                        SIERRA SEMICONDUCTOR CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented.
     These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     The results of operations for the three and nine months ended September 29, 1996 are not necessarily indicative of results to be expected in future periods.

 2. In the third quarter of 1996, the Company recorded a charge of $72,470,000 in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. $4,700,000 of this charge is included in cost of sales as an inventory write down, and $67,770,000 is included as a restructure cost in operating expenses. $23,000,000 of the total charge is for an adjustment in the valuation of inventory to net realizable value. $10,085,400 is severance and related costs for the employees in North America. $9,907,938 of the charge is the accrual for certain purchase orders, write-off of prepaid expenses and accrual for other commitments of the Company. $9,650,000 of the charge is a write down in excess fixed assets. $6,930,056 of the charge is for a write down in the value that the Company will derive from an investment in a foundry source. $5,047,209 of this charge is a write-off of accounts receivable due primarily to price discounts. $3,411,000 of the charge is for excess facilities costs in North America. $2,458,810 of the charge is the write-off of goodwill of the Company's B.V. subsidiary in Holland, which will be liquidated, and an additional $1,980,000 for the costs of severance, facilities, and other costs associated with the closure of the Company's European subsidiaries.The remainder relates to the accrual for a reduced value expected to be derived from an existing capacity commitment, the estimate for excess facility costs, and the accrual for price protection due to changes in the Company's pricing of modem products.

 3. During the third quarter of 1996, a subsidiary of the Company acquired the ethernet switching assets, intellectual property, and certain other assets of Bit, Inc. in exchange for shares of Sierra common stock and other considerations with an aggregate value of approximately $8,107,000. The acquisition resulted in a $7,783,000 charge for the purchase of in-process research and development. The remaining $324,000 of technology assets have been capitalized as a long term asset which will be amortized over seven years. Results of operations include the costs of continuing the development of products and related activities acquired from Bit, Inc. from the closure of the acquisition on September 3, 1996. The proforma effect of combining the Bit transaction with the Company's operations the first nine months of fiscal 1995 and 1996 are not reported separately because they are considered to be not material


4.   The components of inventories are as follows (in thousands):

                                 September 29,                       Dec 31,
                                     1996                             1995
                                     ----                             ----
     Work-in-progress            $  4,318                         $  6,604
     Finished goods                 8,253                            8,239
                                    -----                            -----
                                  $12,571                          $14,843
                                  =======                          =======

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarters of 1996 and 1995

Overview
--------

In the third quarter of fiscal 1996, the Company announced its decision to exit from the modem chipset business, and to focus on its existing networking and infrastructure semiconductor businesses. As a result of this decision, the modem chipset product line has been put up for sale, and the Company recorded a restructuring charge of $72,470,000, which includes costs of restructuring the Company's non-networking product operations.

Consistent with the Company's strategy to focus on the networking and infrastructure semiconductor businesses, a subsidiary of the Company acquired in the third quarter of 1996 the ethernet switching assets, intellectual property and certain other assets from Bit, Incorporated, a privately held company in Beaverton, Oregon. These assets were acquired in exchange for the Company's common shares and other consideration with an aggregate value of approximately $8,107,000. The acquisition was accounted for as a purchase transaction, with a charge in the quarter of $7,783,000 for in-process research and development. Approximately $324,000 of technology assets were capitalized, and will be amortized over seven years.

Net Revenues
                                           Third                        Third
                                          Quarter                      Quarter
                                           1996         Change           1995
                                           ----         ------           ----

Net revenues ($000,000)
   Networking products                    $16.0            55%          $10.3
   User interface - other                 $12.7          (48%)          $24.5
   User interface - modem                  $6.0          (62%)          $15.9
                                         ------          -----          -----
   Total net revenues                     $34.7          (32%)          $50.7

The Company's decrease in total net revenues was due to a decline in sales of user interface products, primarily modem chipset products and graphics chips. Partially offsetting these reductions was growth in revenues of networking products by the Company's PMC-Sierra, Inc. subsidiary ("PMC").

Gross Profit
                                               Third                     Third
                                              Quarter                   Quarter
                                               1996          Change      1995
                                               ----          ------      ----

Gross profit ($000,000)
 Networking products                          $11.7           50%        $7.8
 Percentage of net revenues                     73%                       76%

 User interface products                       $1.7          (90%)      $17.1
 Percentage of net revenues                      9%                       42%

 User interface products excluding
  valuation reserve for modem inventory        $6.4          (63%)      $17.1
 Percentage of net revenues                     34%                       42%

 Total gross profit                           $13.4          (46%)      $24.9
 Percentage of net revenues                     39%                       49%

 Total gross profit excluding valuation
  reserve for modem inventory                 $18.1          (27%)      $24.9
 Percentage of net revenues                     52%                       49%


Gross profit decreased as a result of lower revenue during this period, and a $4.7 million charge to cost of sales for an inventory write down associated with the Company's decision to exit from the modem chipset business. Gross profit as a percentage of net revenues declined primarily due to this inventory write-down charge. Excluding this charge, gross profit as a percentage of net revenues increased as the mix of higher gross margin networking products increased as a percentage of total net revenues. In the near term, as the Company sells its existing modem products, which have lower gross margins than networking products, the overall gross margin of the Company may decline depending on the percentage of modem product revenues relative to total revenues. In the longer term, the Company may experience declining gross profits as a percentage of net revenues if decreases in average selling prices of existing networking products are not offset by reductions in production costs, or by an increase in the share of total revenue of networking products with higher gross profit.

Operating Expenses and Charges ($000,000)
                                               Third                      Third
                                              Quarter                    Quarter
                                               1996        Change         1995
                                               ----        ------         ----

Research and development                       $6.8         13%          $6.0
Percentage of net revenues                      20%                       12%

In-process research & development              $7.8                       ---
Percentage of net revenues                      22%                       ---

Marketing, general & administrative            $7.3          1%          $7.2
Percentage of net revenues                      21%                       14%

Purchase price adjustment-compensation          ---         ---         $10.6
Percentage of net revenues                      ---         ---           21%

Restructure costs                             $67.8         ---           ---
Percentage of net revenues                     195%         ---           ---

Research and Development expenses increased primarily due to increases in research and development personnel in networking products. As a percentage of net revenues, research and development expenses increased as a result of growth in expenses and a decline in sales. In the near term, the Company expects research and development spending to decline in absolute dollars, due to the reduction in user interface research and development, offset partially by increases in research and development spending for networking products.

In-process research and development charges incurred in the third fiscal quarter of 1996 related to the acquisition of the ethernet switching and other assets from Bit, Inc.

Marketing, general and administrative expenses remained at approximately the same level. As a percentage of revenues, these expenses increased due to the reduced net revenues. In the near term, the Company expects marketing, general and administrative spending to decline in absolute dollars, due to the reduction in user interface marketing, general and administrative expenses, offset partially by increases in marketing, general and administrative spending for networking products.

The purchase price adjustment-compensation in the third quarter of 1995 was due to the completion of the acquisition of PMC, and related to the purchase price adjustment shares reserved for issuance to the employee/shareholders of PMC.

Restructure costs are part of the Company recorded charge of $72,470,000 in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. $4,700,000 of this is included in cost of sales as an inventory write down, and $67,770,000 is included as restructure costs in operating expenses. $23,000,000 of the total charge is for an adjustment in the valuation of inventory to net realizable value. $10,085,400 is severance and related costs for the employees in North America. $9,907,938 of the charge is the accrual for certain purchase orders, write-off of prepaid expenses and accrual for other commitments of the Company. $9,650,000 of the charge is a write down in excess fixed assets. $2,458,810 of the charge is the write-off of goodwill of the Company's B.V. subsidiary in Holland, which will be liquidated, and an additional $1,980,000 for the costs of severance, facilities, and other costs associated with the closure of the Company's European subsidiaries. The remainder relates to the accrual for a reduced value expected to be derived from an existing capacity commitment, the estimate for excess facility costs, and the accrual for price protection due to changes in the Company's pricing of modem products.


Interest Income (Expense), Net ($000,000)
-----------------------------------------

                                       Third                          Third
                                      Quarter                        Quarter
                                       1996          Change           1995
                                       ----          ------           ----

Interest income (expense)             $0.03             74%          $0.02
Percentage of net revenues             0.1%                          0.03%

Interest income increased due to higher cash balances available to invest and earn interest. Interest expense increased slightly. Interest expense currently relates primarily to the Company's financing arrangements for working capital financing, leases, and financing of previously established foundry commitments.

The provision for income taxes consists primarily of taxes on foreign operations. U.S. taxes are reduced by the utilization of the current portion of net operating losses associated with the restructure charge, which substantially offsets the provision for taxes on foreign operations in the third fiscal quarter of 1996. The Company's estimated tax rate for 1996 will be a component of foreign taxes on income, and U.S. taxes on income offset by the utilization of the allowable restructure charges during the year. The net estimated result is not expected to be higher than the rate provided in the first and second quarter of 1996. The actual results will be dependent upon the revenue and profits of the various legal entities and product lines.

First Nine Months of 1996 and 1995

Net Revenues
                                         First                       First
                                      Nine Months                 Nine Months
                                         1996        Change          1995
                                         ----        ------          ----

Net revenues ($000,000)
   Networking products                   $49.8          88%         $26.5
   User interface - other                $50.6        (31%)         $73.6
   User interface - modem                $51.7          74%         $29.7
                                         -----          ---         -----
   Total net revenues                   $152.1          17%        $129.8

The increase in total net revenues was attributable to growth in revenues of networking and User Interface-modem products during the first two quarters of 1996. The increase in revenues of these products was partially offset by a decline in revenues of User Interface-other products, which was primarily due to lower sales of graphics chip products and to a decline in modem product sales in the third quarter of 1996.

Gross Profit
                                               First                    First
                                            Nine Months              Nine Months
                                               1996        Change       1995
                                               ----        ------       ----

Gross profit ($000,000)
   Networking products                          $36.8        86%       $19.8
   Percentage of net revenues                     74%                    75%

   User interface products                      $34.6       (21%)      $44.0
   Percentage of net revenues                     34%                    43%

   User interface products excluding
    valuation reserve for modem inventory       $39.3       (11%)      $44.0
   Percentage of net revenues                     38%                    43%

   Total gross profit                           $71.4        12%       $63.8
   Percentage of net revenues                     47%                    49%

   Total gross profit excluding valuation
      reserve for modem inventory               $76.1        19%       $63.8
   Percentage of net revenues                     50%                    49%

Gross profit increased as a result of increased net revenues during this period. Gross profit as a percentage of net revenues declined due to the $4.7 million charge for inventory valuation write down. Gross profit as a percentage of net revenues excluding this inventory valuation charge increased slightly as the mix of higher gross margin networking products increased as a percentage of total net revenues to offset the margin declines in the user interface products. In the near term, as the Company sells its existing modem products, which have lower gross margins than networking products, the overall gross margin of the Company may decline depending on the percentage of modem product revenues relative to total revenues. In the longer term, the Company may experience declining gross profits as a percentage of net revenues if decreases in average selling prices of existing networking products are not offset by reductions in production costs, or by an increase in the share of total revenue of networking products with higher gross profit.

Operating Expenses and Charges ($000,000)
-----------------------------------------

                                               First                    First
                                            Nine Months              Nine Months
                                               1996        Change       1995
                                               ----        ------       ----

Research and development                         $23.1        40%      $16.5
Percentage of net revenues                        15.1%                 12.7%

In-process research & development                 $7.8       ---        ---
Percentage of net revenues                        5.1%

Marketing, general & administrative              $24.8        16%      $21.4
Percentage of net revenues                       16.3%                 16.5%

Purchase price adjustment-compensation            ---                  $10.6
Percentage of net revenues                                              8.2%

Restructure costs                                $67.8                  ---
Percentage of net revenues                       44.6%                  ---

Research and development expenses increased primarily due to increases in research and development personnel in networking products as well as other product groups. As a percentage of net revenues, research and development expenses increased as the rate of growth of spending exceeded the rate of net revenues growth. In the near term, the Company expects research and development spending to decline in absolute dollars, due to the reduction in user interface research and development, offset partially by increases in research and development spending on networking products.

In-process research and development charges were incurred in the third fiscal quarter of 1996, as a result of the acquisition of the ethernet switching and other assets from Bit, Inc.

Marketing, general, and administrative expenses grew due to increases in marketing, sales, and administrative personnel in networking products as well as other product groups.As a percentage of net revenues, these expenses remained at approximately the same level, as the rate of growth in these expenses was approximately the same as the rate of revenue growth. In the near term, the Company expects marketing, general and administrative spending to decline in absolute dollars, due to the reduction in user interface marketing, general and administrative expenses, offset partially by increases in marketing, general and administrative spending for networking products.

The purchase price adjustment-compensation in the third quarter of 1995 was due to the completion of the acquisition of PMC, and related to the purchase price adjustment shares reserved for issuance to the employee/shareholders of PMC.

Restructure costs are part of the Company recorded charge of $72,470,000 in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. $4,700,000 of this is included in cost of sales as an inventory write down, and $67,770,000 is included as restructure costs in operating expenses. $23,000,000 of the total charge is for an adjustment in the valuation of inventory to net realizable value. $10,085,400 is severance and related costs for the employees in North America. $9,907,938 of the charge is the accrual for certain purchase orders, write-off of prepaid expenses and accrual for other commitments of the Company. $9,650,000 of the charge is a write down in excess fixed assets. $2,458,810 of the charge is the write-off of goodwill of the Company's B.V. subsidiary in Holland, which will be liquidated, and an additional $1,980,000 for the costs of severance, facilities, and other costs associated with the closure of the Company's European subsidiaries. The remainder relates to the accrual for a reduced value expected to be derived from an existing capacity commitment, the estimate for excess facility costs, and the accrual for price protection due to changes in the Company's pricing of modem products.



Interest Income (Expense), Net ($000,000)
-----------------------------------------

                                       First                          First
                                    Nine Months                    Nine Months
                                       1996          Change           1995
                                       ----          ------           ----

Interest income (expense)              $0.5            253%          $0.15
Percentage of net revenues             0.3%                           0.1%

Interest income increased due to higher cash balances available to invest and earn interest. Interest expense increased slightly. Interest expense currently relates primarily to the Company's financing arrangements for working capital financing, leases, and financing of previously established foundry commitments.

The provision for income taxes consists primarily of taxes on foreign operations. U.S. taxes are reduced by the utilization of the current portion of net operating losses associated with the restructure charge, which substantially offsets the provision for taxes on foreign operations in the third fiscal quarter of 1996. The Company's estimated tax rate for 1996 will be a component of foreign taxes on income, and U.S. taxes on income offset by the utilization of the allowable restructure charges during the year. The net estimated result is not expected to be higher than the rate provided in the first and second quarter of 1996. The actual results will be dependent upon the revenue and profits of the various legal entities and product lines.


Risk Factors

THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS, SOME OF WHICH ARE DESCRIBED BELOW. THE COMPANY AND PMC-SIERRA, INC. EACH FACE SIMILAR FACTORS WHICH MAY AFFECT THEIR RESPECTIVE PERFORMANCE, AND ACCORDINGLY CERTAIN RISK FACTORS BELOW WHICH REFER TO THE COMPANY AND ITS OPERATIONS SHOULD ALSO BE VIEWED AS RISK FACTORS REFERRING SEPARATELY TO PMC-SIERRA, INC. AND ITS OPERATIONS.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements and information in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements involve risks and uncertainties which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements include projections of gross margin, future expenditures on research and development an on marketing, general and administrative activities, and projected tax rates. Actual results could differ from those projected in any forward-looking statements for the reasons detailed below.


FLUCTUATIONS IN OPERATING RESULTS

The Company's quarterly and annual operating results may vary due to a number of factors, including, among others, the timing of new product introductions, decreased demand or average selling prices for products, market acceptance of products, demand for products of the Company's customers, the introduction of products or technologies by the Company's competitors, competitive pressure on product pricing, the Company's and its customers' inventory levels of the Company's products (particularly discontinued modem products), product availability from outside foundries, variations in manufacturing yields for the company's products, expenditures for new product and process development, the acquisition of wafer fabrication and other manufacturing capacity, and the acquisition of businesses, products or technologies. At various times in the past, the Company's foundry and other suppliers have experienced lower than anticipated yields that have adversely affected production and, consequently, the Company's operating results. There can be no assurance that the Company's existing or future foundry and other suppliers will not experience irregularities which could have a material adverse effect on the Company's operating results. The Company from time to time may order in advance of anticipated customer demand from its suppliers in response to anticipated long lead times to obtain inventory and materials, which might result in excess inventory levels if expected orders fail to materialize or other factors render the Company's product or its customer's products less marketable. The Company has limited ability to forecast its unit volumes of discontinued modem chipset sales or the prices at which these sales will occur, particularly in light of recent announcements by competitors of modems operating at speeds of up to 56 kbps. The Company's visibility on sales of networking chipsets is limited due to customer uncertainty regarding future demand for end-user networking products and price competition in the market for ATM chipsets. Any delay or cancellation of existing orders, or any decline in projected future orders, by the Company's customers could have a material adverse effect on the Company's operating results. Margins will vary depending on product mix as described above. The Company's operating results also are affected by the state and direction of the electronics industry and the economy in the United States and other markets the Company serves. The Company's operating results could also be adversely affected if restructuring reserves are insufficient for the costs of liquidating inventory, retaining employees and discontinuing operations. The occurrence of any of the foregoing or other factors could have a material adverse effect on the Company's operating results. Due to these factors, past results may not be indicative of future results.

TECHNOLOGICAL CHANGE

The markets for the Company's products are characterized by evolving industry standards and rapid technological change and product obsolescence. Technological change may be particularly pronounced in the developing markets for communications semiconductor devices used in high-speed networks. The Company's future success will be highly dependent upon the timely completion and introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including proper definition of such products, successful and timely completion of product development and introduction to market, correct judgment with respect to product demand, market acceptance of the Company's and its customers' products, fabrication yields by the Company's independent foundries and the continued ability of the Company to offer innovative new products at competitive prices. Many of these factors are outside the control of the Company. There can be no assurance that the Company will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or be able to respond effectively to new technological changes or product announcements by others. A failure in any of these areas would materially and adversely affect the Company's operating results.

The Company's current strategy is focused on high-speed networking interface chips. Products for telecommunications and data communications applications are based on industry standards that are continually evolving. Future transitions in customer preferences could quickly obsolete Sierra products. The Company is developing products for the Asynchronous Transfer Mode ("ATM") telecommunications and networking market, which is in an early stage of development. The emergence and adoption of new industry standards that compete with ATM or maintenance by the industry of existing standards in lieu of new standards could render the Company's ATM products unmarketable or obsolete. The market for ATM equipment has not developed as rapidly as industry observers has predicted, and alternative networking technologies such as "fast Ethernet" have developed to meet consumer requirements. A substantial portion of the Company's development efforts are focused on ATM and related products. A material portion of the Company's revenues and a substantial portion of the Company's profits are derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products. There can be no assurance that a significant market for the Company's products will emerge or, if it does emerge, that the Company will be able to develop and market these or other networking products in a timely and commercially viable manner. The adoption or maintenance by the industry of high speed transmission standards other than those which the Company currently addresses, or the inability of the Company to develop and market its networking-related products, would have a material adverse effect on the Company's operating results.

Many of the Company's products under development are complex semiconductor devices that require extensive design and testing before prototypes can be manufactured. The integration of a number of functions in a single chip or in a chipset requires the use of advanced semiconductor manufacturing techniques. This can result in chip redesigns if the initial design does not permit acceptable manufacturing yields. The Company's telecommunications products are designed for customers who in many instances have not yet fully defined their hardware products. Design delays or redesigns by these customers could in turn delay completion or require redesign of the semiconductor devices needed for the final hardware product. In this regard, many of the relevant standards and protocols for products based on high speed networking technologies have not been widely adopted or ratified by the relevant standard-setting bodies. Redesigns or design delays often are required for both the hardware manufacturer's products and the Company's chipsets as industry and customer standards, protocols or design specifications are determined. Any resulting delay in the production of the Company's products could have a material adverse effect on the Company's operating results.

The Company acquired in-process research and development relating to ethernet switching technology from Bit, Incorporated. The Company will be required to expend significant resources completing products based on this technology. The Company cannot assure that these products will be completed in a timely manner or at all, or that if completed these products will be commercially adopted.

COMPETITION

The semiconductor industry is intensely competitive and is characterized by rapid technological change and by price erosion. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than the Company. Emerging companies also provide significant competition in this segment of the semiconductor market. The Company believes that its ability to compete successfully in this market depends on a number of factors, including, among others, the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new standards, the development of technical innovations, the ability to obtain adequate manufacturing capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of the Company's and its competitors' intellectual property rights and general market and economic conditions.

The Company produces semiconductor devices for advanced telecommunications and networking applications. The Company's competitors in this market include, among others, Texas Instruments, Level One, Lucent Technologies, Dallas Semiconductor and Transwitch. The number of competitors in this market and the technology platforms on which their products will compete may change in the future. To date there have been several competing technologies in the telecommunications and networking markets and a standard has not yet emerged. The Company's success will depend on the successful development of a market for its customers' products. It is likely that over the next few years additional competitors will enter the market with new products. These new competitors may have substantially greater financial and other resources than the Company. Competition among manufacturers of semiconductors like the Company's products typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. Any success by the Company's competitors supplanting the Company's products would have a material adverse effect on the Company's operating results.

ACCESS TO WAFER FABRICATION AND OTHER MANUFACTURING CAPACITY

The Company does not own or operate a wafer fabrication facility, and all of its semiconductor device requirements are supplied by outside foundries. Substantially all of the Company's semiconductor products are currently manufactured by third party foundry suppliers. The Company's foundry suppliers fabricate products for other companies and produce products of their own design. The Company's reliance on independent foundries involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. In the event that these foundries are unable or unwilling to continue to manufacture the Company's products in required volumes, the Company will have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. No assurance can be given that any such source would become available to the Company or that any such source would be in a position to satisfy the Company's production requirements in a timely basis, if at all. Any significant interruption in the supply of semiconductors to the Company would result in the allocation of products to customers, which in turn could have a material adverse effect on the Company's operating results.

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

CUSTOMER CONCENTRATION

The Company has no long-term volume purchase commitments from any of its major customers. In 1993, 1994, and 1995 Apple Computer, Inc. represented more than 10% of the revenues of the Company. For the first nine months of 1996, a modem board assembler represented approximately 10% of the revenues of the Company. The reduction, delay or cancellation of orders from one or more significant customers could materially and adversely affect the Company's operating results. Due to the relatively short product life cycles in the telecommunications and data communications markets, the Company's operating results would be materially and adversely affected if one or more of its significant customers were to select devices manufactured by one of the Company's competitors for inclusion in future product generations. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's current customers or a disruption in the Company's sales and distribution channels could materially and adversely affect the Company's operating results.

INTERNATIONAL OPERATIONS

During fiscal years 1993, 1994 and 1995 and the first nine months of fiscal 1996, international sales accounted for approximately 32%, 38%, 39% and 56% of the Company's net revenues, respectively. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. PMC's operations, which are primarily in Canada, are expected to represent a larger percentage of the Company's overall operations. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements and policy changes affecting the telecommunications and data communications markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs quotas, exchange rates and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Sales in Europe are generally denominated in local currencies, while sales in the rest of the world are generally denominated in U.S. dollars. As a result, the Company is subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's operating results.

FUTURE CAPITAL NEEDS

The Company must continue to make significant investments in research and development as well as capital equipment and expansion of facilities for networking products. The Company's future capital requirements will depend on many factors, including, among others, product development, the Company's ability to sell existing modem chipset inventories, investments in working capital, and acquisitions or complementary businesses, products or technologies. To the extent that existing resources and future earnings are insufficient to fund the Company's operations, the Company may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current shareholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. If adequate funds are not available, the Company may be required to delay, limit or eliminate some or all of its proposed operations.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant extent upon the continued services of its key technical personnel, particularly those highly skilled at the design and test functions involved in the development of high speed networking products and related software. The competition for such employees is intense. As a result of the Company's decision to exit the modem business, certain key administrative and engineering personnel may terminate their employment by the Company. The Company cannot assure that the retention incentives which the Company has put in place will be sufficient to retain these individuals. The loss of the services of one or more of these key personnel, and any difficulties the Company may experience in hiring qualified replacements, would materially and adversely affect the Company's operating results.

PATENTS AND PROPRIETARY RIGHTS

The Company's ability to compete is affected by its ability to protect its proprietary information. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. There can be no assurance that patents will issue from any of the Company's pending applications or that any claims allowed will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. In addition, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The Company or its customers or foundries have in the past, and may from time to time in the future, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If its is necessary or desirable, the Company may seek licenses under patents or intellectual property rights. There can be no assurance that licenses will be available or that the terms of any offered license will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Companys' foundry suppliers requiring the technology. In the past, the Company's customers have been required to obtain licenses from and pay royalties to third parties for the sale of systems incorporating the Company's semiconductor devices. If this occurs in the future, the customers' businesses may be materially and adversely affected, which in turn would have a material adverse effect on the Company's operating results. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company currently does not have a substantial portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. Any successful third party claim against the Company or its customers for patent or intellectual property infringement, would have a material adverse effect on the Company's operating results.


ACQUISITIONS

The Company's strategy may involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional equity securities of the Company. The issuance of additional equity securities could dilute, and could represent an interest senior to the rights of, then outstanding common stock. An acquisition which is accounted for as a purchase, like the acquisition of PMC in 1994 and the acquisition of certain assets of Bit in September 1996, could involve significant one-time non-cash write-offs, and could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. Any acquisition will require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise outside its existing businesses and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

VOLATILITY OF STOCK PRICE

Factors such as announcements of the introduction of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or the financial results of other semiconductor companies or of companies in the personal computer industry, general conditions in the semiconductor industry and conditions in the financial markets have in the past caused the price of the Common Stock to fluctuate substantially, and may do so in the future. In addition, the stock market has recently experienced price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies.

Liquidity and Capital Resources

The Company's cash and cash equivalents and short term investments decreased from $45.9 million on December 31, 1995 to $27.1 million on September 29, 1996. The decrease was primarily attributable to $18.1 million of payments made during this period to reduce debt and capital lease obligations (principally related to foundry agreements for future production capacity). Other uses of cash were $3.3 million for the purchase of fixed assets, and a $3.0 million equity investment in a another company. Sources of cash were $2.6 million of proceeds from issuance of common stock (principally under the Company's stock option and purchase plans), and $2.6 million of net cash provided by operating activities. The primary sources of cash, included in the net cash provided by operating activities, are a $14.5 million decrease in accounts receivable, proceeds of $7.0 million from the sale of Sitel-Sierra in the fourth quarter of 1995 and a decrease in net inventories of $2.3 million. These were primarily offset by uses of cash including a $10.1 million decrease in accounts payable, a $9.0 million increase in deposits for wafer capacity (related to commitments made in 1995), and a $1.7 million change in net liabilities of discontinued operations (Prometheus).

As of September 29, 1996, the Company's principal sources of liquidity included cash and cash equivalents and short term investments of $27.1 million, and approximately $10 million available under its bank line of credit. The current line of credit agreement expires on July 1, 1997. The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital expenditure requirements through fiscal 1996.

The Company's future capital requirements will depend on many factors, including, among others, product development and acquisitions of complementary businesses, products or technologies. To the extent that existing resources and the funds generated by future earnings are insufficient to fund the Company's operations, the Company may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current shareholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. If adequate funds are not available, the Company may be required to delay, limit or eliminate some or all of its proposed operations.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits -

                   o  11.1 - (calculation of earnings per share)

              (b) A current report on Form 8-K was filed on August 30, 1996 to disclose the Company's decision to exit from the modem chipset business


Exhibit 11.1
                                              SIERRA SEMICONDUCTOR CORPORATION
                                              CALCULATION OF EARNINGS PER SHARE
                                        (In thousands, except for per share amounts)

                                                                                       Three Months Ended
                                                                                         September 29,
                                                                          ---------------------------------------------

                                                                                1996                       1995

Income (loss) from continuing operations                                   $        (76,394)          $         (1,221)
Loss from discontinued operations                                                         -                     (2,249)
                                                                          ------------------         ------------------
Net income (loss)                                                          $        (76,394)          $         (3,470)
                                                                          ==================         ==================


Weighted average common shares outstanding                                           29,782                     27,230

Common stock options                                                                      -                          -
                                                                          ------------------         ------------------
Shares used in calculation of net income (loss) per share                            29,782                     27,230
                                                                          ==================         ==================

Income (loss) from continuing operations per share                         $          (2.57)         $           (0.05)
Loss from discontinued operations per share                                $              -          $           (0.08)
                                                                          ------------------         ------------------
Net income (loss) per share                                                $          (2.57)         $           (0.13)
                                                                          ==================         ==================

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIERRA SEMICONDUCTOR CORPORATION
                                   (Registrant)


Date:    November 5, 1996          /s/ James V. Diller
         ----------------          ---------------------
                                   James V. Diller
                                   Chairman and Chief Executive Officer


Date:    November 5, 1996          /s/ Glenn C. Jones
         ----------------          ---------------------
                                   Glenn C. Jones
                                   Senior Vice President, Finance
                                   Chief Financial Officer (Principal Accounting
                                    Officer)