Form 10-Q/A
period 1996-09-29
SIERRA SEMICONDUCTOR CORP
filed 1997-03-28
CIK 767920

----------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 Form 10 - Q/A-1

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



Common shares outstanding at  September 29, 1996 - 28,469,994
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This amendment to the quarterly report on Form 10-Q for the quarter ended September 29, 1996 is being filed for the purpose of revising the Consolidated Condensed Financial Statements, the Notes to Consolidated Condensed Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Exhibit 11.1.

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

       -          Consolidated condensed balance sheets                     4

       -          Consolidated condensed statements of operations           5

       -          Consolidated condensed statements of cash flows           6

       -          Notes to consolidated condensed financial statements      7



Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations             10





PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8 - K                       28

                                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                        SIERRA SEMICONDUCTOR CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  (unaudited)
                                                 (In thousands)

                                                                 September 29,    December 31,
                                                                    1996            1995
                                                                --------------  --------------
ASSETS:
Current assets:
    Cash and cash equivalents                                    $  20,101        $  41,933
    Short-term investments                                           6,969            4,004
    Accounts receivable, net                                        24,440           39,320
    Inventories                                                     12,953           14,843
    Prepaid expenses and other current assets                        2,462            9,813
                                                                 ---------        ---------
             Total current assets                                   66,925          109,913

Property and equipment, at cost                                     47,922           49,375
Accumulated depreciation and amortization                          (33,454)         (26,671)
                                                                 ---------        ---------
                                                                    14,468           22,704

Goodwill and other intangible assets,  net                          10,551           13,856
Investments and other assets                                         7,833            5,147
Deposits for wafer fabrication capacity                             27,120           33,240
                                                                 ---------        ---------
                                                                 $ 126,897        $ 184,860
                                                                 =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                             $  15,117        $  22,866
    Accrued liabilities                                              9,241            8,494
    Accrued income tax                                               6,147            7,737
    Accrued restructure costs                                       27,463             --
    Short-term debt and current portion of obligations under
        capital leases and long-term debt                            4,809           33,979
    Net liabilities of discontinued operations                       2,389            4,096
                                                                 ---------        ---------
             Total current liabilities                              65,166           77,172

Deferred income taxes                                                2,083            2,179
Noncurrent obligations under capital leases and long-term debt      10,962            8,979
Special shares of PMC convertible into Sierra common stock          12,753           15,530

Shareholders' equity:
    Common stock, no par value                                     131,930          119,758
    Accumulated deficit                                            (95,996)         (38,726)
                                                                 ---------        ---------
                                                                    35,934           81,032
    Less shareholders' notes receivable                                 (1)             (32)
                                                                 ---------        ---------
             Total shareholders' equity                             35,933           81,000
                                                                 ---------        ---------
                                                                 $ 126,897        $ 184,860
                                                                 =========        =========

See notes to consolidated condensed financial statements.

                                         SIERRA SEMICONDUCTOR CORPORATION
                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                   (unaudited)
                                   (In thousands, except for per share amounts)


                                                              Three Months Ended          Nine Months Ended
                                                           September 29,  October 1,  September 29,  October 1,
                                                               1996         1995         1996         1995
                                                            ---------    ---------    ---------    ---------

Net revenues                                                $  34,726    $  50,700    $ 152,144    $ 129,840

Cost of sales                                                  20,936       25,793       80,400       66,007
                                                            ---------    ---------    ---------    ---------
Gross profit                                                   13,790       24,907       71,744       63,833

Other costs and expenses:
    Research and development                                    7,080        5,969       23,371       16,523
    Acquisition of in process research and development          7,783         --          7,783         --
    Marketing, general and administrative                       7,406        7,170       24,913       21,449
    Purchase price adjustment - compensation                     --         10,624         --         10,624
    Restructure costs (includes impairment of
       goodwill and long-lived assets)                         64,670         --         64,670         --
                                                            ---------    ---------    ---------    ---------
Income (loss) from operations                                 (73,149)       1,144      (48,993)      15,237

Interest income (expense), net                                     33           19          529          145
                                                            ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes               (73,116)       1,163      (48,464)      15,382

Provision for income taxes                                        178        2,384        8,806        5,727
                                                            ---------    ---------    ---------    ---------
Income (loss) from continuing operations                      (73,294)      (1,221)     (57,270)       9,655

Loss from discontinued operations                                --         (2,249)        --         (3,086)

                                                            ---------    ---------    ---------    ---------
Net income (loss)                                           $ (73,294)   $  (3,470)   $ (57,270)   $   6,569
                                                            =========    =========    =========    =========

Income (loss) from continuing operations per share          $   (2.46)   $   (0.05)   $   (1.94)   $    0.34
Loss from discontinued operations per share                 $    --      $   (0.08)   $    --      $   (0.11)
                                                            ---------    ---------    ---------    ---------
Net income (loss) per share                                 $   (2.46)   $   (0.13)   $   (1.94)   $    0.23
                                                            =========    =========    =========    =========


Shares used in calculation of net income (loss) per share      29,782       27,230       29,456       28,107
                                                            =========    =========    =========    =========

See notes to consolidated condensed financial statements.

                                       SIERRA SEMICONDUCTOR CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)
                               Increase (decrease) in cash and cash equivalents
                                               (in thousands)

                                                                                Nine Months Ended
                                                                        September 29,           October 1,
                                                                              1996               1995
                                                                        ---------------------------------
Cash flows from operating activities:
    Net income (loss)                                                      $(57,270)          $  6,569
    Adjustments  to  reconcile  net  income (loss) to net cash provided  by operating activities:
       Depreciation and amortization                                          8,675              6,239
       Compensation expense from purchase price adjustment
          of PMC-Sierra acquisition                                            --               10,624
       Acquisition of in process technology and development
          from purchase of net assets of BIT                                  7,783               --
       Loss related to restructure reserve:
          Accounts receivable                                                 5,047               --
          Inventory                                                          23,000               --
          Prepaid expenses                                                    1,061               --
          Impairment of long-lived assets                                     9,650               --
          Impairment of goodwill of Holland operations                        2,459               --
          Accruals for restructure related costs:
             Severance and related costs                                      6,985               --
             Purchase commitments and other accruals                          8,847               --
             Reduced value of foundry commitment                              6,930               --
             Excess facilities costs                                          3,411               --
             Costs for closure of European subsidiaries                       1,980               --
       Changes in assets and liabilities
          Accounts receivable                                                 9,490            (13,906)
          Inventories                                                       (21,110)                19
          Prepaid expenses and other                                         (2,254)            (3,876)
          Accounts payable and accrued expenses                              (9,671)             9,879
          Accrued restructuring costs                                          (690)              --
          Net assets/liabilities associated with discontinued operations     (1,707)            (2,547)
                                                                           --------           --------
             Net cash provided by operating activities                        2,616             13,001


Cash flows from investing activities:
    Proceeds from maturities of short-term investments                       15,984              2,190
    Purchases of short-term investments                                     (18,949)              --
    Investments in other companies                                           (3,000)              (920)
    Decrease in investments and other                                          --                  150
    Purchase of BIT assets, net of cash acquired                                 71               --
    Additions to plant and equipment                                         (3,334)            (7,473)
                                                                           --------           --------
             Net cash (used in) investing activities                         (9,228)            (6,053)


Cash flows from financing activities:
    Proceeds from issuance of notes payable and long-term debt                  353                687
    Proceeds from issuance of common stock                                    2,607              2,713
    Proceeds from payments of notes receivable                                   31                 29
    Principal payments under capital lease obligations                       (1,379)              (886)
    Repayment of notes payable and long-term debt                           (16,832)            (1,282)
                                                                           --------           --------
             Net cash provided by (used in) financing activities            (15,220)             1,261
                                                                           --------           --------

Net increase (decrease) in cash and cash equivalents                        (21,832)             8,209

Cash and cash equivalents, beginning of the period                           41,933             12,622

                                                                           --------           --------
Cash and cash equivalents, end of the period                               $ 20,101           $ 20,831
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

2. In the third quarter of 1996, the Company recorded charges of $69,370,000 in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. The charges were recorded in cost of sales as an inventory write down ($4,700,000) and as restructure costs in operating expenses ($64,670,000). The elements of the total charge as of September 29, 1996 are as follows:

      Write down of inventories to net realizable value              $23,000,000
      Employee termination benefits (North America)                    6,985,300
      Losses on supplier commitments and write off
            of prepaid expenses                                        9,907,900
      Write down of excess fixed assets to fair value                  9,650,000
      Write down of capacity assets to fair value                      6,930,000
      Provision for price protection and product returns               5,047,000
      Excess facility costs                                            3,411,000
      Write down of goodwill related to Company's BV
            subsidiary in Holland                                      2,458,800
      Severance and closure costs related to European
            operations                                                 1,980,000
                                                                     -----------
                                                                     $69,370,000

The Company's intention is to cease manufacturing its modem chipset products immediately and to complete the shut down of the remaining non-networking operations in San Jose by the middle of 1997. The Company is actively attempting to sell its modem chipset business; however, no sale is anticipated in accounting for the restructuring. The Company plans to continue manufacturing certain of its multimedia products in order to utilize components either on-hand or under firm committed orders. As the non-networking operations wind down, related work forces will be reduced. Termination benefits for approximately 245 employees associated with the Company's non-networking operations will be paid as employees reach their termination dates, between November 1996 and July 1997.

As a result of its exit from the modem chipset business, the Company identified incremental impairments in the carrying value of its non-networking inventory and losses on supplier commitments arising directly from the decision to stop manufacturing of modem chipset inventory. Additionally, the Company identified certain prepaid expenses and other commitments that, due to the exit from the modem chipset and other non-networking operations, will provide no future economic benefit to the Company.

In conjunction with the decision to exit the modem chipset business, the Company is subject to incremental pricing pressure and potential returns of modem chipset products. An estimate of the potential impact of price protection and product returns has been included in the restructuring charge.

In connection with its decision to discontinue non-networking operations, the Company evaluated the ongoing value of the fixed assets associated with these operations. Based on this evaluation, the Company identified approximately $2.1 million of non-networking property and equipment that will continue to be utilized in the Company's networking operations. The remaining non-networking property and equipment, with a carrying amount of approximately $11.6 million, consists primarily of testers, engineering workstations, and computer equipment. A small portion of these assets will be utilized only during the wind down of the non-networking operations through the middle of 1997. The majority of these assets will not be utilized and the Company is attempting to dispose of such assets. As a result, in accordance with Financial Accounting Standard No. 121, the Company determined that these assets were impaired and wrote them down by approximately $9.7 million to their estimated fair market value. Fair value was based on estimated net recoverable salvage value of assets being disposed of and took into account no impairment of assets being utilized based upon net undiscounted estimated cash flows to be generated by these assets.

Prior to the Company's decision to exit from the modem chipset business and the associated restructure of its non-networking operations, the Company entered into noncancellable capital leases for equipment to be used by one of the Company's outside foundries in exchange for guaranteed capacity and future pricing considerations. Due to the Company's exit and restructure plan, the Company estimates that it will not be able to fully utilize the contracted capacity and pricing considerations. The Company's analysis of cash flows expected from the reduced capacity utilization at this foundry, while incurring the full contracted capital lease obligations, resulted in an impairment of approximately $6.9 million of the related equipment.

The portion of the charge related to excess facility costs primarily consists of amounts to be incurred by the Company under a seven year noncancellable operating lease expiring in 2003. The Company plans to occupy a portion of the building through June 1997. After June 1997, the Company expects that the building will be vacant. The Company is actively trying to sublet the building; however, it is expected that a sublessor may not be located for approximately eighteen months. As a result, the charge consists of the unused percentage of the lease obligations from September 1996 through June 1997 and 100% of the lease obligations for eighteen months thereafter, and associated costs for operating and maintaining the facilities.

The Company's operations in Europe were closed as a result of the decision to exit the modem chipset business. Costs related to the shutdown of the European subsidiaries, including severance payments and excess facilities costs, are included in the restructuring charge. Additionally, the restructuring charge includes a write down of the remaining goodwill related to the Company's Holland operation.

Cash expenditures associated with the restructuring plan, were approximately $0.7 million in the third quarter of 1996. It is expected that approximately $4.2 million and $6.2 million of cash expenditures related to the restructuring will occur during the fourth quarter of 1996 and the first half of 1997, respectively. Subsequent cash expenditures related primarily to leases accrued in the restructuring will be approximately $12.1 million.

3. During the third quarter of 1996, a subsidiary of the Company acquired the ethernet switching assets, intellectual property, and certain other assets of Bit, Inc. in exchange for shares of Sierra common stock and other consideration. The aggregate value of this transaction was approximately $8.1 million, which includes acquisition costs incurred by the Company. These assets of Bit, Inc. were acquired in exchange for 804,407 shares of Sierra common stock with a value of approximately $6.6 million (based on the market value of Sierra common stock issued subject to restrictions on transfer), approximately $0.5 million of net liabilities assumed by the Company's subsidiary, the value of options to purchase common stock of the Company, forgiveness of principal and interest from loans provided by the Company's subsidiary, and cash. The acquisition resulted in a $7.8 million charge for the purchase of in-process research and development. The remaining $0.3 million of technology assets have been capitalized as long term assets which will be amortized over seven years. Results of operations include the costs of continuing the development of products and related activities acquired from Bit, Inc. from the closure of the acquisition on September 3, 1996. The proforma effect of combining the Bit, Inc. transaction with the Company's operations in the first nine months of fiscal 1995 and 1996 are not reported separately because they are considered to be not material.

4.       The components of inventories are as follows (in thousands):

                                     September 29,               December 31,
                                         1996                        1995
                                         ----                        ----
                                     (unaudited)
         Work-in-progress            $  4,318                    $  6,604
         Finished goods                 8,635                       8,239
                                        -----                       -----
                                      $12,953                     $14,843
                                      =======                     =======

5. The Company contracted with an investment banking firm in the first quarter of 1996 to engage in efforts to sell Prometheus Products, Inc ("Prometheus"). The effort to sell Prometheus has not resulted in a sale and the Company has subsequently completed the closure of most operations of Prometheus, except for the hardware and software technical support function which provides product warranty support for the installed base of products previously sold. All liabilities and operating results of Prometheus for the first three quarters of 1996 have been recorded against the discontinued operations provision established in the fourth quarter of 1995.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Restructuring Charge
--------------------

In the third quarter of 1996, the Company recorded charges of $69,370,000 in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. The charges were recorded in cost of sales as an inventory write down ($4,700,000) and as restructure costs in operating expenses ($64,670,000). The elements of the total charge as of September 29, 1996 are as follows:

    Write down of inventories to net realizable value                $23,000,000
    Employee termination benefits (North America)                      6,985,300
    Losses on supplier commitments and write off
          of prepaid expenses                                          9,907,900
    Write down of excess fixed assets to fair value                    9,650,000
    Write down of capacity assets to fair value                        6,930,000
    Provision for price protection and product returns                 5,047,000
    Excess facility costs                                              3,411,000
    Write down of goodwill related to Company's BV
          subsidiary in Holland                                        2,458,800
    Severance and closure costs related to European
          operations                                                   1,980,000
                                                                     -----------
                                                                     $69,370,000

The Company's intention is to cease manufacturing its modem chipset products immediately and to complete the shut down of the remaining non-networking operations in San Jose by the middle of 1997. The Company is actively attempting to sell its modem chipset business; however, no sale is anticipated in accounting for the restructuring. The Company plans to continue manufacturing certain of its multimedia products in order to utilize components either on-hand or under firm committed orders. As the non-networking operations wind down, related work forces will be reduced. Termination benefits for approximately 245 employees associated with the Company's non-networking operations will be paid as employees reach their termination dates, between November 1996 and July 1997.

As a result of its exit from the modem chipset business, the Company identified incremental impairments in the carrying value of its non-networking inventory and losses on supplier commitments arising directly from the decision to stop manufacturing of modem chipset inventory. Additionally, the Company identified certain prepaid expenses and other commitments that, due to the exit from the modem chipset and other non-networking operations, will provide no future economic benefit to the Company.

In conjunction with the decision to exit the modem chipset business, the Company is subject to incremental pricing pressure and potential returns of modem chipset products. An estimate of the potential impact of price protection and product returns has been included in the restructuring charge.

In connection with its decision to discontinue non-networking operations, the Company evaluated the ongoing value of the fixed assets associated with these operations. Based on this evaluation, the Company identified approximately $2.1 million of non-networking property and equipment that will continue to be utilized in the Company's networking operations. The remaining non-networking property and equipment, with a carrying amount of approximately $11.6 million, consists primarily of testers, engineering workstations, and computer equipment. A small portion of these assets will be utilized only during the wind down of the non-networking operations through the middle of 1997. The majority of these assets will not be utilized and the Company is attempting to dispose of such assets. As a result, in accordance with Financial Accounting Standard No. 121, the Company determined that these assets were impaired and wrote them down by approximately $9.7 million to their estimated fair market value. Fair value was based on estimated net recoverable salvage value of assets being disposed of and took into account no impairment of assets being utilized based upon net undiscounted estimated cash flows to be generated by these assets.

Prior to the Company's decision to exit from the modem chipset business and the associated restructure of its non-networking operations, the Company entered into noncancellable capital leases for equipment to be used by one of the Company's outside foundries in exchange for guaranteed capacity and future pricing considerations. Due to the Company's exit and restructure plan, the Company estimates that it will not be able to fully utilize the contracted capacity and pricing considerations. The Company's analysis of cash flows expected from the reduced capacity utilization at this foundry, while incurring the full contracted capital lease obligations, resulted in an impairment of approximately $6.9 million of the related equipment.

The portion of the charge related to excess facility costs primarily consists of amounts to be incurred by the Company under a seven year noncancellable operating lease expiring in 2003. The Company plans to occupy a portion of the building, through June 1997. After June 1997, the Company expects that the building will be vacant. The Company is actively trying to sublet the building; however, it is expected that a sublessor may not be located for approximately eighteen months. As a result, the charge consists of the unused percentage of the lease obligations from September 1996 through June 1997 and 100% of the lease obligations for eighteen months thereafter, and associated costs for operating and maintaining the facilities.

The Company's operations in Europe were closed as a result of the decision to exit the modem chipset business. Costs related to the shutdown of the European subsidiaries, including severance payments and excess facilities costs, are included in the restructuring charge. Additionally, the restructuring charge includes a write down of the remaining goodwill related to the Company's Holland operation.

Cash expenditures associated with the restructuring plan, were approximately $0.7 million in the third quarter of 1996. It is expected that approximately $4.2 million and $6.2 million of cash expenditures related to the restructuring will occur during the fourth quarter of 1996 and the first half of 1997, respectively. Subsequent cash expenditures related primarily to operating and capital leases accrued in the restructuring will be approximately $12.1 million.

Reasons for Restructuring
-------------------------

During 1995, the Company was experiencing increasing demand for its modem chipset products, as shipment volumes were increasing and more customers were requesting and ordering products for future deliveries. As a result, the Company then increased the order rate and volume from its suppliers for products. Also in 1995, the industry was experiencing a severe shortage of foundry capacity to produce the wafers for the semiconductor devices. This caused companies like Sierra to be required to place order commitments with its foundry suppliers with much longer lead times, and extending more than several months in most cases.

In the first half of 1996, there was a combination of events which changed the entire modem market environment. In a very short time period, the demand for the modem speed technology changed from V.32 chips (14.4Kbps speed) to V.34 chips (28.8Kbps), and the demand for slower speed modem products declined quickly and dramatically. However, the longer lead times required by the foundries for orders placed earlier in the year resulted in products being delivered and accumulating in the Company's inventories. As foundry capacity, previously in limited supply, became more readily available, customer preferences shifted to higher volume producers of V.34 and higher speed modem products. This combination resulted in increased levels of inventory for both lower speed and higher speed modem products, while the foundries had more capacity to produce product and became aggressive in trying to build and ship even more semiconductor products to modem chipset companies like Sierra.

These factors combined to create excess inventory and a precipitous decline in prices during the second and third quarters of 1996. The Company saw this declining price and excessive inventory position as a major change in the modem marketplace. Thus, in the third quarter of 1996, the Company decided to exit the lower margin modem chipset market, and to invest future resources in higher margin networking products.

Concurrent with the Company's decision to exit the modem chipset business, the Company also decided to restructure its other non-networking product operations in the graphics and custom areas, which would no longer fit with the Company's focus on networking products. The Company decided not to expend funds for research and development on new products outside the networking area.

Impact of Restructuring
-----------------------

The decisions to exit from the modem chipset business and to restructure the non-networking product operations are expected to result in a decline of revenues derived from modem, graphic and custom integrated circuit sales. For the first nine months of 1996, modem, graphic and custom integrated circuit revenues were $102.3 million, approximately 1% lower than the comparable nine month period in 1995. For 1997, the Company expects these revenues to decline significantly, although revenues in these product areas may vary significantly from quarter to quarter as the Company sells off its modem chipset inventory. Research and development, sales and marketing and general and administrative expenses related to these non-networking product operations for the first nine months of 1996 were $96.2 million, up from $88.4 million in the comparable period in 1995. The Company expects these expenses to decline significantly in 1997 due to reduced headcount and the absence of new research and development efforts in the non-networking business. Revenues from sales of modem chipset products will continue to be reported until the Company disposes its existing inventory, which the Company expects to occur during 1997.

Acquisition of Ethernet Switching Assets
----------------------------------------

Consistent with the Company's strategy to focus on the networking and infrastructure semiconductor businesses, in the third quarter of 1996, a subsidiary of the Company acquired the ethernet switching assets, intellectual property and certain other assets from Bit, Incorporated, a privately held company in Beaverton, Oregon. These assets were acquired in exchange for 804,407 shares of the Company's common stock and other consideration. The aggregate value of this transaction was approximately $8,107,000, which includes acquisition costs incurred by the Company. The acquisition was accounted for as a purchase transaction, with a charge in the quarter of $7,783,000 for in-process research and development. Approximately $324,000 of technology assets were capitalized, and will be amortized over seven years. (See Note 3).

Third Quarters of 1996 and 1995

Net Revenues
------------
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

The Company's decrease in total net revenues was due to a decline in sales of user interface products, primarily modem chipset products and graphics chips. Partially offsetting these reductions was growth in revenues of networking products by the Company's subsidiary, PMC-Sierra, Inc. ("PMC").

Gross Profit
------------
                                                  Third                   Third
                                                 Quarter                 Quarter
                                                  1996        Change      1995
                                                  ----        ------      ----
Gross profit ($000,000)
   Networking products                             $11.7         50%        $7.8
   Percentage of networking net revenues             73%                    76%

   User interface products                          $2.1       (88%)       $17.1
   Percentage of user interface net revenues         11%                    42%

   User interface products excluding
      valuation reserve for modem inventory         $6.8       (60%)       $17.1
   Percentage of user interface net revenues         36%                    42%

   Total gross profit                              $13.8       (44%)       $24.9
   Percentage of net revenues                        40%                    49%
   Total gross profit excluding valuation
      reserve for modem inventory                  $18.5       (26%)       $24.9
   Percentage of net revenues                        53%                    49%

Gross profit decreased as a result of lower revenue during this period, and a $4.7 million charge to cost of sales for an inventory write down associated with the Company's decision to exit from the modem chipset business (see Note 2). Gross profit as a percentage of net revenues declined primarily due to this inventory write-down charge. Excluding this charge, gross profit as a percentage of net revenues increased as the mix of higher gross margin networking products increased as a percentage of total net revenues. In the near term, as the Company sells its existing modem chipset products, which have lower gross margins than networking products, the overall gross margin of the Company may decline depending on the percentage of modem chipset product revenues relative to total revenues. In the longer term, the Company may experience declining gross profits as a percentage of net revenues if decreases in average selling prices of existing networking products are not offset by reductions in production costs, or by an increase in the share of total revenues of networking products with higher gross profit.

Operating Expenses and Charges ($000,000)
-----------------------------------------
                                                 Third                   Third
                                                Quarter                 Quarter
                                                 1996     Change         1995
                                                 ----     ------         ----

Research and development                         $7.1        18%         $6.0
Percentage of net revenues                        20%                     12%

In-process research & development                $7.8                     ---
Percentage of net revenues                        22%                     ---

Marketing, general & administrative              $7.4         3%         $7.2
Percentage of net revenues                        21%                     14%

Purchase price adjustment-compensation            ---                   $10.6
Percentage of net revenues                        ---                     21%

Restructure costs                               $64.7                     ---
Percentage of net revenues                       186%                     ---

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

In-process research and development charges incurred in the third fiscal quarter of 1996 related to the acquisition of the ethernet switching and other assets from Bit, Inc. (See Note 3).

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

Restructure costs are part of the charge of $69,370,000 recorded in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. (See Note 2).

Interest Income (Expense), Net ($000,000
----------------------------------------
                                      Third                          Third
                                     Quarter                        Quarter
                                      1996          Change           1995
                                      ----          ------           ----

Interest income (expense), net       $0.03              74%         $0.02
Percentage of net revenues            0.1%                          0.03%

Interest income increased due to higher cash balances available to invest and earn interest. Interest expense increased slightly. Interest expense currently relates primarily to the Company's financing arrangements for working capital financing, leases, and financing of previously established foundry commitments.

The provision for income taxes consists primarily of taxes on foreign operations. U.S. taxes are reduced by the utilization of the current portion of net operating losses associated with the restructure charge, which substantially offset the provision for taxes on foreign operations in the third fiscal quarter of 1996. The Company's estimated tax rate for 1996 will be a component of foreign taxes on income, and U.S. taxes on income offset by the utilization of the allowable restructure charges during the year. The net estimated result is not expected to be higher than the rate provided in the first and second quarters of 1996. The actual results will be dependent upon the revenue and profits of the various legal entities and product lines.

First Nine Months of 1996 and 1995

Net Revenues
------------
                                            First                       First
                                         Nine Months                 Nine Months
                                            1996        Change         1995
Net revenues ($000,000)
   Networking products                      $49.8          88%         $26.5
   User interface - other                   $50.6        (31%)         $73.6
   User interface - modem                   $51.7          74%         $29.7
                                            -----          ---         -----
   Total net revenues                      $152.1          17%        $129.8

The increase in total net revenues was attributable to growth in revenues of networking during all three quarters of 1996 and user interface modem chipset products during the first two quarters of 1996. The increase in revenues of these products was partially offset by a decline in revenues of User Interface-other products, which was primarily due to lower sales of graphics chip products, and to a decline in user interface modem chipset products sales in the third quarter of 1996.

Gross Profit
------------
                                                   First                 First
                                                Nine Months          Nine Months
                                                    1996      Change    1995

Gross profit ($000,000)
   Networking products                             $36.8        86%    $19.8
   Percentage of networking net revenues             74%                 75%

   User interface products                         $35.0       (20%)   $44.0
   Percentage of user interface net revenues         34%                 43%

   User interface products excluding valuation
      reserve for modem chipset inventory          $39.7       (10%)   $44.0
   Percentage of user interface net revenues         39%                 43%

   Total gross profit                              $71.8        13%    $63.8
   Percentage of net revenues                        47%                 49%

   Total gross profit excluding valuation
      reserve for modem chipset inventory          $76.5        20%    $63.8
   Percentage of net revenues                        50%                 49%

Gross profit increased as a result of increased net revenues during this period. Gross profit as a percentage of net revenues declined due to the $4.7 million charge for inventory valuation write down. Gross profit as a percentage of net revenues excluding this inventory valuation charge increased slightly as the mix of higher gross margin networking products increased as a percentage of total net revenues to offset the margin declines in the user interface products. In the near term, as the Company sells its existing modem chipset products, which have lower gross margins than networking products, the overall gross margin of the Company may decline depending on the percentage of modem chipset product revenues relative to total revenues. In the longer term, the Company may experience declining gross profits as a percentage of net revenues if decreases in average selling prices of existing networking products are not offset by reductions in production costs, or by an increase in the share of total revenues of networking products with higher gross profit.

Operating Expenses and Charges ($000,000)
-----------------------------------------
                                                 First                 First
                                               Nine Months           Nine Months
                                                  1996      Change       1995

Research and development                         $23.4        42%      $16.5
Percentage of net revenues                       15.3%                 12.7%

In-process research & development                 $7.8                   ---
Percentage of net revenues                        5.1%

Marketing, general & administrative              $24.9        16%      $21.4
Percentage of net revenues                       16.4%                 16.5%

Purchase price adjustment-compensation             ---                 $10.6
Percentage of net revenues                                              8.2%

Restructure costs                                $64.7                   ---
Percentage of net revenues                       42.5%                   ---

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

In-process research and development charges were incurred in the third fiscal quarter of 1996, as a result of the acquisition of the ethernet switching and other assets from Bit, Inc. (See Note 3).

Marketing, general, and administrative expenses grew due to increases in marketing, sales, and administrative personnel in networking products as well as other product groups. As a percentage of net revenues, these expenses remained at approximately the same level, as the rate of growth in these expenses was approximately the same as the rate of revenue growth. In the near term, the Company expects marketing, general and administrative spending to decline in absolute dollars, due to the reduction in user interface marketing, general and administrative expenses, offset partially by increases in marketing, general and administrative spending on networking products.

The purchase price adjustment-compensation in the third quarter of 1995 was due to the completion of the acquisition of PMC, and related to the purchase price adjustment shares reserved for issuance to the employee/shareholders of PMC.

Restructure costs are part of the Company recorded charge of $69,370,000 in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. (See Note 2).

Interest Income (Expense), Net ($000,000
----------------------------------------
                                         First                          First
                                      Nine Months                    Nine Months
                                         1996          Change           1995
                                         ----          ------           ----

Interest income (expense), net           $0.5            253%          $0.15
Percentage of net revenues               0.3%                           0.1%

Interest income increased due to higher cash balances available to invest and earn interest. Interest expense increased slightly. Interest expense currently relates primarily to the Company's financing arrangements for working capital financing, leases, and financing of previously established foundry commitments.

The provision for income taxes consists primarily of taxes on foreign operations. U.S. taxes are reduced by the utilization of the current portion of net operating losses associated with the restructure charge, which substantially offset the provision for taxes on foreign operations in the third fiscal quarter of 1996. The Company's estimated tax rate for 1996 will be a component of foreign taxes on income, and U.S. taxes on income offset by the utilization of the allowable restructure charges during the year. The net estimated result is not expected to be higher than the rate provided in the first and second quarters of 1996. The actual results will be dependent upon the revenue and profits of the various legal entities and product lines.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements and information in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements involve risks and uncertainties which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements include projections of gross margin, future expenditures on research and development and on marketing, general and administrative activities, and projected tax rates. Actual results could differ from those projected in any forward-looking statements for the reasons detailed below.

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

The Company's current strategy is focused on networking high-speed interface chips. Products for telecommunications and data communications applications are based on industry standards that are continually evolving. Future transitions in customer preferences could quickly obsolete Sierra products. The Company is developing products for the Asynchronous Transfer Mode ("ATM") telecommunications and networking market, which is in an early stage of development. The emergence and adoption of new industry standards that compete with ATM or maintenance by the industry of existing standards in lieu of new standards could render the Company's ATM products unmarketable or obsolete. The market for ATM equipment has not developed as rapidly as industry observers has predicted, and alternative networking technologies such as "fast Ethernet" have developed to meet consumer requirements. A substantial portion of the Company's development efforts are focused on ATM and related products. A material portion of the Company's revenues and a substantial portion of the Company's profits are derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products. Net revenues derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products amounted to 46% of the Company's total net revenues for the third quarter of 1996, and 33% of the Company's total net revenues for the first three quarters of 1996. The gross profit derived from those products amounted to 65% of the Company's total gross profit for the third quarter of 1996, and 48% of the Company's total gross profit for the first three quarters of 1996.

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

A subsidiary of the Company acquired in-process research and development and developed technology relating to Ethernet switching technology from Bit, Inc. The acquired technology is generally in the early stages of development. The Company has redesigned one product acquired from Bit, Inc. and has announced a customer's intention to include this integrated circuit in the customer's product. Two other products acquired from Bit, Inc. are in the design phase, two more are undergoing product definition, and four have been conceptually outlined. The Company will need to expend significant additional resources to complete products based on this technology. Completion of products based on the acquired technology is primarily dependent upon the Company's ability to hire additional engineering staff in the areas of software and firmware design, system level application development, product testing, and evaluation and characterization. The Company estimates that in order to complete and bring to market the first products based on the acquired technology, it will need to expend approximately $3.3 million in 1997, and to acquire approximately $1.0 million of additional capital equipment in 1997. The Company anticipates that internally generated cash flows will be the source of funds for these expenditures.

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

CUSTOMER CONCENTRATION

The Company has no long-term volume purchase commitments from any of its major customers. In 1993, 1994, and 1995 Apple Computer, Inc. represented more than 10% of the revenues of the Company. For the first nine months of 1996, Askey Computer Corporation, a modem board assembler, represented approximately 10% of the revenues of the Company.

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

INTERNATIONAL OPERATIONS

During fiscal years 1993, 1994 and 1995 and the first nine months of fiscal 1996, international sales accounted for approximately 32%, 38%, 39% and 56% of the Company's net revenues, respectively. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. PMC's operations, which are primarily in Canada, are expected to represent a larger percentage of the Company's overall operations. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Singapore, Taiwan, Malaysia and the Philippines. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements and policy changes affecting the telecommunications and data communications markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs quotas, exchange rates and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Sales in Europe are generally denominated in local currencies, while sales in the rest of the world are generally denominated in U.S. dollars. As a result, the Company is subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's operating results.

FUTURE CAPITAL NEEDS

The Company must continue to make significant investments in research and development as well as capital equipment and expansion of facilities for networking products. The Company's future capital requirements will depend on many factors, including, among others, product development, the Company's ability to sell existing modem chipset inventories, investments in working capital, and acquisitions of complementary businesses, products or technologies. To the extent that existing resources and future earnings are insufficient to fund the Company's operations, the Company may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current shareholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. If adequate funds are not available, the Company may be required to delay, limit or eliminate some or all of its proposed operations.

The Company has available a line of credit with a bank under which the Company may borrow up to $10 million. The agreement contains various covenants pertaining to tangible net worth and certain other financial ratios and prohibits the payment of dividends without the bank's prior written consent. These covenants include a negative pledge on all of the Company's assets except that the Company may (i) enter into acquisitions with other companies, provided that the cash expended for such acquisitions not exceed $5 million, (ii) enter into off balance sheet equipment leases, provided that such leases not exceed $15 million in the aggregate, and (iii) issue convertible securities with subordination provisions satisfactory to the bank. As of September 29, 1996, the Company was not in compliance with certain of its financial covenants. The Company received a waiver of these non-compliances as of September 29, 1996, and the terms and related covenants of the line of credit are being amended for the current business.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant extent upon the continued services of its key technical personnel, particularly those highly skilled at the design and test functions involved in the development of high speed networking products and related software. The competition for such employees is intense. The Company has no employment agreements in place with these key personnel. However, the Company from time to time issues options to purchase shares of Common Stock of the Company subject to vesting. To the extent the options granted by the Company to purchase its Common Stock shares have economic value, such options could create retention incentives during the period prior to vesting of the whole option. The loss of the services of one or more of these key personnel, and any difficulties the Company may experience in hiring qualified replacements, would materially and adversely affect the Company's operating results. As a result of the Company's decision to exit the modem business, certain key administrative and engineering personnel in the non-networking activities may terminate their employment by the Company earlier than planned by the Company. The Company cannot assure that the retention incentives which the Company has put in place will be sufficient to retain these individuals. If one or more of these personnel terminate their employment with the Company, the operating results of the Company could be adversely affected.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The Company or its customers or foundries have in the past, and may from time to time in the future, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under patents or intellectual property rights. There can be no assurance that licenses will be available or that the terms of any offered license will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundry suppliers requiring the technology. In the past, the Company's customers have been required to obtain licenses from and pay royalties to third parties for the sale of systems incorporating the Company's semiconductor devices. If this occurs in the future, the customers' businesses may be materially and adversely affected, which in turn would have a material adverse effect on the Company's operating results. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company currently does not have a substantial portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. Any successful third party claim against the Company or its customers for patent or intellectual property infringement, would have a material adverse effect on the Company's operating results.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents and short term investments decreased from $45.9 million on December 31, 1995 to $27.1 million on September 29, 1996. The decrease was primarily attributable to $18.1 million of payments made during this period to reduce debt and capital lease obligations (principally related to foundry agreements for future production capacity). Other uses of cash were $3.3 million for the purchase of fixed assets, and a $3.0 million equity investment in another company. Sources of cash were $2.6 million of proceeds from issuance of common stock (principally under the Company's stock option and purchase plans), and $2.6 million of net cash provided by operating activities. The primary sources of cash included in the net cash provided by operating activities are a $14.5 million decrease in accounts receivable, proceeds of $7.0 million from the sale of SiTel-Sierra in the fourth quarter of 1995, and a decrease in net inventories of $1.9 million. These were partially offset by uses of cash including a $9.7 million decrease in accounts payable, a $9.0 million increase in deposits for wafer capacity (related to commitments made in 1995), and a $1.7 million change in net liabilities of discontinued operations (Prometheus).

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

              (a)  Exhibits -

                   o  11.1 - (calculation of earnings per share)

              (b) A current report on Form 8-K was filed on August 30, 1996 to disclose the Company's decision to exit from the modem chipset business


Exhibit 11.1
                                              SIERRA SEMICONDUCTOR CORPORATION
                                              CALCULATION OF EARNINGS PER SHARE
                                        (In thousands, except for per share amounts)


                                                                                       Three Months Ended
                                                                                         September 29,
                                                                          ---------------------------------------------

                                                                                1996                       1995

Income (loss) from continuing operations                                  $         (73,294)         $          (1,221)
Loss from discontinued operations                                                         -                     (2,249)
                                                                          ------------------         ------------------
Net income (loss)                                                         $         (73,294)         $          (3,470)
                                                                          ==================         ==================


Weighted average common shares outstanding                                           29,782                     27,230

Common stock equivalents                                                                  -                          -
                                                                          ------------------         ------------------
Shares used in calculation of net income (loss) per share                            29,782                     27,230
                                                                          ==================         ==================

Income (loss) from continuing operations per share                        $           (2.46)         $           (0.05)
Loss from discontinued operations per share                               $               -          $           (0.08)
                                                                          ------------------         ------------------
Net income (loss) per share                                               $           (2.46)         $           (0.13)
                                                                          ==================         ==================

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SIERRA SEMICONDUCTOR CORPORATION
                 (Registrant)


Date: March 28, 1997                /s/ James V. Diller
     ----------------               --------------------------------------------
                                    James V. Diller
                                    Chairman and Chief Executive Officer



Date: March 28, 1997               /s/ Glenn C. Jones
     ----------------              ---------------------------------------------
                                   Glenn C. Jones
                                   Senior Vice President, Finance
                                   Chief Financial Officer (Principal Accounting
                                   Officer)