Form 10-K
period 1996-12-29
SIERRA SEMICONDUCTOR CORP
filed 1997-04-14
CIK 767920

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

   X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the Fiscal Year Ended December 31, 1996

      Transition Report Pursuant to Section 13 or 15(b) of the Securities --- Exchange Act of 1934

                         Commission File Number 0-19084

                              SIERRA SEMICONDUCTOR
                                   CORPORATION

             (Exact name of Registrant as specified in its charter)

          CALIFORNIA                                      94-2925073
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

                                 2222 QUME DRIVE
                           SAN JOSE, CALIFORNIA 95131
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (408) 434-9300
           Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, no par value

           Securities registered pursuant to Section 12(g)of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes     X                                   No
                         ---                                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on January 31, 1997, as reported by the Nasdaq National Market, was approximately $433,768,664. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of January 31, 1997, the Registrant had 28,822,282 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12 and 13
         Part III of this Form 10-K Report.


================================================================================

                                     PART I
ITEM 1.  Business.

General

         Sierra Semiconductor Corporation ("Sierra" or the "Company") designs, develops, markets and supports high-performance semiconductor system solutions for advanced communications markets. The Company's products are used in broadband communications infrastructures, high bandwidth networks and multimedia personal computers. The Company is a leading supplier of ATM and SONET/SDH integrated circuits in the communications infrastructure and networking markets, and also provides these markets with T1/E1 and D3/E3 integrated circuits. The Company also supplies highly integrated data and voice communications semiconductor products to personal computer original equipment manufacturers ("PC OEM's"), but is planning to wind-down these product lines, and to focus on the broadband infrastructure and networking markets. In August 1996 the Company announced its decision to exit the personal computer modem chipset business and to put the modem chipset product line up for sale. This action, which included the restructuring of the Company's non-networking operations, resulted in a one-time charge to earnings in the quarter ended September 30, 1996, of approximately $69 million (see Details of Restructuring in Item 7).

         The Company was incorporated in the State of California in November 1983 and commenced business in January 1984. All references to "Sierra" or the "Company" include PMC-Sierra, Inc. ("PMC") and the Company's other subsidiaries, unless the context otherwise requires. The Company's principal executive office is located at 2222 Qume Drive, San Jose, California 95131. The Company's Common Stock trades on the Nasdaq National Market under the symbol "SERA."

Industry Background

         The Internet and its increased usage by business and residential customers have put a strain on the telecommunications infrastructure that supports the worldwide network of voice and data communications. The broadband infrastructure, originally intended to support the telephone voice network, is now increasingly used to transmit data communications. With the addition of data traffic over the network, the average time that a user currently spends "on line" is significantly higher than the average time that the same user previously was connected when using voice communications only. Industry analysts have predicted that this trend of increasing traffic flow will continue as more users come "on line" to the Internet, as more services are available on the Internet, and as more applications, especially video traffic, become widely available. Also, telecommunications deregulation is occurring in the United States and abroad. Telecommunications companies are expected to upgrade their current product offerings and develop new products to handle increased volumes of data traffic. Corporations are also upgrading their networks to enhance internal electronic communication and provide greater access to external data traffic. These trends create the following market opportunities:

         o In the broadband or wide-area-network infrastructure market, high-performance semiconductor solutions will be needed for Internet Protocol ("IP"), Frame Relay, and Asynchronous Transfer Mode ("ATM") switching and data transmission protocols.

         o   In   the  local-area  network ("LAN")  equipment  market,  Sierra's
             opportunities   include  ATM  LAN  backbone  and  gigabit  ethernet
             products.

         o The LAN market also offers a new product opportunity in fast ethernet switches at the workgroup level.

         o In the Internet/Intranet infrastructure market, Internet service providers (ISP's) and other equipment suppliers are expected to require a greater number of point-of-presence switches to enable more efficient transmission of data traffic from the users to and through the Internet.

Products

         Sierra provides semiconductor devices, and related service and support, to equipment manufacturers which incorporate Sierra's products into electronic communications equipment and systems.

         The Company provides several semiconductor devices for ATM products. The Company's network interface chips, operating at ranges from T1 line rates (1.5 Megabits per second or Mbps) to OC-3 (622 Mbps) include solutions for the physical (PHY) layer, the ATM layer, and ATM adapters. The S/UNI chip family features a range of single- and multi- channel solutions for networks, for either Local Area Networks (LANs) or Wide Area Networks (WANs). The Company also provides a line of semiconductor devices, known as RCMP chips, which integrate traffic policing, performance monitoring, address resolution, translation algorithms, and fault management.

         The Company is also developing physical layer solutions for Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) and T1/E1 equipment manufacturers. The Company's Stel/ar family of products supports both the SONET and SDH protocol standards, and provides tributary and aggregate interface solutions, tributary processing, and other switching solutions such as add-drop multiplexers. For other applications, like Frame Relay or Internet access, the Company provides multi-channel digital T1/E1 framers, single chip multiplexers, and analog line interface units under the Asynchronous/Plesiochronous Digital Hierarchy (ASYNC/PDH) family. The T1/E1 line interface units are now produced as single-channel as well as quad devices.

         The Company announced, in the fourth quarter of 1996, an Ethernet switch product called EtherDirector, which is an 8-port 10Base-T switch-on-a-chip that is sold to and incorporated into other equipment manufacturer's products that provide Ethernet switching to workgroups at the low end of the LAN.

         Sierra's products are sold principally to equipment manufacturers who in turn sell their communication equipment to enterprises and telephone installations. The Company's customers range from large WAN equipment providers such at Alcatel, Lucent, and Stratacom, to LAN equipment providers such as Cisco, Fore, Cabletron, and Newbridge, and to remote access equipment providers, such as Ascend or U.S. Robotics. The above list of customers is not inclusive of all Sierra's customers, but is intended to be illustrative of the type of customers who buy the Company's products. Sierra's networking products are standard products, and no products are custom designed for any one customer's products or applications.

Personal Computer User Interface (Net Access) Products

         Data and Voice Communications. The Company's principal data communications products are modem integrated circuits operating at industry standard protocols of up to 33.6 kilobits per second (kbps). These semiconductor devices can be used by manufacturers to produce modems with a wide range of features, including facsimile, integrated full duplex speakerphone, voice mail and Sound Blaster compatible music synthesis capabilities. The Company's modem products are PC and Macintosh compatible. The Company is in the process of exiting the modem business and is only selling existing inventory and supporting previously sold modem products.

         Graphics and Multimedia Communications. The Company offers several graphics and video communications products, primarily to Apple Computer ("Apple"). The Company provides Apple Computer with multimedia controllers, and a range of phased loop lock ("PLL"), frequency synthesizers, monochrome and color video digital-to-analog converter ("DAC") products. In 1996, 1995, and 1994, sales to Apple accounted for 10%, 24%, and 20%, respectively of Sierra's net revenues.

Sales, Marketing and Distribution

         Sierra sells its products through a direct sales force, independent manufacturers' representatives and distributors. International sales were 53%, 39% and 38% of net revenues in 1996, 1995 and 1994, respectively. The increasing percentage of international sales in 1996 over 1995 was principally the result of modem products being sold to customers in the Far East. For networking products, in 1996, North American sales were 75% of networking revenue, compared to 77% in 1995. Sales are generally denominated in U.S. dollars. See "Risk Factors--International Operations."

Backlog

         Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually purchased by the customer, as well as the shipment schedules, are frequently revised to reflect changes in the customer's needs. As of December 31, 1996, the Company's backlog was approximately $38.3 million, compared to approximately $88.3 million at the end of the 1995 fiscal year. The decline in backlog is due in part to the Company's exit from the modem business, which represented the majority of backlog at the end of fiscal 1995. The Company's backlog includes all purchase orders expected to be shipped within the next twelve months for semi-custom products and within the next seven months for other products. A significant portion of the backlog is cancelable without penalty at the discretion of the customer. Accordingly, the Company believes that its backlog at any given time is not a meaningful indicator of future revenues.

Manufacturing

         The Company relies on independent foundries for the manufacture of its products. The Company currently receives substantially all of its wafers in finished form from Chartered Semiconductor Ptd. Ltd. ("Chartered"), and Taiwan Semiconductor Manufacturing Corporation ("TSMC"). The supply agreement with Chartered Semiconductor expires on November 17, 1999, although certain provisions have been superseded by a wafer capacity agreement which expires in December 2000 whereby Chartered Semiconductor is obligated to supply the Company with a predetermined number of wafers per quarter. TSMC is obligated to provide, and the Company is obligated to purchase certain quantities of wafers per year. The Company's agreement with TSMC terminates on December 31, 2000. These independent foundries produce versions of the Company's networking and communications products at feature sizes down to 0.35 micron.

         The Company has financial arrangements and deposits with certain of its independent foundries. The Company deposited $3 million in 1995 and an additional $9 million in 1996 with one foundry to secure capacity. Under an agreement with another foundry, the Company paid $15 million in 1996 to secure capacity. These agreements were renegotiated in 1996. These agreements now require the Company to purchase a minimum number of wafers, scheduled on an annual or quarterly basis. Under an agreement with a third foundry, the Company committed to provide approximately $10 million of equipment to the foundry and purchased $3 million of the foundry's equity stock. If the Company does not purchase the minimum numbers of wafers, the Company may lose a portion of amounts deposited or paid to secure capacity. Likewise, by not purchasing the minimum amounts in any period, the deposits, prepayments, and other consideration would be amortized over a lower number of wafers purchased, and thus the cost per wafer would be proportionately higher in that period. See "Risk Factors--Access to Wafer Fabrication Capacity; Dependence on Third Party Manufacturers."

         Wafers supplied by outside foundries must meet the Company's incoming quality and electrical test pattern standards. The Company conducts its test operations on advanced mixed signal and digital test equipment in its Burnaby, British Columbia, Canada, and San Jose, California facilities and certain of its foundries, and sends tested wafers to qualified subassemblers in Asia and Canada. Tested units receive final quality assurance inspection in British Columbia and in California. The testing currently done in San Jose, California will be discontinued by the end of June 1997 as a result of the restructuring of the Company's non-networking operations.

Research and Development

         Sierra's current research and development efforts focus on increasing the functionality and integration of its products. The Company's research and development in the telecommunications infrastructure and local area networking markets is targeted at increasing the speed at which its chips operate, integrating multiple channels on single devices, and broadening the portfolio of products which comply with the varying protocols in these markets. As a result of the Company's decision to exit from the modem chipset business, and the associated restructuring of the Company's non-networking product operations, the Company has discontinued research and development on any future modem and other non-networking products. The Company expended $29.4 million, $23.4 million, and $15.7 million on research and development in fiscal 1996, 1995 and 1994, respectively.

         There can be no assurance that any new products will be successfully developed or will achieve market acceptance. A failure in any of these areas would materially and adversely affect the Company's operating results.
See "Risk Factors--Technological Change."

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

         The Company's competitors include, among others, Texas Instruments, Level One Communications, Lucent Technologies, Dallas Semiconductor, and Transwitch. The number of competitors and the technology platforms on which their products will compete may change in the future. To date there have been several competing technologies in the telecommunications and networking markets and not all standards have been established to date. The Company's success will depend on the successful development of a market for its customers' products. It is likely that over the next few years additional competitors will enter the market with new products. These new competitors may have substantially greater financial and other resources than the Company. Competition among manufacturers of semiconductors like the Company's products typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and design-in cycles in certain of the Company's customers products, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. Any success by the Company's competitors in supplanting the Company's products would have a material adverse effect on the Company's operating results.

         Historically, average selling prices ("ASPs") in the semiconductor industry have decreased over the life of the particular product. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at a level that is cost effective for such customers. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to introduce new higher performance products with higher ASPs, the Company's operating results would be materially and adversely affected. Any yield or other production problems, shortages of supply that increase the Company's manufacturing costs, or failure to reduce manufacturing costs, would have a material adverse effect on the Company's operating results.

Licenses, Patents and Trademarks

         The Company has granted Chartered Semiconductor a non-exclusive license to manufacture and sell integrated circuits licensed for sale by Sierra and integrated circuits designed by Chartered Semiconductor or its parent company. Chartered Semiconductor also has a worldwide non-exclusive right to manufacture digital integrated circuits for third parties, unless Sierra designed the circuit or previously supplied the circuit to the customer. Chartered Semiconductor has also licensed its manufacturing technology to Sierra for non-exclusive use outside Singapore. The license agreement expires in November 1999. Upon termination of the agreement, the licenses to use technology continue, but obligations to update licensed technology terminate.

         The Company has several U.S. patents and a number of pending patent applications in the U.S. and European countries. In addition to such factors as innovation, technological expertise and experienced personnel, the Company believes that a strong patent position is becoming increasingly important to compete effectively in the industry and has an active program to acquire additional patent protection. The Company applies for mask work protection on its circuit designs. The Company attempts to protect its software, trade secrets and other proprietary information by entering into proprietary information agreements with employees and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. See "Risk Factors--Patents and Proprietary Rights."

         Sierra Semiconductor and its logo are registered trademarks and service marks of the Company. The Company owns other trademarks and service marks not appearing in this Form 10-K Annual Report. Other trademarks used in this Form 10-K Annual Report are owned by other entities.

Employees

         As of December 31, 1996, the Company had 298 employees, including 122 in research and development, 44 in engineering and quality assurance, 48 in marketing and sales, 32 in test operations and 52 in corporate and manufacturing administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage.

         As of December 31, 1996, 118 employees employed as of the date of the restructuring in the Company's modem and non-networking operations had reached their planned termination dates and left the Company. During 1997, 127 employees employed as of the date of the restructuring in the Company's modem and non-networking operations will be terminated under the restructuring plan. See "Risk Factors - Dependence on Key Personnel."

RISK FACTORS

         THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS, SOME OF WHICH ARE DESCRIBED BELOW.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         Certain statements and information in this Annual Report constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements involve risks and uncertainties which may cause the actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements.
The forward-looking statements include projections in "Business" relating to trends in the broadband infrastructure, WAN, LAN and Internet/Intranet markets, products under development for SONET/SDH and T1/E1 applications and research and development goals; and projections in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to gross margin, growth of the broadband communications market, results of the Company's exit from the modem chip market, continued supply of semiconductors to the Company by outside foundries and by assembly houses, export sales, and future expenditures on research and development and marketing, general and administrative activities. Actual results could differ from those projected in any forward-looking statements for the reasons detailed below.

FLUCTUATIONS IN OPERATING RESULTS

         The Company's quarterly and annual operating results may vary due to a number of factors, including, among others, the timing of new product introductions, decreased demand or average selling prices for products, market acceptance of products, demand for products of the Company's customers, the introduction of products or technologies by the Company's competitors, competitive pressure on product pricing, the Company's and its customers' inventory levels of the Company's products (particularly discontinued modem products), product availability from outside foundries, variations in manufacturing yields for the Company's products, expenditures for new product and process development, the acquisition of wafer fabrication and other manufacturing capacity, and the acquisition of businesses, products or technologies. At various times in the past, the Company's foundry and other suppliers have experienced lower than anticipated yields that have adversely affected production and, consequently, the Company's operating results. There can be no assurance that the Company's existing or future foundry and other suppliers will not experience irregularities which could have a material adverse effect on the Company's operating results. The Company from time to time may order in advance of anticipated customer demand from its suppliers in response to anticipated long lead times to obtain inventory and materials, which might result in excess inventory levels if expected orders fail to materialize or other factors render the Company's product or its customer's products less marketable. The Company has limited ability to forecast its unit volumes of discontinued modem chipset sales or the prices at which these sales will occur, particularly in light of recent introductions by competitors of modems operating at speeds of up to 56 kbps. The Company expects sales of modem products to decline over the first two quarters of 1997 and to be minimal after June 30, 1997. The Company's visibility on sales of networking chipsets is limited due to customer uncertainty regarding future demand for end-user networking products and price competition in the market for ATM and fast Ethernet switching chipsets. Any delay or cancellation of existing orders, or any decline in projected future orders, by the Company's customers could have a material adverse effect on the Company's operating results. Margins will vary depending on product mix. In the near term, as the Company continues to sell its existing inventories of modem chipset products, the overall gross margin of the Company may decline depending on the percentage of modem chipset product revenues relative to total revenues. Overall gross margin may also be impacted unfavorably due to anticipated erosion of modem pricing as the Company liquidates its existing inventories. In the longer term, the Company may experience declining gross profits as a percentage of total net revenues if anticipated decreases in average selling prices of existing networking products are not offset by commensurate reductions in product costs, or by an offsetting increase in gross profit contribution from new higher gross margin networking products. The Company's operating results also are affected by the state and direction of the electronics industry and the economy in the United States and other markets the Company serves. The Company's operating results could also be adversely affected if restructuring reserves are insufficient for the costs of liquidating inventory, retaining employees and discontinuing operations. The occurrence of any of the foregoing or other factors could have a material adverse effect on the Company's operating results. Due to these factors, past results may not be indicative of future results.

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

         The Company's current strategy is focused on networking high-speed interface chips. Products for telecommunications and data communications applications are based on industry standards that are continually evolving. Future transitions in customer preferences could quickly obsolete Sierra products. The Company is developing products for the Asynchronous Transfer Mode ("ATM") telecommunications and networking market, which is in an early stage of development. The emergence and adoption of new industry standards that compete with ATM or maintenance by the industry of existing standards in lieu of new standards could render the Company's ATM products unmarketable or obsolete. The market for ATM equipment has not developed as rapidly as industry observers have predicted, and alternative networking technologies such as "fast Ethernet" have developed to meet consumer requirements. A substantial portion of the Company's development efforts are focused on ATM and related products. A material portion of the Company's revenues and a substantial portion of the Company's gross profits are derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products. Net revenues derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products amounted to 33% of the Company's total net revenues for 1996. The gross profit derived from those products amounted to 50% of the Company's total gross profit for 1996.

         There can be no assurance that a significant market for the Company's current networking products will emerge or, if it does emerge, that the Company will be able to develop and market these or other networking products in a timely and commercially viable manner. The adoption or maintenance by the industry of high speed transmission standards other than those which the Company currently addresses, or the inability of the Company to develop and market its networking-related products, would have a material adverse effect on the Company's operating results.

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

         The Company's competitors include, among others, Texas Instruments, Level One Communications, Lucent Technologies, Dallas Semiconductor, and Transwitch. The number of competitors in this market and the technology platforms on which their products will compete may change in the future. To date there have been several competing technologies in the telecommunications and networking markets and not all standards have been established to date. The Company's success will depend on the successful development of a market for its customers' products. It is likely that over the next few years additional competitors will enter the market with new products. These new competitors may have substantially greater financial and other resources than the Company. Competition among manufacturers of semiconductors like the Company's products typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and design-in cycles in certain of the Company's customers products, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. Any success by the Company's competitors in supplanting the Company's products would have a material adverse effect on the Company's operating results.

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

CUSTOMER CONCENTRATION

         The Company has no long-term volume purchase commitments from any of its major customers. In 1995 and 1996 sales to Apple Computer, Inc. represented 24% and 10%, respectively, of net revenues of the Company. In 1996, two modem and graphics board manufacturers, SCI Manufacturing, Inc. and Askey Computer Corporation, each represented approximately 11% of the Company's net revenues. In the future, sales to these customers are expected to decline, as the Company shifts its focus away from non-networking products, and exits from the modem chipset business. Due to the Company's exit from the modem business, these customers are not expected to be significant customers in the future.

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

INTERNATIONAL OPERATIONS

         During fiscal years 1996, 1995 and 1994, international sales accounted for approximately 53%, 39% and 38% of the Company's net revenues, respectively. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. PMC's operations, which are primarily in Canada, are expected to represent a larger percentage of the Company's overall operations. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Singapore, Taiwan, Malaysia and the Philippines. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements and policy changes affecting the telecommunications and data communications markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas, exchange rates and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Sales in Europe are generally denominated in local currencies, while sales in the rest of the world are generally denominated in U.S. dollars. As a result, the Company is subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's operating results.

DEPENDENCE ON KEY PERSONNEL

         The Company's success depends to a significant extent upon the continued services of its key technical personnel, particularly those highly skilled at the design and test functions involved in the development of high speed networking products and related software. The competition for such employees is intense. The Company has no employment agreements in place with these key personnel. However, the Company from time to time issues shares of Common Stock or options to purchase Common Stock of the Company subject to vesting. To the extent shares purchased from or options granted by the Company have economic value, these securities could create retention incentives. The loss of the services of one or more of these key personnel, and any difficulties the Company may experience in hiring qualified replacements, would materially and adversely affect the Company's operating results. As a result of the Company's decision to exit the modem chipset business and restructure its other non-networking operations, certain key administrative and engineering personnel in non-networking operations may terminate their employment by the Company earlier than planned by the Company. The Company cannot assure that the retention incentives which the Company has put in place, which include retention payments of up to six months salary, will be sufficient to retain these individuals. If one or more of these personnel terminate their employment with the Company, the operating results of the Company could be adversely affected.

PATENTS AND PROPRIETARY RIGHTS

         The Company's ability to compete is affected by its ability to protect its proprietary information. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently holds several patents in the networking and non-networking areas and has a number of pending patent applications. There can be no assurance that patents will issue from any of the Company's pending applications or that any claims allowed will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. In addition, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The Company or its customers or foundries have in the past, and may from time to time in the future, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under patents or intellectual property rights. There can be no assurance that licenses will be available or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundry suppliers requiring the technology. In the past, the Company's customers have been required to obtain licenses from and pay royalties to third parties for the sale of systems incorporating the Company's semiconductor devices. If this occurs in the future, the customers' businesses may be materially and adversely affected, which in turn would have a material adverse effect on the Company's operating results. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the
Company  of  substantial  time  and  other  resources.  Patent  disputes  in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company currently does not have a substantial portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. Any successful third party claim against the Company or its customers for patent or intellectual property infringement, would have a material adverse effect on the Company's operating results.

ACQUISITIONS

         The Company's strategy may involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional equity securities of the Company. The issuance of additional equity securities could dilute, and could represent an interest senior to the rights of, then outstanding common stock. An acquisition which is accounted for as a purchase, like the acquisition of PMC in 1994 and the acquisition of certain assets of BIT in September 1996, could involve significant one-time write-offs, and could involve the amortization of goodwill and other intangible assets over a number of years, which would adversely affect earnings in those years. Any acquisition will require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise outside its existing businesses and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

FUTURE CAPITAL NEEDS

         The Company must continue to make significant investments in research and development as well as capital equipment and expansion of facilities for networking products. The Company's future capital requirements will depend on many factors, including, among others, product development, the Company's ability to sell existing modem chipset inventories, investments in working capital, and acquisitions of complementary business, products or technologies. To the extent that existing resources and future earnings are insufficient to fund the Company's operations, the Company may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current shareholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. If adequate funds are not available, the Company may be required to delay, limit or eliminate some or all of its proposed operations.

         The Company has available a line of credit with a bank under which the Company may borrow up to $10 million. Advances made under the line will be fully secured by cash deposited by the Company. The agreement expires on July 1, 1997. The agreement requires the Company to maintain, on a quarterly basis, minimum cash equal to three times the then current outstanding principal balance of the term loan. The agreement prohibits dividend payments without the bank's prior written consent and other major transactions except that the Company may (i) acquire other companies, using up to $1 million in cash, (ii) enter into off balance sheet equipment leases, not to exceed $15 million in the aggregate, and
(iii) issue convertible securities with subordination provisions satisfactory to the bank.

VOLATILITY OF STOCK PRICE

         Factors such as announcements of the introduction of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or the financial results of other semiconductor companies or of companies in the telecommunications or networking equipment industry, general conditions in the semiconductor industry and conditions in the financial markets have in the past caused the price of the Common Stock to fluctuate substantially, and may do so in the future. In addition, the stock market has recently experienced price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies.

ITEM 2.  Properties.

         The Company's executive offices and its non-networking test, sales and marketing, and design and engineering operations are located in an approximately 83,000 square foot leased facility in San Jose, California. The facility is leased through December 2003. The Company also leases office facilities for its non-networking sales staff in or near Boston, Dallas and Philadelphia and for its engineering and design staff near Huntsville, Alabama. The Company is attempting to sublease these facilities. Estimated commitments for excess facility costs have been included in the third quarter 1996 restructuring reserve. To the extent accrued as part of the restructuring, all costs associated with these excess and redundant facilities have been and will be charged to this restructure reserve.

         PMC's headquarters facility, which includes its test, sales and marketing, and design and engineering operations, is located in an approximately 72,000 square foot leased facility in Burnaby, British Columbia, Canada. This facility is leased through April 2001. PMC also leases offices for its sales staff in Massachusetts, North Carolina, Texas, California, Ontario (Canada) and England. PMC-Sierra (Portland), Inc. leases an approximately 9,000 square foot office. This facility is leased through March 1999.

ITEM 3. Legal Proceedings.
         Not applicable.

ITEM 4. Submission of matters to a vote of Security Holders.
         Not applicable.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         Stock Price Information. The Company's Common Stock trades on the Nasdaq National Market under the symbol SERA. The following table sets forth, for the periods indicated, the high and low closing sale prices (adjusted for a 2 for 1 stock split, effective October 5, 1995) for the Company's Common Stock as reported by the Nasdaq National Market:

1995                                                         High        Low


First Quarter.......................................       $14.50     $ 8.06
Second Quarter......................................        16.44      11.94
Third Quarter.......................................        27.38      15.88
Fourth Quarter......................................        24.25      13.19


1996                                                         High        Low


First Quarter.......................................       $24.75     $11.38
Second Quarter......................................        20.88      11.00
Third Quarter.......................................        13.75       8.38
Fourth Quarter......................................        17.50      12.00


         As of January 31, 1997, there were approximately 513 holders of record of the Company's Common Stock.

         The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's current bank credit agreement prohibits the payment of dividends without prior consent of the lender.

ITEM 6.   Selected Financial Data.
Summary Consolidated Financial Data
(in thousands, except for per share data)

                                                                           Year Ended December 31,* (1)

STATEMENT OF OPERATIONS DATA:                                 1996(2)     1995(3)      1994(4)      1993(5)       1992
                                                             --------    --------     --------     --------     --------

Net revenues                                                 $188,371    $188,724      $104,764      $83,360     $92,278
Gross profit                                                   93,423      91,614        46,960       37,660      50,158
Research and development                                       29,350      23,428        15,702       15,439      14,570
In process research and development                             7,783         ---        12,748          ---         ---
Marketing, general and administrative                          30,691      30,051        23,683       22,487      22,053
Purchase price adjustment - compensation                          ---      10,624           ---          ---         ---
Restructuring and other charges                                64,670         ---        (1,559)      12,669         ---
                                                             --------    --------     --------     --------    --------
Income (loss) from operations                                (39,071)      27,511       (3,614)     (12,935)      13,535
Income (loss) from continuing operations                     (48,150)      23,976       (7,916)     (12,983)      11,844
Loss from discontinued operations                                ---      (22,497)        (666)         ---          ---
                                                             --------    --------     --------     --------     --------
Net income (loss)                                           $(48,150)      $1,479      $(8,582)    $(12,983)     $11,844
                                                            ========     ========     ========     ========     ========

Per share data:  (6)
Income (loss) from continuing operations                      $(1.62)       $0.84       $(0.36)      $(0.64)       $0.54
Loss from discontinued operations                                ---       $(0.79)      $(0.03)         ---          ---
                                                             --------    --------     --------     --------     --------
Net income (loss)                                             $(1.62)       $0.05       $(0.39)      $(0.64)       $0.54
                                                            ========     ========     ========     ========     ========
 Shares used in calculation of net income (loss)              29,719       28,620       22,030       20,222       21,738
                                                            ========     ========     ========     ========     ========

                                                                             As of December 31,* (1)
BALANCE SHEET DATA:                                            1996        1995         1994         1993         1992
                                                             --------    --------     --------     --------     --------

Cash, cash equivalents and short-term investments            $42,062      $45,937      $15,830      $21,693      $34,843
Working capital                                               20,438       32,741       23,813       14,803       42,341
Total assets                                                 129,914      184,860       85,959       71,850       89,540
Long term debt (including current portion)                    24,637       12,718        9,069       11,872       14,575
Shareholders' equity                                          48,444       81,000       34,865       40,153       59,714

* The Company's fiscal year ends on the Sunday closest to December 31. December 31 has been used as the fiscal year end for ease of presentation. See Note 1 to Consolidated Financial Statements.
(1) Net revenues, gross profit, research and development, and marketing, general and administrative expenses have been restated to exclude amounts relating to Prometheus Products, Inc. For 1995, amounts related to Prometheus previously reported within net revenues were $19.0 million; gross profit (loss) was ($0.1) million; and net profits were ($4.6) million. For 1994, net revenues were $3.8 million; gross profit was $0.3 million; and net loss was ($0.7) million. All previously reported amounts have been included in "Loss from discontinued operations". Balance sheet data has been restated to exclude amounts relating to Prometheus.
(2) Results for the year ended December 31, 1996 include a restructuring charge of $69.4 million in the third quarter for the Company's exit from the modem chipset business and the associated restructuring of its non-networking operations. $4.7 million of this charge was recorded in cost of sales as an inventory write down, and $64.7 million was recorded as a restructuring cost in operating expenses. An in process research and development charge of $7.8 million was recorded in the third quarter for the acquisition of ethernet switching technology and other assets from Bit, Inc. Results of operations include costs of continuing the development of ethernet switching products and related activities from the date of the acquisition on September 3, 1996.
(3) Results for the year ended December 31, 1995 include the loss from discontinued operations related to Prometheus Products, Inc. of $22.5 million, purchase price adjustment relating to the finalization of the acquisition of PMC-Sierra, Inc. of $10.6 million, and gain on sale of shares of SiTel Sierra B.V. of $6.7 million.

(4) Results for the year ended December 31, 1994 include the operations of PMC from the date of acquisition, September 2, 1994, and include in process research and development of $12.7 million, settlement of the class action lawsuit of $2.4 million, reversal of restructuring and other charges of $1.6 million and a loss from discontinued operations of Prometheus of $0.7 million.
 (5) Results for the year ended December 31, 1993 include restructuring and other charges of $15.6 million.
 (6) Share and per share information has been adjusted for the 2 for 1 stock split effective October 5, 1995.

Quarterly Comparisons

         The following tables set forth consolidated statements of operations for each of the Company's last eight quarters and the percentage of the Company's net revenues represented by each line item reflected in each consolidated statement of operations. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In management's opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                       Quarterly Data (Unaudited)
                                                                 (in thousands, except per share data)
                                              Year Ended December 31, 1996(1)         Year Ended December 31, 1995 (2) (3)
                                            ------------------------------------      ------------------------------------
                                             Fourth     Third    Second     First    Fourth     Third    Second     First
STATEMENT OF OPERATIONS DATA:
Net revenues                                $36,227   $34,726   $53,022   $64,396   $58,884   $50,700   $42,201   $36,939
Gross profit                                 21,679    13,790    27,665    30,289    27,781    24,907    20,836    18,090
Research and development                      5,979     7,080     7,885     8,406     6,905     5,969     5,182     5,372
In process research and development             ---     7,783       ---       ---       ---       ---       ---       ---
Marketing, general and administrative         5,778     7,406     8,842     8,665     8,602     7,170     7,286     6,993
Purchase price adjustment                       ---       ---       ---       ---       ---    10,624       ---       ---
Restructuring and other charges                 ---    64,670       ---       ---       ---       ---       ---       ---
                                            -------   -------   -------   -------   -------   -------   -------   -------
Income (loss) from operations                 9,922   (73,149)   10,938    13,218    12,274     1,144     8,368     5,725
Income (loss) from continuing                 9,120   (73,294)    7,198     8,826    14,321    (1,221)    6,472     4,404
  operations
Loss from discontinued operations               ---      ---        ---       ---   (19,411)   (2,249)     (533)     (304)
                                            -------   -------   -------   -------   -------   -------   -------   -------

Net income (loss)                            $9,120 $(73,294)    $7,198    $8,826   $(5,090)  $(3,470)   $5,939    $4,100
                                            =======   =======   =======   =======   =======   =======   =======   =======

Per share data: (4)
Income (loss) from continuing                 $0.29   $(2.46)     $0.24     $0.29     $0.47    $(0.05)    $0.23     $0.16
  operations
Loss from discontinued operations               ---       ---       ---       ---    $(0.64)   $(0.08)   $(0.02)   $(0.01)
                                            -------   -------   -------   -------   -------   -------   -------   -------
Net income (loss)                             $0.29   $(2.46)     $0.24     $0.29    $(0.17)   $(0.13)    $0.21     $0.15
                                            =======   =======   =======   =======   =======   =======   =======   =======

Shares used in calculation of net
income/ (loss)                               31,655   29,782     30,578    30,790    30,158    27,230    27,862    27,374

                                                             As a Percentage of Net Revenues (Unaudited)
                                           Year Ended December 31, 1996(1) (3)   Year Ended December 31, 1995 (2) (3)
                                          ------------------------------------   ------------------------------------
                                            Fourth     Third    Second     First     Fourth     Third   Second     First

Net revenues                                  100%      100%      100%      100%       100%      100%     100%      100%
Gross profit                                   60%       40%       52%       47%        47%       49%      49%       49%
Research and development                       17%       20%       15%       13%        12%       12%      12%       15%
In process research and development            ---       22%       ---       ---        ---       ---      ---       ---
Marketing, general and administrative          16%       21%       17%       14%        14%       14%      17%       19%
Purchase price adjustment-compensation         ---       ---       ---       ---        ---       21%      ---       ---
Restructuring and other charges                ---      186%       ---       ---        ---       ---      ---       ---
                                              -----    -----      -----     -----      -----     -----    -----     -----
Income (loss) from operations                  27%     -211%       21%       21%        21%        2%      20%       15%
Income (loss) from continuing operations       25%     -211%       14%       14%        24%       -2%      15%       12%
Loss from discontinued operations              ---      ---        ---       ---       -33%       -5%      -1%       -1%
                                              -----    -----      -----     -----      -----     -----    -----     -----
Net income (loss)                              25%     -211%       14%       14%        -9%       -7%      14%       11%
                                             =====     =====     =====     =====      =====     =====    =====     =====

(1) Results for the year ended December 31, 1996 include a restructuring charge of $69.4 million in the third quarter for the Company's exit from the modem chipset business and the associated restructuring of its non-networking operations. $4.7 million of this charge was recorded in cost of sales as an inventory write down, and $64.7 million was recorded as a restructuring cost in operating expenses. An in process research and development charge of $7.8 million was recorded in the third quarter for the acquisition of ethernet switching technology and other assets from Bit, Inc. Results of operations include costs of continuing the development of ethernet switching products and related activities from the date of the acquisition on September 3, 1996.
(2) Results for the year ended December 31, 1995 include the loss from discontinued operations related to Prometheus Products, Inc. of $22.5 million, the third quarter purchase price adjustment relating to the finalization of the acquisition of PMC-Sierra, Inc. of $10.6 million and the fourth quarter gain on sale of SiTel Sierra B.V. of $6.7 million.
(3) Net revenues, gross profits, research and development, and marketing, general and administrative expenses have been restated to exclude amounts relating to Prometheus Products, Inc. For 1995, amounts related to Prometheus previously reported within net revenues were $19.0 million; gross profit was $(0.1) million; and net profits were $(4.6) million. All previously reported amounts have been included in "Loss from discontinued operations".
(4) Share and per share information has been adjusted for the 2 for 1 stock split effective October 5, 1995.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Description of Forward-looking Statements. This portion of this Annual Report contains forward-looking statements relating to the future activities of the modem chipset business (which the Company exited during the third quarter of fiscal 1996), modem-related revenues, gross margins, expenditures on research and development, and marketing, general and administrative activities, and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in "Risk Factors."

         General. Sierra Semiconductor designs, develops, markets and supports high-performance system solutions for advanced communications markets. The Company's products are used in broadband communications infrastructures, high bandwidth networks and multimedia personal computers. In the third quarter of 1996 the Company announced its decision to exit from the personal computer modem chipset business, and to restructure its non-networking operations, in order to focus on the networking and infrastructure semiconductor businesses. Consistent with this strategy, the Company acquired, in the third quarter, ethernet switching assets, intellectual property and certain other assets from Bit, Inc. In the fourth quarter of 1995, the Company discontinued operations of Prometheus. The consolidated financial statements have been reclassified to exclude the Prometheus results from continuing operations.

Restructuring
-------------
         On September 29, 1996, the Company recorded charges of $69,370,000 in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. The charges were recorded in cost of sales as an inventory write down ($4,700,000) and as restructure costs in operating expenses ($64,670,000). The elements of the total charge as of September 29, 1996 and December 31, 1996 are as follows:

                                                         Restructuring                                    Restructuring
                                                            Charge                                           Reserve
                                                         September 29,     Write-Down         Cash         December 31,
                                                             1996          of Assets         Outlay           1996
(In Millions)                                                ----          ---------        --------          ----

Write down of inventories to net realizable value          $23,000        $(23,000)        $   ---         $   ---
Employee termination benefits                                6,985             ---          (2,411)          4,574
Loss on supplier commitments and write off
     of prepaid expenses                                     9,908            (905)           (409)          8,594
Write down of excess fixed assets and assets
    related to capacity commitments                         16,580         (16,580)            ---             ---
Provision for price protection and product returns           5,047          (5,047)            ---             ---
Excess facility costs                                        3,411             ---            (408)          3,003
Write down of goodwill related to Company's BV
      subsidiary in Holland                                  2,459          (2,459)            ---             ---
Severance and closure costs related to Europe                1,980             ---          (1,397)            583
                                                           -------          ------         -------         -------
                                                           $69,370        $(47,991)        $(4,625)        $16,754
                                                          ========        ========        ========        ========

         The Company ceased manufacturing its modem chipset products in September 1996 and expects to complete the shut down of the remaining non-networking operations in San Jose by the middle of 1997. No sale was anticipated in accounting for the restructuring. The Company will continue to manufacture certain of its multimedia products in order to utilize components either on-hand or under firm committed orders. As the non-networking operations wind down, related work forces have been and will continue to be reduced. Termination benefits for approximately 245 employees associated with the Company's non-networking operations have been and will be paid as employees reach their termination dates, between November 1996 and July 1997. As of December 31, 1996, 118 employees employed as of the date of the restructuring in the Company's non-networking operations had reached their termination dates and have left the Company as planned in the restructuring. 127 employees employed as of the date of the restructuring in the Company's non-networking operations will reach their termination dates per the restructure plan during 1997.

         As a result of its exit from the modem chipset business, the Company identified incremental impairments in the carrying value of its non-networking inventory and losses on supplier commitments arising directly from the decision to stop manufacturing modem chipset inventory. Additionally, the Company identified certain prepaid expenses and other commitments that, due to the exit from the modem chipset and other non-networking operations, will provide no future economic benefit to the Company.

         In conjunction with the decision to exit the modem chipset business, the Company is subject to incremental pricing pressure and potential returns of modem chipset products. An estimate of the potential impact of price protection and product returns has been included in the restructuring charge.

         In  connection   with  its  decision  to   discontinue   non-networking
operations,  the  Company  evaluated  the  ongoing  value  of the  fixed  assets associated with these operations. Based on this evaluation, the Company identified approximately $2.1 million of non-networking property and equipment that will continue to be utilized in the Company's networking operations. The remaining non-networking property and equipment, with a carrying amount of approximately $11.6 million, consists primarily of testers, engineering workstations, and computer equipment. A small portion of these assets will be utilized only during the wind down of the non-networking operations through the middle of 1997. The majority of these assets will not be utilized and the Company is attempting to dispose of such assets. As a result, in accordance with Financial Accounting Standard No. 121, the Company determined that these assets were impaired and wrote them down by approximately $9.7 million to their estimated fair market value. Fair value was based on estimated net recoverable salvage value of assets being held for disposal. Based upon net undiscounted estimated cash flows to be generated by these assets, no impairment of assets which will continue to be utilized was identified.

         Prior to the Company's decision to exit from the modem chipset business and the associated restructure of its non-networking operations, the Company entered into noncancellable capital leases for equipment to be used by one of the Company's outside foundries in exchange for guaranteed capacity and future pricing considerations. Due to the Company's exit and restructure plan, the Company estimates that it will not be able to fully utilize the contracted capacity and pricing considerations. The Company's analysis of cash flows expected from the reduced capacity utilization at this foundry, while incurring the full contracted capital leases obligation, resulted in an impairment of approximately $6.9 million of the Company's assets.

         The portion of the charge related to excess facility costs primarily consists of amounts to be incurred by the Company under a seven year noncancelable operating lease expiring in 2003. The Company plans to occupy a portion of the building through June 1997. After June 1997, the Company expects that the building will be vacant. The Company is actively trying to sublet the building; however, it is expected that a sublessor may not be located for approximately eighteen months. As a result, the charge consists of the unused percentage of the lease obligations from September 1996 through June 1997 and 100% of the lease obligations for eighteen months thereafter, and associated costs for operating and maintaining the facilities.

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

         Cash expenditures associated with the restructuring accrued liabilities were approximately $4.6 million in 1996. It is expected that approximately $5.7 million of cash expenditures related to the restructuring will occur during the first half of 1997. Subsequent cash expenditures related primarily to leases accrued in the restructuring will be approximately $11.1 million.

Reasons for Restructuring
-------------------------
         During 1995, the Company was experiencing increasing demand for its modem chipset products, as shipment volumes were increasing and more customers were requesting and ordering products for future deliveries. As a result, the Company then increased the order rate and volume from its suppliers for products. Also in 1995, the industry was experiencing a severe shortage of foundry capacity to produce wafers for semiconductor devices. This caused companies like Sierra to have to place order commitments with its foundry suppliers with much longer lead times, and extending more than several months in most cases.

         In the first half of 1996, there was a combination of events which changed the entire modem market environment. In a very short time period, the demand for the modem speed technology changed from V.32 chips (14.4Kbps speed) to V.34 chips (28.8Kbps), and the demand for slower speed modem products declined quickly and dramatically. However, the longer lead times required by the foundries for orders placed earlier in the year and in late 1995 resulted in products being delivered and accumulating in the Company's inventories. As foundry capacity, previously in limited supply, became more readily available, customer preferences shifted to higher volume producers of V.34 and faster modem products. This combination resulted in increased levels of the Company's inventory for both lower speed and higher speed modem products, as the foundries had more capacity to produce product and became aggressive in trying to build and ship even more semiconductor products to Sierra and other modem chipset companies.

         These factors combined to create excess inventory and a precipitous decline in prices during the second and third quarters of 1996. The Company saw this declining price and excessive inventory position as a major change in the modem marketplace. Thus, in the third quarter of 1996, the Company made the decision to exit the lower margin modem chipset market, and to invest future resources in higher margin networking products.

         Concurrent with the Company's decision to exit the modem chipset business, the Company also decided to restructure its other non-networking product operations in the graphics and custom areas, which no longer fit with the Company's focus on networking products. The Company decided not to expend funds for research and development on new products outside the networking area.

Impact of Restructuring
-----------------------
         The Company's decisions to exit from the modem chipset business and to restructure its non-networking product operations are expected to result in a decline of revenues derived from modem, graphic and custom integrated circuits. In 1996, modem, graphic and custom integrated circuit revenues were $125.6 million, approximately 16% lower than revenues in 1995. In 1997, the Company expects these revenues to decline significantly, although revenues in these product areas may vary significantly from quarter to quarter as the Company sells off its modem chipset inventory. Research and development, sales and marketing and general and administrative expenses related to these non-networking product operations in 1996 were $37.2 million, down from $40.7 million in 1995. The Company expects these expenses to decline significantly in 1997 due to reduced headcount and the elimination of new research and development efforts in the non-networking business. Revenues from sales of modem chipset products will continue to be reported until the Company disposes its existing inventory, which the Company expects to occur during 1997.

Acquisition of Ethernet Switching Assets
----------------------------------------
         Consistent with the Company's strategy to focus on the networking and infrastructure semiconductor business, in the third quarter of 1996, a subsidiary of the Company acquired the ethernet switching assets, intellectual property and certain other assets from Bit, Incorporated, a privately held company in Beaverton, Oregon. These assets were acquired in exchange for 804,407 shares of the Company's common stock and other consideration. The aggregate value of this transaction was approximately $8,107,000, which includes acquisition costs incurred by the Company. The acquisition was accounted for as a purchase transaction, with a charge in the quarter of $7,783,000 for in-process research and development. Approximately $324,000 of technology assets were capitalized, and will be amortized over seven years.

Results of Operations

Net Revenues
------------
                               1996     Change     1995      Change    1994
                               ----     ------     ----      ------    ----
Net revenues ($000,000)
   Networking products         $62.8       60%     $39.2      390%      $8.0
   User interface - other      $66.6      (28%)    $92.8       10%     $84.1
   User interface - modem      $59.0        4%     $56.7      365%     $12.7
                               -----     -----     -----     -----     -----
   Total net revenues         $188.4       ---    $188.7       80%    $104.8

         Net revenues in 1996 remained approximately at the same level as 1995 revenues. Substantial growth in sales of networking products, and a small increase in modem chipset product sales, were offset by declines in other user interface product sales, which were primarily due to lower sales of graphic chip products. The small increase in 1996 modem chipset sales increase over 1995 resulted from increased unit sales of both V.34 and V.32 modem products in the first half of the year, while in the second half of the year the Company experienced declining unit sales and substantially lower prices for modem products. The change in net revenues in 1995 from 1994 was primarily attributable to increased sales of networking and modem products. Sales of modem products are expected to decline during the first two quarters of 1997 and to be minimal in the second half of 1997. The Company anticipates a decline in average selling prices for these discontinued products and cannot predict the level of unit sales. As a result, revenues for 1997 are expected to be lower than revenues in 1996.

Gross Profit
------------
                                                         1996      Change     1995     Change     1994
                                                         ----      ------     ----     ------     ----

Gross profit ($000,000)
   Networking products                                   $46.4       58%      $29.3       432%      $5.5
   Percentage of net networking revenues                   74%                  75%                  69%

   User interface products                               $47.0      (25%)     $62.3        50%     $41.5
   Percentage of net user interface revenues               37%                  42%                  43%

   User interface products excluding valuation
      reserve for modem chipset inventory                $51.7      (17%)     $62.3        50%     $41.5
   Percentage of net user interface revenues               41%                  42%                  43%

   Total gross profit                                    $93.4        2%      $91.6        95%     $47.0
   Percentage of net revenues                              50%                  49%                  45%

   Total gross profit excluding valuation
      reserve for modem chipset inventory                $98.1        7%      $91.6        95%     $47.0
   Percentage of net revenues                              52%                  49%                  45%

         Total gross profit increased from 1995 to 1996 as a result of increased sales of higher gross margin networking products as a percentage of total net revenues. Gross profit as a percentage of net revenues also increased due to the increased proportion of sales of higher gross margin networking products. The gross profit increase from 1994 to 1995 was primarily due to increased sales in all product lines. Gross profit as a percentage of net revenues increased from 1994 to 1995 as a result of increased sales of higher margin networking products. In the near term, as the Company continues to sell its existing inventories of modem chipset products, the overall gross margin of the Company may decline depending on the percentage of modem chipset product revenues relative to total revenues. Overall gross margin may also be impacted unfavorably due to anticipated erosion of modem pricing as the Company liquidates its existing inventories. In the longer term, the Company may experience declining gross profits as a percentage of total net revenues if anticipated decreases in average selling prices of existing networking products are not offset by commensurate reductions in product costs, or by an offsetting increase in gross profit contribution from new higher gross margin networking products.

Operating Expenses and Charges ($000,000)
-----------------------------------------
                                                         1996    Change     1995     Change     1994
                                                         ----    ------     ----     ------     ----

Research and development                                $29.4       26%    $23.4        49%    $15.7
Percentage of net revenues                                16%                12%                 15%

In-process research & development                        $7.8       ---      ---        ---    $12.7
Percentage of net revenues                                 4%                ---                 12%

Marketing, general & administrative                     $30.7        2%    $30.1        27%    $23.7
Percentage of net revenues                                16%                16%                 23%

Purchase price adjustment-compensation                    ---       ---    $10.6        ---      ---
Percentage of net revenues                                                    6%                 ---

Restructure costs                                       $64.7       ---      ---        ---    $(1.6)
Percentage of net revenues                                34%                ---                 (1%)


         Research and Development. Research and development expenses increased in 1996 primarily due to greater research and development efforts for networking products. As a percentage of net revenues, research and development expenses increased as the rate of spending growth exceeded the rate of net revenues growth. During 1995 research and development expenses increased from 1994 primarily due to increased investment in networking products. As a percentage of net revenues, research and development expenses declined in 1995 from 1994 as the rate of growth of sales exceeded the rate of growth of research and development spending. In the near term, the Company expects research and development spending to decline in absolute dollars, due to the reduction in user interface research and development as associated headcount is reduced due to the restructuring, offset partially by increases in research and development spending on networking products.

         In-Process Research and Development. In-process research and development charges incurred in 1996 are a result of the acquisition of the ethernet switching and other assets from Bit, Inc. The in-process research and development charge in 1994 relates to the acquisition of PMC (see Note 2 to Consolidated Financial Statements).

         Marketing, General, and Administrative. In 1996, marketing, general, and administrative expenses remained at the same levels as 1995 as increases in these expenses in networking products primarily related to increased staffing were offset by declines in these expenses and headcount of user interface groups due to the restructuring. As a percentage of net revenues, total marketing, general and administrative expenses remained at approximately the same level.

The increase in marketing, general and administrative expenses in 1995 relative to 1994 was primarily due to support of networking products. As a percentage of net revenues, marketing, general and administrative expenses declined from 1994 to 1995, as the rate of increase in spending was less than the rate of revenue growth. In the near term, the Company expects marketing, general and administrative spending to decline in absolute dollars, due to reduced personnel performing these functions for user interface products, although the Company does not expect to increase spending in these areas to support networking products.

         PMC Purchase Price Adjustment. In completing the PMC acquisition in the third quarter of 1995, the Company recorded a $10.6 million charge relating to the compensation expense associated with the purchase price adjustment shares reserved for issuance to the employees/shareholders of PMC. The $9.1 million balance of the acquisition cost was allocated to goodwill. See Note 2 to Consolidated Financial Statements.

         Restructuring. 1996 restructure costs are part of the charge of $69.4 million recorded in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. The 1994 restructure credit reflects the reversal of the remainder of a restructure charge deemed no longer necessary from the 1993 restructuring of the Company's operations in Holland and the U.S.

Interest Income (Expense), Net ($000,000)
                                   1996     Change     1995      Change    1994
                                   ----     ------     ----      ------    ----

Interest income (expense), net    $0.7         37%     $0.5        227%   $(0.4)
Percentage of net revenues         0.4%                 0.3%

         Interest Income. Interest income increased in 1996 and 1995 due to higher cash balances available to invest and earn interest. Interest expense in 1996 increased from 1995 due to short term borrowing. Interest expense currently relates primarily to the Company's financing arrangements for leases, and financing of previously established foundry commitments. Interest expense in 1995 declined from 1994 as 1994 interest expense related primarily to interest expense on notes issued in 1987 and repaid in 1994. The 1994 interest expense was offset partially by interest earned on the Company's cash balances (see Note 1 of Notes to Consolidated Financial Statements).

         Gain on sale of SiTel Sierra. During the fourth quarter of 1995, the Company sold its interest in SiTel-Sierra, B.V. to National Semiconductor Corporation for $7.0 million in cash. This transaction resulted in a pre-tax gain of $6.7 million. The Company acquired its shares of SiTel-Sierra, B.V., a joint venture with TriTech Microelectronics Pte. Ltd. of Singapore, in 1994 in exchange for the contribution of a license to certain technology owned by the Company and certain assets of Sierra Semiconductor B.V.

         Provision for Income Taxes. The 1996 income tax provision reflects the effect of a nondeductible $7.8 million charge for the purchase of in-process research and development relating to the Bit, Inc. acquisition and taxes on foreign operations. The U.S. taxes are reduced by the utilization of net operating loss and tax credit carryforwards. The recorded modem chipset business restructure charge of $69.4 million did not result in a tax benefit because of the uncertainty of future U.S. income as required by Statement of Financial Accounting Standards No. 109. The 1995 income tax provision reflects the effect of a nondeductible $10.6 million charge for the PMC purchase price adjustment. The 1994 income tax provision reflects the effect of a nondeductible $12.7 million charge for purchase of in-process research and development and taxes on foreign operations.

         Discontinued Operations. During the fourth quarter of 1995, the Company and its Board of Directors reached a decision to offer Prometheus Products, Inc. for sale and, as a result, it has been reported as a discontinued operation in the Company's consolidated financial statements. The Company recorded a $17.9 million discontinued operations charge to write down the assets and accrue additional liabilities including a provision for future losses from operations expected to be incurred during the sales process. The Company contracted with an investment banking firm in the first quarter of 1996 to engage in efforts to sell Prometheus. The effort to sell Prometheus has not resulted in a sale and the Company has subsequently completed the closure of most operations of Prometheus, except for the hardware and software technical support function which provides product warranty support for the installed base of products previously sold. All liabilities and operating results of Prometheus for 1996 have been recorded against the discontinued operations provision established in the fourth quarter of 1995.

         Liquidity and Capital Resources. The Company's cash and cash equivalents and short term investments decreased from $45.9 million at December 31, 1995 to $42.1 million at December 31, 1996. During 1996 the Company made payments of approximately $19.6 million to reduce debt and for capital lease obligations (primarily related to foundry agreements for future production capacity), $4.0 million for the purchase of fixed assets, and $3.2 million for equity investments in other companies. These uses of cash were partially offset by cash sources of approximately $19.6 million from operating activities and $3.1 million from the issuance of common stock (principally under the Company's stock option and purchase plans). The uses of cash for operating activities were a net loss of $48.2 million, an increase in inventory purchased of $17.4 million, a reduction in accounts payable of $15.1 million, an increase in deposits for wafer capacity of $9.0 million, $4.6 million net change in restructure liabilities (third quarter 1996 restructure), and a $2.5 million change in net liabilities of discontinued operations (Prometheus). The primary offsetting sources of cash from operating activities were a non cash restructure charge of $69.4 million (for the Company's exit from the modem chipset business and the associated restructuring of its non-networking operations), a decrease of $20.0 million in accounts receivable balances, $10.9 million of non cash depreciation expense, a non cash in-process research and development charge of $7.8 million (for the acquisition of technology and other assets from Bit, Inc.), and the receipt of proceeds of $7.0 million in the first quarter of 1996 from the sale of SiTel-Sierra B.V. in the fourth quarter of 1995.

         As of December 31, 1996, the Company had available a line of credit with a bank under which the Company may borrow up to $10 million with interest at the bank's prime rate (6.9% at December 31, 1996). At December 31, 1996, there were no amounts outstanding under the line of credit. At December 31, 1995, a $2.0 million standby letter of credit was outstanding under the line of credit. In the fourth quarter of 1996, as a result of the restructure charge, the Company's line of credit agreement with the bank was renegotiated to allow the Company to borrow up to $10 million under the line of credit, provided that each borrowing is fully cash secured. The agreement requires the Company to maintain, on a quarterly basis, minimum cash equal to three times the then current outstanding principal balance of the term loan. The agreement prohibits dividend payments without the bank's prior written consent and other major transactions except that the Company may (i) acquire other companies using up to $1 million in cash, (ii) enter into off balance sheet equipment leases, not to exceed $15 million in the aggregate, and (iii) issue convertible securities with subordination provisions satisfactory to the bank. The agreement expires on July 1, 1997. As of December 31, 1996 and 1995, the Company was in compliance with all of its covenants.

         The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through the end of 1997. The Company's future capital requirements will depend on many factors, including, among others, the extent to which the Company pursues additional wafer fabrication capacity from existing foundry suppliers or new suppliers, product development, and acquisitions of complimentary businesses, products or technologies. From time to time the Company may explore strategic investment opportunities which may require funds in excess of currently available sources of liquidity. Accordingly, the Company may choose to raise needed funds from debt and/or equity financings.

ITEM 8.   Financial Statements and Supplementary Data.

         The chart entitled  "Quarterly  Data  (Unaudited)"  contained in Item 6
Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.


                                            SIERRA SEMICONDUCTOR CORPORATION

                                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                            AND FINANCIAL STATEMENT SCHEDULES


Consolidated Financial Statements Included in Item 8:
                                                                                                                     Page

Report of Ernst & Young LLP, Independent Auditors............................................................          28
Consolidated Balance Sheet at December 31, 1996 and 1995.....................................................          29
Consolidated Statement of Operations for each of the three years in the period                                         30
    ended December 31, 1996..................................................................................
Consolidated Statement of Shareholders' Equity for each of the three years in                                          31
    the period ended December 31, 1996.......................................................................
Consolidated Statement of Cash Flows for each of the three years in the period                                         32
    ended December 31, 1996..................................................................................
Notes to Consolidated Financial Statements...................................................................          34



Schedules for each of the three years in the period ended December 31, 1996 included in Item 14 (d):

II  Valuation and Qualifying Accounts........................................................................         S-1

Schedules not listed bove have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or the notes thereto.

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Sierra Semiconductor Corporation


We have audited the accompanying consolidated balance sheets of Sierra Semiconductor Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sierra Semiconductor Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





San Jose, California                                           ERNST & YOUNG LLP
January 22, 1997



                                            Sierra Semiconductor Corporation
                                               Consolidated Balance Sheet
                                                     (in thousands)

                                                                                                     December 31,
                                                                                                   1996          1995
                                                                                                   ----          ----
ASSETS:
Current assets:
    Cash and cash equivalents                                                                   $35,038       $41,933
    Short-term investments                                                                        7,024         4,004
    Accounts  receivable,  net of allowance  for  doubtful  accounts of $842 and
       $1,081 in 1996 and 1995, respectively (including $3,662
       and $8,827 due from related parties in 1996 and 1995, respectively, see Note 9)           13,907        39,320
    Inventories                                                                                   9,232        14,843
    Prepaid expenses and other current assets                                                     3,104         9,813
                                                                                                  -----         -----
          Total current assets                                                                   68,305       109,913

Property and equipment, net                                                                      16,678        22,704
Goodwill and other intangible assets, net of accumulated
    amortization of $2,305 ($1,499 in 1995)                                                      10,188        13,856
Investments and other assets                                                                      7,623         5,147
Deposits for wafer fabrication capacity                                                          27,120        33,240
                                                                                                 ------        ------
                                                                                               $129,914      $184,860
                                                                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                                                             $9,648       $22,866
    Accrued liabilities                                                                           9,546         8,494
    Accrued income taxes                                                                          4,050         7,737
    Accrued restructure costs                                                                    16,754           ---
    Short-term debt and current portion of obligations under capital leases and                   6,269        33,979
      long term debt
    Net current liabilities of discontinued operations                                            1,600         4,096
                                                                                                  -----         -----
          Total current liabilities                                                              47,867        77,172

Deferred income taxes                                                                             2,741         2,179
Noncurrent obligations under capital leases and long-term debt                                   18,368         8,979
Commitments and contingencies
Special shares of PMC convertible into Sierra common stock
    1,937 shares in 1996 (2,573 shares in 1995)                                                  12,494        15,530
Shareholders' equity:
    Preferred stock, no par value; 5,000 shares authorized, none outstanding                        ---           ---
    Convertible preferred stock, no par value; 500 shares authorized,
       none outstanding                                                                             ---           ---

    Common stock, no par value; 50,000 shares authorized; 28,647
       issued and outstanding in 1996 (26,603 in 1995)                                          135,320       119,758
    Accumulated deficit                                                                         (86,876)      (38,726)
                                                                                                 ------        ------
                                                                                                 48,444        81,032
    Less shareholders' notes receivable                                                             ---           (32)
                                                                                                 ------        ------
          Total shareholders' equity                                                             48,444        81,000
                                                                                                 ------        ------
                                                                                               $129,914      $184,860
                                                                                               ========      ========

See accompanying notes.

                                            Sierra Semiconductor Corporation
                                          Consolidated Statement of Operations
                                      (in thousands, except for per share amounts)

                                                                                  Three Years Ended December 31,
                                                                                 1996              1995              1994
                                                                                 ----              ----              ----


Net revenues(1)                                                              $188,371          $188,724          $104,764

Costs and expenses:
    Cost of revenues                                                           94,948            97,110            57,804
    Research and development                                                   29,350            23,428            15,702
    In process research and development                                         7,783               ---            12,748
    Marketing, general and administrative                                      30,691            30,051            23,683
    Purchase price adjustment - compensation                                      ---            10,624               ---
    Restructuring and other charges                                            64,670               ---            (1,559)
                                                                              -------           -------           -------
Income (loss) from operations                                                 (39,071)           27,511            (3,614)

Interest income (expense), net                                                   679                497              (390)
Gain on sale of SiTel Sierra                                                     ---              6,700               ---
Class action lawsuit settlement                                                  ---                ---            (2,400)
                                                                             -------            -------           -------

Income (loss) before provision for income taxes                              (38,392)            34,708            (6,404)

Provision for income taxes                                                     9,758             10,732             1,512
                                                                             -------            -------           -------
Net income (loss) from continuing operations                                 (48,150)            23,976            (7,916)


Loss from discontinued operations                                                ---             (4,591)             (666)
Loss on disposal of discontinued operations (including provision of
   $1,200 for operating losses during the phase-out period)                      ---            (17,906)              ---
                                                                             -------            -------           -------
Loss from discontinued operations                                                ---            (22,497)             (666)
                                                                             -------            -------           -------

Net income (loss)                                                          $(48,150)             $1,479           $(8,582)
                                                                           ========            ========          ========


Income (loss) from continuing operations per share                           $(1.62)            $  0.84            $(0.36)
Loss from discontinued operations per share                               $     ---              $(0.79)           $(0.03)
                                                                             -------            -------           -------
Net income (loss) per share                                                  $(1.62)            $  0.05            $(0.39)
                                                                           ========            ========          ========


Shares used in calculation of net income (loss) per share                    29,719              28,620            22,030
                                                                           ========            ========          ========

(1)  Including $25,520, $46,074 and $20,622 from related parties in 1996, 1995 and 1994, respectively. See Note 9.

See accompanying notes.


                                              Sierra Semiconductor Corporation
                                       Consolidated Statement of Shareholders' Equity
                                                    (in thousands)

                                          Convertible                                       Shareholders'         Total
                                        Preferred Stock     Common Stock      Accumulated      Notes          Shareholders'
                                        Shares   Amount   Shares    Amount      Deficit      Receivable          Equity

Balances at December 31, 1993             94    $ 1,856   19,731    $70,102     $(31,606)      $  (199)          $40,153

Conversion of convertible preferred
  stock into common shares               (83)    (1,638)     171     1,638
Issuance of common shares under
  stock benefit plans                                      1,011     3,004                                         3,004
Amortization of common stock grant                                     153                                           153
Accretion of redeemable convertible
  preferred stock                                    16                              (16)
Payment of shareholders' notes
  receivable                                                                                       137               137
Net loss                                                                          (8,582)                         (8,582)
                                      ------     ------   ------    ------        ------        ------            ------


Balances at December 31, 1994             11        234   20,913    74,897       (40,204)          (62)           34,865

Conversion of convertible preferred
  stock into common shares               (11)      (235)      25       235
Issuance of common shares under
   stock benefit plans                                       793     3,520                                         3,520
Accretion of redeemable convertible
  preferred stock                                     1                               (1)
Sale of common shares, net of
  issuance costs of $1,484                                 1,150    19,216                                        19,216
Conversion of special shares into
  common shares                                            3,722    19,906                                        19,906
Tax benefit of stock option
  transactions                                                       1,984                                         1,984
Payment of shareholders' notes
  receivable                                                                                        30                30
Net income                                                                         1,479                           1,479
                                      ------     ------   ------    ------        ------        ------            ------

Balances at December 31, 1995                             26,603   119,758       (38,726)          (32)           81,000

Issuance of common shares under
  stock benefit plans                                        604     3,072                                         3,072
Issuance of common stock to
  capitalize PMC-Portland and
  acquire assets of Bit                                      804     6,788                                         6,788
Adjustment to prior year common
   stock issuance costs                                                 38                                            38
Conversion of special shares into
  common shares                                              636     3,036                                         3,036
Tax benefit of stock option
   transactions                                                      2,628                                         2,628
Payment of shareholders' notes
   receivable                                                                                       32                32
Net loss                                                                         (48,150)                        (48,150)
                                      ------     ------   ------    ------        ------        ------            ------


Balances at December 31, 1996                  $          28,647  $135,320      $(86,876)       $  ---           $48,444
                                     =======    =======  =======   =======       =======       =======           =======

See accompanying notes.

                                            Sierra Semiconductor Corporation
                                          Consolidated Statement of Cash Flows
                                    Increase (decrease) in cash and cash equivalents
                                                     (in thousands)

                                                                                        Three Years Ended December 31,
                                                                                          1996       1995        1994
                                                                                          ----       ----        ----

Cash flows from operating activities:
    Net income (loss)                                                                $(48,150)     $1,479     $(8,582)
    Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                                    10,922      8,888       6,493
       Acquisition of in process technology and development from purchase of net         7,783        ---         ---
         assets of Bit
       Compensation expense from purchase price adjustment of PMC-Sierra                   ---     10,624         ---
         acquisition
       Loss on discontinued operations of Prometheus Products, Inc.                        ---     17,906         ---
       Acquisition of in process technology and development from purchase of
         PMC-Sierra                                                                        ---        ---      12,748
         Loss related to restructure reserve:
          Accounts receivable                                                            5,047        ---         ---
          Inventory                                                                     23,000        ---         ---
          Prepaid expenses                                                               1,061        ---         ---
          Impairment of long-lived assets                                               16,425        ---         ---
          Impairment of goodwill of Holland operations                                   2,459        ---         ---
          Accruals for restructure related costs:
             Severance and related costs                                                 6,985        ---         ---
             Purchase commitments and other accruals                                     9,002        ---         ---
             Excess facilities costs                                                     3,411        ---         ---
             Costs for closure of European subsidiaries                                  1,980        ---         ---
    Changes in assets and liabilities
       Accounts receivable                                                              20,023    (16,855)    (12,511)
       Inventories                                                                     (17,389)    (3,772)       (677)
       Prepaid expenses and other                                                         (711)   (11,390)      6,757
       Accounts payable and accrued expenses                                           (15,109)    17,801       1,300
       Accrued restructuring costs                                                      (4,624)       ---         ---
       Net assets/liabilities associated with discontinued operations                   (2,496)    (4,733)     (9,077)
                                                                                       -------    -------     -------
           Net cash provided by (used in) operating activities                          19,619     19,948      (3,549)

Cash flows from investing activities:
    Proceeds from sales/maturities of short-term investments                            15,984      3,188      10,910
    Purchases of short-term investments                                                (19,004)    (3,984)         ---
    Investments in other companies                                                      (3,162)    (1,430)     (2,500)
    Decrease in investments and other                                                      ---        150         ---
    Purchase of PMC-Sierra, net of cash acquired                                           ---        ---       4,673
    Purchase of Bit assets, net of cash acquired                                            71        ---         ---
    Additions to plant and equipment                                                    (4,000)   (10,909)     (6,565)
                                                                                       -------    -------     -------
          Net cash provided by (used in) investing activities                          (10,111)   (12,985)      6,518

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                               353      2,592       6,657
    Proceeds from issuance of common stock                                               3,110     22,737       3,157
    Proceeds from payments of notes receivable                                              32         30         137
    Principal payments under capital lease obligations                                  (2,310)    (1,217)     (1,383)
    Repayment of notes payable and long-term debt                                      (17,588)    (1,794)    (10,417)
                                                                                       -------    -------     -------
           Net cash provided by (used in) financing activities                         (16,403)    22,348      (1,849)
                                                                                       -------    -------     -------

Net increase (decrease) in cash and cash equivalents                                    (6,895)    29,311       1,120
Cash and cash equivalents, beginning of the period                                      41,933     12,622      11,502
                                                                                       -------    -------     -------
Cash and cash equivalents, end of the period                                           $35,038    $41,933     $12,622
                                                                                      ========   ========    ========


                                                                                         Three Years Ended December 31,
                                                                                          1996       1995        1994
                                                                                          ----       ----        ----


Supplemental disclosures of cash flow information:
    Cash paid for interest                                                            $  1,278    $   926     $ 1,764
    Cash paid for income taxes                                                        $ 11,820    $ 1,851     $    89

Supplemental disclosures of noncash investing and financing activities:
    Conversion of convertible preferred stock into common stock                            ---    $   235     $ 1,638
    Capital lease obligations incurred for purchase of property and equipment         $ 16,145    $ 4,069     $   827
    Issuance of PMC special shares to be exchanged for common shares                       ---    $18,935     $16,500
    Conversion of PMC special shares into common stock                                $  3,035    $19,906         ---
    Short term debt obligations incurred for wafer fabrication capacity deposits           ---    $30,240         ---
    Cancellation of short-term debt obligations incurred for wafer fabrication        $(15,120)       ---         ---
      capacity

During the years ended December 31, 1996, 1995, and 1994, the Company retired assets with an original cost of $10,377, $2,851 and $4,855, respectively and related accumulated depreciation of $9,858, $2,839 and $4,757, respectively.

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Summary of Significant Accounting Policies

         Basis of presentation. The accompanying consolidated financial statements include the accounts of Sierra Semiconductor Corporation ("the Company" or "Sierra") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements. The Company's fiscal year ends on the Sunday nearest December 31. For ease of presentation, December 31 has been utilized as the fiscal year end for all financial statement captions. Fiscal years 1996, 1995 and 1994 each consisted of 52 weeks.

         Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Actual results may differ from those estimates.

         Cash equivalents and short-term investments. Cash equivalents consist of highly liquid debt instruments with original maturities at date of acquisition of 90 days or less that have insignificant interest rate risk. Short-term investments consist of money market instruments with original maturities greater than 90 days, but less than one year. The Company maintains its cash and cash equivalents in several financial instruments with various banks and investment banking institutions and maintains short-term investments in several financial instruments. The diversification of risk is consistent with Company policy to preserve the principal and maintain liquidity.

         Under Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115) management classifies investments as available-for-sale or held-to-maturity at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains or losses on available-for-sale securities have not been included in equity as such amounts are immaterial. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

         Investments  at December  31, 1996  mature  through  February  1997 and  are  classified  as and consist of the following (in thousands):
                                                                   Amortized     Gross Unrealized        Estimated
                                                                      Cost      Gains       Losses      Fair Value

Held-to-maturity investments
   Banker's Acceptances                                             $ 1,711      $ ---      $ ---          $ 1,711
   Commercial paper                                                 $21,470      $   2      $ ---          $21,472

Total Investments                                                   $23,181      $   2      $ ---          $23,183
                                                                    =======     ======     ======          =======
Total included in cash and cash equivalents                         $16,157      $   1      $ ---          $16,158
Total included in short-term investment                               7,024          1        ---            7,025
                                                                    -------     ------     ------            -----
Total Investments                                                   $23,181      $   2      $ ---          $23,183
                                                                    =======     ======     ======          =======

         Investments  at December 31, 1995 matured  through  February  1996, are classified as and consist of the following (in thousands):

                                                                   Amortized     Gross Unrealized        Estimated
                                                                      Cost      Gains       Losses      Fair Value

Held-to-maturity investments
   Commercial Paper                                                 $ 2,987      $   1      $ ---          $ 2,988

Available-for-sale investments
   Auction rate preferreds                                            3,012        ---        ---            3,012
                                                                    -------     ------     ------            -----

Total Investments                                                    $5,999      $   1      $ ---           $6,000
                                                                    =======     ======     ======          =======

Total included in cash and cash equivalents                          $1,995      $ ---      $ ---           $1,995
Total included in short-term investment                               4,004          1        ---            4,005
                                                                    -------     ------     ------            -----
Total Investments                                                    $5,999      $   1      $ ---           $6,000
                                                                    =======     ======     ======          =======

         Proceeds  from  sales  and  realized   gains  or  losses  on  sales  of
available-for-sale securities for all years presented were immaterial.

         Inventories.  Inventories  are  stated at the lower of cost  (first-in,
  first out) or market  (estimated   net realizable value).   The  components of
 inventories are as follows (in thousands):

                                                          December 31,
                                                      1996           1995
                                                      ----           ----

Work-in progress                                    $3,335         $6,604
Finished goods                                       5,897          8,239
                                                    ------          -----
                                                   $ 9,232        $14,843
                                                   =======        =======

         Property and equipment, net. Depreciation and amortization of property and equipment are provided on the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or the applicable lease term, whichever is shorter. $16,425 of assets were written down in connection with the third quarter 1996 restructuring (see Note 12). The components of property and equipment are as follows (in thousands):
                                                          December 31,
                                                     1996            1995
                                                     ----            ----

Machinery and equipment                            $39,854        $45,059
Leasehold improvements                               1,117          2,702
Furniture and fixtures                               1,890          1,614
                                                   -------          -----
Total cost                                          42,861         49,375
Accumulated depreciation                           (26,183)       (26,671)
                                                   -------        -------
                                                   $16,678        $22,704
                                                   =======        =======

         Intangible Assets. Goodwill associated with acquisitions is being amortized on a straight-line basis over ten years and is carried at a net book value of $7.9 million and $11.3 million at December 31, 1996 and 1995, respectively. The 1996 net book value excludes the goodwill for the Company's B.V. operations, which was written off in the third quarter restructuring. Purchased technology is being amortized on a straight-line basis over seven years. Among other considerations, to assess impairment, the Company periodically calculates undiscounted future cash flows to determine that they exceed the unamortized balance of the related intangible asset.

         Deposits for wafer fabrication capacity. In 1995, the Company entered into wafer fabrication supply agreements with various foundries. In connection with these agreements, the Company made deposits of $3 million and $24 million in 1995 and 1996 respectively. In 1996, certain of these agreements were renegotiated such that no more deposits are required under one agreement and approximately $15 million of notes payable and related deposits were offset (see
Note 5). Approximately $12 million is to be refunded in the year 2000.

         Accrued liabilities. The components of accrued liabilities are as follows (in thousands):

                                                          December 31,
                                                     1996            1995
                                                     ----            ----

Accrued compensation and benefits                  $ 3,846        $ 2,343
Accrued royalties                                    1,628          1,649
Other accrued liabilities                            4,072          4,502
                                                   -------        -------
                                                   $ 9,546        $ 8,494
                                                   =======        =======

         Foreign currency translation. For all foreign operations, the U.S. dollar is the functional currency. Assets and liabilities are remeasured at the year-end exchange rates. Statements of operations are remeasured at the average exchange rates during the year. Gains and losses from foreign currency remeasurement are included in interest income and other, net.

         The Company enters into foreign currency forward exchange contracts (forward contracts) to reduce the impact of currency fluctuations on monetary asset and liability positions of its foreign subsidiaries. Gains and losses associated with currency rate changes on forward contracts are recorded currently in income and were immaterial for all periods presented. At December 31, 1996 and 1995, the Company had no outstanding forward contracts.

         Concentration of credit risk. The Company believes that the concentration of credit risk in its trade receivables with respect to the high-technology industry is substantially mitigated by the Company's credit evaluation process, relatively short collection terms, and the geographical dispersion of sales. The Company generally does not require collateral. Bad debt write-offs have been insignificant for all years presented.

         Revenue recognition. Revenue is recognized at the time of shipment to the customer. Reserves are provided currently for estimated product returns and price protection that may occur under Company programs. Such reserves were not material at December 31, 1995 and 1994. In conjunction with the third quarter 1996 restructure reserve, the Company had accrued approximately $5 million as a provision for price protection and product returns. At December 31, 1996, this reserve was approximately $2 million.

         Interest income (expense), net. The components of interest income and interest expense, net are as follows (in thousands):

                                                       Year Ended
                                                      December 31,
                                               1996       1995       1994
                                               ----       ----       ----

Interest income                              $1,840     $1,244       $825
Interest expense                             (1,278)      (892)    (1,249)
Other                                           117        145         34
                                             ------     ------     ------
                                               $679       $497      $(390)
                                             ======     ======     ======

         Net income (loss) per share. Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Accretion attributed to convertible preferred stock is deducted from net income available to common shareholders. Potentially dilutive common equivalent shares consist of warrants and stock options (using the treasury stock method). Fully diluted earnings per share have not been presented because the amounts would not be significantly different.

         Income  Taxes.   Deferred  income  taxes  are  provided  for  temporary
differences between financial statement and income tax reporting.

         Stock Compensation. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," (SFAS No. 123) permits, but does not require companies to recognize compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant or modification over the amount an employee must pay to acquire the stock. Note 7 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1996 and 1995, if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123. The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

NOTE 2. Acquisitions, Divestitures and Investments in Other Companies

Bit, Inc.
---------
         During the third quarter of 1996, a subsidiary of the Company acquired the ethernet switching assets, intellectual property, and certain other assets of Bit, Inc. in exchange for shares of Sierra common stock and other consideration. The aggregate value of this transaction was approximately $8.1 million, which includes acquisition costs incurred by the Company. These assets of Bit, Inc., were acquired in exchange for 804,407 shares of Sierra common stock with a value of approximately $6.8 million (based on the market value of Sierra common stock issued subject to restrictions on transfer), approximately $0.5 million of net liabilities assumed by the Company's subsidiary, the value of options to purchase common stock of the Company, forgiveness of principal and interest from loans provided by a subsidiary of the Company, and cash. The acquisition resulted in a $7.8 million charge for the purchase of in-process research and development. The remaining $0.3 million of technology assets have been capitalized as long term assets which will be amortized over seven years. Results of operations include the costs of continuing the development of products and related activities acquired from Bit, Inc. after the closure of the acquisition on September 3, 1996. The proforma effect of combining the Bit, Inc. transaction with the Company's operations in 1995 and prior to the acquisition in 1996 are not reported separately because they are not considered to be material.

I.C. Works, Inc.
----------------
         During the first quarter of 1996, the Company acquired $3 million of common stock of I.C. Works, Inc., a foundry located in San Jose, California. In addition, the Company is obligated to provide semiconductor manufacturing equipment to I.C. Works, Inc., which the Company has provided under capital leases (see Note 5), in consideration for guaranteed wafer capacity at discounted prices.

SiTel Sierra B.V.
-----------------
         During the fourth quarter of 1995, the Company sold its interest in SiTel-Sierra B.V. to National Semiconductor Corporation. Proceeds from the sale of this investment of $7 million in cash were received during the first quarter of 1996. This transaction resulted in a pre-tax gain of $6.7 million.

Sierra Wireless, Inc.
---------------------
         On July 7, 1993, the Company and MPR Teltech Ltd. (MPR) of British Columbia, Canada announced an investment in a new company called Sierra Wireless Inc. (Sierra Wireless). MPR contributed technology licenses in exchange for Sierra Wireless's non-voting preferred stock. The Company invested approximately $2.5 million of cash in exchange for shares of Sierra Wireless's non-voting preferred stock. This initial investment was expensed in 1993 as Sierra Wireless was still in its development stage. In 1996, 1995, and 1994, the Company invested an additional approximately $0.2, $1.4, and $2.5 million, respectively, in Sierra Wireless. These investments were capitalized and are being accounted for as an equity investment on the cost basis, since Sierra Wireless is now an operating company. Sierra Wireless has developed and is marketing portable computer modems and modem sub-systems built to Cellular Digital Packet Data
(CDPD) performance specifications.

Prometheus Products, Inc.
-------------------------
         On October 2, 1994, the Company acquired Prometheus Products Inc. (Prometheus), a distributor of software and hardware products for personal computers headquartered in Tualatin, Oregon, in exchange for the elimination of accounts receivable owed by Prometheus to the Company, a guaranteed cash payment to the shareholders of Prometheus and future cash payments contingent upon future sales and profits for Prometheus. The acquisition was accounted for as a purchase. In December 1995, the Company decided to sell or dispose of Prometheus (See Note 3).

PMC-Sierra
----------
         On September 2, 1994, the Company acquired voting control of PMC-Sierra, Inc. ("PMC") of Burnaby, British Columbia, Canada. PMC supplies broadband transmission and networking chip set products for ATM, SONET/SDH, T1/E1 and fast Ethernet applications. PMC was established in July 1992 by the Company, which invested approximately $4.9 million of cash in exchange for PMC's non-voting preferred stock representing approximately 61% of PMC's securities on a fully diluted basis; MPR Teltech Ltd., a Canadian corporation which contributed assets and technology licenses in exchange for non-voting preferred stock; a venture capital investor, which purchased non-voting preferred stock for cash; and PMC's employees, who purchased voting common stock.

         The Company acquired voting control of PMC through a recapitalization of PMC. In the recapitalization, the Company exchanged its PMC non-voting preferred stock for PMC's voting Ordinary Shares, and PMC's other shareholders exchanged their preferred stock and common stock for PMC Special Shares. Each PMC A Special Share is currently redeemable at the holder's option for two shares of the Company's Common Stock. The Company reserved 5,000,000 shares of its Common Stock for issuance in connection with requests to redeem PMC Special Shares then outstanding or issuable upon exercise.

         The acquisition of voting control through PMC's recapitalization was accounted for as a purchase of the interests of the other shareholders in PMC. The total purchase price, based on the value of the 5,000,000 shares of the Company's Common Stock reserved for issuance, was approximately $17.8 million. The Company recorded a $12.7 million charge during the third quarter of 1994 related to the value of in-process research and development acquired in the transaction. Additional purchased technology with a value of $3.2 million is being amortized over seven years.

         Under the terms of the recapitalization agreement, in the third quarter of 1995 the Company adjusted the 1994 purchase price paid to the other PMC shareholders. Accordingly, the minority shareholders received additional consideration through the right to acquire an additional 1,294,722 shares of Common Stock in exchange for PMC B Special Shares. The issuance of these shares is reflected in the Company's accompanying financial statements as a special charge to income of $10.6 million relating to compensation expense in 1995 and an increase in goodwill of $9.1 million.

         The Special Shares of PMC will be classified outside of shareholders' equity until such shares are exchanged for Sierra Common Stock.

         Before the recapitalization, the Company held only non-voting preferred stock in PMC, and accordingly PMC's assets, liabilities and operating results were not included in those of the Company. From the date of the recapitalization, PMC's balance sheet and operating results have been consolidated in the Company's financial statements.

         The pro-forma operating results for 1994 with the inclusion of PMC, would have been net revenue of $118,131, net loss of $(6,798), and a net loss per share of $(0.27).

         In conjunction with the acquisition of PMC, liabilities were assumed as follows:

         Fair value of assets acquired                               $33,048
         Consideration paid:
             Value of shares issued                $16,500
             Acquisition costs                       1,300           (17,800)
                                                     -----
             In process technology expensed                          (12,748)
                                                                    --------
         Liabilities assumed                                          $2,500

NOTE 3. Discontinued Operations

         On December 28, 1995, the Company's Board of Directors approved a plan to sell or discontinue the operations of Prometheus Products, Inc. ("Prometheus"). The Company purchased Prometheus in the third quarter of 1994, and has operated it as a separate business unit. Accordingly, Prometheus has been treated as a discontinued operation and the Company's results of continuing operations have been reclassified to remove Prometheus' previously reported results. Revenues of Prometheus were $19,018,000 and $3,798,000 in 1995 and 1994, respectively. The loss from discontinued operations for the year ended December 31, 1995 is net of an income tax benefit of $742,000. The components of net current liabilities (in 000's) of discontinued operations at December 31, 1995 and 1996 are detailed in the table below.

                                                         1996         1995
                                                       --------     --------
Cash                                                                $   150
Accounts receivable                                                   3,000
Inventory                                                             1,000
Property and equipment - net                                            150
Accounts payable                                                     (2,387)
Accrued liabilities                                    $  (753)      (4,844)
Guaranteed royalties                                      (847)      (1,165)
                                                       -------      -------
Net current liabilities of discontinued operations     $(1,600)     $(4,096)
                                                      ========     ========

         The Company contracted with an investment banking firm in the first quarter of 1996 to engage in efforts to sell Prometheus. The effort to sell Prometheus has not resulted in a sale and the Company has subsequently completed the closure of most operations of Prometheus, except for the hardware and software technical support function which provides product warranty support for the installed base of products previously sold. All liabilities and operating results of Prometheus for 1996 have been recorded against the discontinued operations provision established in the fourth quarter of 1995.

NOTE 4.  Line of Credit

         At December 31, 1996, the Company had available a line of credit with a bank under which the Company may borrow up to $10 million with interest at the bank's prime rate (6.9% at December 31, 1996). At December 31, 1996, there were no amounts outstanding under the line of credit. At December 31, 1995, a $2.0 million standby letter of credit was outstanding under the line of credit. In the fourth quarter of 1996, as a result of the restructure charge, the Company's line of credit agreement with the bank was renegotiated to allow the Company to borrow up to $10 million under the line of credit, provided that each borrowing is fully cash secured. The agreement requires the Company to maintain, on a quarterly basis, minimum cash equal to three times the then current outstanding principal balance of the term loan. The agreement prohibits dividend payments without the bank's prior written consent and other major transactions except that the Company may (i) acquire other companies using up to $1 million in cash,
(ii) enter into off balance sheet equipment leases, not to exceed $15 million in the aggregate, and (iii) issue convertible securities with subordination provisions satisfactory to the bank. The agreement expires on July 1, 1997. As of December 31, 1996 and 1995, the Company was in compliance with all of its covenants.

NOTE 5. Short-Term Debt and Obligations Under Capital Leases and Long Term Debt

         The Company leases furniture and equipment under long-term capital leases which have been accounted for as installment purchases. Accordingly, capitalized costs of approximately $22,737,000 and $7,104,000, respectively, at December 31, 1996 and 1995 and accumulated amortization of approximately $4,710,000 and $2,242,000, respectively, are included in property and equipment.

Future minimum lease payments at December 31, 1996 under capital leases are as follows (in thousands):

Year ended December 31 :
   1997                                                      $5,531
   1998                                                       5,443
   1999                                                       5,097
   2000                                                       4,281
   2001                                                       3,469
                                                             ------
   Total minimum lease payments                              23,821
   Less amount representing interest                          4,474
                                                              -----
   Present value of net minimum lease payments              $19,347
                                                            =======

         In 1996 the Company entered into two master capital leases, whereby the Company is obligated to lease approximately $10 million of semiconductor manufacturing equipment for one of its foundries. These leases have three year terms, with two consecutive one year renewal options. The amounts in the table above include commitments under these new leases. In conjunction with the restructuring in 1996, the Company wrote off $6.9 million related to its commitment to provide such equipment (see Note 11).

Short-term debt and long-term debt are as follows (in thousands):

                                                                                                            December 31,

                                                                                                       1996           1995
                                                                                                       ----           ----

Unsecured non-interest bearing promissory notes, payable in two equal installments, on
   March 31, 1996 and October 31, 1996                                                                  ---        $30,240
Secured equipment loans, payable in 48 monthly installments commencing
    on September 12, 1994, interest ranging from 7.71% to 9.23%                                       3,567          5,000
Various unsecured notes, payable in various installments with interest
    rates ranging from 0% to 9%                                                                       1,004            724
Bank term debt, payable in 37 monthly installments commencing on
    December 1, 1994, interest rate at prime + 1.75% (10.25% at
    December 31, 1995 and 10% at December 31, 1996)                                                     719          1,504
                                                                                                      -----          -----

                                                                                                      5,290         37,468
Less current portion                                                                                 (2,279)       (32,521)
                                                                                                    -------        -------
                                                                                                     $3,011         $4,947
                                                                                                    =======        =======

Maturities of long-term debt are as follows (in thousands):

Fiscal year ended
   1997                                                     $ 2,279
   1998                                                       1,405
   1999                                                         971
   2000                                                         106
   2001                                                         106
   Thereafter                                                   423
                                                            -------
                                                            $ 5,290
                                                            =======

         Fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         The fair value of the unsecured promissory notes was approximately $26,707,000 at December 31, 1995 versus a carrying value of $30,240,000. The aggregate fair value of the Company's other long-term debt at December 31, 1996 and 1995 approximates its carrying value.

NOTE 6. Commitments and Contingencies

         Operating leases. The Company leases its facilities under operating lease agreements which expire at various dates through April 2006. Total rent expense for the years ended December 31, 1996, 1995, and 1994 was $2.1 million, $2.3 million, and $2.5 million, respectively. Minimum rental commitments under these leases are as follows:
(In thousands)
Year ended December 31:
   1997                                                     $ 2,148
   1998                                                       2,154
   1999                                                       2,052
   2000                                                       1,869
   2001                                                       1,887
   Thereafter                                                 6,451
                                                            -------
                                                            $16,561
                                                            =======

         In June 1996, the Company entered into a 7-year lease for a facility which it occupied in the fourth quarter of 1996. The table above includes all commitments related to this lease (see further discussion regarding this lease under excess facility costs in Note 11).

         Supply  agreements.  The  Company's  supply  agreement  with  Chartered
Semiconductor expires on November 17, 199, but certain provisions have been superseded by a wafer capacity agreement which expires in December 2000 whereby Chartered is obligated to supply the Company with a predetermined number of wafers per quarter. TSMC is obligated to provide, and the Company is obligated to purchase, certain quantities of wafers per year under an agreement with TSMC which terminates on December 31, 2000.

         Development and licensing agreement. In the 1996, the Company entered into an agreement with an integrated circuit design and development firm, for the design and development of certain semiconductor products. Under this agreement, the Company is obligated to pay $0.25 million in license fees, and $2.3 million of royalty payments. The license fees were paid and expensed by the Company in 1996. The royalty payment obligation must be paid by the Company within two years of the Company's acceptance and verification of the licensed designs.

         Contingencies. In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any point in time; however, management does not believe that such licenses or settlements will, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or liquidity.

         Risks and Uncertainties. Technological change - the markets for the Company's products are characterized by evolving industry standards and rapid technological change and product obsolescence. The carrying value of the Company's products in inventory may be materially impaired in the future should these changes occur more quickly than the Company anticipated. Wafer capacity agreements - as discussed above, the Company has entered into various agreements to secure future wafer capacity. Should the Company need more capacity or if there is a decline in demand for the Company's products reducing the need for this contracted capacity, estimates related to the carrying value of deposits or prepayments or related to future commitments could materially change. Restructure reserves - restructure reserves include management's' best estimate of the liabilities and the estimated future costs associated with the exit from the modem chipset business and the associated restructuring of the Company's non-networking operations. The actual amounts which the Company will ultimately incur could differ materially in the near term from the amounts assumed in estimating the costs associated with the restructuring.

NOTE 7. Shareholders' Equity

         Convertible preferred stock The Company has authorized 5,000,000 shares of undesignated preferred stock. The Company has also authorized 500,000 shares of redeemable convertible preferred stock (the preferred stock). In February 1995, 11,488 shares of the preferred stock were converted and 24,766 shares of Common Stock were issued.

         Common Stock At December 31, 1996 and 1995, the Company had reserved 1,937,000 and 2,573,000 shares, respectively, of Common Stock to be issued to holders of PMC special shares and options to purchase PMC special shares. The holders of the special shares have the right to exchange one A special share for two shares of Sierra Common Stock, and one B special share for 0.54612 share of Sierra Common Stock. Upon exchange, amounts will be transferred from the PMC special shares account to Sierra common stock on the consolidated balance sheet.

         During 1996, the Company issued a warrant to purchase 25,000 shares of common stock at $9.25 per share to an investment banking firm in settlement for services previously expensed. The warrant expires in August 2000.

         The Company has adopted a 1987 Incentive Stock Plan, a 1994 Incentive Stock Plan and a 1996 Incentive Stock Plan (the "Plans"). Under the Plans 6,317,963 shares have been issued, 3,218,939 shares have been exercised and
1,528,549 shares remain available for future issuance to employees and consultants. Options to purchase shares of the Company's common stock under the Plan may be granted at not less than 85% of the fair value of the stock on the date granted. The options generally expire after five to ten years and vest over four years.


         Changes during 1994, 1995, and 1996 in options outstanding for the combined option plans were as follows:

                                                                                             Weighted Average
                                                       Options Available                      Exercise Price
                                                         For Issuance            Shares          Per Share

--------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1993                            601,038            2,855,216           $4.02
     Authorized                                           1,200,000
     Granted                                             (1,273,000)           1,273,000           $4.39
     Exercised                                                  ---             (891,098)          $2.75
     Expired                                                    ---                  ---
     Canceled                                               722,814             (722,814)          $4.84
                                                            -------            ---------

Outstanding at December 31, 1994                          1,250,852            2,154,304           $4.41
     Authorized                                           1,600,000
     Granted                                             (1,094,800)           1,094,800          $14.16
     Exercised                                                  ---             (588,742)          $4.56
     Expired                                               (809,038)                 ---           $5.12
     Canceled                                               305,211             (305,211)          $6.21
                                                            -------            ---------

Outstanding at December 31, 1995                          1,252,225            2,715,151           $8.13
     Authorized                                           1,250,000
     Granted                                             (1,403,574)           1,403,574          $14.11
     Exercised                                                  ---             (503,825)          $4.74
     Expired                                                (85,980)                 ---           $4.07
     Canceled                                               515,878             (515,878)         $12.73
                                                            -------            ---------

Outstanding at December 31, 1996                          1,528,549            3,099,022          $10.63
                                                          =========            =========



         The  following  table   summarizes   information   concerning   options
outstanding for the combined option plans at December 31, 1996:

                                  Options Outstanding                            Options Exercisable
                        ---------------------------------------------          -----------------------
                                          Weighted Average   Weighted                         Weighted
                                             Remaining       Average                           Average
Range of                  Number            Contractual      Exercise             Number      Exercise
Exercise Prices        Outstanding             Life           Price            Exercisable       Price
---------------        -----------             ----          ------            -----------     -------
$  0.00 - $  0.00         20,000               9.75          $ 0.00                     0      $   ---
$  0.89 - $  0.89         64,465               9.68          $ 0.89                42,437      $  0.89
$  3.50 - $  4.75        812,885               6.91          $ 3.93               582,549      $  3.93
$  5.50 - $  7.88        233,524               5.83          $ 5.72               226,585      $  5.69
$  8.63 - $ 12.88        854,755               9.04          $10.04               158,130      $  8.88
$ 14.25 - $ 21.25      1,011,156               9.00          $17.07               220,329      $ 16.92
$ 22.25 - $ 26.06        102,237               8.83          $24.19                22,844      $ 25.13
-----------------      ---------               ----          ------            ----------       ------
$  0.00 - $ 26.06      3,099,022               8.24          $10.63             1,252,874      $  7.44

         For 1995, there were 1,037,181 options exercisable at the end of 1995, with a weighted average exercise price of $5.4267. The expiration dates of the remaining outstanding options range from November 30, 2001 to December 2, 2006.

         As of December 31, 1996, the number of shares authorized and available for grant is 1,528,549 shares, with a total of 4,627,571 shares authorized but unissued.

         Employee Stock Purchase Plan In 1991, the Company adopted an Employee Stock Purchase Plan (ESPP) under Section 423 of the Internal Revenue Code and reserved 1,060,000 shares of common stock for issuance under the Plan. Under this Plan, qualified employees are entitled to purchase shares at 85% of the lower of fair market value at the beginning or end of the related subscription period. There were 79,863 shares issued under the Plan during 1996 and 164,126 shares issued under the Plan during 1995. As of December 31, 1996, the number of shares available for issuance under the purchase plan was 250,203 shares of common stock.

         Stock-based compensation In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("FASB 123") the Company applies APB Opinion 25 and related interpretations in accounting for its stock-based awards and, accordingly, does not generally recognize compensation expense.

         Pro forma information regarding net income (loss) and net income (loss) per share is required by FASB 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                        Options                  ESPP
                                 --------------------    ---------------------
                                   1996        1995        1996        1995
                                 --------    --------    --------    --------
Expected life (years)               2.2         2.5         0.5         0.5
Expected volatility                 0.8         0.6         0.8         0.6
Risk-free interest rate             5.7%        6.5%        5.3%        5.9%

         For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS no. 123, net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the table below.

(in thousands except per share amounts):
                                                              1996         1995
--------------------------------------------------------------------------------
Net income (loss)                      As reported         $(48,150)     $ 1,479
                                       Pro forma           $(54,006)     $    89
Net income (loss) per share            As reported         $  (1.62)     $  0.05
                                       Pro forma           $  (1.82)     $  0.00

         Because FASB 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999. The weighted-average fair value of options granted during 1996 and 1995 were $6.94 and $5.99 per share, respectively.

         The weighted-average fair value of employee stock purchase rights exercised during 1996 was $3.78 per share. Options to purchase a total of 1,318,500 shares of common stock were granted during 1996 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these options were $14.98 and $6.69, respectively. Options to purchase a total of 85,074 shares of common stock were granted during 1996 with exercise prices less than market value of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these options were $0.68 and $10.77, respectively.

NOTE 8. Income Taxes

         The income tax provisions, calculated under Statement of Financial Accounting Standards No. 109 (FAS 109) consist of the following:

                                                  Three Years Ended December 31,
(In thousands)
                                                  1996         1995         1994
                                                  ----         ----         ----
Current:
   Federal                                      $2,109       $3,167    $     ---
   State                                            42          315          100
   Foreign                                       8,844        5,621        1,018
                                                 -----        -----        -----

   Total Current                                10,995        9,103        1,118
Deferred:
   Federal                                      (1,799)         ---          ---
   Foreign                                         562          887          394
                                                 -----        -----        -----
   Total Deferred                              (1,237)          887          394

Provision for income taxes                       9,758        9,990        1,512
Benefit allocated to loss from
   discontinued operations                         ---          742          ---
                                                 -----        -----        -----
Provision attributable to continuing
   operations                                   $9,758      $10,732       $1,512
                                               =======      =======      =======

         Actual 1996 and 1995 current tax liabilities have been decreased by $2,628,000 and $1,984,000, respectively, due to employee stock option related tax benefits which were credited to common stock.

         A reconciliation between the Company's effective tax rate and the U.S. statutory rate (35% in 1996 and 1995, and 34% in 1994) follows:

(In thousands)                                        1996      1995      1994
                                                      ----      ----      ----


Tax at U.S. Federal statutory rate                $(14,522)   $12,148   $(2,404)
Net operating losses (utilized) not utilized        11,257     (7,079)     (611)
In-process R&D costs relating to BIT, Inc.
     acquisition                                     2,724        ---       ---
Nondeductible charges arising from
     acquisition of PMC                                ---      3,710     4,334
Incremental taxes on foreign earnings                9,406      1,988       ---
Other                                                  893        (35)      193
                                                    ------     ------   -------

Provision for income taxes                          $9,758    $10,732    $1,512
                                                   =======    =======    =======

         Pretax income (loss) from foreign operations was $23,044,000 in 1996, $14,298,000 in 1995 and $(6,700,000) in 1994.

         As of December 31, 1996, the Company has federal foreign tax credits of $1,200,000 that expire in 1999 and 2000, if not utilized. The Company has $6,902,000 of federal net operating losses acquired from Bit, Inc. which will expire in 2011. Utilization of these net operating losses is subject to substantial limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The Company has state research and investment credit carryforwards of $2,025,000 that expire beginning in 2002.

         Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 are as follows:
(In thousands)
                                                           1996          1995
                                                           ----          ----

Deferred tax assets:
    Operating loss carryforwards                         $2,416          $175
    Credit carryforwards                                  2,436         4,115
    Inventory valuation                                   4,638         4,637
    Restructuring and other charges                      27,662         2,954
                                                         ------         -----

    Total deferred tax assets                            37,152        11,881
    Valuation allowance                                 (35,353)       (8,929)
                                                       --------       -------

    Total net deferred tax assets                        $1,799        $2,952
                                                        -------        ------

Deferred tax liabilities:
    Depreciation                                        $(2,143)      $(2,176)
   Capitalized technology                                  (598)         (726)
   Deferred income                                          ---        (2,229)
                                                        -------       -------

    Total deferred tax liabilities                       (2,741)       (5,131)
                                                       --------       -------


Total net deferred taxes                                  $(942)      $(2,179)
                                                         ======      ========


         During  1996,  the  valuation   allowance  increased  by  approximately
$26,424,000. During 1995, the valuation allowance decreased by approximately $5,800,000. During 1994, the valuation allowance increased by $93,000.

NOTE 9.  Related Parties

         The Company sold  $18,936,000,  $46,074,000 and $20,622,000 of products in 1996, 1995 and 1994, respectively, to Apple Computer with whom a director of the Company was affiliated. Outstanding amounts receivable from Apple Computer were $1,733,000 and $8,827,000 at December 31, 1996 and 1995, respectively.
During the second quarter of 1996, an officer of Cisco Systems, Inc. ("Cisco") joined the Company's Board. In 1996, the Company sold $6,584,000 of products to Cisco. Outstanding accounts receivable from Cisco were $1,929,000 at December 31, 1996.

NOTE 10.  Segment Information

         The Company operates in one industry segment, which is the development, production and sale of high performance integrated circuit system solutions for the communications markets and the global information network.

         In 1996, 1995, and 1994 sales to Apple Computer represented 10%, 24%, and 20% of net revenues, respectively.

         Export sales consist of direct sales and sales by the Company's sales subsidiaries. U.S. export revenue from shipments to Europe represented $23,684,000, $23,877,000, and $22,364,000 in 1996, 1995, and 1994, respectively, while U.S. export revenue from shipments to the Far East were $59,337,000, $38,533,000, and $13,500,000 of net revenues, respectively, during these periods.

         Geographic financial information is as follows:

                                                 1996         1995         1994
                                                 ----         ----         ----
Net sales to unaffiliated customers:
    United States                            $125,493     $149,326      $96,484
    Canada                                     62,878       39,398        8,280
                                               ------       ------       ------
         Total net sales                     $188,371     $188,724     $104,764
                                            =========    =========     ========


Operating income (loss):
    United States                            $(63,976)     $10,382      $(6,319)
    Canada                                     24,905       17,129        2,705
                                               ------       ------       ------
         Total operating income/(loss)       $(39,071)     $27,511      $(3,614)
                                            =========    =========     ========


Identifiable assets:
    United States                             $53,989     $129,747
    Canada                                     57,510       37,612
    Other                                      18,415       17,501
                                               ------       ------
         Total assets                        $129,914     $184,860
                                            =========    =========

NOTE 11.  Restructuring

         On September 29, 1996, the Company recorded charges of $69,370,000 in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. The charges were recorded in cost of sales as an inventory write down ($4,700,000) and as restructure costs in operating expenses ($64,670,000). The elements of the total charge as of September 29, 1996 and December 31, 1996 are as follows:

                                                         Restructuring                                    Restructuring
                                                            Charge                                          Reserve
                                                         September 29,     Write-Down         Cash        December 31,
                                                             1996          of Assets         Outlay           1996
(In Millions)                                                ----          ---------        --------          ----

Write down of inventories to net realizable value          $23,000        $(23,000)        $   ---         $   ---
Employee termination benefits                                6,985             ---          (2,411)          4,574
Loss on supplier commitments and write off
     of prepaid expenses                                     9,908            (905)           (409)          8,594
Write down of excess fixed assets and assets
    related to capacity commitments                         16,580         (16,580)            ---             ---
Provision for price protection and product returns           5,047          (5,047)            ---             ---
Excess facility costs                                        3,411             ---            (408)          3,003
Write down of goodwill related to Company's BV
      subsidiary in Holland                                  2,459          (2,459)            ---             ---
Severance and closure costs related to Europe                1,980             ---          (1,397)            583
                                                           -------          ------         -------         -------
                                                           $69,370        $(47,991)        $(4,625)        $16,754
                                                          ========        ========        ========        ========

         The Company ceased manufacturing its modem chipset products in September 1996 and expects to complete the shut down of the remaining non-networking operations in San Jose by the middle of 1997. No sale was anticipated in accounting for the restructuring. The Company will continue to manufacture certain of its multimedia products in order to utilize components either on-hand or under firm committed orders. As the non-networking operations wind down, related work forces have been and will continue to be reduced. Termination benefits for approximately 245 employees associated with the Company's non-networking operations have been and will be paid as employees reach their termination dates, between November 1996 and July 1997. As of December 31, 1996, 118 employees employed as of the date of the restructuring in the Company's non-networking operations had reached their termination dates and have left the Company as planned in the restructuring. 127 employees employed as of the date of the restructuring in the Company's non-networking operations will reach their termination dates per the restructure plan during 1997.

         As a result of its exit from the modem chipset business, the Company identified incremental impairments in the carrying value of its non-networking inventory and losses on supplier commitments arising directly from the decision to stop manufacturing modem chipset inventory. Additionally, the Company identified certain prepaid expenses and other commitments that, due to the exit from the modem chipset and other non-networking operations, will provide no future economic benefit to the Company.

         In conjunction with the decision to exit the modem chipset business, the Company is subject to incremental pricing pressure and potential returns of modem chipset products. An estimate of the potential impact of price protection and product returns has been included in the restructuring charge.

         In  connection   with  its  decision  to   discontinue   non-networking
operations,  the  Company  evaluated  the  ongoing  value  of the  fixed  assets associated with these operations. Based on this evaluation, the Company identified approximately $2.1 million of non-networking property and equipment that will continue to be utilized in the Company's networking operations. The remaining non-networking property and equipment, with a carrying amount of approximately $11.6 million, consists primarily of testers, engineering workstations, and computer equipment. A small portion of these assets will be utilized only during the wind down of the non-networking operations through the middle of 1997. The majority of these assets will not be utilized and the Company is attempting to dispose of such assets. As a result, in accordance with Financial Accounting Standard No. 121, the Company determined that these assets were impaired and wrote them down by approximately $9.7 million to their estimated fair value. Fair value was based on estimated net recoverable salvage value of assets held for disposal. Based upon net undiscounted estimated cash flows to be generated by these assets no impairment of assets which will continue to be utilized was identified.

         Prior to the Company's decision to exit from the modem chipset business and the associated restructure of its non-networking operations, the Company entered into noncancellable capital leases for equipment to be used by one of the Company's outside foundries in exchange for guaranteed capacity and future pricing considerations. Due to the Company's exit and restructure plan, the Company estimates that it will not be able to fully utilize the contracted capacity and pricing considerations. The Company's analysis of cash flows expected from the reduced capacity utilization at this foundry while incurring the full contracted capital leases obligation, resulted in an impairment of approximately $6.9 million of the Company's assets.

         The portion of the charge related to excess facility costs primarily consists of amounts to be incurred by the Company under a seven year noncancelable operating lease expiring in 2003. The Company plans to occupy a portion of the building through June 1997. After June 1997, the Company expects that the building will be vacant. The Company is actively trying to sublet the building; however, it is expected that a sublessor may not be located for approximately eighteen months. As a result, the charge consists of the unused percentage of the lease obligations from September 1996 through June 1997 and 100% of the lease obligations for eighteen months thereafter, and associated costs for operating and maintaining the facilities.

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

         Cash  expenditures   associated  with  the  restructuring   plan,  were
approximately $4.6 million in 1996. It is expected that approximately $5.7 million of cash expenditures related to the restructuring will occur during the first half of 1997. Subsequent cash expenditures related primarily to leases accrued in the restructuring will be approximately $11.1 million.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         The  information  concerning the Company's  directors  required by this
Item is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders ("Proxy Statement"). The following sets forth information regarding executive officers of the Company as of February 28, 1997.

        Name                       Age                                Position
------------------                 ---       --------------------------------------------------------------
James V. Diller                     61       Chief Executive Officer and Chairman of the Board of Directors
Greg Aasen                          42       Chief Operating Officer and Secretary of PMC-Sierra, Inc.
Robert L. Bailey                    39       President and Chief Executive Officer of PMC-Sierra, Inc.
Glenn C. Jones                      51       Senior Vice President, Finance and Chief Financial Officer

         Officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or officers of the Company.

         Mr. Diller is a founder of the Company and has served as President, Chief Executive Officer and a Director since its formation in December 1983. He was Sierra's President from formation until July 1993. In July 1993, he was named as the Chairman of the Company's Board of Directors. He also served as Chief Financial Officer of the Company from its formation until July 1987 and as Acting Chief Financial Officer of the Company from September 1993 to February 1994. Prior to founding the Company, he was employed by National Semiconductor for 15 years, most recently as Vice President of MOS Memory and Custom MOS Products from May 1981 to December 1983. Other positions held by Mr. Diller while at National Semiconductor include Vice President of the Consumer Products Division, Managing Director of Southeast Asian Manufacturing Operations, Group Director of Linear Circuits and Managing Director of European Operations. Mr. Diller is a director of Elantec Semiconductor, a linear semiconductor company.

         Mr. Aasen is a founder of PMC-Sierra, Inc. and has served as its Chief Operating Officer and Secretary since its formation in June 1992. He has served as a director of PMC-Sierra, Inc. since August 1994. Prior to joining PMC-Sierra Inc., Mr. Aasen was a General Manager of PMC, a division of MPR Teltech, Ltd.

         Mr. Bailey has served as President, Chief Executive Officer and Director of PMC-Sierra, Inc. since December 1993. Prior to joining PMC-Sierra, Inc., Mr. Bailey was employed by AT&T-Microelectronics from August 1989 to November 1993 where he served as Vice President of Integrated Microperipheral Products. Mr. Bailey became a Sierra director in October 1996. He is also a director of Teltone Corporation, a designer and manufacturer of telecom products.

         Mr. Jones joined the Company in February 1994 as Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he was employed by Sybase, Inc., a database software firm, as Vice President, Strategic Ventures from September 1992 through February 1994. He was employed from March
1992 through September 1992 by Gain Technology, Inc., a multimedia software development firm, as its Vice President of Operations and Chief Financial Officer. Prior to March 1992, Mr. Jones was employed by Metaphor Computer, Inc., a computer systems manufacturer, for over eight years, where in his last position, he served as Executive Vice President, General Manager and Chief Financial Officer.

ITEM 11.  Executive Compensation.

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                   (a)     1.       Consolidated Financial Statements

         The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

                  2.       Financial Statement Schedules

         The financial statement schedule listed on Page 28 in the accompanying index to financial statements and financial statement schedule is filed within this Annual Report on Form 10-K.

                  3.       Exhibits

         The exhibits listed under Item 14(c) are filed as part of this Form 10-K Annual Report.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the fourth fiscal quarter ended December 31, 1996.


         (c)  Exhibits

              Exhibit                            Description                                                       Page
              Number                                                                                              Number
              ------- --------------------------------------------------------------------                       --------
               2.1    Exchange Agreement dated September 2,                                                        (D)
                        1994 between Sierra and PMC.
               2.2    Amended and Restated Shareholders                                                            (D)
                        Agreement dated September 2, 1994
                        among the Shareholders of PMC-Sierra, Inc.
               2.3    Amendment to Exchange Agreement effective August 9, 1995                                     (G)
               3.1    Restated Articles of Incorporation, as amended                                               (H)
               3.3    Bylaws, as amended                                                                           (A)
               4.1    Specimen of Common Stock Certificate                                                         (A)
               4.3    Terms of PMC-Sierra, Inc. Special Shares                                                     (E)
               4.4    Silicon Valley Bank Business Loan Agreement and Promissory Note, each dated
                        November 29, 1990 and Security Agreement dated February 22, 1990.                          (J)
               4.4B   Amendment dated December 29, 1996 to the Silicon Valley Bank Business Loan
                        Agreement and Promissory Note, dated November 29, 1990 and Security Agreement
                        dated February 22, 1990                                                                     --
              10.1B   1987 Incentive  Stock Plan, as amended                                                       (C)
              10.2    1991 Employee Stock Purchase plan, as amended                                                (A)
              10.4    Form of Indemnification  Agreement for directors and officers                                (A)
              10.8    Warrants to Purchase Common Stock                                                            (A)
              10.8B   Warrant Purchase Agreement and Warrant to Purchase Shares of Common Stock
                         dated August 28, 1996                                                                      --
              10.9D   Technology License Agreement dated November 18, 1987, as amended
                        July 17, 1990                                                                              (A)
              10.11   Net Building Space Lease dated November 1, 1996                                              (I)
              10.14   Compass Design Automation, Inc. Software License Agreement dated
                        December 2, 1991*                                                                          (B)
              10.17   1994 Incentive Stock Plan                                                                    (F)
              10.18   Deposit Agreement with Chartered Semiconductor Pte., Ltd.*                                   (K)
              10.18B  Amendment Agreement (No. 1) to Deposit Agreement with
                        Chartered Semiconductor Pte. Ltd.**                                                         --
              10.19   Option Agreement among Sierra Semiconductor Corporation, PMC-Sierra, Inc.
                        and Taiwan Semiconductor Manufacturing Corporation**                                        --
              10.20   Net Building Lease (PMC-Sierra, Inc.) dated May 15, 1996
              11.1    Calculation of earnings per share
              22.1    Subsidiaries
              23.1    Consent of Ernst & Young LLP, Independent Auditors
              24.1    Power of Attorney

  *    Confidential treatment has been granted as to a portion of this exhibit.
 **    Confidential treatment has been requested as to portions of this exhibit.
 (A) Incorporated by reference from the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-39406).
 (B)   Incorporated   by  reference  from  the   same-numbered
         exhibit  filed with the  Registrant's  Form 10-K Annual
         Report for the fiscal year ended December 29, 1991.
 (C)   Incorporated   by  reference  from  the   same-numbered
         exhibit  filed with the  Registrant's  Form 10-K Annual
         Report for the fiscal year ended January 3, 1993.
 (D)   Incorporated   by  reference  from  the   same-numbered
         exhibit filed with the  Registrant's  Current Report on
         Form 8-K, filed on September 16, 1994, as amended.
 (E) Incorporated by reference from exhibit 4 of the Schedule 13-D filed on November 2, 1994 by GTE Corporation.
 (F)   Incorporated   by  reference  from  the  same  numbered
         exhibit filed with the Registrant's Form 10-K Annual report for the fiscal year ended January 2, 1994.
 (G) Incorporated by reference from exhibit 2.1 filed with Registrant's Current Report on Form 8-K, filed on
         September 6, 1995, as amended on October 6, 1995.
 (H) Incorporated by reference from exhibit 3.1 filed with the Registrant's Form 10-Q for the quarter ended September 29, 1996.
 (I) Incorporated by reference from the same numbered exhibit filed with Registrant's Form 10-Q for the quarter ended June 30, 1996.
 (J) Incorporated by reference from the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-39406).
 (K) Incorporated by reference from the same numbered exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended
         December 31, 1995.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SIERRA SEMICONDUCTOR
                                         CORPORATION
                                        (Registrant)

Date:   April 11, 1997                  /s/ James V. Diller
                                        ----------------------------------------
                                        James V. Diller, Chief Executive Officer


                                POWER OF ATTORNEY
       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James V. Diller and Glenn C. Jones, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
        Name                          Title                            Date


/s/ James V. Diller       Chairman of the Board,                  April 11, 1997
-----------------------   Chief Executive Officer and Director
James V. Diller          (Principal Executive Officer)

/s/ Glenn C. Jones        Senior Vice President, Finance and      April 11, 1997
-----------------------   Chief Financial Officer
Glenn C. Jones           (Principal Financial Officer)

/s/ Michael L. Dionne                                             April 11, 1997
-----------------------   Director
Michael L. Dionne

/s/ Frank Marshall                                                April 11, 1997
-----------------------   Director
Frank Marshall


/s/ Robert Bailey                                                 April 11, 1997
-----------------------   Director
Robert Bailey


/s/ Alexandre Balkanski                                           April 11, 1997
-----------------------   Director
Alexandre Balkanski



                                           INDEX TO EXHIBITS

   Exhibit                                   Description                                              Page
    Number                                                                                           Number
  --------     -----------------------------------------------------------------------               ------
     4.4B       Amendment dated December 29, 1996 to Silicon Valley Bank Business
                  Loan Agreement and Promissory Note and Security Agreement.                           62
    10.8        Warrant Purchase Agreement and Warrant to Purchase shares of Common Stock
                  dated August 28, 1996.                                                               66
    10.18       Amendment Agreement (No.1) to Deposit Agreement with Chartered Semiconductor
                  Pte. Ltd.**                                                                          82
    10.19       Option Agreement among Sierra Semiconductor, PMC-Sierra, Inc. and Taiwan
                  Semiconductor Manufacturing Corporation as amended**                                 95
    10.20       Net Building Lease (PMC-Sierra, Inc.) dated May 15, 1996                              109
    11.1        Calculation of Earnings Per Share                                                      51
    22.1        List of Subsidiaries                                                                   52
    23.1        Consent of Ernst & Young LLP, Independent Auditors


         **    Confidential treatment has been requested as to portions of this exhibit.



Exhibit 11.1                              SIERRA SEMICONDUCTOR CORPORATION
                                        CALCULATION OF EARNINGS PER SHARE (1)
                                      (in thousands, except per share amounts)



                                                                                  December 31,

                                                                         1996             1995             1994
                                                                         ----             ----             ----


Income (loss) from continuing operations                             $(48,150)         $23,976          $(7,916)
Loss from discontinued operations                                         ---          (22,497)            (666)
                                                                      -------          -------          -------
Net income (loss)                                                    $(48,150)           1,479           (8,582)

Adjustments to net income (loss):
     Accretion of convertible, redeemable preferred stock                 ---               (1)             (16)
                                                                      -------          -------          -------
Adjusted net income (loss)                                           $(48,150)          $1,478          $(8,598)
                                                                    =========        =========          ========

Weighted average common shares outstanding                             29,719           27,018           22,030

Common stock equivalents                                                  ---            1,602              ---

Shares used in calculation of net income (loss) per share              29,719           28,620           22,030

Income (loss) from continuing operations per share                     $(1.62)        $   0.84          $ (0.36)
Loss from discontinued operations per share                          $    ---         $  (0.79)         $ (0.03)
                                                                      -------          -------          -------
Net income (loss) per share                                            $(1.62)        $   0.05          $ (0.39)
                                                                    =========        =========          ========

(1)  Share and per share information has been adjusted for a 2 for 1 stock split effective October 5, 1995

                 Exhibit 22.1 SIERRA SEMICONDUCTOR CORPORATION
                              LIST OF SUBSIDIARIES


                                 Subsidiaries of
                        Sierra Semiconductor Corporation


         1. PMC-Sierra, Inc., organized under the laws of British Columbia, Canada, doing business only under its official name.

         2. Prometheus Products, Inc., organized under the laws of California, doing business only under its official name.

         3.  Sierra   Semiconductor  B.V.,  organized  under  the  laws  of  the
Netherlands, doing business only under its official name.

         4. Chartered Sierra Semiconductor, organized under the laws of the Republic of Singapore, doing business only under its official name.

         5. Sierra Semiconductor Canada, Inc. organized under the laws of British Columbia, Canada, doing business only under its official name.

         6. Sierra Semiconductor, Ltd., organized under the laws of the United Kingdom, doing business only under its official name.

         7. Sierra Semiconductor GmbH, organized under the laws of Germany, doing business only under its official name.

         8. Sierra Semiconductor Srl, organized under the laws of Italy, doing business only under its official name.

         9. PMC-Sierra Portland, Inc., organized under the laws of Delaware, doing business only under its official name.

Exhibit 23.1
               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statements (Form S-3 Nos. 33-86930, 33-90393, 33-96620, 33-97490 and 333-15519), and in the
Registration Statements (Form S-8 Nos. 33-41027, 33-80988, 333-13387,  33-80992,
33-94790,  333-13359,  and  333-13357)  pertaining  to the 1991  Employee  Stock
Purchase Plan, 1994 Incentive Stock Plan, and PMC-Sierra, Inc. (Portland) 1996 Stock Option Plan of Sierra Semiconductor Corporation and in the related Prospectuses, of our report dated January 22, 1997, with respect to the consolidated financial statements and schedule of Sierra Semiconductor Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1996.




San Jose, California                                        /s/ERNST & YOUNG LLP
April 10, 1997


                                                           S-1
                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                      Years ended December 31, 1996, 1995 and 1994
                                                     (in thousands)

                                           Additions          Additions
  Allowance for          Balance at        Charged to          Charged
    Doubtful             Beginning         Costs and           to Other                              Balance at
    Accounts              of Year           Expenses           Accounts           Write-offs        End of Year
  ------------           ---------         ---------          ---------           ----------        -----------

      1996                 $1,081             $666              $ ---                $905              $  842
      1995                 $1,648             $ 49              $ ---                $616              $1,081
      1994                 $  734             $871               $148 (1)            $105              $1,648

(1) Represents amounts acquired in the acquisition of PMC charged to goodwill and other intangible assets.

                                                   1993 Restructure
                                                   ----------------

                                           Additions          Additions
    Accrued              Balance at        Charged to          Charged
  Restructure            Beginning         Costs and           to Other                             Balance at
     Costs                of Year           Expenses           Accounts            Payments         End of Year
  ------------           ---------         ---------          ---------           ----------        -----------
      1996                 $  373           $  ---              $ ---              $  ---              $  373
      1995                 $1,150           $  ---              $ ---              $  777              $  373
      1994                 $6,903          $(1,559) (2)         $ ---              $4,194              $1,150

(2)  Represents reversal of restructuring and other charges.


                                                   1996 Restructure
                                                   ----------------

                                                                                Accruals
                                         Additions          Additions           Reclassed
    Accrued           Balance at         Charged to         Charged             to Other
  Restructure         Beginning          Costs and          to Other           Restructure                           Balance at
     Costs             of Year           Expenses           Accounts             Accounts           Payments        End of Year
   ------------        ---------         ---------          ---------           ----------        -----------       -----------

      1996              $   ---           $28,154           $    ---              $(6,775)            $4,625           $16,754
      1995              $   ---           $   ---           $    ---              $   ---             $  ---           $   ---
      1994              $   ---           $   ---           $    ---              $   ---             $  ---           $   ---
