Form 10-Q
period 1997-03-31
SIERRA SEMICONDUCTOR CORP
filed 1997-05-13
CIK 767920

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10 - Q
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             for the quarterly period ended March 31, 1997 or

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

                  Yes      ___X___          No       _______


Common shares outstanding at  March 31, 1997 -  29,151,167
--------------------------------------------------------------------------------

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            -        Consolidated condensed balance sheets                    3

            -        Consolidated condensed statements of operations          4

            -        Consolidated condensed statements of cash flows          5

            -        Notes to consolidated condensed financial statements     6



Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      8





PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8 - K                                19

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


SIERRA SEMICONDUCTOR CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

                                                      March 31,     December 31,
                                                        1997           1996
                                                     (unaudited)
                                                     -----------    ------------
ASSETS:
Current assets:
  Cash and cash equivalents                           $   46,828     $   35,038
  Short-term investments                                   4,955          7,024
  Accounts receivable, net                                14,206         13,907
  Inventories                                              6,491          9,232
  Prepaid expenses and other current assets                2,871          3,104
                                                      ----------     ----------
         Total current assets                             75,351         68,305

Property and equipment, at cost                           41,477         42,861
Accumulated depreciation and amortization                (26,596)       (26,183)
                                                      ----------     ----------
                                                          14,881         16,678

Goodwill and other intangible assets,  net                 9,840         10,188
Investments and other assets                               7,605          7,623
Deposits for wafer fabrication capacity                   27,120         27,120
                                                      ----------     ----------
                                                      $  134,797     $  129,914
                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                    $    6,377     $    9,648
  Accrued liabilities                                     10,985          9,546
  Accrued income tax                                       2,753          4,050
  Accrued restructure costs                               14,510         16,754
  Short-term debt and current portion of obligations
      under capital leases and long-term debt              6,467          6,269
  Net liabilities of discontinued operations               1,500          1,600
                                                      ----------     ----------
         Total current liabilities                        42,592         47,867

Deferred income taxes                                      2,709          2,741
Noncurrent obligations under capital leases and
  long-term debt                                          18,540         18,368
Special shares of PMC convertible into Sierra
  common stock                                            11,335         12,494

Shareholders' equity:
  Common stock, no par value                             138,017        135,320
  Accumulated deficit                                    (78,396)       (86,876)
                                                      ----------     ----------
         Total shareholders' equity                       59,621         48,444
                                                      ----------     ----------
                                                      $  134,797     $  129,914
                                                      ==========     ==========

See notes to consolidated condensed financial statements.

SIERRA SEMICONDUCTOR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

                                                           Three Months Ended
                                                          March 31,   March 31,
                                                            1997        1996
                                                        (unaudited)  (unaudited)
                                                        -----------  ----------

Net revenues                                            $  33,574   $  64,396

Cost of sales                                               9,851      34,107
                                                       ----------   ---------
Gross profit                                               23,723      30,289

Other costs and expenses:
  Research and development                                  6,040       8,406
  Marketing, general and administrative                     6,301       8,665
                                                       ----------   ---------
Income from operations                                     11,382      13,218

Interest income (expense), net                                (75)        360
Income before provision for income taxes                   11,307      13,578

Provision for income taxes                                  2,827       4,752
                                                       ----------   ---------
Net income                                             $    8,480  $    8,826
                                                       ==========  ==========

Net income per share                                   $     0.27  $     0.29
                                                       ==========  ==========

Shares used in calculation of net income per share         31,895      30,790
                                                       ==========  ==========



See notes to consolidated condensed financial statements.

SIERRA SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                          Three Months Ended
                                                         March 31,   March 31,
                                                           1997       1996
                                                        (unaudited) (unaudited)
                                                        ----------- -----------
Cash flows from operating activities:
  Net income                                            $   8,480    $    8,826
                                                         ---------    ----------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           1,967         2,777
    Changes in assets and liabilities
      Accounts receivable                                    (299)       (3,249)
      Inventories                                           2,741        (8,003)
      Prepaid expenses and other                              251        (1,733)
      Accounts payable and accrued expenses                (3,162)        5,778
      Accrued restructuring costs                          (2,244)          -
      Net assets/liabilities associated with
        discontinued operations                              (100)        1,004
                                                          --------    ----------
           Net cash provided by operating activities        7,634         5,400

Cash flows from investing activities:
  Proceeds from sales/maturities of short-term investments  7,039         9,984
  Purchases of short-term investments                      (4,970)      (10,018)
  Investments in other companies                               -         (3,000)
  Proceeds from sale of equipment                           1,012           -
  Purchases of plant and equipment                            (64)       (1,454)
                                                          --------    ----------
           Net cash provided by (used in)
              investing activities                          3,017        (4,488)

Cash flows from financing activities:
  Proceeds from payments of notes receivable                   -             31
  Proceeds from issuance of long-term debt                     -            252
  Repayment of notes payable and long-term debt              (579)      (15,665)
  Proceeds from issuance of capital leases                  1,107            -
  Principal payments under capital lease obligations         (927)         (378)
  Proceeds from issuance of common stock                    1,538           483
                                                          --------    ----------
           Net cash provided by (used in)
              financing activities                          1,139       (15,277)
                                                          --------    ----------

Net increase (decrease) in cash and cash equivalents       11,790       (14,365)
Cash and cash equivalents, beginning of the period         35,038        41,933
                                                          --------    ----------
Cash and cash equivalents, end of the period            $  46,828    $   27,568
                                                        ==========   ===========


See notes to consolidated condensed financial statements.

                        SIERRA SEMICONDUCTOR CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented.
     These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected in future periods.

2. On September 29, 1996 the Company recorded charges of $69,370,000 in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. The charges were recorded in 1996 in cost of sales as an inventory write-down and in operating expenses as restructure costs. The remaining elements of the restructuring reserve as of December 31, 1996 and March 31, 1997 are as follows:

                                           Restructuring          Restructuring
                                              Reserve                Reserve
                                         December 31, 1996       March 31, 1997
                                                                   (unaudited)
(In thousands)

Employee termination benefits                $  4,574               $  3,837
Loss on supplier commitments and
   write-off of prepaid expenses                8,594                  7,785
Excess facility costs                           3,003                  2,691
Severance and closure costs related
   to Europe                                      583                    197
                                               ------                 ------
                                              $16,754                $14,510

Cash expenditures associated with the restructuring plan were approximately $2.2 million in the first quarter of 1997. It is expected that approximately $3.5 million of cash expenditures related to the restructuring will occur in the second quarter of 1997. Subsequent cash expenditures related primarily to leases accrued in the restructuring will be approximately $11.1 million.

3.   The components of inventories are as follows (in thousands):

                                       March 31,               December 31,
                                         1997                       1996
                                         ----                       ----
                                      (unaudited)

         Work-in-progress                $2,625                    $3,335
         Finished goods                   3,866                     5,897
                                          -----                     -----
                                         $6,491                    $9,232
                                         ======                    ======

4.   Recently Issued Accounting Standard.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.28 and $0.30 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarters of 1997 and 1996

Net Revenues
                                              First                      First
                                             Quarter                    Quarter
                                              1997        Change         1996
                                              ----        ------         ----

Net revenues ($000,000)
   Networking products                       $15.5          (13%)         $17.8
   User interface - other                    $14.1          (19%)         $17.4
   User interface - modem                     $4.0          (86%)         $29.2
                                            ------          -----         -----
   Total net revenues                        $33.6          (48%)         $64.4

The Company's decrease in total net revenues was principally due to a decline in sales of user interface products, primarily modem chipset products and graphics chips, in connection with the Company's decision to exit these markets announced in the third fiscal quarter of 1996. Sales of networking products also declined from the comparable quarter of 1996, which was a record high sales quarter for networking products. The Company expects continued sales of modem chipset products to decline significantly in the second quarter, and may experience declines in other user interface product sales. Sales of modem chipset products are not expected to be material after the second quarter.

Gross Profit
                                                   First                 First
                                                  Quarter               Quarter
                                                   1997        Change    1996
                                                   ----        ------    ----
Gross profit ($000,000)
   Networking products                               $12.0      (10%)     $13.4
   Percentage of networking net revenues               77%                 75%

   User interface products                           $11.7      (31%)     $16.9
   Percentage of user interface net revenues           65%                 36%

   Total gross profit                                $23.7      (22%)     $30.3
   Percentage of net revenues                          71%                 47%

Total gross profit decreased as a result of lower revenue during this period. Gross profit as a percentage of net revenues increased as the mix of higher gross margin networking products increased as a percentage of total net revenues. Gross profits on user interface products were higher than historical levels because the Company had written down modem inventories to market value in the third quarter of 1996. In the longer term, the Company may experience declining gross profits as a percentage of net revenues if decreases in average selling prices of existing networking products are not offset by reductions in production costs or the introduction and sale of higher-margin networking products.

Operating Expenses and Charges ($000,000)
                                                   First                 First
                                                  Quarter               Quarter
                                                   1997     Change       1996
                                                   ----     ------       ----

Research and development                           $6.0      (29%)        $8.4
Percentage of net revenues                          18%                    13%

Marketing, general & administrative                $6.3      (28%)        $8.7
Percentage of net revenues                          18%                    13%

Research and development expenses decreased primarily due to decreases in research and development personnel in user interface products as a result of the third quarter 1996 restructuring of the Company's non-networking operations, offset partially by increases in research and development spending and personnel in the Company's networking product lines. As a percentage of net revenues, research and development expenses increased as a result of the decline in sales. In the near term, the Company expects research and development spending to continue to decline in absolute dollars. In the longer term, the Company expects increases in absolute dollars expended for research and development for networking products.

Marketing, general and administrative expenses also declined primarily due to the reduction in expenses and personnel resulting from the third quarter 1996 restructuring. As a percentage of revenues, these expenses increased due to the reduced net revenues. In the near term, the Company expects marketing, general and administrative spending to continue to decline in absolute dollars, due to the reduction in user interface marketing, general and administrative expenses, offset partially by increases in marketing, general and administrative spending for networking products.

Interest Income (Expense), Net ($000,000)
                                            First                     First
                                           Quarter                   Quarter
                                            1997         Change        1996
                                            ----         ------        ----

Interest income (expense), net           ($0.08)         (122%)       $0.36
Percentage of net revenues                (0.2%)                       0.6%

Net interest expense primarily reflects interest expense incurred by the Company to finance capital leases of equipment entered into in 1996 as part of an operating agreement with a foundry to secure capacity, offset partially by interest earned on cash balances.

The provision for income taxes consists primarily of estimated taxes on foreign operations. U.S. taxes in the first quarter were reduced by the utilization of the current portion of net operating losses associated with the third quarter 1996 restructure charge. The estimated tax rate recorded in the first quarter of 1997 is the Company's estimated tax rate for 1997 which reflects foreign taxes on income, and U.S. taxes on income offset by the actual utilization of the allowable third quarter 1996 restructure charges during the year.

Risk Factors

THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS, SOME OF WHICH ARE DESCRIBED BELOW.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements involve risks and uncertainties which may cause the actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. The forward-looking statements include projections relating to revenues, gross margins and future expenditures on research and development and marketing, general and administrative activities. Actual results could differ from those projected in any forward-looking statements for the reasons detailed below.

FLUCTUATIONS IN OPERATING RESULTS

The Company's quarterly and annual operating results may vary due to a number of factors, including, among others, the timing of new product introductions, decreased demand or average selling prices for products, market acceptance of products, demand for products of the Company's customers, the introduction of products or technologies by the Company's competitors, competitive pressure on product pricing, the Company's and its customers' inventory levels of the Company's products (particularly discontinued modem products), product availability from outside foundries, variations in manufacturing yields for the Company's products, expenditures for new product and process development, the acquisition of wafer fabrication and other manufacturing capacity, and the acquisition of businesses, products or technologies. At various times in the past, the Company's foundry and other suppliers have experienced lower than anticipated yields that have adversely affected production and, consequently, the Company's operating results. There can be no assurance that the Company's existing or future foundry and other suppliers will not experience irregularities which could have a material adverse effect on the Company's operating results. The Company from time to time may order in advance of anticipated customer demand from its suppliers in response to anticipated long lead times to obtain inventory and materials, which might result in excess inventory levels if expected orders fail to materialize or other factors render the Company's product or its customer's products less marketable. The Company has limited ability to forecast its unit volumes of discontinued modem chipset sales or the prices at which these sales will occur, particularly in light of modems operating at speeds of up to 56 kbps. The Company expects sales of modem products to decline further in the second quarter of 1997 and to be minimal after June 30, 1997. The Company's visibility on sales of networking chipsets is limited due to customer uncertainty regarding future demand for end-user networking products and price competition in the market for ATM and fast Ethernet switching chipsets. Any delay or cancellation of existing orders, or any decline in projected future orders, by the Company's customers could have a material adverse effect on the Company's operating results. Margins will vary depending on product mix. In the near term, as the Company continues to sell its existing inventories of modem chipset products, the overall gross margin of the Company may decline depending on the percentage of modem chipset product revenues relative to total revenues. Overall gross margin may also be impacted unfavorably due to anticipated erosion of modem pricing as the Company liquidates its existing inventories. In the longer term, the Company may experience declining gross profits as a percentage of total net revenues if anticipated decreases in average selling prices of existing networking products are not offset by commensurate reductions in product costs, or by an offsetting increase in gross profit contribution from new higher gross margin networking products. The Company's operating results also are affected by the state and direction of the electronics industry and the economy in the United States and other markets the Company serves. The Company's operating results could also be adversely affected if restructuring reserves are insufficient for the costs of liquidating inventory, retaining employees and discontinuing operations. The occurrence of any of the foregoing or other factors could have a material adverse effect on the Company's operating results. Due to these factors, past results may not be indicative of future results.

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

The Company's current strategy is focused on networking high-speed interface chips. Products for telecommunications and data communications applications are based on industry standards that are continually evolving. Future transitions in customer preferences could quickly obsolete Sierra products. The Company is developing products for the Asynchronous Transfer Mode ("ATM") telecommunications and networking market, which is in an early stage of development. The emergence and adoption of new industry standards that compete with ATM or maintenance by the industry of existing standards in lieu of new standards could render the Company's ATM products unmarketable or obsolete. The market for ATM equipment has not developed as rapidly as industry observers have predicted, and alternative networking technologies such as "fast Ethernet" have developed to meet consumer requirements. A substantial portion of the Company's development efforts are focused on ATM and related products. A material portion of the Company's revenues and a substantial portion of the Company's gross profits are derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products. Net revenues derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products amounted to 33% and 46% of the Company's total net revenues in 1996 and the first fiscal quarter of 1997, respectively. The gross profit derived from those products amounted to 50% and 51% of the Company's total gross profit in 1996 and the first fiscal quarter of 1997, respectively.

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

All of the Company's semiconductor products are assembled by sub-assemblers in Asia. Shortages of raw materials or disruptions in the provision of services by the Company's assembly vendors or other circumstances that would require the Company to seek additional or alternative sources of supply or assembly could lead to supply constraints or delays in the delivery of the Company's products. Such constraints or delays may result in the loss of customers or other adverse effects on the Company's operating results. The Company's reliance on independent assembly vendors involves a number of other risks, including reduced control over delivery schedules, quality assurances and costs and the possible discontinuance of such contractors' assembly processes. Any supply or other problems resulting from such risks would have a material adverse effect on the Company's operating results.

CUSTOMER CONCENTRATION

The Company has no long-term volume purchase commitments from any of its major customers. In 1995, 1996, and the first fiscal quarter of 1997 sales to Apple Computer, Inc. represented 24%, 10%, and 8%, respectively, of net revenues of the Company. In 1996, two modem and graphics board manufacturers, SCI Manufacturing, Inc. and Askey Computer Corporation, each represented approximately 11% of the Company's net revenues. In the first quarter of fiscal 1997, sales to SCI Manufacturing, Inc. represented 21% of the Company's net revenues. Due to the Company's exit from the modem business, these customers are not expected to be significant customers in the future.

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

INTERNATIONAL OPERATIONS

During the first quarter of fiscal 1997 and fiscal years 1996, 1995 and 1994, international sales accounted for approximately 26%, 53%, 39% and 38% of the Company's net revenues, respectively. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. PMC's operations, which are primarily in Canada, are expected to represent a larger percentage of the Company's overall operations. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Singapore, Taiwan, Malaysia and the Philippines. Due to its reliance on international sales and foreign third-party manufacturing, assembly and testing operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements and policy changes affecting the telecommunications and data communications markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas, exchange rates and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Sales in Europe are generally denominated in local currencies, while sales in the rest of the world are generally denominated in U.S. dollars. As a result, the Company is subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's operating results.

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

ACQUISITIONS

The Company's strategy may involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional equity securities of the Company. The issuance of additional equity securities could dilute, and could represent an interest senior to the rights of, then outstanding common stock. An acquisition which is accounted for as a purchase, like the acquisition of PMC in 1994 and the acquisition of certain assets of BIT in 1996, could involve significant one-time write-offs, and could involve the amortization of goodwill and other intangible assets over a number of years, which would adversely affect earnings in those years. Any acquisition will require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise outside its existing businesses and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents and short term investments increased from $42.1 million on December 31, 1996 to $51.8 million on March 31, 1997. The increase was primarily attributable to net income of $8.5 million in the first fiscal quarter of 1997. Sources of cash from operating activities other than net income were a $2.7 million decrease in inventories, and $2.0 million of non-cash depreciation. Other non-operating sources of cash were $1.5 million of proceeds from issuance of common stock (principally under the Company's stock option and purchase plans), $1.1 million from capital leases, and $1.0 million from the sale of excess non-networking fixed assets. Uses of cash for operations were a $3.2 million decrease in accounts payable and accrued expenses, and $2.2 million of cash used for restructuring costs. The Company also used $1.5 million in cash to pay capital lease obligations, notes payable, and long term debt.

As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents and short term investments of $51.8 million, and approximately $10 million available under its bank line of credit. The current line of credit agreement expires on July 1, 1997. The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital expenditure requirements through fiscal 1997.

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

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits -

                   o  11.1 - (calculation of earnings per share)

              (b) A current report on Form 8-K was filed on April 18, 1997 to disclose the Company's change in independent auditors.

Exhibit 11.1
SIERRA SEMICONDUCTOR CORPORATION
CALCULATION OF EARNINGS PER SHARE
(In thousands, except for per share amounts)

                                                        Three Months Ended
                                                    March 31,         March 31,
                                                      1997              1996
                                                   ----------       -----------

Net income                                         $    8,480       $     8,826
                                                   ==========       ===========


Weighted average common shares outstanding             30,774            29,231

Common stock equivalents                                1,121             1,559
                                                   ----------       -----------

Shares used in calculation of net income per share     31,895            30,790
                                                   ==========       ===========


Net income per share                               $     0.27       $      0.29
                                                   ==========       ===========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SIERRA SEMICONDUCTOR CORPORATION
                                           (Registrant)


Date:    May 13, 1997                         /s/ James V. Diller
         ------------------------           ---------------------
                                            James V. Diller
                                            Chairman and Chief Executive Officer

Date:    May 13, 1997                         /s/ Glenn C. Jones
         ------------------------           ----------------------
                                            Glenn C. Jones
                                            Senior Vice President, Finance
                                            Chief Financial Officer (Principal
                                               Accounting Officer)