Form 10-Q
period 1997-06-30
PMC SIERRA INC
filed 1997-08-14
CIK 767920

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10 - Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          for the quarterly period ended June 30, 1997 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          Commission File Number 0-19084

                                PMC-Sierra, Inc.
             (Exact name of registrant as specified in its charter)

                 A Delaware Corporation - I.R.S. NO. 94-2925073

                              105-8555 BAXTER PLACE
                       BURNABY, BRITISH COLUMBIA, V5A 4V7
                                     CANADA
                                (Current Address)

                                 2222 QUME DRIVE
                               SAN JOSE, CA 95128
                                (Former Address)

                            Telephone (604) 415-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      ___X___          No       _______




Common shares outstanding at  June 30, 1997 - 29,305,041

--------------------------------------------------------------------------------

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             -     Consolidated condensed statements of operations            3

             -     Consolidated condensed balance sheets                      4

             -     Consolidated condensed statements of cash flows            5

             -     Notes to consolidated condensed financial statements       6

                   RISK FACTORS                                               8

Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       16



PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote by Shareholders                 22

Item 6.      Exhibits and Reports on Form 8 - K                              24

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                                PMC-Sierra, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (In thousands, except for per share amounts)
                                   (unaudited)



                                                       Three Months Ended       Six Months Ended
                                                       ------------------       ----------------

                                                      June 30,     June 30,    June 30,    June 30,
                                                        1997         1996        1997        1996


Net Revenues                                         $  34,064    $  53,022   $  67,638   $ 117,418

Cost of Revenues                                         9,613       25,357      19,464      59,464
                                                         -----       ------      ------      ------
  Gross profit                                          24,451       27,665      48,174      57,954

Other costs and expenses:
  Research and development                               5,308        7,885      11,348      16,291
  Marketing, general and administrative                  6,614        8,842      12,915      17,507
                                                         -----        -----      ------      ------
Income from operations                                  12,529       10,938      23,911      24,156

Interest income, net                                       232          137         157         497
                                                           ---          ---         ---         ---
Income before provision for income taxes                12,761       11,075      24,068      24,653

Provision for income taxes                               3,829        3,877       6,656       8,629
                                                         -----        -----       -----       -----

Net income                                           $   8,932    $   7,198   $  17,412   $  16,024
                                                     =========    =========   =========   =========

Net income per share                                 $    0.28    $    0.24   $    0.54   $    0.52
                                                     =========    =========   =========   =========


Shares used in calculation of net income per share      32,374       30,578      32,135      30,684
                                                        ======       ======      ======      ======




See notes to consolidated condensed financial statements.


                                PMC-Sierra, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                       June 30,   December 31,
                                                         1997         1996
                                                      (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                           $   40,844  $   35,038
  Short-term investments                                  14,123       7,024
  Accounts receivable, net                                16,955      13,907
  Inventories                                              4,011       9,232
  Prepaid expenses and other current assets                4,776       3,104
                                                           -----       -----
         Total current assets                             80,709      68,305

Property and equipment, at cost                           34,730      42,861
Accumulated depreciation and amortization                (18,282)    (26,183)
                                                         -------     -------
                                                          16,448      16,678

Goodwill and other intangible assets,  net                 9,379      10,188
Investments and other assets                              10,600       7,623
Deposits for wafer fabrication capacity                   27,120      27,120
                                                          ------      ------
                                                      $  144,256  $  129,914
                                                      ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                    $    8,146   $   9,648
  Accrued liabilities                                     12,617       9,546
  Accrued income tax                                       4,384       4,050
  Accrued restructure costs                                9,185      16,754
  Short-term debt and current portion of obligations
      under capital leases and long-term debt              6,798       6,269
  Net liabilities of discontinued operations               1,440       1,600
                                                           -----       -----
         Total current liabilities                        42,570      47,867

Deferred income taxes                                      2,677       2,741
Noncurrent obligations under capital leases and
      long-term debt                                      18,129      18,368
Special shares of subsidiary convertible into
      PMC-Sierra common stock                             10,980      12,494
                                                          ------      ------
         Total Liabilities                                74,356      81,470
                                                          ------      ------

Shareholders' equity:
  Common stock, no par value                             139,364     135,320
  Accumulated deficit                                    (69,464)    (86,876)
                                                         -------     -------
         Total shareholders' equity                       69,900      48,444
                                                         -------     -------
                                                      $  144,256  $  129,914
                                                      ==========  ==========

See notes to consolidated condensed financial statements.


                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                           Six Months Ended
                                                                           ----------------
                                                                        June 30,      June 30,
                                                                          1997          1996


Cash flows from operating activities:
  Net income                                                           $  17,412    $  16,024
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                          4,088        5,621
    Changes in assets and liabilities
      Accounts receivable                                                 (3,048)        (885)
      Inventories                                                          5,221      (15,574)
      Prepaid expenses and other                                          (1,533)      (2,494)
      Accounts payable and accrued expenses                                1,838       (6,802)
      Accrued restructuring costs                                         (7,569)         -
      Net assets/liabilities associated with discontinued operations        (160)      (1,441)
                                                                            ----       ------
        Net cash provided by (used in) operating activities               16,249       (5,551)
                                                                          ------       ------

Cash flows from investing activities:
  Proceeds from sales/maturities of short-term investments                12,039       15,984
  Purchases of short-term investments                                    (19,138)     (13,030)
  Investments in other companies                                          (3,000)      (3,000)
  Proceeds from sale of equipment                                          2,483           -
  Purchases of plant and equipment                                        (3,303)      (4,361)
                                                                          ------       ------
        Net cash used in investing activities                            (10,919)      (4,407)
                                                                         -------       ------

Cash flows from financing activities:
  Proceeds from payments of notes receivable                                  -            31
  Proceeds from issuance of long-term debt                                    -         4,113
  Repayment of notes payable and long-term debt                           (1,157)     (16,275)
  Proceeds from issuance of capital leases                                 1,107           -
  Principal payments under capital lease obligations                      (2,004)        (813)
  Proceeds from issuance of common stock                                   2,530        1,963
                                                                           -----        -----
    Net cash provided by (used in) financing activities                      476      (10,981)
                                                                             ---      -------

Net increase (decrease) in cash and cash equivalents                       5,806      (20,939)
Cash and cash equivalents, beginning of the period                        35,038       41,933
                                                                          ------       ------
Cash and cash equivalents, end of the period                           $  40,844    $  20,994
                                                                       =========    =========


See notes to consolidated condensed financial statements.

                                PMC-SIERRA, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results to be expected in future periods.

2. On September 29, 1996 the Company recorded charges of $69,370,000 in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. The charges were recorded in 1996 in cost of sales as an inventory write-down and as operating expenses in restructure costs. The remaining elements of the restructuring reserve as of December 31, 1996 and June 30, 1997 are as follows:

                                              Restructuring      Restructuring
                                                 Reserve            Reserve
                                              June 30, 1997    December 31, 1996
                                              -------------    -----------------
                                               (unaudited)

     (In thousands)
     Employee termination benefits               $ 2,147             $4,574
     Loss on supplier commitments and
        Write-off of prepaid expenses              4,557              8,594
     Excess facility costs                         2,336              3,003
     Severance and closure costs related
        to Europe                                    145                583
                                                     ---                ---
                                                 $ 9,185           $ 16,754

Cash expenditures associated with the restructuring plan were approximately $7.6 million in the first half of 1997. Cash expenditures in the third quarter of 1997 are expected to be approximately $2.9 million. Subsequent cash expenditures related to the restructuring are expected to be approximately $6.3 million.

3.   The components of inventories are as follows (in thousands):

                                     June 30, 1997       December 31,1996
                                     -------------       ----------------
                                      (unaudited)

      Work-in-progress                 $  2,248              $  3,335
      Finished goods                      1,763                 5,897
                                          -----                 -----
                                       $  4,011              $  9,232
                                         ======               =======

4.   Recently Issued Accounting Standards

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

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.29 and $0.25 for the quarters ended June 30, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

5.   Name Change and Delaware Reincorporation

The  Company  changed  its  name  from  Sierra   Semiconductor   Corporation  to
PMC-Sierra, Inc. on June 13, 1997 and reincorporated into Delaware on July 10, 1997.

RISK FACTORS

THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS, SOME OF WHICH ARE DESCRIBED BELOW. THE FACT THAT SOME OF THE RISK FACTORS MAY BE THE SAME OR SIMILAR TO THOSE IN THE COMPANY'S PAST SEC FILINGS MEANS ONLY THAT THE RISKS ARE PRESENT IN MULTIPLE PERIODS. THE COMPANY BELIEVES THAT MANY OF THE RISKS DETAILED HERE AND IN THE COMPANY'S OTHER SEC FILINGS ARE PART OF DOING BUSINESS IN THE FABLESS NETWORKING SEMICONDUCTOR INDUSTRY AND WILL LIKELY BE PRESENT IN ALL PERIODS REPORTED. THE FACT THAT CERTAIN RISKS ARE ENDEMIC TO THE INDUSTRY DOES NOT LESSEN THE SIGNIFICANCE OF THE RISK.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. The actual results, performance, or achievements of the Company may be materially different from those expressed or implied by such forward-looking statements. The forward-looking statements include projections relating to revenues, gross margin, and future expenditures on research and development, marketing, general and administrative activities, and projected tax rates. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events.


FLUCTUATIONS IN OPERATING RESULTS

The Company's quarterly and annual operating results may vary due to a number of factors, including, among others, the timing of new product introductions, decreased demand or average selling prices for products, market acceptance of products, demand for products of the Company's customers, the introduction of products or technologies by the Company's competitors, competitive pressure on product pricing, the Company's and its customers' inventory levels of the Company's products, product availability from outside foundries, variations in manufacturing yields for the Company's products, expenditures for new product and process development, the acquisition of wafer fabrication and other manufacturing capacity, and the acquisition of businesses, products or technologies. At various times in the past, the Company's foundry and other suppliers have experienced lower than anticipated yields that have adversely affected production and, consequently, the Company's operating results. There can be no assurance that the Company's existing or future foundry and other suppliers will not experience irregularities which could have a material adverse effect on the Company's operating results. The Company from time to time may order in advance of anticipated customer demand from its suppliers in response to anticipated long lead times to obtain inventory and materials, which might result in excess inventory levels if expected orders fail to materialize or other factors render the Company's product or its customer's products less marketable. The Company's visibility on sales of networking chips is limited due to customer uncertainty regarding future demand for end-user networking products and price competition in the market for networking. Any delay or cancellation of existing orders, or any decline in projected future orders, by the Company's customers could have a material adverse effect on the Company's operating results. Margins will vary depending on product mix. In the longer term, the

Company may experience declining gross profits as a percentage of total net revenues if anticipated decreases in average selling prices of existing networking products are not offset by commensurate reductions in product costs, or by an offsetting increase in gross profit contribution from new higher gross margin networking products. The Company's operating results also are affected by the state and direction of the electronics industry and the economy in the United States and other markets the Company serves. The Company's operating results could also be adversely affected if restructuring reserves are insufficient for the costs of discontinuing operations. The occurrence of any of the foregoing or other factors could have a material adverse effect on the Company's operating results. Due to these factors, past results may not be indicative of future results.


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

The Company's current strategy is focused on high-speed networking interface chips. Products for telecommunications and data communications applications are based on industry standards that are continually evolving. Future transitions in customer preferences could quickly obsolete the Company's products. The Company is developing products for the Asynchronous Transfer Mode ("ATM") telecommunications and networking market, which is in an early stage of development. The emergence and adoption of new industry standards that compete with ATM or maintenance by the industry of existing standards in lieu of new standards could render the Company's ATM products unmarketable or obsolete. The market for ATM equipment has not developed as rapidly as industry observers have predicted, and alternative networking technologies such as "fast Ethernet" have developed to meet consumer requirements. A substantial portion of the Company's development efforts are focused on ATM and related products. A material portion of the Company's revenues and a substantial portion of the Company's profits are derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products. Net revenues derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products amounted to 33% and 54% of the Company's total net revenues in 1996 and the first six months of 1997, respectively. The gross profit derived from those products amounted to 50% and 60% of the Company's total gross profit in 1996 and the first six months of 1997, respectively. Further significant reductions in non-networking products are expected in the near term, which will increase the Company's dependence on networking products.

The Company acquired in-process research and development and developed technology relating to ethernet switching in September 1996. During the second quarter of 1997, the Company announced a 100 Mbit/s fast ethernet switch on a chip and an 8-port, 10 Mbit/s ethernet switch chip. Other Ethernet switching chips remain in development. Ethernet switching is a new product area for the Company and there can be no assurance that the recently announced products will have correctly anticipated the needs of the networking industry or that they will receive sufficient design wins to achieve commercial success.

There can be no assurance that a significant market for the Company's networking products will emerge or, if it does emerge, that the Company will be able to develop and market these or other networking products in a timely and commercially viable manner. The adoption or maintenance by the industry of high speed transmission standards other than those which the Company currently addresses, or the inability of the Company to develop and market its networking-related products, would have a material adverse effect on the Company's operating results.

Many of the Company's products under development are complex semiconductor devices that require extensive design and testing before prototypes can be manufactured. The integration of a number of functions in a single chip or in a chipset requires the use of advanced semiconductor manufacturing techniques. This can result in chip redesigns if the initial design does not permit acceptable manufacturing yields. The Company's telecommunications products are designed for customers who in many instances have not yet fully defined their hardware products. Design delays or redesigns by these customers could in turn delay completion or require redesign of the semiconductor devices needed for the final hardware product. In this regard, many of the relevant standards and protocols for products based on high speed networking technologies have not been widely adopted or ratified by the relevant standard-setting bodies. Redesigns or design delays often are required for both the hardware manufacturer's products and the Company's chips as industry and customer standards, protocols or design specifications are determined. Any resulting delay in the production of the Company's products could have a material adverse effect on the Company's operating results.


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

The Company's competitors in this market include, among others, Texas Instruments, Level One Communications, Lucent Technologies, Dallas Semiconductor and Transwitch. The number of competitors in this market and the technology platforms on which their products will compete may change in the future. To date there have been several competing technologies in the telecommunications and networking markets and not all standards have been established to date. The Company's success will depend on the successful development of a market for its customers' products. It is likely that over the next few years additional competitors will enter the market with new products. These new competitors may have substantially greater financial and other resources than the Company. Competition among manufacturers of semiconductors like the Company's products typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and design-in cycles in certain of the Company's customers products, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. Any success by the Company's competitors in supplanting the Company's products would have a material adverse effect on the Company's operating results.


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

CUSTOMER CONCENTRATION

The Company has no long-term volume purchase commitments from any of its major customers. In 1996 two modem and graphic board manufacturers, each, represented approximately 11% of the Company's net revenues. In 1995 and 1996, sales to Apple Computer, Inc. represented 24% and 10%, respectively, of net revenues. Due to the Company's exit from the modem chipset business, and its decision to discontinue investment in its graphics and other non-networking businesses, these customers are not expected to be significant customers in the future. The Company's networking products are sold to networking equipment manufacturers such as Cisco Systems, Inc. and Lucent Technologies Inc., or their subcontractors.

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


INTERNATIONAL OPERATIONS

In fiscal years 1996, 1995 and 1994, international sales accounted for approximately 53%, 39% and 38% of the Company's net revenues, respectively. The Company's networking products are designed to accommodate numerous worldwide communications standards and sales to US based customers are often for products that they in turn export worldwide. The Company expects that international sales will continue to represent a significant portion of its net revenues for the foreseeable future. The majority of the Company's development, test, marketing and administrative functions occur in Canada. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements and policy changes affecting the telecommunications and data communications markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs quotas, exchange rates and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Sales of the Company's networking products are denominated in U.S. dollars as are costs related to the manufacture and assembly of products by the Company's Asian suppliers. Costs related to the majority of the Company's development, test, marketing and administrative functions are denominated in Canadian dollars. Selling costs are denominated in a variety of currencies. As a result, the Company is subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's operating results.


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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The Company or its customers or foundries have in the past, and may from time to time in the future, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If its is necessary or desirable, the Company may seek licenses under patents or intellectual property rights. There can be no assurance that licenses will be available or that the terms of any offered license will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Companys' foundry suppliers requiring the technology. In the past, the Company's customers have been required to obtain licenses from and pay royalties to third parties for the sale of systems incorporating the Company's semiconductor devices. If this occurs in the future, the customers' businesses may be materially and adversely affected, which in turn would have a material adverse effect on the Company's operating results. Customers may also request indemnity by the Company. Providing indemnification could be expensive, and denying it could adversely effect customer relations. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company currently does not have a substantial portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. Any successful third party claim against the Company or its customers for patent or intellectual property infringement would have a material adverse effect on the Company's operating results.


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

FUTURE CAPITAL NEEDS

The Company must continue to make significant investments in research and development as well as capital equipment and expansion of facilities for networking products. The Company's future capital requirements will depend on many factors, including, among others, product development, investments in working capital, and acquisitions of complementary businesses, products or technologies. To the extent that existing resources and future earnings are insufficient to fund the Company's operations, the Company may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current shareholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. If adequate funds are not available, the Company may be required to delay, limit or eliminate some or all of its proposed operations.

The Company has available a line of credit with a bank under which the Company may borrow up to $10 million. The agreement expires on October 5, 1997. Advances made under the line will be fully secured by cash deposited by the Company. The agreement requires the Company to maintain, on a quarterly basis, minimum cash equal to three times the then current outstanding principal balance of the term loan. The agreement prohibits dividend payments, without the bank's prior written consent, and other major transactions except that the Company may (i) acquire other companies, using up to $1 million in cash, (ii) enter into off balance sheet equipment leases, not to exceed $15 million in the aggregate, and
(iii) issue convertible securities with subordination provisions satisfactory to the bank.


VOLATILITY OF STOCK PRICE

Factors such as announcements of the introduction of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or the financial results of other semiconductor companies or of companies in the personal computer industry, general conditions in the semiconductor industry and conditions in the financial markets have in the past caused the price of the Common Stock to fluctuate substantially, and may do so in the future. In addition, the recent increases in the Company's stock price and expansion of its price-to-earnings multiple may have made it attractive to so-called momentum investors. Momentum investors are generally thought to shift funds into and out of stocks rapidly exacerbating price fluctuations in either direction. The price of the Company's stock may also be impacted by investor sentiment toward technology stocks, in general, which often is unrelated to the operating performance of a specific company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarters of 1997 and 1996

Net Revenues
------------
                                      Second                   Second
                                      Quarter                  Quarter
                                       1997         Change      1996
                                       ----         ------      ----

Net revenues ($000,000)
   Networking products                 $21.3         33%        $16.0
   User interface - other              $10.9        (47%)       $20.6
   User interface - modem              $ 1.9        (89%)       $16.4
                                      ------        -----       -----
   Total net revenues                  $34.1        (36%)       $53.0

The decrease in the Company's total net revenues was due to a decline in sales of user interface products, primarily modem chipset products and graphics chips, in connection with the Company's decision to exit the modem chipset business, restructure its non-networking business and to focus on its networking semiconductor business. Partially offsetting these sales reductions was growth in the sale of the Company's networking-related products. As of June 30, 1997 virtually all of the Company's modem chipset inventory was disposed of and the Company expects future modem related revenue to drop to insignificant levels. In the near term, the Company expects an additional significant decline in its other non-networking revenues because of its previously announced decision to discontinue investment in non-networking product areas.

The Company believes that during 1996 certain of its customers reduced their inventory levels of the Company's networking products in response to the shortened lead times from the Company's foundry suppliers and conditions in the customer's end markets. The Company's supplier lead times have lengthened in 1997 for chips not sold from inventory. The Company's second quarter networking revenues grew 37% over the first quarter of 1997 and the Company believes that part of that growth was due to a refilling of customer channel inventory needs to accommodate the return to more normal lead times. The Company does not expect the revenue growth rate achieved in the second quarter to be sustainable in the near term. In the longer term, the Company expects the growth of its networking products revenue will be most strongly influenced by demand for its customers networking products and acceptance of the Company's own new product offerings by its customers, both of which now appear positive. Because the Company is a supplier to a dynamic and changing industry the Company expects to see future variations, when viewed from a quarterly results perspective, around its long term growth rate similar to the variations it has experienced in the past year.

Gross Profit
                                                  Second                 Second
                                                  Quarter                Quarter
                                                   1997       Change      1996
                                                   ----       ------      ----

Gross profit ($000,000)
   Networking products                             $16.9        45%       $11.7
   Percentage of networking  net revenues            79%                   73%

User interface products                             $7.5       (53%)       $16.0
   Percentage of user interface  net revenues        59%                   43%

Total gross profit                                 $24.5       (12%)       $27.7
   Percentage of net revenues                        72%                   52%

Total gross profit decreased as a result of lower revenue during this period. Gross profit as a percentage of net revenues increased as the mix of higher gross margin networking products increased as a percentage of total net revenues, and as the costs of wafers were reduced over the same quarter a year ago. Gross profits on user interface products, which include the gross profits for modem sales, as well as the gross profits on sales from other non-networking products, were higher than in the comparable quarter of last year due to the sales and cost of sales of modem inventories. In establishing its reserve for the write down of its modem inventories, the Company took into account both the costs of completion and disposal in revaluing the inventory to the lower of cost or market. The higher amount of gross profit recognized in the second quarter of 1997 represents the amount necessary to cover the relatively higher period expenses incurred relating to the disposal effort. There was no operating profit recognized from the sale of modem products.

In the near term, the Company expects a significant decline in its revenues and gross profit from non-networking products. In the longer term, the Company may experience declining gross profits as a percentage of net revenues if anticipated decreases in average selling prices of existing networking products are not offset by commensurate reductions in production costs, or by an offsetting increase in gross profit contribution from new higher gross margin networking products.

Operating Expenses and Charges ($000,000)
                                              Second                 Second
                                              Quarter                Quarter
                                               1997       Change      1996
                                               ----       ------      ----

Research and development                       $5.3        (33%)      $7.9
Percentage of net revenues                      16%                    15%

Marketing, general & administrative            $6.6        (25%)      $8.8
Percentage of net revenues                      19%                    17%

Research and development expenses decreased primarily due to decreases in research and development personnel in user interface products as a result of the third quarter 1996 restructuring of the Company's non-networking operations, offset partially by increases in research and development spending and personnel in the Company's networking product lines. The Company expects research and development spending on its networking products to increase in absolute dollars.

Marketing, general and administrative expenses also declined primarily due to the reduction in expenses and personnel resulting from the third quarter 1996 restructuring. In the near term, the Company expects marketing, general and administrative spending to remain relatively stable in absolute dollars, but these expenses are expected to increase in fiscal 1998.

Interest Income (Expense), Net ($000,000)
                                          Second                    Second
                                          Quarter                   Quarter
                                           1997        Change        1996
                                           ----        ------        ----

Interest income (expense), net             $0.2          69%         $0.1
Percentage of net revenues                 0.7%                      0.3%

Net interest income increased primarily due to higher cash balances available to invest and earn interest. Interest expense, which increased slightly, currently relates primarily to the Company's financing arrangements for working capital financing, leases, and financing of previously established foundry commitments.

Provision for Income Taxes

The provision for income taxes consists primarily of estimated taxes on foreign operations. U.S. taxes in the second quarter were reduced by the utilization of the current portion of net operating losses associated with the third quarter 1996 restructure charge.


First Six Months of 1997 and 1996

Net Revenues
                                             First                     First
                                          Six Months                 Six Months
                                             1997        Change        1996
                                             ----        ------        ----

Net revenues ($000,000)
   Networking products                      $36.8          9%         $33.7
   User interface - other                   $25.0        (34%)        $38.0
   User interface - modem                    $5.8        (87%)        $45.6
                                             ----        -----        -----
   Total net revenues                       $67.6        (42%)       $117.4

The decrease in the Company's total net revenues was due to a decline in sales of user interface products, primarily modem chipset products and graphics chips, in connection with the Company's decision to exit the modem chipset business, restructure its non-networking business and to focus on its networking semiconductor business. Partially offsetting these sales reductions was growth in the sale of the Company's networking-related products.

Gross Profit
                                                  First                 First
                                                Six Months            Six Months
                                                   1997       Change     1996

Gross profit ($000,000)
   Networking products                            $28.9        16%      $25.0
   Percentage of networking  net revenues           79%                   74%

   User interface products                        $19.3       (42%)     $32.9
   Percentage of user interface net revenues        62%                   43%

Total gross profit                                $48.2       (17%)     $58.0
   Percentage of net revenues                       71%                   49%

Total gross profit decreased as a result of lower revenue during this period. Gross profit as a percentage of net revenues increased as the mix of higher gross margin networking products increased as a percentage of total net revenues, and as the costs of wafers were reduced in the first half of 1997 compared to the same period in the prior year. Gross profits on user interface products, which includes the gross profits for modem sales, as well as the gross profits on sales from other non-networking products, were higher than historical levels due to the sales and cost of sales of modem inventories. In establishing its reserve for the write down of its modem inventories, the Company took into account both the costs of completion and disposal in revaluing the inventory to the lower of cost or market. The higher amount of gross profit recognized in the first half of 1997 represents the amount necessary to cover the relatively higher period expenses incurred relating to the disposal effort. There was no operating profit recognized from the sale of modem products.

Operating Expenses and Charges ($000,000)
                                              First                    First
                                            Six Months               Six Months
                                               1997        Change       1996
                                               ----        ------       ----

Research and development                      $11.3         (30%)      $16.3
Percentage of net revenues                    16.8%                    13.9%

Marketing, general & administrative           $12.9         (26%)      $17.5
Percentage of net revenues                    19.1%                    14.9%

Research and development expenses decreased primarily due to decreases in research and development personnel in user interface products as a result of the third quarter 1996 restructuring of the Company's non-networking operations, offset partially by increases in research and development spending and personnel in the Company's networking product lines.

Marketing, general and administrative expenses also declined primarily due to the reduction in expenses and personnel resulting from the third quarter 1996 restructuring, offset partially by increases in expenses related to the Company's networking product lines.

Interest Income (Expense), Net ($000,000)
                                           First                     First
                                         Six Months                Six Months
                                            1997        Change        1996
                                            ----        ------        ----

Interest income (expense), net              $0.2         (68%)        $0.5
Percentage of net revenues                  0.2%                      0.4%

Net interest income is comprised primarily of interest income and interest expense. Interest income increased for the first six months compared to the same six months for the prior year due to higher cash and cash equivalent balances. The increase in interest expense resulted in lower net interest income for the same six months in the prior year. Interest expense primarily reflects interest expense incurred by the Company to finance capital leases of equipment entered into in 1996 as part of an operating agreement with a foundry to secure capacity and equipment lease financing at the Company's Canadian subsidiary.

Provision for Income Taxes

The provision for income taxes consists primarily of estimated taxes on foreign operations. U.S. taxes in the first half of 1997 were reduced by the utilization of the current portion of net operating losses associated with the third quarter 1996 restructure charge. The actual results will be dependent upon the revenue and profits of the various legal entities and product lines.


Liquidity and Capital Resources

The Company's cash and cash equivalents and short term investments increased from $42.1 million on December 31, 1996 to $55.0 million on June 30, 1997. The increase was primarily attributable to net income of $17.4 million in the first six months of 1997. Sources of cash from operating activities other than net income were a $5.2 million decrease in inventories, and $4.1 million of non-cash depreciation. Other non-operating sources of cash were $2.5 million of proceeds from issuance of common stock (principally under the Company's stock option and purchase plans), $1.1 million from sales/leaseback transactions and $2.5 million from the sale of excess non-networking fixed assets. Uses of cash for operations were $7.6 million of cash used for restructuring costs and a $3.0 million increase in accounts receivable. The Company also used $3.0 million in cash to invest in another company, $3.3 million in purchases of fixed assets for use in its networking operations, and $3.2 million in cash to pay capital lease obligations, notes payable, and long term debt.

As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents and short term investments of $55 million, and approximately $10 million available under its bank line of credit. The current line of credit agreement expires on October 5, 1997. The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital expenditure requirements through fiscal 1997.

The Company has wafer supply agreements with two independent foundries which include deposits made to secure access to wafer fabrication capacity. At June 30, 1997, the Company was in compliance with its foundary agreements. Substantially all of the Company's products were produced by these foundries in the first half of 1997. The Company expects that all of its production needs for the balance of 1997 will be met under these agreements with no additional deposits required and no impairment of existing deposits.

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

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE BY SHAREHOLDERS

         The Annual Meeting of Shareholders of PMC-Sierra, Inc. was held on June 5, 1997 and July 9, 1997 for the purposes of electing directors of the Company, approving a change in the Company's state of incorporation from California to Delaware, changing the Company's name to PMC-Sierra, Inc., approving the elimination of cumulative voting in the election of directors as part of the reincorporation into Delaware, approving the elimination of the ability of shareholders to act by written consent as part of the reincorporation into Delaware, approving an amendment to the Company's 1994 Incentive Stock Plan to increase the number of shares reserved for issuance by 500,000 shares, approving the 1996 Stock Option Plan of PMC-Sierra, Inc. (Portland), including a reserve of 450,000 shares of the Company's Common Stock for issuance upon exercise of options under the plan, and confirming the appointment of Deloitte & Touche as the Company's independent auditors for the 1997 fiscal year.

All nominees for directors were elected, the changing of the Company's state of incorporation was approved, the changing of the Company's name to PMC-Sierra, Inc. was approved, the elimination of cumulative voting in the election of directors as part of the reincorporation into Delaware was not approved, the elimination of the ability of shareholders to act by written consent as part of the reincorporation into Delaware was not approved, an amendment to increase the number of shares reserved for issuance under the Company's 1994 Incentive Stock Plan was approved, the 1996 Stock Option Plan of PMC-Sierra, Inc. (Portland) was approved, and the appointment of Deloitte & Touche was confirmed. The voting on each matter is set forth below:

(A)      Election of Directors:

         Nominee:                    For                  Withheld
         --------                    ---                  --------

         Robert L. Bailey            25,711,517             630,378
         Alexandre Balkanski         23,286,625           3,055,270
         Colin Beaumont              25,711,517             630,378
         James V. Diller             25,709,367             632,528
         Michael L. Dionne           25,710,667             631,228
         Frank L. Marshall           25,709,117             632,778

(B) Proposal to approve a change in the Company's state of incorporation from California to Delaware

         For              Against          Abstain        Broker non-votes
         ---              -------          -------        ----------------

         14,775,791       4,742,175        69,747         6,799,671

(C)      Proposal to change the Company's name to PMC-Sierra, Inc.

         For              Against          Abstain        Broker non-votes
         ---              -------          -------        ----------------

         25,709,117       961,574          54,950         -

(D) Proposal to approve the elimination of cumulative voting in the election of directors as part of the reincorporation into Delaware.

         For              Against          Abstain        Broker non-votes
         ---              -------          -------        ----------------

         12,083,498       6,639,988        864,227        6,799,671

(E) Proposal to approve the elimination of the ability of shareholders to act by written consent as part of the reincorporation into Delaware.

         For              Against          Abstain        Broker non-votes
         ---              -------          -------        ----------------

         11,053,417       8,398,405        135,891        6,799,671

(F) Proposal to approve an amendment to the Company's 1994 Incentive Stock Plan to increase the number of shares reserved for issuance by 500,000 shares.

         For              Against          Abstain        Broker non-votes
         ---              -------          -------        ----------------

         17,595,654       8,565,551        95,433         85,257

(G) Proposal to approve the 1996 Stock Option Plan of PMC-Sierra, Inc. (Portland), including a reserve of 450,000 shares of the Company's Common Stock for issuance upon exercise of options under the plan.

         For              Against          Abstain        Broker non-votes
         ---              -------          -------        ----------------

         23,827,378       2,314,994        114,266        85,257

(H) Proposal to confirm the appointment of Deloitte & Touche as the Company's independent auditors for the 1997 fiscal year.

         For              Against          Abstain        Broker non-votes
         ---              -------          -------        ----------------

         26,223,497       63,191           55,207         -

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits -

                          2.4 Agreement and Plan of Merger between Delaware PMC Sierra, Inc., a Delaware Corporation and PMC-Sierra, Inc., a California Corporation.*

                          3.1      Certificate of Incorporation

                          3.3      Bylaws

                          10.21 Indemnification Agreement between the Company and its directors and officers

                          11.1     Calculation of earnings per share

              (b)   Reports on Form 8-K -

                           A  Current  Report on Form 8-K was filed on April 18,
                          1997 to disclose the Company's change in independent auditors.

                           A  Current  Report on Form 8-K was filed on August 8,
                          1997 to disclose the Company's change of name and of legal domicile.





* Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 8, 1997.