Form 10-Q
period 1997-09-30
PMC SIERRA INC
filed 1997-11-12
CIK 767920

----------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                for the quarterly period ended September 30, 1997

                    [ ] Transition report pursuant to Section
                     13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                        For the Transition Period From to

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

                             Yes ___X____ No _______


          Common shares outstanding at September 30, 1997 - 29,653,061



              ----------------------------------------------------

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             -    Consolidated condensed statements of operations             3

             -    Consolidated condensed balance sheets                       4

             -    Consolidated condensed statements of cash flows             5

             -    Notes to consolidated condensed financial statements        6

             -    RISK FACTORS                                                8

Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     16





PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8 - K                              24

                         Part I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                                PMC-Sierra, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (In thousands, except for per share amounts)
                                   (unaudited)
                                                             Three Months Ended           Nine Months Ended
                                                         ---------------------------  ---------------------------
                                                            Sept 30,      Sept 30,      Sept 30,       Sept 30,
                                                              1997          1996          1997           1996

Net Revenues                                              $    27,815   $    34,726   $    95,453   $    152,144

Cost of Revenues                                                6,058        20,936        25,522         80,400
                                                         -------------  ------------  ------------  -------------
     Gross profit                                              21,757        13,790        69,931         71,744

Other costs and expenses:
     Research and development                                   5,136         7,080        16,485         23,371
     In process research and development                            -         7,783             -          7,783
     Marketing, general and administrative                      5,735         7,406        18,650         24,913
     Restructure and other costs                                    -        64,670             -         64,670
                                                         -------------  ------------  ------------  -------------
Income (loss) from operations                                  10,886       (73,149)       34,796        (48,993)

Interest income, net                                              331            33           488            529
                                                         -------------  ------------  ------------  -------------
Income (loss) before provision for income taxes                11,217       (73,116)       35,284        (48,464)

Provision for income taxes                                      3,926           178        10,582          8,806
                                                         -------------  ------------  ------------  -------------

Net income (loss)                                        $      7,291   ($   73,294)   $   24,702   ($    57,270)
                                                         =============  ============  ============  =============

Net income (loss) per share                              $       0.22   ($     2.46)  $      0.76   ($      1.94)
                                                         =============  ============  ============  =============


Shares used in calculation of net income per share             33,188        29,782        32,486         29,456
                                                         =============  ============  ============  =============

     See accompanying notes to consolidated condensed financial statements.



                                PMC-Sierra, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                              Sept. 30,          Dec. 31,
                                                                                1997               1996
                                                                             (unaudited)

ASSETS:
Current assets:
     Cash and cash equivalents                                             $      22,358     $      35,038
     Short-term investments                                                       44,702             7,024
     Accounts receivable, net                                                     10,270            13,907
     Inventories                                                                   2,670             9,232
     Prepaid expenses and other current assets                                     3,578             3,104
                                                                           --------------    --------------
           Total current assets                                                   83,578            68,305

Property and equipment, at cost                                                   37,067            42,861
Accumulated depreciation and amortization                                        (19,792)          (26,183)
                                                                           --------------    --------------
                                                                                  17,275            16,678

Goodwill and other intangible assets, net                                          8,971            10,188
Investments and other assets                                                      10,513             7,623
Deposits for wafer fabrication capacity                                           27,120            27,120
                                                                           ==============    ==============
                                                                           $     147,457     $     129,914
                                                                           ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                                                      $       4,497    $        9,648
     Accrued liabilities                                                          11,275             9,546
     Accrued income tax                                                            6,371             4,050
     Accrued restructure costs                                                     6,138            16,754
     Deferred income                                                                 787                 -
     Short-term debt and current portion of obligations under
         capital leases and long-term debt                                         6,124             6,269
     Net liabilities of discontinued operations                                    1,087             1,600
                                                                           --------------    --------------
           Total current liabilities                                              36,279            47,867

Deferred income taxes                                                              2,645             2,741
Noncurrent obligations under capital leases and long-term debt                    17,331            18,368
Special shares of subsidiary convertible into PMC-Sierra common stock             10,837            12,494
                                                                           --------------    --------------
           Total Liabilities                                                      67,092            81,470
                                                                           --------------    --------------

Shareholders' equity:
     Common stock, par value of $0.001                                           142,539           135,320
     Accumulated deficit                                                         (62,174)          (86,876)
                                                                           --------------    --------------
           Total shareholders' equity                                             80,365            48,444
                                                                           --------------    --------------
                                                                           $     147,457     $     129,914
                                                                           ==============    ==============

     See accompanying notes to consolidated condensed financial statements.


                                PMC-Sierra, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         Nine Months Ended
                                                                                  ------------------------------
                                                                                      Sept 30,        Sept 30,
                                                                                        1997            1996
Cash flows from operating activities:
     Net income                                                                   $      24,702  $      (57,270)
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                    6,280           8,675
         Acquisition of in process technology and development
              from purchase of net assets of BIT                                              -           7,783
         Loss related to restructure reserve                                                  -          69,370
         Changes in assets and liabilities
              Accounts receivable                                                         3,637           9,490
              Inventories                                                                 6,562         (21,110)
              Prepaid expenses and other                                                   (341)         (2,254)
              Accounts payable and accrued expenses                                        (411)         (9,671)
              Accrued restructuring costs                                               (10,616)           (690)
              Net assets/liabilities associated with discontinued operations               (513)         (1,707)
                                                                                  --------------  --------------
                  Net cash provided by operating activities                              29,300           2,616
                                                                                  --------------  --------------

Cash flows from investing activities:
     Proceeds from sales/maturities of short-term investments                            19,926          15,984
     Purchases of short-term investments                                                (57,604)        (18,949)
     Investments in other companies                                                      (3,000)         (3,000)
     Purchase of BIT assets, net of cash acquired                                             -              71
     Proceeds from sale of equipment                                                      2,515               -
     Purchases of plant and equipment                                                    (4,826)         (3,334)
                                                                                  --------------  --------------
                  Net cash used in investing activities                                 (42,989)         (9,228)
                                                                                  --------------  --------------

Cash flows from financing activities:
     Proceeds from payments of notes receivable                                               -              31
     Proceeds from issuance of long-term debt                                                 -             353
     Repayment of notes payable and long-term debt                                       (2,446)        (16,832)
     Proceeds from sale/leaseback of equipment                                            1,107               -
     Principal payments under capital lease obligations                                  (3,214)         (1,379)
     Proceeds from issuance of common stock                                               5,562           2,607
                                                                                  --------------  --------------
                  Net cash provided by (used in) financing activities                     1,009         (15,220)
                                                                                  --------------  --------------

Net decrease in cash and cash equivalents                                               (12,680)        (21,832)
Cash and cash equivalents, beginning of the period                                       35,038          41,933
                                                                                  ==============  ==============
Cash and cash equivalents, end of the period                                      $      22,358   $      20,101
                                                                                  ==============  ==============


     See accompanying notes to consolidated condensed financial statements.


                                PMC-SIERRA, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Annual Report (filed under the company's former name of Sierra Semiconductor Corporation) on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results to be expected in future periods.

2. On September 29, 1996 the Company recorded charges of $69,370,000 in connection with its decision to exit from the modem chipset business and the associated restructuring of its non-networking product operations. The charges were recorded in 1996 in cost of sales as an inventory write-down and as operating expenses in restructure costs. The remaining elements of the restructuring reserve as of December 31, 1996 and September 30, 1997 are as follows:

Restructure Reserve:                                 Sept. 30,       Dec. 31,
                                                       1997            1996
                                                    (unaudited)

Employee termination payments                        $       321      $    4,574
Loss on supplier commitments and
   write-off of prepaid expenses                           3,646           8,594
Excess facility costs                                      1,889           3,003
Severance and closure costs related to Europe
                                                             282             583
                                                   -------------   -------------

                                                      $    6,138       $  16,754
                                                   =============   =============

Cash expenditures associated with the restructuring plan were approximately $10.6 million in the first nine months of 1997. Cash expenditures in the fourth quarter of 1997 are expected to be approximately $2.0 million. Subsequent cash expenditures related to the restructuring are expected to be approximately $4.1 million.

3.       The components of inventories are as follows (in thousands):

                             Sept. 30,           Dec. 31,
                                1997                1996
                            (unaudited)

Work-in-progress              $    1,169          $    3,335
Finished goods                     1,501               5,897
                           -------------       -------------

                              $    2,670          $    9,232
                           =============       =============

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

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.23 and ($2.40) for the quarters ended September 30, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. The actual results, performance, or achievements of the Company may be materially different from those expressed or implied by such forward-looking statements. Reference to the Company includes its subsidiary PMC-Sierra, Ltd., a Canadian corporation and its other subsidiaries. The forward-looking statements include projections relating to trends in markets, revenues, particularly expectations of long-term revenues, gross margin, and future expenditures on research and development, marketing, general and administrative expense and the Year 2000 issue. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events.


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


TECHNOLOGICAL CHANGE

The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. Technological change may be particularly pronounced in the developing markets for communications semiconductor devices used in high-speed networks. The Company's future success will be highly dependent upon the timely completion and introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including proper definition of such products, successful and timely completion of product development and introduction to market, correct judgment with respect to product demand, market acceptance of the Company's and its customers' products, fabrication yields by the Company's independent foundries and the continued ability of the Company to offer innovative new products at competitive prices. Many of these factors are outside the control of the Company. There can be no assurance that the Company will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or be able to respond effectively to new technological changes or product announcements by others. A failure in any of these areas would materially and adversely affect the Company's operating results.

The Company's current strategy is focused on high-speed networking interface chips. Products for telecommunications and data communications applications are based on industry standards that are continually evolving. Future transitions in customer preferences could quickly obsolete the Company's products. A material part of the Company's products are in the Asynchronous Transfer Mode ("ATM") telecommunications and networking market, which is in an early stage of development. The emergence and adoption of new industry standards that compete with ATM or maintenance by the industry of existing standards in lieu of new standards could render the Company's ATM products unmarketable or obsolete. The market for ATM equipment has not developed as rapidly as industry observers have predicted, and alternative networking technologies such as "fast ethernet" have developed to meet consumer requirements. A substantial portion of the Company's development efforts are focused on ATM and related products. A material portion of the Company's revenues and a substantial portion of the Company's profits are derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products. Net revenues derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products amounted to 33% and 64% of the Company's total net revenues in 1996 and the first nine months of 1997, respectively. The gross profit derived from those products amounted to 50% and 70% of the Company's total gross profit in 1996 and the first nine months of 1997, respectively. Revenues from non-networking products have declined significantly over the last several quarters, making the Company's results depend primarily on networking products.

The Company acquired in-process research and development and developed technology relating to ethernet switching in September 1996. During the second quarter of 1997, the Company announced a 100 Mbit/s fast ethernet switch on a chip and an 8-port, 10 Mbit/s ethernet switch chip. Other Ethernet switching chips remain in development. Ethernet switching is a new product area for the Company and there can be no assurance that announced products or products in development will have correctly anticipated the needs of the networking industry or that they will receive sufficient design wins to achieve commercial success.

Many of the Company's products under development are complex semiconductor devices that require extensive design and testing before prototypes can be manufactured. The integration of a number of functions in a single chip or in a chipset requires the use of advanced semiconductor manufacturing techniques. This can result in chip redesigns if the initial design does not permit acceptable manufacturing yields. The Company's products are often designed for customers who in many instances have not yet fully defined their hardware products. Design delays or redesigns by these customers could in turn delay completion or require redesign of the semiconductor devices needed for the final hardware product. In this regard, many of the relevant standards and protocols for products based on high speed networking technologies have not been widely adopted or ratified by the relevant standard-setting bodies. Redesigns or design delays often are required for both the hardware manufacturer's products and the Company's chips as industry and customer standards, protocols or design specifications are determined. Any resulting delay in the production of the Company's products could have a material adverse effect on the Company's operating results.


COMPETITION

The semiconductor industry is intensely competitive and is characterized by rapid technological change and by price erosion. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than the Company. Emerging companies also provide significant competition in this segment of the semiconductor market. The Company believes that its ability to compete successfully in this market depends on a number of factors, including, among others, the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new standards, the development of technical innovations, the ability to obtain adequate manufacturing capacity, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of the Company's and its competitors' intellectual property rights and general market and economic conditions.

The Company's competitors in this market include, among others, Texas Instruments, Level One Communications, Lucent Technologies, Dallas Semiconductor, Galileo Technology, MMC Networks, Integrated Device Technology and Transwitch. The number of competitors in this market and the technology platforms on which their products will compete may change in the future. It is likely that over the next few years additional competitors will enter the market with new products. These new competitors may have substantially greater financial and other resources than the Company. Competition among manufacturers of semiconductors like the Company's products typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and design-in cycles in certain of the Company's customers products, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. Any success by the Company's competitors in supplanting the Company's products would have a material adverse effect on the Company's operating results.


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


PATENTS AND PROPRIETARY RIGHTS

The Company's ability to compete is affected by its ability to protect its proprietary information. The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently holds several patents and has a number of pending patent applications. There can be no assurance that patents will be issued from any of the Company's pending applications or that any claims allowed will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. In addition, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

The Company has available a line of credit with a bank under which the Company may borrow up to $10 million. The agreement expires on November 30, 1997. Advances made under the line will be fully secured by cash deposited by the Company. The agreement requires the Company to maintain, on a quarterly basis, minimum cash equal to three times the then current outstanding principal balance of the term loan. The agreement prohibits dividend payments, without the bank's prior written consent, and other major transactions except that the Company may
(i) acquire other companies, using up to $1 million in cash, (ii) enter into off balance sheet equipment leases, not to exceed $15 million in the aggregate, and
(iii) issue convertible securities with subordination provisions satisfactory to the bank.


VOLATILITY OF STOCK PRICE

Factors such as announcements of the introduction of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or the financial results of other semiconductor companies or of companies in the personal computer industry, general conditions in the semiconductor industry and conditions in the worldwide financial markets have in the past caused the price of the Common Stock to fluctuate substantially, and may do so in the future. In addition, the recent increases in the Company's stock price and expansion of its price-to-earnings multiple may have made it attractive to so-called momentum investors. Momentum investors are generally thought to shift funds into and out of stocks rapidly exacerbating price fluctuations in either direction. The price of the Company's stock may also be impacted by investor sentiment toward technology stocks, in general, which often is unrelated to the operating performance of a specific company.

YEAR 2000 COMPUTER SYSTEMS ISSUES

The Company is aware of the issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize date sensitive information as the millennium (year
2000) approaches. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company uses commercially available standard software for its critical operating and financial applications. One vendor of software used by the Company is still modifying its code to become year 2000 compliant and anticipates completion early in 1998. If the vendor does not successfully modify its code the Company could be forced to purchase a competing system that is year 2000 compliant and incur installation and other costs.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarters of 1997 and 1996

Net Revenues
------------
                                       Third                      Third
                                      Quarter                    Quarter
                                       1997         Change        1996
                                       ----         ------        ----

Net revenues ($000,000)
   Networking products                 $24.0          50%         $16.0
   User interface - other               $3.8         (70%)        $12.7
   User interface - modem               $0.0        (100%)         $6.0
                                      ------        ------         ----
   Total net revenues                  $27.8         (20%)        $34.7

Third quarter networking revenues were $24.0 million, up 50% from the prior year third quarter. The decline in overall revenues was due to a reduction of sales of non-networking products from $18.7 million to $3.8 million, in line with the Company's third quarter 1996 strategic decision to exit the modem chipset business, restructure its non-networking business and to focus on its networking semiconductor business.

The Company has disposed of its modem chipset inventory and consolidated the account servicing of its User interface - other products into the ongoing networking semiconductor group. In the near term, the Company expects a limited amount of revenue from User interface - other products to continue, but the decision to eliminate all further development of follow-on products is expected to result in these products being discontinued as each current customer completes its next product redesign.

Third quarter networking revenue increased 13% over the second quarter of 1997 while second quarter revenue was 37% over the first quarter of 1997. The Company believes that in the latter part of 1996 certain of its customers reduced their inventory levels of the Company's networking products in response to shortened lead times from the Company's foundry suppliers and conditions in the customer's own end markets. The Company believes that the sequential revenue growth experienced in the second quarter and to a lesser extent the growth experienced in the third quarter was partially related to refilling channel inventory. The Company's customers have both increased and reduced their inventory of networking semiconductors in the past and are expected to continue to do so in the future. Networking semiconductor revenue is not expected to grow significantly in the near term. In the longer term, the Company expects the growth of its networking products revenue will be most strongly influenced by demand for its customers' networking products and acceptance of the Company's own new product offerings by its customers. Because the Company is a supplier to a dynamic and changing industry, the Company expects to see future variations, when viewed from a quarterly results perspective, around its long term growth rate similar to the variations it has experienced in the past two years.

Gross Profit
------------
                                                  Third                  Third
                                                 Quarter                Quarter
                                                  1997      Change       1996
                                                  ----      ------       ----

Gross profit ($000,000)
   Networking products                           $19.9        70%       $11.7
   Percentage of networking  net revenues          83%                   73%

User interface products                           $1.9       (10%)       $2.1
   Percentage of user interface  net revenues      49%                   11%

Total gross profit                               $21.8        58%       $13.8
   Percentage of net revenues                      78%                   40%

Total gross profit increased as a result of increased sales of the Company's networking products at lower production costs than in the prior year. The decrease in user interface gross profit was related to a substantial reduction in revenues, partially offset by an improvement in gross margin. User interface gross profit in the third quarter of 1996 was reduced by a $4.7 million inventory charge related to the Company's decision to exit the modem chipset business.

Gross profit in absolute dollars and as percentage of net revenues increased as the mix of higher margin networking products increased as a percentage of total net revenues, and as the costs of wafers were reduced over the same quarter a year ago.

In the longer term, the Company may experience declining gross profits as a percentage of net revenues if anticipated decreases in average selling prices of existing networking products are not offset by commensurate reductions in production costs, or by an offsetting increase in gross profit contribution from new higher gross margin networking products.

Operating Expenses and Charges ($000,000)
-----------------------------------------
                                               Third                  Third
                                              Quarter                Quarter
                                               1997      Change       1996
                                               ----      ------       ----

Research and development                        $5.1      (27%)       $7.1
Percentage of net revenues                       18%                   20%

Marketing, general & administrative             $5.7      (23%)       $7.4
Percentage of net revenues                       21%                   21%

Research and development expenses decreased primarily due to decreases in research and development personnel in user interface products as a result of the third quarter 1996 restructuring of the Company's non-networking operations, offset partially by significant increases in research and development spending and personnel in the Company's networking product lines. All of third quarter research and development spending relates to networking products. The Company expects research and development spending on its networking products to increase in absolute dollars.

Marketing, general and administrative expenses also declined primarily due to the reduction in expenses and personnel resulting from the third quarter 1996 restructuring. The Company's marketing, general and administrative expense now relates to the Company's networking business.

Acquisition and Restructuring Charges
-------------------------------------

No acquisition or restructuring charges were incurred in the third quarter of 1997. The comparable period of 1996 included a write-off of $7.8 million for in process research and development related to the acquisition of the ethernet switching assets, intellectual property and certain other assets from Bit, Incorporated. In the third quarter of 1996 the Company recorded a $64.7 million charge to operating expenses relating to its decision to exit the modem chipset business and restructure its other non-networking products. The Company expects to record any required adjustment to the charges taken to accomplish the restructuring in the fourth quarter of 1997. Significant items still to be completed in the restructuring relate to the disposal of the remaining fixed assets not required for the Company's networking products business, and the disposal of the San Jose, California leased facility previously used for its non-networking and headquarters operations. The Company believes that the charge taken in the third quarter of 1996 will be adequate to complete the restructuring.

Interest Income (Expense), Net
------------------------------

Net interest income increased to $331,000 in the third quarter of 1997 from $33,000 in the comparable period last year primarily due to higher cash balances available to invest and earn interest.

Provision for Income Taxes
--------------------------

The provision for income taxes consists primarily of estimated taxes on Canadian and other foreign operations.


First Nine Months of 1997 and 1996

Net Revenues
------------
                                          First                      First
                                       Nine Months                Nine Months
                                          1997        Change         1996
                                          ----        ------         ----

Net revenues ($000,000)
   Networking products                    $60.8         22%          $49.7
   User interface - other                 $28.8        (43%)         $50.7
   User interface - modem                  $5.9        (89%)         $51.7
                                           ----        -----         -----
   Total net revenues                     $95.5        (37%)        $152.1

The decrease in the Company's total net revenues was due to a decline in sales of user interface products, primarily modem chipset products and graphics chips, in connection with the Company's decision to exit the modem chipset business, restructure its non-networking business and to focus on its networking business. Partially offsetting these sales reductions was growth in the sale of the Company's networking-related products.

Gross Profit
------------
                                                 First                  First
                                              Nine Months            Nine Months
                                                 1997       Change       1996
                                                 ----       ------       ----

Gross profit ($000,000)
   Networking products                           $48.8        33%        $36.7
   Percentage of networking  net revenues          80%                     74%

   User interface products                       $21.1       (40%)       $35.0
   Percentage of user interface net revenues       61%                     34%

Total gross profit                               $69.9        (3%)       $71.7
   Percentage of net revenues                      73%                     47%

Total gross profit decreased as a result of lower revenue during this period. Gross profit as a percentage of net revenues increased as the mix of higher gross margin networking products increased as a percentage of total net revenues, and as the costs of wafers were reduced in the first nine months of 1997 compared to the same period in the prior year. Gross profits on user interface products, which includes the gross profits for modem sales, as well as the gross profits on sales from other non-networking products, were higher than historical levels due to the sales and cost of sales of modem inventories. In establishing its reserve for the write down of its modem inventories, the Company took into account both the costs of completion and disposal in revaluing the inventory to the lower of cost or market. The higher amount of gross profit recognized during the first half of 1997 and included in the first nine months of 1997 results represents the amount necessary to cover the relatively higher period expenses incurred relating to the disposal effort. There was no operating profit recognized from the sale of modem products.

Operating Expenses and Charges ($000,000)
-----------------------------------------
                                            First                    First
                                         Nine Months              Nine Months
                                            1997        Change       1996
                                            ----        ------       ----

Research and development                   $16.5         (29%)      $23.4
Percentage of net revenues                   17%                      15%

Marketing, general & administrative        $18.7         (25%)      $24.9
Percentage of net revenues                   20%                      16%

Research and development expenses decreased primarily due to decreases in research and development personnel in user interface products as a result of the third quarter 1996 restructuring of the Company's non-networking operations, offset partially by significant increases in research and development spending and personnel in the Company's networking product lines.

Marketing, general and administrative expenses also declined primarily due to the reduction in expenses and personnel resulting from the third quarter 1996 restructuring, offset partially by increases in expenses related to the Company's networking product lines.

Acquisition and Restructuring Charges
-------------------------------------

No acquisition or restructuring charges were incurred in the first nine months of 1997. The comparable period of 1996 included a write-off of $7.8 million for in process research and development related to the acquisition of the ethernet switching assets, intellectual property and certain other assets from Bit, Incorporated. In the third quarter of 1996 the Company recorded a $64.7 million charge to operating expenses relating to its decision to exit the modem chipset business and restructure its other non-networking products. The Company expects to record any required adjustment to the charges taken to accomplish the restructuring in the fourth quarter of 1997. Significant items still to be completed in the restructuring relate to the disposal of the remaining fixed assets not required for the Company's networking products business, and the disposal of the San Jose, California leased facility previously used for its non-networking and headquarters operations. The Company believes that the charge taken in the third quarter of 1996 will be adequate to complete the restructuring.

Interest Income (Expense), Net ($000,000)
-----------------------------------------
                                           First                      First
                                        Nine Months                Nine Months
                                           1997        Change         1996
                                           ----        ------         ----

Interest income (expense), net             $0.5         (8%)          $0.5
Percentage of net revenues                 0.5%                       0.3%

Net interest income is comprised primarily of interest income and interest expense. Net interest income declined from $529,000 in the third quarter of 1996 to $488,000 in the third quarter of 1997.

Provision for Income Taxes
--------------------------

The provision for income taxes consists primarily of estimated taxes on Canadian and other foreign operations. U.S. taxes in the first nine months of 1997 were reduced by the utilization of the current portion of net operating losses associated with the third quarter 1996 restructure charge. The actual results will be dependent upon the revenue and profits of the various legal entities and product lines.

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents and short term investments increased from $42.1 million on December 31, 1996 to $67.1 million on September 30, 1997. The increase was primarily attributable to net income of $24.7 million in the first nine months of 1997. Sources of cash from operating activities other than net income were a $6.6 million decrease in inventories, $6.3 million of non-cash depreciation, and $3.6 million decrease in accounts receivable. Other non-operating sources of cash included $5.6 million of proceeds from issuance of common stock (principally under the Company's stock option and purchase plans), $1.1 million from sale/leaseback transactions and $2.5 million from the sale of excess non-networking fixed assets. Uses of cash for operations included $10.6 million of cash used for restructuring costs. The Company also used $3.0 million in cash to invest in another company, $4.8 million in cash for purchases of fixed assets for use in its networking operations, and $5.7 million in cash to pay capital lease obligations, notes payable, and long term debt.

As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents and short term investments of approximately $67 million, and approximately $10 million available under its bank line of credit. The current line of credit agreement expires in November 1997. The Company believes that existing cash and cash equivalents, short-term investments, and anticipated funds from operations will satisfy the Company's projected working capital requirements, anticipated capital expenditures and debt repayments through fiscal 1997.

The Company has wafer supply agreements with two independent foundries that together supply substantially all of the Company's products and include deposits made to secure access to wafer fabrication capacity. One of those supply agreements was amended in the fourth quarter of 1996 while the other was rewritten in the fourth quarter of 1996 and amended in the third quarter of 1997. At September 30, 1997, the Company had $27.1 million in deposits with those foundries and was in compliance with its foundry agreements. Although there are no minimum unit volume requirements, the Company is obligated under one of the foundry agreements to purchase in future periods a minimum percentage of its total annual wafer requirements, provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. Non-compliance with the terms of the agreements may be cause for termination of the agreement by either party. The Company purchased $2.3 million from its foundry suppliers during the third quarter of 1997 compared to $4.8 million under agreements in existence in the third quarter of 1996. Those amounts may or may not be indicative of any future period since wafers are sold based on current market pricing and the Company's volume requirements change in relation to sales of its products.

In each year, the Company is able to receive a portion of the deposits provided to the foundries based on the annual purchases from those foundries as compared to the target levels in the agreements. If the Company does not receive these deposits back during the course of the agreements, then the deposits will be returned to the Company at the termination of the agreements.

The Company's future capital requirements will depend on many factors, including, among others, product development and acquisitions of complementary businesses, products or technologies. To the extent that existing resources and the funds generated by future earnings are insufficient to fund the Company's operations, the Company may need to raise additional funds through public or private debt or equity financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of current shareholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. If adequate funds are not available, the Company may be required to delay, limit or eliminate some or all of its proposed operations.

                          Part II - OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits -

                    11   Calculation of earnings per share

              (b)  Reports on Form 8-K -

                         A Current Report on Form 8-K was filed on August 8, 1997 to disclose the Company's name change and the
                         change  of  its  legal  domicile  from   California  to
                         Delaware.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PMC-SIERRA, INC.
                                   (Registrant)


Date:  November 12, 1997           /s/ Robert L. Bailey
       -----------------           ---------------------------------------------
                                   Robert L. Bailey
                                   Chief Executive Officer and President

Date:  November 12, 1997           /s/ John Sullivan
       -----------------           ---------------------------------------------
                                   John Sullivan
                                   Vice President, Finance
                                   Chief Financial Officer (Principal Accounting
                                   Officer)