Form 10-Q/A
period 1997-09-30
PMC SIERRA INC
filed 1997-11-21
CIK 767920

--------------------------------------------------

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


               --------------------------------------------------

                                EXPLANATORY NOTE

This amendment to the quarterly report on Form 10-Q for the quarter ended September 30, 1997 is being filed for the purpose of revising the index to Exhibits in Item 6(a).

                           Part II - OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits -

                 11        Calculation of earnings per share

                 27        Financial data schedule

                 99.A4 Amendment, effective July 21, 1997, to Option Agreement among Sierra Semiconductor Corporation, PMC-Sierra, Inc., and Taiwan Semiconductor Manufacturing Corporation*


            (b)   Reports on Form 8-K -

                           A Current Report on Form 8-K was filed on
                           August 8, 1997 to disclose the Company's name change and the change of its legal domicile from California to Delaware.

* Confidential portions of the Exhibit have been omitted and filed separately with the Securities Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PMC-SIERRA, INC.
                                          (Registrant)


Date:    November 21, 1997                /s/ Robert L. Bailey
         -----------------                -------------------------------------
                                          Robert L. Bailey
                                          Chief Executive Officer and President

Date:    November 21, 1997                /s/ John Sullivan
         -----------------                -------------------------------------
                                          John Sullivan
                                          Vice President, Finance
                                          Chief Financial Officer(Principal
                                          Accounting Officer)