Form 10-K
period 1997-12-28
PMC SIERRA INC
filed 1998-03-24
CIK 767920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 28, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from: to

                         Commission File Number 0-19084

                                PMC-Sierra, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                       94-2925073
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)
                              105-8555 BAXTER PLACE
                       BURNABY, BRITISH COLUMBIA, V5A 4V7
                                     CANADA
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (604) 415-6000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on February 17, 1998, as reported by the Nasdaq National Market, was approximately $845,732,084. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 1998, the Registrant had 29,937,325 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12 and 13 Part III of this Form 10-K Report.

                                     PART I
ITEM 1.  Business.

General

PMC-Sierra, Inc. ("PMC" or the "Company") designs, develops, markets and supports high-performance semiconductor system solutions for advanced communications markets. The Company's products are used in broadband communications infrastructures and high bandwidth networks. The Company is a leading supplier of ATM, SONET/SDH, T1/E1 and D3/E3 integrated circuits in the communications infrastructure and networking markets and also provides fast ethernet integrated circuits to the networking markets. In August 1996 the Company announced its decision to exit the personal computer modem chipset business, to restructure its other non-networking products and focus on its networking products. All of the Company's modem products were disposed of in 1997. The Company's remaining non-networking products are still being sold but no development or follow-on products are planned.

The Company was incorporated in the State of California in 1983 and reincorporated in the State of Delaware in 1997. All references to "PMC" or the "Company" include the Company's subsidiaries, unless the context requires otherwise. The Company's principal executive office is located at 105-8555 Baxter Place, Burnaby, B.C., Canada V5A 4V7. The Company's Common Stock trades on the Nasdaq National Market under the symbol "PMCS."

Industry Background

There are three primary drivers of internetworking equipment demand which are important to PMC-Sierra's semiconductor business: the Internet, the upgrade of current corporate data networks and remote access.

The Internet and its increased usage by corporate and residential customers through Internet Protocol ("IP"), is putting a great strain on the public wide area network ("WAN") telecommunications infrastructure. This infrastructure supports a worldwide hybrid network designed for both data and voice communications. The Internet is driving a new wave of residential data traffic carried over telephone modems and new high performance digital subscriber lines ("DSL"). The public WAN infrastructure, originally designed for Plain Old Telephone Service ("POTS"), is now having to merge the increased data traffic requirements of the corporate world as businesses upgrade their current low speed Ethernet local area networks ("LANs") to much higher speed Fast Ethernet and Gigabit Ethernet LANs. In addition, the trends toward mobile computing and telecommuting are enabling new remote access equipment opportunities for Frame Relay, Asynchronous Transfer Mode ("ATM") and cellular wireless services. All of this voice and data traffic is delivered into the public core WAN for transmission along its high bandwidth fiberoptic pipes.

The resultant total traffic increase far exceeds the bandwidth capacity deployed in the core WAN. The mismatch between supply and demand of network bandwidth is driving the design and manufacture of high performance internetworking equipment. This equipment primarily makes more efficient use of existing network pipe bandwidth while simultaneously supporting increased bandwidth resulting from the deployment of more and larger pipes.

These  trends  are  creating  the  following   opportunities   for  PMC-Sierra's
internetworking semiconductor solutions:

- A core WAN infrastructure is being developed to interface to existing fiberoptic backbone pipes through the SONET/SDH transmission protocol. SONET/SDH is a global transmission hierarchy designed to scale from 51 megabits to upwards of terabit rates. Key equipment being developed by carrier telecommunication companies includes digital access cross connects and core SONET/SDH switches.

- For LAN corporate data networks, existing 10 megabit Ethernet workgroup hubs are being upgraded to 10/100 megabit Ethernet workgroup switches with advanced management features. These workgroup switches are in turn being connected to advanced enterprise Ethernet switches that have the ability to switch combinations of 100 megabit and 1 gigabit data traffic. A key requirement of these LANs is the ability to provide for the connection of this high speed Ethernet traffic into the core WAN backbone.

- For Remote Access data opportunities, Frame Relay networks are being upgraded to carry and aggregate increased levels of traffic. Internet Service Providers utilize multi-platform Point-of-Presence and Remote Access Concentrator equipment to aggregate 64 kilobit DS0, n*64 kilobit Fractional T1, 1.5 megabit T1, 2.0 megabit E1, 45 megabit T3 and 34 megabit E3 data streams into larger pipes. The High-speed Data Link Control ("HDLC") protocol is essential to connect these low speed Frame Relay streams into the core WAN backbone.

- For data, voice and video traffic opportunities which require great predictability, ATM networks are being created which can scale very effectively from 1.5 megabits to 2.4 gigabits. ATM networks are very valuable for edge and core network switching and transmission because they offer a complete range of network services from direct connections and guaranteed bandwidth for single protocol and multiprotocol traffic. The fixed length ATM cell enhances effective connectivity of data, voice or video traffic into the core WAN backbone.

- The current Internet infrastructure is dominated by router entry into WAN backbone fiberoptic pipes. There are certain cost and bandwidth sensitive IP applications that will not require routing intelligence or ATM quality of service. For these applications, IP-over-SONET is a new protocol for more effective mapping of IP traffic into the Internet backbone using existing WAN backbone pipes. IP-over-SONET is used in fast ethernet and gigabit ethernet switches, high speed gigabit routers and remote access concentrators to map IP, Ethernet and Frame Relay packets directly into large SONET/SDH bandwidth pipes without direct routing or ATM cell conversion.

- For residential data opportunities that require greater than current 56 kilobit analog modem speed, new DSL technology enables up to several megabits of bandwidth for Internet content download. Several versions of DSL services are becoming available which seek to provide increased speed in the downstream and upstream directions over current POTS phone wire. New DSL access multiplexor equipment is being developed to aggregate this increased residential IP data traffic into the WAN. ATM appears to be the preferred vehicle for DSL to WAN connection.

- Wireless voice and data opportunities are being generated by the deployment of Base Transceiver Stations. These stations convert waves of radio frequency air traffic into wireline backhaul pipes primarily at 1.5 megabit T1 and 2.0 megabit E1 rates. These backhaul pipes are aggregated and networked by advanced Base Station Controllers that provide switching capability and processing intelligence. HDLC and ATM protocols are important for this equipment as they provide the interface and processing for these pipes.

- The Telecommunications Act of 1996 and other legislation have deregulated the industry worldwide and spurred a rush of new competitive local exchange carriers ("CLECs") which are competing with the incumbent local exchange carriers ("ILECs"). In response, telecommunications companies and service providers are now upgrading their current product offerings and developing new products. Many traditional phone companies are now attempting to provide additional data services to increase revenue and profit. Some CLECs are also seeking an ownership position in "the local loop", the last mile of copper phone wire to the customer's premise.

All of the above trends are driving a need for the effective convergence of data and voice traffic from the LAN, customer premises and remote access into the core WAN fiber backbones. The gateway into the WAN infrastructure is the add-drop multiplexor ("ADM") which aggregates lower rate IP, Ethernet, ATM and Frame Relay traffic and provides for more efficient provisioning into core WAN fiber backbones.

Networking Products

PMC provides internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment. The Company's objective is to continue to develop internetworking "systems on a chip" that enable network systems vendors to get to market quickly with high performance, cost effective and scalable systems.

PMC provides internetworking semiconductor solutions that address the industry trends and span the key internetworking and communications equipment markets. The Company's product offerings are grouped into four general areas: ATM, Ethernet switching, Remote Access and SONET/SDH.

PMC provides the industry's largest and broadest array of merchant market ATM semiconductor devices and believes it is the market leader in ATM physical layer solutions. The S/UNI product line offers physical layer solutions in a range from 1.5 megabits to 622 megabits. Single channel and Dual channel port densities are available. LAN, Edge and WAN core ATM switch feature set options are available. The company has also produced a line of RCMP ATM layer processors that handle higher layer ATM protocol such as policing, operations and management, fault and performance monitoring.

The Company has introduced a new line of Ethernet Switching products which address 10 and 100 megabit as well as gigabit speeds. The ELAN 8-port 10 megabit switch-on-a-chip and ELAN 10/100 megabit uplink/switch-on-a-chip products offer an onboard central processing unit and a full range of firmware capable of flexible management customization. Most recently the Company announced plans for a next generation Ethernet switching architecture and connectivity bus design. The new Exact chipset allows, at speeds reaching 32 gigabits per second, switched LAN networks to scale from Layer 2 Ethernet bridging to complex Layer 3 routing with packet prioritization features along with added management as desired.

In the Remote Access arena, the Company has responded to emerging telecom and datacom opportunities with its line of T1/E1 framers and its newly introduced line of high density Frame Relay and HDLC controllers. The Company introduced the world's first 3.3 volt 8-channel T1 framer, the TOCTL, to complement its already production released TQUAD quad-channel version. The single channel T1XC combines digital framing technology with high performance analog line interface technology. To meet European protocol standards, the Company has also introduced E1 framing equivalents, the E1XC and EQUAD. The Freedm family of HDLC controllers combine the industry's highest link density of 32 with the highest channel density of 128 for Internet equipment requiring maximum T1 and E1 aggregation. The recent Quad-JET product introduction provides for effective mapping between J2, E3 and T3 frame/packet environments and ATM cell environments. Its four channel density is highly suitable for small access cards which let ATM edge switches connect to Remote Access concentrator and multiplexor equipment.

With demand increasing for framers, multiplexors, terminators and mappers, SONET/SDH remains a core business of the Company. It will be important for the company to provide new solutions which interface to SONET/SDH fiberoptic backbone pipes. The Company's newest product introduction is the Spectra-155, a highly integrated 155 megabit SONET/SDH telecom terminator which also provides ability to map IP and datacom traffic into T3 45 megabit pipes.

User Interface Products

The Company restructured its product line to exit the modem chipset business and discontinue development of its graphics, multimedia and custom chipsets. Modem sales in 1997 were limited to the disposal of existing inventories which was completed by mid year. Revenues from other user interface products have declined rapidly and, due to the lack of any follow-on products, are expected to experience a further significant decline in 1998.

Sales, Marketing and Distribution

The Company's sales and marketing strategy is to achieve design wins by developing products with superior functionality. The Company maintains close working relationships with its customers in order to design and develop solutions which specifically address their needs. Technical support to customers is provided through field application engineers, technical marketing and factory systems engineers. The Company believes that providing equipment vendors with comprehensive product service and support is critical to maintaining a competitive position in the networking market and is critical to shortening customers' design cycles. PMC sells its products primarily through independent manufacturers' representatives and, to a lesser extent, distributors. International sales were 30%, 53% and 39% of net revenues in 1997, 1996 and 1995, respectively.

In 1997, the country purchasing the largest percentage of the Company's products outside of the US was Canada at 10%. Indonesia, Thailand and Korea, which experienced significant currency and economic fluctuations at the end of 1997, accounted, in the aggregate, for less than 2% of the Company's revenues. The higher percentage of international sales in 1996 and 1995 was principally the result of modem products being sold to customers in the Far East. See "Risk Factors - International Operations".

SCI Systems, Inc., an electronic manufacturing service provider for a number of user interface and networking end customers, accounted for 18% of the Company's 1997 sales and less than 10% for 1996 and 1995. In 1997, 1996 and 1995, sales of user interface products to Apple Computer accounted for 4%, 10% and 24%, respectively, of the Company's net revenues.

Manufacturing

The Company relies on independent foundries and chip assemblers for the manufacture of its products. The Company currently receives substantially all of its wafers in finished form from Chartered Semiconductor Manufacturing Ltd. ("Chartered"), and Taiwan Semiconductor Manufacturing Corporation ("TSMC"). These independent foundries produce the Company's networking products at feature sizes down to 0.35 micron. The Company believes that by using independent foundries to fabricate its wafers, it is better able to concentrate its resources on designing and testing new products and is able to avoid much of the capital cost associated with owning and operating a fabrication facility.

The Company has wafer supply agreements with its foundry suppliers which include deposits to secure access to wafer fabrication capacity. One of those supply agreements was amended in the fourth quarter of 1996 while the other was rewritten in the fourth quarter of 1996 and amended in the third quarter of 1997. Non-compliance with the terms of the agreements may be cause for termination of the agreement by either party.

Wafers supplied by outside foundries must meet the Company's incoming quality and test standards. The Company conducts the majority of its test operations on advanced mixed signal and digital test equipment in its Burnaby, British Columbia, Canada facility with the remainder tested by independent companies, primarily in Asia. Tested wafers are assembled into packages by independent suppliers, predominantly in Asia.

There are risks associated with outsourcing the manufacture and assembly of the Company's products. See "Risk Factors - Access to Wafer Fabrication and Other Manufacturing Capacity. " The Company has placed substantial deposits with its independent foundry suppliers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. "

Research and Development

PMC believes that the continued introduction of new products in its target markets is essential to its growth. PMC's current research and development efforts focus on increasing the functionality and integration of its products. The Company's research and development in the telecommunications infrastructure and local area networking markets is targeted at increasing the speed at which its chips operate, integrating multiple channels on single devices, and broadening the portfolio of products which comply with the varying protocols in these markets. As a result of the Company's decision to exit from the modem chipset business, and the associated restructuring of the Company's non-networking product operations, the Company has discontinued research and development on any future modem and other non-networking products. The Company expended $22.9 million, $29.4 million, and $23.4 million on research and development in fiscal 1997, 1996 and 1995, respectively. The Company also expensed $7.8 million of in process research and development in 1996 related to its acquisition of certain assets of Bit, Inc. See "Consolidated Financial Statements - Note 2"

There can be no assurance that any new products will be successfully developed or will achieve market acceptance. A failure in any of these areas would have a material and adverse affect on the Company. See "Risk Factors - Technological Change."

Backlog

Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually purchased by the customer, as well as the shipment schedules, are frequently revised to reflect changes in the customer's needs. As of December 31, 1997, the Company's backlog of products scheduled for shipment within six months totaled $36.3 million. A significant portion of the backlog may be cancelled without penalty at the discretion of the customer. Accordingly, the Company believes that its backlog at any given time is not a meaningful indicator of future revenues. The Company's 1996 backlog of $38.3 million included products now discontinued and was calculated based on purchase orders expected to ship within twelve months for semi-custom products and within seven months for other products. The Company believes that the six month horizon for inclusion in backlog is more appropriate for its changed mix of business in 1997.

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

The Company's competitors in this market include, among others, Cypress Semiconductor, Dallas Semiconductor, Galileo Technology, Integrated Device Technology, Level One Communications, Lucent Technologies, MMC Networks, Rockwell International, Siemens, Texas Instruments, and Transwitch. The number of competitors in this market and the technology platforms on which their products will compete may change in the future. It is likely that over the next few years additional competitors will enter the market with new products. These new competitors may have substantially greater financial and other resources than the Company. Competition among manufacturers of semiconductors like the Company's products typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and design-in cycles in certain of the Company's customers products, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. Any success by the Company's competitors in supplanting the Company's products would have a material adverse effect on the Company.

Historically, average selling prices ("ASPs") in the semiconductor industry have decreased over the life of the particular product. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at a level that is cost effective for such customers. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to introduce new higher performance products with higher ASPs, the Company would be materially and adversely affected. Any yield or other production problems, shortages of supply that increase the Company's manufacturing costs, or failure to reduce manufacturing costs, would have a material adverse effect on the Company.

Licenses, Patents and Trademarks

The Company has granted Chartered Semiconductor a non-exclusive license to manufacture and sell integrated circuits licensed for sale by PMC and integrated circuits designed by Chartered Semiconductor or its parent company. Chartered Semiconductor also has a worldwide non-exclusive right to manufacture digital integrated circuits for third parties, unless PMC designed the circuit or previously supplied the circuit to the customer. Chartered Semiconductor has also licensed its manufacturing technology to PMC for non-exclusive use outside Singapore. The license agreement expires in November 1999. Upon termination of the agreement, the licenses to use the technology continue, but obligations to update licensed technology terminate.

The Company has several U.S. patents and a number of pending patent applications in the U.S. and Europe. In addition to such factors as innovation, technological expertise and experienced personnel, the Company believes that a strong patent position is becoming increasingly important to compete effectively in the industry and has an active program to acquire additional patent protection. The Company applies for mask work protection on its circuit designs. The Company attempts to protect its software, trade secrets and other proprietary information by entering into proprietary information agreements with employees and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. See "Risk Factors - Patents and Proprietary Rights."

PMC and its logo are registered trademarks and service marks of the Company. The Company owns other trademarks and service marks not appearing in this Form 10-K Annual Report. Other trademarks used in this Form 10-K Annual Report are owned by other entities.

Employees

As of December 31, 1997, the Company had 297 employees, including 136 in research and development, 56 in production and quality assurance, 68 in marketing and sales and 37 in administration. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. The actual results, performance, or achievements of the Company may be materially different from those expressed or implied by such forward-looking statements. Reference to the Company includes its subsidiary PMC-Sierra Ltd., a Canadian corporation and its other subsidiaries. The forward-looking statements include projections relating to trends in markets, revenues, particularly expectations of long-term revenues, gross margin, and future expenditures on research and development, marketing, general and administrative expense and the year 2000 issue. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events.


FLUCTUATIONS IN OPERATING RESULTS

The Company's quarterly and annual operating results may vary due to a number of factors, including, among others, the timing of new product introductions, decreased demand or average selling prices for products, market acceptance of products, demand for products of the Company's customers, the introduction of products or technologies by the Company's competitors, competitive pressure on product pricing, the Company's and its customers' inventory levels of the Company's products, product availability from outside foundries, variations in manufacturing yields for the Company's products, expenditures for new product and process development, the acquisition of wafer fabrication and other manufacturing capacity, and the acquisition of businesses, products or technologies. At various times in the past, the Company's foundry and other suppliers have experienced lower than anticipated yields that have adversely affected production and, consequently, the Company. There can be no assurance that the Company's existing or future foundry and other suppliers will not experience irregularities which could have a material adverse effect on the Company. The Company from time to time may order in advance of anticipated customer demand from its suppliers in response to anticipated long lead times to obtain inventory and materials, which might result in excess inventory levels if expected orders fail to materialize or other factors render the Company's product or its customer's products less marketable. The Company's ability to forecast sales of networking chips is limited due to customer uncertainty regarding future demand for end-user networking equipment and price competition in the market for networking equipment. Any delay or cancellation of existing orders, or any decline in projected future orders, by the Company's customers could have a material adverse effect on the Company. Margins will vary depending on product mix. In the longer term, the Company may experience declining gross profits as a percentage of total net revenues if anticipated decreases in average selling prices of existing networking products are not offset by commensurate reductions in product costs, or by an offsetting increase in gross profit contribution from new, higher gross margin, networking products. The Company is also affected by the state and direction of the electronics industry and the economy in the United States and other markets the Company serves. The occurrence of any of the foregoing or other factors could have a material adverse effect on the Company. Due to these factors, past results may not be indicative of future results.

TECHNOLOGICAL CHANGE

The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. Technological change may be particularly pronounced in the developing markets for communications semiconductor devices used in high-speed networks. The Company's future success will be highly dependent upon the timely completion and introduction of new products at competitive price and performance levels. The success of new products depends on a number of factors, including proper definition of such products, successful and timely completion of product development and introduction to market, correct judgment with respect to product demand, market acceptance of the Company's and its customers' products, fabrication yields by the Company's independent foundries and the continued ability of the Company to offer innovative new products at competitive prices. Many of these factors are outside the control of the Company. There can be no assurance that the Company will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or be able to respond effectively to new technological changes or product announcements by others. A failure in any of these areas would have a material and adverse affect on the Company.

The Company's current strategy is focused on high-speed networking interface chips. Products for telecommunications and data communications applications are based on industry standards that are continually evolving. Future transitions in customer preferences could quickly make the Company's products obsolete. A material part of the Company's products are in the ATM telecommunications and networking market, which is in an early stage of development. The emergence and adoption of new industry standards that compete with ATM or maintenance by the industry of existing standards in lieu of new standards could render the Company's ATM products unmarketable or obsolete. The market for ATM equipment has not developed as rapidly as industry observers have predicted, and alternative networking technologies such as "fast ethernet" and "gigabit ethernet" have developed to meet consumer requirements. A substantial portion of the Company's development efforts are focused on ATM and related products. Net revenues derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products amounted to 67% and 33% of the Company's total net revenues in 1997 and 1996, respectively. As a result of the Company's 1996 restructuring, revenues from non-networking products have declined significantly over the last several quarters, making the Company's results depend primarily on networking products.

The Company, through a business combination, acquired in-process research and development and developed technology relating to ethernet switching in September 1996. During 1997, the Company announced a 100 Mbit/s fast ethernet switch on a chip and an 8-port, 10 Mbit/s ethernet switch chip. Gigabit Ethernet switching chips are in development. Ethernet switching is a new product area for the Company and there can be no assurance that announced products or products in development will have correctly anticipated the needs of the networking industry or that they will receive sufficient design wins to achieve commercial success.

Many of the Company's products under development are complex semiconductor devices that require extensive design and testing before prototypes can be manufactured. The integration of a number of functions in a single chip or in a chipset requires the use of advanced semiconductor manufacturing techniques. This can result in chip redesigns if the initial design does not permit acceptable manufacturing yields. The Company's products are often designed for customers who in many instances have not yet fully defined their hardware products. Design delays or redesigns by these customers could in turn delay completion or require redesign of the semiconductor devices needed for the final hardware product. In this regard, many of the relevant standards and protocols for products based on high speed networking technologies have not been widely adopted or ratified by the relevant standard-setting bodies. Redesigns or design delays often are required for both the hardware manufacturer's products and the Company's chips as industry and customer standards, protocols or design specifications are determined. Any resulting delay in the production of the Company's products could have a material adverse effect on the Company.


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

The Company's competitors in this market include, among others, Cypress Semiconductor, Dallas Semiconductor, Galileo Technology, Integrated Device Technology, Level One Communications, Lucent Technologies, MMC Networks, Rockwell International, Siemens, Texas Instruments, and Transwitch. The number of competitors in this market and the technology platforms on which their products will compete may change in the future. It is likely that over the next few years additional competitors will enter the market with new products. These new competitors may have substantially greater financial and other resources than the Company. Competition among manufacturers of semiconductors like the Company's products typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and design-in cycles in certain of the Company's customers products, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. Any success by the Company's competitors in supplanting the Company's products would have a material adverse effect on the Company.

Historically, average selling prices ("ASPs") in the semiconductor industry have decreased over the life of the particular product. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at a level that is cost effective for such customers. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to introduce new higher performance products with higher ASPs, the Company would be materially and adversely affected. Any yield or other production problems, shortages of supply that increase the Company's manufacturing costs, or failure to reduce manufacturing costs, would have a material adverse effect on the Company.


ACCESS TO WAFER FABRICATION AND OTHER MANUFACTURING CAPACITY

The Company does not own or operate a wafer fabrication facility, and all of its semiconductor device requirements are supplied by outside foundries. Substantially all of the Company's semiconductor products are currently manufactured by third party foundry suppliers. The Company's foundry suppliers fabricate products for other companies and produce products of their own design. The Company's reliance on independent foundries involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. In the event that these foundries are unable or unwilling to continue to manufacture the Company's products in required volumes, the Company will have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. No assurance can be given that any such source would become available to the Company or that any such source would be in a position to satisfy the Company's production requirements on a timely basis, if at all. Any significant interruption in the supply of semiconductors to the Company would result in the allocation of products to customers, which in turn could have a material adverse effect on the Company.

All of the Company's semiconductor products are assembled by sub-assemblers in Asia. Shortages of raw materials or disruptions in the provision of services by the Company's assembly houses or other circumstances that would require the Company to seek additional or alternative sources of supply or assembly could lead to supply constraints or delays in the delivery of the Company's products. Such constraints or delays may result in the loss of customers or other adverse effects on the Company. The Company's reliance on independent assembly houses involves a number of other risks, including reduced control over delivery schedules, quality assurances and costs, the possible discontinuance of such contractors' assembly processes and fluctuations of regional economies. Any supply or other problems resulting from such risks would have a material adverse effect on the Company.

CUSTOMER CONCENTRATION

The Company has no long-term volume purchase commitments from any of its major customers. The Company has only one customer that accounted for more than 10% of its 1997 revenues, but depends on a limited number of customers for a major portion of its revenues.

The reduction, delay or cancellation of orders from one or more significant customers could have a material and adverse affect on the Company. Due to the relatively short product life cycles in the telecommunications and data communications markets, the Company would be materially and adversely affected if one or more of its significant customers were to select devices manufactured by one of the Company's competitors for inclusion in future product generations. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's current customers or a disruption in the Company's sales and distribution channels could have a material and adverse affect on the Company.


INTERNATIONAL OPERATIONS

In fiscal years 1997, 1996 and 1995, international sales accounted for approximately 30%, 53% and 39% of the Company's net revenues, respectively. The Company's networking products must accommodate numerous worldwide communications standards and sales to US based customers are often for products that they in turn export worldwide. The Company expects that international sales will continue to represent a significant portion of the Company's and its customers' net revenues for the foreseeable future. The majority of the Company's development, test, marketing and administrative functions occur in Canada. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements and policy changes affecting the telecommunications and data communications markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas, exchange rates and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Sales of the Company's networking products are denominated in U.S. dollars as are costs related to the manufacture and assembly of products by the Company's Asian suppliers. Costs related to the majority of the Company's development, test, marketing and administrative functions are denominated in Canadian dollars. Selling costs are denominated in a variety of currencies. As a result, the Company is subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company.


DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant extent upon the continued services of its key technical personnel, particularly those highly skilled at the design and test functions involved in the development of high speed networking products and related software. The competition for such employees is intense. The Company has no employment agreements in place with these key personnel. However, the Company from time to time issues shares of Common Stock or options to purchase Common Stock of the Company subject to vesting. To the extent shares purchased from or options granted by the Company have economic value, these securities could create retention incentives. The loss of the services of one or more of these key personnel, and any difficulties the Company may experience in hiring qualified replacements, would have a material and adverse affect on the Company.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The Company or its customers or foundries have in the past, and may from time to time in the future, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under patents or intellectual property rights. There can be no assurance that licenses will be available or that the terms of any offered license will be acceptable to the Company. Failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundry suppliers requiring the technology. In the past, the Company's customers have been required to obtain licenses from and pay royalties to third parties for the sale of systems incorporating the Company's semiconductor devices. If this occurs in the future, the customers' businesses may be materially and adversely affected, which in turn would have a material and adverse affect on the Company. The Company has provided its customers with indemnity up to the dollar amount of their purchases of any Company products found to be infringing on technology owned by third parties. Although the Company discontinued the practice of indemnifying its customers in December of 1997, third party or customer claims may still be made against the Company with respect to the infringement of the technology of third parties. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company currently does not have a substantial portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. Any successful third party claim against the Company or its customers for patent or intellectual property infringement could have a material adverse effect on the Company.


ACQUISITIONS

The Company's strategy may involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional equity securities of the Company. The issuance of additional equity securities could dilute, and could represent an interest senior to the rights of, then outstanding PMC common stock. An acquisition which is accounted for as a purchase, like the acquisition of the Canadian networking business in 1994 and the acquisition of certain assets of Bipolar Integrated Technology, ("Bit") in September 1996, could involve significant one-time write-offs, and could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. Any acquisition will require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise outside its existing businesses and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

FUTURE CAPITAL NEEDS

The Company must continue to make significant investments in research and development as well as capital equipment and expansion of facilities for networking products. The Company's future capital requirements will depend on many factors, including, among others, product development, investments in working capital, and acquisitions of complementary businesses, products or technologies. To the extent that existing resources and future earnings are insufficient to fund the Company's operations, the Company may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. If adequate funds are not available, the Company may be required to delay, limit or eliminate some or all of its proposed operations.

VOLATILITY OF STOCK PRICE

Factors such as announcements of the introduction of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or the financial results of other semiconductor companies or of companies in the personal computer industry, general conditions in the semiconductor industry and conditions in the worldwide financial markets have, in the past, caused the price of the Company's Common Stock to fluctuate substantially, and may do so in the future. In addition, increases in the Company's stock price and expansion of its price-to-earnings multiple may have made it attractive to so-called momentum investors. Momentum investors are generally thought to shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction. The price of the Company's stock may also be impacted by investor sentiment toward technology stocks, in general, which often is unrelated to the operating performance of a specific company.

YEAR 2000 COMPUTER SYSTEMS ISSUES

The Company is aware of the issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize date sensitive information as the next millennium (year 2000) approaches. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in disruptions of the Company's operations. The Company uses commercially available standard software for its critical operating and financial applications. One vendor of software used by the Company is still modifying its code to become year 2000 compliant and anticipates completion in 1998. If the vendor does not successfully modify its code the Company could be forced to purchase a competing system that is year 2000 compliant and incur installation and other costs in order to mitigate the Year 2000 Issue. The installation of a replacement system for those applications that are currently not year 2000 compliant is not anticipated to be material to the Company's financial position or results of operations in any given year.

The Company's suppliers and customers are generally much larger organizations than the Company with a greater number of suppliers and customers of their own. The Company believes that many of its suppliers and customers have not completed their own systems modification to be year 2000 compliant. The failure of significant suppliers or customers of the Company to become year 2000 compliant could have material adverse consequences to the Company. Those consequences could include the inability to receive product in a timely manner or lost sales opportunities either of which could result in a material decline in the Company's revenues and profits. In addition, there can be no guarantee that a conversion by a third party's system on which the Company's systems rely would be compatible with the Company's systems.

ITEM 2.  Properties.

The Company occupies approximately 85,000 square feet of leased office space at its headquarters in Burnaby, B.C., Canada for its testing, administration, sales and marketing and design and engineering operations. This facility is leased through April 2001. The Company has also leased approximately 9,000 square feet of office space in Beaverton, Oregon through to March 1999. PMC also leases offices for its staff in California, Massachusetts, North Carolina, Texas, California, Ontario (Canada), Quebec (Canada), Barbados and England.

ITEM 3. Legal Proceedings.

Not applicable.

ITEM 4. Submission of matters to a vote of Security Holders.

Not applicable.

                                     PART II


ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

Stock Price Information. The Company's Common Stock trades on the Nasdaq National Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock as reported by the Nasdaq National Market:

1996                                                      High         Low

First Quarter......................................      $24.75      $11.38
Second Quarter.....................................       20.88       11.00
Third Quarter......................................       13.75        8.38
Fourth Quarter.....................................       17.50       12.00


1997                                                      High         Low

First Quarter......................................      $18.13      $13.88
Second Quarter.....................................       26.38       13.88
Third Quarter......................................       35.13       24.50
Fourth Quarter.....................................       31.88       22.00


The information provided above is based on the beginning and end of each calendar quarter.

As of February 17, 1998, there were approximately 456 holders of record of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's current bank credit agreement prohibits the payment of cash dividends.

ITEM 6.   Selected Financial Data.
Summary Consolidated Financial Data
(in thousands, except for per share data)
                                                                              Year Ended December 31,(1) (2)
                                                      ------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:                           1997 (3)         1996 (4)        1995 (5)        1994 (6)          1993 (7)

Net revenues                                         $   127,166      $   188,371     $   188,724      $   104,764      $    83,360
                                                      -----------     ------------    ------------     ------------      -----------
Gross profit                                              94,101           93,423          91,614           46,960           37,660
Research and development                                  22,880           29,350          23,428           15,702           15,439
In process research and development                            -            7,783               -           12,748                -
Marketing, general and administrative                     23,663           30,691          30,051           23,683           22,487
Purchase price adjustment - compensation                       -                -          10,624                -                -
Restructuring and other charges                           (1,383)          64,670               -           (1,559)          12,669
                                                      -----------     ------------    ------------     ------------      -----------
Income (loss) from operations                             48,941          (39,071)         27,511           (3,614)         (12,935)
                                                      ===========     ============    ============     ============      ===========
Income (loss) from continuing operations                  34,258          (48,150)         23,976           (7,916)         (12,983)
Loss from discontinued operations                              -                -         (22,497)            (666)               -
                                                      -----------     ------------    ------------     ------------      -----------
Net income (loss)                                     $   34,258      $   (48,150)    $     1,479      $    (8,582)      $  (12,983)
                                                      ===========     ============    ============     ============      ===========

Basic net income (loss) per share:  (8)
     from continuing operations                       $     1.10      $     (1.62)    $      0.89      $     (0.36)      $    (0.64)
     from discontinued operations                     $        -      $         -     $     (0.83)     $     (0.03)      $        -
                                                      -----------     ------------    ------------     ------------      -----------
     Net income (loss)                                $     1.10      $     (1.62)    $      0.06      $     (0.39)      $    (0.64)
                                                      ===========     ============    ============     ============      ===========

Diluted net income (loss) per share:  (8)
     from continuing operations                       $     1.05      $     (1.62)    $      0.84      $     (0.36)      $    (0.64)
     from discontinued operations                     $        -      $         -     $     (0.79)     $     (0.03)      $        -
                                                      -----------     ------------    ------------     ------------      -----------
     Net income (loss)                                $     1.05      $     (1.62)    $      0.05      $     (0.39)      $    (0.64)
                                                      ===========     ============    ============     ============      ===========

Shares used to calculate:
     Basic net income (loss) per share                    31,043           29,719          27,018           22,030           20,222
     Diluted net income (loss) per share                  32,642           29,719          28,620           22,030           20,222



                                                                               As of December 31,(1) (2)
                                                      ------------------------------------------------------------------------------
BALANCE SHEET DATA:                                       1997             1996            1995             1994             1993

Cash, cash equivalents and short-term investments     $   69,240      $    42,062     $    45,937      $    15,830      $    21,693
Working capital                                           58,595           20,438          32,741           23,813           14,803
Total assets                                             149,378          129,914         184,860           85,959           71,850
Long term debt (including current portion)                13,744           24,637          12,718            9,069           11,872
Shareholders' equity                                      90,565           48,444          81,000           34,865           40,153



(1) The Company's fiscal year ends on the Sunday closest to December 31. December 31 has been used as the fiscal year end for ease of presentation. See Note 1 to Consolidated Financial Statements.
(2) For 1995, amounts related to Prometheus previously reported within net revenues were $19.0 million; gross profit (loss) was ($0.1) million; and net profits were ($4.6) million. For 1994, net revenues were $3.8 million; gross profit was $0.3 million; and net loss was ($0.7) million. All previously reported amounts have been included in "Loss from discontinued operations". Net revenues, gross profit, research and development, and marketing, general and administrative expenses have been restated to exclude amounts relating to Prometheus Products, Inc. Balance sheet data has been restated to exclude amounts relating to Prometheus.
(3) Results for the year ended December 31, 1997 include a recovery of $1.4 million from the reversal of the excess accrued restructure charge resulting from the conclusion of the restructuring.
(4) Results for the year ended December 31, 1996 include a restructuring charge of $69.4 million related to Company's exit from the modem chipset business and the associated restructuring of its non-networking operations. $4.7 million of this charge was recorded in cost of sales as an inventory write down, and $64.7 million was recorded as a restructuring cost in operating expenses. An in process research and development charge of $7.8 million was recorded in the third quarter for the acquisition of ethernet switching technology and other assets from Bipolar Integrated Technology. Results of operations include costs of continuing the development of ethernet switching products and related activities from the date of the acquisition on September 3, 1996.
(5) Results for the year ended December 31, 1995 include the loss from discontinued operations related to Prometheus Products, Inc. of $22.5 million, purchase price adjustment relating to the finalization of the acquisition of the Company's Canadian networking product operations of $10.6 million, and gain on sale of shares of SiTel Sierra B.V.
     of $6.7 million.
(6) Results for the year ended December 31, 1994 include the operations of the networking business from the date of acquisition, September 2, 1994, and include in process research and development of $12.7 million, settlement of the class action lawsuit of $2.4 million, reversal of restructuring and other charges of $1.6 million and a loss from discontinued operations of Prometheus of $0.7 million.
(7) Results for the year ended December 31, 1993 include restructuring and other charges of $15.6 million. (8) Share and per share information has been adjusted for the 2 for 1 stock split effective October 5, 1995.


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

                           Quarterly Data (Unaudited)
                      (in thousands, except per share data)



                                                 Year Ended December 31, 1997 (1)             Year Ended December 31, 1996 (2)
                                            -----------------------------------------   -------------------------------------------
                                              Fourth     Third     Second     First       Fourth      Third     Second      First
STATEMENT OF OPERATIONS DATA:
Net revenues                                 $ 31,713  $ 27,815   $ 34,064  $ 33,574     $ 36,227  $  34,726   $ 53,022   $ 64,396
                                            ---------- -------- ---------- ----------   ---------- ---------- ---------- ----------
Gross profit                                   24,170    21,757     24,451    23,723       21,679     13,790     27,665     30,289
Research and development                        6,395     5,136      5,309     6,040        5,979      7,080      7,885      8,406
In process research and development                 -         -          -         -            -      7,783          -          -
Marketing, general and administrative           5,013     5,735      6,614     6,301        5,778      7,406      8,842      8,665
Restructuring and other charges                (1,383)        -          -         -            -     64,670          -          -
                                            ---------- -------- ---------- ----------   ---------- ---------- ---------- ----------
Income (loss) from operations                  14,145    10,886     12,528    11,382        9,922    (73,149)    10,938     13,218
                                            ========== ======== ========== ==========   ========== ========== ========== ==========
Net income (loss)                            $  9,556   $ 7,291   $  8,931  $  8,480     $  9,120  $ (73,294)  $  7,198   $  8,826
                                            ========== ======== ========== ==========   ========== ========== ========== ==========

Basic net income (loss) per share            $   0.30   $  0.23   $   0.29  $   0.28     $   0.30  $   (2.46)  $   0.25   $   0.30
Common shares outstanding (3)                  31,334    31,146     30,918    30,774       30,509     29,782     29,355     29,231

Diluted net income (loss) per share          $   0.29   $  0.22   $   0.28  $   0.27     $   0.29  $   (2.46)  $   0.24   $   0.29
Common shares outstanding assuming dilution    33,111    33,188     32,374    31,895       31,655     29,782     30,578     30,790



                                As a Percentage of Net Revenues (Unaudited)

                                                  Year Ended December 31, 1997 (1)             Year Ended December 31, 1996 (2)
                                             ----------------------------------------    ------------------------------------------
                                              Fourth     Third     Second     First       Fourth      Third     Second      First

Net revenues                                   100%      100%       100%       100%        100%        100%       100%       100%
Gross profit                                    76%       78%        72%        71%         60%         40%        52%        47%
Research and development                        20%       18%        16%        18%         17%         20%        15%        13%
In process research and development               -         -          -          -           -         22%          -          -
Marketing, general and administrative           16%       21%        19%        19%         16%         21%        17%        14%
Restructuring and other charges                 (4%)        -          -          -           -        186%          -          -
Income (loss) from operations                   45%       39%        37%        34%         27%       (211%)       21%        21%



(1) Results for the year ended December 31, 1997 include a restructuring charge recovery of $1.4 million from the reversal of the excess accrued restructure charge from the conclusion of the restructuring in the fourth quarter.
(2) Results for the year ended December 31, 1996 include a restructuring charge of $69.4 million in the third quarter related to the Company's exit from the modem chipset business and the associated restructuring of its non-networking operations. $4.7 million of this charge was recorded in cost of sales as an inventory write down, and $64.7 million was recorded as a restructuring cost in operating expenses. An in process research and development charge of $7.8 million was recorded in the third quarter for the acquisition of ethernet switching technology and other assets from Bit, Inc. Results of operations include costs of continuing the development of ethernet switching products and related activities from the date of the acquisition on September 3, 1996.
(3) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic net income (loss) per share.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Description of Forward-looking Statements. This portion of this Annual Report contains forward-looking statements relating to revenues, gross margins, expenditures on research and development, and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in "Risk Factors."

General. PMC designs, develops, markets and supports high-performance silicon solutions for advanced communications markets. The Company's products are used in the broadband communications infrastructure and high bandwidth networks. In the third quarter of 1996, the Company announced its decision to exit from the personal computer modem chipset business, to restructure its non-networking operations and to focus on its networking semiconductor businesses. Consistent with this strategy, the Company acquired, in the third quarter of 1996, ethernet switching assets, intellectual property and certain other assets from Bipolar Integrated Technology ("Bit"). In the fourth quarter of 1995, the Company discontinued operations of Prometheus Products Inc. ("Prometheus").

Results of Operations

Net Revenues ($000,000)

                                       1997      Change         1996      Change       1995
                                       ----      ------         ----      ------       ----
   Networking products                $85.6        36%         $62.8       60%         $39.2
   User interface - other             $35.7       (46%)        $66.6      (28%)        $92.8
   User interface - modem              $5.9       (90%)        $59.0        4%         $56.7
                                 -----------               ----------               ---------
   Total net revenues                $127.2       (32%)       $188.4        -         $188.7
                                 ===========               ==========               =========


Net revenues declined 32% in 1997 as a result of the Company's third quarter 1996 strategic decision to exit the modem chipset business, restructure its other non-networking business and to focus on its networking semiconductor business.

Networking product revenue grew 36% in 1997 compared to 1996 due to the continued strong demand for the broadband networking equipment in which the Company's products are used. Industry analysts expect sales of networking equipment to increase in the coming year. The Company expects that if such increase occurs, the Company's revenues from networking products will increase.

Revenue from products classified as User Interface - other, which include custom, graphic, and other semiconductors declined 46% in 1997 from 1996 levels. The Company is supporting these products for its existing customers, but has decided not to do any follow on products of this type. Further substantial declines are expected in User Interface-other revenue in the coming year.

The disposal of the Company's modem chipset inventories and the exit from that business was completed in 1997. No future revenues are expected from that business.

Net revenues in 1996 remained approximately at the same level as 1995 revenues. Substantial growth in sales of networking products, and a small increase in modem chipset product sales, were offset by declines in other user interface products, which were primarily due to lower sales of graphic chip products. The small increase in 1996 modem chipset sales over 1995 resulted from increased unit sales of both V.34 and V.32 modem products in the first half of the year, while in the second half of the year the Company experienced declining unit sales and substantially lower prices for modem products.

Gross Profit ($000,000)

                                                    1997       Change        1996        Change        1995
                                                    ----       ------        ----        ------        ----

   Networking products                             $68.9         48%        $46.4          58%        $29.3
   Percentage of net networking revenues             80%                      74%                       75%

   User interface products                         $25.2        (46%)       $47.0         (25%)       $62.3
   Percentage of net user interface revenues         61%                      37%                       42%

Total gross profit                                 $94.1          1%        $93.4           2%        $91.6
   Percentage of net revenues                        74%                      50%                       49%


Total gross profit increased from 1996 to 1997 as a result of increased sales of higher gross margin networking products offsetting the decline in gross profit due to lower revenues from the Company's user interface products and due to lower wafer costs in 1997 than in the prior year.

User interface gross profit in 1996 was reduced by a $4.7 million inventory charge related to the Company's decision to exit the modem chipset business. Gross profits on user interface products in 1997, which includes the gross profits from modem chipset sales, as well as the gross profits on sales from other non-networking products, were higher than historical levels due to the sales and cost of sales of modem chipset inventories. In establishing its reserve for the write down of its modem chipset inventories, the Company took into account both the costs of completion and disposal in revaluing the inventory to the lower of cost or market. The higher amount of gross profit recognized during the first half of 1997 and included in the 1997 results represents the amount necessary to cover the relatively higher period expenses incurred relating to the disposal effort. There was no operating profit recognized from the sale of modem chipset products.

Total gross profit increased from 1995 to 1996 as a result of increased sales of higher gross margin networking products as a percentage of total net revenues.

The Company expects that networking gross profits as a percentage of networking net revenues may experience a decline if anticipated decreases in average selling prices of existing networking products are not offset by commensurate reductions in production costs, or by an offsetting increase in gross profit contribution from new higher gross margin networking products.

Other Costs and Expenses ($000,000)

                                                 1997        Change       1996        Change       1995
                                                 ----        ------       ----        ------       ----

Research and development                         $22.9        (22%)       $29.4         26%        $23.4
Percentage of net revenues                         18%                      16%                      12%

In-process research & development                    -            -        $7.8           -           -
Percentage of net revenues                           -                       4%                       -

Marketing, general & administrative              $23.7        (23%)       $30.7          2%        $30.1
Percentage of net revenues                         19%                      16%                      16%

Purchase price adjustment-compensation               -           -            -           -        $10.6
Percentage of net revenues                           -                        -                       6%

Restructure costs                                $(1.4)          -        $64.7           -           -
Percentage of net revenues                         (1%)                     34%                       -


Research and Development. Research and development expenses decreased in 1997 primarily due to the discontinuance of spending on user interface products, partially offset by increased spending on networking products. As a percentage of net revenues, research and development spending on the company's networking products is higher in all periods than research and development spending on the Company's user interface products. The increase in research and development spending in 1996 over 1995 was primarily due to greater spending on the development of networking products. The Company expects research and development costs to increase in the future with all spending related to its networking products.

In Process Research and Development. In process research and development charges incurred in 1996 are a result of the acquisition of the ethernet switching and other assets from Bit.

Marketing, General, and Administrative. Marketing, general and administrative expenses declined primarily due to the reduction in expenses and personnel resulting from the third quarter 1996 restructuring of the non-networking operations. The increase in these expenses as a percentage of net sales reflects increased spending on networking products and a decline in total net revenues. Spending on marketing, general and administrative expenses did not change substantially between 1995 and 1996 as increases related to its networking products, primarily related to increased staffing, were offset by declines in these expenses and the headcount of user interface groups due to the restructuring.

Purchase Price Adjustment. In completing the acquisition of the networking business in the third quarter of 1995, the Company recorded a $10.6 million charge relating to the compensation expense associated with the purchase price adjustment shares reserved for issuance to the employee shareholders of the acquired business. The $9.1 million balance of the acquisition cost was allocated to goodwill. (See Note 2 to Consolidated Financial Statements.)

Restructure and Other Costs. 1996 restructure costs are part of a $69.4 million charge recorded in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's other non-networking product operations. All material aspects of the restructuring were completed by the end of 1997 when the Company recorded a recovery of $1.4 million from the reversal of the excess accrued restructure charge. (See Note 11 to Consolidated Financial Statements).

Year 2000 Computer Systems Issues. The Company is aware of the issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize date sensitive information as the next millennium (year 2000) approaches. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company uses commercially available standard software for its critical operating and financial applications. One vendor of software used by the Company is still modifying its code to become year 2000 compliant and anticipates completion early in 1998. If the vendor does not successfully modify its code the Company could be forced to purchase a competing system that is year 2000 compliant and incur installation and other costs. The installation of a replacement system for those applications that are currently not year 2000 compliant is not anticipated to be material to the Company's financial position or results of operations in any given year.

The Company's suppliers and customers are generally much larger organizations than the Company with a greater number of suppliers and customers of their own. The Company believes that many of its suppliers and customers have not completed their own systems modification to be year 2000 compliant. The failure of significant suppliers or customers of the Company to become year 2000 compliant could have material adverse consequences to the Company. Those consequences could include the inability to receive product in a timely manner or lost sales opportunities either of which could result in a material decline in the Company's revenues and profits.

Interest Income, Net ($000,000)

                                     1997     Change    1996     Change    1995
                                     ----     ------    ----     ------    ----

Interest income (expense), net       $1.0       54%     $0.7      37%      $0.5

Percentage of net revenues            0.8%               0.4%               0.3%


Interest Income, net. Interest income increased in 1997 and 1996 due to higher cash balances available to invest and earn interest. Interest expense increased in 1997 and 1996 due principally to increased debt associated with capital lease obligations.

Gain on sale of SiTel Sierra. During the fourth quarter of 1995, the Company sold its interest in SiTel-Sierra, B.V. to National Semiconductor Corporation for $7.0 million in cash. This transaction resulted in a pre-tax gain of $6.7 million. The Company acquired its shares of SiTel-Sierra, B.V., a joint venture with TriTech Microelectronics Pte. Ltd. of Singapore, in 1994 in exchange for the contribution of a license to certain technology owned by the Company and certain assets of Sierra Semiconductor B.V, the Company's subsidiary.

Provision for Income Taxes. The 1997 income tax provision reflects taxes provided for the Company's foreign operations which are primarily in Canada. U.S. taxes for 1997 were eliminated by tax losses realized from the Company's
1996 restructuring. The 1996 income tax rate reflects the effect of a nondeductible $7.8 million charge for the purchase of in-process research and development relating to the Bit acquisition and taxes on foreign operations. The 1996 U.S. tax provision was reduced by the utilization of net operating losses and tax credit carry forwards. The 1996 modem chipset business restructure charge of $69.4 million did not result in a tax benefit because of the uncertainty of future U.S. income as required by Statement of Financial Accounting Standards No. 109. The 1995 income tax provision reflects the effect of a nondeductible $10.6 million charge for the purchase price adjustment of the Company's Canadian networking business

Discontinued Operations. During the fourth quarter of 1995, the Company and its Board of Directors reached a decision to offer Prometheus for sale and, as a result, it was reported as a discontinued operation in the Company's consolidated financial statements. The Company recorded a $17.9 million charge to discontinued operations to write down the assets and accrue additional liabilities including a provision for future losses from operations. The effort to sell Prometheus was not successful and the Company has subsequently completed the closure of Prometheus. Hardware and technical support functions related to product warranty support on the installed base of products previously sold were carried out in 1996 and 1997 with costs recorded against the discontinued operations provision established in 1995.

Liquidity and Capital Resources. The Company's cash and cash equivalents and short term investments increased from $42.1 million at the end of 1996 to $69.2 million at the end of 1997. During 1997 the Company's operating activities provided $39.0 million in cash which included $34.3 million in net income and $9.2 million in depreciation and amortization as well as the working capital impact of completing the restructuring. Investing activities included $8.2 million in purchases of new plant and equipment during 1997 and proceeds from the disposal of assets, most of which were related to the non-networking business, of $7.6 million. The Company increased its short term investments by $34.3 million during the year. The Company used a net $14.4 million in cash during 1997 to decrease its debt and capital lease obligations. Proceeds from the issuance of common stock, principally under the Company's stock option and purchase plans, totaled $6.2 million.

As at December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $69.2 million. In the fourth quarter of 1996, as a result of the restructure charge, the Company's line of credit agreement with a bank was renegotiated to allow the Company to borrow up to $10 million under the line of credit, provided that each borrowing is fully secured by cash. There were no amounts outstanding under the line of credit at the end of either 1996 or 1997. The Company cannot sell, transfer, assign, mortgage, pledge, lease, grant a security interest or encumber any of its assets without the bank's prior written consent. The completion of the restructuring in the fourth quarter of 1997 has resulted in the Company being able to negotiate with a number of banks to obtain a new line of credit. The Company expects that a less restrictive line will be available in 1998 to replace the current line of credit which expires March 31, 1998.

The Company has wafer supply agreements with two independent foundries that together supply substantially all of the Company's products and include deposits made to secure access to wafer fabrication capacity. One of those supply agreements was amended in the fourth quarter of 1996 while the other was rewritten in the fourth quarter of 1996 and amended in the third quarter of 1997. At December 31, 1997 and 1996, the Company had $27.1 million in deposits with those foundries and was in compliance with its foundry agreements. Although there are no minimum unit volume requirements, the Company is obligated under one of the foundry agreements to purchase in future periods a minimum percentage of its total annual wafer requirements, provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. Non-compliance with the terms of the agreements may be cause for termination of the agreement by either party. The Company purchased $13.2 million from its foundry suppliers during 1997 compared to $46.1 million under agreements in existence in 1996. Those amounts may or may not be indicative of any future period since wafers are sold based on current market pricing and the Company's volume requirements change in relation to sales of its products.

In each year, the Company is able to receive a portion of the deposits provided to the foundries based on the annual purchases from those foundries as compared to the target levels in the agreements. Based on 1997 purchases the Company is expected to receive a $4.0 million refund from one of the foundries in the first quarter of 1998. If the Company does not receive the balance of its deposits back during the course of the agreements, then the deposits will be returned to the Company at the termination of the agreements.

The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through the end of 1998. The Company expects to purchase or arrange capital leases for approximately $21 million of new capital expenditures during 1998. In 1997 actual capital expenditures and capital leases totaled $12 million. No additional deposits to secure foundry capacity are expected in 1998.

The Company's future capital requirements will depend on many factors, including, among others, product development, deposits for additional wafer fabrication capacity, and acquisitions of complementary businesses, products or technologies. To the extent that existing resources and funds generated by future earnings are insufficient to fund the Company's operations, the Company may need to raise additional funds through public or private debt or equity financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. If adequate funds are not available, the Company may be required to delay, limit or eliminate some or all of its proposed operations which could have a material adverse impact on the Company.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Disclosures under this item are not required for the current fiscal year.


ITEM 8.   Financial Statements and Supplementary Data.

The chart entitled "Quarterly Data (Unaudited)" contained in Item 6 Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

                               PMC-Sierra, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


Consolidated Financial Statements Included in Item 8:
                                                                            Page

Report of Deloitte & Touche, Independent Auditors......................      --

Report of Ernst & Young LLP, Independent Auditors......................      --

Consolidated Balance Sheets at December 31, 1997 and 1996..............      --

Consolidated Statements of Operations for each of the three
    years in the period ended December 31, 1997........................      --

Consolidated Statements of Shareholders' Equity for each of
    the three years in the period ended December 31, 1997..............      --

Consolidated Statements of Cash Flows for each of the three
    years in the period ended December 31, 1997........................      --

Notes to Consolidated Financial Statements.............................      --


Schedules  for each of the three  years in the period  ended
December 31, 1997 included in Item 14 (d):

II  Valuation and Qualifying Accounts..................................      --

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

                Report of Deloitte & Touche, Independent Auditors

The Board of Directors and Stockholders of PMC-Sierra, Inc.


We have audited the accompanying consolidated balance sheet of PMC-Sierra, Inc. as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1997 listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Deloitte & Touche


DELOITTE & TOUCHE
Vancouver, British Columbia
January 22, 1998

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders of PMC-Sierra, Inc.
(formerly Sierra Semiconductor Corporation)

We have audited the accompanying consolidated balance sheet of PMC-Sierra, Inc. (formerly Sierra Semiconductor Corporation) as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMC-Sierra, Inc. (formerly Sierra Semiconductor Corporation) as of December 31, 1996 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ Ernst & Young LLP


ERNST & YOUNG LLP
San Jose, California
January 22, 1997


                                           PMC-Sierra, Inc.
                             (Formerly Sierra Semiconductor Corporation)
                                      CONSOLIDATED BALANCE SHEETS
                                            (in thousands)
                                                                                   December 31,
                                                                          ---------------------------
                                                                              1997             1996
ASSETS:
Current assets:
   Cash and cash equivalents                                              $    27,906      $   35,038
   Short-term investments                                                      41,334           7,024
   Accounts receivable, net of allowance for doubtful
       accounts of $1,070 and $842 in 1997 and 1996, respectively
       (including $469 and $3,662 due from related parties in 1997
       and 1996, respectively, see Note 9)                                     15,103          13,907
   Inventories                                                                  3,199           9,232
   Prepaid expenses and other current assets                                    1,958           3,104
   Short-term deposits for wafer fabrication capacity                           4,000               -
                                                                           -----------     -----------
       Total current assets                                                    93,500          68,305

Property and equipment, net                                                    19,699          16,678
Goodwill and other intangible assets, net of accumulated
    amortization of $3,668 ($2,305 in 1996)                                     8,635          10,188
Investments and other assets                                                    4,424           7,623
Deposits for wafer fabrication capacity                                        23,120          27,120
                                                                           -----------     -----------
                                                                           $  149,378      $  129,914
                                                                           ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                        $    7,421      $    9,648
   Accrued liabilities                                                         13,751           9,546
   Accrued income taxes                                                         8,780           4,050
   Accrued restructure costs                                                        -          16,754
   Current portion of obligations under capital leases and long-term debt       4,652           6,269
   Net liabilities of discontinued operations                                     301           1,600
                                                                           -----------     -----------
       Total current liabilities                                               34,905          47,867


Deferred income taxes                                                           4,023           2,741
Noncurrent obligations under capital leases and long-term debt                  9,092          18,368
Commitments and contingencies (Note 6)                                              -               -
Special shares convertible into PMC common stock
    1,618 shares in 1997 (1,937 shares in 1996)                                10,793          12,494

Shareholders' equity:
   Preferred stock, par value $0.001; 5,000 shares authorized,                      -               -
       none outstanding
   Common stock, par value $0.001; 50,000 shares authorized;                       30         135,320
       29,750 issued and outstanding in 1997 (28,647 in 1996)
   Additional paid in captial                                                 143,153               -
   Accumulated deficit                                                        (52,618)        (86,876)
                                                                           -----------     -----------
       Total shareholders' equity                                              90,565          48,444
                                                                           -----------     -----------
                                                                           $  149,378      $  129,914
                                                                           ===========     ===========


See notes to consolidated financial statements.


                                                     PMC-Sierra, Inc.
                                        (Formerly Sierra Semiconductor Corporation)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except for per share amounts)

                                                                             Year Ended December 31,
                                                             -------------------------------------------------
                                                                   1997              1996              1995
Net revenues (1)                                             $   127,166         $   188,371       $  188,724
Cost of revenues                                                  33,065              94,948           97,110
                                                             ------------        ------------      -----------
      Gross profit                                                94,101              93,423           91,614

Other costs and expenses:
      Research and development                                    22,880              29,350           23,428
      Marketing, general and administrative                       23,663              30,691           30,051
      In process research and development                              -               7,783                -
      Purchase price adjustment - compensation                         -                   -           10,624
      Restructure and other costs                                 (1,383)             64,670                -
                                                             ------------        ------------      -----------
Income (loss) from operations                                     48,941             (39,071)          27,511
Interest income, net                                               1,044                 679              497
Gain on sale of SiTel Sierra                                           -                   -            6,700
                                                             ------------        ------------      -----------
Income (loss) before provision for income taxes                   49,985             (38,392)          34,708

Provision for income taxes                                        15,727               9,758           10,732
                                                             ------------        ------------      -----------
Income (loss) from continuing operations                          34,258             (48,150)          23,976
                                                             ------------        ------------      -----------
Loss from discontinued operations                                      -                  -            (4,591)
Loss on disposal of discontinued operations                            -                  -           (17,906)
                                                             ------------        ------------      -----------
Loss from discontinued operations                                      -                  -           (22,497)
                                                             ------------        ------------      -----------
Net income (loss)                                            $    34,258         $   (48,150)      $    1,479
                                                             ============        ============      ===========



Basic net income (loss) per share:
    from continuing operations                               $      1.10         $     (1.62)      $     0.89
    from discontinued operations                                       -                   -            (0.83)
                                                             ------------        ------------      -----------
    Net income (loss)                                        $      1.10         $     (1.62)      $     0.06
                                                             ============        ============      ===========

Diluted net income (loss) per share:
    from continuing operations                               $      1.05         $     (1.62)      $     0.84
    from discontinued operations                                       -                   -            (0.79)
                                                             ------------        ------------      -----------
    Net income (loss)                                        $      1.05         $     (1.62)      $     0.05
                                                             ============        ============      ===========

Shares used to calculate:
    Basic net income (loss) per share                             31,043              29,719           27,018
    Diluted net income (loss) per share                           32,642              29,719           28,620



See notes to consolidated financial statements.




(1) Including $9,221, $25,520 and $46,074 from related parties in 1997, 1996 and 1995 respectively. See Note 9.

                                                            PMC-Sierra, Inc.
                                               (Formerly Sierra Semiconductor Corporation)
                                             Consolidated Statement of Shareholders' Equity
                                                             (in thousands)
                                       Convertible
                                     Preferred Stock          Common Stock      Additional               Shareholders'     Total
                                   --------------------  --------------------     Paid in   Accumulated     Notes      Shareholders'
                                   Shares       Amount    Shares       Amount     Capital     Deficit     Receivable      Equity
Balances at December 31, 1994          11     $    234    20,913   $   74,897    $      -  $  (40,204)    $    (62)     $  34,865

Conversion of convertible
  preferred stock into
  common shares                       (11)        (235)       25          235           -           -            -              -
Issuance of common shares
  under stock benefit plans             -            -       793        3,520           -           -            -          3,520
Accretion of redeemable
  convertible preferred stock           -            1         -            -           -          (1)           -              -
Sale of common shares, net
  of issuance costs of $1,484           -            -     1,150       19,216           -           -            -         19,216
Conversion of special shares
  into common shares                    -            -     3,722       19,906           -           -            -         19,906
Tax benefit of stock option
  transactions                          -            -         -        1,984           -           -            -          1,984
Payment of shareholders' notes
  receivable                            -            -         -            -           -           -           30             30
Net income                              -            -         -            -           -       1,479            -          1,479
                                 ---------  -----------  --------  -----------  ---------- -----------   -----------   -----------
Balances at December 31, 1995           -            -    26,603      119,758           -     (38,726)         (32)        81,000

Issuance of common shares
  under stock benefit plans             -            -       604        3,072           -           -            -          3,072
Issuance of common stock to
 capitalize PMC-Portland and
 acquire assets of Bit, Inc.           -            -        804        6,788           -           -            -          6,788
Adjustment to prior year common
  stock issuance costs                  -            -         -           38           -           -            -             38
Conversion of special shares
  into common shares                    -            -       636        3,036           -           -            -          3,036
Tax benefit of stock option
  transactions                          -            -         -        2,628           -           -            -          2,628
Payment of shareholders' notes
  receivable                            -            -         -            -           -           -           32             32
Net loss                                -            -         -            -           -     (48,150)           -        (48,150)
                                 ---------  -----------  --------  -----------  ---------- -----------   -----------   -----------
Balances at December 31, 1996           -            -    28,647      135,320           -     (86,876)           -         48,444

Conversion of special shares
  into common shares                    -            -       319        6,162           -           -            -          6,162
Issuance of common shares
  under stock benefit plans             -            -       784        1,701           -           -            -          1,701
Reclassification on
  reincorporation                       -            -         -     (143,153)    143,153           -            -              -
Net income                              -            -         -            -           -      34,258            -         34,258
                                 ---------  -----------  --------  -----------  ---------- -----------   -----------   -----------
Balances at December 31, 1997           -     $      -    29,750   $       30   $ 143,153  $  (52,618)   $       -     $   90,565
                                 =========  ===========  ========  ===========  ========== ===========   ===========   ===========



See notes to consolidated financial statements.


                                                       PMC-Sierra, Inc.
                                         (Formerly Sierra Semiconductor Corporation)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Increase (Decrease) in cash and cash equivalents
                                                        (in thousands)


                                                                                            Year Ended December 31,
                                                                            ---------------------------------------------------
                                                                                  1997               1996             1995

Cash flows from operating activities:
    Net income (loss)                                                        $    34,258        $    (48,150)      $    1,479
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation and amortization                                               9,150              10,922            8,888
       Loss on disposal of equipment                                                 258                   -                -
       Acquisition of in process technology and development
         from purchase of net assets of Bit, Inc.                                      -               7,783                -
       Compensation expense from purchase price adjustment
         of PMC-Sierra Ltd. acquisition                                                -                   -           10,624
       Loss on discontinued operations of Prometheus Products, Inc.                    -                   -           17,906
       Loss (recovery) related to restructure reserve (Note 11):
         Accounts receivable                                                           -               5,047                -
         Inventory                                                                 1,371              23,000                -
         Prepaid expenses                                                              -               1,061                -
         Impairment of long-lived assets                                            (942)             16,425                -
         Impairment of goodwill of Holland operations                                  -               2,459                -
         Accruals for restructure related costs:
            Severance and related costs                                              376               6,985                -
            Purchase commitments and other accruals                               (2,340)              9,002                -
            Excess facilities costs                                                 (496)              3,411                -
            Costs for closure of European subsidiaries                               648               1,980                -
       Changes in assets and liabilities
         Accounts receivable                                                      (1,196)             20,023          (16,855)
         Inventories                                                               4,662             (17,389)          (3,772)
         Prepaid expenses and other                                                1,146                (711)         (11,390)
         Accounts payable and accrued liabilities                                  8,380             (15,109)          17,801
         Accrued restructuring costs                                             (14,942)             (4,624)               -
         Net assets/liabilities associated with discontinued operations           (1,299)             (2,496)          (4,733)
                                                                           ---------------------------------------------------
            Net cash provided by operating activities                             39,034              19,619           19,948
                                                                           ---------------------------------------------------

Cash flows from investing activities:
    Proceeds from sales/maturities of short-term investments                      24,877              15,984            3,188
    Purchases of short-term investments                                          (59,187)            (19,004)          (3,984)
    Investments in other companies                                                (3,000)             (3,162)          (1,430)
    Decrease in investments and other                                                  -                   -              150
    Purchase of Bit, Inc. assets, net of cash acquired                                 -                  71                -
    Proceeds from sale of equipment and capacity assets                            7,631                   -                -
    Purchases of plant and equipment                                              (8,221)             (4,000)         (10,909)
                                                                           ---------------------------------------------------
            Net cash used in investing activities                                (37,900)            (10,111)         (12,985)
                                                                           ---------------------------------------------------

Cash flows from financing activities:
    Proceeds from payments of notes receivable                                         -                  32               30
    Proceeds from issuance of long-term debt                                           -                 353            2,592
    Repayment of notes payable and long-term debt                                 (2,640)            (17,588)          (1,794)
    Proceeds from sale/leaseback of captial equipment                              1,107                   -                -
    Principal payments under capital lease obligations                           (12,895)             (2,310)          (1,217)
    Proceeds from issuance of common stock                                         6,162               3,110           22,737
                                                                           ---------------------------------------------------
            Net cash provided by (used in) financing activities                   (8,266)            (16,403)          22,348
                                                                           ---------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              (7,132)            (6,895)          29,311
Cash and cash equivalents, beginning of the year                                  35,038             41,933           12,622
                                                                           ---------------------------------------------------
Cash and cash equivalents, end of the year                                  $     27,906       $     35,038     $     41,933
                                                                           ===================================================


See notes to consolidated financial statements.

                                                            PMC SIERRA, INC.
                                              (Formerly Sierra Semiconductor Corporation)
                                                  Consolidated Statement of Cash Flows
                                                             (in thousands)

                                                                                                Year Ended December 31,
                                                                                 --------------------------------------------------
                                                                                           1997             1996            1995

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                          $     1,954      $     1,278      $      926
    Cash paid for income taxes                                                            7,227           11,820           1,851
Supplemental disclosures of noncash investing and financing activities:
    Conversion of convertible preferred stock into common stock                               -                -             235
    Capital lease obligations incurred for purchase of property and equipment             3,536           16,145           4,069
    Issuance of PMC special shares to be exchanged for common shares                          -                -          18,935
    Conversion of PMC special shares into common stock                                    1,701            3,036          19,906
    Short-term debt obligations incurred for wafer fabrication capital deposits               -                -          30,240
    Cancellation of short-term debt obligations incurred for
      wafer fabrication capacity                                                              -          (15,120)              -



During the years ended December 31, 1997, 1996 and 1995, the Company retired assets with an original cost of $11,091, $10,377, and $2,851, respectively, and related accumulated depreciation of $10,270, $9,858, and $2,839, respectively.


See notes to consolidated financial statements.



                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995



NOTE 1.   Summary of Significant Accounting Policies

Name Change and Delaware Reincorporation. The Company changed its name from Sierra Semiconductor Corporation to PMC-Sierra, Inc. on June 13, 1997 and reincorporated in Delaware on July 10, 1997.

Basis of presentation. The accompanying consolidated financial statements include the accounts of PMC-Sierra, Inc. (formerly Sierra Semiconductor Corporation) ("the Company" or "PMC") and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated from the consolidated financial statements. The Company's fiscal year ends on the Sunday closest to December 31. For ease of presentation, December 31 has been utilized as the fiscal year end for all financial statement captions. Fiscal years 1997, 1996 and 1995 each consisted of 52 weeks.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Actual results may differ from those estimates.

Cash, cash equivalents and short-term investments. Cash equivalents are defined as highly liquid debt instruments with original maturities at date of acquisition of 90 days or less that have insignificant interest rate risk. Short-term investments are defined as money market instruments with original maturities greater than 90 days, but less than one year. The Company maintains its cash, cash equivalents and short-term investments in various financial instruments with various banks and investment banking institutions. The diversification of risk is consistent with Company policy to preserve the principal and maintain liquidity.

Under Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized against interest income over the life of the investment.

Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains or losses on available-for-sale securities have not been included in equity as such amounts are immaterial. Realized gains and losses judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995




Investments at December 31, 1997 mature through February 1998 and are classified as follows (in thousands):

                                                                Gross Unrealized
                                              Amortized    -------------------------- Estimated
                                                Cost          Gains        Losses     Fair Value
Held-to-maturity investments
   Daily demand investments                    $  22,501     $       -    $        -    $  22,501
   Commercial paper                               44,345            66             -       44,411
                                             ------------  ------------ ------------- ------------
Total Investments                              $  66,846     $      66    $        -    $  66,912
                                             ============  ============ ============= ============

Total included in cash and cash equivalents    $  25,512     $       2    $        -    $  25,514
Total included in short-term investments          41,334            64             -       41,398
                                             ------------  ------------ ------------- ------------
Total Investments                              $  66,846     $      66    $        -    $  66,912
                                             ============  ============ ============= ============



Investments at December 31, 1996 matured through February 1997 and were classified as follows (in thousands):

                                                                Gross Unrealized
                                               Amortized   --------------------------  Estimated
                                                 Cost         Gains         Losses     Fair Value
Held-to-maturity investments
   Banker's acceptances                        $   1,711     $       -    $        -    $   1,711
   Commercial paper                               21,470             2             -       21,472
                                             ------------  ------------ ------------- ------------
Total Investments                              $  23,181     $       2    $        -    $  23,183
                                             ============  ============ ============= ============

Total included in cash and cash equivalents    $  16,157     $       1    $        -    $  16,158
Total included in short-term investments           7,024             1             -        7,025
                                             ------------  ------------ ------------- ------------
Total Investments                              $  23,181     $       2    $        -    $  23,183
                                             ============  ============ ============= ============


Proceeds from sales and realized gains or losses on sales of available-for-sale securities for all years presented were immaterial.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value).

The components of inventories are as follows (in thousands):

                                                      December 31,
                                            ------------------------------
                                                 1997             1996

Work-in-progress                              $     2,316      $    3,335
Finished goods                                        883           5,897
                                            --------------    ------------
                                              $     3,199      $    9,232
                                            ==============    ============

Property and equipment, net. Depreciation and amortization of property and equipment are provided on the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or the applicable lease term, whichever is shorter. The carrying value of property and equipment is reviewed periodically for any permanent impairment in value.

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995




The components of property and equipment are as follows (in thousands):


                                                     December 31,
                                             ------------------------------
                                                   1997            1996

Machinery and equipment                        $    31,353     $    39,854
Leasehold improvements                               2,006           1,117
Furniture and fixtures                               1,666           1,890
                                             --------------  --------------
Total cost                                          35,025          42,861
Accumulated depreciation                           (15,326)        (26,183)
                                             --------------  --------------
                                               $    19,699     $    16,678
                                             ==============  ==============


Goodwill and other intangible assets. Goodwill associated with acquisitions is being amortized on a straight-line basis over ten years and is carried at a net book value of $7.0 million and $7.9 million at December 31, 1997 and 1996, respectively. Purchased technology is being amortized on a straight-line basis over seven years. Among other considerations, to assess impairment, the Company periodically estimates undiscounted future cash flows to determine that they exceed the unamortized balance of the related intangible asset.

Deposits for wafer fabrication capacity. The Company has wafer supply agreements with two independent foundries that together supply substantially all of the Company's products and include deposits made to secure access to wafer fabrication capacity. One of those supply agreements was amended in the fourth quarter of 1996 while the other was rewritten in the fourth quarter of 1996 and amended in the third quarter of 1997. At December 31, 1997, the Company had $27.1 million in deposits with those foundries and was in compliance with its foundry agreements. Although there are no minimum unit volume requirements, the Company is obligated under one of the foundry agreements to purchase in future periods a minimum percentage of its total annual wafer requirements, provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. Non-compliance with the terms of the agreements may be cause for termination of the agreement by either party. The Company purchased $13.2 million from its foundry suppliers during 1997 compared to $46.1 million under agreements in existence in 1996. Those amounts may or may not be indicative of any future period since wafers are sold based on current market pricing and the Company's volume requirements change in relation to sales of its products.

In each year, the Company is able to receive a portion of the deposits provided to the foundries based on the annual purchases from those foundries as compared to the target levels in the agreements. Based on 1997 purchases, the Company expects to receive a $4.0 million refund from one of the foundries in the first quarter of 1998. If the Company does not receive the balance of its deposits back during the course of the agreements, then the deposits will be returned to the Company at the termination of the agreements.

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995



Accrued liabilities. The components of accrued liabilities are as follows (in thousands):

                                                        December 31,
                                               ------------------------------
                                                    1997            1996

Accrued compensation and benefits                $     4,590     $     3,846
Accrued royalties                                        521           1,628
Other accrued liabilities                              8,640           4,072
                                               --------------  --------------
                                                $     13,751    $      9,546
                                               ==============  ==============


Foreign currency translation. For all foreign operations, the U.S. dollar is the functional currency. Assets and liabilities are remeasured at the year-end exchange rates. Statements of operations are remeasured at the average exchange rates during the year. Gains and losses from foreign currency remeasurement are included in interest income and other, net.

The Company may enter into foreign currency forward exchange contracts (forward contracts) to reduce the impact of currency fluctuations on monetary asset and liability positions of its foreign subsidiaries. At December 31, 1997 and 1996, the Company had no outstanding forward contracts.

Concentration of credit risk. The Company believes that the concentration of credit risk in its trade receivables with respect to the high-technology industry is substantially mitigated by the Company's credit evaluation process, large number of customers, relatively short collection terms, and the geographical dispersion of sales. The Company generally does not require collateral.

Revenue recognition. Net revenues are stated net of discounts and allowances. Revenue is recognized at the time of shipment to the customer. In addition, reserves are provided currently for estimated product returns and price protection that may occur under Company programs. At December 31, 1997 and 1996, this reserve was approximately $2 million. In conjunction with the 1996 restructure reserve, the Company accrued $5 million which included a provision for price protection and product returns. Such reserves were not material at December 31, 1995.

Interest income, net. The components of interest income, net are as follows (in thousands):


                                    Year Ended December 31,
                         -----------------------------------------------
                                 1997            1996            1995

Interest income            $      3,146    $      1,840    $      1,244
Interest expense                 (1,949)         (1,278)           (892)
Other                              (153)            117             145
                         ---------------  --------------  --------------
                           $      1,044    $        679    $        497
                         ===============  ==============  ==============


Net income (loss) per common share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128), which established new standards for computing and presenting earnings per share effective for fiscal years ending after December 15, 1997. With SFAS 128, primary earnings per share is replaced by basic earnings per share which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of diluted earnings per share which includes the potential dilution that could occur if common stock equivalents or other potentially dilutive securities were exercised or converted into common stock. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive, except pursuant to the Securities and Exchange Commission Staff Accounting Bulletins. The PMC-Sierra Ltd. Special Shares have been included in the calculation of basic net income (loss) per share.

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995





Income Taxes. Taxes are reported under Statement of Financial Accounting Standards No. 109 and, accordingly, deferred income taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

Stock Compensation. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," (SFAS 123) permits, but does not require, companies to recognize compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant or modification over the amount an employee must pay to acquire the stock.

As prescribed by SFAS 123, Note 7 to the Consolidated Financial Statements contains a summary of the proforma effects to reported net income and earnings per share for 1997, 1996 and 1995, had the Company elected to recognize compensation expense based on the fair value of the options granted at the grant date. The effects of applying SFAS 123 proforma disclosures may not be likely to be representative of the effects on reported net income for future years.


NOTE 2. Acquisitions, Divestitures and Investments in Other Companies

Bipolar Integrated Technology, Inc.
During the third quarter of 1996, the Company acquired the ethernet switching assets, intellectual property, and certain other assets of Bipolar Integrated Technology, Inc. ("Bit") in exchange for shares of PMC common stock and other consideration. The aggregate value of this transaction was approximately $8.1 million, which includes acquisition costs incurred by the Company. The assets of Bit were acquired in exchange for 804,407 shares of PMC common stock with a value of approximately $6.8 million (based on the market value on the issuance date of PMC common stock issued subject to restrictions on transfer), approximately $0.5 million of net liabilities assumed by the Company's subsidiary, the value of options to purchase common stock of the Company, forgiveness of principal and interest on loans provided by the Company, and cash. The acquisition resulted in a $7.8 million charge for the purchase of in-process research and development. The remaining $0.3 million of technology assets have been capitalized as long term assets which will be amortized over seven years. Results of operations include the costs of continuing the development of products and related activities acquired from Bit after the closure of the acquisition on September 3, 1996. The proforma effect of combining the Bit transaction with the Company's operations in 1995 and prior to the acquisition in 1996 are not reported separately because they are not considered to be material.

I.C. Works, Inc.
In order to secure additional access to wafer fabrication capacity, in 1996 the Company acquired $3 million of preferred stock of I.C. Works Inc. ("ICW"), a foundry located in San Jose, California. Under the arrangement with ICW, the Company also provided semiconductor manufacturing equipment to ICW, which it financed through capital leases. In 1996, as a result of the restructuring of non-networking operations, the Company identified that it would not be able to benefit from the arrangement with ICW and included a $6.9 million provision for impairment of these assets in the restructuring charge.

In 1997, the Company advanced an additional $3 million to ICW and subsequently, ICW sold substantially all of its assets, including the manufacturing assets contributed by the Company. On settlement of its arrangement with ICW, the Company received proceeds of $4.8 million, resulting in the requirement for an additional provision for impairment of $3.5 million. This additional provision was included in the overall recovery from disposal of excess fixed assets and assets related to capacity commitments of $942,000 (see note 11) recorded on completion of the restructuring.

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995




SiTel Sierra B.V.
During the fourth quarter of 1995, the Company sold its interest in SiTel-Sierra B.V. to National Semiconductor Corporation. Proceeds from the sale of this investment of $7 million in cash were received during the first quarter of 1996. This transaction resulted in a pre-tax gain of $6.7 million.

Sierra Wireless, Inc.
On July 7, 1993, the Company and MPR Teltech Ltd. ("MPR") of British Columbia, Canada announced an investment in a new company called Sierra Wireless Inc. (Sierra Wireless). MPR contributed technology licenses in exchange for Sierra Wireless's non-voting preferred stock. In 1993, the Company invested approximately $2.5 million of cash in exchange for shares of Sierra Wireless's non-voting preferred stock. This initial investment was expensed in 1993 as Sierra Wireless was still in its development stage. In 1996, 1995, and 1994, the Company invested an additional approximately $0.2, $1.4, and $2.5 million, respectively, in Sierra Wireless. These investments were capitalized and are being accounted for as an investment in equity shares recorded on the cost basis, since Sierra Wireless is now an operating company. Sierra Wireless has developed and is marketing portable computer modems and modem sub-systems built to Cellular Digital Packet Data (CDPD) performance specifications.

Prometheus Products, Inc.
Prometheus Products, Inc. ("Prometheus") was acquired in 1994 in exchange for the elimination of accounts receivable owed by Prometheus to the Company, a guaranteed cash payment to the shareholders of Prometheus and future cash payments contingent upon future sales and profits for Prometheus. In 1995, the Company decided to dispose of Prometheus and in 1997, the Company has substantially completed the wind-up (See Note 3).

PMC-Sierra
On September 2, 1994, the Company acquired voting control of PMC-Sierra, Ltd. (formerly PMC-Sierra, Inc.) ("LTD") of Burnaby, British Columbia, Canada. LTD supplies broadband transmission and networking chip set products for ATM, SONET/SDH and T1/E1 applications. LTD was established in July 1992 by the Company, which invested approximately $4.9 million of cash in exchange for LTD's non-voting preferred stock representing approximately 61% of LTD's securities on a fully diluted basis; MPR Teltech Ltd., a Canadian corporation which contributed assets and technology licenses in exchange for non-voting preferred stock; a venture capital investor, which purchased non-voting preferred stock for cash; and LTD's employees, who purchased voting common stock.

The Company acquired voting control of LTD through a recapitalization of LTD. In the recapitalization, the Company exchanged its LTD non-voting preferred stock for LTD's voting Ordinary A Shares and LTD's other shareholders exchanged their preferred stock and common stock for LTD A Special Shares. Each LTD A Special Share is currently convertible at the holder's option for two shares of the Company's Common Stock. The Company reserved 5,000,000 shares of its Common Stock for issuance in connection with requests to redeem LTD Special Shares then outstanding or issuable upon exercise. The acquisition of voting control through LTD's recapitalization was accounted for as a purchase of the interests of the other shareholders in LTD.

Under the terms of the recapitalization agreement, in the third quarter of 1995 the Company adjusted the 1994 purchase price paid to the other LTD shareholders. Accordingly, the minority shareholders received additional consideration through the right to acquire an additional 1,294,722 shares of Common Stock in exchange for LTD B Special Shares. The issuance of these shares is reflected in the Company's accompanying financial statements as a special charge to income of $10.6 million relating to compensation expense in 1995 and an increase in goodwill of $9.1 million.

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995



The Special Shares of LTD will be classified outside of shareholders' equity until such shares are exchanged for PMC Common Stock.

Before the recapitalization, the Company held only non-voting preferred stock in LTD, and accordingly LTD's assets, liabilities and operating results were not consolidated with those of the Company. From the date of the recapitalization, LTD's balance sheet and operating results have been consolidated in the Company's financial statements.


NOTE 3. Discontinued Operations

On December 28, 1995, the Company's Board of Directors approved a plan to sell or discontinue the operations of Prometheus. The Company purchased Prometheus in the third quarter of 1994, and has operated it as a separate business unit. Accordingly, Prometheus has been treated as a discontinued operation and the Company's results of continuing operations have been reclassified to remove Prometheus' previously reported results. Revenues of Prometheus were $19,018,000 in 1995. The loss from discontinued operations for the year ended December 31, 1995 is net of an income tax benefit of $742,000. The components of net current liabilities (in 000's) of discontinued operations at December 31, 1997 and 1996 are detailed in the table below.

                                                               December 31,
                                                        -----------------------
                                                            1997         1996

Accrued liabilities                                     $     (301)  $    (753)
Guaranteed royalties                                             -        (847)
                                                        ----------- -----------
Net current liabilities of discontinued operations      $     (301)  $  (1,600)
                                                        =========== ===========

The Company contracted with an investment banking firm in the first quarter of 1996 to engage in efforts to sell Prometheus. The effort to sell Prometheus did not result in a sale and the Company ceased most of its operations in 1996. All costs and operating results of Prometheus for 1997 and 1996 have been recorded against the provision for discontinued operations established in the fourth quarter of 1995.


NOTE 4.  Line of Credit

At December 31, 1997, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $10 million with interest at the bank's certificate of deposit rate plus 3% (annual rate of 8.0% at December 31, 1997). Drawings on the line require a 100% pledge of certificates of deposit. At December 31, 1997 and December 31, 1996, there were no amounts outstanding under the line of credit. The revolving line of credit expires on March 31, 1998.


NOTE 5. Obligations Under Capital Leases and Long Term Debt

The Company leases furniture and equipment under long-term capital leases, which have been accounted for as installment purchases. Accordingly, capitalized costs of approximately $19,965,000 and $22,737,000, respectively, at December 31, 1997 and 1996 and accumulated amortization of approximately $10,774,000 and $4,710,000, respectively, are included in property and equipment.

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995



Future minimum lease payments at December 31, 1997 under capital leases are as follows (in thousands):


Year ended December 31 :
   1998                                                      $      5,484
   1999                                                             4,194
   2000                                                             3,378
   2001                                                             1,163
   2002                                                                 -
                                                            --------------
Total minimum lease payments                                       14,219
Less amount representing interest                                  (1,281)
                                                            --------------
Present value of future net minimum lease payments           $     12,938
                                                            ==============

Long-term debt and obligations under capital leases are as follows (in thousands):


                                                               December 31,
                                                          ----------------------
                                                            1997         1996

Obligations under capital leases with interest ranging
from 7.71% to 21.48%                                       $ 12,938    $ 19,347

Secured equipment loans, payable in 48 monthly
installments with interest ranging from 7.71% to 9.23%            -       3,567

Various unsecured notes, payable in various
installments with interest rates ranging from 0% to 9%          806       1,004

Bank term debt, payable in 37 monthly installments
commencing on December 1, 1994, interest rate at prime
+ 1.75% (10% per annum at December 31, 1996)                      -         719
                                                          ----------  ----------
                                                             13,744      24,637
Less current portion                                         (4,652)     (6,269)
                                                          ----------  ----------
                                                           $  9,092    $ 18,368
                                                          ==========  ==========

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995




Maturities of unsecured notes at December 31, 1997 are as follows (in thousands):


Year ended December 31:
     1998                                           $       101
     1999                                                   101
     2000                                                   101
     2001                                                   101
     2002                                                   101
     Thereafter                                             301
                                                  --------------
                                                    $       806
                                                  ==============


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

The aggregate fair value of the Company's long-term debt and obligations under capital leases at December 31, 1997 and 1996 approximates their carrying value.


NOTE 6. Commitments and Contingencies

Operating leases. The Company leases its facilities under operating lease agreements, which expire at various dates through April 2006. Total rent expense for the years ended December 31, 1997, 1996, and 1995 was $1.3 million, $2.1 million, and $2.3 million, respectively.

Minimum rental commitments under these leases are as follows:

Year ended December 31:
    1998                                          $     1,365
    1999                                                1,328
    2000                                                1,129
    2001                                                1,125
    2002                                                1,080
    Thereafter                                          3,350
                                                --------------
                                                  $     9,377
                                                ==============

Supply agreements. The Company's supply agreement with Chartered Semiconductor ("Chartered") expires on November 17, 1999, but certain provisions have been superceded by a wafer capacity agreement which expires in December 2000 whereby Chartered is obligated to supply the Company with a predetermined number of wafers per quarter. Taiwan Semiconductor Manufacturing Corporation ("TSMC") is obligated to provide certain quantities of wafers per year under an agreement which terminates on December 31, 2000. Neither of the agreements have minimum unit volume requirements but the Company is obligated under one of the agreements to purchase in future periods a minimum percentage of its total annual wafer requirements, provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery.

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

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995



Risks and Uncertainties. Technological change - the markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The carrying value of the Company's products in inventory may be materially impaired in the future should these changes occur more quickly than the Company anticipated. Wafer capacity agreements - as discussed above, the Company has entered into various agreements to secure future wafer capacity. Should the Company need more capacity or if there is a decline in demand for the Company's products thereby reducing the need for this contracted capacity, estimates related to the carrying value of deposits could materially change.


NOTE 7.  Shareholders' Equity

Authorized. On July 10, 1997, the Company was reincorporated into the State of Delaware from the State of California. Prior to the reincorporation, the Company had authorized capital of 55,405,916 shares, 50,000,000 of which were designated "Common Stock", 5,000,000 of which were designated "Preferred Stock", and 405,916 of which were designated "Series D Preferred Stock". All authorized shares had no par value. After the reincorporation, the Company had an authorized capital of 55,000,000 shares, 50,000,000 of which were designated
"Common Stock", $0.001 par value, and 5,000,000 of which are designated "Preferred Stock", $0.001 par value. The excess of the amount recorded as capital stock over the par value of capital stock on reincorporation has been recorded as additional paid in capital at December 31, 1997. The issued and outstanding shares immediately before and after the reincorporation remained the same. The reincorporation included no other significant changes with respect to shares outstanding, reserved shares and various applicable options, rights and warrants.

Common Stock. At December 31, 1997 and 1996, the Company maintained a reserve of 1,618,000 and 1,937,000 shares, respectively, of common stock to be issued to holders of LTD Special Shares and options to purchase LTD Special Shares. The holders of the Special Shares have the right to exchange one A Special Share for two shares of the Company's common stock, and one B Special Share for 0.54612 share of the Company's common stock. Upon exchange, amounts will be transferred from the LTD Special Shares account to the Company's common stock on the consolidated balance sheet.

During 1996, the Company issued a warrant to purchase 25,000 shares of common stock at $9.25 per share to an investment banking firm in settlement for services previously expensed. The warrant expires in August 2000.

The Company has adopted a 1987 Incentive Stock Plan, a 1994 Incentive Stock Plan and its wholly owned subsidiary, PMC-Sierra, Inc. (Portland) has adopted a 1996 Stock Option Plan covering grants of options to purchase the Company's Common Stock (the "Plans"). Under the Plans, Incentive Stock Options may be granted to employees and Non Statutory Options may be granted to employees, directors and consultants, to purchase shares of the Company's Common Stock at not less than 100% and 85%, respectively, of the fair value of the stock on the date granted. The options generally expire within five to ten years and vest over four years.

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995





Option activity under the option plans was as follows:

                                                                                         Weighted Average
                                                Options Available         Number of       Exercise Price
                                                   For Issuance             Shares           Per Share

Outstanding at December 31, 1994                      1,250,852            2,514,304           $4.41
    Authorized                                        1,600,000                    -               -
    Granted  (weighted  average fair value of
       $5.99 per share)                              (1,094,800)           1,094,800          $14.16
    Exercised                                                 -             (588,742)          $4.56
    Expired                                            (809,038)                   -               -
    Canceled                                            305,211             (305,211)          $6.21
                                                     -----------          -----------

Outstanding  at December 31, 1995
    (1,037,181 options exercisable at a
    weighted average price of $5.43).                 1,252,225            2,715,151           $8.13
    Authorized                                        1,250,000                    -               -
    Granted  (weighted  average fair value of
       $6.79 per share)                              (1,403,574)           1,403,574          $14.11
    Exercised                                                 -             (503,825)          $4.74
    Expired                                             (85,980)                   -               -
    Canceled                                            515,878             (515,878)         $12.73
                                                     -----------          -----------

Outstanding  at December 31, 1996
    (1,252,874 options exercisable at a
    weighted average price of $7.44)                  1,528,549            3,099,022          $10.63
    Authorized                                          500,000                    -               -
    Granted  (weighted  average fair value of
       $7.97 per share)                              (1,426,450)           1,426,450          $17.48
    Exercised                                                 -             (693,450)          $7.22
    Expired                                             (36,112)                   -               -
    Canceled                                            484,216             (484,216)         $14.96
                                                     -----------          -----------
Outstanding at December 31, 1997                      1,050,203            3,347,806          $13.62
                                                     ===========          ===========


                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995



The following table summarizes information concerning options outstanding for the combined option plans at December 31, 1997:



                                       Options Outstanding                       Options Exercisable
                       -----------------------------------------------    ------------------------------
                                          Weighted
                                           Average         Weighted                         Weighted
                                          Remaining        Average                          Average
 Range of Exercise         Number        Contractual       Exercise           Number        Exercise
       Prices            Outstanding        Life            Price          Exercisable       Price
       ------            -----------     -----------      ---------        -----------      --------
$ 0.89 - $ 5.88             618,808          5.92           $ 4.30           596,952         $ 4.33
$ 8.63 - $12.00             629,775          8.25           $10.16           389,076         $ 9.94
$12.13 - $14.25             520,813          9.05           $14.08             6,611         $12.78
$14.38 - $21.25           1,283,264          8.62           $16.22           312,902         $16.92
$22.25 - $32.75             295,146          9.41           $28.36            18,632         $24.55
                        ------------                                      -----------
$ 0.89 - $32.75           3,347,806          8.19           $13.62         1,324,173         $ 9.28
                        ============                                      ===========


Employee Stock Purchase Plan In 1991, the Company adopted an Employee Stock Purchase Plan (ESPP) under Section 423 of the Internal Revenue Code and reserved 1,060,000 shares of common stock for issuance under the Plan. Under this Plan, qualified employees may authorize payroll deductions of up to 10% of their compensation (as defined) to purchase common stock at 85% of the lower of fair market value at the beginning or end of the related subscription period. During 1997, 1996 and 1995, respectively, there were 105,149, 79,863 and 164,126 shares issued under the Plan at weighted-average prices of $10.40, $8.38 and $3.99 per share. The weighted-average fair value of the 1997, 1996 and 1995 awards was $6.96, $3.78 and $1.47 per share, respectively. As of December 31, 1997, there were 145,054 shares of common stock available for issuance under the purchase plan.

Stock-based compensation In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 and related interpretations in accounting for its stock-based awards. Accordingly, the Company does not generally recognize compensation expense for employee stock arrangements, which are granted with exercise prices equal to the fair market value at the date of grant.

Proforma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated using the multiple option approach, recognizing forfeitures as they occur, assuming no expected dividends and using the following weighted average assumptions:

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995





                                     Options                      ESPP
                           --------------------------  -------------------------
                            1997     1996     1995       1997     1996    1995
                            ----     ----     ----       ----     ----    ----
Expected life (years)        2.6      2.2      2.5        1.4     0.5     0.5
Expected volatility          0.7      0.8      0.6        0.8     0.8     0.6
Risk-free interest rate      6.0%     5.7%     6.5%       5.9%    5.3%    5.9%

If the computed fair values of 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been:

(in thousands except per share amounts):
                                             1997           1996         1995
                                             ----           ----         ----
Net income (loss)                        $  29,639     $  (54,006)     $    89
Basic net income (loss) per share        $    0.95     $    (1.82)     $     -
Diluted net income (loss) per share      $    0.92     $    (1.82)     $     -

The proforma disclosures above include the effect of SFAS 128 relating to the calculation of earnings per share and Technical Bulletin 97-1, which clarified the application of SFAS 123 to the estimation of fair value of awards under ESPP plans with a multiple year look-back feature.

Because SFAS 123 is applicable only to awards granted or modified subsequent to December 31, 1994, the pro forma effect is not indicative of future proforma adjustments, when the calculation will apply to all applicable stock options.


NOTE 8.  Income Taxes

The income tax provisions, calculated under Statement of Financial Accounting Standard No. 109 ("SFAS 109") consist of the following (in thousands):

                                                                              Year Ended December 31,
                                                                   --------------------------------------------
                                                                          1997           1996           1995

Current:
  Federal                                                           $    (1,289)    $     2,109    $     3,167
  State                                                                       -              42            315
  Foreign                                                                13,934           8,844          5,621
                                                                   --------------  -------------  -------------
                                                                         12,645          10,995          9,103
Deferred:
  Federal                                                                 1,671         (1,799)             -
  Foreign                                                                 1,411            562            887
                                                                   --------------  -------------  -------------
                                                                          3,082         (1,237)           887

Provision for income taxes                                               15,727          9,758          9,990
Benefit allocated to loss from discontinued operations                        -              -            742
                                                                   --------------  -------------  -------------
Provision attributable to continuing operations                     $    15,727     $    9,758    $    10,732
                                                                   ==============  =============  =============


1997 deferred tax assets include a tax benefit of $2,097,000 related to employee stock option benefits which, when benefited, will reduce current tax liabilities and be credited to common stock. Actual 1996 current tax liabilities have been decreased by $2,628,000 due to employee stock option related tax benefits, which were credited to common stock.

A reconciliation between the Company's effective tax rate and the U.S. statutory rate (35% in 1997, 1996 and 1995) is as follows (in thousands):

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995




                                                                   Year Ended December 31,
                                                       -----------------------------------------------
                                                               1997           1996            1995

Tax at U.S. Federal statutory rate                       $    17,495       $  (14,522)    $    12,148
Net operating losses (utilized) not utilized                  (4,508)          11,257          (7,079)
In-process research and development costs
  relating to Bit acquisition                                      -            2,724               -
Non-deductible charges arising from acquisition
  of PMC-Sierra, Ltd.                                              -                -           3,710
Incremental taxes on foreign earnings                          2,258            9,406           1,988
Other                                                            482              893             (35)
                                                       --------------  --------------- ---------------
Provision for income taxes                               $    15,727      $     9,758     $    10,732
                                                       ==============  =============== ===============


Pretax  income  (loss)  from  foreign   operations  was   $37,391,000  in  1997,
$23,044,000 in 1996 and $14,298,000 in 1995.

At December 31, 1997, the Company has federal foreign tax credits of $1,002,000 that expire in 1999 and 2000, if not utilized. The Company has $57,478,000
(including $6,409,000 from Bit) of federal net operating losses which will expire by the year 2012. Utilization of the Bit net operating losses is subject to substantial limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The Company has state research and investment credit carryforwards of $1,881,000 that expire beginning in 2002.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                       December 31,
                                              ------------------------------
                                                    1997            1996
Deferred tax assets:
  Net operating loss carryforwards              $    21,206     $     2,416
  Credit carryforwards                                2,436           2,436
  Inventory valuation                                   229           4,638
  Restructuring and other charges                     5,984          27,662
  Employee stock option benefits                      2,097               -
                                              --------------  --------------
  Total deferred tax assets                          31,952          37,152
  Valuation allowance                               (31,952)        (35,353)
                                              --------------  --------------
 Total net deferred tax assets                            -           1,799
                                              --------------  --------------
Deferred tax liabilities:
  Depreciation                                       (3,554)         (2,143)
  Capitalized technology                               (469)           (598)
                                              --------------  --------------
  Total deferred tax liabilities                     (4,023)         (2,741)
                                              --------------  --------------
Total net deferred taxes                        $    (4,023)    $      (942)
                                              ==============  ==============


During 1997, the valuation allowance decreased by approximately $3,401,000 as a result of utilization of net operating losses. During 1996, the valuation allowance increased by approximately $26,424,000.

NOTE 9.  Related Parties

The Company sold $4,730,000,  $18,936,000,  and $46,074,000 of products in 1997,
1996 and 1995, respectively, to Apple Computer ("Apple"), a company who's former officer is a director of the Company. Outstanding amounts receivable from Apple were $425,000 and $1,733,000 at December 31, 1997 and 1996, respectively.


                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995




The Company also sold $2,555,000 and $6,584,000 of products in 1997 and 1996, to Cisco Systems, Inc. ("Cisco"), a company who's former officer is a director of the Company. Outstanding accounts receivable from Cisco were $14,185 and $1,929,000 as at December 31, 1997 and 1996 respectively.

During 1997, a former officer of Northern Telecom Limited ("Nortel") joined as a director of the Company. The Company sold $1,936,000 of products to Nortel in 1997 and outstanding accounts receivable from Nortel were $30,300 as at December 31, 1997.


NOTE 10.  Segment Information

The Company operates in one industry segment, which is the development, production and sale of high performance semiconductor solutions for the advanced communications markets.

The Company markets products internationally. The following table presents a summary of sales by geographical region.


                                        Year ended December 31,
                             ----------------------------------------------
                                  1997           1996            1995

North America                  $    101,744    $   105,310     $   126,314
Europe and Middle East               11,430         23,684          23,877
Asia                                 13,693         59,377          38,533
Other                                   299              -               -
                             --------------- --------------  --------------
                               $    127,166    $   188,371     $   188,724
                             =============== ==============  ==============

SCI Systems, Inc. an electronic manufacturing service provider for a number of user interface and networking end customers, accounted for 18% of the Company's 1997 sales and less than 10% for 1996 and 1995. In 1997, 1996 and 1995, sales of user interface products to Apple Computer accounted for 4%, 10% and 24%, respectively, of the Company's net revenues.

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995





The Company conducts operations in the United States, Canada and other geographical segments. Net revenues, income (loss) from operations and identifiable assets applicable to operations by geographic segments were as follows (in thousands):

                                                         Year ended December 31,
                                              ----------------------------------------------
                                                   1997           1996            1995

Net revenues:
    United States                               $     41,654    $   125,493     $   149,326
    Canada                                            85,512         62,878          39,398
                                              --------------- --------------  --------------
    Total net revenues                          $    127,166    $   188,371     $   188,724
                                              =============== ==============  ==============

Income (loss) from operations:
    United States                               $      8,388    $   (63,976)    $    10,382
    Canada                                            40,553         24,905          17,129
                                              --------------- --------------  --------------
    Total income (loss) from operations         $     48,941    $   (39,071)    $    27,511
                                              =============== ==============  ==============

Identifiable assets:
    United States                               $     41,962    $    53,989
    Canada                                            93,904         57,510
    Other                                             13,512         18,415
                                              --------------- --------------
    Total assets                                $    149,378    $   129,914
                                              =============== ==============





NOTE 11. Restructuring

On September 29, 1996, the Company recorded charges of $69,370,000 in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. The charges were recorded in cost of sales as an inventory write down ($4,700,000) and as restructure costs in operating expenses ($64,670,000). In 1997, the company recorded a recovery of $1,383,000 from the reversal of the excess accrued restructuring charge related to the completion of the restructuring.

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995





The elements of the restructuring charge are as follows (in thousands):

                                                                                                               Shortfall
                                                                    Accrued        Recovery                    (excess)
                       Restructuring                             restructuring    (Additional                 in accrued
                        charge Sept.   Write-down      Actual    reserve Dec.31   write down)     Actual     restructuring
                         29, 1996      of assets    expenditures     1996          of assets   expenditures     reserve
                       ---------------------------------------------------------------------------------------------------
Write down of
  inventories to net
  realizable value       $ 23,000      $(23,000)      $    -        $    -        $(1,371)    $      -       $    1,371
Employee termination
  benefits                  6,985            -         (2,411)        4,574            -         (4,950)            376
Loss on supplier
  commitments and write
  off of prepaid            9,908          (905)         (409)        8,594            -         (6,254)         (2,340)
Write down of excess
  fixed assets and
  assets related to
  capacity commitments     16,580       (16,580)           -             -            942            -             (942)
Provision for price
  protection and
  product returns           5,047        (5,047)           -             -             -             -               -
Excess facility costs       3,411            -           (408)        3,003            -         (2,507)           (496)
Write down of
goodwill related to
  Company's B.V.
  subsidiary in Holland     2,459        (2,459)           -             -             -             -               -
Severance and closure
  costs related to
  Europe                    1,980            -         (1,397)          583            -         (1,231)            648
                       ------------   -----------   ------------  ------------  -----------  ------------   -------------
                         $ 69,370      $(47,991)      $(4,625)      $16,754       $  (429)    $ (14,942)     $   (1,383)
                       ============   ===========   ============  ============  ===========  ============   =============




As part of this restructuring, the Company ceased manufacturing its modem chipset products in September 1996 and completed the shutdown of the non-networking operations in San Jose by the middle of 1997. As a result of its decision to exit the modem chipset business, the Company identified incremental impairments in the carrying value of its non-networking inventory resulting in a $23,000,000 write down of inventories to net realizable value. In 1997, an additional write down of $1,371,000 was required on disposal of the remaining inventory. The write down has been included in the excess accrued restructure reserve recorded in 1997.

Termination benefits for approximately 245 employees associated with the Company's non-networking operations were paid to employees as they reached their termination dates, between November 1996 and July 1997. As of December 31, 1996, 118 had reached their termination dates and had left the Company. In 1996, the Company charged $6,985,000 in costs relating to employee termination benefits and incurred expenditures of $2,411,000. In 1997, the Company incurred expenditures of $4,950,000 completing the payment of employee termination benefits and the shortfall in the accrual of $376,000 is included in the excess accrued restructure reserve recorded in 1997.

In 1996, the Company recorded charges of $9,908,000 including a write down of $905,000 and expenditures of $409,000 arising from losses on supplier commitments and write off of prepaid expenses. In 1997, the Company settled the remaining supplier commitments and other charges related to the restructuring through expenditures of $6,254,000 and an excess accrual of $2,340,000 was included in the recovery recorded in 1997.

In connection with its decision in 1996 to discontinue non-networking operations, the Company evaluated the ongoing value of the fixed assets and assets related to capacity commitments associated with these operations. Based on this evaluation, the Company identified approximately $2.1 million of non-networking property and equipment that will continue to be utilized in the Company's networking operations. The remaining non-networking assets with a carrying amount of approximately $11.6 million were determined to be impaired and were written down by approximately $9.7 million to their estimated fair market value. In addition, the Company recorded an impairment in value of approximately $6.9 million in certain leased assets related to IC Works Inc. In 1997, on disposal of these assets, the Company realized overall proceeds of $942,000 in excess of the written down value. The excess was included in the recovery recorded in the current year.

                                PMC-Sierra , Inc.
                   (formerly Sierra Semiconductor Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996, 1995




In 1996, the Company charged $3,411,000 relating to excess facility costs primarily consisting of amounts to be incurred by the Company under a seven year non-cancelable operating lease expiring in 2003. In 1996, the Company incurred expenditures of $408,000 related to the charge. In 1997, the Company successfully cancelled the lease resulting in expenditures of $2,507,000 and an adjustment of $496,000 to the excess accrued restructure reserve recovery in the current year.

The Company's operations in Europe were closed as a result of the 1996 decision to exit the modem chipset business. The charges related to the shutdown of the European subsidiaries, including severance payments and excess facilities costs, totalled $1,980,000, with expenditures in 1996 totalling $1,397,000. Additionally, the restructuring charge included a write down of the remaining goodwill of $2,459,000 for the Company's Holland operation. In 1997, the Company competed it's closure of the European operations and incurred expenditures of $1,231,000 resulting in an under accrual of $648,000 which was included in the recovery recorded in the current year.

In conjunction with the decision to exit the modem chipset business, the Company is subject to incremental pricing pressure and potential returns of modem chipset products. In 1996 a non cash charge of $5,047,000 was recorded as a write down of related assets to provide for the potential impact of price protection and product returns.

In  1997,   expenditures   associated   with  the   restructuring   charge  were
approximately $14.9 million which were funded by the Company's cash flow from operations. (1996 - $4.6 million).


NOTE 12.  Earnings (loss) per share.

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:



                                                                                December 31,
                                                               ---------------------------------------------
                                                                      1997           1996           1995

Numerator:
  Net Income (loss)                                              $     34,258    $    (48,150)   $    1,479
                                                               ---------------  --------------  ------------

Denominator:
  Basic weighted average common shares outstanding                     31,043          29,719        27,018
  Effect of dilutive securities:
    Stock options                                                       1,585               -         1,602
    Stock warrants                                                         14               -             -
                                                               ---------------  --------------  ------------
  Diluted weighted average common shares outstanding                   32,642          29,719        28,620
                                                               ===============  ==============  ============

                                                               ---------------  --------------  ------------
Basic net income (loss) per share                                $       1.10    $      (1.62)   $     0.06
                                                               ===============  ==============  ============

                                                               ---------------  --------------  ------------
Diluted net income (loss) per share                              $       1.05    $      (1.62)   $     0.05
                                                               ===============  ==============  ============


(1) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic net income per share.

Share information has been adjusted for a 2 to 1 stock split effective October 5, 1995.


NOTE 13.  Recent Pronouncements.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130), which is required to be adopted for fiscal years beginning on or after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Reclassification of financial statements for earlier periods presented is required. The impact of SFAS 130 on the Company's financial statements is not expected to be material and will be adopted in 1998.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131), which is required to be adopted for fiscal years beginning on or after December 15, 1997. SFAS 131 establishes new standards for the reporting of segmented information in annual financial statements and requires the reporting of certain selected segmented information on interim reports to shareholders. The impact of SFAS 131 on the Company's financial statements is not expected to be material and will be adopted in 1998.

                                    PART III

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 10.  Directors and Executive Officers of the Registrant

The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders ("Proxy Statement"). The following sets forth information regarding executive officers of the Company as of February 28, 1998.

       Name            Age                  Position
       ----            ---                  --------

Robert L. Bailey       40    President and Chief Executive Officer
Greg Aasen             42    Chief Operating Officer
John W. Sullivan       51    Vice President, Finance and Chief Financial Officer

Officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or officers of the Company.

Mr. Bailey has served as President, Chief Executive Officer and Director of the Company since July, 1997. In prior years, Mr. Bailey acted as President and Chief Executive Officer of PMC-Sierra, Ltd. Mr. Bailey was also employed by AT&T-Microelectronics from August 1989 to November 1993 where he served as Vice President of Integrated Microperipheral Products. Mr. Bailey became a director of the Company in October 1996.

Mr. Aasen has served as Chief Operating Officer of the Company since February 1997. Mr. Aasen is a founder of PMC-Sierra, Ltd. and served as its Chief Operating Officer and Secretary since its formation in June 1992. He has served as a director of PMC-Sierra, Ltd. since August 1994. Prior to joining PMC-Sierra Ltd., Mr. Aasen was a General Manager of PMC, a division of MPR Teltech, Ltd.

Mr. Sullivan joined the Company in April 1997 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he was employed by Semitool Inc., a semiconductor equipment manufacturer, as VP Finance from 1993 to 1997. Prior to his employment with Semitool Inc., Mr. Sullivan was employed by United Dominion Industries and Arthur Young & Company.


ITEM 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      1.  Consolidated Financial Statements
             ---------------------------------
             The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

         2.  Financial Statement Schedules
             -----------------------------
             The  financial   statement  schedule  listed  on  page  22  in  the
             accompanying index to financial  statements and financial statement schedule is filed within this Annual Report on Form 10-K.

         3.  Exhibits
             --------
             The exhibits listed under Item 14(c) are filed as part of this Form 10-K Annual Report.

(b)          Reports on Form 8-K
             No reports on Form 8-K were filed by the Company in the quarter ended December 31, 1997.

(c)      Exhibits pursuant to Item 601 of Regulation S-K.

               Exhibit                                   Description                                     Page
               Number                                                                                   Number

                 2.1      Exchange Agreement dated September 2, 1994 between the Company and Ltd.        (C)
                 2.2      Amended and Restated Shareholders' Agreement dated September 2, 1994           (C)
                          among the Shareholders of PMC-Sierra, Inc.
                 2.3      Amendment to Exchange Agreement effective August 9, 1995                       (F)
                 2.4      Agreement and Plan of Merger between Delaware PMC Sierra, Inc., a              (I)
                          Delaware Corporation and PMC-Sierra, Inc., a California Corporation
                 3.1      Certificate of Incorporation                                                   (M)
                3.1A      Certificate of Amendment to the Certificate of Incorporation                    --
                          filed June 13, 1997
                3.1B      Certificate of Amendment to the Certificate of Incorporation                    --
                          filed July 11, 1997
                 3.2      Bylaws, as amended                                                              --
                 4.1      Specimen of Common Stock Certificate                                           (L)
                 4.3      Terms of PMC-Sierra, Inc. Special Shares                                       (D)
                 4.4      Silicon Valley Bank Business Loan Agreement and Promissory Note, each          (G)
                          dated  November  29, 1990 and  Security  Agreement
                          dated February 22, 1990
                4.4B      Amendment dated December 29, 1996 to the Silicon Valley Bank Business          (K)
                          Loan Agreement and Promissory Note, dated November 29, 1990 and
                          Security Agreement dated February 22, 1990.
               10.1B      1987 Incentive Stock Plan, as amended                                          (B)
                10.2      1991 Employee Stock Purchase plan, as amended                                  (A)
                10.4      Form of Indemnification Agreement between the Company and its directors        (I)
                          and officers

               Exhibit                                   Description                                     Page
               Number                                                                                   Number

                10.8      Warrants to Purchase Common Stock                                              (A)
               10.8B      Warrant Purchase Agreement and Warrants to Purchase Shares of Common           (K)
                          Stock dated August 28, 1996
               10.9D      Technology License Agreement dated November 18, 1987, as amended               (A)
                          July 17, 1990
               10.17      PMC-Sierra, Inc. 1994 Incentive Stock Plan                                     (E)
               10.18      Deposit Agreement with Chartered Semiconductor Pte. Ltd.*                      (H)
              10.18B      Amendment Agreement (No. 1) to Deposit Agreement with Chartered                (K)
                          Semiconductor Pte. Ltd.*
               10.19      Option Agreement among Sierra Semiconductor Corporation, PMC-Sierra,           (K)
                          Inc., and Taiwan Semiconductor Manufacturing Corporation*
               10.21      PMC-Sierra Inc. (Portland) 1996 Stock Option Plan                               --
               10.22      Net Building Lease (PMC-Sierra, Ltd.), dated May 15, 1996                      (K)
                11.1      Calculation of earnings per share                                              (O)
                16.1      Letter regarding change in certifying accountant                               (N)
                21.1      Subsidiaries                                                                    --
                23.1      Consent of Ernst & Young LLP, Independent Auditors                              --
                23.2      Consent of Deloitte & Touche, Independent Auditors                              --
                24.1      Power of Attorney                                                               --



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

                 (C)     Incorporated by reference from the same-numbered exhibit filed with the Registrant's Current Report on Form 8-K, filed on September 16,
                         1994, as amended.

                 (D)     Incorporated by reference from exhibit 4 of the Schedule 13-D filed on
                         November 2, 1994 by GTE Corporation.

                 (E)     Incorporated by reference from the same numbered exhibit filed with the Registrant's Form 10-K Annual report for the fiscal year ended
                         January 2, 1994.

                 (F)     Incorporated by reference from exhibit 2.1 filed with Registrant's
                         Current Report on Form 8-K, filed on September 6, 1995, as amended on
                         October 6, 1995.

                 (G)     Incorporated by reference from the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-39406).

                 (H)     Incorporated by reference from the same numbered exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended
                         December 31, 1995.

                 (I)     Incorporated by reference from the same numbered exhibit filed with
                         Registrant's Form 10-Q for the quarter ended June 30, 1997.

                 (J)     Incorporated by reference from exhibit 3.1 filed with Registrant's
                         Form 10-Q for the quarter ended June 30, 1997.

                 (K)     Incorporated by reference from the same numbered exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended
                         December 31, 1996.

                 (L)     Incorporated by reference from exhibit 4.4 filed with Registrant's
                         Current Report on Form 8-K, filed on August 29, 1997.

                 (M)     Incorporated by reference from exhibit 3.1(1) filed with Registrant's
                         Current Report on Form 8-K, filed on August 29, 1997.

                 (N)     Incorporated by reference from exhibit 16.1 filed with Registrant's
                         Current Report on Form 8-K, filed on April 18, 1997.

                 (O)     Refer to Note 12 of the financial statements included in Item 8 of
                         Part II of this report.


(d) Financial Statement Schedules required by this item are listed on page 22 in the accompanying index to the financial statements.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PMC-SIERRA, INC.
                                       (Registrant)

Date:  March 20, 1998                  /s/ Robert L. Bailey
                                       --------------------------
                                       Robert L. Bailey, Chief Executive Officer

                                                    POWER OF ATTORNEY
       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Bailey and John W. Sullivan, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                                    Title                                     Date


/s/ James V. Diller         Chairman of the Board and Director                       March 20, 1998
-------------------                                                                  --------------
James V. Diller

/s/ Robert L. Bailey        Director and Chief Executive Officer                     March 20, 1998
--------------------                                                                 --------------
Robert L. Bailey


/s/ John W. Sullivan        Vice President Finance, Chief Financial Officer          March 20, 1998
--------------------        (and Principal Accounting Officer)                       --------------
John W. Sullivan


/s/ Michael L. Dionne       Director                                                 March 20, 1998
---------------------                                                                --------------
Michael L. Dionne

/s/ Colin Beaumont          Director                                                 March 20, 1998
------------------                                                                   --------------
Colin Beaumont

/s/ Frank Marshall          Director                                                 March 20, 1998
------------------                                                                   --------------
Frank Marshall

/s/ Alexandre Balkanski     Director                                                 March 20, 1998
-----------------------                                                              --------------
Alexandre Balkanski


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                  Allowance for Doubtful Accounts

                              Additions
             Balance at      charged to        Additions
            beginning of      costs and       charged to                    Balance at
Year            year          expenses       other accounts    Write-offs   end of year

1997        $       842             500              -              272     $     1,070
1996        $     1,081             666              -              905     $       842
1995        $     1,648              49              -              616     $     1,081



                                   1993 Accrued Restructure Costs

                               Additions
             Balance at       charged to       Additions
            beginning of       costs and      charged to                    Balance at
Year            year           expenses      other accounts     Payments    end of year

1997        $       373            (373)             -                -     $         -
1996        $       373               -              -                -     $       373
1995        $     1,150               -              -              777     $       373



                                   1996 Accrued Restructure Costs

                                                                Accruals
                               Additions                      reclassed from
             Balance at       (recovery)       Additions       (to) other
            beginning of      charged to      charged to       restructure                   Balance at
Year            year           expenses      other accounts      accounts      Payments      end of year

1997        $    16,754          (1,383)          (429)               -         14,942      $         -
1996        $         -          28,154              -           (6,775)         4,625      $    16,754
1995        $         -               -              -                -             -       $         -



                                INDEX TO EXHIBITS

Exhibit                            Description                            Page
Number                                                                   Number

 3.1A Certificate of Amendment to the Certificate of Incorporation -- filed June 13, 1997
 3.1B Certificate of Amendment to the Certificate of Incorporation -- filed July 11, 1997
  3.2    Bylaws, as amended                                                --
10.21    PMC-Sierra Inc., (Portland) 1996 Stock Option Plan                --
 21.1    Subsidiaries                                                      --
 23.1    Consent of Ernst & Young LLP, Independent Auditors                --
 23.2    Consent of Deloitte & Touche, Independent Auditors                --
 24.1    Power of Attorney                                                 --