Form 10-K/A
period 1997-12-28
PMC SIERRA INC
filed 1998-04-06
CIK 767920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 28, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from:_______ to ________

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

         3.  Exhibits
             --------
             The exhibits listed under Item 14(c) are filed as part of this Form 10-K Annual Report.

(b)      Reports on Form 8-K
         -------------------
             No reports on Form 8-K were filed by the Company in the quarter ended December 31, 1997.

(c)      Exhibits pursuant to Item 601 of Regulation S-K.
         ------------------------------------------------

               Exhibit                                   Description                                     Page
               Number                                                                                   Number
               -------    --------------------------------------------------------------------------    ------
                 2.1      Exchange Agreement dated September 2, 1994 between the Company and Ltd.        (C)
                 2.2      Amended and Restated Shareholders' Agreement dated September 2, 1994           (C)
                          among the Shareholders of PMC-Sierra, Inc.
                 2.3      Amendment to Exchange Agreement effective August 9, 1995                       (F)
                 2.4      Agreement and Plan of Merger between Delaware PMC Sierra, Inc., a              (I)
                          Delaware Corporation and PMC-Sierra, Inc., a California Corporation
                 3.1      Certificate of Incorporation                                                   (M)
                3.1A      Certificate of Amendment to the Certificate of Incorporation                    --
                          filed June 13, 1997
                3.1B      Certificate of Amendment to the Certificate of Incorporation                    --
                          filed July 11, 1997
                 3.2      Bylaws, as amended                                                              --
                 4.1      Specimen of Common Stock Certificate                                           (L)
                 4.3      Terms of PMC-Sierra, Inc. Special Shares                                       (D)
                 4.4      Silicon Valley Bank Business Loan Agreement and Promissory Note, each          (G)
                          dated  November  29, 1990 and  Security  Agreement
                          dated February 22, 1990
                4.4B      Amendment dated December 29, 1996 to the Silicon Valley Bank Business          (K)
                          Loan Agreement and Promissory Note, dated November 29, 1990 and
                          Security Agreement dated February 22, 1990.
               10.1B      1987 Incentive Stock Plan, as amended                                          (B)
                10.2      1991 Employee Stock Purchase plan, as amended                                  (A)
                10.4      Form of Indemnification Agreement between the Company and its directors        (I)
                          and officers

               Exhibit                                   Description                                     Page
               Number                                                                                   Number
               -------    --------------------------------------------------------------------------    ------
                10.8      Warrants to Purchase Common Stock                                              (A)
               10.8B      Warrant Purchase Agreement and Warrants to Purchase Shares of Common           (K)
                          Stock dated August 28, 1996
               10.9D      Technology License Agreement dated November 18, 1987, as amended               (A)
                          July 17, 1990
               10.17      PMC-Sierra, Inc. 1994 Incentive Stock Plan                                     (E)
               10.18      Deposit Agreement with Chartered Semiconductor Pte. Ltd.*                      (H)
              10.18B      Amendment Agreement (No. 1) to Deposit Agreement with Chartered                (K)
                          Semiconductor Pte. Ltd.*
               10.19      Option Agreement among Sierra Semiconductor Corporation, PMC-Sierra,           (K)
                          Inc., and Taiwan Semiconductor Manufacturing Corporation*
               10.21      PMC-Sierra Inc. (Portland) 1996 Stock Option Plan                               --
               10.22      Net Building Lease (PMC-Sierra, Ltd.), dated May 15, 1996                      (K)
                11.1      Calculation of earnings per share                                              (O)
                16.1      Letter regarding change in certifying accountant                               (N)
                21.1      Subsidiaries                                                                    --
                23.1      Consent of Ernst & Young LLP, Independent Auditors                              --
                23.2      Consent of Deloitte & Touche, Independent Auditors                              --
                24.1      Power of Attorney                                                               --
                27.1      Financial Data Schedule (filed herewith)                                        --


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
Alexandre Balkanski


                                INDEX TO EXHIBITS

Exhibit                            Description                            Page
Number                                                                   Number

  3.1A Certificate of Amendment to the Certificate of Incorporation -- filed June 13, 1997
  3.1B Certificate of Amendment to the Certificate of Incorporation -- filed July 11, 1997
  3.2    Bylaws, as amended                                                --
 10.21   PMC-Sierra Inc., (Portland) 1996 Stock Option Plan                --
  21.1   Subsidiaries                                                      --
  23.1   Consent of Ernst & Young LLP, Independent Auditors                --
  23.2   Consent of Deloitte & Touche, Independent Auditors                --
  24.1   Power of Attorney                                                 --
  27.1   Financial Data Schedule (filed herewith)                          --