Form 10-Q
period 1998-03-29
PMC SIERRA INC
filed 1998-05-07
CIK 767920

-----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended March 29, 1998

                    [ ] Transition report pursuant to Section
                     13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                   For the Transition Period From ____ to ____

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

                             Yes ___X____ No _______


            Common shares outstanding at March 29, 1998 - 30,139,902

                 -----------------------------------------------

                                      INDEX


                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements

              -      Consolidated statements of operations                  3

              -      Consolidated balance sheets                            4

              -      Consolidated statements of cash flows                  5

              -      Notes to consolidated financial statements             6

              -      RISK FACTORS                                           7

Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  15





PART II - OTHER INFORMATION

Item 5.       Change in Fiscal Year End                                    18

Item 6.       Exhibits and Reports on Form 8 - K                           18

                         Part 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements


                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)
                                                         Three Months Ended
                                                      ------------------------
                                                         Mar 29,     Mar 31,
                                                          1998        1997

Net revenues                                           $  34,295    $  33,574

Cost of revenues                                           8,135        9,851
                                                      -----------  -----------

   Gross profit                                           26,160       23,723

Other costs and expenses:
   Research and development                                6,016        6,040
   Marketing, general and administrative                   6,122        6,301

                                                      -----------  -----------
Income from operations                                    14,022       11,382

Interest income (expense), net                               824          (75)
                                                      -----------  -----------
Income before provision for income taxes                  14,846       11,307

Provision for income taxes                                 5,197        2,827
                                                      -----------  -----------
Net income                                             $   9,649    $   8,480
                                                      ===========  ===========

Basic net income per share                             $    0.31    $    0.28
                                                      -----------  -----------

Diluted net income per share                           $    0.29    $    0.27
                                                      ===========  ===========

Shares used to calculate:
Basic net income per share                                31,524       30,774
Diluted net income per share                              33,701       31,895

See notes to consolidated financial statements.

                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        Mar 29,        Dec 28,
                                                                          1998          1997
                                                                      (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                           $   77,149     $   27,906
  Short-term investments                                                   2,982         41,334
  Accounts receivable, net                                                17,602         15,103
  Inventories                                                              4,258          3,199
  Prepaid expenses and other current assets                                1,717          1,958
  Short-term deposits for wafer fabrication capacity                           -          4,000
                                                                     ------------   ------------
     Total current assets                                                103,708         93,500

Property and equipment, net                                               20,377         19,699
Goodwill and other intangible assets,  net                                 8,174          8,635
Investments and other assets                                               4,424          4,424
Deposits for wafer fabrication capacity                                   23,120         23,120
                                                                     ------------   ------------
                                                                      $  159,803     $  149,378
                                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                    $    6,251     $    7,421
  Accrued liabilities                                                     16,702         13,751
  Accrued income taxes                                                     6,935          8,780
  Current portion of obligations under
    capital leases and long-term debt                                      4,515          4,652
  Net liabilities of discontinued operations                                 249            301
                                                                     ------------   ------------
    Total current liabilities                                             34,652         34,905

Deferred income taxes                                                      3,992          4,023
Noncurrent obligations under capital leases and long-term debt             8,104          9,092

Special shares convertible into PMC common stock                           9,503         10,793

Shareholders' equity:
  Common stock, par value $0.001                                              30             30
  Additional paid in capital                                             146,491        143,153
  Accumulated deficit                                                    (42,969)       (52,618)
                                                                     ------------   ------------
    Total shareholders' equity                                           103,552         90,565
                                                                     ------------   ------------
                                                                      $  159,803     $  149,378
                                                                     ============   ============

See notes to consolidated financial statements.


                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                              Three Months Ended
                                                                          --------------------------
                                                                             Mar 29,       Mar 31,
                                                                              1998          1997
Cash flows from operating activities:
   Net income                                                              $    9,649    $    8,480
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                             2,379         1,967
      Changes in assets and liabilities
        Accounts receivable                                                    (2,499)         (299)
        Inventories                                                            (1,059)        2,741
        Prepaid expenses and other                                                379           251
        Accounts payable and accrued expenses                                     (95)       (3,162)
        Accrued restructuring costs                                                 -        (2,244)
        Net assets/liabilities associated with discontinued operations            (52)         (100)
                                                                          ------------  ------------
          Net cash provided by operating activities                             8,702         7,634
                                                                          ------------  ------------

Cash flows from investing activities:
   Proceeds from sales/maturities of short-term investments                    40,460         7,039
   Purchases of short-term investments                                         (2,108)       (4,970)
   Proceeds from refund of wafer fabrication deposits                           4,000             -
   Proceeds from sale of equipment                                                  -         1,012
   Purchases of plant and equipment                                            (2,734)          (64)
                                                                          ------------  ------------
          Net cash provided by investing activities                            39,618         3,017
                                                                          ------------  ------------

Cash flows from financing activities:
   Repayment of notes payable and long-term debt                                    -          (579)
   Proceeds from sale/leaseback of equipment                                        -         1,107
   Principal payments under capital lease obligations                          (1,125)         (927)
   Proceeds from issuance of common stock                                       2,048         1,538
                                                                          ------------  ------------
          Net cash provided by financing activities                               923         1,139
                                                                          ------------  ------------

Net increase in cash and cash equivalents                                      49,243        11,790
Cash and cash equivalents, beginning of the period                             27,906        35,038
                                                                          ------------  ------------
Cash and cash equivalents, end of the period                               $   77,149    $   46,828
                                                                          ============  ============

See notes to consolidated financial statements.


                                PMC-SIERRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. The results of operations for the three months ended March 29, 1998 are not necessarily indicative of results to be expected in future periods.

2.   The components of inventories are as follows (in thousands):

                                              Mar 29,       Dec 28,
                                               1998          1997
                                           (unaudited)

                Work-in-progress           $    2,988      $   2,316
                Finished goods                  1,270            883

                                          ------------   ------------
                                           $    4,258      $   3,199
                                          ============   ============

3.   Recently Issued Accounting Standards

- Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. For the quarters ended March 31, 1998 and 1997, there were no material differences between the Company's comprehensive income and net income.

- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 27, 1998.

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

ACQUISITIONS

The Company's strategy may involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional equity securities of the Company. The issuance of additional equity securities could dilute, and could represent an interest senior to the rights of, then outstanding PMC common stock. An acquisition which is accounted for as a purchase, like the acquisition of the networking business in 1994 and the acquisition of certain assets of Bipolar Integrated Technology, ("Bit") in September 1996, could involve significant one-time write-offs, and could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. The Company recently announced the signing of a definitive agreement to purchase Integrated Telecom Technology, Inc. If that acquisition receives regulatory approval, it will result in a significant one-time write-off of in-process research and development as well as the amortization of intangibles over a number of years. Any acquisition will require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise outside its existing businesses and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

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

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarters of 1998 and 1997

Net Revenues ($000,000)
-----------------------
                                      First                     First
                                     Quarter                   Quarter
                                      1998        Change        1997
                                      ----        ------        ----

Net revenues
    Networking products               $27.9          80%        $15.5
    User Interface                     $6.4         (65%)        18.1
                                     ------                    ------
    Total net revenues                $34.3           2%        $33.6
                                     ======                    ======

First quarter networking semiconductor revenues were $27.9 million, up 80% from the prior year first quarter. Networking semiconductor revenues have increased in each of the last five quarters. The largest quarterly percentage increase was between first and second quarter of 1997 when such revenues increased 37%. The smallest quarterly percentage increase was between last year's third and fourth quarters when networking semiconductor revenues increased 3%. Networking semiconductor revenues in the first quarter of 1998 increased 12% over the fourth quarter of 1997. In the near term the Company expects increasing revenues from its networking semiconductor products. Because the Company is a supplier in a dynamic and changing industry, the Company expects to see future variations, when viewed from a quarterly results perspective, in its long term growth rate, similar to the variations it has experienced in the past year.

The significant growth in revenues from networking semiconductors was largely offset by a $11.7 million decline in revenues related to non-networking products. In the third quarter of 1996 the Company made a strategic decision to exit its modem chipset business, restructure its other non-networking business and focus on networking semiconductors. In the first quarter of 1997, user interface revenues still included the sale of modem chipsets. User interface revenues in the first quarter of 1998 were predominantly related to specialty chips which the Company believes will continue at meaningful levels into 1999. The Company has discontinued all further development of follow-on products in this area and expects User Interface revenues to stop altogether as current customers do their next product design.

Gross Profit ($000,000)
-----------------------
                                         First                   First
                                        Quarter                 Quarter
                                         1998       Change       1997
                                         ----       ------       ----

Gross profit                             $26.2       (11%)       $23.7
   Percentage of net revenues              76%                    71%


Total gross profit increased $2.5 million in the first quarter of 1998 compared to the prior year's first quarter. Gross profit also increased as a percentage of net revenues. Increased sales of higher gross margin networking products more than offset a decline in gross profit due to lower revenues from the Company's user interface products.

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

Operating Expenses and Charges ($000,000)
-----------------------------------------

                                             First                  First
                                            Quarter                Quarter
                                             1998       Change       1997
                                             ----       ------       ----

Research and development                      $6.0        0%         $6.0
Percentage of net revenues                     18%                    18%

Marketing, general & administrative           $6.1       (3%)        $6.3
Percentage of net revenues                     18%                    19%

Operating expenses measured in dollars and as a percentage of net revenues did not change substantially in the first quarter of 1998 from the first quarter of 1997. In the first quarter of 1997 a portion of the research and development expense was related to user interface products while in the first quarter of 1998, substantially all of the expense is related to networking semiconductors.

The Company expects research and development ("R&D") costs to increase in the near term in dollars and as a percentage of net revenues.

The Company funds R&D expenditures to attain technological leadership with a multi-year perspective. Such funding has resulted in fluctuation in R&D spending from period to period in the past. The Company expects such fluctuations, particularly when measured as a percentage of net revenues, to occur in the future, primarily due to the timing of expenditures and changes in the level of net revenues.

A substantial portion of the Company's marketing, general & administrative expense is fixed in the short term. While it is the Company's long term goal to reduce these costs as a percentage of net revenues during periods of rising sales, a decline in net sales would cause these costs to increase as a percentage of net revenues.

Interest Income (Expense), Net
------------------------------

Net interest income increased to $824,000 in the first quarter of 1998 from a net expense of $75,000 in the comparable period in 1997 primarily due to higher cash balances available to invest and earn interest and reduced interest expense due to a lower level of capital leases.

Provision for Income Taxes
--------------------------

The provision for income taxes consists primarily of estimated taxes on Canadian and other foreign operations.

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents and short term investments increased from $69.2 million on December 31, 1997 to $80.1 million on March 29, 1998. During the first quarter of 1998 the Company's operating activities provided $8.7 million in cash which included $9.6 million in net income and $2.4 million in depreciation and amortization as well as a $2.5 million increase in accounts receivable and a $1.1 million increase in inventory. Cash flows from investing activities included a $4.0 million refund of wafer fabrication deposits related to the Company's wafer purchases from one of its foundry suppliers in 1997 and $2.7 million in new equipment purchases. Financing cash flows during the first quarter included $2.0 million from the issuance of common stock less $1.1 million used to make principal payments under capital lease obligations.

In April of 1998 the Company announced that it had reached a definitive agreement to purchase Integrated Telecom Technology, Inc. ("IgT") subject to regulatory and IgT shareholder approval. The agreement anticipates a purchase for $55 million with approximately half of the consideration in cash and half in PMC-Sierra stock and options. The cash components of the transaction will come from the Company's current cash and cash equivalents.

As of March 29, 1998, the Company's principal sources of liquidity included cash and cash equivalents and short term investments of $80.1 million. The Company believes that existing cash and cash equivalents, short-term investments, and anticipated funds from operations will satisfy the Company's projected working capital requirements, anticipated capital expenditures, debt repayments through fiscal 1998 and the acquisition of IgT. The Company expects to purchase or arrange capital leases for approximately $18.3 million over the balance of 1998.

The Company had a $10 million line of credit with a bank which expired on March 31, 1998. The Company expects to replace that line during the second quarter.

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


PART II - OTHER INFORMATION

Item 5.       Change in Fiscal Year End

On April 22, 1998 the Company changed its fiscal year. The fiscal year will now end on the last Sunday of the calendar year. Previously the Company's fiscal year ended on the Sunday closest to December 31.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits -

              11     Calculation of Earnings Per Share

              27     Financial Data Schedule



(b)           Reports on Form 8-K

              A Current Report on Form 8-K was filed on April 22, 1998 to disclose the Company's signing of a definitive agreement dated April 15, 1998 to purchase Integrated Telecom Technology, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PMC-SIERRA, INC.
                                            (Registrant)


Date:    May 7, 1998                        /S/ JOHN W. SULLIVAN
         -----------                        ------------------------------
                                            John W. Sullivan
                                            Vice President, Finance
                                            Chief Financial Officer
                                            (Principal Accounting Officer)