Form 10-Q/A
period 1998-03-29
PMC SIERRA INC
filed 1998-06-03
CIK 767920

----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10-Q/A

                  [X]   Quarterly Report Pursuant to Section 13 or 15(d) of
                           the Securities Exchange Act of 1934

                  for the quarterly period ended March 29, 1998

                  [ ]   Transition report pursuant to Section
                       13 or 15(d) of the Securities Exchange
                                   Act of 1934.

                    For the Transition Period From ___ to ___

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

EXPLANATORY NOTE

This amendment amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 1998 by the Registrant.
Exhibit number 27 has been amended.








                                      INDEX




Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

    27.1     Financial Data Schedule for 1997
    27.2     Financial Data Schedule for 1996
    27.3     Financial Data Schedule for 1995


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PMC-SIERRA, INC.
                                         (Registrant)


Date:    June 3, 1998                    /S/ JOHN W. SULLIVAN
         ------------                    --------------------
                                         John W. Sullivan
                                         Vice President, Finance
                                         Chief Financial Officer (Principal
                                         Accounting Officer)