Form 10-Q
period 1998-06-28
PMC SIERRA INC
filed 1998-08-12
CIK 767920

----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended June 28, 1998

             [ ] Transition report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.


                     For the Transition Period From __ to __

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

                             Yes ___X____ No _______


             Common shares outstanding at June 28, 1998 - 30,672,754

             ------------------------------------------------------

                                      INDEX


                                                                        Page

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

             -      Consolidated statements of operations

             -      Consolidated balance sheets

             -      Consolidated statements of cash flows

             -      Notes to consolidated financial statements

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

PART II - OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

Item 4.      Submission of Matters to a Vote by Stockholders

Item 5.      Other Information - Description of Capital Stock

Item 6.      Exhibits and Reports on Form 8 - K

                         Part I - FINANCIAL INFORMATION

                         Item 1 - FINANCIAL STATEMENTS

                                               PMC-Sierra, Inc.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands, except for per share amounts)
                                                   (unaudited)

                                                             Three Months Ended            Six Months Ended
                                                        ---------------------------   --------------------------
                                                           Jun 28,       Jun 30,         Jun 28,       Jun 30,
                                                             1998          1997            1998          1997

Net revenues                                            $     39,975  $     34,064    $    74,270   $    67,638

Cost of revenues                                               9,895         9,613         18,030        19,464
                                                        ------------- -------------   ------------  ------------
   Gross profit                                               30,080        24,451         56,240        48,174

Other costs and expenses:
   Research and development                                    7,820         5,308         13,836        11,348
   Acquisition of in process research and development         50,846             -         50,846             -
   Marketing, general and administrative                       7,348         6,614         13,470        12,915
                                                        ------------- -------------   ------------  ------------
Income (loss) from  operations                               (35,934)       12,529        (21,912)       23,911

Interest income, net                                             750           232          1,574           157
                                                        ------------- -------------   ------------  ------------
Income (loss) before provision for income taxes              (35,184)       12,761        (20,338)       24,068

Provision for income taxes                                     5,639         3,829         10,836         6,656
                                                        ------------- -------------   ------------  ------------
Net income (loss)                                       $    (40,823) $      8,932    $   (31,174)  $    17,412
                                                        ============= =============   ============  ============

Basic net income (loss) per share                       $      (1.28) $       0.29    $     (0.98)  $      0.56
                                                        ============= =============   ============  ============

Diluted net income (loss) per share                     $      (1.28) $       0.28    $     (0.98)  $      0.54
                                                        ============= =============   ============  ============

Shares used to calculate:
   Basic net income (loss) per share                          31,829        30,918         31,677        30,846
   Diluted net income (loss)  per share                       31,829        32,374         31,677        32,135


See notes to consolidated financial statements.


                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 Jun 28,        Dec 28,
                                                                                  1998            1997
                                                                              (unaudited)

ASSETS:
Current assets:
   Cash and cash equivalents                                                 $     60,872   $     27,906
   Short-term investments                                                               -         41,334
   Accounts receivable, net                                                        20,858         15,103
   Inventories                                                                      6,212          3,199
   Prepaid expenses and other current assets                                        3,986          1,958
   Short-term deposits for wafer fabrication capacity                                   -          4,000
                                                                             -------------  -------------
      Total current assets                                                         91,928         93,500

Property and equipment, net                                                        26,430         19,699
Goodwill and other intangible assets,  net                                         14,626          8,635
Investments and other assets                                                        4,517          4,424
Deposits for wafer fabrication capacity                                            23,120         23,120
                                                                             -------------  -------------
                                                                             $    160,621   $    149,378
                                                                             =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                          $      9,434   $      7,421
   Accrued liabilities                                                             22,454         13,751
   Accrued income taxes                                                            10,154          8,780
   Current portion of obligations under capital leases and long-term debt           5,093          4,652
   Net liabilities of discontinued operations                                         249            301
                                                                             -------------  -------------
      Total current liabilities                                                    47,384         34,905

Deferred income taxes                                                               3,958          4,023
Noncurrent obligations under capital leases and long-term debt                      7,645          9,092

Special shares convertible into PMC common stock                                    8,758         10,793

Shareholders' equity:
   Common stock, par value $0.001                                                      30             30
   Additional paid in capital                                                     176,638        143,153
   Accumulated deficit                                                            (83,792)       (52,618)
                                                                             -------------  -------------
      Total shareholders' equity                                                   92,876         90,565
                                                                             -------------  -------------
                                                                             $    160,621   $    149,378
                                                                             =============  =============

See notes to consolidated financial statements.


                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Six Months Ended
                                                                             --------------------------
                                                                                Jun 28,       Jun 30,
                                                                                 1998          1997
Cash flows from operating activities:
   Net income (loss)                                                         $   (31,174)  $    17,412
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                 5,359         4,088
     Acquisition of in process research and development                           50,846             -
     Changes in assets and liabilities
       Accounts receivable                                                        (4,492)       (3,048)
       Inventories                                                                (2,458)        5,221
       Prepaid expenses and other                                                 (1,754)       (1,533)
       Accounts payable and accrued expenses                                       8,925         1,838
       Accrued restructuring costs                                                     -        (7,569)
       Net assets/liabilities associated with discontinued operations                (52)         (160)
                                                                             ------------  ------------
         Net cash provided by operating activities                                25,200        16,249
                                                                             ------------  ------------

Cash flows from investing activities:
   Proceeds from sales/maturities of short-term investments                       43,442        12,039
   Purchases of short-term investments                                            (2,108)      (19,138)
   Proceeds from refund of wafer fabrication deposits                              4,000             -
   Investments in other companies                                                      -        (3,000)
   Payment for purchase of Integrated Telecom Technology, Inc.,
     net of cash acquired                                                        (27,165)            -
   Purchase of other in process research and development                          (1,419)            -
   Proceeds from sale of equipment                                                     -         2,483
   Purchases of plant and equipment                                               (9,636)       (3,303)
                                                                             ------------  ------------
         Net cash provided by (used in) investing activities                       7,114       (10,919)
                                                                             ------------  ------------

Cash flows from financing activities:
   Repayment of notes payable and long-term debt                                    (116)       (1,157)
   Proceeds from sale/leaseback of equipment                                           -         1,107
   Principal payments under capital lease obligations                             (2,461)       (2,004)
   Proceeds from issuance of common stock                                          3,229         2,530
                                                                             ------------  ------------
         Net cash provided by financing activities                                   652           476
                                                                             ------------  ------------

Net increase in cash and cash equivalents                                         32,966         5,806
Cash and cash equivalents, beginning of the period                                27,906        35,038
                                                                             ------------  ------------
Cash and cash equivalents, end of the period                                 $    60,872   $    40,844
                                                                             ============  ============

See notes to consolidated financial statements.


                                PMC-SIERRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. The results of operations for the three and six months ended June 28, 1998 are not necessarily indicative of results to be expected in future periods.

2. On May 20, 1998, the Company acquired Integrated Telecom Technology, Inc. ("IGT") in exchange for total consideration of $55.0 million consisting of cash paid to IGT stockholders of $17.8 million, cash paid to IGT creditors of $9.0 million and the issuance of approximately 415,000 shares of common stock and options to purchase approximately 214,000 shares of common stock. The purchase price includes professional fees and other direct costs of the acquisition totaling $850,000. IGT is a fabless semiconductor company headquartered in Gaithersburg, MD with a development site in San Jose, CA. IGT makes Asynchronous Transfer Mode (ATM) switching chipsets for wide area network applications as well as ATM Segmentation-and-Reassembly and other telecommunication chips.

     The acquisition was recorded under the purchase method of accounting and the results of operations of IGT and the fair value of acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date. Upon consummation of the transaction, IGT was merged with a wholly owned subsidiary of the Company. In connection with the purchase price allocation, the Company received an appraisal of the intangible assets which indicated that approximately $49.4 million of the purchase price was allocated to in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development and integration of IGT products or that the acquired technology has any alternative future use, the acquired in process research and development was expensed in the three months ended June 28, 1998. In addition, the Company has recorded $5.3 million related to other intangible assets, which will be amortized over their estimated useful lives, ranging from three to seven years. The Company presented a pro forma summary of this purchase acquisition on a Form 8-K/A filed on June 22, 1998.

     The following table presents the unaudited pro forma results of operations for informational purposes assuming that the Company had acquired IGT at the beginning of the 1998 and 1997 fiscal years. This information may not necessarily be indicative of the future combined results of operations of the Company.

                                                           Six Months Ended
                                                      -------------------------
                                                        June 28,      June 30,
                                                          1998          1997
        (in thousands, except for per share amounts)

        Net revenues                                   $ 78,579      $ 74,305

        Net income                                     $ 15,431      $ 15,209

        Basic net income per share:                    $   0.48      $   0.49

        Diluted net income per share:                  $   0.45      $   0.46


     The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles and goodwill. The $49.4 million charge for purchased in process technology has been excluded from the pro forma results, as it is a material non-recurring charge.

3. On May 1, 1998 a subsidiary of the Company acquired certain technology for cash consideration of $1.4 million. This technology has not reached technological feasibility and has no alternative future use. Accordingly, this amount is included in the in process research and development expensed in the three months ended June 28, 1998.

4.   The components of inventories are as follows (in thousands):

                                           Jun 28,         Dec 28,
                                            1998            1997
                                        (unaudited)

Work-in-progress                         $     2,103     $     2,316
Finished goods                                 4,109             883
                                       --------------  --------------
                                         $     6,212     $     3,199
                                       ==============  ==============

5. Recently Issued Accounting Standards

- Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. For the quarters ended June 28, 1998 and June 30, 1997, there were no material differences between the Company's comprehensive income and net income.

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

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis in the Company's 1997 Annual Report to Shareholders.

During the second quarter, the Company acquired Integrated Telecom Technology, Inc. ("IGT") in exchange for total consideration of $55.0 million consisting of cash paid to IGT shareholders of $17.8 million, cash paid to IGT creditors of $9.0 million and the issuance of approximately 415,000 shares of common stock and options to purchase approximately 214,000 shares of common stock. IGT is a fabless semiconductor company headquartered in Gaithersburg, MD with a development site in San Jose, California. IGT makes Asynchronous Transfer Mode
(ATM) switching chipsets for wide area network applications as well as ATM Segmentation-and-Reassembly and other telecommunication chips. The IGT acquisition was recorded under the purchase method of accounting and the results of operations of IGT and the fair value of acquired assets and liabilities were included in the Company's financial statements beginning on May 20, 1998, the acquisition date. Approximately $49.4 million of the purchase price was allocated to in process research and development which was expensed in the three months ended June 28, 1998. The Company presented a pro forma summary of this purchase acquisition on a Form 8-K/A filed on June 22, 1998.

Certain statements in this Report constitute "forward-looking statements" with the meaning of the federal securities laws. The actual results, performance, or achievements of the Company may be materially different from those expressed or implied by such forward-looking statements. Reference to the Company includes its subsidiary PMC-Sierra Ltd., a Canadian corporation and its other subsidiaries. The forward-looking statements include projections relating to trends in markets, revenues, particularly expectations of long-term revenues, gross margin, and future expenditures on research and development, marketing, general and administrative expense and the year 2000 issue. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events.

Results of Operations

Second Quarters of 1998 and 1997

Net Revenues ($000,000)
-----------------------
                                 Second Quarter
                           ---------------------------
                              1998           1997           Change
Net revenues
Networking products              $32.6          $21.3         53%
User Interface                     7.4           12.8       ( 42%)
                           ------------   ------------
Total net revenues               $40.0          $34.1         17%
                           ============   ============


Second quarter networking product revenue increased 53% over last year's second quarter. During the second quarter the Company acquired Integrated Telecom Technology, Inc. ("IGT") which accounted for $1.3 million of the $32.6 million in networking product revenue.

User interface revenue declined 42% in the second quarter compared to last year's second quarter. All new product development related to user interface products was discontinued following a third quarter 1996 strategic decision to focus all of the Company's resources on networking products. Revenues related to user interface products are expected to decline significantly in the coming quarter but continue at meaningful levels into 1999.


Gross Profit ($000,000)
-----------------------
                                            Second Quarter
                                       ------------------------
                                           1998           1997      Change

Gross profit                               $30.1         $24.5        23%
   Percentage of net revenues                75%           72%


Gross profit increased in dollars and as a percentage of net revenues in the second quarter compared to the prior year's second quarter. Increased sales of higher gross margin networking products more than offset a decline in gross profit due to lower revenues from the Company's user interface products.

The Company expects that networking gross profits as a percentage of networking net revenues will decline if anticipated decreases in average selling prices of existing networking products are not offset by commensurate reductions in production costs. Gross margins associated with IGT products are, on average, lower than the Company's internally developed networking products but higher than user interface products.

Operating Expenses and Charges ($000,000)
-----------------------------------------
                                               Second Quarter
                                          -----------------------
                                              1998        1997       Change

Research and development                       $7.8       $5.3        47%
Percentage of net revenues                      20%        16%

In process research and development           $50.8          -

Marketing, general & administrative            $7.3       $6.6        11%
Percentage of net revenues                      18%        19%


Research and development ("R&D") spending of $7.8 million in the second quarter of 1998 is up significantly over last year's second quarter, both in dollars and as a percentage of net revenues. In the near term the Company expects further significant increases in the percentage of net revenues devoted to R&D spending in order to respond to the array of opportunities presented by the growth of the internet and data networking in general, as well as the convergence of voice and data communications. Products developed by future incremental R&D spending will be unlikely to result in incremental net revenues prior to the year 2000 because of design and marketing lead times.

The Company incurs R&D expenditures in order to attain technological leadership from a multi-year perspective. Such funding has resulted in fluctuations in R&D spending from period to period in the past. The Company expects such fluctuations, particularly when measured as a percentage of net revenues, to occur in the future, primarily due to the timing of expenditures and changes in the level of net revenues.

In process research and development expenses of $50.8 million were recorded in the second quarter of 1998 with $49.4 million related to the acquisition of IGT and $1.4 million related to the acquisition of technology which has not reached technological feasibility and has no alternative future use.

Marketing, general & administration expenses were higher in the second quarter of 1998 than the comparable period in 1997, but lower as a percentage of net revenues. A substantial portion of the Company's marketing, general & administrative expense is fixed in the short term. While it is the Company's long term goal to reduce these costs as a percentage of net revenues during periods of rising sales, a decline in net sales could cause these costs to increase as a percentage of net revenues.

Interest Income (Expense), Net
------------------------------

Net interest income increased to $750,000 in the second quarter of 1998 from $232,000 in last year's second quarter primarily due to higher cash balances available to invest and earn interest and reduced interest expense due to a lower level of capital leases.

Provision for Income Taxes
--------------------------

The provision for income taxes consists primarily of estimated taxes on Canadian and other foreign operations.


First Six Months of 1998 and 1997

Net Revenues ($000,000)
-----------------------
                                       First six months
                                -------------------------------
                                    1998             1997           Change
Net revenues
Networking products                     $60.5            $36.8        64%
User Interface                           13.8             30.8       (55%)
                                --------------   --------------
Total net revenues                      $74.3            $67.6        10%
                                ==============   ==============


During the third quarter of 1996 the Company made a strategic decision to focus on networking products and to discontinue development of user interface products. Accordingly, the total increase in net revenues for the first half of 1998 compared to the prior year is 10%. Networking products grew from 54% of total net revenues in the first half of 1997 to 81% in the first six months of 1998. All sales of the Company's products are denominated in U.S. dollars.


Gross Profit ($000,000)
-----------------------
                                           First six months
                                      -------------------------
                                          1998         1997         Change

Gross profit                             $56.2        $48.2          17%
   Percentage of net revenues              76%          71%

Gross profit increased in both dollars and as a percentage of net revenues in the first half of 1998 compared to the first half of 1997. Increased sales of higher gross margin networking products more than offset the decline in gross profit due to lower net revenues from the Company's User Interface products.


Operating Expenses and Charges ($000,000)
-----------------------------------------
                                                 First six months
                                          --------------------------
                                               1998        1997         Change

Research and development                       $13.8       $11.3          22%
Percentage of net revenues                       19%         17%

In process research and development            $50.8           -

Marketing, general & administrative            $13.5       $12.9           5%
Percentage of net revenues                       18%         19%

R&D expenses increased in both dollars and as a percentage of net revenues in the first half of 1998 compared to the same period in 1997. All of the R&D spending in 1998 and substantially all of the 1997 spending is related to the Company's networking products.

Marketing, general & administrative expenses increased in dollars and decreased as a percentage of net revenues in the first half of 1998 compared to the first half of 1997.

Liquidity and Capital Resources

The Company's cash and cash equivalents and short term investments declined from $69.2 million on December 28, 1997 to $60.9 million on June 28, 1998. During the first six months of 1998 the Company's operating activities provided $25.2 million in cash. Significant investing activities included $27.2 million related to the Company's purchase of IGT, $9.6 million of purchases of plant and equipment and $1.4 million related to the purchase of other in process research and development. During the first half of 1998 the Company received a refund of $4.0 million of foundry deposits based on its 1997 wafer purchases.

As of June 28, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $60.9 million and an unused $15.0 million revolving credit facility put in place during the quarter. The Company believes that existing cash and cash equivalents, anticipated funds from operations and access to its revolving line of credit will satisfy the Company's projected working capital requirements, anticipated capital expenditures and capital lease payments for the foreseeable future. The Company expects to purchase, or arrange capital leases for approximately $10 - 12 million of new capital expenditures over the balance of 1998.

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



FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

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

FLUCTUATIONS IN OPERATING RESULTS

The Company's quarterly and annual operating results may vary due to a number of factors, including, among others, the timing of new product introductions, decreased demand or average selling prices for products, market acceptance of products, demand for products of the Company's customers, the general conditions of the networking industry, the introduction of products or technologies by the Company's competitors, competitive pressure on product pricing, the Company's and its customers' inventory levels of the Company's products, product availability from outside foundries, variations in manufacturing yields for the Company's products, expenditures for new product and process development, the acquisition of wafer fabrication and other manufacturing capacity, and the acquisition of businesses, products or technologies. At various times in the past, the Company's foundry and other suppliers have experienced lower than anticipated yields that have adversely affected production and, consequently, the Company. There can be no assurance that the Company's existing or future foundry and other suppliers will not experience irregularities which could have a material adverse effect on the Company. The Company from time to time may order in advance of anticipated customer demand from its suppliers in response to anticipated long lead times to obtain inventory and materials, which might result in excess inventory levels if expected orders fail to materialize or other factors render the Company's product or its customer's products less marketable. The Company's ability to forecast sales of networking chips is limited due to customer uncertainty regarding future demand for end-user networking equipment and price competition in the market for networking equipment. Any delay or cancellation of existing orders, or any decline in projected future orders, by the Company's customers could have a material adverse effect on the Company. Margins will vary depending on product mix. In the longer term, the Company may experience declining gross profits as a percentage of total net revenues if anticipated decreases in average selling prices of existing networking products are not offset by commensurate reductions in product costs, or by an offsetting increase in gross profit contribution from new, higher gross margin, networking products. The Company is also affected by the state and direction of the electronics industry and the economy in the United States and other markets the Company serves. The occurrence of any of the foregoing or other factors could have a material adverse effect on the Company. Due to these factors, past results may not be indicative of future results.

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

The Company's current strategy is focused on high-speed networking interface chips. Products for telecommunications and data communications applications are based on industry standards that are continually evolving. Future transitions in customer preferences could quickly make the Company's products obsolete. A material part of the Company's products are in the ATM telecommunications and networking market, which is in an early stage of development. The emergence and adoption of new industry standards that compete with ATM or maintenance by the industry of existing standards in lieu of new standards could render the Company's ATM products unmarketable or obsolete. The market for ATM equipment has not developed as rapidly as industry observers have predicted, and alternative networking technologies such as "fast ethernet" and "gigabit ethernet" have developed to meet consumer requirements. A substantial portion of the Company's development efforts are focused on ATM and related products. Net revenues derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products amounted to 67% and 33% of the Company's total net revenues in 1997 and 1996, respectively. As a result of the Company's 1996 restructuring, revenues from non-networking products have declined significantly over the last several years, making the Company's results depend primarily on networking products.

The Company, through a business combination, acquired in process research and development and developed technology relating to ethernet switching in September 1996. Ethernet switching is a new product area for the Company and there can be no assurance that announced products or products in development will have correctly anticipated the needs of the networking industry or that they will receive sufficient design wins to achieve commercial success.

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

All of the Company's semiconductor products are assembled by sub-assemblers in Asia. Shortages of raw materials, political and social instability, disruptions in the provision of services by the Company's assembly houses or other circumstances that would require the Company to seek additional or alternative sources of supply or assembly could lead to supply constraints or delays in the delivery of the Company's products. Such constraints or delays may result in the loss of customers or other adverse effects on the Company. The Company's reliance on independent assembly houses involves a number of other risks, including reduced control over delivery schedules, quality assurances and costs, the possible discontinuance of such contractors' assembly processes and fluctuations of regional economies. Any supply or other problems resulting from such risks would have a material adverse effect on the Company.

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

ACQUISITIONS

The Company's strategy may involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional equity securities of the Company. The issuance of additional equity securities could dilute, and could represent an interest senior to the rights of, then outstanding PMC common stock. An acquisition which is accounted for as a purchase, like the acquisition of the networking business in 1994, the acquisition of certain assets of Bipolar Integrated Technology, ("Bit") in September 1996, and the recent acquisition of Integrated Telecom Technology, Inc. could involve significant one-time write-offs, and could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. Any acquisition will require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise outside its existing businesses and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

FUTURE CAPITAL NEEDS

The Company must continue to make significant investments in research and development as well as capital equipment and expansion of facilities for networking products. The Company's future capital requirements will depend on many factors, including, among others, product development, investments in working capital, and acquisitions of complementary businesses, products or technologies. To the extent that existing resources and future earnings are insufficient to fund the Company's operations, the Company may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. If adequate funds are not available, the Company may be required to delay, limit or eliminate some or all of its proposed operations, which could have a material adverse effect on the Company.

VOLATILITY OF STOCK PRICE

Factors such as announcements of the introduction of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or the financial results of other semiconductor companies or of companies in the networking or personal computer industry, general conditions in the semiconductor industry and conditions in the worldwide financial markets have, in the past, caused the price of the Company's Common Stock to fluctuate substantially, and may do so in the future. In addition, increases in the Company's stock price and expansion of its price-to-earnings multiple may have made it attractive to so-called momentum investors. Momentum investors are generally thought to shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction. The price of the Company's stock may also be impacted by investor sentiment toward technology stocks, in general, which often is unrelated to the operating performance of a specific company.

YEAR 2000 COMPUTER SYSTEMS ISSUES

The Company is aware of the issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize date sensitive information as the next millennium (year 2000) approaches. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in disruptions of the Company's operations. The Company has identified all significant applications that will require modification to ensure year 2000 compliance. The Company uses commercially available standard software for its critical operating and financial applications. One vendor of critical software used by the Company has provided a program update, which is intended to rectify the year 2000 issues related to this software. This update was installed in the second quarter of 1998. Updates for the Company's other non-critical software are available at the current time and, if new versions of the software are not already purchased, are planned for installation in 1999. If the Company's vendors' updates do not successfully rectify the year 2000 issues related to their software, the Company could be forced to purchase a competing system that is year 2000 compliant and incur installation and other costs in order to mitigate the Year 2000 Issue. The installation of a replacement system for those applications that are currently not year 2000 compliant is not anticipated to be material to the Company's financial position or results of operations in any given year. In the event that the current systems need to be entirely replaced, the Company estimates that it would cost approximately $2 million to acquire and implement new systems. Any new systems would be capitalized and subsequently depreciated.

The Company's suppliers and customers are generally much larger organizations than the Company with a greater number of suppliers and customers of their own. The Company believes that many of its suppliers and customers have not completed their own systems modification to be year 2000 compliant. The company has received written communication from its critical suppliers that they have developed an action plan to address the issues related to the year 2000. The failure of significant suppliers or customers of the Company to become year 2000 compliant could have a material effect on the Company. Those consequences could include the inability to receive product in a timely manner or lost sales opportunities either of which could result in a material decline in the Company's revenues and profits.

PART II - OTHER  INFORMATION

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 20, 1998 the Company issued 414,635 shares of its Common Stock to stockholders of Integrated Telecom Technology, Inc. ("IGT") in connection with the acquisition of IGT by the Company. The total consideration paid for the acquisition of IGT was approximately $55 million, comprised of the shares issued, cash payments and options to purchase 214,414 shares of the Company's Common Stock that were issued to option holders of IGT and registered on a registration statement on Form S-8.

The issuance of the shares was made as a non-public offering in reliance on the exemption from registration under Section 4(2) of the Securities Act. The shares were offered (without public solicitation) and issued to a limited number of purchasers who represented their intention to acquire the shares for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates. All the purchasers received, or had access to, adequate information about the Company. On June 3, 1998 the Company filed a registration statement on Form S-3 covering the resale of the shares, which was later declared effective by the SEC.


Item 4.       SUBMISSION OF MATTERS TO A VOTE BY STOCKHOLDERS

The Annual Meeting of Shareholders of PMC-Sierra, Inc. was held on May 27, 1998 for the purposes of electing directors of the Company, approving an amendment to the Company's 1994 Incentive Stock Plan to increase the number of shares of Common Stock reserved for issuance by 1,100,000 shares, approving an amendment to the Company's 1991 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance by 250,000 shares, approving an amendment to the Company's 1994 Incentive Stock Plan to increase the number of shares of Common Stock reserved for issuance on January 1 of each year (beginning January 1, 1999) by the lesser of (i) 4% of the outstanding shares on such date, (ii) 2,000,000 shares, or (iii) an amount determined by the Board of Directors, approving an amendment to the Company's 1991 Employee Stock Purchase Pan to increase the number of shares of Common Stock reserved for issuance on January 1 of each year (beginning January 1, 1999) by the lesser of (i) 1% of the outstanding shares on such date, (ii) 500,000 shares, or (iii) an amount determined by the Board of Directors, approving an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock by 50,000,000 shares to a total of 100,000,000 shares, and to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1998 fiscal year.

All nominees for directors were elected, both amendments to the Company's 1994 Incentive Stock Plan were approved, both amendments to the Company's 1991 Employee Stock Purchase Plan were approved, the amendment to the Company's Certificate of Incorporation was approved, the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1998 fiscal year was ratified. The voting on each matter is set forth below:

To elect Directors of the Company to serve for the ensuing year and until the next Annual meeting or the Election of their successors.

Nominee:                   For                Withheld
--------                   ---                --------

Robert L. Bailey           27,309,539         207,874
Alexandre Balkanski        27,306,059         207,874
Colin Beaumont             27,306,425         207,874
James V. Diller            27,296,448         207,874
Frank L. Marshall          27,308,622         207,874


Proposal to approve an amendment to the Company's 1994 Incentive Stock Plan ("Stock Plan") to increase the number of shares of Common Stock reserved for issuance by 1,100,000 shares.

For                        Against            Abstain          Broker non-vote
---                        -------            -------          ---------------

13,731,099                 9,697,435          38,895           4,046,698

Proposal to approve an amendment to the company's 1991 Employee Stock Purchase Plan ("ESPP") to increase the number of shares of Common Stock reserved for issuance by 250,000 shares.

For                        Against            Abstain          Broker non-vote
---                        -------            -------          ---------------

22,775,442                 212,906            479,081          4,046,698

Proposal to approve an annual increase to the Stock Plan (beginning January 1, 1999) by the lesser of 4% of the outstanding shares, 2,000,000 shares or as determined by the Board.

For                        Against            Abstain          Broker non-vote
---                        -------            -------          ---------------

13,936,832                 9,368,447          54,872           4,153,976

Proposal to approve an annual increase to the ESPP (beginning January 1, 1999) by the lesser of 1% of the outstanding shares, 500,000 shares or as determined by the Board.

For                        Against            Abstain          Broker non-vote
---                        -------            -------          ---------------

20,436,236                 2,542,029          489,164          4,046,698

Proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock by 50,000,000 shares to a total of 100,000,000 shares.

For                        Against            Abstain          Broker non-vote
---                        -------            -------          ---------------

25,607,352                 1,320,392          479,105          107,278


Proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1998 fiscal year.

For                        Against            Abstain          Broker non-vote
---                        -------            -------          ---------------

27,039,636                 10,964             463,527          0

Item 5.  OTHER INFORMATION - DESCRIPTION OF CAPITAL STOCK


                          DESCRIPTION OF CAPITAL STOCK
                          ----------------------------

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

The following summary of certain provisions of the Common Stock and Preferred Stock does not purport to be complete though the Company believes it contains all the material provisions, and is subject to, and qualified in its entirety by, the provisions of the Company's Certificate of Incorporation and by the provisions of applicable law.

Common Stock
------------

The Company's Common Stock is registered under Section 12(g) of the Exchange Act. Subject to preferences that may be applicable to any outstanding Preferred Stock which may be issued in the future, the holders of Common Stock are entitled to receive ratably such non-cumulative dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. The Common Stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions available to the Common Stock. The holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders, except that stockholders may, in accordance with Section 214 of the Delaware General Corporation Law, cumulate their votes in the election of directors. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to liquidation preferences, if any, of Preferred Stock which may be issued in the future. All outstanding shares of Common Stock are fully paid and non-assessable.

Preferred Stock
---------------

Pursuant to the Company's Certificate of Incorporation, the Board of Directors of the Company has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series, to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders. Such issued Preferred Stock could adversely effect the voting power and other rights of the holders of Common Stock. The issuance of Preferred Stock may also have the effect of delaying, deferring or preventing a change in control of the Company. At present, there are no outstanding shares of Preferred Stock.

Rights of Holders of Special Shares of PMC-Sierra, Ltd.
-------------------------------------------------------

The Special Shares of PMC-Sierra, Ltd. are redeemable for Common Stock of the Company. Special Shares do not have voting rights in the Company, but in all other respects they represent the economic and functional equivalent of the Common Stock of the Company for which they can be redeemed. Under applicable law, each class of Special Shares will have class voting rights in certain circumstances with respect to transactions that affect the rights of the class and for certain extraordinary corporate transactions. Two kinds of Special Shares are outstanding: A Special Shares and B Special Shares.

Delaware Law
------------

Section 203 of the Delaware General Corporation Law, from which the Company has not opted out in its Certificate of Incorporation, restricts certain "business combinations" with "interested stockholders" for three years following the date that a person or entity becomes an interested stockholder, unless the Company's Board of Directors approves the business combination and/or certain other requirements are met.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits -

               -  3.1C  Certificate of Amendment to Certificate of Incorporation
                        of PMC-Sierra, Inc. filed on June 4, 1998.

               -  10.23 Revolving  Operating  Line of Credit  Agreement  between
                        PMC-Sierra,  Inc.  and CIBC Inc.  dated  21st day of May
                        1998.

               -  10.24 Revolving  Operating  Line of Credit  Agreement  between
                        PMC-Sierra, Ltd. and CIBC dated 21st day of May, 1998

               -  10.25 Pledge Agreement between PMC-Sierra,  Inc. and CIBC Inc.
                        with respect to shares of PMC-Sierra Ltd. dated 11th day of March, 1998.

               -  10.26 Pledge Agreement between PMC-Sierra,  Inc and CIBC, Inc.
                        with respect to shares of PMC-Sierra International Inc. dated 27th day of April, 1998.

               -  10.27 Guarantee  Agreement between  PMC-Sierra,  Inc. and CIBC dated 27th day of April, 1998.

               -  10.28 1998 PMC-Sierra (Maryland), Inc. Stock Option Plan

               -  11.1  Calculation of earnings per share

               -  27    Financial Data Schedule



          (b)  Reports on Form 8-K -

               - A Current Report on Form 8-K was filed on April 20, 1998 to disclose the Company's signing of a definitive agreement dated April 15, 1998 to purchase Integrated Telecom Technology, Inc.

               - A Current Report on Form 8-K was filed on June 3, 1998 to disclose the Company's completion of the purchase of Integrated Telecom Technology, Inc. ("IGT"), together with audited balance sheets of IGT as of December 31, 1996 and December 31, 1997 and audited statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1996 and December 31, 1997.

               - An amended Current Report on Form 8-K was filed on June 22, 1998 to file the unaudited balance sheet of IGT as of March 31 1998, the unaudited statements of operations and cash flows for the 3 months ended March 31 1998 and March 31, 1997, the unaudited combined balance sheet of the Company and IGT as of March 31, 1998 and the unaudited pro forma combined statements of operations for the 3 months ended March 31, 1998 and for the year ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PMC-SIERRA, INC.
                                             (Registrant)


Date:    August 12, 1998                      /S/ JOHN W. SULLIVAN
         ---------------                     ------------------------------
                                             John W. Sullivan
                                             Vice President, Finance
                                             Chief Financial Officer
                                             (Principal Accounting Officer)