Form 10-Q
period 1998-09-27
PMC SIERRA INC
filed 1998-11-12
CIK 767920

----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                for the quarterly period ended September 27, 1998

                    [ ] Transition report pursuant to Section
                     13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                  For the Transition Period From _____ to _____

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

                             Yes ___X____ No _______


          Common shares outstanding at September 27, 1998 - 30,918,031
             ------------------------------------------------------

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
           (in thousands, except for per share amounts)
                            (unaudited)

                                       Three Months Ended     Nine Months Ended
                                      --------------------  --------------------
                                       Sep 27,     Sep 30,    Sep 27,    Sep 30,
                                         1998        1997       1998       1997

Net revenues                          $  42,105  $  27,815  $ 116,375  $  95,453

Cost of revenues                          9,922      6,058     27,952     25,522
                                      ---------  ---------  ---------- ---------
  Gross profit                           32,183     21,757     88,423     69,931

Other costs and expenses:
  Research and development                9,739      5,136     23,575     16,485
  Acquisition of in process research
    and development                           -          -     50,846          -
  Marketing, general and
    administrative                        7,369      5,735     20,839     18,650
                                      ---------  ---------  ---------- ---------
Income (loss) from operations            15,075     10,886     (6,837)    34,796

Interest income, net                        566        331      2,140        488
                                      ---------  ---------  ---------- ---------

Income (loss) before provision for
  income taxes                           15,641     11,217     (4,697)    35,284

Provision for income taxes                5,632      3,926     16,468     10,582
                                      ---------  ---------  ---------- ---------

Net income (loss)                     $  10,009  $   7,291  $ (21,165) $  24,702
                                      =========  =========  ========== =========

Basic net income (loss) per share     $    0.31  $    0.23  $   (0.66) $    0.80
                                      =========  =========  ========== =========

Diluted net income (loss) per share   $    0.29  $    0.22  $   (0.66) $    0.76
                                      =========  =========  ========== =========

Shares used to calculate:
  Basic net income (loss) per share      32,193     31,146     31,849     30,946
  Diluted net income (loss) per share    34,394     33,188     31,849     32,486

See notes to consolidated financial statements.

                         PMC-Sierra, Inc.
                    CONSOLIDATED BALANCE SHEETS
                          (in thousands)

                                               Sep 27,     Dec 28,
                                                1998        1997
                                            (unaudited)
ASSETS:
Current assets:
Cash and cash equivalents                    $  13,770   $  27,906
Short-term investments                          50,198      41,334
Accounts receivable, net                        19,653      15,103
Inventories                                      4,157       3,199
Prepaid expenses and other current assets        3,569       1,958
Short-term deposits for wafer
  fabrication capacity                               -       4,000
                                             ----------  ----------
Total current assets                            91,347      93,500

Property and equipment, net                     30,965      19,699
Goodwill and other intangible assets,  net      13,946       8,635
Investments and other assets                     4,503       4,424
Deposits for wafer fabrication capacity         23,120      23,120
                                             ----------  ----------
                                             $ 163,881   $ 149,378
                                             ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                             $   4,901   $   7,421
Accrued liabilities                             21,017      13,751
Accrued income taxes                             9,658       8,780
Current portion of obligations under
  capital leases and long-term debt              4,996       4,652
Net liabilities of discontinued operations           -         301
                                             ----------  ----------
Total current liabilities                       40,572      34,905

Deferred income taxes                            3,925       4,023
Noncurrent obligations under capital leases
  and long-term debt                             6,448       9,092
Special shares convertible into
  PMC common stock                               8,690      10,793

Shareholders' equity:
Common stock, par value $0.001                      31          30
Additional paid in capital                     177,998     143,153
Accumulated deficit                            (73,783)    (52,618)
                                             ----------  ----------
Total shareholders' equity                     104,246      90,565
                                             ----------  ----------
                                             $ 163,881   $ 149,378
                                             ==========  ==========

See notes to consolidated financial statements.

                                   PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                            Nine Months Ended
                                                         -----------------------
                                                            Sep 27,     Sep 30,
                                                              1998        1997


Cash flows from operating activities:
  Net income (loss)                                     $ (21,165)   $  24,702
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                           9,196        6,280
    Acquisition of in process research and development     50,846            -
    Changes in assets and liabilities
      Accounts receivable                                  (3,287)       3,637
      Inventories                                            (403)       6,562
      Prepaid expenses and other                           (1,315)        (341)
      Accounts payable and accrued expenses                 2,426         (411)
      Accrued restructuring costs                               -      (10,616)
      Net assets/liabilities associated
        with discontinued operations                         (301)        (513)
                                                        ----------   ----------
        Net cash provided by operating activities          35,997       29,300
                                                        ----------   ----------

Cash flows from investing activities:
  Proceeds from sales/maturities of
    short-term investments                                 43,442       19,926
  Purchases of short-term investments                     (52,306)     (57,604)
  Proceeds from refund of wafer
    fabrication deposits                                    4,000            -
  Investments in other companies                                -       (3,000)
  Payment for purchase of Integrated Telecom
  Technology, Inc.,net of cash acquired                   (27,165)           -
  Purchase of other in process research
    and development                                        (1,419)           -
  Proceeds from sale of equipment                               -        2,515
  Purchases of plant and equipment                        (17,336)      (4,826)
                                                        ----------   ----------
  Net cash used in investing activities                   (50,784)     (42,989)
                                                        ----------   ----------

Cash flows from financing activities:
  Repayment of notes payable and
    long-term debt                                           (136)      (2,446)
  Proceeds from sale/leaseback of equipment                     -        1,107
  Principal payments under capital lease
    obligations                                            (3,735)      (3,214)
  Proceeds from issuance of common stock                    4,522        5,562
                                                        ----------   ----------
  Net cash provided by financing activities                   651        1,009
                                                        ----------   ----------

Net decrease in cash and cash equivalents                 (14,136)     (12,680)
Cash and cash equivalents, beginning of the period         27,906       35,038
                                                        ----------   ----------
Cash and cash equivalents, end of the period            $  13,770    $  22,358
                                                        ==========   ==========

See notes to consolidated financial statements.

                                PMC-SIERRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. The results of operations for the three and nine months ended September 27, 1998 are not necessarily indicative of results to be expected in future periods.


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


      The acquisition was recorded under the purchase method of accounting and the results of operations of IGT and the fair value of acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date. Upon consummation of the transaction, IGT was merged with a wholly owned subsidiary of the Company. In connection with the purchase price allocation, the Company received an appraisal of the intangible assets which indicated that approximately $49.4 million of the purchase price was allocated to in process research and development. Because there can be no assurance that the Company will be able to successfully complete the development and integration of IGT products or that the acquired technology has any alternative future use, the acquired in-process research and development was expensed in the three months ended June 28, 1998. In addition, the Company has recorded $5.3 million related to other intangible assets, which will be amortized over their estimated useful lives, ranging from three to seven years. The Company presented a pro forma summary of this purchase acquisition on a Form 8-K/A filed on June 22, 1998.

     The following table presents the unaudited pro forma results of operations for informational purposes assuming that the Company had acquired IGT at the beginning of the 1998 and 1997 fiscal years. This information may not necessarily be indicative of the future combined results of operations of the Company.

                                                         Nine Months Ended
                                                    ----------------------------

                                                    Sep 27, 1998   Sep 30, 1997
     (in thousands, except for per share amounts)

     Net revenues                                    $   120,684     $  104,676

     Net income                                      $    25,002     $   21,020

     Basic net income per share:                     $      0.78     $     0.67

     Diluted net income per share:                   $      0.73     $     0.64


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

4.   The components of inventories are as follows (in thousands):


                                       Sep 28, 1998    Dec 28, 1997
                                        (unaudited)

           Work-in-progress              $     1,174     $     2,316
           Finished goods                      2,983             883
                                       --------------  --------------
                                         $     4,157     $     3,199
                                       ==============  ==============

5.   Recently Issued Accounting Standards

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. For the quarters ended September 27, 1998 and September 30, 1997, there were no material differences between the Company's comprehensive income and net income.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 27, 1998.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities". This new standard defines derivatives, requires that all derivatives be carried at fair market value and provides for hedging accounting when certain conditions are met. Based upon the hedging strategies currently used and the level of activity related to derivative instruments, the Company does not anticipate the effect of adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 2000.

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

Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. The actual results, performance, or achievements of the Company may be materially different from those expressed or implied by such forward-looking statements. The forward-looking statements include projections relating to trends in markets, revenues, particularly expectations of long-term revenues, gross margins, future expenditures on research and development, marketing, general and administrative expense and the year 2000 issue. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events.


Results of Operations

Third Quarters of 1998 and 1997

Net Revenues ($000,000)
-----------------------

                                         Third Quarter
                                    -----------------------
                                     1998           1997         Change
Net revenues
Networking products                   $36.3         $24.0          51%
User Interface                          5.8           3.8          53%
                                  ----------    -----------
Total net revenues                    $42.1         $27.8          51%
                                  ==========    ==========

Third quarter networking product revenue increased 51% over last year's third quarter. The growth in revenues of the Company's ATM, SONET/SDH, T1/E1 and DS3/E3 integrated circuits accounted for the majority of third quarter increase compared to the prior year's third quarter. During the third quarter the Company announced the availability of its gigabit ethernet semiconductors for general sampling. Revenues from gigabit ethernet sales are not expected to be material in 1998.

The Company's third quarter user interface revenue increased 53% over the comparable period in 1997 but are expected to decline significantly in the fourth quarter of 1998. No investment has been made in R&D related to user interface products since the third quarter 1996 strategic decision to focus on networking products.


Gross Profit ($000,000)
-----------------------

                                         Third Quarter
                                    -----------------------
                                     1998          1997          Change

Gross profit                          $32.2         $21.8         48%
Percentage of net revenues              76%           78%


Gross profit increased in dollars and decreased as a percentage of sales in the third quarter compared to the prior year's third quarter. The increase in dollars compared to the prior year is primarily a function of the substantially increased volume of semiconductor sales. The lower gross profit percentage of sales is the result of a number of factors, the most significant of which is price reductions contracted by the Company with its customers. Price reductions on the Company's products occur from both normal competitive pressures and from customers moving into higher volume price brackets.


Operating Expenses and Charges ($000,000)
-----------------------------------------
                                            Third Quarter
                                         ------------------
                                         1998         1997         Change

Research and development                 $9.7         $5.1          90%
Percentage of net revenues                23%          18%

Marketing, general & administrative      $7.4         $5.7          28%
Percentage of net revenues                18%          21%


Research and development ("R&D") spending of $9.7 million in the third quarter of 1998 is up significantly over last year's third quarter, both in dollars and as a percentage of net revenues. The Company increased its R&D spending in order to respond to the array of opportunities presented by the growth of the internet, data networking and the convergence of voice and data communications.

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

Marketing, general and administrative expenses were higher in the third quarter of 1998 than the comparable period in 1997, but lower as a percentage of net revenues. A substantial portion of the Company's marketing, general and administrative expense is fixed in the short term. While it is the Company's long term goal to reduce these costs as a percentage of net revenues during periods of rising sales, a decline in net sales could cause these costs to increase as a percentage of net revenues.


Interest Income (Expense), Net
------------------------------

Net interest income increased to $0.6 million in the third quarter of 1998 from $0.3 million in last year's third quarter primarily due to higher cash balances available to invest and earn interest and reduced interest expense due to a lower level of capital leases.


Provision for Income Taxes
--------------------------

The provision for income taxes consists primarily of estimated taxes on Canadian and other foreign operations.


First Nine Months of 1998 and 1997


Net Revenues ($000,000)
-----------------------
                                             First nine months
                                         ------------------------
                                           1998            1997         Change
Net revenues
Networking products                         $96.8          $60.8          59%
User Interface                               19.6           34.7         (44%)
                                         ---------      ---------
Total net revenues                         $116.4          $95.5          22%
                                         =========      =========


The increase in net revenues from networking products reflects growth in broadband networking markets due to the current trend toward standard products such as those the Company develops and away from application specific integrated circuits ("ASIC's") developed for the use of a single company, and sales of the products acquired with the acquisition of IGT in May of 1998. The decrease in net revenues from user interface product is the result of the third quarter of 1996 decision to focus on networking products and to discontinue development of user interface products.


Gross Profit ($000,000)
-----------------------
                                            First nine months
                                         ------------------------
                                           1998           1997         Change

Gross profit                              $88.4          $69.9           26%
Percentage of net revenues                  76%            73%

Gross profit increased in both dollars and as a percentage of net revenues in the first nine months of 1998 compared to the same period in 1997. Increased sales of higher gross margin networking products more than offset the decline in gross profit due to lower net revenues from the Company's User Interface products.

Operating Expenses and Charges ($000,000)
-----------------------------------------
                                            First nine months
                                         ----------------------
                                           1998         1997         Change

Research and development                   $23.6        $16.5          43%
Percentage of net revenues                   20%         17%

In process research and development        $50.8          -

Marketing, general & administrative        $20.8        $18.7          12%
Percentage of net revenues                   18%         20%

R&D expenses increased in both dollars and as a percentage of net revenues in the first nine months of 1998 compared to the same period in 1997. R&D spending in both years has been focused only on networking products. The growth in spending on R&D has tracked, and is expected to continue to track, much more closely to networking product revenue rather than total revenue.

In process research and development expenses of $50.8 million were recorded in the second quarter of 1998 with $49.4 million related to the acquisition of IGT and $1.4 million related to the acquisition of technology which has not reached technological feasibility and has no alternative future use.

Marketing, general and administrative expense increased in dollars and decreased as a percentage of sales for the first nine months of 1998 compared to the same period in 1997. During the first two quarters of 1997 certain of the marketing, general and administrative expenses related to the Company's modem products which were fully disposed of at mid year 1997.


Liquidity and Capital Resources

The Company's cash and cash equivalents and short term investments declined from $69.2 million on December 28, 1997 to $64.0 million on September 27, 1998. During the first nine months of 1998 the Company's operating activities provided $36.0 million in cash. Significant investing activities included $27.2 million related to the Company's purchase of IGT, $17.3 million of purchases of plant and equipment and $1.4 million related to the purchase of other in process research and development. The Company also received a refund of $4.0 million of foundry deposits based on its 1997 wafer purchases. Financing activities included $3.7 million of principal payments on capital lease obligations and $4.5 million in proceeds from issuance of common stock.

As of September 27, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $64.0 million and a $15.0 million revolving credit facility. The Company believes that existing cash and cash equivalents, anticipated funds from operations and access to its revolving line of credit will satisfy the Company's projected working capital requirements, anticipated capital expenditures and capital lease payments for the foreseeable future. The Company expects to purchase, or arrange capital leases for approximately $3 - 5 million of new capital expenditures over the balance of 1998.

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

FLUCTUATIONS IN OPERATING RESULTS

The Company's quarterly and annual operating results may vary due to a number of factors, including, among others, the timing of new product introductions, decreased demand or average selling prices for products, market acceptance of products, demand for products of the Company's customers, the general conditions of the networking industry, the introduction of products or technologies by the Company's competitors, competitive pressure on product pricing, the Company's and its customers' inventory levels of the Company's products, product availability from outside foundries, variations in manufacturing yields for the Company's products, expenditures for new product and process development, the acquisition of wafer fabrication and other manufacturing capacity, and the acquisition of businesses, products or technologies. At various times in the past, the Company's foundry and other suppliers have experienced lower than anticipated yields that have adversely affected production and, consequently, the Company. There can be no assurance that the Company's existing or future foundry and other suppliers will not experience irregularities which could have a material adverse effect on the Company. The Company from time to time may order in advance of anticipated customer demand from its suppliers in response to anticipated long lead times to obtain inventory and materials, which might result in excess inventory levels if expected orders fail to materialize or other factors render the Company's product or its customer's products less marketable. The Company's ability to forecast sales of networking chips is limited due to customer uncertainty regarding future demand for end-user networking equipment and price competition in the market for networking equipment. Any delay or cancellation of existing orders, or any decline in projected future orders, by the Company's customers could have a material adverse effect on the Company. Margins will vary depending on product mix. In the longer term, the Company may experience declining gross profits as a percentage of total net revenues if anticipated decreases in average selling prices of existing networking products are not offset by commensurate reductions in product costs, or by an offsetting increase in gross profit contribution from new, higher gross margin, networking products. The Company is also affected by the state and direction of the electronics industry and the economy in the United States and other markets the Company serves. Although industry observers expect continued growth in sales of networking and telecommunications equipment, worldwide capital spending overall is expected to slow. This could adversely affect sales of products based on the Company's devices, which in turn could slow the rate of growth in the Company's sales. The occurrence of any of the foregoing or other factors could have a material adverse effect on the Company. Due to these factors, past results may not be indicative of future results.

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

The Company has developed a gigabit Ethernet chipset which is currently sampling to customers. This is a new product area for the Company and there can be no assurance that these products will have correctly anticipated the needs of the networking industry or that they will receive sufficient design wins to achieve commercial success.

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


The Company's competitors in this market include, among others, Cypress Semiconductor, Dallas Semiconductor, Galileo Technology, Integrated Device Technology, Level One Communications, Lucent Technologies, MMC Networks, Rockwell International, Siemens, Texas Instruments, and Transwitch. The number of competitors in this market and the technology platforms on which their products will compete may change in the future. It is likely that over the next few years additional competitors will enter the market with new products. Manufacturers of more traditional semiconductor devices are attempting to penetrate the markets for networking and telecommunication chips. These new competitors may have substantially greater financial and other resources than the Company. Others may be startups with a narrow but highly focused marketing and engineering plan, which could result in strong competition in segments of the Company's product line. Competition among manufacturers of semiconductors like the Company's products typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of the growth of broadband data networking and design-in cycles in certain of the Company's customers products, the Company's competitors have frequent opportunities to achieve design wins in next generation systems. Any success by the Company's competitors in supplanting the Company's products would have a material adverse effect on the Company.


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

The reduction, delay or cancellation of orders from one or more significant customers could have a material and adverse affect on the Company. Due to the relatively short product life cycles in the telecommunications and data communications markets, the Company would be materially and adversely affected if one or more of its significant customers were to select devices manufactured by one of the Company's competitors for inclusion in future product generations. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's current customers or a disruption in the Company's sales and distribution channels could have a material and adverse effect on the Company.

INTERNATIONAL OPERATIONS

In fiscal years 1997, 1996 and 1995, international sales accounted for approximately 30%, 53% and 39% of the Company's net revenues, respectively. The Company's networking products must accommodate numerous worldwide communications standards and sales to United States based customers are often for products that they in turn export worldwide. The Company expects that international sales will continue to represent a significant portion of the Company's and its customers' net revenues for the foreseeable future. The majority of the Company's development, test, marketing and administrative functions occur in Canada. In addition, substantially all of the Company's products are manufactured, assembled and tested by independent third parties in Asia. Due to its reliance on international sales and operations, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements and policy changes affecting the telecommunications and data communications markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas, exchange rates and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Sales of the Company's networking products are denominated in United States dollars as are costs related to the manufacture and assembly of products by the Company's Asian suppliers. Costs related to the majority of the Company's development, test, marketing and administrative functions are denominated in Canadian dollars. Selling costs are denominated in a variety of currencies. As a result, the Company is subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company.

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

ACQUISITIONS

The Company's strategy may involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional equity securities of the Company. The issuance of additional equity securities would dilute, and could represent an interest senior to the rights of, then outstanding PMC common stock. An acquisition which is accounted for as a purchase, like the acquisition of the networking business in 1994, the acquisition of certain assets of Bipolar Integrated Technology, ("Bit") in September 1996, and the recent acquisition of Integrated Telecom Technology, Inc. could involve significant one-time write-offs, and could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. Any acquisition will require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise outside its existing businesses and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

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

YEAR 2000 COMPUTER SYSTEMS ISSUES

The Company is aware of issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize date sensitive information as the next millennium (year 2000) approaches. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in disruptions of the Company's operations. The Company has identified significant applications that will require modification to ensure year 2000 compliance. The Company uses commercially available standard software for its critical operating and financial applications. One vendor of critical software used by the Company has provided a program update, which is intended to rectify the year 2000 issues related to this software. This update was installed in the second quarter of 1998 and testing to date has not found any significant errors in the updates. Updates for the Company's other non-critical software are available at the current time and, if new versions of the software are not already purchased, are planned for installation in 1999. If the Company's vendors' updates do not successfully rectify the year 2000 issues related to their software, the Company could be forced to purchase a competing system that is year 2000 compliant and incur installation and other costs in order to mitigate the Year 2000 Issue. The installation of a replacement system for those applications that are currently not year 2000 compliant is not anticipated to be material to the Company's financial position or results of operations in any given year. In the event that the current systems need to be entirely replaced, the Company estimates that it would cost approximately $3 million to acquire and implement new systems. Any new systems would be capitalized and subsequently depreciated.

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


PART II - OTHER  INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits -

                   11.1    Calculation of earnings per share

                   27      Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PMC-SIERRA, INC.
                                               (Registrant)

Date:    November 11, 1998                     /S/ JOHN W. SULLIVAN
         -----------------                     --------------------
                                               John W. Sullivan
                                               Vice President, Finance
                                               (duly authorized officer)
                                               Chief Financial Officer
                                               (principal accounting officer)