Form 10-Q/A
period 1998-06-28
PMC SIERRA INC
filed 1999-02-10
CIK 767920

----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  Form 10 - Q/A - 1

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


                 ----------------------------------------------

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant for the quarter ending June 28, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements. See "Restatement of Quarterly Financial Statements" in Notes to the Consolidated Financial Statements for a discussion of the basis for such restatement.

                                      INDEX


                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

          -      Consolidated statements of operations (restated)

          -      Consolidated balance sheets (restated)

          -      Consolidated statements of cash flows (restated)

          -      Notes to consolidated financial statements (restated)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (restated)


PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Item 4.   Submission of Matters to a Vote by Stockholders

Item 5.   Other Information - Description of Capital Stock

Item 6.   Exhibits and Reports on Form 8 - K

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)
                                                                Three Months Ended         Six Months Ended
                                                             -----------------------   ------------------------
                                                               Jun 28,      Jun 30,       Jun 28,      Jun 30,
                                                                 1998         1997          1998         1997
                                                             (restated -                (restated -
                                                              see note 2)               see note 2)

Net revenues                                                  $  39,975    $  34,064     $  74,270    $  67,638
Cost of revenues                                                  9,968        9,613        18,103       19,464
                                                             -----------  -----------   -----------  -----------
  Gross profit                                                   30,007       24,451        56,167       48,174

Other costs and expenses:
  Research and development                                        7,820        5,308        13,836       11,348
  Marketing, general and administrative                           7,435        6,614        13,557       12,915
  Acquisition of in process research and development             39,176            -        39,176            -
                                                             -----------  -----------   -----------  -----------
Income (loss) from operations                                   (24,424)      12,529       (10,402)      23,911

Interest income, net                                                750          232         1,574          157
                                                             -----------  -----------   -----------  -----------
Income (loss) before provision for income taxes                 (23,674)      12,761        (8,828)      24,068

Provision for income taxes                                        5,639        3,829        10,836        6,656
                                                             -----------  -----------   -----------  -----------

Net income (loss)                                             $ (29,313)   $   8,932     $ (19,664)   $  17,412
                                                             ===========  ===========   ===========  ===========

Basic net income (loss) per share                             $   (0.92)   $    0.29     $   (0.62)   $    0.56
                                                             ===========  ===========   ===========  ===========

Diluted net income (loss) per share                           $   (0.92)   $    0.28     $   (0.62)   $    0.54
                                                             ===========  ===========   ===========  ===========

Shares used to calculate:
  Basic net income(loss) per share                               31,829       30,918        31,677       30,846
  Diluted net income (loss) per share                            31,829       32,374        31,677       32,135

See notes to consolidated financial statements.


                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           Jun 28,      Dec 28,
                                                             1998         1997
                                                         (unaudited)
                                                         (restated -
                                                          see note 2)
ASSETS:
Current assets:
  Cash and cash equivalents                               $  60,872   $  27,906
  Short-term investments                                          -      41,334
  Accounts receivable, net                                   20,858      15,103
  Inventories                                                 6,212       3,199
  Prepaid expenses and other current assets                   3,986       1,958
  Short-term deposits for wafer fabrication capacity              -       4,000
                                                         ----------- -----------
    Total current assets                                     91,928      93,500

Property and equipment, net                                  26,430      19,699
Goodwill and other intangible assets, net                    26,136       8,635
Investments and other assets                                  4,517       4,424
Deposits for wafer fabrication capacity                      23,120      23,120
                                                         ----------- -----------
                                                          $ 172,131   $ 149,378
                                                         =========== ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                        $   9,434   $   7,421
  Accrued liabilities                                        22,454      13,751
  Accrued income taxes                                       10,154       8,780
  Current portion of obligations under capital leases
    and long-term debt                                        5,093       4,652
  Net liabilities of discontinued operations                    249         301
                                                         ----------- -----------
    Total current liabilities                                47,384      34,905

Deferred income taxes                                         3,958       4,023
Noncurrent obligations under capital leases and
  long-term debt                                              7,645       9,092

Special shares convertible into PMC common stock              8,758      10,793

Shareholders' equity:
  Common stock, par value $0.001                                 30          30
  Additional paid in capital                                176,638     143,153
  Accumulated deficit                                       (72,282)    (52,618)
                                                         ----------- -----------
    Total shareholders' equity                              104,386      90,565
                                                         ----------- -----------
                                                          $ 172,131   $ 149,378
                                                         =========== ===========

See notes to consolidated financial statements.

                                     PMC-Sierra, Inc.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                        (unaudited)
                                                                                      Six Months Ended
                                                                                ---------------------------
                                                                                   Jun 28,        Jun 30,
                                                                                    1998            1997
                                                                                (restated -
                                                                                 see note 2)

Cash flows from operating activities:
  Net income (loss)                                                               $ (19,664)      $ 17,412
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                     5,519          4,088
    Acquisition of in process research and development                               39,176              -
    Changes in assets and liabilities
      Accounts receivable                                                            (4,492)        (3,048)
      Inventories                                                                    (2,458)         5,221
      Prepaid expenses and other                                                     (1,754)        (1,533)
      Accounts payable and accrued expenses                                           8,925          1,838
      Accrued restructuring costs                                                         -         (7,569)
      Net assets/liabilities associated with discontinued operations                    (52)          (160)
                                                                                ------------   ------------
        Net cash provided by operating activities                                    25,200         16,249
                                                                                ------------   ------------

Cash flows from investing activities:
  Proceeds from sales/maturities of short-term investments                           43,442         12,039
  Purchases of short-term investments                                                (2,108)       (19,138)
  Proceeds from refund of wafer fabrication deposits                                  4,000              -
  Investments in other companies                                                          -         (3,000)
  Payment for purchase of Integrated Telecom Technology, Inc.,
    net of cash acquired                                                            (27,165)             -
  Purchase of other in process research and development                              (1,419)             -
  Proceeds from sale of equipment                                                         -          2,483
  Purchases of plant and equipment                                                   (9,636)        (3,303)
                                                                                ------------   ------------
        Net cash provided by (used in) investing activities                           7,114        (10,919)
                                                                                ------------   ------------

Cash flows from financing activities:
  Repayment of notes payable and long-term debt                                        (116)        (1,157)
  Proceeds from sale/leaseback of equipment                                               -          1,107
  Principal payments under capital lease obligations                                 (2,461)        (2,004)
  Proceeds from issuance of common stock                                              3,229          2,530
                                                                                ------------   ------------
        Net cash provided by financing activities                                       652            476
                                                                                ------------   ------------

Net increase in cash and cash equivalents                                            32,966          5,806
Cash and cash equivalents, beginning of the period                                   27,906         35,038
                                                                                ------------   ------------
Cash and cash equivalents, end of the period                                       $ 60,872       $ 40,844
                                                                                ============   ============

See notes to consolidated financial statements.

                                PMC-SIERRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

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

2.   Restatement of Quarterly Financial Statements

     Subsequent to the issuance of the Company's June 28, 1998 consolidated financial statements, the Securities and Exchange Commission issued new guidance related to the valuation of in process research and development ("IPR&D") in purchase transactions. The Company has considered the impact of this new guidance on the valuation of purchased IPR&D and other intangibles acquired in connection with the acquisition of Integrated Telecom Technology, Inc. ("IGT") in May, 1998 (see note 3).

     The Company's initial calculations to value the acquired IPR&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard for stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology. This methodology conformed to generally accepted accounting principles applied in accordance with then established industry practice.

     Based on a revaluation performed using the methodology set forth in the SEC's September 1998 letter to the American Institute of Certified Public Accountants (`AICPA'), the Company has adjusted the amount of purchase price allocated to IPR&D. As a result of the revised valuation, the charge for IPR&D was decreased by $11.7 to $37.8 million, the amount ascribed to other intangible assets increased from $6.4 to $18.1 million and amortization increased by $160,000 for the quarter.

     The  restatement   resulted  in  the  following  impact  on  the  Company's
     previously reported results of operations for the three and six month periods ended June 28, 1998:

                      (in thousands except per share data)

Statement of Operations:
                                                   Three Months     Six Months
                                                      Ended            Ended
                                                      Jun 28,         Jun 28,
                                                       1998            1998

Net loss
As previously reported                                  (40,823)        (31,174)
Adjustment related to acquired in-process R&D
  and intangible assets                                  11,670          11,670
Adjustment related to additional amortization
  of intangible assets                                     (160)           (160)
                                                  --------------  --------------

Restated                                                (29,313)        (19,664)
                                                  ==============  ==============

Net loss per share - basic and diluted
As previously reported                                  $ (1.28)        $ (0.98)
Adjustment related to acquired in-process R&D
  and intangible assets                                    0.37            0.37
Adjustment related to additional amortization
  of intangible assets                                    (0.01)          (0.01)
                                                  --------------  --------------

Restated                                                $ (0.92)        $ (0.62)
                                                  ==============  ==============


Balance Sheet:                                             June 28, 1998
                                                  ------------------------------
                                                  (as restated)     (previously
                                                                      reported)
Goodwill and other intangible assets,  net               26,136          14,626
Total assets                                            172,131         160,621
Total shareholders' equity                              104,386          92,876

3.   Acquisition of Integrated Telecom Technology

     On May 20, 1998, the Company acquired Integrated Telecom Technology, Inc. ("IGT") in exchange for total consideration of $55.0 million consisting of cash paid to IGT stockholders of $17.8 million, cash paid to IGT creditors of $9.0 million and the issuance of approximately 415,000 shares of common stock and options to purchase approximately 214,000 shares of common stock. The purchase price includes professional fees and other direct costs of the acquisition totaling $850,000. IGT is a fabless semiconductor company headquartered in Gaithersburg, MD with a development site in San Jose, CA. IGT makes Asynchronous Transfer Mode (ATM) switching chipsets for wide area network applications as well as ATM Segmentation-and-Reassembly and other telecommunication chips. Upon consumation of the transaction, IGT was merged with a wholly owned subsidiary of the Company.

     The acquisition was recorded under the purchase method of accounting and the final allocation among tangible and intangible assets and liabilities is as follows:


              Tangible assets                           $  4,598

              Intangible assets:
                     Developed and core technology         7,830
                     Assembled workforce                   1,050
                     Goodwill                              9,284

              In process technology                       37,757

              Liabilities                                 (4,669)
                                                      -----------
                                                        $ 55,850
                                                      ===========


     The revised valuation was based on management's estimates of the after tax net cash flows and gives explicit consideration to the SEC's views on IPR&D in purchase transactions. In making the allocation of purchase price to IPR&D, the Company considered the present value of forecasted cash flows and income that were expected to result from the projects in process at the time of the acquisition, the status of these projects and their completion costs and project risk. Specifically, the Company considered (1) the value of core technology and ensured that the relative allocations to core technology and in process technology were consistent with the relative contributions of each of the final projects and (2) stage of completion of the individual projects and ensured that the value considered only the efforts completed as of the transaction date.

     The revised amount allocated to IPR&D of $37.8 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful development was uncertain.

     As at the acquisition date, IGT had three development projects which were in process. These projects included an ATM switching chipset and two different types of segmentation and reassembly chips ("SARs"). IGT had developed SARs in the past and appropriate recognition was given in the valuation to the developed and core technology underpinning the in process SAR development projects. The SARs were estimated to be 66% and 83% developed at the time of the acquisition. The ATM switching chipset was an entirely new development effort and was estimated to be 78% complete at the time of purchase. The Company will only benefit from the IPR&D and intangible assets related to these projects when it begins shipping products to customers. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material and adverse affect on the Company's results of operations.

     The operating results of IGT have been included in the consolidated statements since the date of acquisition. The following table presents the unaudited pro forma results of operations for informational purposes assuming that the Company had acquired IGT at the beginning of the 1998 and 1997 fiscal years. This information may not necessarily be indicative of the future combined results of operations of the Company.

                                                      Six Months Ended
                                                ----------------------------
                                                  June 28,        June 30,
                                                   1998            1997
                                                (restated -     (restated -
(in thousands, except for per share amounts)     see note 2)     see note 2)

Net revenues                                       $78,579        $74,305

Net income                                         $14,499        $14,168

Basic net income per share:                         $ 0.45         $ 0.45

Diluted net income per share:                       $ 0.42         $ 0.43


     The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles and goodwill. The $37.8 million charge for purchased in process technology has been excluded from the pro forma results, as it is a material non-recurring charge.

4. On May 1, 1998 a subsidiary of the Company acquired certain technology for cash consideration of $1.4 million. This technology has not reached technological feasibility and has no alternative future use. Accordingly, this amount is included in the in process research and development expensed in the three months ended June 28, 1998.

5.   The components of inventories are as follows (in thousands):


                                           Jun 28,      Dec 28,
                                            1998          1997
                                        (unaudited)

              Work-in-progress             $ 2,103       $ 2,316
              Finished goods                 4,109           883
                                       ------------  ------------
                                           $ 6,212       $ 3,199
                                       ============  ============

6.   Recently Issued Accounting Standards

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

During the second quarter, the Company acquired Integrated Telecom Technology, Inc. ("IGT") in exchange for total consideration of $55.0 million consisting of cash paid to IGT shareholders of $17.8 million, cash paid to IGT creditors of $9.0 million, the issuance of approximately 415,000 shares of common stock and options to purchase approximately 214,000 shares of common stock. The purchase price includes professional fees and other direct costs of the acquisition of $850,000. IGT is a fabless semiconductor company headquartered in Gaithersburg, MD with a development site in San Jose, CA. The Company assumed current liabilities totaling $3.1 million, interest-bearing obligations in the form of capital leases of $1.6 million and received tangible assets of $4.6 million resulting in tangible net liabilities of $0.1 million.

Subsequent to the issuance of the Company's June 28, 1998 consolidated financial statements, the Securities and Exchange Commission (`SEC') issued new guidance related to the valuation of in process research and development (`IPR&D') in purchase transactions. The Company has considered the impact of this new guidance on the valuation of purchased IPR&D and other intangibles acquired in connection with the acquisition of Integrated Telecom Technology, Inc. (`IGT') in May, 1998 (see note 3 to Consolidated Financial Statements). Based on a revaluation performed using the new SEC methodology, the Company has adjusted the amount of purchase price allocated to IPR&D. As a result of the revised valuation, the charge for IPR&D was decreased by $11.7 to $37.8 million, the amount ascribed to other intangible assets increased from $6.4 to $18.1 million and amortization increased by $160,000 for the quarter.

The revised amount allocated to IPR&D of $37.8 million was expensed upon acquisition, as it was determined that the underlying products had not reached technological feasibility, had no alternative future use and successful development was uncertain. The Company will begin to benefit from the IPR&D and intangible assets related to these projects only when they begin shipping products to customers. Failure to reach successful completion of these products could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material and adverse affect on the Company's results of operations.

Subsequent to the second quarter, development work on one of the three projects in process at the time of the acquisition was terminated (see Operating Expenses and Charges). The Company will file an amendment to its quarterly report on Form 10Q/A for its third quarter reflecting that impairment.

Certain statements in this Report constitute "forward-looking statements" with the meaning of the federal securities laws. The actual results, performance, or achievements of the Company may be materially different from those expressed or implied by such forward-looking statements. Reference to the Company includes its subsidiary PMC-Sierra Ltd., a Canadian corporation and its other subsidiaries. The forward-looking statements include projections relating to trends in markets, revenues, and particularly expectations of long-term revenues, gross margin, and future expenditures on research and development, marketing, general and administrative expense and the year 2000 issue. The
Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events.

Results of Operations

Second Quarters of 1998 and 1997

Net Revenues ($000,000)
-----------------------
                                      Second Quarter
                                 -----------------------
                                    1998         1997         Change

Networking products                   $32.6       $21.3         53%
User Interface                          7.4        12.8        (42%)
                                 -----------  ----------
Total net revenues                    $40.0       $34.1         17%
                                 ===========  ==========


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


Gross Profit ($000,000)
-----------------------
                                        Second Quarter
                                    -----------------------
                                       1998        1997         Change

Gross profit                            $30.0       $24.5         22%
   Percentage of net revenues             75%         72%


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

Operating Expenses and Charges ($000,000)
-----------------------------------------

                                             Second Quarter
                                        -----------------------
                                           1998         1997         Change

Research and development                    $7.8         $5.3          47%
Percentage of net revenues                   20%          16%

In process research and development        $39.2           -

Marketing, general & administrative         $7.4         $6.6          12%
Percentage of net revenues                   19%          19%


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

In process research and development expenses of $39.2 million were recorded in the second quarter of 1998 with $37.8 million related to the acquisition of IGT and $1.4 million related to the acquisition of technology which has not reached technological feasibility and has no alternative future use. In the Company's original second quarter report on Form 10Q, the Company recorded a charge for purchased IPR&D of $49.4 million in connection with the acquisition of IGT. The revised charge gives explicit consideration to the valuation methodology set forth in the SEC's September 1998 letter to the AICPA.

The $37.8 million charge for IPR&D in the IGT acquisition is an allocation based on the estimated fair value of the risk-adjusted cash flows related to three incomplete development projects. At the date of acquisition, these projects had not yet reached technological feasibility, had no alternative future use and successful development was uncertain. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the second quarter of 1998.

As at the acquisition date, IGT had three development projects which were in process. These projects included an ATM switching chipset and two different types of segmentation and reassembly chips ("SARs"). IGT had developed SARs in the past and appropriate recognition was given in the valuation to the developed technology underpinning the in process SAR development projects. The SARs were estimated to be 66% and 83% developed at the time of the acquisition. The switching chipset was an entirely new development effort and was estimated to be 78% complete at the time of purchase.

Remaining development efforts for these in process projects will include various phases of design, development, and testing. At the time of acquisition, the Company anticipated completion dates for the projects of approximately six to nine months, after which time the Company expected to begin generating economic benefits from the technologies. Subsequent to the second quarter, development of the SAR judged to be 66% complete at the time of the acquisition was terminated. Failure to reach successful completion of these products could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material and adverse affect on the Company's results of operations.

Marketing, general & administration expenses were higher in the second quarter of 1998 than the comparable period in 1997, but approximately equal as a percentage of net revenues. A substantial portion of the Company's marketing, general & administrative expense is fixed in the short term. While it is the Company's long term goal to reduce these costs as a percentage of net revenues during periods of rising sales, a decline in net sales could cause these costs to increase as a percentage of net revenues.

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

First Six Months of 1998 and 1997

Net Revenues ($000,000)
-----------------------

                                 First six months
                             -----------------------
                                 1998        1997        Change

Networking products               $60.5       $36.8        64%
User Interface                     13.8        30.8       (55%)
                             -----------  ----------
Total net revenues                $74.3       $67.6        10%
                             ===========  ==========


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


Gross Profit ($000,000)
-----------------------
                                      First six months
                                   -----------------------
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


Operating Expenses and Charges ($000,000)
-----------------------------------------

                                              First six months
                                          ------------------------
                                              1998        1997       Change

Research and development                       $13.8       $11.3       22%
Percentage of net revenues                       19%         17%


In process research and development            $39.2           -


Marketing, general & administrative            $13.6       $12.9        5%
Percentage of net revenues                       18%         19%


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


Item 4.       SUBMISSION OF MATTERS TO A VOTE BY STOCKHOLDERS

The Annual Meeting of Stockholders of PMC-Sierra, Inc. was held on May 27, 1998 for the purposes of electing directors of the Company, approving an amendment to the Company's 1994 Incentive Stock Plan to increase the number of shares of Common Stock reserved for issuance by 1,100,000 shares, approving an amendment to the Company's 1991 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance by 250,000 shares, approving an amendment to the Company's 1994 Incentive Stock Plan to increase the number of shares of Common Stock reserved for issuance on January 1 of each year (beginning January 1, 1999) by the lesser of (i) 4% of the outstanding shares on such date, (ii) 2,000,000 shares, or (iii) an amount determined by the Board of Directors, approving an amendment to the Company's 1991 Employee Stock Purchase Pan to increase the number of shares of Common Stock reserved for issuance on January 1 of each year (beginning January 1, 1999) by the lesser of (i) 1% of the outstanding shares on such date, (ii) 500,000 shares, or (iii) an amount determined by the Board of Directors, approving an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock by 50,000,000 shares to a total of 100,000,000 shares, and to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1998 fiscal year.

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

                                        PMC-SIERRA, INC.
                                        (Registrant)


Date:    February 10, 1999              /S/ JOHN W. SULLIVAN
         -----------------              ------------------------------
                                        John W. Sullivan
                                        Vice President, Finance
                                        (Duly Authorized Officer)
                                        Chief Financial Officer
                                        (Principal Accounting Officer)