Form 10-Q/A
period 1998-09-27
PMC SIERRA INC
filed 1999-02-10
CIK 767920

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

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant for the quarter ending September 27, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements. See "Restatement of Quarterly Financial Statements" in Notes to the Condensed Consolidated Financial Statements for a discussion of the basis for such restatement.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (restated)


PART II - OTHER  INFORMATION


Item 6.  Exhibits and Reports on Form 8 - K

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                       PMC-Sierra, Inc.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except for per share amounts)
                                         (unaudited)
                                                                Three Months Ended             Nine Months Ended
                                                           ----------------------------   ---------------------------
                                                              Sep 27,        Sep 30,         Sep 27,        Sep 30,
                                                                1998           1997            1998           1997
                                                           (restated -                    (restated -
                                                            see note 2)                    see note 2)
Net revenues                                                 $   42,105     $   27,815      $  116,375    $   95,453

Cost of revenues                                                 10,035          6,058          28,138        25,522
                                                           -------------  -------------   ------------- -------------
   Gross profit                                                  32,070         21,757          88,237        69,931

Other costs and expenses:
   Research and development                                       9,739          5,136          23,575        16,485
   Marketing, general and administrative                          7,549          5,735          21,106        18,650
   Acquisition of in process research and development                 -              -          39,176             -
   Impairment of intangible assets                                4,311              -           4,311             -
                                                           -------------  -------------   ------------- -------------
Income from operations                                           10,471         10,886              69        34,796

Interest income, net                                                566            331           2,140           488
                                                           -------------  -------------   ------------- -------------
Income before provision for income taxes                         11,037         11,217           2,209        35,284

Provision for income taxes                                        5,632          3,926          16,468        10,582
                                                           -------------  -------------   ------------- -------------

Net income (loss)                                            $    5,405     $    7,291      $  (14,259)   $    24,702
                                                           =============  =============   ============= =============

Basic net income (loss) per share                            $     0.17     $     0.23      $    (0.45)   $     0.80
                                                           =============  =============   ============= =============

Diluted net income (loss) per share                          $     0.16     $     0.22      $    (0.45)   $     0.76
                                                           =============  =============   ============= =============

Shares used to calculate:
  Basic net income (loss) per share                              32,193         31,146          31,849        30,946
  Diluted net income (loss) per share                            34,394         33,188          31,849        32,486

See notes to consolidated financial statements.


                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          Sep 27,       Dec 28,
                                                            1998          1997
                                                        (unaudited)
                                                        (restated -
                                                         see note 2)
ASSETS:
Current assets:
  Cash and cash equivalents                               $  13,770   $  27,906
  Short-term investments                                     50,198      41,334
  Accounts receivable, net                                   19,653      15,103
  Inventories                                                 4,157       3,199
  Prepaid expenses and other current assets                   3,569       1,958
  Short-term deposits for wafer fabrication capacity              -       4,000
                                                        ------------ -----------
    Total current assets                                     91,347      93,500

Property and equipment, net                                  30,965      19,699
Goodwill and other intangible assets,  net                   20,852       8,635
Investments and other assets                                  4,503       4,424
Deposits for wafer fabrication capacity                      23,120      23,120
                                                        ------------ -----------
                                                          $ 170,787   $ 149,378
                                                        ============ ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                        $   4,901   $   7,421
  Accrued liabilities                                        21,017      13,751
  Accrued income taxes                                        9,658       8,780
  Current portion of obligations under capital leases
    and long-term debt                                        4,996       4,652
  Net liabilities of discontinued operations                      -         301
                                                        ------------ -----------
    Total current liabilities                                40,572      34,905

Deferred income taxes                                         3,925       4,023
Noncurrent obligations under capital leases
  and long-term debt                                          6,448       9,092

Special shares convertible into PMC common stock              8,690      10,793

Shareholders' equity:
  Common stock, par value $0.001                                 31          30
  Additional paid in capital                                177,998     143,153
  Accumulated deficit                                       (66,877)    (52,618)
                                                        ------------ -----------
    Total shareholders' equity                              111,152      90,565
                                                        ------------ -----------
                                                          $ 170,787   $ 149,378
                                                        ============ ===========

See notes to consolidated financial statements.

                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                             Nine Months Ended
                                                                          ------------------------
                                                                             Sep 27,      Sep 30,
                                                                               1998         1997
                                                                          (restated -
                                                                           see note 2)
Cash flows from operating activities:
  Net income (loss)                                                        $ (14,259)   $  24,702
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                              9,649        6,280
    Acquisition of in process research and development                        39,176            -
    Impairment of intangible assets                                            4,311            -
    Changes in assets and liabilities
      Accounts receivable                                                     (3,287)       3,637
      Inventories                                                               (403)       6,562
      Prepaid expenses and other                                              (1,315)        (341)
      Accounts payable and accrued expenses                                    2,426         (411)
      Accrued restructuring costs                                                  -      (10,616)
      Net assets/liabilities associated with discontinued operations            (301)        (513)
                                                                          -----------  -----------
        Net cash provided by operating activities                             35,997       29,300
                                                                          -----------  -----------

Cash flows from investing activities:
  Proceeds from sales/maturities of short-term investments                    43,442       19,926
  Purchases of short-term investments                                        (52,306)     (57,604)
  Proceeds from refund of wafer fabrication deposits                           4,000            -
  Investments in other companies                                                   -       (3,000)
  Payment for purchase of Integrated Telecom Technology, Inc.,
    net of cash acquired                                                     (27,165)           -
  Purchase of other in process research and development                       (1,419)           -
  Proceeds from sale of equipment                                                  -        2,515
  Purchases of plant and equipment                                           (17,336)      (4,826)
                                                                          -----------  -----------
        Net cash used in investing activities                                (50,784)     (42,989)
                                                                          -----------  -----------

Cash flows from financing activities:
  Repayment of notes payable and long-term debt                                 (136)      (2,446)
  Proceeds from sale/leaseback of equipment                                        -        1,107
  Principal payments under capital lease obligations                          (3,735)      (3,214)
  Proceeds from issuance of common stock                                       4,522        5,562
                                                                          -----------  -----------
        Net cash provided by financing activities                                651        1,009
                                                                          -----------  -----------

Net decrease in cash and cash equivalents                                    (14,136)     (12,680)
Cash and cash equivalents, beginning of the period                            27,906       35,038
                                                                          -----------  -----------
Cash and cash equivalents, end of the period                                $ 13,770    $  22,358
                                                                          ===========  ===========

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


2.   Restatement of Quarterly Financial Statements

     Subsequent to the issuance of the Company's September 27, 1998 consolidated financial statements, the Company received the Securities and Exchange Commission's (`SEC') new guidance related to the valuation of in process research and development (`IPR&D') in purchase transactions. The Company has considered the impact of this new guidance on the valuation of purchased IPR&D and other intangibles acquired in connection with the acquisition of Integrated Telecom Technology, Inc. (`IGT') in May, 1998 (see note 3).

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

     The Company has also adjusted its third quarter financial statements to reflect a $4.3 million impairment of the additional $11.7 million of intangible assets recognized in the second quarter adjustment and a total charge of $453,000 for additional amortization on these assets. This impairment resulted from the determination that one of the three projects in progress at the acquisition date was not technologically feasible. Management determined that the developed and core technology related to this project has no alternative future use and all development work on this project was terminated.

     The  restatement   resulted  in  the  following  impact  on  the  Company's
     previously reported results of operations for the three and nine month periods ended September 27, 1998.

                      (in thousands except per share data)

Statement of Operations:
                                                       Three Months  Nine Months
                                                          Ended         Ended
                                                          Sep 27,      Sep 27,
                                                           1998         1998

Net income (loss)
As previously reported                                  $   10,009    $ (21,165)
Adjustment related to acquired in-process R&D
  and intangible amortization                                    -       11,670
Adjustment related to impairment of intangible assets       (4,311)      (4,311)
Adjustment related to additional amortization of
  intangible assets                                           (293)        (453)
                                                       ------------  -----------
Restated                                                $    5,405    $ (14,259)
                                                       ============  ===========

Net income (loss) per share - diluted
As previously reported                                  $     0.29    $   (0.66)
Adjustment related to acquired in-process R&D
  and intangible amortization                           $        -    $    0.37
Adjustment related to impairment of intangible assets $ (0.12) $ (0.14) Adjustment related to additional amortization of
 intangible assets                                      $    (0.01)   $   (0.02)
                                                       ------------  -----------
Restated                                                $     0.16    $   (0.45)
                                                       ============  ===========


Balance Sheet:                                               June 28, 1998
                                                       -------------------------
                                                           (as       (previously
                                                          restated)   reported)
Goodwill and other intangible assets,  net                  20,852       13,946
Total assets                                               170,787      163,881
Total shareholders' equity                                 111,152      104,246


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

     The acquisition was recorded under the purchase method of accounting and the final allocation among tangible and intangible assets and liabilities is as follows:


              Tangible assets                          $   4,598

              Intangible assets:
                     Developed and core technology         7,830
                     Assembled workforce                   1,050
                     Goodwill                              9,284

              In process technology                       37,757

              Liabilities                                 (4,669)
                                                     ------------

                                                       $  55,850
                                                     ============


     The revised valuation was based on management's estimates of the after tax net cash flows and gives explicit consideration to the SEC's views on IPR&D in purchase transactions. In making the allocation of purchase price, the Company considered the present value of cash flows and income, the status of projects, completion costs and project risk. Specifically, the Company considered (1) the value of core technology and ensured that the relative allocations to core technology and in process technology were consistent with the relative contributions of each of the final products and (2) stage of completion of the individual projects and ensured that the value considered only the efforts completed as of the transaction date.

     The revised amount allocated to IPR&D of $37.8 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful development was uncertain.

     As at the acquisition date, IGT had three development projects which were in process. These projects included an ATM switching chipset and two different types of segmentation and reassembly chips ("SARs"). IGT had developed SARs in the past and appropriate recognition was given in the valuation to the developed and core technology underpinning the SAR development projects. The SARs were estimated to be 66% and 83% developed at the time of the acquisition. The ATM switching chipset was an entirely new development effort and was estimated to be 78% complete at the time of purchase. During the third quarter, development work on the SAR project which was 66% complete at the time of the acquisition was terminated, as it was determined not to be technologically feasible and to have no alternative future use. As a result, the Company recognized an impairment of $4.3 million of the related intangible assets, including a pro rata allocation of goodwill. The Company will only benefit from the IPR&D and intangible assets related to the other two projects when they begin shipping products to customers. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material and adverse affect on the Company's results of operations.

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

                                                        Nine Months Ended
                                                   ---------------------------
                                                      Sep 27,        Sep 30,
                                                        1998           1997
(in thousands, except for per share amounts)        (restated -    (restated -
                                                     see note 2)   see note 2)

Net revenues                                         $ 120,684     $ 104,676

Net income                                           $  24,068     $  19,458

Basic net income per share:                          $    0.75     $    0.62

Diluted net income per share:                        $    0.70     $    0.59


     The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles and goodwill. The $37.8 million charge for purchased in process technology and the $4.3 million impairment of intangible assets have been excluded from the pro forma results, as they are material non-recurring charges.

3. On May 1, 1998 a subsidiary of the Company acquired certain technology for cash consideration of $1.4 million. This technology has not reached technological feasibility and has no alternative future use. Accordingly, this amount is included in the in process research and development expensed in the three months ended June 28, 1998.

4.   The components of inventories are as follows (in thousands):


                                      Sep 28,       Dec 28,
                                        1998          1997
                                    (unaudited)

        Work-in-progress               $ 1,174       $ 2,316
        Finished goods                   2,983           883
                                    -----------  ------------
                                       $ 4,157       $ 3,199
                                    ===========  ============

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

- In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 27, 1998.

- In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities". This new standard defines derivatives, requires that all derivatives be carried at fair market value and provides for hedging accounting when certain conditions are met. Based upon the hedging strategies currently used and the level of activity related to derivative instruments, the Company does not anticipate the effect of adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 2000.

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

Subsequent to the issuance of the Company's September 27, 1998 consolidated financial statements, the Company received the Securities and Exchange Commission's (`SEC') new guidance related to the valuation of in process research and development (`IPR&D') in purchase transactions. The Company has considered the impact of this new guidance on the valuation of purchased IPR&D and other intangibles acquired in connection with the acquisition of Integrated Telecom Technology, Inc. (`IGT') in May, 1998 (see note 3 to Consolidated Financial Statements). Based on a revaluation performed using the new SEC methodology, the Company has adjusted the amount of purchase price allocated to IPR&D. As a result of the revised valuation, the charge for IPR&D was decreased by $11.7 to $37.8 million, the amount ascribed to other intangible assets increased from $6.4 to $18.1 million and amortization increased by $160,000 for the quarter.

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

Subsequent to the filing of the Company's second quarter report, development work on one of three projects in process at the time of the acquisition was terminated (See Operating Expenses and Charges). As a result, the Company has also adjusted its third quarter financial statements to reflect a $4.3 million impairment of the additional $11.7 million of intangible assets recognized in the second quarter and recorded an additional charge of $453,000 for amortization of intangible assets recognized in the second quarter adjustment.

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

Results of Operations

Third Quarters of 1998 and 1997

Net Revenues ($000,000)
-----------------------
                                    Third Quarter
                               -----------------------
                                   1998        1997          Change

Networking products                 $36.3       $24.0          51%
User Interface                        5.8         3.8          53%
                               -----------  ----------
Total net revenues                  $42.1       $27.8          51%
                               ===========  ==========


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

Gross Profit ($000,000)
-----------------------
                                           Third Quarter
                                      ----------------------
                                          1998       1997        Change

Gross profit                               $32.1      $21.8        47%
   Percentage of net revenues                76%        78%

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

Operating Expenses and Charges ($000,000)
-----------------------------------------

                                             Third Quarter
                                         ---------------------
                                            1998      1997        Change

Research and development                      $9.7      $5.1        90%
Percentage of net revenues                     23%       18%

Marketing, general & administrative           $7.5      $5.7        32%
Percentage of net revenues                     18%       21%

Impairment of Intangible Assets               $4.3        -


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

The impairment of intangible assets of $4.3 million recorded in this amended third quarter filing recognizes the impairment due to the termination of a development project acquired in the purchase of IGT. The impaired assets were recognized as part of the second quarter adjustment of $11.7 million to IPR&D and related intangible assets (See Operating Expenses and Charges - first nine months).

The terminated project related to ongoing development of a type of segmentation and reassembly chip used to convert data packets to asynchronous transfer mode data cells. The product was terminated and the few customers of IGT's predecessor chip were notified of the termination of all future development of this technology. The technology was specialized and has no alternative future use.

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


First Nine Months of 1998 and 1997

Net Revenues ($000,000)
-----------------------

                                   First nine months
                                -------------------------
                                     1998         1997         Change

Networking products                   $96.8        $60.8        59%
User Interface                         19.6         34.7       (44%)
                                ------------  -----------
Total net revenues                   $116.4        $95.5        22%
                                ============  ===========


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

Gross Profit ($000,000)
-----------------------
                                          First nine months
                                      -------------------------
                                          1998        1997        Change

Gross profit                               $88.2       $69.9        26%
   Percentage of net revenues                76%         73%

Gross profit increased in both dollars and as a percentage of net revenues in the first nine months of 1998 compared to the same period in 1997. Increased sales of higher gross margin networking products more than offset the decline in gross profit due to lower net revenues from the Company's User Interface products.

Operating Expenses and Charges ($000,000)
-----------------------------------------

                                              First nine months
                                          --------------------------
                                              1998        1997         Change

Research and development                       $23.6       $16.5         43%
Percentage of net revenues                       20%         17%

Marketing, general & administrative            $21.1       $18.7         13%
Percentage of net revenues                       18%         20%

In process research and development            $39.2           -

Impairment of Intangible Assets                 $4.3           -

R&D expenses increased in both dollars and as a percentage of net revenues in the first nine months of 1998 compared to the same period in 1997. R&D spending in both years has been focused only on networking products. The growth in spending on R&D has tracked, and is expected to continue to track, much more closely to networking product revenue rather than total revenue.

Marketing, general and administrative expense increased in dollars and decreased as a percentage of sales for the first nine months of 1998 compared to the same period in 1997. During the first two quarters of 1997 certain of the marketing, general and administrative expenses related to the Company's modem products that were fully disposed of at mid year 1997.

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

As at the acquisition date, IGT had three development projects which were in process. These projects included an ATM switching chipset and two different types of segmentation and reassembly chips ("SARs"). IGT had developed SARs in the past and appropriate recognition was given in the valuation to the developed and core technology underpinning the SAR development projects. The SARs were estimated to be 66% and 83% developed at the time of the acquisition. The ATM switching chipset was an entirely new development effort and was estimated to be 78% complete at the time of purchase. During the third quarter, development work on the SAR project which was 66% complete at the time of the acquisition was terminated, as it was determined not to be technologically feasible and to have no alternative future use. As a result, the Company recognized an impairment of $4.3 million of the related intangible assets, including a pro rata allocation of goodwill. The Company will only benefit from the IPR&D and intangible assets related to the other two projects when they begin shipping products to customers. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material and adverse affect on the Company's results of operations.

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