Form 10-K
period 1998-12-27
PMC SIERRA INC
filed 1999-03-26
CIK 767920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 27, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1999, as reported by the Nasdaq National Market, was approximately $1,592,084,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1999, the Registrant had 31,669,103 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Parts of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 Part III of this Form 10-K Report.

                                     PART I

ITEM 1.  Business.

GENERAL
-------

In this Annual Report, when we refer to "PMC-Sierra", "PMC", "the Company", "us", "our" or "we", we include PMC-Sierra, Inc. and all our subsidiary companies.

We design, develop, market and support high-performance semiconductor networking solutions. Our products are used in the high speed transmission and networking systems which are being used to restructure the global telecommunications and data communications infrastructure.

We provide components for equipment based on Asynchronous Transfer Mode ("ATM"), Synchronized Optical Network ("SONET"), Synchronized Digital Hierarchy ("SDH"), T1/E1/J1 and T3/E3/J2 access transmission and ethernet protocols. Our networking products adhere to international standards and are sold on the merchant market to over 100 customers either directly or through our worldwide distribution channels.

In May of 1998, we expanded our portfolio of ATM layer and switching products by acquiring Integrated Telecom Technology Inc. ("IGT") in exchange for approximately $55 million in cash and PMC common stock and options to buy PMC common stock. IGT was a fabless semiconductor company that had its headquarters in Gaithersburg, MD and a development site in San Jose, CA. IGT made segmentation-and-reassembly and ATM switching chipsets for wide area network applications as well as ATM and other telecommunication chips.

In August 1996, we announced our decision to exit the personal computer modem chipset business, to restructure our other non-networking business and focus on networking semiconductors. By the end of 1997, we had changed our name from Sierra Semiconductor to PMC-Sierra, disposed the remainder of our modem products and completed all other material aspects of the restructuring. Our remaining non-networking products are still being sold but we are not planning new development or follow-on products.

PMC-Sierra was incorporated in the State of California in 1983 and reincorporated in the State of Delaware in 1997. Our principal executive office is located at 105-8555 Baxter Place, Burnaby, B.C., Canada V5A 4V7. Our Common Stock trades on the Nasdaq National Market under the symbol "PMCS."

INDUSTRY BACKGROUND
-------------------

The primary drivers of internetworking demand enabling PMC-Sierra's semiconductor business are the emergence of the Internet, the upgrade of corporate data networks and remote access. The common element to each of these drivers is the high bandwidth demand for data. Whereas legacy telecom networks were optimized for voice (circuit) processing, the newest network deployments are being optimized for data transfer and packet processing.

The Internet and its increased usage by corporate and residential customers is putting a tremendous strain on the public wide area network ("WAN") telecommunications infrastructure. At the beginning of the decade, these Plain Old Telephone Networks ("POTS") handled primarily voice traffic while the small amount of data traffic which existed (from applications such as faxes, etc) was supported by the readily capacity-available voice circuits. However, throughout the decade, data traffic grew more quickly than voice traffic, eventually exceeding voice traffic levels.

Thus, existing POTS circuits are no longer adequate in supporting the volume of data traffic emerging from residential, customer premise and enterprise networks. In fact, new data-optimized packet networks based on the Internet Protocol ("IP") are being deployed specifically for the high volume data traffic while supporting the relatively low volume voice applications (Voice-over-IP).

The Internet is creating the demand for more bandwidth for the network. Statistics indicate that Internet IP data traffic is doubling every 100 days and that overall IP traffic increases by over an order of magnitude every year. This traffic must set-up and tear down Internet sessions several hundred times per hour. Legacy telecom networks designed to set-up and tear down voice sessions lasting 10 minutes or longer are inadequate to handle multiple Internet sessions as short as a `point-and-click'.

The best ways to add bandwidth for the network include increasing the density of the bandwidth pipes and utilizing traffic management and congestion control techniques to make more effective use of the existing bandwidth pipes. Both trends are occurring simultaneously as the global networking infrastructure moves toward an equipment overhaul.

In 1998 there was more than 100 thousand miles of unused fiber bandwidth pipes deployed by carriers such as Williams, Level 3, UUNET and IXC. This deployment provides more capacity in the core of the WAN as well as for new Metropolitan Area Network ("MAN") rings. An emerging trend called Wavelength Division Multiplexing ("WDM") also increases capacity by providing for various 2.4 Gigabit and 10 Gigabit bandwidth color channels within a single optical fiber strand.

Multi-service carriers seek to provide Service Level Agreements ("SLAs") to their customers based on a certain guarantee of bandwidth for data/voice transport or Internet access. These SLAs are very lucrative revenue drivers for the carriers as the most critical traffic requirements can be guaranteed at a high premium. Quality of Service ("QoS") traffic management techniques make SLAs possible for the carriers. Protocols such as ATM have developed the capability for providing QoS standard guarantees and, as such, these protocols are favored by traditional service provider carriers. Protocols such as IP have less developed QoS characteristics. The current lack of world-class QoS standards has been one of the chief inhibitors to ubiquitous implementation of IP across the emerging global network.

The following specific trends are important to PMC-Sierra's internetworking semiconductor businesses:

o For LAN corporate data networks, existing unmanaged 10 megabit Ethernet hubs are being upgraded to 10/100 megabit Ethernet workgroup switches with advanced management features. These are, in turn, uplinked into advanced Enterprise switches that can run combinations of 100 megabit and gigabit Ethernet traffic. An emerging trend is the ability to provide Layer 3 switching protocol in firmware and hardware so as to increase performance of Enterprise data switching and routing.

o Internet Service Providers (ISPs) utilize multi-platform Point-of-Presence equipment to concentrate 64 kilobit DS0, n*64 kilobit fractional T1, 1.5 megabit T1, 2.0 megabit E1 and 45 megabit T3 into larger pipes. Typically these are SONET/SDH pipes of 155 megabit or larger which form the MAN and WAN core backbones of the new public network. The High-speed Data Link Control ("HDLC") protocol is essential in connecting lower speed data/voice Frame Relay streams into the WAN.

o For Remote Access data and voice networks, legacy Frame Relay networks are being upgraded to aggregate increased densities of dial- and dedicated-line traffic as well as to differentiate between specific traffic protocol types such as ATM, Frame Relay and IP. These new applications are referred to as Any-Service-Any-Port ("ASAP").

o For data, voice and video traffic which seek to define effective QoS guarantees and traffic control predictability, ATM networks are being created which can scale from low-rate 1.5 megabits to terabit-rates and beyond. ATM networks adhere to standards created by the ATM Forum such as TM4.1 that provide a complete range of network services from direct connections and guaranteed CBR (Constant Bit Rate) bandwidth for a single protocol to lower priority ABR (Available Bit Rate) traffic classes across multiple protocols. ATM networks are being used increasingly in edge and core switching and transmission systems that seek to provide QoS to users on a per-connection basis.

o The current Internet infrastructure is dominated by router entry into WAN backbone fiber pipes. Certain IP traffic requires maximum transmission bandwidth over a point-to-point connection and is willing to trade-off QoS and other management processing. For these applications, mapping IP traffic directly into SONET/SDH frames is far more effective because it uses valuable transmission bandwidth for extraneous management processing. IP-Over-SONET/SDH ("POS") is used in fast Ethernet and gigabit Ethernet switches as an uplink to MAN/WAN core fiber backbone rings, high-speed terabit routers and remote access concentrators to map IP, Ethernet, Frame Relay or other packet traffic directly into SONET/SDH pipes without segmentation into fixed-length sizes.

o For residential Internet opportunities, the current 56 kilobit analog modem is viewed by many consumers as inefficient. Emerging Digital Subscriber Line ("DSL") technology enables up to several megabits of bandwidth for Internet access while utilizing traditional copper `local loop' telephone wiring. New DSL access multiplexer ("DSLAM") equipment is becoming available which will take advantage of ATM Layer 2 switching and traffic management to aggregate residential Internet data traffic into the WAN.

o Wireless voice and data opportunities are being generated by the deployment of Base Transceiver Stations which convert waves of radio frequency air traffic into wirelined backhaul pipes to Base Station Controllers which provide aggregation, switching and processing intelligence. These backhaul pipes operate at primarily 1.5 megabit T1 and 2.0 megabit E1 rates. HDLC and ATM protocols are important for this equipment as they provide the interface and processing for the aggregated T1 and E1 pipes.

NETWORKING PRODUCTS
-------------------

We provide networking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment. The Company's objective is to develop networking semiconductors that enable network systems vendors to get to market quickly with high performance, cost effective and scalable systems.

We provide networking semiconductor solutions that are used in key networking and communications equipment. Our product offerings can be grouped into four general areas: ATM, SONET/SDH [including Packet-over-SONET/SDH ("POS")], Remote Access and Ethernet switching. These products are generally used in networking equipment as follows:

         Networking Equipment               ATM   SONET/SDH   ACCESS   ETHERNET

Wide Area Network (WAN)
  Remote Access Equipment
    Frame Relay Access Devices                                  X
    Access Multiplexers/DSLAMs*              X                  X
    Wireless Basestations                    X                  X
    Voice Switches                           X        X         X
    Digital Loop Carriers                    X                  X
    Frame Relay Switches                     X                  X
    Internet Access Concentrators            X                  X

  Transmission and Switching Equipment
    WAN Edge Switches                        X        X         X         X
    Routers                                  X        X         X         X
    WAN Core Switches                        X        X         X
    Digital Cross - Connects                 X        X         X
    Add-Drop Multiplexers                    X        X         X
    Terminal Multiplexers                    X        X         X

Local Area Network (LAN)
  Switches/Routers                           X                  X         X
  Network Interface Cards                    X

* DSLAM = Digital Subscriber Line Access Multiplexer

The following is a summary of some of our more significant products currently available. The purpose of this table is only to provide a general understanding of where our products fit. Our chips may not perform all the functions related to a specific layer of the networking hierarchy. For example, we have a number of single port OC-3 ATM physical layer products which perform different functions within the first layer of the networking hierarchy and are generally used in different applications. In addition, our ATM switching chipsets (refer to the QRT and QSE below) and our Ethernet EXACT products primarily provide layer 2 functionality, but have some limited layer 3 capabilities.



     Product                        Description          Voltage                 Clock Rates                 Networking Hierarchy
----------------- -------------------------------------- ------- ----------------------------------------- -------------------------
                                                                  T1  E1  T3  E3  J2    OC3   OC12  >OC12  Layer 1  Layer 2 Layer 3
ATM
  S/UNI-MPH       Quad T1/E1 ATM Interface                 5v     x   x                                      x
  S/UNI-PDH       T1/E1/T3/E3  + ATM                       5v     x   x   x   x                              x
  S/UNI-155       1-port PHY                               5v                            x                   x
  S/UNI-155-LITE  1-port PHY + analog CRU/CSU              5v                            x                   x
  S/UNI-PLUS      enhanced 1-port PHY + analog CRU/CSU     5v                            x                   x
  S/UNI-155-DUAL  2-port PHY + analog CRU/CSU              5v                            x                   x
  S/UNI-QUAD      4-port PHY + analog CRU/CSU              3.3v                          x                   x
  S/UNI-155-ULTRA 1-port PHY + UTP-5 + analog CRU/CSU      5v                            x                   x
  S/UNI 622       1-port PHY                               5v                            x     x             x
  S/UNI-622 MAX   1-port PHY + analog CRU/CSU              3.3v                                x             x
  RCMP-800        Routing Control, Monitoring & Policing   5v                            x     x                      x
  RCMP-200        Routing Control, Monitoring & Policing   5v                            x                            x
  AAL1gatorII     AAL1 SAR                                 3.3v   x   x   x   x   x                                   x
  LASAR-155       ATM PHY & SAR                            5v                            x                   x        x
  QRT             Quad Routing Table                       3.3v   x   x   x   x   x      x     x                      x      limited
  QSE             Quad Switching Element                   3.3v   x   x   x   x   x      x     x                      x      limited

SONET/SDH and POS
  TUPP            VT/TU Payload Alignor/Processor          5v     x   x                                      x
  TUPP-PLUS       TUPP + Performance Monitor               5v     x   x                                      x
  TUDX            VT/TU X-Connect Switch                   5v     x   x                                      x
  STXC            Transport Overhead Terminator            5v                            x                   x
  STTX            Transport Overhead Terminator            5v                                  x             x
  SPECTRA-155     Payload Extractor/Aligner                5v                            x                   x
  SPTX            Path Terminating Tranceiver              5v                            x                   x
  S/UNI TETRA     4-port ATM + POS PHY + analog CRU/CSU    3.3v                          x                   x
  S/UNI-622-POS   1-port ATM + POS PHY + analog CRU/CSU    3.3v                                x             x

Access
  T1XC            1-port framer + analog                   5v     x                                          x
  COMET           1-port framer + long haul analog         3.3v   x   x                                      x
  E1XC            1-port framer + analog                   5v         x                                      x
  QDSX            4-port short haul analog LIU             5v     x   x                                      x
  TQUAD           4-port framer                            5v     x                                          x
  EQUAD           4-port framer                            5v         x                                      x
  TOCTL           8-port framer                            3.3v   x                                          x
  EOCTL           8-port framer                            3.3v       x                                      x
  S/UNI QJET      4-port framer or ATM UNI                 3.3v   x   x   x   x   x                          x
  D3MX            M13 Multiplexer/Demultiplexer            5v     x       x                                  x
  FREEDM-8        8 link, 128 channel HDLC Controller      3.3v   x   x   x   x                                       x
  FREEDM-32       32 link, 128 channel HDLC Controller     3.3v   x   x   x   x                                       x


Ethernet
  EXACT - PM3370  8x100 port controller                    3.3v                       100mb/s                         x      limited
  EXACT - PM3371  8x100 low cost port controller           3.3v                       100mb/s                         x
  EXACT - PM3380  1x1000 port controller                   3.3v                                      x                x      limited
  EXACT - PM3390  8 to 16 port EXACT Switch Matrix         3.3v                                      x                x      limited
  EXACT - PM3391  6-port EXACT Bus Switch Matrix           3.3v                                      x                x


The S/UNI product line offers physical layer solutions in a range from 1.5 megabits to 622 megabits. We offer LAN, Edge and WAN core ATM switch chip sets. We have been recognized by industry analysts as the market leader in ATM physical layer solutions.

Our ATM physical layer products come in a variety of packages and provide the interface to copper or fiber cabling along with framing and mapping functions. Our line of RCMP/ATLAS ATM layer processors handle higher layer ATM protocols such as policing, operations and management, fault and performance monitoring, while our ATM Switch chips offer a routing table and switching element solution capable of running at up to 10 gigabytes per second.

In 1998, we added two new ATM physical layer chips: the S/UNI-622-MAX, a single channel 622 megabit per second device and the S/UNI-QUAD, a four channel 155 megabit per second device. Both offer integrated clock recovery and synthesis and exceed the Bellcore GR-253 intrinsic transmit jitter and jitter tolerance specification - a requirement for communications equipment developers. These products may be used in ATM switches, routers, remote access concentrators and up-links.

In 1998, PMC-Sierra worked closely with members of the SATURN development group (a networking industry group we co-founded in 1992) to define and introduce a specification for POS devices known as POS-PHY Level 2 and POS-PHY Level 3. We introduced two POS devices in compliance with the new POS specifications: the S/UNI-TETRA and the S/UNI-622-POS. The S/UNI-TETRA is the industry's first 155 megabit per second physical layer device to meet the POS-PHY Level 2 Interface specification. The device is a four channel, dual-mode ATM cell processor and POS frame processor. It is used in high-density OC-3c port card designs suitable for multi-service ATM switches and Layer 3 routers.

The S/UNI-622-POS is a 622 megabit per second physical layer device that meets the SATURN POS-PHY Level 3 Interface specification. The S/UNI-622-POS was designed to allow enterprise and access equipment to support either
Packet-Over-SONET/SDH or ATM over SONET/SDH. POS is aimed at transporting Internet traffic over the public network.

Our Remote Access products include T1/E1 framers, and high density Frame Relay and HDLC controllers. Our devices are used in data communications applications such as multi-service and digital subscriber line access multiplexers, frame relay access devices, Internet Protocol routers, wireless base stations and remote access concentrators. Our access products are also used for telecommunications applications such as private branch exchanges, digital loop carriers, Class 5 switches, digital access cross connect systems, add-drop multiplexers and base transceiver stations.

In 1998, we introduced the COMET chip (COMbined E1,T1, J1 device). COMET represents the fourth generation of our family of high-density framer and line interface unit (LIU) telecom devices. A single COMET chip supports all three global primary rate framing formats, T1, E1 and J1, and integrates a shorthaul/longhaul analog LIU.

In 1998, we also introduced the EOCTL. The EOCTL is an eight-channel E1 framer. E1 is the European/Asian equivalent of the T1 transmission technology. This low power 3.3 volt device meets European standards and is pin-compatible to the TOCTL product we introduced in 1997. The EOCTL can help increase card density and reduce design time for our customers' Internet access equipment.

During 1998, we began sampling our EXACT chipset, which offers a variety of ethernet switching configurations. We offer two 8-port 10/100 fast ethernet single chip port controllers, a single port gigabit ethernet port controller, and 6 and 8 port EXACT Bus Switch Matrices. All of our ethernet switching chipsets offer layer 2 and some offer some layer 3 functionality. Gigabit ethernet is a new product area for us. At the end of 1998, we were still revising our products with the objective of having production worthy parts available in the second quarter of 1999.

NON-NETWORKING PRODUCTS
-----------------------

In the third quarter of 1996, we announced our decision to exit the modem chipset business and discontinue development of our graphics, multimedia and custom chipsets. We disposed of all modem-related inventories in 1997. Revenues from other non-networking products declined rapidly in 1998. Due to the lack of any follow-on products, these products are expected to experience a further significant decline in 1999.

SALES, MARKETING AND DISTRIBUTION
---------------------------------

Our sales and marketing strategy is to achieve design wins by developing superior products. We maintain close working relationships with our customers in order to make products that address their needs. We provide technical support to customers through field application engineers, technical marketing and factory systems engineers. We believe that providing comprehensive product service and support is critical to shortening customers' design cycles and maintaining a competitive position in the networking market.

We sell our products directly, through distribution and through independent manufacturers' representatives. Using these channels, Lucent Technologies (including Ascend Communications) and Cisco Systems each represented greater than 10% of our 1998 revenues. In 1998, the country purchasing the largest percentage of our products outside of the US was Canada at 10%. Historically, international sales accounted for the following percentages of our net revenues:
32% in 1998, 30% in 1997 and 46% in 1996. See "Factors You Should Consider Before Investing In PMC-Sierra - `Our Customer Base is Concentrated' and `Our Global Business Approach Subjects Us to Additional Risks'".

MANUFACTURING
-------------

Independent foundries and chip assemblers manufacture all of our products. We receive most of our wafers in finished form from Chartered Semiconductor Manufacturing Ltd. ("Chartered"), and Taiwan Semiconductor Manufacturing Corporation ("TSMC"). These independent foundries produce our networking products at feature sizes down to 0.35 micron. We believe that by using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing and testing new products. In addition, we avoid much of the capital cost associated with owning and operating a fabrication facility.

We  have  supply   agreements  with  two   independent   foundries  that  supply
substantially all of the wafers for our products. We have made deposits to secure access to wafer fabrication capacity under these agreements. At December 31, 1998 and 1997, we had $23.1 and $27.1 million, respectively, in deposits with those foundries and we were in compliance with our foundry agreements.
There are no minimum unit volume requirements in these agreements. We are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms.

Wafers supplied by outside foundries must meet our incoming quality and test standards. We conduct the majority of our test operations on advanced mixed signal and digital test equipment in our Burnaby, British Columbia, Canada facility. The remainder of our testing is performed predominantly by independent Asian companies.

We face risks when we outsource the manufacture and assembly of our products. See "Factors You Should Consider Before Investing in PMC-Sierra - We Must Have Access to Wafer Fabrication and Other Manufacturing Capacity to Succeed."

RESEARCH AND DEVELOPMENT
------------------------

We undertake research and development to design new products, as we must introduce new products to continue to grow. Our current efforts are targeted at integrating multiple channels or functions on single chips, broadening the number of products we provide to address varying protocols, and increasing the speed at which our chips operate.

We have design centers in or near Vancouver (Canada), Portland (Oregon), Gaithersburg (Maryland), San Jose (California), Montreal (Canada), and Saskatoon (Canada).

As a  result  of our  decision  to exit  from the  modem  chipset  business  and
restructure  our  non-networking   operations,   we  discontinued  research  and
development on non-networking products.

We spent $34.3 million in 1998, $22.9 million in 1997, and $29.4 million in 1996 on research and development. We also expensed $39.2 million of in process research and development, $37.8 million of which related to the acquisition of IGT and $1.4 million of which related to the acquisition of other technology. Similarly, in 1996 we expensed $7.8 million of in process research and development related to our acquisition of certain assets of Bit, Inc. See
"Management, Discussion and Analysis of Financial Condition and Operating Results - Other Costs and Expenses" and "Consolidated Financial Statements -
Note 2".

We may not successfully develop new products and our products may not achieve market acceptance. See "Factors You Should Consider Before Investing In PMC-Sierra - We Need to Successfully Develop and Introduce Our New Products to Succeed".

BACKLOG
-------

We sell primarily pursuant to standard short-term purchase orders. Our customers frequently revise the quantity actually purchased and the shipment schedules to reflect changes in their needs. As of December 31, 1998, our backlog of products scheduled for shipment within six months totaled $56.3 million. As of December 31, 1997, our backlog of products scheduled for shipment within six months totaled $36.3 million. Our customers may cancel a significant portion of the backlog at their discretion without penalty. Accordingly, we believe that our backlog at any given time is not a meaningful indicator of future revenues.

COMPETITION
-----------

The markets for our products are intensely competitive and subject to rapid technological change and price erosion.

We believe that our ability to compete successfully in these markets depends on:

o   our product performance, quality and pricing;
o our, our competitors' and our customers' timing and success of new product introductions;
o   our ability to innovate;
o   our ability to deliver working products on schedule;
o   market acceptance of standards for which we have produced products;
o   our ability to obtain adequate manufacturing capacity;
o   our subcontractors' production efficiency;
o the rate at which our customers incorporate our products into their designs; and
o   our competitors' assertion of intellectual property rights.

We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customers' products.

Our competitors are major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than us. Emerging companies also provide significant competition in our segment of the semiconductor market. Our competitors include Advanced Micro Circuits Corporation, Broadcom, Conexant Systems, Cypress Semiconductor, Dallas Semiconductor, Galileo Technology, Intel Corporation, Integrated Device Technology, Level One Communications, Lucent Technologies, Motorola, MMC Networks, Siemens, Texas Instruments, Transwitch and Vitesse Semiconductor. Over the next few years, we expect additional competitors, some of which also may have greater financial and other resources, to enter the market with new products.

LICENSES, PATENTS AND TRADEMARKS
--------------------------------

We have granted Chartered Semiconductor a non-exclusive license to manufacture and sell integrated circuits based on our designs and integrated circuits designed by Chartered Semiconductor or its parent company. Chartered Semiconductor also has a worldwide non-exclusive right to manufacture digital integrated circuits for third parties, unless we designed the circuit or previously supplied the circuit to the customer. Chartered Semiconductor has also licensed its manufacturing technology to us for non-exclusive use outside Singapore. The license agreement expires in November 1999. Upon termination of the agreement, the licenses to use the technology continue, but obligations to update licensed technology terminate.

We have several U.S. patents and a number of pending patent applications in the U.S. and Europe. In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is becoming increasingly important to compete effectively in the industry and we have an active program to acquire additional patent protection.

We apply for mask work protection on our circuit designs. We attempt to protect our software, trade secrets and other proprietary information by, among other security measures, entering into proprietary information agreements with employees. Although we intend to protect our rights vigorously, we cannot assure that these measures will be successful. See "Factors You Should Consider Before Investing In PMC-Sierra - Our Products Employ Proprietary Technology That We May Not Be Able to Protect."

PMC and its logo are our registered trademarks and service marks. We own other trademarks and service marks not appearing in this Form 10-K Annual Report. Other trademarks used in this Form 10-K Annual Report are owned by other entities.

EMPLOYEES
---------

As of December 31, 1998, the Company had 435 employees, including 255 in research and development, 47 in production and quality assurance, 82 in marketing and sales and 51 in administration. Our employees are not represented by a collective bargaining agreement. We have never experienced any work stoppage. We believe our employee relations are good.

ITEM 2.  Properties.

Our executive offices and much of our test, sales and marketing, and design and engineering operations are located in an approximately 100,000 square foot leased facility in Burnaby, British Columbia, Canada. This facility is leased through April 2006. The Company also leases offices for its staff in Massachusetts, North Carolina, Illinois, Texas, Maryland, California, Ontario (Canada), Quebec (Canada), Barbados, France, Germany and the United Kingdom.

PMC-Sierra (Maryland), Inc. leases approximately 23,000 square feet of office space in Maryland and San Jose, while PMC-Sierra Inc. (Portland) leases approximately 9,000 square feet of office space in Oregon. These facilities are leased through June 2005, June 1999 and March 1999 respectively.


ITEM 3. Legal Proceedings.

In February 1999, a complaint naming PMC-Sierra, Inc. and a number of other semiconductor companies was filed in United States District Court for the District of Arizona (captioned Lemelson Medical, Education & Research Foundation, Ltd. Partnership v Intel Corp. et al. Civ. 99-0377 PHX RGS) alleging that each defendant manufactures or has had manufactured for it integrated circuits using manufacturing processes that violate patents owned by plaintiff.

The litigation is in its initial stages, and the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.


ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II



ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Stock Price Information. The Company's Common Stock trades on the Nasdaq National Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock as reported by the Nasdaq National Market:

  1997                                                    High        Low


  First Quarter....................................      $18.13      $13.88
  Second Quarter...................................       26.38       13.88
  Third Quarter....................................       35.13       24.50
  Fourth Quarter...................................       31.88       22.00


  1998                                                    High        Low


  First Quarter....................................      $39.06     $26.00
  Second Quarter...................................       51.25      37.00
  Third Quarter....................................       47.75      26.63
  Fourth Quarter...................................       65.63      22.88


To maintain consistency, the information provided above is based on calendar quarters rather than fiscal quarters.

As of February 28, 1998, there were approximately 447 holders of record of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's current bank credit agreement prohibits the payment of cash dividends.

ITEM 6.  Selected Financial Data.
Summary Consolidated Financial Data
(in thousands, except for per share data)

                                                                           Year Ended December 31,(1)
                                                       --------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:                            1998 (2)      1997 (3)      1996 (4)     1995 (5)(7)   1994 (6)(7)

Net revenues                                             $ 161,812     $ 127,166     $ 188,371     $ 188,724     $ 104,764
                                                       ------------  ------------  ------------  ------------  ------------
Gross profit                                               123,592        94,101        93,423        91,614        46,960
Research and development                                    34,280        22,880        29,350        23,428        15,702
In process research and development (2), (4), (6)           39,176             -         7,783             -        12,748
Impairment of intangibles assets (2)                         4,311             -             -             -             -
Marketing, general and administrative                       28,755        23,663        30,691        30,051        23,683
Purchase price adjustment - compensation                         -             -             -        10,624             -
Restructuring and other charges                                  -        (1,383)       64,670             -        (1,559)
                                                       ------------  ------------  ------------  ------------  ------------
Income (loss) from operations                               17,070        48,941       (39,071)       27,511        (3,614)
                                                       ============  ============  ============  ============  ============
Income (loss) from continuing operations                    (2,878)       34,258       (48,150)       23,976        (7,916)
Loss from discontinued operations                                -             -             -       (22,497)         (666)
                                                       ------------  ------------  ------------  ------------  ------------
Net income (loss)                                        $  (2,878)    $  34,258     $ (48,150)    $   1,479     $  (8,582)
                                                       ============  ============  ============  ============  ============


Basic net income (loss) per share:  (8)
  from continuing operations                             $   (0.09)    $    1.10     $   (1.62)    $    0.89     $   (0.36)
  from discontinued operations                           $       -     $       -     $       -     $   (0.83)    $   (0.03)
                                                       ------------  ------------  ------------  ------------  ------------
  Net income (loss)                                      $   (0.09)    $    1.10     $   (1.62)    $    0.06     $   (0.39)
                                                       ============  ============  ============  ============  ============

Diluted net income (loss) per share:  (8)
  from continuing operations                             $   (0.09)    $    1.05     $   (1.62)    $    0.84     $   (0.36)
  from discontinued operations                                 $ -     $       -     $       -     $   (0.79)    $   (0.03)
                                                       ------------  ------------  ------------  ------------  ------------
  Net income (loss)                                      $   (0.09)    $    1.05     $   (1.62)    $    0.05     $   (0.39)
                                                       ============  ============  ============  ============  ============

Shares used to calculate:
  Basic net income (loss) per share                         32,002        31,043        29,719        27,018        22,030
  Diluted net income (loss) per share                       32,002        32,642        29,719        28,620        22,030


                                                                            As of December 31, (1)(2)
                                                       --------------------------------------------------------------------

BALANCE SHEET DATA:                                         1998          1997          1996          1995          1994

Cash, cash equivalents and short-term investments        $  84,836     $  69,240     $  42,062     $  45,937     $  15,830
Working capital                                             67,615        58,595        20,438        32,741        23,813
Total assets                                               197,298       149,378       129,914       184,860        85,959
Long term debt (including current portion)                  10,132        13,744        24,637        12,718         9,069
Stockholders' equity                                       125,932        90,565        48,444        81,000        34,865

(1) The Company's fiscal year ends on the last Sunday of the calendar year. December 31 has been used as the fiscal year end for ease of presentation. See Note 1 to Consolidated Financial Statements.
(2) Results for the year ended December 31, 1998 include an in process research and development charge of $39.2 million related primarily to the acquisition of Integrated Telecom Technology and a charge for impairment of intangible assets of $4.3 million.
     See Note 2 to the consolidated financial statements.
(3) Results for the year ended December 31, 1997 include a recovery of $1.4 million from the reversal of the excess accrued restructure charge resulting from the conclusion of the restructuring. See Note 9 to Consolidated Financial Statements.
(4) Results for the year ended December 31, 1996 include a restructuring charge of $69.4 million related to Company's exit from the modem chipset business and the associated restructuring of its non-networking operations. $4.7 million of this charge was recorded in cost of sales as an inventory write down, and $64.7 million was recorded as a restructuring cost in operating expenses. See Note 9 to Consolidated Financial Statements. An in process research and development charge of $7.8 million was recorded in the third quarter for the acquisition of ethernet switching technology and other assets from Bipolar Integrated Technology. Results of operations include costs of continuing the development of ethernet switching products and related activities from the date of the acquisition on September 3, 1996. See Note 2 to Consolidated Financial Statements.
(5) Results for the year ended December 31, 1995 include the loss from discontinued operations related to Prometheus Products, Inc. of $22.5 million, purchase price adjustment relating to the finalization of the acquisition of the Company's Canadian networking product operations of $10.6 million, and gain on sale of shares of SiTel Sierra B.V. of $6.7 million, which is not included in income from operations.
(6) Results for the year ended December 31, 1994 include the operations of the networking business from the date of acquisition, September 2, 1994, and include in process research and development of $12.7 million, settlement of the class action lawsuit of $2.4 million, reversal of restructuring and other charges of $1.6 million and a loss from discontinued operations of Prometheus of $0.7 million, which is not included in loss from operations..
(7) For 1995, amounts related to Prometheus previously reported within net revenues were $19.0 million; gross profit (loss) was ($0.1) million; and net loss was ($4.6) million. For 1994, net revenues were $3.8 million; gross profit was $0.3 million; and net loss was ($0.7) million. All previously reported amounts have been included in "Loss from discontinued operations". Net revenues, gross profit, research and development, and marketing, general and administrative expenses have been restated to exclude amounts relating to Prometheus Products, Inc. Balance sheet data has been restated to exclude amounts relating to Prometheus.
(8) Share and per share information has been adjusted for the 2 for 1 stock split effective October 5, 1995.

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

                           Quarterly Data (Unaudited)
                      (in thousands, except per share data)

                                                  Year Ended December 31, 1998 (1)            Year Ended December 31, 1997 (2)
                                              ------------------------------------------  ------------------------------------------
                                              Fourth      Third     Second      First       Fourth    Third      Second     First
STATEMENT OF OPERATIONS DATA:
Net revenues                                  $ 45,437   $ 42,105   $ 39,975   $ 34,295    $ 31,713   $ 27,815   $ 34,064  $ 33,574
                                             ---------- ---------- ---------- ----------  ---------- ---------- ---------- ---------
Gross profit                                    35,355     32,070     30,007     26,160      24,170     21,757     24,451    23,723
Research and development                        10,705      9,739      7,820      6,016       6,395      5,136      5,309     6,040
In process research and development                  -          -     39,176          -           -          -          -         -
Marketing, general and administrative            7,649      7,549      7,435      6,122       5,013      5,735      6,614     6,301
Impairment of intangible assets                      -      4,311          -          -           -          -          -         -
Restructuring and other charges                      -          -          -          -      (1,383)         -          -         -
                                             ---------- ---------- ---------- ----------  ---------- ---------- ---------- ---------
Income (loss) from operations                   17,001     10,471    (24,424)    14,022      14,145     10,886     12,528    11,382
                                             ========== ========== ========== ==========  ========== ========== ========== =========
Net income (loss)                             $ 11,381   $  5,405   $(29,313)  $  9,649    $  9,556   $  7,291   $  8,931  $  8,480
                                             ========== ========== ========== ==========  ========== ========== ========== =========


Basic net income (loss) per share             $   0.35   $   0.17   $  (0.92)  $   0.31    $   0.30   $   0.23   $   0.29  $   0.28
Common shares outstanding (3)                   32,460     32,193     31,829     31,524      31,334     31,146     30,918    30,774

Diluted net income (loss) per share           $   0.33   $   0.16   $  (0.92)  $   0.29    $   0.29   $   0.22   $   0.28  $   0.27
Common shares outstanding assuming dilution     34,876     34,394     31,829     33,701      33,111     33,188     32,374    31,895


                            As a Percentage of Net Revenues (Unaudited)

                                                  Year Ended December 31, 1998 (1)            Year Ended December 31, 1997 (2)
                                              ------------------------------------------  ------------------------------------------
                                                 Fourth     Third      Second     First       Fourth     Third      Second     First

Net revenues                                      100%       100%       100%       100%        100%       100%       100%      100%
Gross profit                                       78%        76%        75%        76%         76%        78%        72%       71%
Research and development                           24%        23%        20%        18%         20%        18%        16%       18%
In process research and development                  -          -        98%          -           -          -          -         -
Marketing, general and administrative              17%        18%        19%        18%         16%        21%        19%       19%
Impairment of intangible assets                      -        10%          -          -           -          -          -         -
Restructuring and other charges                      -          -          -          -         (4%)         -          -         -
Income (loss) from operations                      37%        25%       (61%)       41%         45%        39%        37%       34%
Net income (loss)                                  25%        13%       (73%)       28%         30%        26%        26%       25%




(1) Results for the year ended December 31, 1998 include an in process research and development charge of $39.2 million related primarily to the acquisition of Integrated Telecom Technology and a charge for impairment of intangible assets of $4.3 million.
     See Note 2 to the consolidated financial statements.
(2) Results for the year ended December 31, 1997 include a restructuring charge recovery of $1.4 million from the reversal of the excess accrued restructure charge from the conclusion of the restructuring in the fourth quarter.
(3) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic net income (loss) per share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Description of Forward-looking Statements. This portion of this Annual Report contains forward-looking statements relating to:

o   revenues,                            o   capital resources sufficiency; and
o   gross margins,                       o   market risk.
o   expenditures on research and
    development, selling and
    administration;

Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in "Factors You Should Consider Before Investing in PMC-Sierra." We present projected project revenue estimates in the "In Process Research and Development" section of Item 7 of this report. These estimates were made solely for the purposes of accounting for the acquisition of Integrated Telecom Technology Inc. (see below) and should not be construed as a projection of expected future performance of products resulting from these projects.

General. We design, develop, market and support high-performance semiconductor solutions for advanced telecommunications and data communications networking markets. Our products are silicon based and are used in the broadband communications infrastructure and high bandwidth networks. We supply ATM, SONET/SDH, T1/E1, D3/E3 and ethernet semiconductors.

In the second quarter of 1998, we expanded our portfolio of ATM layer and switching products by acquiring Integrated Telecom Technology Inc. ("IGT"). IGT was a fabless semiconductor company headquartered in Gaithersburg, MD. IGT also had a development site in San Jose, CA. IGT made ATM switching chipsets for wide area network applications as well as ATM Segmentation-and-Reassembly and other telecommunication chips.

The total consideration of $55.0 million paid to acquire IGT consisted of cash paid to IGT shareholders of $17.8 million, cash paid to IGT creditors of $9.0 million, and the issuance of approximately 415,000 shares of common stock and options to purchase approximately 214,000 shares of common stock.

The purchase price also included $850,000 in professional fees and other direct acquisition costs. As part of the purchase, we acquired $0.5 million cash and
4.1 million of other tangible assets, and assumed IGT's current liabilities of $3.1 million and interest-bearing capital lease obligations valued at $1.6 million (see note 2 of the Consolidated Financial Statements).

Subsequent to issuing our Quarterly Report on Form 10-Q for the period ended June 28, 1998, the Securities and Exchange Commission ("SEC") released new information to the market regarding acceptable methodologies for valuing in process research and development ("IPR&D") in purchase transactions. In light of this new information, we revalued certain identifiable assets acquired through the IGT acquisition.

Our initial valuation of the IGT IPR&D was done using a methodology that focused on the aggregate after-tax cash flows attributable to the purchased technology. Using the SEC's guidelines, we subsequently considered the stage of completion of individual projects and the risk associated with the stage of completion of the technology. As a result of these additional considerations, we restated our financial statements for the six month periods ended June 28, 1998 to reflect the revaluation of assets acquired and to record the revised amounts for intangible assets, goodwill, and IPR&D (See Note 2 to the Consolidated Financial Statements).

We also restated our financial statements for the period ended September 27, 1998, to reflect the impairment of a portion of the restated intangible assets recognized in connection with the IGT acquisition. During the third quarter, we terminated development work on a project. We determined that the developed and core technology related to this project was not technologically feasible and had no alternative future use. As a result, we restated goodwill, core technology, and related amortization from amounts initially reported and recorded an impairment of intangible assets of $4.3 million.

In August 1996, we announced our decision to exit the personal computer modem chipset business, restructure our other non-networking products and focus on our networking products. In 1996, we recorded a charge of $69.4 million in connection with this decision. We completed all material aspects of the restructuring by the end of 1997. At that time, we recorded a recovery of $1.4 million from the reversal of the excess accrued restructure charge (See note 9 to Consolidated Financial Statements).

Also in 1996, we acquired ethernet switching assets, intellectual property and certain other assets from Bipolar Integrated Technology ("BIT"). We acquired these assets in exchange for 804,407 shares of common stock and other consideration. The aggregate value of this transaction was approximately $8.1 million including the acquisition costs we incurred.


Results of Operations

Net Revenues ($000,000)
-----------------------

                               1998     Change       1997    Change      1996
                               ----     ------       ----    ------      ----

   Networking products        $ 139.5     63%      $  85.5     36%     $  62.8
   Non-networking - other     $  22.3    (38%)     $  35.8    (46%)    $  66.6
   Non-networking - modem           -   (100%)     $   5.9    (90%)    $  59.0
                            ----------          -----------          ----------
   Total net revenues         $ 161.8     27%      $ 127.2    (32%)    $ 188.4
                            ==========          ===========          ==========


Net revenues increased 27% in 1998 as the growth in networking product revenue exceeded the reduction of revenues from non-networking products. Networking product revenue grew 63% in 1998 and 36% in 1997 as a result of a strong market for our customers' broadband equipment due to the growth of the Internet and data communications in general, the move of many equipment manufacturers from custom integrated circuits to application specific standard products and revenue from products acquired in connection with the IGT acquisition.

Non-networking - other revenues, which include custom, graphic, and other semiconductor revenues, declined 38% in 1998 compared to 1997 and declined 46% in 1997 compared to 1996. This reflects our strategic decision to restructure our other non-networking business and to focus on networking semiconductor business. We are supporting non-networking products for existing customers, but have decided not to develop any further products of this type. We expect the non-networking revenues to continue to decline rapidly in 1999.

Consistent with our 1996 restructuring, we exited the modem chipset business and sold all our modem chipset inventories in 1997. No future revenues are expected from that business.

Gross Profit ($000,000)
-----------------------

                                         1998   Change    1997   Change   1996
                                         ----   ------    ----   ------   ----

Networking products                    $ 113.1    63%    $ 69.5    48%    $ 46.4
Percentage of networking revenues         81%              81%              74%

Non-networking products                $  10.5   (57%)   $ 24.6   (46%)   $ 47.0
Percentage of non-networking reveunes     47%              59%              37%

Total gross profit                     $ 123.6    31%    $ 94.1     1%    $ 93.4
Percentage of net revenues                76%              74%               50%


Total gross profit increased from 1997 to 1998 and from 1996 to 1997 because increased sales of higher gross margin networking products offset a decline in gross profit due to lower revenues from non-networking products. In addition, lower wafer costs increased gross profit in 1997 relative to 1996.

Networking gross profit in 1998, as a percentage of revenues, was consistent with 1997. The gross margins of these products were high relative to overall gross margins in the semiconductor industry because our chips are highly complex and are sold in relatively low volumes. In fact, in 1998, none of our networking products accounted for more than 10% of networking revenue. We believe that, as the market for our networking products grows and customers purchase in greater volumes, gross profit as a percentage of revenues will decline.

We expect networking gross margins to decline if reductions in production costs do not sufficiently offset decreases in average selling prices of existing networking products, or increases in gross profit contributed by new higher gross margin networking products do not sufficiently offset decreases in average selling prices of existing networking products.

Non-networking  gross  profit  decreased  by  57%  in  1998  compared  to  1997.
Non-networking gross profit as a percentage of sales declined from 59% in 1997 to 47% in 1998. In 1999, we expect gross profit from non-networking products to decrease in total dollars and as a percentage of sales. The continuation of non-networking gross profit decline results from our decision to exit the modem chipset business and restructure our other non-networking business.

Non-networking product gross profit was higher in 1997 than 1996 due to the sales related to our modem chipset inventories. In 1996, our reserve for write-down of the modem chipset inventory to market included both completion and disposal costs. The higher amount of gross profit recognized during 1997 represents the reduction in the reserve for write-down to the extent necessary to cover the relatively higher period expenses incurred relating to the disposal effort. There was no overall operating profit from the sale of modem chipset products in 1997.

Other Costs and Expenses ($000,000)
-----------------------------------

                                                1998       Change      1997       Change     1996
                                                ----       ------      ----       ------     ----

Research and development                       $ 34.3       50%       $ 22.9       (22%)    $ 29.4
Percentage of net revenues                        21%                    18%                   16%

Marketing, general & administrative            $ 28.8       22%       $ 23.7       (23%)    $ 30.7
Percentage of net revenues                        18%                    19%                   16%

In process research & development acquired     $ 39.2         -            -          -     $  7.8
Percentage of net revenues                        24%                      -                    4%

Impairment of intangible assets                $  4.3         -            -          -          -
Percentage of net revenues                         3%                      -                     -

Restructure and other costs                         -         -       $ (1.4)         -     $ 64.7
Percentage of net revenues                          -                    (1%)                  34%


Research and Development and Marketing, General and Administrative Expenses.
----------------------------------------------------------------------------

In 1998, research and development ("R&D") expenses increased by 50% overall, to 21% of total revenue. Substantially all R&D activity carried out in 1998 related to networking products.

Our increased R&D spending is a response to the array of opportunities presented by the growth of the Internet, data networking and the convergence of voice and data communications. We incur R&D expenditures in order to attain technological leadership from a multi-year perspective. This has caused R&D spending to fluctuate from quarter to quarter. We expect such fluctuations, particularly when measured as a percentage of net revenues, to occur in the future, primarily due to the timing of expenditures and changes in the level of net revenues. In the future, we expect R&D expenses to increase and relate entirely to networking products.

R&D expenditures decreased in 1997 compared to 1996 because we discontinued work on non-networking products. This was partially offset by an increase in spending on networking products. For all periods presented, R&D expenditures as a percentage of net revenue were higher for networking products than for non-networking products.

In 1998, we increased total marketing, general and administrative expenses but decreased the expenses as a percentage of total revenue. From a short term perspective, many marketing, general and administrative expenses are fixed. Therefore, during periods of rising revenues, these expenses decline as a percentage of revenues. The opposite holds true in periods of declining revenues. We expect marketing, general and administrative costs to increase during 1999 and beyond.

Marketing, general and administrative expenses declined in 1997 primarily due to the reduction in expenses and personnel resulting from the 1996 restructuring of the non-networking operations. The increase in these expenses as a percentage of net sales reflects increased spending on networking products and a decline in total net revenues.

In Process Research and Development ("IPR&D").
----------------------------------------------

IPR&D expenses of $39.2 million include $37.8 million related to the acquisition of IGT and $1.4 million related to the acquisition of technology which had not reached technological feasibility and had no alternative future use.

In our allocation of the IGT acquisition purchase price to IPR&D, we considered the following for each in process project at the time of the acquisition:

   (1) the present value of forecasted cash flows and income that were expected to result from the projects;
   (2)   the status of projects;
   (3)   completion costs;
   (4)   project risks;
   (5)   the value of core technology; and
   (6)   the stage of completion of the individual project.

In valuing the core technology, we ensured that the relative allocations to core technology and IPR&D were consistent with the relative contributions of each. In the determination of the value of IPR&D, we ensured that the value of IPR&D only considered efforts completed as of the date IGT was acquired.

The amount allocated to IPR&D of $37.8 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful development was uncertain.

As of the acquisition date, IGT had three development projects in process. In order to develop these projects into commercially viable products, we had to complete all planning, designing and testing activities necessary to establish that the products could be produced to meet their design requirements.

The calculations of value assigned to the IPR&D reflect the efforts of IGT prior to the close of the acquisition. The estimated completion percentage, estimated technology life and projected introduction date of the three development projects as of the acquisition date were as follows:

                     Percent       Technology       Introduction
  Project          Completed          Life              Date

Project A              78%           5 years            1999
Project B              83%           5 years            1999
Project C              65%           6 years            1998

Project A relates to the development of an ATM switching system. Projects B and C relate to the segmentation and reassembly ("SAR") of data in an ATM network.

A brief description of the valuation of each in process project is set forth below:

Revenue
-------

We used discounted cash flow analysis on the anticipated income stream of related product sales to compute the value of each acquired in process technology. We determined the value assigned to purchased in process technology by estimating the costs to develop the purchased in process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. We based the revenue projection on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of our and our competitors' new product introductions. These estimates were made solely for the purposes of accounting for the IgT acquisition and should not be construed as a projection of expected future performance of products resulting from these projects.

We estimated that these in process projects would begin generating revenue in 1999. We estimated that revenues would generate revenue for 5 to 6 years and then decline sharply as we expect that other new products and technologies would enter the market.

Cost to Complete
----------------

We estimated that total research and development costs to complete the three projects would amount to $1.4 million over a twelve-month period.

Expenses
--------

We included selling, general and administrative expenses and research and development expenses in our operating expense estimates. We based these estimates on historical results and anticipated cost savings. Due to general economies of scale, improved infrastructure, and greater management breadth, we expected operating expense as a percentage of revenues to decrease after the acquisition.

We estimated cost of sales, expressed as a percentage of revenue, for the developed and in process technologies to be 29% increasing to 33% for all three projects.

We estimated selling, general and administrative expenses, expressed as a percentage of revenue for the developed and in process technologies, would be 14% in 1999 and would decrease to 10% by 2003.

Research and development expenses consist of the costs associated with activities undertaken to develop new versions and to correct errors or to keep products updated with current information. We estimated R&D expense would be 15% of revenues in 1999 and would decline to 7% of revenues by 2003.

We used an effective income tax rate of 40% throughout the valuation period. The 40% reflects our estimated combined federal and state statutory income tax rate, exclusive of nonrecurring charges, and our estimated future income tax provision rate.

In valuing the IPR&D, we used the following discount rates:

Project A                  28%
Project B                  28%
Project C                  29%

We considered the weighted average cost of capital when selecting an appropriate discount rate. To determine this, we used a capital asset pricing model and reviewed venture capital rates of return. The discount rate we used for the in process technology was higher than our weighted average cost of capital due to the risk of realizing cash flows from products that had yet to reach technological feasibility as of the valuation date.

Allocation of Value
-------------------

We allocated the fair market values of the assets acquired from IGT as follows:

                      Asset                        Fair Market Value

Intellectual Property:
  In Process Research and Development

    Project A                                          $ 17,032
    Project B                                            14,155
    Project C                                             6,570
                                                      ---------
                                                       $ 37,757
                                                      =========

Developed and Core Technology                          $  7,830

Assembled Workforce                                    $  1,053

Goodwill                                               $  9,284


Comparison to Actual Results
----------------------------

We believed that the assumptions we used in the valuation of the acquired intangible IGT assets were reasonable at the time of the acquisition. However, we had no assurance that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, would transpire as estimated.

Project A development was completed, and prototypes were in production, on the date we filed this Annual Report. We completed development of Project B in the fourth quarter of 1998. We were in full production as of the date we filed this Annual Report. This was consistent with our initial estimates used in the valuation of the project. We terminated development on Project C during the third quarter (see `Impairment of Intangible Assets') of 1998.

If Project A does not reach full production, or if the products from Project A or B are not accepted by the market, then there will be a loss of the expected return inherent in the fair value allocation and the associated intangible assets would be impaired. This may require us to shorten the time period over which the related assets would be amortized, which may impact our operating results materially and adversely.

IPR&D incurred in 1996 relate to the acquisition of the ethernet switching and other assets from BIT (see Note 2 to the Consolidated Financial Statements).

Impairment of Intangible Assets.
--------------------------------

During the third quarter of 1998, we abandoned a development project. We determined that a portion of the restated intangible assets recognized in connection with the IGT acquisition was impaired.

The terminated project related to ongoing development of a SAR chip used to convert data packets to asynchronous transfer mode data cells (refer to Project C in "In Process Research and Development" above). The few customers who were using a predecessor chip were notified of the termination of all future development of this technology. The technology was specialized and has no alternative future use.

Restructure and Other Costs.
----------------------------

In 1996, we recorded a charge of $69.4 million in connection with our decision to exit from the modem chipset business and restructure other non-networking product operations. All material aspects of the restructuring were completed by the end of 1997. At that time, we recorded a recovery of $1.4 million from the reversal of the excess accrued restructure charge. (See Note 9 to Consolidated Financial Statements).

Interest Income, Net ($000,000)
-------------------------------

                                1998     Change     1997     Change     1996
                                ----     ------     ----     ------     ----

Interest income, net            $2.9      190%      $1.0       54%      $0.7
Percentage of net revenues      1.8%                0.8%                0.4%


Interest income increased in 1998, 1997 and 1996 due to higher cash balances available to invest and earn interest. Interest expense decreased in 1998 due to the retirement of debt associated with capital leases. This reduction was partially offset by additional interest expense related to the assumption of capital leases in our acquisition of IGT.

Provision for Income Taxes.
---------------------------

Our 1998 and 1997 income tax provision primarily reflects the provision for income taxes for the Canadian subsidiary. Our U.S. taxes for 1998 and 1997 were largely eliminated by tax losses realized from our 1996 restructuring charge. The $39.2 million charge for IPR&D and the related $4.3 million impairment of intangible assets taken in 1998 are non-deductible and will not result in any future tax benefits.

The 1996 income tax rate reflects taxes on our foreign operations and the effect of a non-deductible $7.8 million charge for the purchase of IPR&D relating to the BIT acquisition. We used net operating losses and tax credit carry forwards to reduce the 1996 U.S. tax provision. We did not recognize a tax benefit from the 1996 restructure charge of $69.4 million because of the uncertainty of future taxable income in the United States.

Recently issued accounting standards.
-------------------------------------

In June 1998, the FASB issued Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. We expect to adopt the new Statement effective January 1, 2000. The Statement will require the recognition of all derivatives on our consolidated balance sheet at fair value. We anticipate that the adoption of this Statement will not have a significant effect on our operating results or financial position.

Liquidity and Capital Resources.
--------------------------------

Cash and cash equivalents and short term investments increased from $69.2 million at the end of 1997 to $84.8 million at the end of 1998. During 1998, operating activities provided $59.3 million in cash. The net loss of $2.9 million in 1998 includes non-cash charges of $14.2 million in depreciation and amortization, a $39.2 million charge for in process research and development and a $4.3 million charge for impairment of intangible assets.

During 1998, our investing activities included $27.2 million of net cash consumed in the acquisition of IGT and $21.5 million in purchases of new plant and equipment. We also used cash to increase short-term investments by a net of $9.6 million and to repay $5.2 million of our debt and capital lease obligations. Proceeds from the issuance of common stock, principally under our stock option and purchase plans, totaled $7.6 million.

As at December 31, 1998, our principal sources of liquidity included cash and cash equivalents and short-term investments of $84.8 million. In the second quarter of 1998, we entered into a new line of credit agreement with a bank. This agreement allows us to borrow up to $15 million. We cannot pay cash dividends, or make material divestments, without the prior written consent of the bank. There were no amounts outstanding under the line of credit at the end of either 1997 or 1998.

We  have  supply   agreements  with  two   independent   foundries  that  supply
substantially all of the wafers for our products. We have made deposits to secure access to wafer fabrication capacity under these agreements. At December 31, 1998 and 1997, we had $23.1 and $27.1 million, respectively, in deposits with those foundries and we were in compliance with our foundry agreements.
There are no minimum unit volume requirements in these agreements. We are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms.

We purchased $18.3 million in wafers from our foundry suppliers during 1998 compared to $13.2 million in 1997. Those amounts may not be indicative of any future period since wafer prices and our volume requirements may change.

In each year, we are entitled to receive a refund of a portion of these deposits. The amount to be received is based on the annual purchases from those foundries compared to the target levels in the agreements. Based on 1998 purchases, we expect to receive a $4.0 million refund from one of the foundries in the first quarter of 1999. If we do not receive our deposits back during the course of the agreements, then they will be returned to us at the end of the agreement periods.

We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital and capital expenditure requirements through the end of 1999. We expect to purchase or arrange capital leases for approximately $33.0 million of new capital expenditures during 1999. In 1998, actual capital expenditures totaled $21.5 million. No additional deposits to secure foundry capacity are expected in 1999.

FACTORS THAT YOU SHOULD CONSIDER BEFORE INVESTING IN PMC-SIERRA

Our company is subject to a number of risks - some are normal to the fabless networking semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this report before investing. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

As a result of these risks, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment.


OUR OPERATING RESULTS FLUCTUATE

Our operating results have fluctuated in the past and may fluctuate in the future for any of the following reasons:

o  our product introduction timing;      o  our average selling prices change;

o  our customers' inventory levels       o  our customers are acquired or
   fluctuate;                               divested;

o  demand for our and our customers'     o  a networking industry downturn;
   products changes;

o  our suppliers' product and capacity   o  we are unable to acquire wafer or
   availability changes;                    other manufacturing capacity;

o  our product manufacturing yields      o  our competitors produce new products
   change;                                  or technologies;

o  market acceptance or rejection of one o  our product and process development
   or more of our products;                 expenditures change; and

                                         o  our competitors change prices.



WE MAY BE LEFT WITH UNSALEABLE INVENTORY

We attempt to forecast and maintain a level of inventory in anticipation of demand for our products. Anticipating demand is difficult because our customers face volatile pricing and demand for their end-user networking equipment. If our customers were to delay, cancel or otherwise change future ordering patterns, we could be left with unwanted inventory.

WE ANTICIPATE LOWER MARGINS ON MATURE AND HIGH VOLUME PRODUCTS

Our gross and operating margins may change in the future as a result of any of the following:

o   changes in average selling prices;

o   changes in production and wafer and other supply costs; and

o   changes in our product mix.


We expect the average selling prices of our products to decline as they mature.

Historically, competition in the semiconductor industry has driven down the average selling prices ("ASPs") of products. If we price our products too high, our customers may use a competitor's product or an in-house solution. Thus, our ASPs will generally fall with the industry norms. To maintain profit margins, we must reduce our costs sufficiently to offset declines in ASPs, or successfully sell proportionately more new products with higher ASPs. Yield or other production problems, or shortages of supply may preclude us from lowering or maintaining current operating costs. Also, competitive, market and other pressures may not allow us to increase our sales of our higher ASP products.

In addition, we are entering into an ethernet market of the networking industry characterized by average volumes that are higher and gross margins that are lower than the market in which we currently participate. To maintain our current operating margins, we will have to sell higher volumes of these chips than in our traditional markets. If we sell these chips in low volumes, our operating margins may be adversely affected.

WE NEED TO SUCCESSFULLY DEVELOP AND INTRODUCE OUR NEW PRODUCTS

The success of our new products depends on a number of factors, including:

o  our definition of new products to meet customer requirements;
o our completion of product development and introduction of new products to market in a timely manner;
o  our ability to judge product demand;
o  competitive pricing and performance levels; and
o  suitable fabrication yields by our independent foundries.

Many of these factors are outside our control. We may not be able to effectively accomplish those factors that are in our control.

Some of our products adhere to specifications developed by industry groups. For example, in the second half of 1998, we introduced two packet-over-Sonet devices based on specifications developed by an industry group. These specifications may not reach sufficient acceptance by the market to allow our products commercial success.

In September 1996, we entered into a new product area. We acquired in-process research and development and developed technology relating to ethernet switching. It is possible that ethernet products may not be sufficiently accepted by the market to achieve commercial success.

In May 1998, we acquired in-process research and development and developed technology related to ATM segmentation and reassembly as well at ATM switching. It is possible that these products may not achieve volumes sufficient to assure their commercial success.

WE OPERATE IN AN INDUSTRY SUBJECT TO RAPID TECHNOLOGICAL CHANGE

We sell products to a market whose characteristics include rapidly evolving industry standards, product obsolescence, and new manufacturing and design technologies. Our complex semiconductors require extensive design and testing before prototypes can be manufactured. They often need to be redesigned because manufacturing yields on prototypes are unacceptable or customers redefine their products to meet changing industry standards. Many of the standards and protocols for our products are based on high speed networking technologies that have not been widely adopted or ratified by one of the standard setting bodies in our customers' industry. Our customers often delay or alter their design demands during this standard-setting process. In response, we must redesign our products to suit these changing demands. Redesign usually delays the production of our products. Our products may become obsolete due to these rapidly evolving industry standards and customer preferences.

WE DEPEND ON THE ATM TELECOMMUNICATIONS AND NETWORKING MARKET

We focus a significant part of our business and research expenditures in the Asynchronous Transfer Mode ("ATM") telecommunications and networking market. As a result of our 1996 restructuring, revenues from non-networking products have declined significantly over the last several years, making our results depend primarily on ATM and related products. The percentage of net revenues to total company sales derived from sales of ATM, T1/E1, DS3/E3 and SONET/SDH based products amounted to 86% in 1998 compared to 67% in 1997.

The ATM market is in an early stage of deployment. If the industry adopts industry standards that compete with ATM, our ATM products could be made unmarketable or obsolete. The market for ATM equipment has not developed as rapidly as industry observers had originally predicted, while alternative networking technologies such as "packet-over-SONET" and "gigabit ethernet" have developed to meet networking requirements.

WE FACE FIERCE COMPETITION

The markets for our products are intensely competitive and subject to rapid technological change and price erosion. We may not be able to compete successfully against current or future competitors.

We believe that our ability to compete successfully in these markets depends on:

o   our product performance, quality and pricing;
o our, our competitors' and our customers' timing and success of new product introductions;
o   our ability to innovate;
o   our ability to deliver working  products on schedule;
o   market  acceptance of standards for which we have produced products;
o   our ability to obtain adequate manufacturing capacity;
o   our subcontractors'  production efficiency;
o   the rate at which our customers incorporate our products into their designs;
    and
o   our and our competitors' assertion of intellectual property rights.

We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customers' products.

Our competitors are major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than us. Emerging companies also provide significant competition in our segment of the semiconductor market. Our competitors include Advanced Micro Circuits Corporation, Broadcom, Conexant Systems, Cypress Semiconductor, Dallas Semiconductor, Galileo Technology, Integrated Device Technology, Level One Communications, Lucent Technologies, Motorola, MMC Networks, Siemens, Texas Instruments, Transwitch and Vitesse Semiconductor. Over the next few years, we expect additional competitors, some of which also may have greater financial and other resources, to enter the market with new products.

WE MUST HAVE ACCESS TO WAFER FABRICATION AND OTHER MANUFACTURING CAPACITY TO SUCCEED

We do not own or operate a wafer fabrication facility. Two outside foundries supply all our semiconductor device requirements. Our foundry suppliers also produce products for themselves and other companies. We may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the foundries we use are unable or unwilling to manufacture our products in required volumes, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We might not find enough capacity quickly enough, if ever, to satisfy our production requirements.

Sub-assemblers in Asia assemble all of our semiconductor products. Raw material shortages, political and social instability, assembly house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply or assembly. This could lead to supply constraints or product delivery delays which, in turn, may result in the loss of customers. We have less control over delivery schedules, assembly processes, quality assurances and costs than competitors that do not outsource these tasks.

OUR CUSTOMER BASE IS CONCENTRATED

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Lucent Technologies (including Ascend Communications) and Cisco Systems each accounted for more than 10% of our fiscal 1998 revenues. We do not have long-term volume purchase commitments from any of our major customers. Our customers often shift buying patterns as they manage inventory levels, decide to use competing products, or change their orders for other reasons. If one or more customers were to delay, reduce or cancel orders, our overall order levels may fluctuate greatly.

OUR GLOBAL BUSINESS APPROACH SUBJECTS US TO ADDITIONAL RISKS

We are subject to a number of risks of conducting business outside of the United States.
Historically, international sales accounted for the following percentages of our net revenues: 32% in 1998, 30% in 1997 and 46% in 1996. We expect international sales will continue to represent a significant portion of our, and our customers' net revenues for the foreseeable future.

We are subject to these risks to a greater extent than most companies because, in addition to selling our products in a number of countries, a significant portion of our research and development and manufacturing are conducted outside of the United States. The majority of our development, test, marketing and administrative functions occur in Canada and substantially all of our products are manufactured and assembled by independent third parties in Asia.

Our international sales, research and development and manufacturing may subject us to the following risks:

o changes to, or impositions of, legislative or regulatory requirements and policy changes affecting the networking market;
o delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas, exchange rates and other trade barriers and restrictions;
o foreign currency rate fluctuations because our development, test, marketing and administrative costs are denominated in Canadian dollars, and our selling costs are denominated in a variety of currencies;
o  greater difficulty in accounts receivable collection;
o  longer payment cycles;
o  taxes;
o  political, social and economic instability;
o  hostilities and changes in diplomatic and trade relationships; and
o the burdens of complying with a variety of foreign laws and communications standards.

WE DEPEND ON KEY PERSONNEL

We must retain and hire key technical personnel to be successful. This is particularly true with respect to those employees who are highly skilled at the design and test functions used to develop high speed networking products and related software. The competition for such employees is intense and we do not have employment agreements in place with these key personnel. We issue common stock options that are subject to vesting as employee incentives. These options, however, are effective as retention incentives only if they have economic value.

OUR PRODUCTS EMPLOY PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO PROTECT

To compete effectively, we must protect our proprietary information. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We hold several patents and have a number of pending patent applications.

We might not succeed in attaining patents from any of our pending applications. Even if we are awarded patents, they may not provide any meaningful protection or commercial advantage to us, as they may not be of sufficient scope or strength, or may not be issued in all countries where our products can be sold. In addition, our competitors may be able to design around our patents.

We develop, manufacture and sell our products in Asian and other countries that may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes piracy of our technology and products more likely. Steps we take to protect our proprietary information may not be adequate to prevent theft of our technology. We may not be able to prevent our competitors from independently developing technologies that are similar to or better than ours.

OUR PRODUCTS EMPLOY PROPRIETARY TECHNOLOGY THAT MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES

Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry. This often results in expensive and lengthy litigation. We, as well as our customers or suppliers, may be accused of infringing on patents or other intellectual property rights owned by third parties. This has happened in the past. An adverse result in any litigation could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to the infringing technology. In addition, we may not be able to develop non-infringing technology, nor might we be able to find appropriate licenses on reasonable terms.

Patent disputes in the semiconductor industry are often settled through cross-licensing arrangements. Because we currently do not have a substantial portfolio of patents, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. We are therefore more exposed to third party claims than some of our competitors and customers. In the past, our customers have been required to obtain licenses from and pay royalties to third parties for the sale of systems incorporating our semiconductor devices. Until December of 1997, we indemnified our customers up to the dollar amount of their purchases of our products found to be infringing on technology owned by third parties. Customers may also make claims against us with respect to infringement.

Furthermore,  we may initiate  claims or  litigation  against  third parties for infringing our proprietary rights or to establish the validity of our proprietary rights. This could consume significant resources and divert the efforts of our technical and management personnel, regardless of the litigation's outcome.

WE MAY BE INVOLVED IN ACQUISITIONS

We may acquire products, technologies or businesses from third parties. Management may be diverted from our operations while they identify and negotiate these acquisitions and integrate an acquired entity into our operations. Also, we may be forced to develop expertise outside our existing businesses, and replace key personnel who leave due to an acquisition. An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, or issue additional equity. If we issue more equity, we may dilute our common stock with securities that have a senior interest.

Acquired entities also may have unknown liabilities, and the combined entity may not achieve the results that were anticipated at the time of the acquisition. An acquisition that is accounted for as a purchase could involve significant one-time write-offs, and could involve the amortization of goodwill over a number of years. This was the accounting method used to record our acquisition of a networking business in 1994, certain assets of Bipolar Integrated
Technology in September 1996, and the acquisition of Integrated Telecom Technology in May 1998.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE

We must continue to make significant investments in research and development, capital equipment and facilities for our operations. Our future capital requirements will depend on many factors, including product development, working capital investments, and acquisitions of businesses, products or technologies.

We may need to raise additional funds through public or private debt or equity financing to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current stockholders will be reduced and the new equity securities may have priority rights to your investment. We may not obtain sufficient financing on terms we or you will find favorable. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

In the past, our common stock price has fluctuated substantially. The reasons this may continue include the following:

o  our or our competitors' new product announcements;
o quarterly fluctuations in the financial results of our company and other companies in the semiconductor, networking or computer industries;
o  conditions in the networking or semiconductor industry; and
o  investor sentiment toward technology stocks.

In addition, increases in our stock price and expansion of our price-to-earnings multiple may have made our stock attractive to momentum investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction.

YEAR 2000 COMPUTER SYSTEMS ISSUES

The approach of the year 2000 presents significant issues for many financial, information, and operational systems. Many systems in use today may not be able to interpret dates after December 31, 1999 appropriately, because such systems allow only two digits to indicate the year in a date. As a result, such systems are unable to distinguish January 1, 2000, from January 1, 1900, which could have adverse consequences on the operations of the entity.

Our State of Readiness

We have designated specific individuals to identify and resolve year 2000 issues associated with our internal information technology (IT) systems, our internal non-IT systems, and material third party relationships. We have completed the identification of and are implementing our plans to address our year 2000 issues.

We use commercially available standard software for our critical operating and design functions. Our primary software vendors have provided program updates that are intended to rectify the year 2000 issues related to their software. We upgraded all primary software by the second quarter of 1998. In addition, we are currently implementing an enterprise-wide software system for operational reasons. This system is scheduled to be fully implemented in 1999 and is year 2000 compliant.

We have secondary design and operating software that is not year 2000 compliant. We have identified and intend to install or develop patches or workaround solutions for this software during 1999.

We use other technology, such as semiconductor testers, which are not year 2000 compliant. These systems do not interface with our critical operating applications. We have identified these systems and expect to conclude modifying or replacing them in 1999.

The total cost of the software upgrade for our primary operating and financial applications, the cost to purchase and install our other non-critical software, and the cost for the modification and replacement of our other technology is not expected to be material.

Our Year 2000 Risk

Our greatest year 2000 exposure comes from our product manufacturing, packaging and delivery suppliers. Our worst case scenario would be if one or more critical suppliers fail to become year 2000 compliant and fail to develop acceptable workaround solutions. The majority of our product manufacturing, packaging and delivery is outsourced to two wafer fabrication companies, three assembly companies and one shipping company, respectively. These suppliers are generally much larger than our company and we have little influence on their year 2000 preparedness schedules. While we have received written communication from our critical suppliers that they have developed an action plan to address their year 2000 issues, we cannot be certain that these plans will be implemented or be effective.

If our suppliers are unable to manufacture our products as a result of year 2000 issues, we may be forced to find and qualify other year 2000 compliant suppliers. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough to satisfy our production requirements, as we would expect that the many other companies with manufacturing models similar to ours would be vying for production capacity.

We are also exposed to customers who may not be year 2000 compliant. If one or more of our customers' operations is interrupted due to year 2000 issue non-compliance, our revenues from these customers could be materially impacted.

Our Contingency Plans

While we do not have a formal contingency plan, we are monitoring our critical suppliers to ensure they complete their year 2000 plans as scheduled. We would implement a formal contingency plan should any of our critical suppliers indicate that there would be any delays resulting from their own year 2000 plans. Such a plan could entail contacting and qualifying other potentially year 2000 compliant suppliers and stocking additional inventory to cover short term operating needs. We can not ensure that this contingency plan would be effective or completed in a timely manner.


SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

Some statements in this report constitute "forward looking statements" within the meaning of the federal securities laws. Our results, performance or achievements may be materially different from those expressed or implied by these statements. Our forward looking statements include projections relating to trends in markets, long and short term revenues and gross margins. They also include projections related to future expenditures on research and development, marketing, general and administrative expense, new accounting pronouncements and the year 2000 issue along with the impact of these issues. We may not, nor are we obliged to, release revisions to forward-looking statements to reflect subsequent events.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The following discussion regarding our risk management activities contains "forward-looking statements" that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

We are exposed to foreign currency fluctuations through our operations in Canada and elsewhere. In our effort to hedge this risk, we typically forecast our operational currency needs, purchase such currency on the open market at the beginning of an operational period, and classify these funds as a hedge against operations. We usually limit the operational period to less than 3 months to avoid undue exposure of our asset position to further foreign currency fluctuation. While we expect to utilize this method of hedging our foreign currency risk in the future, we may change our hedging methodology and utilize foreign exchange contracts which are currently available under our operating line of credit agreement.

Occasionally, we may not be able to correctly forecast our operational needs. If our forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At the end of our fiscal years 1998 and 1997, we did not have significant foreign currency denominated net asset or net liability positions, and we had no outstanding foreign exchange contracts.

We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. We regularly hold investments beyond 120 days, and the market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. We do not hedge this exposure because short-term fluctuations in interest rates would not likely have a material impact on interest earnings. We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. At the end of 1998 and 1997, all outstanding short-term investments were classified as held-to-maturity and recorded at amortized cost. These investments were held until maturity in the first quarter of 1999 and 1998, respectively. In the future, we expect to continue holding our short-term investments to maturity.


ITEM 8.   Financial Statements and Supplementary Data.

The chart entitled "Quarterly Data (Unaudited)" contained in Item 6 Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

                                PMC-Sierra, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


Consolidated Financial Statements Included in Item 8:

                                                                            Page

Report of Deloitte & Touche LLP, Independent Auditors....................    -
Report of Ernst & Young LLP, Independent Auditors........................    -
Consolidated Balance Sheets at December 31, 1998 and 1997................    -
Consolidated Statements of Operations for each of the three
    years in the period ended December 31, 1998..........................    -
Consolidated Statements of Stockholders' Equity for each
    of the three years in the period ended December 31, 1998.............    -
Consolidated Statements of Cash Flows for each of the three
    years in the period ended December 31, 1998..........................    -

Notes to Consolidated Financial Statements...............................    -


Schedules for each of the three years in the period ended December 31, 1998 included in Item 14 (d):

II  Valuation and Qualifying Accounts....................................    -


Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

              Report of Deloitte & Touche LLP, Independent Auditors

The Board of Directors and Stockholders of PMC-Sierra, Inc.


We have audited the accompanying consolidated balance sheet of PMC-Sierra, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended December 31, 1998 and 1997 listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/S/ DELOITTE & TOUCHE LLP
Vancouver, British Columbia
January 21, 1999

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
PMC-Sierra, Inc.(formerly Sierra Semiconductor Corporation)

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of PMC-Sierra, Inc. (formerly Sierra Semiconductor Corporation) for the year ended December 31, 1996. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of PMC-Sierra, Inc. (formerly Sierra Semiconductor Corporation) for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ ERNST & YOUNG LLP
San Jose, California
January 22, 1997

                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                            December 31,
                                                                                      ------------------------
                                                                                         1998          1997
ASSETS:
Current assets:
  Cash and cash equivalents                                                            $  33,943    $  27,906
  Short-term investments                                                                  50,893       41,334
  Accounts receivable, net of allowance for doubtful accounts of $1,128
    in 1998 and $1,070 in 1997                                                            26,227       15,103
  Short-term deposits for wafer fabrication capacity                                       4,000        4,000
  Inventories                                                                              3,617        3,199
  Prepaid expenses and other current assets                                                3,840        1,958
                                                                                      -----------  -----------
    Total current assets                                                                 122,520       93,500

Property and equipment, net                                                               31,595       19,699
Goodwill and other intangible assets, net of accumulated
  amortization of $6,455 ($3,668 in 1997)                                                 19,629        8,635
Investments and other assets                                                               4,434        4,424
Deposits for wafer fabrication capacity                                                   19,120       23,120
                                                                                      -----------  -----------
                                                                                       $ 197,298    $ 149,378
                                                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                     $   8,964    $   7,421
  Accrued liabilities                                                                     14,618       11,653
  Deferred income                                                                         12,517        2,098
  Accrued income taxes                                                                    13,897        8,780
  Current portion of obligations under capital leases and long-term debt                   4,909        4,652
  Net liabilities of discontinued operations                                                   -          301
                                                                                      -----------  -----------
    Total current liabilities                                                             54,905       34,905

Deferred income taxes                                                                      2,851        4,023
Noncurrent obligations under capital leases and long-term debt                             5,223        9,092
Commitments and contingencies (Note 5)                                                         -            -
Special shares of a subsidiary convertible into common stock
  1,259 shares in 1998 (1,618 shares in 1997)                                              8,387       10,793

Stockholders' equity:
  Preferred stock, par value $0.001; 5,000 shares authorized, none outstanding                 -            -
  Common stock, par value $0.001; 100,000 shares authorized (50,000 shares in 1997);
    31,415 issued and outstanding in 1998 (29,750 in 1997)                                    31           30
  Additional paid in capital                                                             181,397      143,153
  Accumulated deficit                                                                    (55,496)     (52,618)
                                                                                      -----------  -----------
    Total stockholders' equity                                                           125,932       90,565
                                                                                      -----------  -----------
                                                                                       $ 197,298    $ 149,378
                                                                                      ===========  ===========

See notes to consolidated financial statements.

                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)


                                                                      Year Ended December 31,
                                                             -------------------------------------
                                                                 1998         1997         1996

Net revenues                                                  $ 161,812    $ 127,166    $ 188,371

Cost of revenues                                                 38,220       33,065       94,948
                                                             -----------  -----------  -----------
  Gross profit                                                  123,592       94,101       93,423

Other costs and expenses:
  Research and development                                       34,280       22,880       29,350
  Marketing, general and administrative                          28,755       23,663       30,691
  Acquisition of in process research and development             39,176            -        7,783
  Impairment of intangible assets                                 4,311            -            -
  Restructure and other costs                                         -       (1,383)      64,670
                                                             -----------  -----------  -----------
Income (loss) from operations                                    17,070       48,941      (39,071)
Interest income, net                                              2,923        1,044          679
                                                             -----------  -----------  -----------
Income (loss) before provision for income taxes                  19,993       49,985      (38,392)

Provision for income taxes                                       22,871       15,727        9,758
                                                             -----------  -----------  -----------

Net income (loss)                                             $  (2,878)   $  34,258    $ (48,150)
                                                             ===========  ===========  ===========

Basic net income (loss) per share:                            $   (0.09)      $ 1.10    $   (1.62)
                                                             ===========  ===========  ===========

Diluted net income (loss) per share:                          $   (0.09)   $    1.05    $   (1.62)
                                                             ===========  ===========  ===========

Number of shares used to calculate:
  Basic net income (loss) per share:                             32,002       31,043       29,719
  Diluted net income (loss) per share:                           32,002       32,642       29,719

See notes to consolidated financial statements.

                                PMC-Sierra, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                  Common Stock         Additional                 Stockholders'      Total
                                           ---------------------------   Paid in     Accumulated     Notes        Stockholders'
                                              Shares        Amount       Capital       Deficit     Receivable        Equity

Balances at December 31, 1995                  26,603     $ 119,758     $       -     $ (38,726)    $      (32)    $    81,000
Issuance of common stock
  under stock benefit plans                       604         3,072             -             -              -           3,072
Issuance of common stock to
  capitalize PMC-Portland and
  acquire assets of Bit, Inc.                     804         6,788             -             -              -           6,788
Adjustment to prior year common
  stock issuance costs                              -            38             -             -              -              38
Conversion of special shares
  into common stock                               636         3,036             -             -              -           3,036
Tax benefit of stock option
  transactions                                      -         2,628             -             -              -           2,628
Payment of stockholders' notes
  receivable                                        -             -             -             -             32              32
Net loss                                            -             -             -       (48,150)             -         (48,150)
                                           -----------  ------------  ------------  ------------  -------------  --------------
Balances at December 31, 1996                  28,647       135,320             -       (86,876)             -          48,444
Conversion of special shares
  into common stock                               784         1,701             -             -              -           1,701
Issuance of common stock
  under stock benefit plans                       319         6,162             -             -              -           6,162
Reclassification on reincorporation                 -      (143,153)      143,153             -              -               -
Net income                                          -             -             -        34,258              -          34,258
                                           -----------  ------------  ------------  ------------  -------------  --------------
Balances at December 31, 1997                  29,750            30       143,153       (52,618)             -          90,565
Conversion of special shares
  into common stock                               359             -         2,406             -              -           2,406
Issuance of common stock
  under stock benefit plans                       891             1         7,617             -              -           7,618
Issuance of common stock and
  stock options to acquire Integrated
  Telecom Technology, Inc.                        415             -        28,221             -              -          28,221
Net loss                                            -             -             -        (2,878)             -          (2,878)
                                           -----------  ------------  ------------  ------------  -------------  --------------
Balances at December 31, 1998                  31,415     $      31     $ 181,397     $ (55,496)    $        -     $   125,932
                                           ===========  ============  ============  ============  =============  ==============



See notes to consolidated financial statements.



                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in cash and cash equivalents
                                 (in thousands)
                                                                                       Year Ended December 31,
                                                                              ----------------------------------------
                                                                                   1998          1997          1996

Cash flows from operating activities:
Net income (loss)                                                               $  (2,878)    $  34,258     $ (48,150)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization                                                    14,179         9,150        10,922
  Acquisition of in process research and development                               39,176             -         7,783
  Impairment of intangible assets                                                   4,311             -             -
  Loss on disposal of equipment                                                         -           258             -
  Loss (recovery) related to restructure provision (note 9):
    Accounts receivable                                                                 -             -         5,047
    Inventories                                                                         -         1,371        23,000
    Prepaid expenses                                                                    -             -         1,061
    Impairment of long-lived assets                                                     -          (942)       16,425
    Impairment of goodwill of Holland operations                                        -             -         2,459
    Accruals for restructure related costs:
      Severance and related costs                                                       -           376         6,985
      Purchase commitments and other accruals                                           -        (2,340)        9,002
      Excess facilities costs                                                           -          (496)        3,411
      Costs for closure of European subsidiaries                                        -           648         1,980
  Changes in operating assets and liabilities
    Accounts receivable                                                            (9,861)       (1,196)       20,023
    Inventories                                                                       137         4,662       (17,389)
    Prepaid expenses and other                                                     (1,245)        1,146          (711)
    Accounts payable and accrued liabilities                                          236         1,552       (11,422)
    Accrued income taxes                                                            5,117         4,730        (3,687)
    Deferred income                                                                10,419         2,098             -
    Accrued restructuring costs                                                         -       (14,942)       (4,624)
    Net liabilities associated with discontinued operations                          (301)       (1,299)       (2,496)
                                                                              ------------  ------------  ------------
      Net cash provided by operating activities                                    59,290        39,034        19,619
                                                                              ------------  ------------  ------------

Cash flows from investing activities:
  Proceeds from sales and maturities of short-term investments                     43,442        24,877        15,984
  Purchases of short-term investments                                             (53,001)      (59,187)      (19,004)
  Proceeds from refund of wafer fabrication deposits                                4,000             -             -
  Investments in other companies                                                        -        (3,000)       (3,162)
  Purchase of Integrated Telecom Technology, Inc., net of cash acquired           (27,165)            -             -
  Purchase of other in process research and development                            (1,419)            -             -
  Purchase of Bit, Inc. assets, net of cash acquired                                    -             -            71
  Proceeds from sale of equipment and capacity assets                                   -         7,631             -
  Purchases of plant and equipment                                                (21,545)       (8,221)       (4,000)
                                                                              ------------  ------------  ------------
    Net cash used in investing activities                                         (55,688)      (37,900)      (10,111)
                                                                              ------------  ------------  ------------

Cash flows from financing activities:
  Proceeds from payment of notes receivable                                             -             -            32
  Proceeds from issuance of long-term debt                                              -             -           353
  Repayment of notes payable and long-term debt                                      (153)       (2,640)      (17,588)
  Proceeds from sale/leaseback of capital equipment                                     -         1,107             -
  Principal payments under capital lease obligations                               (5,030)      (12,895)       (2,310)
  Proceeds from issuance of common stock                                            7,618         6,162         3,110
                                                                              ------------  ------------  ------------
    Net cash provided by (used in) financing activities                             2,435        (8,266)      (16,403)
                                                                              ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents                                6,037        (7,132)       (6,895)
Cash and cash equivalents, beginning of the year                                   27,906        35,038        41,933
                                                                              ------------  ------------  ------------
Cash and cash equivalents, end of the year                                      $  33,943     $  27,906     $  35,038
                                                                              ============  ============  ============

See notes to consolidated financial statements.

                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Year Ended December 31,
                                                                               --------------------------------------------
                                                                                     1998            1997           1996

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                          $     958       $   1,954      $   1,278
  Cash paid for income taxes                                                         12,972           7,227         11,820

Supplemental disclosures of non-cash investing and financing activities:
  Issuance of common stock and stock options
    to acquire Integrated Telecom Technology, Inc.                                   28,221               -              -
  Issuance of common stock and stock options
    to acquire assets of Bit, Inc.                                                        -               -          6,788
Capital lease obligations incurred for purchase of property and equipment                 -           3,536         16,145
Conversion of PMC special shares into common stock                                    2,406           1,701          3,036
Cancellation of short-term debt obligations incurred for
  wafer fabrication capacity                                                              -               -        (15,120)


See notes to consolidated financial statements.


                                PMC-Sierra, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1998, 1997, and 1996


NOTE 1.   Summary of Significant Accounting Policies

Basis of presentation. The accompanying consolidated financial statements include the accounts of PMC-Sierra, Inc. and its wholly owned subsidiaries ("the Company" or "PMC"). All significant inter-company accounts and transactions have been eliminated from the consolidated financial statements. The Company's fiscal year ends on the last Sunday of the calendar year. For ease of presentation, December 31 has been utilized as the fiscal year end for all financial statement captions. Fiscal years 1998, 1997 and 1996 each consisted of 52 weeks. The Company's reporting currency is the United States dollar.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expense, and disclosure of contingent assets and liabilities as of the dates and for the periods presented. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, sales returns, warranty costs, taxes and contingencies. Actual results may differ from those estimates.

Cash, cash equivalents and short-term investments. Cash equivalents are defined as highly liquid debt instruments with original maturities at the date of acquisition of 90 days or less that have insignificant interest rate risk. Short-term investments are defined as money market instruments with original maturities greater than 90 days, but less than one year. The Company maintains its cash, cash equivalents and short-term investments in various financial instruments with various banks and investment banking institutions. The diversification of risk is consistent with Company policy to preserve the principal and maintain liquidity.

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

Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments are included in equity as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

As at December 31, 1998 and 1997, the Company's short-term investment portfolio consisted solely of held-to-maturity investments and their carrying value was substantially the same as their market value. Proceeds from sales and realized gains or losses on sales of available-for-sale securities for all years presented were immaterial.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value).

The components of inventories are as follows (in thousands)

                                         December 31,
                                   -------------------------
                                      1998          1997

        Work-in-progress              $ 1,761       $ 2,316
        Finished goods                  1,856           883
                                   -----------  ------------
                                      $ 3,617       $ 3,199
                                   ===========  ============


Property and equipment, net. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or the applicable lease term, whichever is shorter. The carrying value of property and equipment is reviewed periodically for any permanent impairment in value.

The components of property and equipment are as follows (in thousands):

                                             December 31,
                                      --------------------------
                                        1998          1997

      Machinery and equipment           $  53,030     $  31,353
      Leasehold improvements                2,666         2,006
      Furniture and fixtures                2,555         1,666
                                      ------------  ------------
      Total cost                           58,251        35,025
      Accumulated depreciation            (26,656)      (15,326)
                                      ------------  ------------
                                        $  31,595     $  19,699
                                      ============  ============

Goodwill and other intangible assets. Goodwill associated with acquisitions is being amortized on a straight-line basis. Developed and core technology and other intangible assets are being amortized on a straight-line basis over the economic lives of the respective assets, generally three to seven years. Among other considerations, to assess impairment, the Company periodically estimates undiscounted future cash flows to determine if they exceed the unamortized balance of the related intangible asset.

The components of goodwill and other intangible assets, net are as follows (in thousands):

                                                     December 31,
                                               ------------------------
                                                   1998         1997

      PMC-Sierra, Ltd.                            $ 6,665     $  8,372
      Bipolar Integrated Technology, Inc.             216          263
      Integrated Telecom Technology, Inc.          12,748            -
                                               -----------  -----------
                                                 $ 19,629     $  8,635
                                               ===========  ===========

Deposits for wafer fabrication capacity. The Company has wafer supply agreements with two independent foundries that together supply substantially all of the Company's products and include deposits made to secure access to wafer fabrication capacity. At December 31, 1998, the Company had $23.1 million in deposits with those foundries. Although there are no minimum unit volume requirements under the agreements, the Company is obligated under one of the agreements to purchase in future periods a minimum percentage of its total annual wafer requirements, provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The Company purchased $18.3 million from its foundry suppliers during 1998 compared to $13.2 million under agreements in existence in 1997. Those amounts may or may not be indicative of any future period since wafers are purchased based on current market pricing and the Company's volume requirements change in relation to sales of its products.

In each year, the Company is entitled to receive a portion of the deposits provided to the foundries based on the annual purchases from those foundries as compared to the target levels in the agreements. Based on 1998 purchases, the Company is entitled to receive a $4.0 million refund from one of the foundries in the first quarter of 1999. If the Company does not receive the balance of its deposits back during the course of the agreements, then the deposits will be returned to the Company at the termination of the agreements.

Accrued liabilities. The components of accrued liabilities are as follows (in thousands):

                                                   December 31,
                                            --------------------------
                                                 1998          1997

    Accrued compensation and benefits         $   5,482     $   4,590
    Accrued royalties                               175           521
    Other accrued liabilities                     8,961         6,542
                                            ------------  ------------
                                              $  14,618     $  11,653
                                            ============  ============

Foreign currency translation. For all foreign operations, the U.S. dollar is the functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars using the year-end exchange rates. Statements of operations are remeasured using the average exchange rates during the year. Gains and losses from foreign currency remeasurement are included in interest income, net.

Concentration of credit risk. The Company believes that the concentration of credit risk in its trade receivables with respect to the high-technology industry is substantially mitigated by the Company's credit evaluation process, large number of customers, relatively short collection terms, and the geographical dispersion of sales. The Company generally does not require collateral security for outstanding amounts.

Revenue recognition. Net revenues are stated net of provision for sales returns. Revenues from product sales direct to customers and minor distributors are recognized at the time of shipment. A provision is made for estimated product returns. At December 31, 1998 and 1997, this provision was approximately $943,000 and $725,000, respectively. Certain of the Company's product sales are made to major distributors under agreements allowing price protection and/or right of return on products unsold. Accordingly, the Company defers recognition of revenue on such sales until the products are sold by the distributors.

Interest income, net. The components of interest income, net are as follows (in thousands):

                                      Year Ended December 31,
                               -------------------------------------
                                    1998         1997         1996

    Interest income              $  3,846     $  3,146     $  1,840
    Interest expense (*)             (958)      (1,949)      (1,278)
    Other                              35         (153)         117
                               -----------  -----------  -----------
                                 $  2,923     $  1,044     $    679
                               ===========  ===========  ===========

    * consists primarily of interest on long-term debt and capital leases.

Net income (loss) per common share. The Company has adopted Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128) in 1998. This statement requires the presentation of both basic and diluted net income per share. Basic net income per share is computed using the weighted average number of shares outstanding during the period. The PMC-Sierra Ltd. Special Shares have been included in the calculation of basic net income per share. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants. The Company has restated all prior period per-share data presented as required by SFAS No. 128.

Income Taxes. Income taxes are reported under Statement of Financial Accounting Standards No. 109 and, accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carryforwards.

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

As prescribed by SFAS 123, Note 6 to the Consolidated Financial Statements contains a summary of the proforma effects to reported net income and net income per share for 1998, 1997 and 1996, had the Company elected to recognize compensation expense based on the fair value of the options granted at the grant date. The effects of applying SFAS 123 proforma disclosures may not be representative of the effects on reported net income for future years.

Segment reporting.  In June 1997, the Financial  Accounting Standards Board (the
FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, in two segments: networking and non-networking products.

Comprehensive income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and net income per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted this Statement in 1998. The Company has no comprehensive income items, other than the net income in any of the years presented.

Recently issued accounting standards. In June 1998, the FASB issued Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Company anticipates that the adoption of this Statement will not have a significant effect on its results of operations or financial position.

Reclassifications. Certain prior year amounts have been reclassified in order to conform with the 1998 presentation.


NOTE 2. Acquisitions, Divestitures and Investments in Other Companies and Technology

Acquisition of Integrated Telecom Technology, Inc.
--------------------------------------------------

On May 20, 1998, the Company acquired Integrated Telecom Technology, Inc. ("IGT") in exchange for total consideration of $55.0 million consisting of cash paid to IGT stockholders of $17.8 million, cash paid to IGT creditors of $9.0 million and the balance of $28.2 million by the issuance of approximately 415,000 shares of common stock and options to purchase approximately 214,000 shares of common stock (based on the market value of PMC common stock on the issuance date). The purchase price includes professional fees and other direct costs of the acquisition totaling $850,000. IGT was a fabless semiconductor company headquartered in Gaithersburg, MD with a development site in San Jose, CA. IGT made Asynchronous Transfer Mode (ATM) switching chipsets for wide area network applications as well as ATM Segmentation-and-Reassembly and other telecommunication chips. Upon consumation of the transaction, IGT was merged with a wholly-owned subsidiary of the Company.

The acquisition was accounted for using the purchase method of accounting and the final allocation among tangible and intangible assets and liabilities is as follows:

   Tangible assets                                      $   4,598

   Intangible assets:
          Developed and core technology                     7,830
          Assembled workforce                               1,050
          Goodwill                                          9,284

   In process research and development ("IPR&D")           37,757

   Liabilities                                             (4,669)
                                                      ------------

                                                        $  55,850
                                                      ============

The amount allocated to IPR&D of $37.8 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful development was uncertain.

During the third quarter of 1998, the Company determined that a portion of the intangible assets recognized in connection with the IGT acquisition was impaired. The developed and core technology related to one of the three projects in process at the time of acquisition was subsequently determined not to be technologically feasible and had no alternative future use. As a result, the Company recognized an impairment of $4.3 million in intangible assets and related goodwill.

The operating results of IGT have been included in the consolidated financial statements since the date of acquisition. The following table presents the unaudited pro forma results of operations for informational purposes assuming that the Company had acquired IGT at the beginning of the 1997 fiscal year. This information may not necessarily be indicative of the future combined results of operations of the Company and IGT.

                                                     Year Ended December 31,
                                                -------------------------------
                                                        1998           1997
       (in thousands, except for per share amounts - unaudited)

       Net revenues                                  $ 166,121      $ 139,769

       Net income (loss) (see below)                 $  (6,766)     $  28,918

       Basic net income (loss) per share:            $   (0.21)     $    0.92

       Diluted net income (loss) per share:          $   (0.21)     $    0.87

The pro forma results of operations give effect to certain adjustments, including the elimination of interest expense and amortization of purchased intangibles and goodwill. Included in the pro forma net loss for the year ended December 31, 1998 is a $37.8 million charge for purchased IPR&D and $4.3 million for impairment of intangible assets.

Other Technology
----------------

On May 1, 1998 a subsidiary of the Company acquired certain technology for cash consideration of $1.4 million. This technology has not reached technological feasibility and has no alternative future use. Accordingly, this amount is included in the in process research and development expensed in the year ended December 31, 1998.

Bipolar Integrated Technology, Inc.
-----------------------------------

During the third quarter of 1996, the Company acquired the ethernet switching assets, intellectual property, and certain other assets of Bipolar Integrated Technology, Inc. ("Bit") in exchange for shares of common stock of the Company and other consideration. The aggregate value of this transaction was approximately $8.1 million, which includes acquisition costs incurred by the Company. The assets of Bit were acquired in exchange for 804,407 shares of PMC common stock with a value of approximately $6.8 million (based on the market value on the issuance date of PMC common stock issued subject to restrictions on transfer), approximately $0.5 million of net liabilities assumed by the Company's subsidiary, the value of options to purchase common stock of the Company, forgiveness of principal and interest on loans provided by the Company, and cash. The acquisition resulted in a $7.8 million charge for the purchase of IPR&D. The remaining $0.3 million of technology assets have been capitalized as long term assets which will be amortized over seven years. Results of operations include the costs of continuing the development of products and related activities acquired from Bit after the closure of the acquisition on September 3, 1996. The proforma effect of combining the Bit transaction with the Company's operations in 1995 and prior to the acquisition in 1996 are not reported separately because they are not considered to be material.

I.C. Works, Inc.
----------------

In order to secure additional access to wafer fabrication capacity, in 1996 the Company acquired $3 million of preferred stock of I.C. Works Inc. ("ICW"), a foundry located in San Jose, California. Under the arrangement with ICW, the Company also provided semiconductor manufacturing equipment to ICW, which it financed through capital leases. In 1996, as a result of the restructuring of non-networking operations, the Company identified that it would not be able to benefit from the arrangement with ICW and included a $6.9 million provision for impairment of these assets in its restructuring charge.

In 1997, the Company advanced an additional $3 million to ICW and subsequently, ICW sold substantially all of its assets, including the manufacturing assets contributed by the Company. On settlement of its arrangement with ICW, the Company received proceeds of $4.8 million, resulting in the requirement for an additional provision for impairment of $3.5 million. This additional provision was included in the overall recovery from disposal of excess fixed assets and assets related to capacity commitments of $942,000 (see Note 9) recorded on completion of the restructuring.

Sierra Wireless, Inc.
---------------------

On July 7, 1993, the Company and MPR Teltech Ltd. ("MPR") of British Columbia, Canada announced an investment in a new company called Sierra Wireless Inc. (Sierra Wireless). MPR contributed technology licenses in exchange for Sierra Wireless's non-voting preferred stock. In 1993, the Company invested approximately $2.5 million of cash in exchange for shares of Sierra Wireless's non-voting preferred stock. This initial investment was expensed in 1993 as Sierra Wireless was still in its development stage. In 1996, 1995 and 1994, the Company invested an additional approximately $0.2, $1.4 and $2.5 million, respectively, in Sierra Wireless. These investments were capitalized and are being accounted for as an investment in equity shares recorded on the cost basis, since Sierra Wireless is now an operating company.

PMC-Sierra, Ltd.
----------------

On September 2, 1994, the Company acquired voting control of PMC-Sierra, Ltd. (formerly PMC-Sierra, Inc.) ("LTD") of Burnaby, British Columbia, Canada. LTD supplies broadband transmission and networking chip set products for ATM, SONET/SDH and T1/E1 applications. LTD was established in July 1992 by the Company, which invested approximately $4.9 million of cash in exchange for LTD's non-voting preferred stock representing approximately 61% of LTD's securities on a fully diluted basis; MPR Teltech Ltd., a Canadian corporation, which contributed assets and technology licenses in exchange for non-voting preferred stock; a venture capital investor, which purchased non-voting preferred stock for cash; and LTD's employees, who purchased voting common stock.

The Company acquired voting control of LTD through a recapitalization of LTD. In the recapitalization, the Company exchanged its LTD non-voting preferred stock for LTD's voting Ordinary A Shares and LTD's other stockholders exchanged their preferred stock and common stock for LTD A Special Shares. Each LTD A Special Share is currently convertible at the holder's option for two shares of the Company's common stock. The Company reserved 5,000,000 shares of its common stock for issuance in connection with requests to redeem LTD Special Shares then outstanding. The acquisition of voting control through LTD's recapitalization was accounted for as a purchase of the interests of the other stockholders in LTD.

Under the terms of the recapitalization agreement, in the third quarter of 1995 the Company adjusted the 1994 purchase price paid to the other LTD stockholders. Accordingly, the minority stockholders received additional consideration through the right to acquire an additional 1,294,722 shares of common stock in exchange for LTD B Special Shares. The issuance of these shares was reflected in the Company's financial statements in 1995 as a special charge to income of $10.6 million relating to compensation expense and an increase in goodwill of $9.1 million.

The Special Shares of LTD will be classified outside of stockholders' equity until such shares are exchanged for PMC common stock.

Before the recapitalization, the Company held only non-voting preferred stock in LTD, and accordingly LTD's assets, liabilities and operating results were not consolidated with those of the Company. From the date of the recapitalization, LTD's balance sheet and operating results have been consolidated in the Company's financial statements.


NOTE 3.  Line of Credit

At December 31, 1998, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $15 million with interest at the bank's alternate base rate (annual rate of 7.75% at December 31, 1998). The Company cannot pay cash dividends, or make material divestments without the prior written consent of the bank. The agreement expires in May 1999. At December 31, 1998 and December 31, 1997, there were no amounts outstanding under this agreement.


NOTE 4. Obligations Under Capital Leases and Long Term Debt

The Company leases furniture and equipment under long-term capital leases, which have been accounted for as installment purchases. Accordingly, capitalized costs of approximately $17,686,000 and $58,251,000 at December 31, 1998 and 1997,
respectively, and accumulated amortization of approximately $12,067,000 and $26,656,000, respectively, are included in property and equipment.

Long-term debt and obligations under capital leases are as follows (in thousands):

                                                       December 31,
                                                  ------------------------
                                                      1998         1997

    Obligations under capital leases with
    interest ranging from 7.41% to 24.48%           $  9,479     $ 12,938

    Various unsecured notes, payable in
    various installments with interest
    rates ranging from 0% to 9%                          653          806
                                                  -----------  -----------
                                                      10,132       13,744
    Less current portion                              (4,909)      (4,652)
                                                  -----------  -----------
                                                    $  5,223     $  9,092
                                                  ===========  ===========

Future minimum lease payments at December 31, 1998 under capital leases are as follows (in thousands):

    Year Ending December 31:
      1999                                                       $  5,633
      2000                                                          4,115
      2001                                                          1,314
      2002                                                              -
      2003                                                              -
                                                               -----------
    Total minimum lease payments                                   11,062
    Less amount representing imputed interest                      (1,583)
                                                               -----------
    Present value of future net minimum lease payments           $  9,479
                                                               ===========

Maturities of the unsecured notes at December 31, 1998 are as follows (in thousands):

       Year Ending December 31:
         1999                                       $       93
         2000                                               93
         2001                                               93
         2002                                               93
         2003                                               93
       thereafter                                          188
                                                  -------------
                                                    $      653
                                                  =============

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

The Company's carrying value of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value because the instruments have a short-term maturity.

The fair value of the Company's long-term debt and obligations under capital leases at December 31, 1998 and 1997 also approximates their carrying value.

The  fair  value  of  the  deposits  for  wafer  fabrication   capacity  is  not
determinable.


NOTE 5. Commitments and Contingencies

Operating leases. The Company leases its facilities under operating lease agreements, which expire at various dates through April 30, 2006. Total rent expense for the years ended December 31, 1998, 1997 and 1996 was $1.8 million, $1.3 million and $2.1 million, respectively.

Minimum rental commitments under these leases are as follows (in thousands):

       Year Ending December 31:
         1999                                      $     1,662
         2000                                            1,556
         2001                                            1,528
         2002                                            1,419
         2003                                            1,339
       thereafter                                        2,420
                                                 --------------
                                                   $     9,924
                                                 ==============

Supply agreements. The Company's wafer supply agreement with Chartered Semiconductor ("Chartered") expires on November 17, 1999. However, certain provisions have been superceded by a wafer capacity agreement which expires in December 2000 whereby Chartered is obligated to supply the Company with a predetermined number of wafers per quarter. Taiwan Semiconductor Manufacturing Corporation ("TSMC") is obligated to provide certain quantities of wafers per year under an agreement that terminates on December 31, 2000. Neither of the agreements have minimum unit volume requirements but the Company is obligated under one of the agreements to purchase in future periods a minimum percentage of its total annual wafer requirements, provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery.

Contingencies. In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringements. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any point in time; however, management does not believe that such licenses or settlements will, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or liquidity.

Risks and Uncertainties. Technological change - the markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The carrying value of the Company's products in inventory may be materially impaired in the future should these changes occur more quickly than the Company anticipates. Wafer capacity agreements as discussed above, the Company has entered into various agreements to secure future wafer capacity. Should the Company need more capacity or if there is a decline in demand for the Company's products thereby reducing the need for this contracted capacity, estimates related to the carrying value of deposits could materially change.


NOTE 6.  Stockholders' Equity

Authorized. On July 10, 1997, the Company was reincorporated in the State of Delaware from the State of California. Prior to the reincorporation, the Company had authorized capital of 55,405,916 shares, 50,000,000 of which were designated "Common Stock", 5,000,000 of which were designated "Preferred Stock", and 405,916 of which were designated "Series D Preferred Stock". All authorized shares had no par value. After the reincorporation, the Company had an authorized capital of 55,000,000 shares, 50,000,000 of which were designated "Common Stock", $0.001 par value, and 5,000,000 of which were designated "Preferred Stock", $0.001 par value. The excess of the amount recorded as capital stock over the par value of capital stock on reincorporation has been recorded as additional paid in capital at December 31, 1997. The issued and outstanding shares immediately before and after the reincorporation remained the same. The reincorporation included no other significant changes with respect to shares outstanding, reserved shares and various applicable options, rights and warrants.

During 1998, the Company's stockholders elected to add an additional 50,000,000 authorized shares of common stock to the 50,000,000 shares of common stock authorized at the end of 1997. The Company currently has an authorized capital of 105,000,000 shares, 100,000,000 of which are designated "Common Stock", $0.001 par value, and 5,000,000 of which are designated "Preferred Stock", $0.001 par value.

Common Stock. At December 31, 1998 and 1997, the Company maintained a reserve of 1,259,000 and 1,618,000 shares, respectively, of common stock to be issued to holders of LTD Special Shares and options to purchase LTD Special Shares. The holders of the Special Shares have the right to exchange one A Special Share for two shares of the Company's common stock, and one B Special Share for 0.54612 share of the Company's common stock. Upon exchange, amounts will be transferred from the LTD Special Shares account to the Company's common stock and additional paid-in capital on the consolidated balance sheet.

During 1996, the Company issued a warrant to purchase 25,000 shares of common stock at $9.25 per share to an investment banking firm in settlement for services previously expensed. The warrant expires in August 2000.

The Company has adopted a 1987 Incentive Stock Plan and a 1994 Incentive Stock Plan. Its wholly owned subsidiaries, PMC-Sierra, Inc. (Portland) and PMC-Sierra Maryland Inc. have adopted 1996 and 1998 Stock Option Plans, respectively. These plans cover grants of options to purchase the Company's common stock. Under these Plans, Incentive Stock Options may be granted to employees and Non Statutory Options may be granted to employees, directors and consultants, to purchase shares of the Company's common stock at not less than 100% and 85%, respectively, of the fair value of the stock on the date granted. The options generally expire within five to ten years and vest over four years.

During 1998, the Company's common stockholders elected to add a provision to the 1994 Incentive Stock Plan. Under the new terms, the number of shares authorized to be available for issuance under the plan shall be increased automatically on January 1, 1999, and every year thereafter until the expiration of the plan. The increase will be limited to the lesser of (i) 4% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares, or (iii) an amount to be determined by the Board of Directors.

Option activity under the option plans was as follows:


                                                                                             Weighted
                                                                       Number of Options      Average
                                                  Options Available       Outstanding      Exercise Price
                                                     For Issuance                             Per Share
Outstanding at December 31, 1995
    (1,037,181 options exercisable at a
      weighted average price of $5.43)                1,252,225            2,715,151           $ 8.13
    Authorized                                        1,250,000                    -                -
    Granted (weighted average fair value of
      $6.79 per share)                               (1,403,574)           1,403,574           $14.11
    Exercised                                             -                (503,825)           $ 4.74
    Expired                                             (85,980)                   -                -
    Cancelled                                           515,878            (515,878)           $12.73
                                                     -----------          -----------

Outstanding at December 31, 1996
    (1,252,874 options exercisable at a
      weighted average price of $7.44)                1,528,549            3,099,022           $10.63
    Authorized                                          500,000                    -                -
    Granted (weighted average fair value of
      $7.97 per share)                               (1,426,450)           1,426,450           $17.48
    Exercised                                             -                 (693,450)          $ 7.22
    Expired                                             (36,112)                   -                -
    Cancelled                                           484,216             (484,216)          $14.96
                                                     -----------          -----------

Outstanding at December 31, 1997
    (1,324,173 options exercisable at a
      weighted average price of $9.28)                1,050,203            3,347,806           $13.62
    Authorized                                        1,314,414                    -                -
    Granted (weighted average fair value of
      $21.77 per share)                              (1,381,114)           1,381,114           $28.82
    Exercised                                             -                 (786,212)          $ 7.61
    Cancelled                                           149,699*            (163,391)*         $21.96
                                                     -----------          -----------

Outstanding at December 31, 1998                      1,133,202            3,779,317           $20.10
                                                     ===========          ===========

* During 1998, 13,692 options granted under the 1998 Option Plan were cancelled. Under this plan, stock allocated to options subsequently cancelled may not be re-allocated to new grants.


The following table summarizes information concerning options outstanding for the combined option plans at December 31, 1998:

                                         Options Outstanding                             Options Exercisable
                       --------------------------------------------------------    -------------------------------

                                        Weighted Average         Weighted                              Weighted
                                            Remaining             Average                              Average
Range of Exercise          Number       Contractual Life         Exercise             Number           Exercise
                        Outstanding         (years)          Price per share        Exercisable    Price per share
     Prices
 $ 0.89 - $10.94          774,252             6.30               $  7.38               584,429         $  7.25
 $11.25 - $14.63          766,222             8.01               $ 14.19               350,413         $ 14.16
 $15.06 - $18.13          755,048             7.56               $ 16.37               448,009         $ 16.41
 $18.38 - $30.56          776,933             8.73               $ 26.72               124,332         $ 22.45
 $31.88 - $56.19          706,862             9.23               $ 37.36                30,583         $ 32.75
                       ----------                                                   ----------
 $ 0.89 - $56.19        3,779,317             7.94               $ 20.10             1,537,766         $ 13.23
                       ==========                                                   ==========


Employee Stock Purchase Plan. In 1991, the Company adopted an Employee Stock Purchase Plan (ESPP) under Section 423 of the Internal Revenue Code and reserved 1,060,000 shares of common stock for issuance under the Plan. Under this Plan, qualified employees may authorize payroll deductions of up to 10% of their compensation (as defined) to purchase common stock at 85% of the lower of fair market value at the beginning or end of the related subscription period. During 1998, 1997 and 1996, respectively, there were 96,429, 105,149 and 79,863 shares issued under the Plan at weighted-average prices of $12.26, $10.40 and $8.38 per share. The weighted-average fair value of the 1998, 1997 and 1996 awards was $11.41, $6.96 and $3.78 per share, respectively. During 1998, the Company's stockholders authorized an additional 250,000 shares to be available under the plan. As of December 31, 1998, there were 298,625 shares of common stock available for issuance under the purchase plan.

During 1998, the Company's stockholders elected to add a provision to the ESPP. Under the new terms, the number of shares authorized to be available for issuance under the plan shall be increased automatically on January 1, 1999, and every year thereafter until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 500,000 shares, or (iii) an amount to be determined by the Board of Directors.

Stock-based compensation. In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 and related interpretations in accounting for its stock-based awards. The Company's ESPP is non-compensatory under APB Opinion 25. The Company does not recognize compensation expense for employee stock options, which are granted with exercise prices equal to the fair market value at the date of grant.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily  provide  a  reliable  single  measure  of  the  fair  value  of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated using the multiple option approach, recognizing forfeitures as they occur, assuming no expected dividends and using the following weighted average assumptions:

                                      Options                     ESPP
                            ------------------------    -----------------------
                             1998     1997     1996      1998     1997    1996
                             ----     ----     ----      ----     ----    ----
Expected life (years)         3.4      2.6      2.2       1.5      1.4    0.5
Expected volatility           0.7      0.7      0.8       0.7      0.8    0.8
Risk-free interest rate       5.2%     6.0%     5.7%      5.2%     5.9%   5.3%


If the computed fair values of 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been:

(in thousands except per share amounts):

                                             1998         1997          1996
                                             ----         ----          ----
Net income (loss)                        $ (15,369)     $ 29,639     $ (54,006)
Basic net income (loss) per share        $   (0.48)     $   0.95     $   (1.82)
Diluted net income (loss) per share      $   (0.48)     $   0.92     $   (1.82)

The pro forma disclosures above include the effect of SFAS 128 relating to the calculation of net income per share and FASB Technical Bulletin 97-1, which clarified the application of SFAS 123 to the estimation of fair value of awards under ESPP plans with a multiple year look-back feature.

Because SFAS 123 is applicable only to awards granted or modified subsequent to December 31, 1994, the pro forma effect is not indicative of future pro forma adjustments, when the calculation will apply to all applicable stock awards.


NOTE 7.  Income Taxes

The income tax provisions, calculated under Statement of Financial Accounting Standard No. 109 ("SFAS 109"), consist of the following (in thousands):

                                               Year Ended December 31,
                                       -------------------------------------
                                             1998         1997         1996
      Current:
        Federal                          $    190     $ (1,289)    $  2,109
        State                                   -            -           42
        Foreign                            23,854       13,934        8,844
                                       -----------  -----------  -----------
                                           24,044       12,645       10,995
                                       -----------  -----------  -----------
      Deferred:
        Federal                              (132)       1,671       (1,799)
        Foreign                            (1,041)       1,411          562
                                       -----------  -----------  -----------
                                           (1,173)       3,082       (1,237)
                                       -----------  -----------  -----------
      Provision for income taxes         $ 22,871     $ 15,727     $  9,758
                                       ===========  ===========  ===========

A reconciliation between the Company's effective tax rate and the U.S. Federal statutory rate (35% in 1998, 1997 and 1996) is as follows (in thousands):

                                                                         Year Ended December 31,
                                                                --------------------------------------
                                                                       1998         1997         1996

Income taxes (recovery) at U.S. Federal statutory rate           $    6,998    $  17,495    $ (14,522)
Net operating losses (utilized) not utilized                            (71)      (4,508)      11,257
In-process research and development costs
  relating to Bit acquisition                                             -            -        2,724
In-process research and development costs
  relating to IGT acquisition                                        13,214            -            -
In-process research and development costs
  relating to other acquisitions                                        497            -            -
Impairment of intangible asset                                        1,509            -            -
Incremental taxes on foreign earnings                                   234        2,258        9,406
Other                                                                   490          482          893
                                                                ------------  -----------  -----------
Provision for income taxes                                       $   22,871    $  15,727    $   9,758
                                                                ============  ===========  ===========

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                      December 31,
                                             ----------------------------
                                                   1998           1997
Deferred tax assets:
  Net operating loss carryforwards             $   23,351     $   22,053
  State tax loss carryforwards                      1,500          1,250
  Credit carryforwards                              3,497          2,436
  Inventory valuation                                 430            229
  Restructuring and other charges                   3,245          5,984
  Deferred income                                   1,506            734
                                             -------------  -------------
Total deferred tax assets                          33,529         32,686
Valuation allowance                               (32,023)       (31,952)
                                             -------------  -------------
Total net deferred tax assets                       1,506            734
                                             -------------  -------------
Deferred tax liabilities:
  Depreciation                                     (4,015)        (4,288)
  Capitalized technology                             (342)          (469)
                                             -------------  -------------
Total deferred tax liabilities                     (4,357)        (4,757)
                                             -------------  -------------
Total net deferred taxes                       $   (2,851)    $   (4,023)
                                             =============  =============

During 1998, the valuation allowance decreased by approximately $71,000 as a result of utilization of net operating losses. During 1997, the valuation allowance decreased by approximately $3,401,000.

The pretax income from foreign operations was $62,355,000 in 1998, $37,391,000 in 1997 and $23,044,000 in 1996.

At December 31, 1998, the Company has approximately $66,716,000 (including $7,317,000 from IGT and $6,409,000 from Bit) of federal net operating losses, which will expire from 1999 to 2013. Utilization of the IGT and Bit net operating losses are subject to a limitation due to ownership change limitations provided by the Internal Revenue Code of 1986.

The Company also has approximately $25,428,000 of state tax loss carryforwards, which expire from 1999 to 2003. Included in the credit carryforwards are state research and development credits of $1,324,000 which carryforward indefinitely and $2,173,000 of federal research and development credits, which will expire from 1999 to 2013.

Not included in the deferred assets are approximately $9,598,000 of cumulative tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized.

NOTE 8.  Segment Information

The Company has two operating segments: networking and non-networking products. The networking segment consists of internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment. The non-networking segment includes user interface products such as custom, graphic, modem and other semiconductors. The Company is supporting these products for existing customers, but has decided not to develop any further products of this type. (See note 9)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross margins from operations of the two segments.

                                     Year Ended December 31,
                            ----------------------------------------
                                 1998          1997          1996
    Networking

    Net revenues              $ 139,539     $  85,512     $  62,878
    Cost of revenues             26,476        15,983        16,509
                            ------------  ------------  ------------
    Gross profit              $ 113,063     $  69,529     $  46,369
                            ============  ============  ============


    Non- Networking

    Net revenues              $  22,273     $  41,654     $ 125,493
    Cost of revenues             11,744        17,082     $  78,439
                            ------------  ------------  ------------
    Gross profit              $  10,529     $  24,572     $  47,054
                            ============  ============  ============


    Total

    Net revenues              $ 161,812     $ 127,166     $ 188,371
    Cost of revenues             38,220        33,065        94,948
                            ------------  ------------  ------------
    Gross profit              $ 123,592     $  94,101     $  93,423
                            ============  ============  ============

Information related to geographical areas is as follows:

Net revenues:

                                       Year Ended December 31,
                              -------------------------------------------
                                  1998           1997           1996

    United States               $  110,256     $   89,371     $  102,632
    Canada                          15,780         12,373          2,678
    Europe and Middle East          12,431         11,430         23,684
    Asia                            23,246         13,693         59,377
    Other foreign                       99            299              -
                              -------------  -------------  -------------
                                $  161,812     $  127,166     $  188,371
                              =============  =============  =============

The Company attributes revenue among the geographical areas based on the location of the customer invoiced.

Long-lived assets:

                                       Year Ended December 31,
                              -------------------------------------------
                                    1998           1997           1996

    United States               $   35,873     $   26,581     $   37,919
    Canada                          38,865         29,297         23,690
    Other                               40              -              -
                              -------------  -------------  -------------
                                $   74,778     $   55,878     $   61,609
                              =============  =============  =============

Long-lived assets include property and equipment, goodwill and other intangible assets, investments and other assets and deposits for wafer fabrication capacity.

The Company has revenues from external customers (1998 - 2, 1997 and 1996 - 1) that exceed total net revenues by 10% as follows:

                                       Year Ended December 31,
                              -------------------------------------------
                                    1998           1997           1996

    Networking                  $   31,549     $    1,757      $       -
    Non-Networking                  18,579         21,403         18,850



NOTE 9.  Restructuring

On September 29, 1996, the Company recorded charges of $69,370,000 in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. The charges were recorded in cost of sales as an inventory write down ($4,700,000) and as restructure costs in operating expenses ($64,670,000). In 1997, the company recorded a recovery of $1,383,000 from the reversal of the excess accrued restructuring charge related to the completion of the restructuring. There were no additional amounts incurred related to this restructuring in 1998.

The elements of the restructuring charge are as follows (in thousands):

                                                                                                                         Shortfall
                                                                                Accrued       Recovery                  (excess) in
                                     Restructuring                            restructuring  (Additional                  accrued
                                      charge Sept.  Write-down      Actual    reserve Dec.   write down)     Actual    restructuring
                                       29, 1996      of Assets   Expenditures    31, 1996     of assets   Expenditures    reserve
                                     ------------- ------------  ------------ ------------- ------------- ------------ -------------

Write down of inventories to net
  realizable value                     $   23,000    $ (23,000)   $        -    $        -    $  (1,371)    $       -    $   1,371
Employee termination benefits               6,985            -        (2,411)        4,574            -        (4,950)         376
Loss on supplier commitments
  and write off of prepaid expenses         9,908         (905)         (409)        8,594            -        (6,254)      (2,340)
Write down of excess fixed
  assets and assets related
  to capacity commitments                  16,580      (16,580)            -             -          942             -         (942)
Provision for price protection and
  product returns                           5,047       (5,047)            -             -            -             -            -
Excess facility costs                       3,411            -          (408)        3,003            -        (2,507)        (496)
Write down of goodwill related to
  Company's B.V. subsidiary in
  Holland                                   2,459       (2,459)            -             -            -             -            -
Severance and closure costs
  related to Europe                         1,980            -        (1,397)          583            -        (1,231)         648
                                     ------------- ------------ ------------- ------------- ------------- ------------ -------------
                                       $   69,370    $ (47,991)   $   (4,625)   $   16,754    $    (429)    $ (14,942)   $   (1,383)
                                     ============= ============ ============= ============= ============= ============ =============


As part of this restructuring, the Company ceased manufacturing its modem chipset products in September 1996 and completed the shutdown of the non-networking operations in San Jose by the middle of 1997. As a result of its decision to exit the modem chipset business, the Company identified incremental impairments in the carrying value of its non-networking inventory resulting in a $23,000,000 write down of inventories to net realizable value. In 1997, an additional write down of $1,371,000 was required on disposal of the remaining inventory. The write down was included in the recovery recorded in 1997.

Termination benefits for approximately 245 employees associated with the Company's non-networking operations were paid to employees as they reached their termination dates, between November 1996 and July 1997. As at December 31, 1996, 118 had reached their termination dates and had left the Company. In 1996, the Company accrued $6,985,000 in costs relating to employee termination benefits and incurred expenditures of $2,411,000. In 1997, the Company incurred expenditures of $4,950,000 completing the payment of employee termination benefits and the shortfall in the accrual of $376,000 was included in the recovery recorded in 1997.

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

In connection with its decision in 1996 to discontinue non-networking operations, the Company evaluated the ongoing value of the fixed assets and assets related to capacity commitments associated with these operations. Based on this evaluation, the Company identified approximately $2.1 million of non-networking property and equipment that will continue to be utilized in the Company's networking operations. The remaining non-networking assets with a carrying amount of approximately $11.6 million were determined to be impaired and were written down by approximately $9.7 million to their estimated fair market value. In addition, the Company recorded an impairment provision of approximately $6.9 million in the value of certain leased assets related to IC Works Inc. In 1997, on disposal of these assets, the Company realized overall proceeds of $942,000 in excess of the written down value. The excess was included in the recovery recorded in 1997.

In conjunction with the decision to exit the modem chipset business, the Company was subject to incremental pricing pressure and potential returns of modem chipset products. In 1996, a non cash charge of $5,047,000 was recorded as a write down of related assets to provide for the potential impact of price protection and product returns.

In 1996, the Company accrued charges of $3,411,000 relating to excess facility costs primarily consisting of amounts to be incurred by the Company under a seven year non-cancelable operating lease expiring in 2003. In 1996, the Company incurred expenditures of $408,000 related to the charge. In 1997, the Company successfully cancelled the lease resulting in expenditures of $2,507,000 and an adjustment of $496,000 was included in the recovery recorded.

The Company's operations in Europe were closed as a result of the 1996 decision to exit the modem chipset business. The charges related to the shutdown of the European subsidiaries, including severance payments and excess facilities costs, totaled $1,980,000, with expenditures in 1996 totaling $1,397,000. Additionally, the restructuring charge included a write down of the remaining goodwill of $2,459,000 for the Company's Holland operation. In 1997, the Company competed its closure of the European operations and incurred expenditures of $1,231,000 resulting in an under accrual of $648,000 which was included in the recovery recorded.

In  1997,   expenditures   associated   with  the   restructuring   charge  were
approximately $14.9 million (1996 - $4.6 million), which were funded by the Company's cash flow from operations.

NOTE 10.  Net Income (Loss) Per Share.

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:



                                                                         December 31,
                                                           ---------------------------------------
                                                                1998         1997          1996
Numerator:
  Net income (loss)                                          $  (2,878)    $ 34,258     $ (48,150)
                                                           ------------  -----------  ------------

Denominator:
  Basic weighted average common shares outstanding (1)          32,002       31,043        29,719
  Effect of dilutive securities:
    Stock options                                                    -        1,585             -
    Stock warrants                                                   -           14             -
                                                           ------------  -----------  ------------
  Diluted weighted average common shares outstanding            32,002       32,642        29,719
                                                           ============  ===========  ============

Basic net income (loss) per share                            $   (0.09)    $   1.10     $   (1.62)
                                                           ============  ===========  ============

Diluted net income (loss) per share                          $   (0.09)    $   1.05     $   (1.62)
                                                           ============  ===========  ============

(1) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic net income per share.


                                    PART III

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


ITEM 10.  Directors and Executive Officers of the Registrant

The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders ("Proxy Statement"). The following sets forth information regarding executive officers of the Company as of February 28, 1999.

       Name          Age                Position
------------------  -----  ---------------------------------------------------
Robert L. Bailey      41   President and Chief Executive Officer
Greg Aasen            43   Chief Operating Officer
John W. Sullivan      52   Vice President, Finance and Chief Financial Officer

Officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or officers of the Company.

Mr. Bailey has served as Director of the Company since October 1996 and as President and Chief Executive Officer since July 1997. In prior years, Mr. Bailey acted as President and Chief Executive Officer of PMC-Sierra, Ltd. Prior to joining the Company, Mr. Bailey was employed by AT&T-Microelectronics from August 1989 to November 1993, where he served as Vice President of Integrated Microperipheral Products. Mr. Bailey was formerly employed by Texas Instruments in various management assignments from June 1979 to August 1989.

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

         2.  Financial Statement Schedules
             The  financial   statement  schedule  listed  on  page  37  in  the
             accompanying index to financial  statements and financial statement schedule is filed within this Annual Report on Form 10-K.

         3.  Exhibits
             The exhibits listed under Item 14(c) are filed as part of this Form 10-K Annual Report.

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed by the Company in the quarter ended December 31, 1998.

(c)      Exhibits pursuant to Item 601 of Regulation S-K.


Exhibit                                     Description                                   Page
Number                                                                                    Number
--------   ----------------------------------------------------------------------------   ------
     2.1   Exchange Agreement dated September 2, 1994 between the Company and             (C)
           PMC-Sierra, Ltd.
     2.2   Amended and Restated Shareholders' Agreement dated September 2, 1994           (C)
           among the Shareholders of PMC-Sierra, Inc.
     2.3   Amendment to Exchange Agreement effective August 9, 1995                       (F)
     3.1   Certificate of Incorporation                                                   (I)


    3.1A   Certificate of Amendment to the Certificate of Incorporation                   (N)
           filed June 13, 1997
    3.1B   Certificate of Amendment to the Certificate of Incorporation                   (N)
           filed July 11, 1997
    3.1C   Certificate of Amendment to Certificate of Incorporation of PMC-Sierra,        (O)
           Inc. filed on June 4, 1998.
     3.2   Bylaws, as amended                                                              --
     4.1   Specimen of Common Stock Certificate                                           (K)
     4.3   Terms of PMC-Sierra, Inc. Special Shares                                       (D)
   10.1B   1987 Incentive  Stock Plan, as amended                                         (B)
    10.2   1991 Employee  Stock Purchase plan, as amended                                  --
    10.4   Form of Indemnification Agreement between the Company and its directors        (H)
           and officers
    10.8   Warrants to Purchase Common Stock                                              (A)
   10.8B   Warrant Purchase Agreement and Warrants to Purchase Shares of Common           (J)
           Stock dated August 28, 1996
   10.9D   Technology License Agreement dated November 18, 1987, as amended               (A)
           July 17, 1990
   10.17   PMC-Sierra, Inc. 1994 Incentive Stock Plan                                     (E)
   10.18   Deposit Agreement with Chartered Semiconductor Pte. Ltd.*                      (G)
  10.18B   Amendment Agreement (No. 1) to Deposit Agreement with Chartered                (J)
           Semiconductor Pte. Ltd.*
   10.19   Option Agreement among Sierra Semiconductor Corporation, PMC-Sierra,           (J)
           Inc., and Taiwan Semiconductor Manufacturing Corporation*
   10.21   PMC-Sierra Inc. (Portland) 1996 Stock Option Plan                              (O)
   10.22   Net Building Lease (PMC-Sierra, Ltd.), dated May 15, 1996                      (J)
   10.23   Revolving Operating Line of Credit Agreement between PMC-Sierra, Inc.          (O)
           and CIBC Inc. dated 21st day of May 1998.
   10.24   Revolving Operating Line of Credit Agreement between PMC-Sierra, Ltd.          (O)
           And CIBC dated 21st day of May 1998.
   10.25   Pledge Agreement between PMC-Sierra,  Inc and CIBC Inc. with respect to        (O)
           shares of PMC-Sierra  Ltd. dated 11th day of March,  1998.
   10.26   Pledge  Agreement between PMC-Sierra, Inc and CIBC Inc. with respect to        (O)
           shares of PMC-Sierra International Inc. dated 27th day of April 1998.

   10.27   Guarantee Agreement between PMC-Sierra, Inc. and CIBC dated 27th day of        (O)
           April, 1998.
   10.28   1998 PMC-Sierra (Maryland), Inc. Stock Option Plan                             (O)
    11.1   Calculation of earnings per share                                              (M)
    16.1   Letter regarding change in certifying accountant                               (L)
    21.1   Subsidiaries                                                                    --
    23.1   Consent of Ernst & Young LLP, Independent Auditors                              --
    23.2   Consent of Deloitte & Touche, Independent Auditors                              --
    24.1   Power of Attorney                                                              (P)

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

  (H)      Incorporated  by reference from exhibit 10.21 filed with  Registrant's  Form 10-Q for the quarter ended June 30, 1997.

  (I)      Incorporated by reference from exhibit 3.1 filed with  Registrant's Form 10-Q for the quarter ended June 30, 1997.

  (J)      Incorporated by reference from the same numbered  exhibit filed with the Registrant's
           Form 10-K Annual Report for the fiscal year ended December 31, 1996.

  (K)      Incorporated by reference from exhibit 4.4 filed with the Registrant's Current Report on Form 8-K, filed on August 29, 1997.

  (L)      Incorporated  by  reference  from exhibit  16.1 filed with the  Registrant's  Current
           Report on Form 8-K, filed on April 18, 1997.

  (M)      Refer to Note 12 of the  financial  statements  included in Item 8 of Part II of this
           Annual Report.

  (N)      Incorporated by reference from the same numbered  exhibit filed with the Registrant's
           Form 10-K Annual Report for the fiscal year ended December 31, 1997.

  (O)      Incorporated by reference from same numbered exhibit filed with the Registrant's Form
           10-Q Quarterly  Report for the quarterly period ended June 28, 1998.

  (P)      Incorporated by reference from Signatures page of this Annual Report.


(d) Financial Statement Schedules required by this item are listed on page 22 in the accompanying index to the financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PMC-SIERRA, INC.
                                   (Registrant)

Date:  March 25, 1999              /s/ Robert L. Bailey
                                   -----------------------------------------
                                   Robert L. Bailey, Chief Executive Officer


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


        Name                                    Title                                     Date


/s/ James V. Diller         Chairman of the Board and Director                       March 25, 1999
-------------------                                                                  --------------
James V. Diller

/s/ Robert L. Bailey        Director and Chief Executive Officer                     March 25, 1999
--------------------                                                                 --------------
Robert L. Bailey


/s/ John W. Sullivan        Vice President Finance, Chief Financial Officer          March 25, 1999
--------------------        (and Principal Accounting Officer)                       --------------
John W. Sullivan

/s/ Colin Beaumont          Director                                                 March 25, 1999
------------------                                                                   --------------
Colin Beaumont

/s/ Frank Marshall          Director                                                 March 25, 1999
------------------                                                                   --------------
Frank Marshall

/s/ Alexandre Balkanski     Director                                                 March 25, 1999
-----------------------                                                              --------------
Alexandre Balkanski


 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                               Allowance for Doubtful Accounts

                            Additions      Additions
  Year      Balance at      charged to     charged to
           beginning of     costs and       other                     Balance at
              year           expenses      accounts     Write-offs   end of year

  1998      $ 1,070           241             -             183        $ 1,128
  1997      $   842           500             -             272        $ 1,070
  1996      $ 1,081           666             -             905        $   842

                                INDEX TO EXHIBITS

   Exhibit                                                                Page
   Number                        Description                             Number
  ---------   --------------------------------------------------------  --------

      3.2     Bylaws, as amended                                            -

     10.2     1991 Employee Stock Purchase plan, as amended                 -

     21.1     Subsidiaries                                                  -

     23.1     Consent of Ernst & Young LLP, Independent Auditors            -

     23.2     Consent of Deloitte & Touche LLP, Independent Auditors        -