Form 10-Q
period 1999-03-28
PMC SIERRA INC
filed 1999-05-10
CIK 767920

----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended March 28, 1999

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

                             Yes ___X____ No _______


            Common shares outstanding at March 28, 1999 - 31,726,721

             ------------------------------------------------------

                                      INDEX


                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

            -      Consolidated statements of operations                    -

            -      Consolidated balance sheets                              -

            -      Consolidated statements of cash flows                    -

            -      Notes to consolidated financial statements               -

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             -

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                     -


PART II - OTHER  INFORMATION


Item 6.     Exhibits and Reports on Form 8 - K                              -

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)
                                                        Three Months Ended
                                                    --------------------------
                                                       Mar 28,       Mar 29,
                                                        1999          1998

Net revenues                                         $   50,139    $   34,295

Cost of revenues                                         10,974         8,135
                                                    ------------  ------------
  Gross profit                                           39,165        26,160

Other costs and expenses:
  Research and development                               11,558         6,016
  Marketing, general and administrative                   9,464         6,122
                                                    ------------  ------------
Income from operations                                   18,143        14,022

Interest income, net                                      1,056           824
                                                    ------------  ------------
Income before provision for income taxes                 19,199        14,846

Provision for income taxes                                6,726         5,197
                                                    ------------  ------------

Net income                                           $   12,473    $    9,649
                                                    ============  ============

Basic net income per share                           $     0.38    $     0.31
                                                    ============  ============

Diluted net income per share                         $     0.35    $     0.29
                                                    ============  ============

Shares used to calculate:
  Basic net income per share                             32,806        31,524
  Diluted net income per share                           35,596        33,701

See notes to consolidated financial statements.

                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           Mar 28,      Dec 27,
                                                            1999         1998
                                                        (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                              $ 104,759    $  33,943
  Short-term investments                                         -       50,893
  Accounts receivable, net                                  24,292       26,227
  Inventories                                                5,008        3,617
  Prepaid expenses and other current assets                  3,948        3,840
  Short-term deposits for wafer fabrication capacity             -        4,000
                                                        -----------  -----------
    Total current assets                                   138,007      122,520

Property and equipment, net                                 33,060       31,595
Goodwill and other intangible assets, net                   18,477       19,629
Investments and other assets                                 4,732        4,434
Deposits for wafer fabrication capacity                     19,120       19,120
                                                        -----------  -----------
                                                         $ 213,396    $ 197,298
                                                        ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                       $  11,155    $   8,964
  Accrued liabilities                                       17,169       14,618
  Deferred income                                           14,380       12,517
  Accrued income taxes                                       8,952       13,897
  Current portion of obligations under capital
    leases and long-term debt                                4,780        4,909
                                                        -----------  -----------
    Total current liabilities                               56,436       54,905

Deferred income taxes                                        2,818        2,851
Noncurrent obligations under capital leases
  and long-term debt                                         4,228        5,223

Special shares convertible into PMC common stock             7,550        8,387

Stockholders' equity:
  Common stock, par value $0.001                                32           31
  Additional paid in capital                               185,355      181,397
  Accumulated deficit                                      (43,023)     (55,496)
                                                        -----------  -----------
    Total stockholders' equity                             142,364      125,932
                                                        -----------  -----------
                                                         $ 213,396    $ 197,298
                                                        ===========  ===========

See notes to consolidated financial statements.

                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                           Three Months Ended
                                                        ------------------------
                                                          Mar 28,        Mar 29,
                                                            1999           1998

Cash flows from operating activities:
  Net income                                              $ 12,473    $   9,649
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation of plant and equipment                      3,851        2,056
    Amortization of intangibles                                871          323
    Changes in operating assets and liabilities
      Accounts receivable                                    1,935       (2,499)
      Inventories                                           (1,391)      (1,059)
      Prepaid expenses and other                              (125)         379
      Accounts payable and accrued expenses                   (236)      (2,153)
      Deferred income                                        1,863        2,058
      Net liabilities associated with
        discontinued operations                                  -          (52)
                                                        -----------  -----------
        Net cash provided by operating activities           19,241        8,702
                                                        -----------  -----------

Cash flows from investing activities:
  Proceeds from sales and maturities of
    short-term investments                                  50,893       40,460
  Purchases of short-term investments                            -       (2,108)
  Proceeds from refund of wafer fabrication deposits         4,000        4,000
  Purchases of plant and equipment                          (5,316)      (2,734)
                                                        -----------  -----------
        Net cash provided by investing activities           49,577       39,618
                                                        -----------  -----------

Cash flows from financing activities:
  Repayment of notes payable and long-term debt                 16            -
  Principal payments under capital lease obligations        (1,140)      (1,125)
  Proceeds from issuance of common stock                     3,122        2,048
                                                        -----------  -----------
        Net cash provided by financing activities            1,998          923
                                                        -----------  -----------

Net increase in cash and cash equivalents                   70,816       49,243
Cash and cash equivalents, beginning of the period          33,943       27,906
                                                        -----------  -----------
Cash and cash equivalents, end of the period             $ 104,759    $  77,149
                                                        ===========  ===========

See notes to consolidated financial statements.

                                PMC-SIERRA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.   Summary of Significant Accounting Policies

Basis of presentation. The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 27, 1998. The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). All figures are in thousands.

                                                           Mar 28,      Dec 27,
                                                             1999         1998

Work-in-progress                                         $   2,008    $   1,761
Finished goods                                               3,000        1,856
                                                        -----------  -----------
                                                         $   5,008    $   3,617
                                                        ===========  ===========

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

NOTE 2.  Segment Information

The Company has two operating segments: networking and non-networking products. The networking segment consists of internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment. The non-networking segment includes custom user interface products. The Company is supporting these products for existing customers, but has decided not to develop any further products of this type.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross margins from operations of the two segments.

                                                         Three Months Ended
                                                     ---------------------------
                                                         Mar 28,       Mar 29,
                                                          1999          1998
Networking
  Net revenues                                         $  47,145     $  27,854
  Gross profit                                            37,753        23,302


Non- Networking
  Net revenues                                             2,994         6,441
  Gross profit                                             1,412         2,858


Total gross profit                                        39,165        26,160

All the figures in this note are in thousands.


NOTE 3.  Net Income Per Share.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):



                                                           Three Months Ended
                                                         ----------------------
                                                          Mar 28,       Mar 29,
                                                           1999          1998

Numerator:
Net income                                                $ 12,473    $  9,649
                                                         ==========  ==========

Denominator:
  Basic weighted average common shares outstanding (1)      32,806      31,524
                                                         ----------  ----------

  Effect of dilutive securities:
    Stock options                                            2,768       2,158
    Stock warrants                                              22          19
                                                         ----------  ----------
  Shares used in calculation of net income per share        35,596      33,701
                                                         ==========  ==========

Basic net income per share                                $   0.38    $   0.31

Diluted net income per share                              $   0.35    $   0.29

(1) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic net income per share.


NOTE 4.  Subsequent Event.

As a result of the recent merger on April 1, 1999 of I.C. Works, Inc. and Cypress Semiconductor Corporation, PMC is to receive approximately 923,000 common shares of Cypress Semiconductor Corporation in exchange for the Company's investment in I.C. Works, Inc. which it purchased in 1996 and 1997.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report on Form 10k. Our discussions about PMC-Sierra include our subsidiary PMC-Sierra Ltd., a Canadian corporation, and our other subsidiaries.

This portion of this report contains forward-looking statements relating to:


o  revenues;
o  gross margins;
o  expenditures on research and development, and selling and administration; and
o  capital resources sufficiency.

Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described below in "Factors You Should Consider Before Investing in PMC-Sierra."


Results of Operations

First Quarters of 1999 and 1998

Net Revenues ($000,000)
-----------------------
                                                First Quarter
                                          ------------------------
                                              1999         1998       Change

Networking products                          $  47.1      $  27.9       69%
Non-networking products                          3.0          6.4      (53)%
                                          -----------  -----------
Total net revenues                           $  50.1      $  34.3       46%
                                          ===========  ===========


Net revenues increased by 46% in the first quarter of 1999 compared to the same quarter of 1998. Our networking revenue increased 69% in the same periods, which more than offset the 53% decline in non-networking revenues.

Networking revenues increased as a result of additional demand for our customers' broadband networking equipment products and our customers' increased purchases of our standard merchant market chips over custom-made chips. Non-networking revenue, which includes sales of custom semiconductors, declined as a result of our 1996 decision to restructure our non-networking business. We are supporting non-networking products for existing customers, but have decided not to develop any further products of this type. We expect non-networking revenues to continue to decline during 1999 compared to 1998.

Gross Profit ($000,000)
-----------------------
                                              First Quarter
                                        -------------------------
                                            1999         1998          Change

Networking                                   $ 37.8       $ 23.3         62%
Non-networking                                  1.4          2.9        (52)%
                                        ------------  -----------
Total gross profit                           $ 39.2       $ 26.2         50%
                                        ============  ===========
   Percentage of net revenues                   78%          76%


Total gross profit grew 50% from $26.2 million in the first quarter of 1998 to $39.2 million in the same quarter of 1999. The increase in sales of higher gross margin networking semiconductors more than offset the decline in gross profit due to a reduction in non-networking sales.

Gross profit as a percentage of sales increased from the first quarter of 1998 to the first quarter of 1999 as our relatively high gross margin networking products comprised a higher percentage of total revenue.

Our networking gross profit as a percentage of sales is high relative to the overall semiconductor industry because our products are extremely complex and are sold in relatively low volumes. We believe that our gross profit as a percentage of revenue will decline as our products mature, our customers purchase in greater volumes, and should the market for our products grow.

We also expect networking gross margins to decline if reductions in production costs do not sufficiently offset decreases in average selling prices of existing networking products, or if increases in gross profit contributed by new higher gross margin networking products do not sufficiently offset decreases in average selling prices of existing networking products.


Operating Expenses ($000,000)
-----------------------------
                                                     First quarter
                                             -------------------------------
                                              1999        1998       Change

Research and development                      $11.6        $6.0        93%
Percentage of net revenues                      23%         17%

Marketing, general & administrative            $9.5        $6.1        56%
Percentage of net revenues                      19%         18%


First quarter 1999 research and development ("R&D") expenses of $11.6 million represent a 93% increase over the $6.0 million in R&D expenses in the first quarter of 1998. We increased our R&D spending in order to respond to a number of opportunities presented by the growth in the Internet, data networking and the convergence of voice and data communications.

We incur R&D expenditures in an effort to attain technological leadership from a multi-year perspective. This has caused R&D spending to fluctuate from quarter to quarter. We expect such fluctuations, particularly when measured as a percentage of net revenues, to occur in the future, primarily due to the timing of expenditures and changes in the level of net revenues.

Marketing, general and administrative expenses increased both in dollars and as a percentage of income, from the first quarter of 1998 to the first quarter of 1999. These expenses increased as a result of our growing operations and the timing of expenditures. We expect marketing, general and administrative expenses to increase in future periods.

Interest Income (Expense), Net
------------------------------

Net interest income increased to $1.1 million in the first quarter of 1999 from $0.8 million in last year's first quarter primarily due to higher cash balances available to invest and earn interest and reduced interest expense due to a lower level of capital leases.

Provision for Income Taxes
--------------------------

The provision for income taxes consists primarily of estimated taxes on Canadian and other foreign operations. Our financial results include the amortization of intangible assets that are not deductible for tax purposes. The first quarter of 1999 included $0.9 million of intangible amortization compared to $0.3 million in the comparable period of 1998.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents and short term investments increased from $84.8 million at the end of 1998 to $104.8 million at March 28, 1999. During the first quarter of 1999, operating activities provided $19.2 million in cash. The net income of $12.5 million in the first quarter of 1999 includes non-cash charges of $3.9 million in depreciation and $0.9 million in amortization.

During the first quarter of 1999, our investing activities included $50.9 million in proceeds from the redemption of short term investments, a $4.0 million refund of deposits held at one of our foundry suppliers, and $5.3 million in purchases of new plant and equipment. We used $1.1 million to repay our debt and capital lease obligations and received proceeds of $3.1 million from the issuance of common stock through our stock option and purchase plans.

As at March 28, 1999, our principal sources of liquidity included cash and cash equivalents and short-term investments of $104.8 million. We also have a line of credit agreement with a bank that allows us to borrow up to $15 million. We must have the prior written consent of the bank before we may pay cash dividends, or make material divestments. We expect to review this agreement in the second quarter of 1999. There were no amounts outstanding under the line of credit at the end of the first quarter of 1999.

We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital and capital expenditure requirements through the end of 1999. We expect to spend approximately $28 million on new capital additions over the balance of 1999.

FACTORS THAT YOU SHOULD CONSIDER BEFORE INVESTING IN PMC-SIERRA
---------------------------------------------------------------

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


OUR OPERATING RESULTS FLUCTUATE
-------------------------------

Our operating results have fluctuated in the past and may fluctuate in the future for any of the following reasons:


o  our product introduction timing;

o  our customers' inventory levels fluctuate;

o  demand for our and our customers' products changes;

o  our suppliers' product and capacity availability changes;

o  our product manufacturing yields change;

o  market acceptance or rejection of one or more of our products;

o  our average selling prices change;

o  our customers are acquired or divested;

o  a networking industry downturn occurs;

o  we are unable to acquire wafer or other manufacturing capacity;

o  our competitors produce new products or technologies;

o  our product and process development expenditures change; and

o  our competitors change prices.


WE ANTICIPATE LOWER MARGINS ON MATURE AND HIGH VOLUME PRODUCTS
--------------------------------------------------------------

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

In addition, we are entering into the ethernet market of the networking industry. This market is characterized by average volumes that are higher and gross margins that are lower than the market in which we currently participate. To maintain our current operating margins, we will have to sell higher volumes of these chips than in our traditional markets. If we sell these chips in low volumes, our operating margins may be adversely affected.


WE NEED TO SUCCESSFULLY DEVELOP AND INTRODUCE OUR NEW PRODUCTS
--------------------------------------------------------------

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


WE OPERATE IN AN INDUSTRY SUBJECT TO RAPID TECHNOLOGICAL CHANGE
---------------------------------------------------------------

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

WE DEPEND ON THE ATM TELECOMMUNICATIONS AND NETWORKING MARKET
-------------------------------------------------------------

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


WE FACE FIERCE COMPETITION
--------------------------

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

Our competitors are major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than us. Emerging companies also provide significant competition in our segment of the semiconductor market. Our competitors include Advanced Micro Circuits Corporation, Broadcom, Conexant Systems, Cypress Semiconductor, Dallas Semiconductor, Galileo Technology, Integrated Device Technology, Intel, Level One Communications, Lucent Technologies, Motorola, MMC Networks, Siemens, Texas Instruments, Transwitch and Vitesse Semiconductor. Over the next few years, we expect additional competitors, some of which also may have greater financial and other resources, to enter the market with new products. In addition, we are aware of a number of venture-backed companies that each focus on a specific portion of our broad range of products. These companies collectively could represent future competition for many design wins, and subsequent product sales.


WE MUST HAVE ACCESS TO THE KEY SUPPLIERS ON WHICH WE RELY
---------------------------------------------------------

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

A limited number of suppliers provide the computer aided design ("CAD") software we use to design our products. Factors affecting the price, availability or technical capability of these products could affect our ability to access appropriate CAD tools for the development of highly complex products. In particular, the CAD software industry has been the subject of extensive intellectual property rights litigation, the results of which could materially change in the pricing and nature of the software we use. We also have less control over whether our software suppliers will be able to breach technical barriers in time to fulfill with our needs.


OUR CUSTOMER BASE IS CONCENTRATED
---------------------------------

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

OUR GLOBAL BUSINESS APPROACH SUBJECTS US TO ADDITIONAL RISKS
------------------------------------------------------------

We are subject to a number of risks of conducting business outside of the United States.
Historically, international sales accounted for the following percentages of our net revenues: 32% in 1998, 30% in 1997 and 46% in 1996. We expect international sales will continue to represent a significant portion of our and our customers' net revenues for the foreseeable future.

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


WE DEPEND ON KEY PERSONNEL
--------------------------

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


OUR PRODUCTS EMPLOY PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO PROTECT
-----------------------------------------------------------------------------

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

WE MAY BE LEFT WITH UNSALEABLE INVENTORY
----------------------------------------

We attempt to forecast and maintain a level of inventory in anticipation of demand for our products. Anticipating demand is difficult because our customers face volatile pricing and demand for their end-user networking equipment. If our customers were to delay, cancel or otherwise change future ordering patterns, we could be left with unwanted inventory.


OUR PRODUCTS EMPLOY PROPRIETARY TECHNOLOGY THAT MAY INFRINGE ON THE INTELLECTUAL
--------------------------------------------------------------------------------
PROPERTY RIGHTS OF THIRD PARTIES
--------------------------------

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

WE MAY BE INVOLVED IN ACQUISITIONS
----------------------------------

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

Acquired entities also may have unknown liabilities, and the combined entity may not achieve the results that were anticipated at the time of the acquisition. Since the Financial Accounting Standards Board has made in-process R&D write-offs impractical, an acquisition that is accounted for as a purchase could involve the amortization of goodwill over a number of years. This was the accounting method used to record our acquisition of a networking business in 1994, certain assets of Bipolar Integrated Technology in September 1996, and the acquisition of Integrated Telecom Technology in May 1998.


WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE
--------------------------------------------

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


OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE
--------------------------------------------------------

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

YEAR 2000 COMPUTER SYSTEMS ISSUES
---------------------------------

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

We use commercially available standard software for our critical operating and design functions. Our primary software vendors have provided program updates that are intended to rectify the year 2000 issues related to their software. We upgraded all primary software by the second quarter of 1998. In addition, we are currently implementing an enterprise-wide software system for operational reasons. This system is scheduled to be fully implemented in the remainder of 1999 and is year 2000 compliant.

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

The total cost of the software upgrade for our primary operating and financial applications, the cost to purchase and install our other non-critical software, and the cost for the modification and replacement of our other technology is expected to be immaterial.

As of March 28, 1999, our year 2000 procedures are proceeding as planned. Costs of these procedures to date plus expected costs to completion are expected to be immaterial.

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


SPECIAL NOTE ON FORWARD LOOKING STATEMENTS
------------------------------------------

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Occasionally, we may not be able to correctly forecast our operational needs. If our forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At the end of the first quarter of 1999, we did not have significant foreign currency denominated net asset or net liability positions, and we had no outstanding foreign exchange contracts.

We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. We sometimes hold investments beyond 120 days, and the market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. We do not hedge this exposure because short-term fluctuations in interest rates would not likely have a material impact on interest earnings. We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had no outstanding short term investments at the end of the first quarter of 1999. In the future, we expect to hold the short-term investments we buy through to maturity.

PART II - OTHER  INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits -

                   27     Financial Data Schedule





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PMC-SIERRA, INC.
                                             (Registrant)

Date:    May 10, 1999                        /S/ JOHN W. SULLIVAN
         ------------                        ------------------------------
                                             John W. Sullivan
                                             Vice President, Finance
                                             (duly authorized officer)
                                             Chief Financial Officer
                                             (principal accounting officer)