Form 10-Q
period 1999-06-27
PMC SIERRA INC
filed 1999-07-29
CIK 767920

----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended June 27, 1999

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

                             Yes ___X____ No _______


             Common shares outstanding at June 27, 1999 - 63,421,124

             ------------------------------------------------------

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

                  -      Consolidated statements of operations               -

                  -      Consolidated balance sheets                         -

                  -      Consolidated statements of cash flows               -

                  -      Notes to consolidated financial statements          -

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        -

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk                                                -


PART II - OTHER  INFORMATION


Item 4.           Submission of Matters to A Vote by Stockholders            -

Item 5.           Description of Capital Stock                               -

Item 6.           Exhibits and Reports on Form 8 - K                         -

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements




                                                       PMC-Sierra, Inc.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands, except for per share amounts)
                                                          (unaudited)
                                                                Three Months Ended             Six Months Ended
                                                            --------------------------    --------------------------
                                                               Jun 27,       Jun 28,         Jun 27,       Jun 28,
                                                                1999          1998            1999           1998

Net revenues                                                  $  59,287    $   39,975      $  109,426    $   74,270

Cost of revenues                                                 13,088         9,968          24,062        18,103
                                                            ------------  ------------    ------------  ------------
  Gross profit                                                   46,199        30,007          85,364        56,167

Other costs and expenses:
  Research and development                                       12,817         7,820          24,375        13,836
  Marketing, general and administrative                           9,440         7,249          18,591        13,296
  Amortization of goodwill                                          313           186             626           261
  Acquisition of in process research and development                  -        39,176               -        39,176
                                                            ------------  ------------    ------------  ------------
Income (loss) from operations                                    23,629       (24,424)         41,772       (10,402)

Interest and other income, net                                    1,085           750           2,141         1,574
Gain on sale of investments                                      26,800             -          26,800             -
                                                            ------------  ------------    ------------  ------------
Income (loss) before provision for income taxes                  51,514       (23,674)         70,713        (8,828)

Provision for income taxes                                       12,272         5,639          18,998        10,836
                                                            ------------  ------------    ------------  ------------

Net income (loss)                                            $   39,242    $  (29,313)     $   51,715    $  (19,664)
                                                            ============  ============    ============  ============

Basic net income (loss) per share                            $     0.59    $    (0.46)     $     0.79    $    (0.31)
                                                            ============  ============    ============  ============

Diluted net income (loss) per share                          $     0.54    $    (0.46)     $     0.72    $    (0.31)
                                                            ============  ============    ============  ============

Shares used to calculate:
  Basic net income (loss) per share                              66,010        63,658          65,811        63,354
  Diluted net income (loss) per share                            72,283        63,658          71,737        63,354

See notes to consolidated financial statements.





                                     PMC-Sierra, Inc.
                                CONSOLIDATED BALANCE SHEETS
                                     (in thousands)
                                                                              Jun 27,        Dec 27,
                                                                                1999           1998
                                                                            (unaudited)

ASSETS:
Current assets:
  Cash and cash equivalents                                                  $  140,080    $   33,943
  Short-term investments                                                          9,773        50,893
  Accounts receivable, net                                                       24,027        26,227
  Inventories                                                                     5,314         3,617
  Prepaid expenses and other current assets                                       4,447         3,840
  Short-term deposits for wafer fabrication capacity                                  -         4,000
                                                                            ------------  ------------
    Total current assets                                                        183,641       122,520

  Property and equipment, net                                                    33,671        31,595
  Goodwill and other intangible assets,  net                                     17,863        19,629
  Investments and other assets                                                    3,290         4,434
  Deposits for wafer fabrication capacity                                        19,120        19,120
                                                                            ------------  ------------
                                                                             $  257,585    $  197,298
                                                                            ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                           $   10,861    $    8,964
  Accrued liabilities                                                            16,425        14,618
  Deferred income                                                                18,517        12,517
  Accrued income taxes                                                           14,844        13,897
  Current portion of obligations under capital leases and long-term debt          2,001         4,909
                                                                            ------------  ------------
    Total current liabilities                                                    62,648        54,905

Deferred income taxes                                                             2,785         2,851
Noncurrent obligations under capital leases and long-term debt                    1,002         5,223

Special shares convertible into PMC common stock                                  7,458         8,387

Stockholders' equity:
  Common stock, par value $0.001                                                     64            62
  Additional paid in capital                                                    187,409       181,366
  Accumulated deficit                                                            (3,781)      (55,496)
                                                                            ------------  ------------
    Total stockholders' equity                                                  183,692       125,932
                                                                            ------------  ------------
                                                                             $  257,585    $  197,298
                                                                            ============  ============

See notes to consolidated financial statements.




                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                         Six Months Ended
                                                                     -------------------------
                                                                        Jun 27,       Jun 28,
                                                                          1999          1998

Cash flows from operating activities:
  Net income                                                          $   51,715    $  (19,664)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation of plant and equipment                                    7,874         4,585
    Amortization of intangibles                                            1,759           934
    Gain on sale of investments                                          (26,800)            -
    Acquisition of in process research and development                         -        39,176
    Changes in operating assets and liabilities
      Accounts receivable                                                  2,200        (4,492)
      Inventories                                                         (1,697)       (2,458)
      Prepaid expenses and other                                            (380)       (1,754)
      Accounts payable and accrued expenses                                4,585         4,153
      Deferred income                                                      6,000         4,772
      Net liabilities associated with discontinued operations                  -           (52)
                                                                     ------------  ------------
        Net cash provided by operating activities                         45,256        25,200
                                                                     ------------  ------------

Cash flows from investing activities:
  Proceeds from sales and maturities of short-term investments            50,893        43,442
  Purchases of short-term investments                                     (9,773)       (2,108)
  Proceeds from refund of wafer fabrication deposits                       4,000         4,000
  Purchase of investments                                                   (630)            -
  Proceeds from sale of investments                                       28,628             -
  Purchase of intangible assets                                             (411)            -
  Payment for purchase of Integrated Telecom Technology, Inc.,
    net of cash acquired                                                       -       (27,165)
  Purchase of other in process research and development                        -        (1,419)
  Purchases of plant and equipment                                        (9,950)       (9,636)
                                                                     ------------  ------------
        Net cash provided by investing activities                         62,757         7,114
                                                                     ------------  ------------

Cash flows from financing activities:
  Repayment of notes payable and long-term debt                             (653)         (116)
  Principal payments under capital lease obligations                      (6,476)       (2,461)
  Proceeds from issuance of common stock                                   5,253         3,229
                                                                     ------------  ------------
        Net cash provided by (used in) financing activities               (1,876)          652
                                                                     ------------  ------------

Net increase in cash and cash equivalents                                106,137        32,966
Cash and cash equivalents, beginning of the period                        33,943        27,906
                                                                     ------------  ------------
Cash and cash equivalents, end of the period                          $  140,080    $   60,872
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

                                                 Jun 27,        Dec 27,
                                                  1999            1998

Work-in-progress                                 $   2,973       $   1,761
Finished goods                                       2,341           1,856

                                             --------------  --------------
                                                 $   5,314       $   3,617
                                             ==============  ==============

Recently issued accounting standards. In June 1998, the FASB issued Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Company anticipates that the adoption of this Statement will not have a significant impact on its results of operations or financial position.

NOTE 2.  Segment Information

The Company has two operating segments: networking and non-networking products. The networking segment consists of internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment. The non-networking segment includes custom user interface products. The Company is supporting the non-networking products for existing customers, but has decided not to develop any further products of this type.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and gross margins from operations of the two segments.

                            Three Months Ended            Six Months Ended
                         ------------------------      ----------------------
                            Jun 27,      Jun 28,        Jun 27,      Jun 28,
                              1999         1998            1999        1998
Networking
  Net revenues             $ 54,482     $ 32,608       $ 101,627    $ 60,462
  Gross profit               43,973       26,272          81,726      49,573


Non- Networking
  Net revenues                4,805        7,367           7,799      13,808
  Gross profit                2,226        3,735           3,638       6,594


Total gross profit           46,199       30,007          85,364      56,167

All the figures in this note are in thousands.


NOTE 3.  Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):


                                                            Three Months Ended         Six Months Ended
                                                         ------------------------   ------------------------
                                                           Jun 27,       Jun 28,      Jun 27,      Jun 28,
                                                             1999          1998         1999         1998

Numerator:
Net income (loss)                                         $  39,242    $ (29,313)    $  51,715    $ (19,664)
                                                         ===========  ===========   ===========  ===========

Denominator:
  Basic weighted average common shares outstanding (1)       66,010       63,658        65,811       63,354
                                                         -----------  -----------   -----------  -----------

  Effect of dilutive securities:
    Stock options                                             6,228            -         5,882            -
    Stock warrants                                               45            -            44            -
                                                         -----------  -----------   -----------  -----------
  Shares used in calculation of net income per share         72,283       63,658        71,737       63,354
                                                         ===========  ===========   ===========  ===========

Basic net income (loss) per share                         $    0.59    $   (0.46)    $    0.79    $   (0.31)

Diluted net income (loss) per share                       $    0.54    $   (0.46)    $    0.72    $   (0.31)


(1) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic net income per share.



NOTE 4.  Sale of Investments

During the quarter ended June 27, 1999, the Company recognized a pre-tax gain of $12.3 million related to the disposition of its investment in IC Works, Inc. ("ICW"). ICW was purchased by Cypress Semiconductor, Inc. ("Cypress"), a publicly held company. As part of the purchase agreement between ICW and Cypress, the Company's preferred shares in ICW, with a nominal book value, were exchanged for 923,600 common shares of Cypress which, at the time, had a fair market value of approximately $8.6 million. The Company then sold 831,240 of the Cypress common shares resulting in a total pre-tax gain of $ 12.3 million. The remaining 92,360 Cypress common shares are subject to certain escrow restrictions, are not available for sale in 1999 and are carried at the nominal book value of the Company's original investment in ICW.

During the quarter ended June 27, 1999, a Company's investee, Sierra Wireless Inc. ("Sierra Wireless"), completed an initial public offering ("IPO") in Canada. As part of this IPO, the Company's investment in non-voting preferred shares of Sierra Wireless were exchanged for 5.1 million common shares of Sierra Wireless, of which 1.7 million shares were sold as part of the offering for a pre-tax gain of approximately $14.5 million.

Immediately subsequent to the IPO, the Company held 3.4 million common shares of Sierra Wireless, representing approximately 24% of Sierra Wireless' securities. Accordingly, commencing in the third quarter of 1999, the Company will begin accounting for its investment in Sierra Wireless under the equity method of accounting. The common shares of Sierra Wireless held by the Company are subject to certain resale restrictions and are not available for sale during 1999.


NOTE 5. Stock Split

On April 30, 1999, the Company effected a two-for-one stock split in the form of a stock dividend. Accordingly, all references to share and per-share data for all periods presented have been adjusted to reflect this event.



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

Some statements in this report constitute "forward looking statements" within the meaning of the federal securities laws, including those statements relating to:

o     revenues;
o     gross margins;
o     gross profit;
o     expenditures on research and development, and selling and administration;
o     capital resources sufficiency;
o     market trends; and
o     Year 2000 preparedness issues.


Our results may differ materially from those expressed or implied by the forward-looking statements for a number of reasons, including those described below in "Factors You Should Consider Before Investing in PMC-Sierra." We may not, nor are we obliged to, release revisions to forward-looking statements to reflect subsequent events.

Results of Operations

Second Quarters of 1999 and 1998

Net Revenues ($000,000)
-----------------------
                                              Second Quarter
                                       ---------------------------
                                            1999           1998       Change

Networking products                     $     54.5      $    32.6       67%

Non-networking products                        4.8            7.4      (35)%
                                       ------------    -----------
Total net revenues                      $     59.3         $ 40.0       48%
                                       ============    ===========


Net revenues increased by 48% in the second quarter of 1999 compared to the same quarter in 1998. Our networking revenue increased 67% in the same periods, which more than offset the 35% decline in non-networking revenues.

Networking revenues increased as a result of additional demand for our customers' broadband equipment, an increase in our customers' purchases of our standard merchant market chips over custom-made chips, and our introduction and sale of chips addressing additional network functions.

Non-networking revenue continued to decline consistent with our decision to exit all non-networking product lines while supporting existing customers. Non-networking product revenues did increase compared to the first quarter but that was as a result of shipments to existing customers for existing applications and does not represent a sustainable long-term increase in non-networking product revenues.


Gross Profit ($000,000)
-----------------------
                                            Second Quarter
                                      -------------------------
                                        1999         1998             Change

Networking                             $     44.0    $    26.3          67%
Non-networking                                2.2          3.7         (41)%
                                      ------------  -----------
Total gross profit                     $     46.2    $    30.0          54%
                                      ============  ===========
   Percentage of net revenues                 78%          75%

Total gross profit grew 54% from $30.0 million in the second quarter of 1998 to $46.2 million in the same quarter of 1999. Consistent with our results in past quarters, the increase in sales of higher gross margin networking semiconductors more than offset the decline in gross profit due to the reduction in non-networking revenue.

Gross profit as a percentage of net revenue increased in the second quarter of 1999 over the comparable period in 1998 as our relatively high gross margin networking products comprised a higher percentage of total revenue.

Our networking gross profit as a percentage of net revenue is high relative to the overall semiconductor industry because our products are complex and are sold in relatively low volumes. We believe our gross profit as a percentage of revenue will decline as our products mature and if our customers purchase in greater volume. We expect networking gross margins to decline if reductions in production costs do not offset decreases in the average selling price of existing networking products.

Non-networking gross profit as a percent of non-networking revenue declined in the second quarter of 1999 compared to the same period in 1998. Further reductions may occur in the future.


Operating Expenses and Charges ($000,000)
-----------------------------------------
                                                 Second quarter
                                          ---------------------------
                                               1999          1998       Change

Research and development                      $ 12.8        $  7.8        64%
Percentage of net revenues                       22%           20%

Marketing, general & administrative           $  9.4        $  7.2        30%
Percentage of net revenues                       16%           18%

Amortization of goodwill                      $  0.3        $  0.2        68%

Acquisition of in process
research and development                      $    -        $ 39.2

Research and Development ("R&D") expenses of $12.8 million in the second quarter of 1999 increased 64% over last year's second quarter. We incur R&D expenditures in an effort to attain technological leadership from a multi-year perspective. This has caused R&D spending to fluctuate from quarter to quarter. We expect such fluctuations, particularly when measured as a percentage of net revenues, to occur in the future, primarily due to the timing of expenditures and changes in the level of net revenues.

Marketing, general and administrative expenses incurred in the second quarter of 1999 increased in dollars but decreased as a percentage of net revenue compared to the second quarter of 1998. In the short term, many of the marketing, general and administrative expenses are fixed, causing a decline as a percentage of net revenues in periods of rapidly rising revenues and an increase as a percentage of net revenue when revenue growth is slower or declining.

Goodwill amortization increased to $313,000 in the second quarter of 1999 compared to $186,000 in last year's second quarter. The increase relates primarily to our 1998 acquisition of Integrated Telecom Technology, Inc.

In the second quarter of 1998 we recorded a $39.2 million charge for the acquisition of in process research and development primarily related to the Integrated Telecom Technology, Inc. acquisition. We did not record comparable charges in 1999.

Interest and other income, net
------------------------------

Net interest and other income increased to $1.1 million in the second quarter of 1999 from $0.8 million in last year's second quarter primarily due to higher cash balances available to invest and earn interest and reduced interest expense due to a lower level of capital leases.

Gain on sale of investments
---------------------------

During the quarter ended June 27, 1999, we realized a pre-tax gain of approximately $12.3 million as a result of the disposition of our investment in IC Works, Inc. ("ICW"). ICW was purchased by Cypress Semiconductor, Inc. ("Cypress"). As part of this purchase, we received Cypress common shares in exchange for our investment in preferred shares of ICW. We subsequently sold 831,240 Cypress common shares. See Note 4 of the Consolidated Financial Statements.

We also realized a pre-tax gain of approximately $14.5 million in the second quarter of 1999 related to our investment in Sierra Wireless Inc. ("Sierra Wireless"). During the quarter, Sierra Wireless completed an initial public offering in Canada. As part of this initial public offering, we exchanged our investment in non-voting preferred shares of Sierra Wireless for 5.1 million common shares, of which 1.7 million were sold as part of the offering for a pre-tax gain of $14.5 million. See Note 4 of the Consolidated Financial Statements.

Provision for income taxes
--------------------------

The provision for income taxes consists primarily of estimated taxes on Canadian and other foreign operations. Approximately $20.7 million of the gain on sale of investments recorded in the second quarter of 1999 relates to investments held in the United States. This gain was largely offset by our United States net operating loss carryforward. The second quarter 1998 write-off of acquired in process research and development as well as the goodwill amortization in both years are not deductible for tax purposes.


First Six Months of 1999 and 1998

Net Revenues ($000,000)
-----------------------
                                         First six months
                                    -------------------------
                                         1999         1998          Change

Networking products                  $    101.6    $    60.5          68%
Non-networking                              7.8         13.8         (43)%
                                    ------------  -----------
Total net revenues                   $    109.4    $    74.3          47%
                                    ============  ===========


Net revenues of $109.4 million in the first half of 1999 increased 47% over the comparable period in 1998. A 68% increase in our networking semiconductor revenue more than offset a 43% decline in non-networking products.

Gross Profit ($000,000)
-----------------------
                                         First six months
                                     -------------------------
                                       1999         1998             Change

Networking                            $     81.7    $    49.6          65%
Non-networking                               3.7          6.6         (44)%
                                     ------------  -----------
Total gross profit                    $     85.4    $    56.2          52%
                                     ============  ===========
   Percentage of net revenues                78%          76%


Total gross profit increased 52% from $56.2 million in the first half of 1998 to $85.4 million in this year's first half. Gross profit increased more rapidly than the increase in net revenues due to increased sales of our networking products as compared to sales of our non-networking products. Our networking products are generally sold for higher gross margins than non-networking products. Margins on our networking and non-networking products declined from 82.0% and 47.8% in the first half of 1998 to 80.4% and 46.6% respectively in the first half of 1999. We expect our gross margins to decline further.


Operating Expenses and Charges ($000,000)
-----------------------------------------

                                               First six months
                                          ---------------------------
                                              1999          1998         Change

Research and development                      $ 24.4       $ 13.8          76%
Percentage of net revenues                       22%          19%

Marketing, general & administrative           $ 18.6       $ 13.3          40%
Percentage of net revenues                       17%          18%

Amortization of Goodwill                      $  0.6       $  0.3         139%

Acquisition of in process
research and development                      $    -       $ 39.2


R&D expenses increased in both dollars and as a percent of net revenues in the first half of 1999 compared to last year's first half. We made a strategic decision mid-year in 1998 to increase our targeted spending on R&D to address additional market opportunities for our products.

Marketing, general and administrative expenses increased in dollars but declined as a percentage of net revenues in the first half of 1999 compared to the first half of 1998. In the short term, many of the marketing, general and administrative expenses are fixed, causing them to decline as a percentage of net revenues in periods of rapidly rising revenues and to increase as a percentage of net revenue when revenue growth is slower or declining.

Goodwill amortization increased to $626,000 in the first half of 1999 from $261,000 in the comparable period in 1998. The increase is related primarily to our 1998 acquisition of Integrated Telecom Technology, Inc.

Interest and other income, Net
------------------------------

Net interest and other income increased from $1.6 million in the first half of 1998 to $2.1 million in the first half of 1999 due to the same factors that increased net interest income for the three months ended June 27, 1999.


Liquidity and Capital Resources

Cash, cash equivalents and short term investments increased from $84.8 million at the end of 1998 to $149.9 million at June 27, 1999.

During the first six months of 1999, operating activities provided $45.3 million in cash and included $7.9 million of depreciation and $1.8 million amortization of intangibles. Our year to date investing activities provided $62.8 million and includes $41.1 million of net sales of short term investments, $28.6 million in proceeds from the sale of equity investments, and $10 million spent on plant and equipment purchases. Our financing activities used $1.9 million, as debt and lease repayments of $7.1 million exceeded the $5.2 million in proceeds from sale of common stock through our stock option and purchase plans.

Our principal source of liquidity at June 27, 1999 was our cash, cash equivalent and short term investment of $149.9 million. We also have an unused line of credit with a bank that allows us to borrow up to $15 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent.

We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital and capital expenditure requirements through the end of 1999. We expect to spend approximately $22 million on new capital additions over the balance of 1999.

Our future capital requirements will depend on many factors. These include the rate at which we develop products or acquire businesses, products or technologies. If we do not own or generate sufficient resources to fund our operations, we may be forced to raise additional funds through public or private debt or equity financing. If we issue additional equity, we will reduce the percentage of ownership of our current stockholders. In addition, additional issued equity may have a senior interest to the stock of our current stockholders. If sufficient funds are not available, we may be required to delay, limit or eliminate some or all of our activities.

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

In addition, we are entering into the ethernet market of the networking industry. Average volumes that are higher and gross margins that are lower than the market in which we currently participate characterize this market. To maintain our current operating margins, we will have to sell higher volumes of these chips than in our traditional markets. If we sell these chips in low volumes, our operating margins may be adversely affected.


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

We recently introduced a number of new ethernet switch products which function at gigabit and fast ethernet speeds. These products may not be sufficiently accepted by the market to achieve commercial success.

In May 1998, we acquired in-process research and development and developed technology related to ATM segmentation and reassembly as well as ATM switching. It is possible that these products may not achieve volumes sufficient to assure their commercial success.


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


WE MUST HAVE ACCESS TO THE KEY SUPPLIERS ON WHICH WE RELY
---------------------------------------------------------

We do not own or operate a wafer fabrication facility. Two outside foundries supply all our semiconductor device requirements. Our foundry suppliers also produce products for themselves and other companies. We may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the foundries we use are unable or unwilling to manufacture our products in required volumes, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find enough capacity quickly enough, if ever, to satisfy our production requirements.

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

A limited number of suppliers provide the computer aided design ("CAD") software we use to design our products. Factors affecting the price, availability or technical capability of these products could affect our ability to access appropriate CAD tools for the development of highly complex products. In particular, the CAD software industry has been the subject of extensive intellectual property rights litigation, the results of which could materially change the pricing and nature of the software we use. We also have less control over whether our software suppliers will be able to breach technical barriers in time to fulfill our needs.


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

Acquired entities also may have unknown liabilities, and the combined entity may not achieve the results that were anticipated at the time of the acquisition. Proposed changes to accounting standards will eliminate in-process R&D write-offs. As a result, an acquisition that is accounted for as a purchase could involve the amortization of intangibles and goodwill over a number of years. The purchase method of accounting was used to record our acquisition of a networking business in 1994, certain assets of Bipolar Integrated Technology in September 1996, and the acquisition of Integrated Telecom Technology in May 1998.


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

As of June 27, 1999, our year 2000 procedures are proceeding as planned. Costs of these procedures to date plus expected costs to completion are expected to be immaterial.

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

Occasionally, we may not be able to correctly forecast our operational needs. If our forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At the end of the second quarter of 1999, we did not have significant foreign currency denominated net asset or net liability positions, and we had no outstanding foreign exchange contracts.

We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. We sometimes hold investments beyond 120 days, and the market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. We do not hedge this exposure because short-term fluctuations in interest rates would not likely have a material impact on interest earnings. We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had approximately $9.8 million in outstanding short term investments at the end of the second quarter of 1999. In the future, we expect to hold the short-term investments we buy through to maturity.

PART II - OTHER INFORMATION


Item 4.       SUBMISSION OF MATTERS TO A VOTE BY STOCKHOLDERS

The Annual Meeting of Stockholders of PMC-Sierra, Inc. was held on May 19, 1999 for the purposes of electing directors of the Company, approving two amendments to the Company's Certificate of Incorporation, and to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1999 fiscal year.

All nominees for directors were elected, all other matters were approved. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee:                              For                 Withheld

Robert L. Bailey                   29,638,250              72,276
Alexandre Balkanski                29,640,750              69,776
Colin Beaumont                     29,640,050              70,476
James V. Diller                    29,638,835              71,691
Frank L. Marshall                  29,639,851              70,675


Proposal to approve an amendment to the Company's Certificate of Incorporation to enable Stockholders to call a Special Stockholders Meeting and eliminate the ability of the Stockholders to act other than at a meeting of all Stockholders.

For                   Against              Abstain            Broker non-vote

23,846,464            1,484,210             52,820              4,327,032


Proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock by 100,000,000 shares to a total of 200,000,000 shares.

For                   Against              Abstain            Broker non-vote

28,806,082            860,181               44,263                 n/a

Proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1999 fiscal year.

For                   Against              Abstain            Broker non-vote

29,646,001            16,228                48,297                n/a



Item 5.  DESCRIPTION OF CAPITAL STOCK


The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

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


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits -

              o    3.1D     Certificate   of   Amendment   to   Certificate   of
                            Incorporation of PMC-Sierra,  Inc. filed on July 14,
                            1999.

              o    10.23    Revolving Operating Line of Credit Agreement between
                            PMC-Sierra,  Inc.  and CIBC Inc.  dated  11th day of
                            June 1999.

              o    10.24    Revolving Operating Line of Credit Agreement between
                            PMC-Sierra,  Ltd.  and CIBC  dated  11th day of June
                            1999.

              o    11.1     Calculation of earnings per share

              o    27       Financial Data Schedule




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PMC-SIERRA, INC.
                                            (Registrant)

Date:    July 28, 1999                      /S/ JOHN W. SULLIVAN
         -------------                      ------------------------------------
                                            John W. Sullivan
                                            Vice President, Finance
                                            (duly authorized officer)
                                            Chief Financial Officer
                                            (principal accounting officer)