Form 10-Q
period 1999-09-26
PMC SIERRA INC
filed 1999-11-05
CIK 767920

----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                for the quarterly period ended September 26, 1999

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

                             Yes ___X____ No _______


           Common shares outstanding at October 29, 1999 - 68,055,672

                ------------------------------------------------

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

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                                      PMC-Sierra, Inc.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except for per share amounts)
                                                        (unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                             -----------------------------   -----------------------------
                                                                Sep 26,         Sep 27,          Sep 26,        Sep 27,
                                                                 1999            1998             1999           1998

Net revenues                                                   $    71,601    $     42,105     $    181,877   $    116,375

Cost of revenues                                                    14,770          10,035           38,832         28,138
                                                             --------------  --------------   -------------- --------------
  Gross profit                                                      56,831          32,070          143,045         88,237

Other costs and expenses:
  Research and development                                          16,863          10,085           44,105         24,027
  Marketing, general and administrative                             10,347           7,400           29,494         20,796
  Costs of merger                                                      866               -              866              -
  Amortization of deferred stock compensation                          591             417            1,683            567
  Amortization of goodwill                                             313             327              939            588
  Acquisition of in process research and development                     -               -                -         39,176
  Impairment of intangible assets                                        -           4,311                -          4,311
                                                             --------------  --------------   -------------- --------------
Income (loss) from operations                                       27,851           9,530           65,958         (1,228)

Other income, net                                                    2,063             631            4,200          2,055
Gain on sale of investments                                              -               -           26,800              -
                                                             --------------  --------------   -------------- --------------
Income before provision for income taxes                            29,914          10,161           96,958            827

Provision for income taxes                                          10,471           5,632           29,470         16,469
                                                             --------------  --------------   -------------- --------------
Net income (loss)                                             $     19,443    $      4,529     $     67,488   $    (15,642)
                                                             ==============  ==============   ============== ==============

Basic net income (loss) per share                                   $ 0.28          $ 0.07           $ 0.99        $ (0.24)
                                                             ==============  ==============   ============== ==============

Diluted net income (loss) per share                                 $ 0.25          $ 0.06           $ 0.90        $ (0.24)
                                                             ==============  ==============   ============== ==============

Shares used to calculate:
  Basic net income (loss) per share                                 69,914          65,843           68,165         65,040
  Diluted net income (loss) per share                               77,324          70,244           74,586         65,040

See notes to consolidated financial statements.


                                                 PMC-Sierra, Inc.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)

                                                                                      Sep 26,          Dec 27,
                                                                                        1999             1998
                                                                                    (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                         $     70,404    $     38,507
  Short-term investments                                                                 103,209          50,893
  Accounts receivable, net                                                                31,411          26,227
  Inventories                                                                              6,545           3,617
  Prepaid expenses and other current assets                                                4,764           4,045
  Short-term deposits for wafer fabrication capacity                                           -           4,000
                                                                                   --------------  --------------
    Total current assets                                                                 216,333         127,289

Property and equipment, net                                                               39,795          32,452
Goodwill and other intangible assets,  net                                                16,761          19,629
Investments and other assets                                                               7,512           4,500
Deposits for wafer fabrication capacity                                                   19,120          19,120
                                                                                   --------------  --------------
                                                                                    $    299,521    $    202,990
                                                                                   ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                  $     13,736    $      8,964
  Accrued liabilities                                                                     18,455          14,694
  Deferred income                                                                         27,308          12,517
  Accrued income taxes                                                                    17,483          13,897
  Current portion of obligations under capital leases and long-term debt                   2,074           5,111
                                                                                   --------------  --------------
    Total current liabilities                                                             79,056          55,183

Deferred income taxes                                                                      2,752           2,851
Noncurrent obligations under capital leases and long-term debt                             1,627           5,894

Special shares convertible into 2,201  PMC common stock  (1998 - 2,518 shares)             7,217           8,387

Stockholders' equity:
Common stock, $0.001 par value, 200,000 shares authorized                                     68              63
    67,973 shares outstanding (1998 - 62,830)
Additional paid in capital                                                               202,231         191,071
Deferred stock compensation                                                               (2,281)         (1,822)
Retained earnings (accumulated deficit)                                                    8,851         (58,637)
                                                                                   --------------  --------------
Total stockholders' equity                                                               208,869         130,675
                                                                                   --------------  --------------
                                                                                    $    299,521    $    202,990
                                                                                   ==============  ==============

See notes to consolidated financial statements.


                                         PMC-Sierra, Inc.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                            (unaudited)

                                                                          Nine Months Ended
                                                                     ----------------------------
                                                                        Sep 26,        Sep 27,
                                                                          1999           1998

Cash flows from operating activities:
  Net income                                                          $    67,488    $   (15,642)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation of plant and equipment                                    12,350          7,791
    Amortization of intangibles                                             2,649          1,899
    Amortization of deferred stock compensation                             1,684            567
    Gain on sale of investments                                           (26,800)
    Acquisition of in process research and development                          -         39,176
    Changes in operating assets and liabilities
      Accounts receivable                                                  (5,184)        (3,287)
      Inventories                                                          (2,928)          (403)
      Prepaid expenses and other                                             (648)        (1,303)
      Accounts payable and accrued expenses                                12,020         (1,075)
      Deferred income                                                      14,791          3,651
      Net liabilities associated with discontinued operations                   -           (301)
                                                                     -------------  -------------
        Net cash provided by operating activities                          75,422         35,384
                                                                     -------------  -------------

Cash flows from investing activities:
  Proceeds from sales and maturities of short-term investments             50,893         43,442
  Purchases of short-term investments                                    (103,209)       (52,306)
  Proceeds from refund of wafer fabrication deposits                        4,000          4,000
  Purchase of investments                                                  (4,630)             -
  Proceeds from sale of investments                                        28,628              -
  Purchase of intangible assets                                              (411)             -
  Payment for purchase of Integrated Telecom Technology, Inc.,
    net of cash acquired                                                        -        (27,165)
  Purchase of other in process research and development                         -         (1,419)
  Purchases of plant and equipment                                        (19,693)       (18,005)
                                                                     -------------  -------------
      Net cash used in investing activities                               (44,422)       (51,453)
                                                                     -------------  -------------

Cash flows from financing activities:
  Proceeds from notes payable                                               1,818            305
  Repayment of notes payable and long-term debt                            (2,095)          (491)
  Principal payments under capital lease obligations                       (7,027)        (3,735)
  Proceeds from issuance of common stock                                    8,201         11,136
                                                                     -------------  -------------
      Net cash provided by financing activities                               897          7,215
                                                                     -------------  -------------

Net increase (decrease) in cash and cash equivalents                       31,897         (8,854)
Cash and cash equivalents, beginning of the period                         38,507         27,906
                                                                     -------------  -------------
Cash and cash equivalents, end of the period                             $ 70,404       $ 19,052
                                                                     =============  =============

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

                                          Sep 26,        Dec 27,
                                           1999           1998

   Work-in-progress                     $    3,553     $    1,761
   Finished goods                            2,992          1,856
                                       ------------   ------------
                                        $    6,545     $    3,617
                                       ============   ============


Recently issued accounting standards. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Financial Accounting Standards Board has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The impact on the Company's financial statements is not expected to be material.


NOTE 2.  Business Combination.

In September 1999, PMC acquired Abrizio, Inc. a fabless semiconductor company that specializes in broadband switch chip fabrics used in core ATM switches, digital cross-connects, and terabit routers. PMC issued approximately 4,352,000 shares in PMC-Sierra stock and stock options in exchange for all of the equity securities of Abrizio.

The transaction was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 and qualified as a tax-free exchange. Accordingly, all prior period consolidated financial statements presented have been restated to include combined results of operations, financial position and cash flows of Abrizio as though it had always been a part of PMC.

No adjustments were necessary to conform Abrizio's accounting policies, however, certain reclassifications were made to the Abrizio financial statements to conform to PMC's presentation. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the most recent quarter prior to the merger and the applicable three and nine-month periods from the prior year are shown below:


                                                           Nine Months
                                    Three Months Ended        Ended
                               -------------------------- -------------
                                   Jun 27,      Sep 27,       Sep 27,
                                    1999         1998          1998
  Net revenues
    PMC                          $   59,287   $   42,105   $   116,375
    Abrizio                             600            -             -
                                ------------ ------------ -------------
    Combined                     $   59,887   $   42,105   $   116,375
                                ============ ============ =============

  Net income (loss)
    PMC                          $   39,242   $    5,405   $   (14,259)
    Abrizio                          (2,273)        (876)       (1,383)
                                ------------ ------------ -------------
    Combined                     $   36,969   $    4,529   $   (15,642)
                                ============ ============ =============


During the quarter ended September 26, 1999, PMC recorded merger-related transaction costs of $866,000 related to the acquisition of Abrizio. These charges, which consist primarily of investment banking and other professional fees, have been included under costs of merger in the Consolidated Statements of Operations.

NOTE 3.  Sale of Investments

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

Immediately subsequent to the IPO, the Company held 3.4 million common shares of Sierra Wireless, representing approximately 24% of Sierra Wireless' securities. Accordingly, commencing in the third quarter of 1999, the Company has commenced accounting for its investment in Sierra Wireless under the equity method of accounting. The common shares of Sierra Wireless held by the Company are subject to certain resale restrictions and are not available for sale during 1999.

NOTE 4.  Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and gross margins from operations of the two segments. The information on reportable segments is as follows (in thousands):

                               Three Months Ended          Nine Months Ended
                            ------------------------  --------------------------
                              Sep 26,      Sep 27,      Sep 26,      Sep 27,
                               1999         1998          1999         1998
  Networking
    Net revenues              $ 66,417     $ 36,274     $ 168,894     $ 96,736
    Cost of revenues            11,891        6,920        31,792       17,808
                             ----------   ----------   -----------   -----------
    Gross profit                54,526       29,354       137,102       78,928


  Non- Networking
    Net revenues                 5,184        5,831        12,983       19,639
    Cost of revenues             2,879        3,115         7,040       10,330
                             ----------   ----------   -----------   -----------
    Gross profit                 2,305        2,716         5,943        9,309


  Total gross profit          $ 56,831     $ 32,070     $ 143,045     $ 88,237
                             ==========   ==========   ===========   ==========




NOTE 5.  Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                            Three Months Ended          Nine Months Ended
                                        --------------------------  --------------------------
                                         Sep 26,       Sep 27,        Sep 26,        Sep 27,
                                          1999          1998           1999           1998

Numerator:
Net income                               $   19,443    $    4,529    $   67,488    $  (15,642)
                                        ============  ============  ============  ============

Denominator:
  Basic weighted average common
    shares outstanding (1)                   69,914        65,843        68,165        65,040
                                        ------------  ------------  ------------  ------------

  Effect of dilutive securities:
    Stock options                             7,363         4,364         6,376             -
    Stock warrants                               47            37            45             -
                                        ------------  ------------  ------------  ------------
  Shares used in calculation of
    net income per share                     77,324        70,244        74,586        65,040
                                        ============  ============  ============  ============

Basic net income per share                   $ 0.28        $ 0.07        $ 0.99       $ (0.24)

Diluted net income per share                 $ 0.25        $ 0.06        $ 0.90       $ (0.24)

(1) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic net income per share.

NOTE 6. Stock Split

On April 30, 1999, the Company effected a two-for-one stock split in the form of a stock dividend. Accordingly, all references to share and per-share data for all periods presented have been adjusted to reflect this event.



Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors should read the following discussion in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report on Form 10K. The terms "PMC-Sierra", "PMC", "our company" and "we" in this filing refer to PMC-Sierra, Inc. and our subsidiaries.

Some statements in this report constitute "forward looking statements" within the meaning of the federal securities laws, including those statements relating to:

-   revenues;
-   gross margins;
-   gross profit;
- research and development, and marketing, general and administrative expenditures;
-   capital resources sufficiency; and
-   Year 2000 preparedness issues.


Our results may differ materially from those expressed or implied by the forward-looking statements for a number of reasons, including those described below in "Factors You Should Consider Before Investing in PMC-Sierra." We may not, nor are we obliged to, release revisions to forward-looking statements to reflect subsequent events.

Results of Operations

Third Quarters of 1999 and 1998

Acquisition
-----------

In September 1999, we acquired Abrizio, Inc. a fabless semiconductor company that specializes in broadband switch chip fabrics used in core ATM switches, digital cross-connects, and terabit routers. We issued approximately 4,352,000 shares in PMC-Sierra stock and stock options in exchange for all of the equity securities of Abrizio.

The transaction was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 and qualified as a tax-free exchange. Accordingly, all prior period consolidated financial statements presented have been restated to include combined results of operations, financial position and cash flows of Abrizio as though it had always been a part of PMC.


Net Revenues ($000,000)
-----------------------
                                    Third Quarter
                               ----------------------
                                  1999        1998         Change

Networking products             $   66.4    $   36.3        83%
Non-networking products              5.2         5.8       (10%)
                               ----------  ----------
Total net revenues              $   71.6    $   42.1        70%
                               ==========  ==========



Net revenues increased by 70% in the third quarter of 1999 compared to the same quarter in 1998. Our networking revenue increased 83% in the same periods, which more than offset the 10% decline in non-networking revenues.

Networking revenues increased as a result of additional demand for our customers' broadband equipment, an increase in our customers' purchases of our standard merchant market chips over internally designed chips, and our introduction and sale of chips addressing additional network functions.

Third quarter 1999 networking revenue increased 21% over second quarter 1999 networking revenue of $55.1 million. We believe that the large percentage increase in sequential quarterly networking revenue will not be repeated in the fourth quarter.

Non-networking revenue declined consistent with our 1996 decision to exit all non-networking product lines. We expect non-networking product revenue to be less in the fourth quarter of 1999 than in the third quarter of 1999.

Gross Profit ($000,000)
-----------------------
                                           Third Quarter
                                      ----------------------
                                         1999        1998        Change

Networking                             $   54.5    $   29.4        85%
Non-networking                              2.3         2.7       (15%)
                                      ----------  ----------
Total gross profit                     $   56.8    $   32.1        77%
                                      ==========  ==========
   Percentage of net revenues               79%         76%

Total gross profit grew 77% from $32.1 million in the third quarter of 1998 to $56.8 million in the same quarter of 1999. Consistent with our results in past quarters, the increase in sales of higher gross margin networking semiconductors more than offset the decline in gross profit due to the reduction in non-networking revenue.

Gross profit as a percentage of net revenue increased in the third quarter of 1999 over the comparable period in 1998 as our higher gross margin networking products comprised a greater percentage of total revenue.

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

Non-networking gross profit as a percent of non-networking revenue declined in the third quarter of 1999 compared to the same period in 1998. Further reductions may occur in the future.


Operating Expenses and Charges ($000,000)
-----------------------------------------
                                                    Third Quarter
                                              ------------------------
                                                 1999         1998       Change

Research and development                        $  16.9      $  10.1       67%
Percentage of net revenues                          24%          24%

Marketing, general & administrative             $  10.3      $   7.4       40%
Percentage of net revenues                          14%          18%


Costs of merger                                 $   0.9      $     -
Amortization of deferred stock compensation     $   0.6      $   0.4
Amortization of goodwill                        $   0.3      $   0.3
Impairment of Intangible assets                 $     -      $   4.3


Research and Development ("R&D") expenses of $16.9 million in the third quarter of 1999 increased 67% over the third quarter of 1998. We incur R&D expenditures in an effort to attain technological leadership from a multi-year perspective. This has caused R&D spending to fluctuate from quarter to quarter. We expect such fluctuations, to occur in the future, primarily due to the timing of expenditures and changes in the level of net revenues.

Marketing, general and administrative expenses incurred in the third quarter of 1999 increased in dollars but decreased as a percentage of net revenue compared to the third quarter of 1998. In the short term, many of the marketing, general and administrative expenses are fixed, causing a decline as a percentage of net revenues in periods of rapidly rising revenues and an increase as a percentage of net revenue when revenue growth is slower or declining.

We incurred $866,000 in merger costs related to the acquisition of Abrizio in the third quarter of 1999. These costs related to professional services rendered by our investment bankers, attorneys and auditors.

We recorded a $591,000 charge for amortization of deferred stock compensation in the third quarter of 1999 compared to a $417,000 charge in the prior year's third quarter. Deferred compensation charges arose when, prior to the merger, Abrizio issued stock options at exercise prices lower than the deemed fair value of the underlying stock. We are amortizing these amounts using the accelerated method over the vesting period. We expect these non-cash charges to decline in future periods.

During the third quarter of 1998 the Company recorded a charge of $4.3 million for the impairment of intangible assets acquired in its acquisition of Integrated Telecom Technologies. No further impairments have occurred.


Interest and other income, net
------------------------------

Net interest and other income increased to $2.1 million in the third quarter of 1999 from $0.6 million in last year's third quarter primarily due to higher cash balances available to invest and earn interest and reduced interest expense due to a lower level of capital leases. Other income for the third quarter of 1999 includes $241,000 related to the Company's 24% equity interest in Sierra Wireless, a Canadian public company.


Provision for income taxes
--------------------------

The provision for income taxes consists primarily of estimated taxes on Canadian and other foreign operations.


First Nine Months of 1999 and 1998

Net Revenues ($000,000)
-----------------------
                                     First nine months
                                  ------------------------
                                     1999         1998           Change

Networking products                $   168.9    $    96.8          74%
Non-networking products                 13.0         19.6         (34%)
                                  -----------  -----------
Total net revenues                 $   181.9    $   116.4          56%
                                  ===========  ===========



Net revenues of $181.9 million in the first nine months of 1999 increased 56% over the comparable period in 1998. A 74% increase in our networking semiconductor revenue more than offset a 34% decline in non-networking products.

Gross Profit ($000,000)
-----------------------
                                          First nine months
                                      ------------------------
                                         1999         1998           Change

Networking                                $137.1        $78.9          74%
Non-networking                               5.9          9.3         (37%)
                                      -----------  -----------
Total gross profit                        $143.0        $88.2          62%
                                      ===========  ===========
   Percentage of net revenues                79%          76%


Total gross profit for the first nine months of 1999 increased in both dollars and as a percent of net revenues compared to the same period in 1998. Although the gross margin from each of our individual product lines declined, our aggregate gross profit percentage increased because we derived a much higher percentage of our sales from our networking products.

Operating Expenses and Charges ($000,000)
-----------------------------------------

                                                     First nine months
                                                   --------------------
                                                      1999       1998     Change

Research and development                            $  44.1    $  24.0      84%
Percentage of net revenues                              24%        21%

Marketing, general & administrative                 $  29.5    $  20.8      42%
Percentage of net revenues                              16%        18%


Costs of merger                                     $   0.9    $     -
Amortization of deferred stock compensation         $   1.7    $   0.6
Amortization of goodwill                            $   0.9    $   0.6
Acquisition of in process research and development  $     -    $  39.2
Impairment of intangible assets                     $     -    $   4.3


R&D expenses increased in both dollars and as a percent of net revenues in the first nine months of 1999 compared to the same period last year. We made a strategic decision mid-year in 1998 to increase our targeted spending on R&D to address additional market opportunities for our products.

Marketing, general and administrative expenses increased in dollars but declined as a percentage of net revenues in the first nine months of 1999 compared to the same period in 1998. In the short term, many of the marketing, general and administrative expenses are fixed, causing them to decline as a percentage of net revenues in periods of rapidly rising revenues and to increase as a percentage of net revenue when revenue growth is slower or declining.

Amortization of deferred stock compensation charges increased to $1.7 million in the first nine months of 1999 compared to $0.6 million for the same period in 1998. Deferred compensation charges arose when, prior to the merger, Abrizio issued stock options at exercise prices lower than the deemed fair value of the underlying stock. We are amortizing these amounts using the accelerated method over the vesting period. We expect these non-cash charges to decline in future periods.

Goodwill amortization increased to $939,000 in the first nine months of 1999 from $588,000 in the comparable period in 1998. The increase is related primarily to our 1998 acquisition of Integrated Telecom Technology, Inc.

The acquisition of in process R&D and the impairment of intangible assets both relate to technology acquisitions detailed in the Company's 1998 annual report on Form 10K.

Interest and other income, Net
------------------------------

Net interest and other income increased from $2.1 million in the first nine months of 1998 to $4.2 million in the same period in 1999 due to the same factors that increased net interest income for the three months ended September 26, 1999.

Gain on sale of investments
---------------------------

During the second quarter ended June 27, 1999, we realized a pre-tax gain of approximately $12.3 million as a result of the disposition of our investment in IC Works, Inc. ("ICW"). ICW was purchased by Cypress Semiconductor, Inc. ("Cypress"). As part of this purchase, we received Cypress common shares in exchange for our investment in preferred shares of ICW. We subsequently sold 831,240 Cypress common shares. See Note 4 of the Consolidated Financial Statements.

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

Provision for income taxes
--------------------------

The provision for income taxes consists primarily of estimated taxes on Canadian and other foreign operations. Approximately $20.7 million of the gain on sale of investments recorded in the second quarter of 1999 relates to investments held in the United States. The tax effect of this gain was largely offset by our United States net operating loss carryforward. The second quarter 1998 write-off of acquired in process research and development as well as the goodwill amortization in both years are not deductible for tax purposes.

Liquidity and Capital Resources

Cash, cash equivalents and short term investments increased from $89.4 million at the end of 1998 to $173.6 million at September 26, 1999.

During the first nine months of 1999, operating activities provided $75.4 million in cash and included $12.4 million of depreciation, $2.6 million of amortization of intangibles and $1.7 million of amortization of deferred stock compensation. Our year to date investing activities used $44.4 million and includes $52.3 million of net purchases of short term investments, $28.6 million in proceeds from the sale of equity investments, and $19.7 million spent on plant and equipment purchases. Our financing activities provided $0.9 million, as debt and lease repayments of $9.1 million were less than the $10.0 million in proceeds from issuing common stock and notes payable.

Our principal source of liquidity at September 26, 1999 was our cash, cash equivalent and short term investments of $173.6 million. We also have an unused line of credit with a bank that allows us to borrow up to $15 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent.

We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital and capital expenditure requirements through the end of 1999. We expect to spend approximately $12 million on new capital additions over the balance of 1999.

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

Our State of Readiness

We have designated specific individuals to identify and resolve year 2000 issues associated with our internal information technology (IT) systems, our internal non-IT systems, and material third party relationships. By September 26, 1999, we had identified our non-compliant software and systems and had completed our year 2000 compliance procedures. The costs of these procedures were immaterial.

We use commercially available standard software for our critical operating and design functions. Our primary software vendors have provided program updates that are intended to rectify the year 2000 issues related to their software. We upgraded all primary software by the second quarter of 1999. In addition, by the end of the third quarter of 1999, we had implemented an enterprise-wide software system for operational reasons. This system is year 2000 compliant.

We identified secondary design and operating software that was not year 2000 compliant. We installed or developed patches or workaround solutions for this software during the first three quarters of 1999 and are continuing to install patches from software suppliers such as Microsoft as they become available.

We identified other technology we use, such as semiconductor testers, which were not year 2000 compliant. These systems do not interface with our critical operating applications. We concluded modifying or replacing them in the first three quarters of 1999.

The total cost of the software upgrade for our primary operating and financial applications, the cost to purchase and install our other non-critical software, and the cost for the modification and replacement of our other technology was immaterial.

Our or third parties' computer systems may fail in the year 2000, which could delay our product development and manufacturing

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

If One or More of Our Customers Changes Their Ordering Pattern of Our Products or If We Lose One or More of Our Customers, Our Revenues Could Decline

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Lucent Technologies (including Ascend Communications) and Cisco Systems each accounted for more than 10% of our fiscal 1998 revenues. We do not have long-term volume purchase commitments from any of our major customers.

Our customers often shift buying patterns as they manage inventory levels, decide to use competing products, are acquired or divested, market different products, change production schedules or change their orders for other reasons. If one or more customers were to delay, reduce or cancel orders, our overall order levels may fluctuate greatly.

If our customers use our competitors' products instead of ours, suffer a decline in demand for their products or are acquired or sold, our revenues may decline

Our expenses are relatively fixed so that fluctuation in our revenues may cause our operating results to fluctuate as well. Demand for our products and, as a result our revenues, may decline for the following reasons outside our control.

         As our customers design next generation systems and select the chips for those new systems at an increasingly frequent rate, our competitors have the opportunity to get our customers to switch to their products more frequently, which may cause our revenues to decline

         The markets for our products are intensely competitive and subject to rapid technological advancement in design tools, wafer manufacturing techniques and process tools. The identification and capture of future market opportunities are necessary to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, our completion of product development and introduction of new products to market may not be in a timely manner. Our customers may substitute use of our products with those of current or future competitors.

         We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customers' products.

         Our competitors are major domestic and international semiconductor companies, many of which have substantially greater financial and other resources than us. Emerging companies also provide significant competition in our segment of the semiconductor market. Our competitors include Advanced Micro Circuits Corporation, Broadcom, Conexant Systems, Cypress Semiconductor, Dallas Semiconductor, Galileo Technology, Integrated Device Technology, IBM, Intel, Lucent Technologies, Motorola, MMC Networks, Newport Communications, Infineon, Texas Instruments, Transwitch and Vitesse Semiconductor. Over the next few years, we expect additional competitors, some of which also may have greater financial and other resources, to enter the market with new products. In addition, we are aware of a number of venture-backed companies that each focus on a specific portion of our broad range of products. These companies collectively could represent future competition for many design wins, and subsequent product sales.

         We must often redesign our products to meet rapidly evolving industry standards and customer specifications, which may delay an increase in our revenues

         We sell products to a market whose characteristics include rapidly evolving industry standards, product obsolescence, and new manufacturing and design technologies. Many of the standards and protocols for our products are based on high speed networking technologies that have not been widely adopted or ratified by one of the standard setting bodies in our customers' industry. Our customers often delay or alter their design demands during this standard-setting process. In response, we must redesign our products to suit these changing demands. Redesign usually delays the production of our products. Our products may become obsolete during these delays.

         If demand for our customers' products changes, including due to a downturn in the networking industry, our revenues could decline

         Our customers routinely build inventories of our products in anticipation of end demand for their products. Many of our customers have numerous product lines, numerous component requirements for each product and sizeable and very complex supplier structures. This makes forecasting their production requirements difficult and can lead to inventory build of certain of their suppliers' components.

         In the past, our customers have built PMC component inventories that exceeded their production requirements. Those customers materially reduced their orders. This may happen in again.

         In addition, while all of our sales are denominated in US dollars, our customers' products are sold worldwide. Any major fluctuations in currency rates could materially affect our customers' end demand, which could in turn cause them to reduce orders, which could cause our revenues to decline.

Since we develop products many years before their volume production, if we inaccurately anticipate our customers' needs, our revenues may not increase

Our   products   generally   take   between  18  and  24  months  from   initial
conceptualization to development of a viable prototype, and another 6 to 18 months to be designed into our customers' equipment and into production. They often need to be redesigned because manufacturing yields on prototypes are unacceptable or customers redefine their products to meet changing industry standards. As a result, we develop products many years before volume production and may inaccurately anticipate our customers' needs. There have been times when we either designed products that had more features than were demanded when they were introduced to the market or conceptualized products that were not sufficiently feature-rich to meet the needs of our customers or compete effectively against our competitors. This may happen again.

         If the recent trend of consolidation in the networking industry continues, our customers may be acquired or sold, which could cause those customers to cancel product lines or development projects and our revenues to decline

         The networking equipment industry has experienced significant merger activity and partnership programs. Through mergers or partnerships, our customers could seek to remove redundancies in their product lines or development initiatives. This could lead to the cancellation of a product line into which PMC products are designed or a development project on which PMC is participating. In the cases of a product line cancellation, PMC revenues could be materially impacted. In the case of a development project cancellation, we may be forced to cancel development of one or more products, which could mean opportunities for future revenues from this development initiative could be lost.

         If there is not sufficient market acceptance of the recently developed specifications and protocols on which our new products are based, we may not be able to sustain or increase our revenues

         We recently introduced a number of ethernet switch products which function at gigabit and fast ethernet speeds. Gigabit ethernet involves the transmission of data over ethernet -protocol networks at speeds of up to one billion bits per second. Fast ethernet transmits data over these networks at speeds of up to 100 megabits per second. While gigabit and fast ethernet are well established, it is not clear whether products meeting these protocols will be competitive with products meeting alternative protocols, or whether these products will be sufficiently attractive within their own market spaces to achieve commercial success.

         Some of our other recently introduced products adhere to specifications developed by industry groups for transmissions of data signals, or packets, over high-speed fiber optics transmission standards. These transmission standards are called synchronous optical network, or SONET, in North America, and synchronous data hierarchy, or SDH in Europe. The specifications, commonly called packet-over-SONET/SDH, have only been recently developed, and it is not clear whether they will be widely adopted by the telecommunications industry. In addition, we can not be sure whether our products will compete effectively with packet-over-SONET/SDH offerings of other companies.

         A substantial portion of our business also relies on industry acceptance of asynchronous transfer mode, or ATM, products. ATM is a networking protocol. While ATM has been an industry standard for a number of years, the overall ATM market has not developed as rapidly as some observers had predicted it would. As a result, competing communications technologies, including gigabit and fast ethernet and packet-over-SONET/SDH, may inhibit the future growth of ATM and our sales of ATM products.

We anticipate lower margins on mature and high volume products, which could adversely affect our profitability

We expect the average selling prices of our products to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. If we price our products too high, our customers may use a competitor's product or an in-house solution. To maintain profit margins, we must reduce our costs sufficiently to offset declines in average selling prices, or successfully sell proportionately more new products with higher average selling prices. Yield or other production problems, or shortages of supply may preclude us from lowering or maintaining current operating costs.

We may not be able to meet customer demand for our products in a timely manner or at all if we fail to secure adequate wafer fabrication or assembly capacity or if we do not accurately predict demand

         We rely on a limited source of wafer fabrication, the loss of which could delay and limit our product shipments

         We do not own or operate a wafer fabrication facility. Two outside foundries supply all our semiconductor device requirements. Our foundry suppliers also produce products for themselves and other companies. We may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the foundries we use are unable or unwilling to manufacture our products in required volumes, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, to satisfy our production requirements.

         We depend on third parties in Asia for assembly of our semiconductor products which could delay and limit our product shipments

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

We depend on a limited number of software suppliers, the loss of which could impede our product development

A limited number of suppliers provide the computer aided design, or CAD, software we use to design our products. Factors affecting the price, availability or technical capability of these products could affect our ability to access appropriate CAD tools for the development of highly complex products. In particular, the CAD software industry has been the subject of extensive intellectual property rights litigation, the results of which could materially change the pricing and nature of the software we use. We also have limited control over whether our software suppliers will be able to breach technical barriers in time to fulfill our needs.

We may be left with obsolete inventory if our forecasts of demand for our products prove inaccurate

We attempt to forecast and maintain a level of inventory in anticipation of demand for our products. Anticipating demand is difficult because our customers face volatile pricing and demand for their end-user networking equipment. If our customers were to delay, cancel or otherwise change future ordering patterns, we could be left with unwanted inventory.

The recent series of earthquakes in Taiwan could disrupt the order patterns of our customers, which in turn could lower our revenues

Recently, Taiwan suffered a series of major earthquakes. One of our two silicon wafer suppliers, TSMC, and many of our customers' suppliers are located in Taiwan. Many of these suppliers, including TSMC, were either damaged or left without power for an extended period of time. As a result, we or one or more of our customers' suppliers may become unable to provide our customers with the components they require to manufacture their equipment. This may lead one or more of our customers to reduce their production levels and component orders until a sufficient supply of the components they need becomes available. This could materially lower our revenues.

We are subject to the risks of conducting business outside the United States to a greater extent than companies which operate their businesses mostly in the United States, which may impair our sales, development or manufacturing of our products

We are subject to the risks of conducting business outside the United States to a greater extent than most companies because, in addition to selling our products in a number of countries, a significant portion of our research and development and manufacturing are conducted outside of the United States. This subjects us to the following risks.

         We may lose our ability to design or produce products, could face additional unforeseen costs or could lose access to key customers if any of the nations in which we conduct business impose trade barriers or new communications standards

         We may have difficulty obtaining export licenses for certain technology produced for us outside the United States. If a foreign country imposes new taxes, tariffs, quotas, and other trade barriers and restrictions or the United States and a foreign country develop hostilities or change diplomatic and trade relationships, we may not be able to continue manufacturing or sub-assembly of our products in that country and may have fewer sales in that country. We may also have fewer sales in a country that imposes new communications standards or technologies. This could inhibit our ability to meet our customers' demand for our products and lower our revenues.

         If foreign exchange rates fluctuate significantly, our profitability may decline

         We are exposed to foreign currency rate fluctuations because a significant part of our development, test, marketing and administrative costs are denominated in Canadian dollars, and our selling costs are denominated in a variety of currencies around the world. In addition, a number of the countries in which we have sales offices have a history of imposing exchange rate controls. This could make it difficult to withdraw the foreign currency denominated assets we hold in these countries.

         We may have difficulty collecting receivables from customers based in foreign countries, which could adversely affect our earnings

         We sell our products to customers around the world. Payment cycle norms in these countries may not be consistent with our standard payment terms. Thus, we may have greater difficulty collecting receivables on time from customers in these countries. This could impact our financial performance, particularly on our balance sheet.

         In addition, we may be faced with greater difficulty in collecting outstanding balances due to the shear distances between our collection facilities and our customers, and we may be unable to enforce receivable collection in foreign nations due to their business legal systems. If one or more of our foreign customers do not pay their outstanding receivable, we may be forced to write-off the account. This could have a material impact on our earnings.

Our  business   strategy   contemplates   acquisition  of  other   companies  or
technologies, and these transactions could adversely affect our operating performance

We recently acquired Abrizio, Inc. in exchange for approximately 4.35 million shares of PMC common stock. Abrizio, now a California subsidiary of PMC, designs high speed switching chips for core network applications. At the time of the acquisition, the design wins Abrizio products had achieved in customer equipment had not yet generated revenue. These or any follow on products may not achieve commercial success. This acquisition may not generate future earnings.

Our strategy is to acquire additional products, technologies or businesses from third parties. Management may be diverted from our operations while they identify and negotiate these acquisitions and integrate an acquired entity into our operations. Also, we may be forced to develop expertise outside our existing businesses, and replace key personnel who leave due to an acquisition. An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, or issue additional equity. If we issue more equity, we may dilute our common stock with securities that have a senior interest.

Acquired entities also may have unknown liabilities, and the combined entity may not achieve the results that were anticipated at the time of the acquisition.

The loss of personnel could preclude us from designing new products

To succeed, we must retain and hire technical personnel highly skilled at the design and test functions used to develop high speed networking products and related software. The competition for such employees is intense and we do not have employment agreements in place with these key personnel. We issue common stock options that are subject to vesting as employee incentives. These options, however, are effective as retention incentives only if they have economic value.

If we cannot protect our proprietary technology, we may not be able to prevent competitors from copying our technology and selling similar products, which would harm our revenues

To compete effectively, we must protect our proprietary information. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We hold several patents and have a number of pending patent applications.

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

Our products employ technology that may infringe on the proprietary rights of third parties, which may expose us to litigation and prevent us from selling our products

Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry. This often results in expensive and lengthy litigation. We, as well as our customers or suppliers, may be accused of infringing on patents or other intellectual property rights owned by third parties. This has happened in the past. An adverse result in any litigation could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to the infringing technology. In addition, we may not be able to develop non-infringing technology, nor might we be able to find appropriate licenses on reasonable terms.

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

Securities we issue to fund our operations could dilute your ownership

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

Our stock price has been and may continue to be volatile

In the past, our common stock price has fluctuated substantially. The reasons this may continue include the following:

-  our or our competitors' new product announcements;

- quarterly fluctuations in our financial results and other companies in the semiconductor, networking or computer industries;

-  conditions in the networking or semiconductor industry; and

-  investor sentiment toward technology stocks.

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

We are exposed to foreign currency fluctuations through our operations in Canada and elsewhere. In our effort to hedge this risk, we typically forecast our operational currency needs, purchase such currency on the open market at the beginning of an operational period, and classify these funds as a hedge against operations. We usually limit the operational period to less than 3 months to avoid undue exposure of our asset position to further foreign currency fluctuation. While we expect to utilize this method of hedging our foreign currency risk in the future, we may change our hedging methodology and utilize foreign exchange contracts that are currently available under our operating line of credit agreement.

Occasionally, we may not be able to correctly forecast our operational needs. If our forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At the end of the third quarter of 1999, we did not have significant foreign currency denominated net asset or net liability positions, and we had no outstanding foreign exchange contracts.

We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. We sometimes hold investments beyond 120 days, and the market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. We do not hedge this exposure because short-term fluctuations in interest rates would not likely have a material impact on interest earnings. We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had approximately $103.2 million in outstanding short-term investments at the end of the third quarter of 1999. In the future, we expect to hold the short-term investments we buy through to maturity.


PART II - OTHER INFORMATION



Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits -

                -   10.30    Abrizio Inc. 1997 Stock Option Plan (1)

                -   11.1     Calculation of earnings per share (2)

                -   27       Financial Data Schedule


(1) Incorporated by reference from Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-8 filed on September 14, 1999.

(2) Refer to Note 5 of the financial statements included in Item I of Part I of this Quarterly Report.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PMC-SIERRA, INC.
                                      (Registrant)

Date:    November 5, 1999             /S/ JOHN W. SULLIVAN
         ----------------             ------------------------------
                                      John W. Sullivan
                                      Vice President, Finance
                                      (duly authorized officer)
                                      Chief Financial Officer
                                      (principal accounting officer)