Form 10-K
period 1999-12-26
PMC SIERRA INC
filed 2000-03-20
CIK 767920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 26, 1999

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
(State or other jurisdiction                                (I.R.S. Employer
      of incorporation)                                    Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on February 15, 2000, as reported by the Nasdaq National Market, was approximately $15,831,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2000, the Registrant had 139,210,849 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Parts of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 Part III of this Form 10-K Report.

PART I

ITEM 1.  Business.

GENERAL
-------

In this Annual Report, "PMC-Sierra", "PMC", "the Company", "us", "our" or "we", includes PMC-Sierra, Inc. and all our subsidiary companies.

We issued one two-for-one stock dividend on May 14, 1999 and another on February 14, 2000. The share numbers and prices presented in this report have been adjusted to reflect these events.

We design, develop, market and support high-performance semiconductor networking solutions. Our products are used in the high speed transmission and networking systems which are being used to restructure the global telecommunications and data communications infrastructure.

We provide components for equipment based on Asynchronous Transfer Mode ("ATM"), Synchronized Optical Network ("SONET"), Synchronized Digital Hierarchy ("SDH"), T1/E1/J1 and T3/E3/J2 access transmission, High speed Data Link Control ("HDLC") and Ethernet. Our networking products adhere to international standards and are sold on the merchant market to over 100 customers either directly or through our worldwide distribution channels.


PMC-Sierra was incorporated in the State of California in 1983 and reincorporated in the State of Delaware in 1997. Our principal executive office is located at 105-8555 Baxter Place, Burnaby, B.C., Canada V5A 4V7. Our Common Stock trades on the Nasdaq National Market under the symbol "PMCS" and is included in the Nasdaq-100 index.

GLOSSARY OF TERMS
-----------------

We use a number of terms in this report which are familiar to industry participants but which some investors may not recognize. We have provided a glossary of some of these terms below.

ATM: Asynchronous Transfer Mode - a high speed switching technology used in both LAN and WAN applications. ATM packages information in a fixed size (53 byte) cell format. ATM transmission rates can scale from 25 megabits per second (Mbps) to 10 gigabits per second (Gbps).

Bandwidth: 1. The range of frequencies that can be utilized without interference from an outside transmission of data packets between modules. 2. The volume of data that a transmission line can carry, measured in bits per second. Traditional copper lines have the lowest bandwidth potential, while fiber optic lines have the highest.

Constant Bit Rate (CBR): A type of traffic that requires a continuous, specific amount of bandwidth over the ATM network. This is typically required for high quality video and digital voice transmission.

Dense Wavelength Division Multiplexing (DWDM): An extension of WDM technology that allows simultaneous transmission of more than four channels on a single fiber.

Digital Subscriber Line: Point-to-point public network access technologies that allow multiple forms of data, voice, and video to be carried over twisted-pair copper wire on the local loop between a network service provider's central office and the customer site at limited distances. Most DSL technologies don't use the full bandwidth of the twisted-pair, leaving enough room for a voice channel.

Ethernet: A standard protocol used in the LAN that encompasses both layer 1 (the transmission and reception of bits) and layer 2 (the packaging of data into frames) functions. Ethernet supports data transfer rates of 10Mbps. The Fast Ethernet and Gigabit Ethernet standards are compatible with previous standards generations and support data transfer rates of 100 Mbps and 1,000 Mbps, respectively.

Frame Relay: A packet-switching technology used to route frames of information within a WAN. Instead of leasing dedicated lines between all remote sites, a virtual private network is established in which remote sites are connected to a central carrier, which routes data accordingly.

Gigabit:  One billion bits.

HDLC:  High-level  Data  Link  Control  -  A  transmission   protocol  in  which
information that allows devices to control data flow and correct errors is embedded in a data frame. Typically used for frame relay services.

Internet Protocol (IP): A routing protocol standard that is used by Microsoft Windows 95, Windows NT, the UNIX operating system, and the Internet. IP implements the network layer (Layer 3) of the TCP/IP protocol, which contains a network address and is used to route a message to a different network or subnetwork.

LAN: Local Area Network - A shared network of computers that spans a relatively small area, usually confined to a single or close cluster of buildings.

MAN: Metropolitan Area Network - A communications network that covers a geographic area, such as a city or suburb. A series of LANs at multiple sites often interconnected by public facilities.

Megabit: One million bits.

Multiplexing: An electronic or optical process that combines a large number of low-speed transmission lines into one high-speed line by splitting the total available bandwidth of the high-speed line into narrower bands (known as FDM or frequency division), or by allotting a common channel to several different transmitting devices, one at a time in sequence (known as TDM, or time division).

Packet: A group of binary digits switched as a whole. Each packet contains information, a destination code, and a sequencing code in order to place the data in proper place in the sequence of packets that comprise a complete data transmission and codes used to check the transmission errors.

Point-of-Presence (POP): 1. A geographic area within which a communications network allows local access. 2. Locations where a long-distance carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that long-distance carrier. 3. The physical site where an Internet service provider (ISP) has its modems and other networking gear. Subscribers dial into the POP for Internet access.

Quality of Service (QoS): The ability to define a level of performance in a system. For example, ATM networks specify modes of service that ensure optimum performance for traffic, such as real-time voice and video. Voice information receives priority over data information in order to ensure speech quality and prevent delay.

Router: Device that connects multiple LANs or the bridge between a LAN and the WAN.

SDH: Synchronous Digital Hierarchy - An international standard for synchronous data transmission over fiber; SDH was adapted from SONET, which is employed in North America.

SONET: Synchronous Optical Network - Standard for synchronous data transmission over fiber. Rates are measured in optical carrier (OC) units. For example, OC-1 equals rates of 51.84 Mbps and OC-3 equals rates of 155 Mbps.
The international equivalent is SDH.

T1/E1/J1: T1 is a digital transmission link with a capacity of 1.544 Mbps. A T-1 line can normally accommodate 24 voice conversations (channels), each one digitized at 64 Kbps and one 8-Kpbs channel for signaling and control. E1 is the European designation for T1 and has a capacity of approximately 2 Mbps. J1 is the Japanese designation for T1.

T3/E3/J2: A data communications line capable of transmission speeds of 45 Mbps. A T-3 line can normally accommodate 672 voice conversations. E3 is the European designation for T3 and J2 is the Japanese designation for T3.

Terabit:  One trillion bits.

WANs: Wide Area Network - A shared network of computers that spans a large geographical area, normally consisting of multiple LANs or MANs.


INDUSTRY BACKGROUND
-------------------

People are finding new and more demanding ways to use the world's communications networks. At home, we use the Internet to shop, pay our bills or communicate with each other. At the work site, we conduct on-line meetings, read the news, share data across departments, download reports, sell products and order supplies. These are just a few of the applications for which we use the worldwide communications infrastructure.

The way we use the world's networks today is a relatively recent phenomenon. Until just a few years ago, the world's networks were primarily used for telephone calls and facsimile transmissions. Billions of dollars were spent by traditional phone companies to supply reliable networks to provide these services. The Internet was just a dream resident at colleges and universities. Now the Internet has become much more broadly adopted, and the public expects the networks of the world to supply the capacity to support large volumes of data traffic in addition to phone conversations.

The Bandwidth Suppliers

Two major types of network bandwidth suppliers are trying to address these rapidly evolving networking demands: traditional telephone companies, such as AT&T, MCI Worldcom and Sprint, and new data-centric competitive carriers such as Williams, Level 3 and UUNET. These bandwidth suppliers have used a variety of technologies to deliver their network services. Many of the traditional phone companies prefer "multi-service" Frame Relay and Asynchronous Transfer Mode
(ATM) networks in order to leverage their existing infrastructures while providing the Quality of Service (QoS) required to support data, voice and other communication traffic. The newer carriers are more data-centric, and thus have preferred more Internet Protocol (IP) packet based data networks.

Today, the newest network deployments are focusing on transporting data, voice and other communication signals over a single multi-service network. Many carriers are building networks that converge (IP) layers over ATM and Frame Relay sub-networks or directly onto fiber.

Carriers which own multi-service networks enter into agreements with their customers to guarantee bandwidth for data or voice transport or Internet access. These agreements can enable carriers to increase revenues as the most critical traffic requirements can be guaranteed at a higher price.

Carriers can commit to particular service levels because the QoS traffic management techniques made possible by protocols such as ATM have developed an excellent capability for providing QoS standard guarantees. Protocols such as IP have less developed, but rapidly improving, QoS characteristics. The current lack of acceptable IP-related QoS standards has prohibited the implementation of IP across the emerging global network. Thus, multi-service networks are still preferred by most of the traditional phone companies.

The Data Wave

Many carriers believe the next generation of communications networks will be IP-based, as their networks will transport far more data than any other type of traffic. Eventually, carriers intend to incorporate the exemplary redundancy and reliability aspects of the voice network infrastructure in new next-generation packet networks because they recognize that voice and other traffic will still need to be transported. Consumers expect their telephones to work from the moment they pick up the receiver and hear the "dial tone" to the moment they hang it up, and they do not expect to "re-boot" their phones. In keeping with this performance expectation, the builders of the Internet will attempt to develop IP networks that offer the same dependability.

The Optical Transport Network

The emergence of the Optical Transport Network (OTN) - a network based on glass and light transmission, rather than electrical transmission - is one of the greatest evolutions in the broadband networking arena. Most of the current Internet infrastructure is based on electrical transmission over copper wire. Many carriers consider the massive bandwidth capacity provided by fiber optics and Dense Wave Division Multiplexing (DWDM), a method of using color wavelengths to create a new network "line" for every color, a more attractive investment for long distance transmissions.

In 1999 various carriers deployed thousands of miles of glass fiber underground and alongside railway lines or petroleum pipelines. These deployments provide communications capacity within or across continents (i.e. the WAN).Emerging lower cost DWDM systems are now being deployed in Metropolitan Area Networks
(MANs).

The emergence of the OTN has resulted in an optical/electrical convergence where optical functions mesh with electrically managed functions. In today's networks, optical wavelengths transport signals and electrical semiconductors manage the higher layer protocols, such as IP routing or switching. PMC offers products that merge existing electrical-based communications protocols, such as ATM, SONET/SDH, Internet Protocol (IP) and Gigabit Ethernet with new optical-based protocols. In the future, emerging technologies such as optical switching and routing protocols will become increasingly important.

The standards for this electrical-to-optical interface have not been finalized. The networking industry's Optical Domain Service Interconnect industry-wide consortium has over 100 service providers and networking vendors which are attempting to develop a standards-based approach to convergence. While standards are evolving, small companies are offering the innovation, time to market, and new technology required to enable carriers to the upgrade rapidly from their existing circuit-based networks to an optical multi-service network.

Systems suppliers for optical networking applications require semiconductor products with greater levels of integration, increased density, and higher speed capabilities. These high-speed techniques must handle access rates from 1.5 megabits per second to core Internet backbone rates of 10 gigabits per second and beyond. They must use little power, so that larger networks may be built, and comply with telephone company signal quality standards.

Specific Trends

The following specific trends are important to PMC-Sierra's internetworking semiconductor businesses:

- A growing number of Internet Service Providers are using networking equipment to aggregate networking traffic from 64 kilobit per second streams with 155 Mbps or more of traffic that will be sent on fiber lines onto the MAN and WAN core backbones of the Internet.

- For Remote Access data and voice networks, network users are upgrading their Frame Relay networks to aggregate additional dedicated line traffic (such as telephones) and differentiate data traffic protocol types such as ATM, Frame Relay and IP. These new applications are referred to as Any-Service-Any-Port (ASAP).

- ATM networks are being created which can scale from low-rate 1.5 Mbps to Terabit rates for data, voice and video traffic which require QoS guarantees. ATM networks are being used increasingly in switching and transmission systems that seek to provide QoS to customers.

- The current Internet infrastructure is dominated by router entry into WAN backbone fiber networks. Sometimes users sending this traffic require maximum bandwidth. These users may forego QoS and other management processing overhead to get more bandwidth. In these cases, mapping IP directly into SONET/SDH frames is more efficient because it does not use bandwidth for undesired overhead. IP-Over-SONET/SDH (POS) is a protocol used in Ethernet switches as an uplink to MAN/WAN fiber backbone rings, high-speed Terabit routers and remote access concentrators. It maps packet traffic directly into SONET/SDH lines and is being deployed by carriers for these users.

- For residential Internet opportunities, the current 56 kilobit analog modem is a bottleneck. Emerging Digital Subscriber Line (DSL) technology uses the traditional phone lines to your home or office to provide up to several Mbps of bandwidth for Internet access. New DSL access multiplexer equipment is making the broad deployment of DSLs possible by providing a manner with which to manage all of the network traffic to and from customers using DSL services. Cable modems are also providing residential customers with higher bandwidth access methods to the internet.

- Carriers are rapidly deploying base transceiver stations for wireless services. These stations convert waves of radio frequency air traffic into wired networks. The wired networks then aggregate, switch and process the signals at primarily T1 or E1 rates. HDLC and ATM protocols are often used to interface and process the aggregated T1 and E1 lines.

NETWORKING PRODUCTS
-------------------

We provide networking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment. Our objective is to develop networking semiconductors that enable network systems vendors to get to market quickly with high performance, cost effective and scalable systems.

Our product offerings can be grouped into four general areas: ATM, SONET/SDH (including POS), Remote Access and Ethernet switching. These products are generally used in networking equipment as follows:


         Table I - Networking Equipment in which PMC's Products are Used
         ---------------------------------------------------------------

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

Local Area Network (LAN)
  Switches/Routers                        X                     X          X
  Network Interface Cards                 X

* DSLAM = Digital Subscriber Line Access Multiplexer



The following is a summary of some of our more significant products currently available. The purpose of this table is only to provide a general understanding of where our products fit. Our chips may not perform all the possible features related to a specific function. For example, we have a number of single port OC-3 ATM physical layer products which perform different functions within the physical layer of the networking hierarchy and are generally used in different applications.



                      Table II - PMC-Sierra Product Summary
                      -------------------------------------

No.  Product                        Description                           Voltage          Clock Rates/Throughput Capacities
---  -------                        -----------                           -------      ------------------------------------------
                                                                                       T1   E1   T3   E3   J2   OC3   OC12  >OC12
     ATM
   1 S/UNI-MPH        Quad T1/E1 ATM Interface                              5v          x   x
   2 S/UNI-PDH        T1/E1/T3/E3  + ATM                                    5v          x   x    x    x
   3 S/UNI-155        1-port PHY                                            5v                                   x
   4 S/UNI-155-LITE   1-port PHY + analog CRU/CSU                           5v                                   x
   5 S/UNI-PLUS       enhanced 1-port PHY + analog CRU/CSU                  5v                                   x
   6 S/UNI-155-DUAL   2-port PHY + analog CRU/CSU                           5v                                   x
   7 S/UNI-QUAD       4-port PHY + analog CRU/CSU                           3.3v                                 x
   8 S/UNI-155-ULTRA  1-port PHY + UTP-5 + analog CRU/CSU                   5v                                   x
   9 S/UNI 622        1-port PHY                                            5v                                   x     x
  10 S/UNI-622 MAX    1-port PHY + analog CRU/CSU                           3.3v                                       x
  11 RCMP-800         Routing Control, Monitoring & Policing                5v                                   x     x
  12 RCMP-200         Routing Control, Monitoring & Policing                5v                                   x
  13 S/UNI-ATLAS      Full Duplex RCMP + additional features                3.3v                                 x     x
  14 AAL1gatorII      AAL1 SAR                                              3.3v        x   x    x    x    x
  15 AAL1gator-4      AAL1 SAR - 4 channel                                  2.5v        x   x    x    x    x
  16 AAL1gator-8      AAL1 SAR - 8 channel                                  2.5v        x   x    x    x    x
  17 AAL1gator-32     AAL1 SAR - 32 channel                                 2.5v        x   x    x    x    x
  18 LASAR-155        ATM PHY & SAR                                         5v                                   x
  19 QRT              Quad Routing Table                                    3.3v        x   x    x    x    x     x     x
  20 QSE              Quad Switching Element                                3.3v        x   x    x    x    x     x     x

     SONET/SDH and POS
  21 TUPP             VT/TU Payload Alignor/Processor                       5v          x   x    x    x    x     x
  22 TUPP-PLUS        TUPP + Performance Monitor                            5v          x   x    x    x    x     x
  23 TUPP-PLUS 622    TUPP + Performance Monitor                            2.5v        x   x    x    x    x     x     x
  24 TUDX             VT/TU X-Connect Switch                                5v          x   x
  25 TEMAP            VT/TU Mapper and M13 Multiplexer                      3.3v        x   x    x    x
  26 STXC             Transport Overhead Terminator                         5v                                   x
  27 STTX             Transport Overhead Terminator                         5v                                         x
  28 SPECTRA-155      Payload Extractor/Aligner                             5v                                   x
  29 SPECTRA-622      Payload Extractor/Aligner                             3.3v                                       x
  30 SPTX             Path Terminating Tranceiver                           5v                                   x
  31 S/UNI TETRA      4-port ATM + POS PHY + analog CRU/CSU                 3.3v                                 x
  32 S/UNI-622-POS    1-port ATM + POS PHY + analog CRU/CSU                 3.3v                                       x

     Access
  33 T1XC             1-port framer + analog                                5v          x
  34 COMET            1-port framer + long haul analog                      3.3v        x   x
  35 E1XC             1-port framer + analog                                5v              x
  36 QDSX             4-port short haul analog LIU                          5v          x   x
  37 TQUAD            4-port framer                                         5v          x
  38 EQUAD            4-port framer                                         5v              x
  39 TOCTL            8-port framer                                         3.3v        x
  40 EOCTL            8-port framer                                         3.3v            x
  41 S/UNI JET        1-port framer or ATM UNI                              3.3v        x   x    x    x    x
  42 S/UNI QJET       4-port framer or ATM UNI                              3.3v        x   x    x    x    x
  43 D3MX             M13 Multiplexer/Demultiplexer                         5v          x        x
  44 TEMUX            28T/21E framer, Sonet mapper & M13 Mux                2.5/3.3     x   x    x    x             3     3
  45 FREEDM-8         8 link, 128 ch. HDLC Controller                       3.3v        x   x    x    x
  46 FREEDM-32        32 link, 128 ch. HDLC Controller                      3.3v        x   x    x    x
  47 FREEDM-32P672    32 link, 672 ch. HDLC Controller                      3.3v        x   x    x    x
  48 FREEDM-32A672    32 link, 672 ch. HDLC Controller w' "Any-PHY"         3.3v        x   x    x    x
  49 FREEDM-84P672    84 link, 672 ch. HDLC Controller                      3.3v        x   x    x    x          x
  50 FREEDM-84A672    84 link, 672 ch. HDLC Controller w' "Any-PHY"         3.3v        x   x    x    x          x
  51 S/UNI DUPLEX     Dual Serial Link PHY Multiplexer (DSLAM)              3.3v        x   x    x    x    x     x
  52 S/UNI VORTEX     Octal Serial Link PHY Multiplexer (DSLAM)             3.3v        x   x    x    x    x
  53 S/UNI APEX       ATM/Packet Traffic Mgr. & Switch                      3.3v        x   x    x    x    x     x     x

     Ethernet
  54 EXACT - PM3370   8x100 port controller                                 3.3v                                100m b/s
  55 EXACT - PM3380   1x1000 port controller                                3.3v                                             x
  56 EXACT - PM3390   8 to 16 port EXACT Switch Matrix                      3.3v                                             x




No.      Product                        Description                                             Function
---      -------                        -----------                  --------------------------------------------------------------
                                                                     LIU/Framr SAR  Back-plane  Cell/Packet    Traffic     Switch
                                                                                                 Processor       Mgt
     ATM
   1 S/UNI-MPH        Quad T1/E1 ATM Interface                          x
   2 S/UNI-PDH        T1/E1/T3/E3  + ATM                                x
   3 S/UNI-155        1-port PHY                                        x
   4 S/UNI-155-LITE   1-port PHY + analog CRU/CSU                       x
   5 S/UNI-PLUS       enhanced 1-port PHY + analog CRU/CSU              x
   6 S/UNI-155-DUAL   2-port PHY + analog CRU/CSU                       x
   7 S/UNI-QUAD       4-port PHY + analog CRU/CSU                       x
   8 S/UNI-155-ULTRA  1-port PHY + UTP-5 + analog CRU/CSU               x
   9 S/UNI 622        1-port PHY                                        x
  10 S/UNI-622 MAX    1-port PHY + analog CRU/CSU                       x
  11 RCMP-800         Routing Control, Monitoring & Policing                                         x
  12 RCMP-200         Routing Control, Monitoring & Policing                                         x
  13 S/UNI-ATLAS      Full Duplex RCMP + additional features                                         x
  14 AAL1gatorII      AAL1 SAR                                                  x
  15 AAL1gator-4      AAL1 SAR - 4 channel                                      x
  16 AAL1gator-8      AAL1 SAR - 8 channel                                      x
  17 AAL1gator-32     AAL1 SAR - 32 channel                                     x
  18 LASAR-155        ATM PHY & SAR                                     x       x
  19 QRT              Quad Routing Table                                                             x             x
  20 QSE              Quad Switching Element                                                         x                        x

     SONET/SDH and POS
  21 TUPP             VT/TU Payload Alignor/Processor                                                x
  22 TUPP-PLUS        TUPP + Performance Monitor                                                     x
  23 TUPP-PLUS 622    TUPP + Performance Monitor                                                     x
  24 TUDX             VT/TU X-Connect Switch                                                                                  x
  25 TEMAP            VT/TU Mapper and M13 Multiplexer                  x
  26 STXC             Transport Overhead Terminator                     x
  27 STTX             Transport Overhead Terminator                     x
  28 SPECTRA-155      Payload Extractor/Aligner                         x
  29 SPECTRA-622      Payload Extractor/Aligner                         x
  30 SPTX             Path Terminating Tranceiver                       x
  31 S/UNI TETRA      4-port ATM + POS PHY + analog CRU/CSU             x
  32 S/UNI-622-POS    1-port ATM + POS PHY + analog CRU/CSU             x

     Access
  33 T1XC             1-port framer + analog                            x
  34 COMET            1-port framer + long haul analog                  x
  35 E1XC             1-port framer + analog                            x
  36 QDSX             4-port short haul analog LIU                      x
  37 TQUAD            4-port framer                                     x
  38 EQUAD            4-port framer                                     x
  39 TOCTL            8-port framer                                     x
  40 EOCTL            8-port framer                                     x
  41 S/UNI JET        1-port framer or ATM UNI                          x
  42 S/UNI QJET       4-port framer or ATM UNI                          x
  43 D3MX             M13 Multiplexer/Demultiplexer                     x
  44 TEMUX            28T/21E framer, Sonet mapper & M13 Mux            x
  45 FREEDM-8         8 link, 128 ch. HDLC Controller                                                x
  46 FREEDM-32        32 link, 128 ch. HDLC Controller                                               x
  47 FREEDM-32P672    32 link, 672 ch. HDLC Controller                                               x
  48 FREEDM-32A672    32 link, 672 ch. HDLC Controller w' "Any-PHY"                                  x
  49 FREEDM-84P672    84 link, 672 ch. HDLC Controller                                               x
  50 FREEDM-84A672    84 link, 672 ch. HDLC Controller w' "Any-PHY"                                  x
  51 S/UNI DUPLEX     Dual Serial Link PHY Multiplexer (DSLAM)          x                x                                    x
  52 S/UNI VORTEX     Octal Serial Link PHY Multiplexer (DSLAM)         x                x                                    x
  53 S/UNI APEX       ATM/Packet Traffic Mgr. & Switch                          x                    x                x       x

     Ethernet
  54 EXACT - PM3370   8x100 port controller                                                          x                        x
  55 EXACT - PM3380   1x1000 port controller                                                         x                        x
  56 EXACT - PM3390   8 to 16 port EXACT Switch Matrix                                               x                        x





Industry analysts have recognized us as the market leader in ATM physical layer solutions. We offer LAN, Edge and WAN core ATM switch chip sets. Our ATM physical layer products come in a variety of packages and provide the interface to copper or fiber cabling along with framing and mapping functions. The S/UNI product line offers physical layer solutions in a range from 1.5 megabits to 622 megabits.

Our line of RCMP/ATLAS ATM layer processors handle higher layer ATM protocols such as policing, operations and management, fault and performance monitoring, while our ATM Switch chips offer a routing table and switching element solution capable of running at up to 622 megabytes per second.

In 1998, we added the S/UNI - ATLAS to our product portfolio. This product is a 622 Mbit/s ATM Layer device which integrates traffic policing, fault management, performance monitoring, address resolution and translation onto one chip. This full duplex chip is intended for the broadband OC-3 and OC-12 interface required for ATM edge, enterprise and core switches.

In 1999 we also introduced a chip set consisting of: The SPECTRA - 622, the TUPP+622 and the TEMAP. These SONET/SDH/T1/E1 products provide the framing, tributary processing and mapping functions for fully channelized applications such as multi-service add-drop multiplexers, switches, routers, concentrators and central office digital cross-connects for rates between DS-O (64 Kbit/s) through to OC-12/STM4 (622 Mbit/s).

In 1999, we introduced the VORTEX chipset, an ATM or packet-based DSLAM solution. The chipset provides traffic management, aggregation, switching maintenance and management functions for all DSL service types. The VORTEX chipset is comprised of the S/UNI-Duplex line card multiplexer, the S/UNI-VORTEX core card multiplexer and the S/UNI-APEX traffic manager and switch. The VORTEX chipset can be combined with the S/UNI-ATLAS in DSLAM equipment used to provide high speed consumer internet access, as well as third generation wireless base stations, base station controllers and multi-service access equipment.

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

In 1999, we introduced four new products representing the next generation of our family of FREEDM high density packet processors. The FREEDM 32P672 and FREEDM 32A672 support up to 672 simultaneous HDLC channels across up to 32 T1 or E1 links while the FREEDM 84P672 and FREEDM 84A672 support up to 672 simultaneous HDLC channels across up to 84 T1 or E1 links. The "P" variety of FREEDM products can be used in PCI-based remote access concentrators, while the "A" variety can be used in voice-over-IP gateways and frame relay interfaces.

In 1999, we introduced the TEMUX chip to work along with the new FREEDM products. The TEMUX integrates 28 T1 framers, 21 E1 framers, a DS-3 framer/multiplexer and SONET/SDH mappers into a single chip. The FREEDM/TEMUX chip set provides a solution for packet-based T1/E1 over channelized DS-3 or SONET/SDH interfaces used in Internet access switch, router and access multiplexer equipment.

Also in 1999, we introduced the S/UNI-JET, a single channel J2, E3, T3 framer with ATM cell delineation. The 3.3 volt S/UNI-JET is designed for DSLAMs, customer premise equipment routers, and access concentrators.

NON-NETWORKING PRODUCTS
-----------------------

In the third quarter of 1996, we announced our decision to exit the modem chipset business and discontinue development of our custom chipsets. We disposed of all modem-related inventories in 1997. Our remaining non-networking products are still being sold but we are not planning new development or follow-on products. Revenues from other non-networking products declined rapidly in 1998 and 1999.

SALES, MARKETING AND DISTRIBUTION
---------------------------------

Our sales and marketing strategy is to be designed into our customers' equipment by developing and selling superior products for which we will provide premium service and technical support. We maintain close working relationships with our customers in order to make products that address their needs. We provide technical support to customers through field application engineers, technical marketing and factory systems engineers. We believe that providing comprehensive product service and support is critical to shortening customers' design cycles and maintaining a competitive position in the networking market.

We sell our products directly and through distributors, independent manufacturers' representatives and manufacturing subcontractors. Based on end users and ignoring sales to distributors or sub-contractors, Lucent Technologies and Cisco Systems each represented greater than 10% of our 1999 revenues. In 1999, the country purchasing the largest percentage of our products outside of the United States was Canada at 15%. Our international sales accounted for 31% in 1999 , 32% in 1998 and 30% in 1997.

MANUFACTURING
-------------

Independent foundries and chip assemblers manufacture all of our products. We receive most of our wafers in finished form from Chartered Semiconductor Manufacturing Ltd. ("Chartered"), and Taiwan Semiconductor Manufacturing Corporation ("TSMC"). These independent foundries produce our networking products at feature sizes down to 0.25 micron. We believe that by using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing and testing new products. In addition, we avoid much of the capital cost associated with owning and operating a fabrication facility.

We have supply agreements with Chartered and TSMC. We have made deposits to secure access to wafer fabrication capacity under both of these agreements. At December 31, 1999 and 1998, we had $19.1 and $23.1 million, respectively, in deposits with the foundries. Under these agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements but we are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms. We expect to spend $6.1 million in additional deposits to secure foundry capacity in 2000 and to receive a refund of $4.6 million of existing deposits.

Wafers supplied by outside foundries must meet our incoming quality and test standards. We conduct the majority of our test operations on advanced mixed signal and digital test equipment in our Burnaby, British Columbia, Canada facility. The remainder of our testing is performed predominantly by independent Asian companies.

RESEARCH AND DEVELOPMENT
------------------------

Our current research and development efforts are targeted at integrating multiple channels or functions on single chips, broadening the number of products we provide to address varying protocols and networking functions, and increasing the speeds at which our chips operate.

We have design centers in or near Vancouver (Canada), Portland (Oregon), Gaithersburg (Maryland), San Jose (California), Galway (Ireland), Montreal (Canada), Ottawa (Canada) and Saskatoon (Canada).

We spent $63.3 million in 1999, $35.9 million in 1998, and $22.9 million in 1997 on research and development. In 1998, we also expensed $39.2 million of in process research and development, $37.8 million of which related to the acquisition of Integrated Telecom Technologies and $1.4 million of which related to the acquisition of other technology.

BACKLOG
-------

We sell primarily pursuant to standard short-term purchase orders. Our customers frequently revise the quantity actually purchased and the shipment schedules to reflect changes in their needs. As of December 31, 1999, our backlog of products scheduled for shipment within six months totaled $155.2 million. As of December 31, 1998, our backlog of products scheduled for shipment within six months totaled $56.3 million. Our customers may cancel a significant portion of the backlog at their discretion without penalty. Accordingly, we believe that our backlog at any given time is not a meaningful indicator of future revenues.

COMPETITION
-----------

The markets for our products are intensely competitive and subject to rapid technological advancement in design tools, wafer manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products with those of current or future competitors.

We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customers' products.

Major domestic and international semiconductor companies, such as Intel, IBM, and Lucent Technologies, are concentrating an increasing amount of their substantially greater financial and other resources on the markets in which we participate. This represents a serious competitive threat to PMC. Emerging companies also provide significant competition in our segment of the semiconductor market.

Our competitors include Applied Micro Circuits Corporation, Broadcom, Conexant Systems, Cypress Semiconductor, Dallas Semiconductor, Galileo Technology, Integrated Device Technology, IBM, Infineon, Intel, Lucent Technologies, Motorola, MMC Networks, Texas Instruments, Transwitch and Vitesse Semiconductor. Over the next few years, we expect additional competitors, some of which may also have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our broad range of products. These companies, individually or collectively, could represent future competition for many design wins, and subsequent product sales.

LICENSES, PATENTS AND TRADEMARKS
--------------------------------

We have several U.S. patents and a number of pending patent applications in the U.S. and Europe. In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is becoming increasingly important to compete effectively in the industry. We therefore have an active program to acquire additional patent protection.

We apply for mask work protection on our circuit designs. We also attempt to protect our software, trade secrets and other proprietary information by, among other security measures, entering into proprietary information agreements with employees. Although we intend to protect our rights vigorously, we do not know if the measures we use will be successful.

PMC and its logo are our registered trademarks and service marks. We own other trademarks and service marks not appearing in this Form 10-K Annual Report. Other trademarks used in this Form 10-K Annual Report are owned by other entities.

EMPLOYEES
---------

As of December 31, 1999, the Company had 660 employees, including 376 in research and development, 100 in production and quality assurance, 110 in marketing and sales and 74 in administration. Our employees are not represented by a collective bargaining agreement. We have never experienced any work stoppage. We believe our employee relations are good.


ITEM 2.  Properties.

Our executive offices and much of our test, sales and marketing, and design and engineering operations are located in an approximately 256,000 square foot leased facility in Burnaby, British Columbia, Canada. This facility is leased through May 2006. The Company also leases offices for its staff in Massachusetts, North Carolina, Illinois, Texas, Maryland, California, Ontario (Canada), Quebec (Canada), Saskatchewan (Canada), Barbados, Ireland, Germany, Sweden, Taiwan, the Peoples' Republic of China and the United Kingdom.

We lease approximately 3,500, 17,000 and 84,000 square feet of office space in three locations in or near San Jose. The leases expire in May 2002, May 2004 and September 2010, respectively. We also lease 16,000 square feet of office space in Maryland and 42,000 square feet of office space in Oregon. These facilities are leased through to June 2005 and March 2009, respectively.


ITEM 3. Legal Proceedings.

Not applicable.


ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Stock Price Information. Our common stock trades on the Nasdaq National Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the Nasdaq National Market:

1998                                                            High       Low
                                                                ----       ---

First Quarter.............................................     $ 9.77     $ 6.50
Second Quarter............................................      12.82       9.25
Third Quarter.............................................      11.94       6.66
Fourth Quarter............................................      16.41       5.72

1999                                                            High        Low
                                                                ----        ---

First Quarter.............................................     $20.50     $15.82
Second Quarter............................................      31.03      17.82
Third Quarter.............................................      55.00      32.21
Fourth Quarter............................................      80.16      40.00


We issued a two-for-one stock dividend on May 14, 1999 and another on February 14, 2000. Accordingly, the prices presented above have been adjusted to reflect these events.

To maintain consistency, the information provided above is based on calendar quarters rather than fiscal quarters. As of February 15, 2000, there were approximately 856 holders of record of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's current bank credit agreement prohibits the payment of cash dividends without the approval of the bank.

ITEM 6.  Selected Financial Data.
Summary Consolidated Financial Data *
(in thousands, except for per share data)

                                                                               Year Ended December 31,(1)
                                                         ------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:                                1999 (2)       1998 (3)       1997 (4)      1996 (5)       1995 (6)

Net revenues                                               $  262,477     $  161,812     $  127,166    $  188,371     $  188,724
Gross profit                                                  207,114        123,592         94,101        93,423         91,614
Research and development                                       63,333         35,891         22,880        29,350         23,428
In process research and development                                 -         39,176              -         7,783              -
Impairment of intangibles assets                                    -          4,311              -             -              -
Marketing, general and administrative                          45,324         30,161         23,666        30,691         30,051
Costs of merger                                                   866              -              -             -              -
Purchase price adjustment - compensation                            -              -              -             -         10,624
Restructuring and other charges                                     -              -         (1,383)       64,670              -
Income (loss) from operations                                  97,591         14,053         48,938       (39,071)        27,511
Gain on sale of investments                                    26,800
Income (loss) from continuing operations                       90,020         (5,945)        34,184       (48,150)        23,976
Loss from discontinued operations                                   -              -              -             -        (22,497)

Net income (loss)                                          $   90,020     $   (5,945)    $   34,184    $  (48,150)    $    1,479


Net income (loss) per share - basic: (7)
 from continuing operations                                $     0.66     $    (0.05)    $     0.27     $   (0.41)    $     0.22
 from discontinued operations                                       -              -              -             -          (0.21)
                                                         -------------  -------------  ------------- -------------  -------------
  Net income (loss)                                        $     0.66     $    (0.05)    $     0.27     $   (0.41)    $     0.01
                                                         =============  =============  ============= =============  =============

Net income (loss) per share - diluted: (7)
 from continuing operations                                $     0.60     $    (0.05)    $     0.26     $   (0.41)    $     0.21
 from discontinued operations                                       -              -              -             -          (0.20)
                                                         =============  =============  ============= =============  =============
  Net income (loss)                                        $     0.60     $    (0.05)    $     0.26     $   (0.41)    $     0.01
                                                         =============  =============  ============= =============  =============


Shares used in per-share calculation - basic                  137,428        130,760        124,756       118,876        108,072
Shares used in per-share calculation - diluted                151,134        130,760        131,122       118,876        114,480

                                                                                 As of December 31, (1)
                                                         ------------------------------------------------------------------------

BALANCE SHEET DATA:                                          1999           1998           1997          1996           1995

Cash, cash equivalents and short-term investments          $  190,727      $  89,400      $  69,293     $  42,062      $  45,937
Working capital                                               165,247         73,612         58,744        20,438         32,741
Total assets                                                  341,970        204,496        149,577       129,914        184,860
Long term debt (including current portion)                      2,428         11,005         13,794        24,637         12,718
Stockholders' equity                                          235,686        130,675         90,714        48,444         81,000



*    All financial  information has been restated to reflect the  acquisition of Abrizio Inc. in August 1999,  which was accounted for as a pooling of interests.

(1)  The  Company's  fiscal year ends on the last Sunday of the calendar  year.  The reference to December 31 has been used as the fiscal year end for ease of presentation.

(2)  Results for the year ended December 31, 1999 includes gains of $26.8 million and the related tax provision of $3.6 million on sale of investments and a $0.9 million charge for costs of merger for the acquisition of Abrizio Inc.

(3)  Results for the year ended  December 31, 1998 include an in process  research and  development  charge of $39.2 million and a charge for impairment of intangible assets of $4.3 million.

(4)  Results for the year ended  December 31, 1997  include a recovery of $1.4  million  from the  reversal of the excess  accrued restructure charge resulting from the conclusion of the restructuring.

(5)  Results for the year ended December 31, 1996 include a  restructuring  charge of $69.4 million related to Company's exit from the modem chipset business and the associated restructuring of its non-networking  operations,  and a $7.8 million in process research and development charge.

(6)  Results for the year ended December 31, 1995 include a $10.6 million purchase price  adjustment  relating to the finalization of the acquisition of the Company's Canadian networking product operations.

(7)  Reflects 2-for-1 stock splits effective February 2000, April 1999 and October 1995.


Quarterly Comparisons

The following tables set forth the consolidated statements of operations for each of the Company's last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In management's opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                          Quarterly Data (Unaudited) *
                      (in thousands, except per share data)

                                                     Year Ended December 31, 1999               Year Ended December 31, 1998
                                               -----------------------------------------  ------------------------------------------
                                                Fourth    Third (1) Second (2)  First      Fourth    Third (3) Second (4)   First
STATEMENT OF OPERATIONS DATA:
Net revenues                                    $ 80,600  $ 71,601   $ 59,887  $ 50,389    $ 45,437  $ 42,105   $ 39,975   $ 34,295
Gross profit                                      64,069    56,831     46,799    39,415      35,355    32,070     30,007     26,160
Research and development                          19,228    16,863     14,706    12,536      11,864    10,085      7,919      6,023
In process research and development                    -         -          -         -           -         -     39,176          -
Marketing, general and administrative             13,208    11,251     10,733    10,132       8,210     8,144      7,627      6,180
Costs of merger                                        -       866          -         -           -         -          -          -
Impairment of intangible assets                        -         -          -         -           -     4,311          -          -
Income (loss) from operations                     31,633    27,851     21,360    16,747      15,281     9,530    (24,715)    13,957
Gain on sale of investments                            -         -     26,800         -           -         -          -          -
Net income (loss)                               $ 22,532  $ 19,443   $ 36,969  $ 11,076    $  9,697  $  4,529   $(29,650)  $  9,479


Net income (loss) per share - basic (5)         $   0.16  $   0.14   $   0.27  $   0.08    $   0.07  $   0.03   $  (0.23)  $   0.07
Shares used in per-share calculation - basic     140,726   139,828    134,978   134,182     132,800   131,686    129,932    128,626

Net income (loss) per share - diluted (5)       $   0.14  $   0.13   $   0.25  $   0.08    $   0.07  $   0.03   $  (0.23)  $   0.07
Shares used in per-share calculation - diluted   157,020   154,648    147,524   145,342     142,464   140,488    129,932    136,710


*    All financial  information has been restated to reflect the  acquisition of Abrizio Inc. in August 1999,  which was accounted for as a pooling of interests.

(1)  Income  (loss) from  operations  and net income  includes a $0.9 million  charge for costs of merger for the  acquisition  of
     Abrizio Inc.

(2)  Income  (loss) from  operations  includes  gains of $26.8  million and the related tax  provision  of $3.6 million on sale of investments.

(3)  Income (loss) from  operations and net income  includes a $4.3 million charge for impairment of intangible assets.

(4)  Income (loss) from operations and net income includes a $39.2 million charge for in process research and development.

(5)  Reflects 2-for-1 stock splits effective February 2000 and April 1999.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Some statements in this report constitute "forward looking statements" within the meaning of the federal securities laws, including those statements relating to:

-    revenues;
-    gross margins;
-    gross profit;
- research and development expenses marketing, general and administrative expenditures; and
-    capital resources sufficiency.

Our results may differ materially from those expressed or implied by the forward-looking statements for a number of reasons, including those described below in "Factors You Should Consider Before Investing in PMC-Sierra." We may not, nor are we obliged to, release revisions to forward-looking statements to reflect subsequent events.

We issued a two-for-one stock dividend on May 14, 1999 and another on February 14, 2000. Share numbers and prices in this report have been adjusted to reflect these events.

General. We design, develop, market and support high-performance semiconductor solutions for advanced telecommunications and data communications networking markets. Our products are used in the broadband communications infrastructure and high bandwidth networks. We supply ATM, SONET/SDH, T1/E1, T3/E3 and ethernet semiconductors.

In January and March 2000, we announced acquisitions of Toucan Technology Limited, AANetcom Inc. and Extreme Packet Devices ("Extreme") in exchange for approximately 7 million shares of Common Stock and options to purchase Common Stock. This includes an estimated 1.9 million shares of Common Stock and Options for the purchase Extreme. The exact number of shares will vary along with the market price of our Common Stock until the Extreme transaction closes. We expect to account for these transactions using the pooling-of-interests method.

In September 1999, we acquired Abrizio, Inc., a fabless semiconductor company that specializes in broadband switch chip fabrics used in core ATM switches, digital cross-connects, and terabit routers. We issued approximately 8,704,000 shares of Common Stock and stock options in exchange for all of the equity securities of Abrizio.

The transaction was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the results of operations, financial position and cash flows of Abrizio as though it had always been a part of PMC.

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

We paid $55.0 million in total consideration to acquire IGT. We paid $17.8 million cash to IGT shareholders, $9.0 million cash to IGT creditors and issued approximately 2,516,000 shares of Common Stock and options to purchase Common Stock. The purchase price also included $850,000 in professional fees and other direct acquisition costs (see note 2 of the Consolidated Financial Statements).

The IGT acquisition was accounted for as a purchase. The amount allocated to in process research and development ("IPR&D") of $37.7 million was expensed on the acquisition date. Our valuation employed the SEC's guidelines regarding acceptable methodologies for valuing IPR&D. We considered the stage of completion of individual projects and the risk associated with the stage of completion of the technology.

During the third quarter of 1998, we determined that a portion of the intangible assets recognized in connection with the IGT acquisition was impaired as we had terminated development work on a project. We recorded an impairment of intangible assets of $4.3 million because we determined that the developed and core technology related to this project was not technologically feasible and had no alternative future use.


Results of Operations

Net Revenues ($000,000)
-----------------------

                                 1999     Change     1998      Change     1997
--------------------------------------------------------------------------------

Networking products             $245.2      76%     $139.5       63%     $ 85.5
Non-networking - other          $ 17.3     (22%)    $ 22.3      (38%)    $ 35.8
Non-networking - modem               -                   -     (100%)    $  5.9
--------------------------------------------------------------------------------
Total net revenues              $262.5      62%     $161.8       27%     $127.2
                             ===================================================


Net revenues increased 62% in 1999 as the growth in volume of sales of networking products exceeded the decline in revenues from non-networking products.

Networking revenues grew 76% in 1999 and 63% in 1998. Our growth was driven by growth in our customers' networking equipment business and our customers' continued transition from designs based on custom semiconductors to designs based on standard semiconductors.

Non-networking - other revenues, which include custom and other semiconductor revenues, declined 22% from 1998 to 1999 and 38% from 1997 to 1998. This reflects our strategic decision to restructure our other non-networking business and to focus on networking semiconductor business. We are supporting non-networking products for existing customers, but have not developed any further products of this type since 1996.

Consistent with our 1996 restructuring, we exited the modem chipset business and sold all our modem chipset inventories in 1997. No future revenues are expected from that business.


Gross Profit ($000,000)
-----------------------

                                           1999   Change   1998   Change   1997
--------------------------------------------------------------------------------

Networking products                      $199.2    76%   $113.1    63%    $69.5
  Percentage of networking revenues         81%             81%             81%

Non-networking products                    $7.9   (25%)   $10.5   (57%)   $24.6
  Percentage of non-networking revenues     46%             47%             69%

Total gross profit                       $207.1    68%   $123.6    31%    $94.1
  Percentage of net revenues                79%             76%             74%

Total gross profit increased 68% from 1998 to 1999 and 31% from 1997 to 1998 as increased gross profit from higher sales volumes of networking products offset a decline in gross profit due to lower revenues and margins from non-networking products.

Networking gross profit in 1999, as a percentage of revenues, was consistent with 1998 and 1997. Lower wafer costs, higher wafer yields and new product production ramps offset reductions in average selling prices for sales of existing products.

The gross margins of these products were high relative to overall gross margins in the semiconductor industry because our chips are highly complex and are sold in relatively low volumes. In 1999, each of our networking products accounted for less than 10% of total networking revenue. We believe that, as the market for our networking products grows and customers purchase in greater volumes, gross profit as a percentage of revenues will decline.

Non-networking gross profit decreased by 25% from 1998 to 1999 and 57% from 1997 to 1998. Our non-networking gross profit continues to decline because of the lack of new products.

Other Costs and Expenses ($000,000)
-----------------------------------


                                        1999    Change    1998    Change   1997
--------------------------------------------------------------------------------

Research and development                $63.3     76%     $35.9     57%   $22.9
  Percentage of net revenues              24%               22%             18%

Marketing, general & administrative     $44.1     51%     $29.2     25%   $23.4
  Percentage of net revenues              17%               18%             18%

Amortization of goodwill                $ 1.3     37%     $ 0.9    205%   $ 0.3
  Percentage of net revenues               0%                1%              0%

Costs of merger                         $ 0.9       -         -       -       -
  Percentage of net revenues               0%                 -               -

In process research & development           -       -     $39.2       -       -
  Percentage of net revenues                                24%               -

Impairment of intangible assets             -       -     $ 4.3       -       -
  Percentage of net revenues                -                3%               -

Restructuring and other costs               -       -         -       -   $(1.4)
  Percentage of net revenues                -                 -             (1%)


Research and Development and Marketing, General and Administrative Expenses. Our research and development ("R&D") expenses increased both in absolute dollars and as a percentage of net revenues in 1999 and in 1998. R&D expenditures increased in 1999 and 1998 because we hired more employees, expanded R&D subcontracting and acquired Abrizio Inc. and IGT. Substantially all R&D activity carried out in 1999, 1998 and 1997 related to networking products.

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

From 1998 to 1999 and from 1997 to 1998, we increased total marketing, general and administrative expenses by 51% and 25% respectively. From 1998 to 1999, these expenses as a percentage of total net revenues declined because many marketing, general and administrative expenses are fixed in the short term. Therefore, during periods of rising revenues, these expenses decline as a percentage of revenues. We expect marketing, general and administrative costs to increase in absolute dollars during 2000.

Amortization of Goodwill. Goodwill amortization increased from 1998 to 1999 and from 1997 to 1998 as we amortized the goodwill recorded as a result of the acquisition of IGT. Our strategic plan anticipates acquiring companies or assets in 2000. The purchase method of accounting may be used to account for these acquisitions. This could result in significant goodwill amortization charges in future period which could materially impact our operating results.

Costs of Merger. We incurred approximately $900,000 in merger costs related to the 1999 acquisition of Abrizio. We expect to incur significant merger costs related to future acquisitions.

In Process Research and Development ("IPR&D"). No IPR&D charges were incurred in 1999. Our operating earnings could be materially impacted from significant IPR&D charges if we acquire companies or assets in 2000 and use the purchase method of accounting.

In 1998, we recorded IPR&D expenses of $39.2 million. These charges include $37.8 million related to the acquisition of IGT and $1.4 million related to the acquisition of technology which had not reached technological feasibility and had no alternative future use.

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

The calculations of value assigned to the IPR&D reflected the efforts of IGT prior to the close of the acquisition. The estimated completion percentage, estimated technology life and projected introduction date of the three development projects as of the acquisition date were as follows:

                         Percent           Technology          Introduction
    Project             Completed             Life                 Date
    -------             ---------             ----                 ----

Project A                    78%              5 years               1999
Project B                    83%              5 years               1999
Project C                    65%              6 years               1998

Project A related to the development of an ATM switching system. Projects B and C related to the segmentation and reassembly ("SAR") of data in an ATM network.

We completed project A in the first quarter of 1999 and were in full production by the end of the year. We completed development of Project B in the fourth quarter of 1998 and were in full production in the first quarter of 1999. This was consistent with our initial estimates used in the valuation of the projects. We terminated development on Project C during the third quarter of 1998 (see `Impairment of Intangible Assets').

Research and development efforts related to Project A and B are substantially complete and actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Products related to Project A and B from the IGT acquisition have been introduced to the market in the last nine to twelve months. Shipment volumes of products from acquired technologies are not material to our overall position at the present time. Therefore, it is difficult to determine the accuracy of overall revenue projections early in the technology or product life cycle. Failure to achieve the expected levels of revenues and net income from these products will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

Impairment of Intangible Assets. During the third quarter of 1998, we abandoned a development project. We determined that a portion of the intangible assets recognized in connection with the IGT acquisition was impaired.

The terminated project related to ongoing development of a Segmentation-and-Reassembly chip used to convert data packets to ATM data cells (refer to Project C in "In Process Research and Development" above). The few customers who were using a predecessor chip were notified of the termination of all future development of this technology.
The technology was specialized and has no alternative future use.

Interest and Other Income, Net ($000,000)
-----------------------------------------


                                    1999     Change     1998     Change    1997
--------------------------------------------------------------------------------

Interest and other income, net      $7.2      148%      $2.9      190%     $1.0
  Percentage of net revenues          3%                  2%                 1%


Interest and Other Income, net. Higher cash balances available to earn interest caused interest income to increase in 1999, 1998 and 1997. In addition, in 1999 we included approximately $792,000 of income which came as a result of an equity interest in another company. Interest expense decreased in 1999 and 1998 due to lower capital leases. This reduction was partially offset by additional interest expense from debt assumed from Abrizio and leases assumed from IGT.

Provision for Income Taxes. Our 1999 and 1998 income tax provision primarily reflects the provision for income taxes for our Canadian subsidiary. Our U.S. taxes for 1999 and 1998 were largely eliminated by tax losses realized from our 1996 restructuring charge. The $39.2 million charge for IPR&D and the related $4.3 million impairment of intangible assets taken in 1998 are non-deductible and will not result in any future tax benefits.

Recently issued accounting standards. In June 1998, the FASB issued Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. We expect to adopt the new Statement effective January 1, 2001. The Statement will require the recognition of all derivatives on our consolidated balance sheet at fair value. We anticipate that the adoption of this Statement will not have a significant effect on our operating results or financial position.

Liquidity and Capital Resources. Cash and cash equivalents and short-term investments increased from $89.4 million at the end of 1998 to $190.7 million at the end of 1999. During 1999, operating activities provided $106.2 million in cash. The net income of $90.0 million in 1999 includes non-cash charges of $17.6 million for depreciation, $5.9 million for amortization and a non-cash credit of $26.8 million for gains from the sale of certain investments.

During 1999, we spent $9.1 million on investments and $30.7 million on new plant and equipment. We also used cash to increase short-term investments by $55.7 million and to reduce our debt and capital lease obligations by $8.6 million. We received $4.0 million in a wafer fabrication deposit refund, $28.6 million from our sale of an investment and $11.3 million by issuing Common Stock, principally under our stock option and purchase plans.

Our principal source of liquidity at December 26, 1999 was our cash, cash equivalents and short-term investments of $190.7 million. We also have a line of credit with a bank that allows us to borrow up to $15 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent.

We  have  supply   agreements  with  two   independent   foundries  that  supply
substantially all of the wafers for our products. We have made deposits to secure access to wafer fabrication capacity under both of these agreements. At December 31, 1999 and 1998, we had $19.1 and $23.1 million, respectively, in deposits with the foundries. Under these agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements but we are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms. We expect to spend $6.1 million in additional deposits to secure foundry capacity in 2000 and to receive a refund of $4.6 million of existing deposits.

We purchased $39.1 million in goods from our foundry suppliers during 1999 compared to $22.4 million in 1998. Those amounts may not be indicative of any future period since wafer prices and our volume requirements may change.

In each year, we are entitled to receive a refund of a portion of these deposits. The amount to be received is based on the annual purchases from those foundries compared to the target levels in the agreements. Based on 1999 purchases, we received a $4.0 million refund from one of the foundries in the first quarter of 2000. If we do not receive our deposits back during the term of the agreements, then they will be returned to us at the end of the term.

We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital and capital expenditure requirements through the end of 2000. We expect to purchase or arrange capital leases for approximately $55.0 million of new capital expenditures during 2000. In 1999, actual capital expenditures totaled $30.7 million.


FACTORS THAT YOU SHOULD CONSIDER BEFORE INVESTING IN PMC-SIERRA
---------------------------------------------------------------

Our company is subject to a number of risks - some are normal to the fabless networking semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this report before investing in PMC. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

As a result of these risks, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment.

If one or more of our customers changes their ordering pattern or if we lose one or more of our customers, our revenues could decline

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Lucent Technologies and Cisco Systems each accounted for more than 10% of our fiscal 1999 revenues. We do not have long-term volume purchase commitments from any of our major customers.

Our customers often shift buying patterns as they manage inventory levels, decide to use competing products, are acquired or divested, market different products, change production schedules or change their orders for other reasons. If one or more customers were to delay, reduce or cancel orders, our overall order levels may fluctuate greatly, particularly when viewed on a quarterly basis.

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

         As our customers increase the frequency by which they design next generation systems and select the chips for those new systems, our competitors have an increased opportunity to convince our customers to switch to their products, which may cause our revenues to decline

The markets for our products are intensely competitive and subject to rapid technological advancement in design tools, wafer manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors.

We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customers' products.

Major domestic and international semiconductor companies, such as Intel, IBM, and Lucent Technologies, are concentrating an increasing amount of their substantially greater financial and other resources on the markets in which we participate. This represents a serious competitive threat to PMC. Emerging companies also provide significant competition in our segment of the semiconductor market.

Our competitors include Applied Micro Circuits Corporation, Broadcom, Conexant Systems, Cypress Semiconductor, Dallas Semiconductor, Galileo Technology, Integrated Device Technology, IBM, Infineon, Intel, Lucent Technologies, Motorola, MMC Networks, Texas Instruments, Transwitch and Vitesse Semiconductor. Over the next few years, we expect additional competitors, some of which also may have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our broad range of products. Competition is particularly strong in the market for optical networking and optical telecommunication chips, in part due to the market's growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. These companies, individually or collectively, could represent future competition for many design wins, and subsequent product sales.

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

         If demand for our customers' products changes, including due to a downturn in the networking industry, our revenues could decline

Our customers routinely build inventories of our products in anticipation of end demand for their products. Many of our customers have numerous product lines, numerous component requirements for each product, and sizeable and very complex supplier structures. This makes forecasting their production requirements difficult and can lead to an inventory surplus of certain of their suppliers' components.

In the past, some of our customers have built PMC component inventories that exceeded their production requirements. Those customers materially reduced their orders and impacted our operating results. This may happen again.

In addition, while all of our sales are denominated in US dollars, our customers' products are sold worldwide. Any major fluctuations in currency exchange rates could materially affect our customers' end demand, and force them to reduce orders, which could cause our revenues to decline.

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

         If there is not sufficient market acceptance of the recently developed specifications and protocols on which our new products are based, we may not be able to sustain or increase our revenues

We recently introduced a number of ethernet switch products which function at gigabit and fast ethernet speeds. Gigabit ethernet involves the transmission of data over ethernet protocol networks at speeds of up to one billion bits per second. Fast ethernet transmits data over these networks at speeds of up to 100 megabits per second. While gigabit and fast ethernet are well established, it is not clear whether products meeting these protocols will be competitive with products meeting alternative protocols, or whether our products will be sufficiently attractive to achieve commercial success.

Some of our other recently introduced products adhere to specifications developed by industry groups for transmissions of data signals, or packets, over high-speed fiber optics transmission standards. These transmission standards are called synchronous optical network, or SONET, in North America, and synchronous data hierarchy, or SDH in Europe. The specifications, commonly called packet-over-SONET/SDH, may be rejected for other technologies, such as mapping IP directly onto fiber. In addition, we can not be sure whether our products will compete effectively with packet-over-SONET/SDH offerings of other companies.

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

Our  business   strategy   contemplates   acquisition  of  other   companies  or
technologies, which could adversely affect our operating performance

We recently acquired or have announced acquisitions of four companies, three of which have design wins for their products. The design wins have not yet generated significant revenue. These or any follow on products may not achieve commercial success. These acquisition may not generate future revenues or earnings.

Acquiring products, technologies or businesses from third parties is an integral part of our business strategy. Management may be diverted from our operations while they identify and negotiate these acquisitions and integrate an acquired entity into our operations. Also, we may be forced to develop expertise outside our existing businesses, and replace key personnel who leave due to an acquisition. We have not previously attempted to integrate several acquisitions simultaneously and may not succeed in this effort.

A future acquisition could adversely affect operating results. In particular, if we were to acquire a company or assets and record the acquisition as a purchase, we may capitalize a significant goodwill asset. This asset would be amortized over its expected period of benefit. The resulting amortization expense could seriously impact operating results for many years.

An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, or issue additional equity. If we issue more equity, we may dilute our common stock with securities that have an equal or a senior interest.

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

We may not be able to meet customer demand for our products if we do not accurately predict demand or if we fail to secure adequate wafer fabrication or assembly capacity

Anticipating demand is difficult because our customers face volatile pricing and demand for their end-user networking equipment. If our customers were to delay, cancel or otherwise change future ordering patterns, we could be left with unwanted inventory.

Recently, our suppliers, particularly silicon wafer suppliers, have experienced an increase in the demand for their products or services. If our silicon wafer or other suppliers are unable or unwilling to increase productive capacity in line with the growth in demand, we may suffer longer production lead times. Longer production lead times require that we forecast the demand for our products further into the future. Thus, a greater proportion of our manufacturing orders will be based on forecasts, rather than actual customers orders. This increases the likelihood of forecasting errors. These forecasting errors could lead to excess inventory in certain products and insufficient inventory in others, which could adversely affect our operating results.

In addition, if our suppliers are unable or unwilling to increase productive capacity in line with demand, we may suffer supply shortages or be allocated supply. A shortage in supply could adversely impact our ability to satisfy customer demand, which could adversely affect our customer relationships along with our current and future operating results.

         We rely on a limited source of wafer fabrication, the loss of which could delay and limit our product shipments

We do not own or operate a wafer fabrication facility. Two outside foundries supply most of our semiconductor device requirements. Our foundry suppliers also produce products for themselves and other companies. In addition, we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the foundries we use are unable or unwilling to manufacture our products in required volumes, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, to satisfy our production requirements.

Some companies which supply our customers are similarly dependent on a limited number of suppliers to produce their products. These other companies' products may be designed into the same networking equipment into which we are designed. Our order levels could be reduced materially if these companies are unable to access sufficient production capacity to produce in volumes demanded by our customers because our customers may be forced to slow down or halt production on the equipment into which we are designed.

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

We depend on a limited number of design software suppliers, the loss of which could impede our product development

A limited number of suppliers provide the computer aided design, or CAD, software we use to design our products. Factors affecting the price, availability or technical capability of these products could affect our ability to access appropriate CAD tools for the development of highly complex products. In particular, the CAD software industry has been the subject of extensive intellectual property rights litigation, the results of which could materially change the pricing and nature of the software we use. We also have limited control over whether our software suppliers will be able to overcome technical barriers in time to fulfill our needs.

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

The loss of personnel could preclude us from designing new products

To succeed, we must retain and hire technical personnel highly skilled at the design and test functions used to develop high speed networking products and related software. The competition for such employees is intense. We, along with our peers, customers and other companies in the communications industry, are facing intense competition for those employees from our peers and an increasing number of startup companies which are emerging with potentially lucrative employee ownership arrangements.

We do not have employment agreements in place with our key personnel. We issue common stock options that are subject to vesting as employee incentives. These options, however, are effective as retention incentives only if they have economic value.

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

Patent disputes in the semiconductor industry are often settled through cross-licensing arrangements. Because we currently do not have a substantial portfolio of patents compared to our larger competitors, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. We are therefore more exposed to third party claims than some of our larger competitors and customers.

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

Our stock price has been and may continue to be volatile

In the past, our common stock price has fluctuated significantly. This could continue as our or our competitors announce new products, our and our peers or customers' results fluctuate, conditions in the networking or semiconductor industry change or investors change their sentiment toward technology stocks.

In addition, increases in our stock price and expansion of our price-to-earnings multiple may have made our stock attractive to momentum or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.


Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

The following discussion regarding our risk management activities contains "forward-looking statements" that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

We are exposed to foreign currency fluctuations through our operations in Canada and elsewhere. In our effort to hedge this risk, we typically forecast our operational currency needs, purchase such currency on the open market at the beginning of an operational period, and hold these funds as a hedge against currency fluctuations. We usually limit the operational period to 3 months or less. While we expect to utilize this method of hedging our foreign currency risk in the future, we may change our hedging methodology and utilize foreign exchange contracts that are currently available under our operating line of credit agreement.

Occasionally, we may not be able to correctly forecast our operational needs. If our forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At the end of 1999, we did not have significant foreign currency denominated net asset or net liability positions, and we had no outstanding foreign exchange contracts.

We maintain cash equivalent and short-term investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. We occasionally hold short-term investments beyond 120 days, and the market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. We do not hedge this exposure because short-term fluctuations in interest rates would not likely have a material impact on interest earnings. We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had approximately $106.6 million in outstanding short-term investments at the end of 1999.

YEAR 2000 COMPUTER SYSTEMS ISSUES UPDATE

To date our systems and software have not experienced any material disruption due to the onset of the Year 2000, and we have completed our Year 2000 preparedness activities. All of our systems are operating normally, as are those of our customers and suppliers. Our expenditures on the year 2000 issue were immaterial.

ITEM 8.   Financial Statements and Supplementary Data.

The chart entitled "Quarterly Data (Unaudited)" contained in Item 6 Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.



                                PMC-Sierra, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements Included in Item 8:

                                                                                         Page

Report of Deloitte & Touche LLP, Independent Auditors.................................    --
Consolidated Balance Sheets at December 31, 1999 and 1998.............................    --
Consolidated Statements of Operations for each of the three years in the period
    ended December 31, 1999...........................................................    --

Consolidated Statements of Stockholders' Equity for each of the three years in
    the period ended December 31, 1999................................................    --

Consolidated Statements of Cash Flows for each of the three years in the period
    ended December 31, 1999...........................................................    --

Notes to Consolidated Financial Statements............................................    --

Schedules for each of the three years in the period ended December 31, 1999 included in Item 14 (d):

II  Valuation and Qualifying Accounts.................................................    --

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.


              Report of Deloitte & Touche LLP, Independent Auditors

The Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMC-Sierra, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Vancouver, British Columbia
January 17, 2000 (March 3, 2000, as to Note 14)



                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                                       December 31,
                                                                                -----------------------------
                                                                                   1999            1998

ASSETS
Current assets:
  Cash and cash equivalents                                                        $  84,091       $  38,507
  Short-term investments                                                             106,636          50,893
  Accounts receivable, net of allowance for doubtful accounts
   of $1,244 ($1,128 in 1998)                                                         35,698          26,227
  Inventories, net                                                                     7,208           3,617
  Deferred income taxes                                                                9,270           1,506
  Prepaid expenses and other current assets                                            6,822           4,045
  Short-term deposits for wafer fabrication capacity                                   4,637           4,000
                                                                                -------------    -----------
    Total current assets                                                             254,362         128,795

Property and equipment, net                                                           45,489          32,452
Goodwill and other intangible assets, net of accumulated
  amortization of $9,961 ($6,455 in 1998)                                             15,280          19,629
Investments and other assets                                                          12,356           4,500
Deposits for wafer fabrication capacity                                               14,483          19,120
                                                                                ------------     -----------
                                                                                   $ 341,970       $ 204,496
                                                                                =============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $  11,333       $   8,964
  Accrued liabilities                                                                 15,765          14,694
  Deferred income                                                                     34,486          12,517
  Income taxes payable                                                                26,183          13,897
  Current portion of obligations under capital leases and long-term debt               1,348           5,111
                                                                                -------------    -----------
    Total current liabilities                                                         89,115          55,183

Deferred income taxes                                                                  9,091           4,357
Noncurrent obligations under capital leases and long-term debt                         1,080           5,894
Commitments and contingencies (Note 7)

Special shares convertible into 4,242 (5,036 in 1998) common stock                     6,998           8,387

Stockholders' equity
  Preferred stock, par value $0.001; 5,000 shares authorized:
    none issued or outstanding in 1999 and 1998                                            -               -
  Common stock and additional paid in capital, par value $0.001;
    200,000 shares authorized (100,000 shares in 1998)
    136,812 shares issued and outstanding (125,660 in 1998)                          206,790         191,134
  Deferred stock compensation                                                         (2,487)         (1,822)
  Retained earnings (accumulated deficit)                                             31,383         (58,637)
                                                                                -------------    ------------
    Total stockholders' equity                                                       235,686          130,675
                                                                                -------------    -----------
                                                                                   $ 341,970        $ 204,496
                                                                                =============    ============

See notes to consolidated financial statements.



                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)


                                                                             Year Ended December 31,
                                                                ------------------------------------------------
                                                                       1999             1998             1997


Net revenues                                                        $ 262,477        $ 161,812        $ 127,166

Cost of revenues                                                       55,363           38,220           33,065
                                                                --------------   --------------  ---------------
  Gross profit                                                        207,114          123,592           94,101

Other costs and expenses:
  Research and development                                             63,333           35,891           22,880
  Marketing, general and administrative                                44,072           29,246           23,366
  Amortization of goodwill                                              1,252              915              300
  Costs of merger                                                         866                -                -
  Acquisition of in process research and development                        -           39,176                -
  Impairment of intangible assets                                           -            4,311                -
  Restructuring and other costs                                             -                -           (1,383)
                                                                --------------   --------------  ---------------
Income from operations                                                 97,591           14,053           48,938
Interest and other income, net                                          7,232            2,875              973
Gain on sale of investments                                            26,800                -                -
                                                                --------------   --------------  ---------------
Income before provision for income taxes                              131,623           16,928           49,911

Provision for income taxes                                             41,603           22,873           15,727
                                                                --------------   --------------  ---------------
Net income (loss)                                                   $  90,020        $  (5,945)       $  34,184
                                                                ==============   ==============  ===============
Net income (loss) per common share - basic                          $    0.66        $   (0.05)       $    0.27
                                                                ==============   ==============  ===============
Net income (loss) per common share - diluted                        $    0.60        $   (0.05)       $    0.26
                                                                ==============   ==============  ===============

Shares used in per share calculation - basic                          137,428          130,760          124,756
Shares used in per share calculation - diluted                        151,134          130,760          131,122

See notes to consolidated financial statements.




                                PMC-Sierra, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                  Common Stock
                                                                 and Additional
                                                                    Paid in
                                            Common Stock            Capital          Deferred                            Total
                                        ----------------------------------------      Stock        Accumulated    Stockholders
                                          Number of Shares           Amount       Compensation       Deficit            Equity

Balances at December 31, 1996                     114,588        $ 135,320         $      -          $ (86,876)      $  48,444
Conversion of special shares
  into common stock                                 1,276            1,701                -                  -           1,701
Issuance of common stock
  under stock benefit plans                         3,136            6,385                -                  -           6,385
Net income                                              -                -                -             34,184          34,184
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                     119,000          143,406                -            (52,692)         90,714
Conversion of special shares
  into common stock                                 1,436            2,406                -                  -           2,406
Issuance of common stock
  under stock benefit plans                         3,564           14,338                -                  -          14,338
Issuance of common stock and
stock options to acquire Integrated
Telecom Technology, Inc.                            1,660           28,221                -                  -          28,221
Deferred stock compensation                             -            2,763           (2,763)                 -               -
Amortization of deferred
  stock compensation                                    -                -              941                  -             941
Net loss                                                -                -                -             (5,945)        (5,945)
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                     125,660        $ 191,134         $ (1,822)         $ (58,637)      $ 130,675
Conversion of special shares
  into common stock                                   792            1,389                -                  -           1,389
Issuance of common stock
  under stock benefit plans                        10,272           11,180                -                  -          11,180
Conversion of warrants
  into common stock                                    88               75                -                  -              75
Deferred stock compensation                             -            3,012           (3,012)                 -               -
Amortization of deferred
  stock compensation                                    -                -            2,347                  -           2,347
Net income                                              -                -                -             90,020          90,020
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                     136,812        $ 206,790         $ (2,487)          $ 31,383       $ 235,686
------------------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

                                                       PMC-Sierra, Inc.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       Increase (Decrease) in cash and cash equivalents
                                                        (in thousands)
                                                                                            Year Ended December 31,
                                                                                 -----------------------------------------------
                                                                                     1999             1998            1997
Cash flows from operating activities:
  Net income (loss)                                                                   $ 90,020         $ (5,945)       $ 34,184
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation of plant and equipment                                                 17,627           11,440           7,787
    Amortization of intangibles                                                          3,599            2,850           1,363
    Amortization of deferred stock compensation                                          2,347              941               -
    Deferred income taxes                                                               (3,030)          (1,172)          3,082
    Equity in income of investee                                                          (792)               -               -
    Gain on sale of investments                                                        (26,800)               -               -
    Acquisition of in process research and development                                       -           39,176               -
    Impairment of intangible assets                                                          -            4,311               -
    Loss on disposal of equipment                                                            -                -             258
    Recovery related to restructuring provision                                              -                -          (1,383)
    Changes in operating assets and liabilities:
      Accounts receivable                                                               (9,471)          (9,861)         (1,196)
      Inventories                                                                       (3,591)             137           4,662
      Prepaid expenses and other                                                        (1,780)          (1,370)          1,000
      Accounts payable and accrued liabilities                                           3,842            1,484          (1,530)
      Income taxes payable                                                              12,286            5,117           4,730
      Deferred income                                                                   21,969           10,419           2,098
      Accrued restructuring costs                                                            -                -         (14,942)
      Net liabilities associated with discontinued operations                                -             (301)         (1,299)
                                                                                 --------------  ---------------  --------------
        Net cash provided by operating activities                                      106,226           57,226          38,814
                                                                                 --------------  ---------------  --------------

Cash flows from investing activities:
  Purchases of short-term investments                                                 (109,635)         (53,001)        (59,187)
  Proceeds from sales and maturities of short-term investments                          53,892           43,442          24,877
  Purchases of plant and equipment                                                     (30,664)         (22,513)         (8,221)
  Proceeds from sale of equipment and capacity assets                                        -                -           7,631
  Purchases of investments                                                              (9,130)               -          (3,000)
  Proceeds from sale of investments                                                     28,628                -               -
  Purchase of intangible assets                                                           (411)               -               -
  Proceeds from refund of wafer fabrication deposits                                     4,000            4,000               -
  Payment for purchase of Integrated Telecom Technology, Inc.,
    net of cash acquired                                                                     -          (27,165)              -
  Purchase of other in process research and development                                      -           (1,419)              -
                                                                                 --------------  ---------------  --------------
        Net cash used in investing activities                                          (63,320)         (56,656)        (37,900)
                                                                                 --------------  ---------------  --------------

Cash flows from financing activities:
  Proceeds from notes payable                                                            1,817            1,211              50
  Repayment of notes payable and other long-term debt                                   (2,170)            (541)         (2,640)
  Proceeds from sale/leaseback of equipment                                                  -                -           1,107
  Principal payments under capital lease obligations                                    (8,224)          (5,030)        (12,895)
  Proceeds from issuance of common stock                                                11,255           14,338           6,385
                                                                                 --------------  ---------------  --------------
        Net cash provided by (used in) financing activities                              2,678            9,978          (7,993)
                                                                                 --------------  ---------------  --------------

Net increase (decrease) in cash and cash equivalents                                    45,584           10,548          (7,079)
Cash and cash equivalents, beginning of the year                                        38,507           27,959          35,038
                                                                                 ==============  ===============  ==============
Cash and cash equivalents, end of the year                                            $ 84,091         $ 38,507        $ 27,959
                                                                                 ==============  ===============  ==============

See notes to consolidated financial statements.


                                PMC-Sierra, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997


NOTE 1.   Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the "Company" or "PMC" ) provides customers with Internetworking semiconductor system solutions for high speed transmission and networking systems.

Basis of presentation. The accompanying consolidated financial statements include the accounts of PMC-Sierra, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's fiscal year ends on the last Sunday of the calendar year. For ease of presentation, the reference to December 31 has been utilized as the fiscal year end for all financial statement captions. Fiscal years 1999, 1998 and 1997 each consisted of 52 weeks. The Company's reporting currency is the United States dollar.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities as of the dates and for the periods presented. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, sales returns, warranty costs, taxes and contingencies. Actual results may differ from those estimates.

Cash, cash equivalents and short-term investments. Cash equivalents are defined as highly liquid debt instruments with original maturities at the date of acquisition of 90 days or less that have insignificant interest rate risk. Short-term investments are defined as money market instruments with original maturities greater than 90 days, but less than one year.

Under Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized against interest income over the life of the investment.

Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments are included in equity as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

As at December 31, 1999 and 1998, the Company's short-term investments consisted solely of held-to-maturity investments and their carrying value was substantially the same as their market value. Proceeds from sales and realized gains or losses on sales of available-for-sale securities for all years presented were immaterial.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value).

The components of inventories are as follows:

                                                        December 31,
                                                --------------------------------
(in thousands)                                           1999            1998

Work-in-progress                                      $ 4,031         $ 1,761
Finished goods                                          3,177           1,856
                                                ---------------  --------------
                                                      $ 7,208         $ 3,617
                                                ===============  ==============

Property and equipment, net. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or the applicable lease term, whichever is shorter. The carrying value of property and equipment is reviewed periodically for any permanent impairment in value.

The components of property and equipment are as follows:
                                                        December 31,
                                                -------------------------------
(in thousands)                                           1999            1998

Machinery and equipment                               $ 79,521        $ 53,883
Leasehold improvements                                   5,353           2,683
Furniture and fixtures                                   4,484           2,653
                                                ---------------- ---------------
Total cost                                              89,358          59,219
Accumulated depreciation                               (43,869)        (26,767)
                                                ---------------- ---------------
                                                      $ 45,489        $ 32,452
                                                ================ ===============

The Company leases furniture and equipment under long-term capital leases. Accordingly, capitalized costs of approximately $4,301,000 and $17,686,000 at December 31, 1999 and 1998, respectively, and accumulated amortization of approximately $3,738,000 and $12,067,000, respectively, are included in property and equipment.

Goodwill and other intangible assets. Goodwill, developed and core technology and other intangible assets are carried at cost less accumulated amortization, and are being amortized on a straight-line basis over the economic lives of the respective assets, generally three to seven years. Among other considerations, to assess impairment, the Company periodically estimates undiscounted future cash flows to determine if they exceed the unamortized balance of the related intangible asset.

The components of goodwill and other intangible assets, net arose from the following acquisitions:

                                                        December 31,
                                                -------------------------------
(in thousands)                                           1999            1998

PMC-Sierra, Ltd.                                      $  5,390        $  6,665
Bipolar Integrated Technology, Inc.                        170             216
Integrated Telecom Technology, Inc.                      9,720          12,748
                                                ---------------  ---------------
                                                      $ 15,280        $ 19,629
                                                ===============  ===============

Investments in Non-Public Companies. The Company has certain investments in non-publicly traded companies in which it has less that 20% of the voting rights and in which it does not exercise significant influence. These investments are carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

Investments in Equity Accounted investees. Investees in which the Company has between 20% and 50% of the voting rights, and in which the Company exercises significant influence, are accounted for using the equity method.

Deposits for wafer fabrication capacity. Two independent foundries supply substantially all of the Company's products. Under wafer supply agreements with these foundries, the Company has deposits of $19.1 million (1998 - $23.1 million) to secure access to wafer fabrication capacity. During 1999, the Company purchased $30.5 million ($18.3 million and $13.2 million in 1998 and 1997, respectively) from these foundries. Purchases in any year may or may not be indicative of any future period since wafers are purchased based on current market pricing and the Company's volume requirements change in relation to sales of its products.

In each year, the Company is entitled to receive a refund of a portion of the deposits based on the annual purchases from these suppliers compared to the target levels in the wafer supply agreements. Based on 1999 purchases, the Company is entitled to receive a $4.6 million refund from these suppliers in the first quarter of 2000. If the Company does not receive back the balance of its deposits during the term of the agreements, then the outstanding deposits will be refunded to the Company at the termination of the agreements.

Accrued liabilities.  The components of accrued liabilities are as follows:


                                                          December 31,
                                                -------------------------------
(in thousands)                                        1999              1998

Accrued compensation and benefits                   $  7,132           $ 5,482
Accrued royalties                                          -               175
Other accrued liabilities                              8,633             9,037
                                                -------------     --------------
                                                    $ 15,765          $ 14,694
                                                =============    ===============


Foreign currency translation. For all foreign operations, the U.S. dollar is the functional currency. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions are included in interest and other income, net.

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

The  Company's   carrying  value  of  cash  and  cash  equivalents,   short-term
investments, accounts receivable, accounts payable and accrued liabilities approximates fair value because the instruments have a short-term maturity.

The fair value of the Company's long-term debt and obligations under capital leases at December 31, 1999 and 1998 also approximates their carrying value.

The fair value of the deposits for wafer fabrication capacity is not practicably determinable.

Concentrations.  The Company maintains its cash, cash equivalents and short-term
investments  in  investment  grade  financial   instruments  with   high-quality
financial institutions, thereby reducing credit risk concentrations.

At December 31, 1999, approximately 51% (1998 - 41%) of accounts receivable represented amounts due from one of the Company's distributors. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company's credit evaluation process, large number of customers, relatively short collection terms, and the geographical dispersion of sales. The Company generally does not require collateral security for outstanding amounts.

The Company relies on a limited number of suppliers for wafer fabrication capacity.

Revenue recognition. Revenues from product sales direct to customers and minor distributors are recognized at the time of shipment. The Company accrues for warranty costs, sales returns and other allowances at the time of shipment based on its experience. Certain of the Company's product sales are made to major distributors under agreements allowing for price protection and/or right of return on products unsold. Accordingly, the Company defers recognition of revenue on such sales until the products are sold by the distributors.

Interest and other income, net. The components of interest and other income, net are as follows:



                                                Year Ended December 31,
                                   ---------------------------------------------
(in thousands)                           1999             1998            1997

Interest income                      $  7,492         $  3,846        $  3,146
Interest expense (*)                     (812)          (1,006)         (2,020)
Equity in income of investee              792                -               -
Other                                    (240)              35            (153)
                                   -----------    -------------   -------------
                                     $  7,232         $  2,875         $   973
                                   ===========    =============   =============

* consists primarily of interest on long-term debt and capital leases


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

Net income (loss) per common share. Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. The PMC-Sierra Ltd. Special Shares have been included in the calculation of basic net income per share. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants.

Share and per share data presented reflect the two-for-one stock splits effective February 2000 and April 1999.

Segment reporting. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the Company for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, in two segments: networking and non-networking products.

Comprehensive income. Under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), the Company is required to report total comprehensive income and comprehensive income per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company has no comprehensive income items, other than the net income or loss in any of the years presented.

Recently issued accounting standards. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The FASB has subsequently delayed implementation of the standard to the financial years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The impact on the Company's financial statements is not expected to be material.

Reclassifications. Certain prior year amounts have been reclassified in order to conform with the 1999 presentation.


NOTE 2. Business Combinations and Investments in Other Companies

Acquisition of Abrizio, Inc.
---------------------------
In 1999, the Company acquired Abrizio, Inc. ("Abrizio"), a fabless semiconductor company that specializes in broadband switch chip fabrics used in core ATM switches, digital cross-connects, and terabit routers. PMC issued approximately 8,704,000 shares in PMC-Sierra common stock and PMC stock options in exchange for all of the outstanding equity securities and options of Abrizio.

The transaction was accounted for as a pooling of interests and accordingly, all prior periods have been restated.

The historical results of operations of the Company and Abrizio for the periods prior to the merger are as follows:


                                   Six Months
                                     Ended        Year Ended December 31,
                                  -------------  -------------------------------
                                   June 27,             1998            1997
                                     1999
Net revenues
PMC                                 $ 109,426        $ 161,812        $ 127,166
Abrizio                                   850                -                -
                                 -------------    -------------   --------------
Combined                              110,276          161,812          127,166
                                 =============    =============    =============

Net income (loss)
PMC                                    51,715           (2,878)          34,258
Abrizio                                (3,670)          (3,067)             (74)
                                 -------------    -------------   --------------
Combined                            $  48,045        $  (5,945)       $  34,184
                                 =============    =============   ==============

During the quarter ended September 26, 1999, PMC recorded merger-related transaction costs of $866,000 related to the acquisition of Abrizio. These charges, which consist primarily of investment banking and other professional fees, have been included under costs of merger in the Consolidated Statements of Operations.

Acquisition of Integrated Telecom Technology, Inc.
--------------------------------------------------
In 1998, the Company acquired Integrated Telecom Technology, Inc. ("IGT") in exchange for total consideration of $55.0 million consisting of cash paid to IGT stockholders of $17.8 million, cash paid to IGT creditors of $9.0 million and the balance of $28.2 million by the issuance of approximately 1,660,000 shares of common stock and options to purchase approximately 214,000 shares of common stock (based on the market value of PMC common stock on the issuance date). The purchase price includes professional fees and other direct costs of the acquisition totaling $850,000. IGT was a fabless semiconductor company headquartered in Gaithersburg, Maryland with a development site in San Jose, California. Upon consummation of the transaction, IGT was merged with a wholly-owned subsidiary of the Company.

The acquisition was accounted for using the purchase method of accounting and the final allocation among tangible and intangible assets and liabilities was as follows:

Tangible assets                                                          $ 4,598

Intangible assets:
       Developed and core technology                                       7,830
       Assembled workforce                                                 1,050
       Goodwill                                                            9,284

In process research and development ("IPR&D")                             37,757

Liabilities                                                              (4,669)
                                                                      ----------
                                                                         $55,850
                                                                      ==========

The amount allocated to IPR&D of $37.8 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful development was uncertain. In the allocation of the IGT acquisition purchase price to IPR&D consideration was given to the following for each in process project at the time of the acquisition:

(1) the present value of the forecasted cash flows and income that were expected to result from the projects;
(2)      the status of the projects;
(3)      completion costs;
(4)      project risks;
(5)      the value of core technology; and
(6)      the stage of completion of the individual project.

In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contributions of each project. In the determination of the value of IPR&D was determined based on efforts completed as of the date IGT was acquired.

As of the acquisition date, IgT had three development projects in process. In order to develop these projects into commercially viable products, the Company had to complete all planning, designing and testing activities necessary to establish that the products could be produced to meet their design requirements.

Project A was completed in the first quarter of 1999 and was in full production by the end of the year. Project B was in development in the fourth quarter of 1998 and was in full production by the first quarter of 1999. This was consistent with the initial estimates used in the valuation of the project.

During the third quarter of 1998, the Company determined that the intangible value of Project C was impaired. The developed and core technology related to this project in process at the time of acquisition was determined not to be technologically feasible and had no alternative future use. As a result, the Company recognized an impairment of $4.3 million in intangible assets and related goodwill.

NOTE 3.  Investments and Other Assets

The components of Investments and Other Assets are as follows:

                                                          December 31,
                                                  ------------------------------
(in thousands)                                         1999            1998

Investments in Non-Public Companies                $  8,680        $  4,091
Investments in Equity Accounted Investee              3,506
                                                                          -
Other Assets                                            170             409
                                                  -----------     --------------
                                                   $ 12,356        $  4,500
                                                  ===========     ==============



Investments in Non-Public Companies
-----------------------------------

The Company has certain investments in non-publicly traded companies which are generally recorded at cost. In 1999, the Company made investments in various non-publicly traded companies for total cash consideration of $9.1 million (1998
- nil; 1997 - $3 million).

During the second quarter of 1999, the Company recognized a gain related to the disposition of its investment in IC Works, Inc. ("ICW"). ICW was purchased by Cypress Semiconductor, Inc. ("Cypress"), a publicly traded company. As part of the purchase agreement between ICW and Cypress, the Company's preferred shares in ICW, with a nominal book value, were exchanged for 923,600 common shares of Cypress which had a fair market value of approximately $8.6 million. During the same quarter, the Company sold 831,240 of the Cypress common shares resulting in a total pre-tax gain of $ 12.3 million. The remaining 92,360 Cypress common shares are subject to certain escrow restrictions, are not available for sale until first quarter of 2000 and are carried at the nominal book value of the Company's original investment in ICW.

Investments in Equity Accounted Investee
----------------------------------------
During the second quarter of 1999, the Company's investee, Sierra Wireless Inc. ("Sierra Wireless"), which was accounted for under the cost method, completed an initial public offering ("IPO") in Canada. As part of this IPO, the Company's investment in non-voting preferred shares of Sierra Wireless were exchanged for
5.1 million common shares of Sierra Wireless, of which 1.7 million shares were sold as part of the IPO for a pre-tax gain of approximately $14.5 million.

As a result of these transactions, at December 31, 1999, the Company owned approximately 24% of the common shares of Sierra Wireless and accounts for its investment under the equity method. The difference between the carrying value of the investment and the underlying equity in net assets, representing negative goodwill in the amount of $7.4 million, is being amortized to equity in income of investee over a five year period. Included in Interest and other income, net for the year ended December 31, 1999, is equity in income of Sierra Wireless of $792,000.

As at December 31, 1999, the quoted market value of the Company's investment in Sierra Wireless was approximately $152.3 million. The common shares of Sierra Wireless held by the Company are subject to certain resale provisions.

NOTE 4. Line of Credit

At December 31, 1999, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $15 million with interest at the bank's alternate base rate (annual rate of 8.5% at December 31, 1999). The Company cannot pay cash dividends, or make material divestments without the prior written consent of the bank. The agreement expires in May 2001. At December 31, 1999 and December 31, 1998, there were no amounts outstanding under this agreement.


NOTE 5. Obligations Under Capital Leases and Long-Term Debt

Obligations under capital leases and long-term debt are as follows:

                                                               December 31,
                                                        ------------------------
(in thousands)                                               1999         1998

Obligations under capital leases with interest            $ 1,254      $ 9,479
  ranging from 7.4% to 17.9%

Various notes, secured by property and equipment,           1,174          873
  payable in annual installments of approximatley
  $400,000 and with an interest rate of 12.3%
Various unsecured notes, payable in various installments        -          653
  with interest rates ranging from 0% to 9%
                                                        ----------   ----------
                                                            2,428       11,005
Less current portion                                       (1,348)      (5,111)
                                                        ----------   ----------
                                                         $  1,080     $  5,894
                                                        ==========   ==========


Future minimum lease payments at December 31, 1999 under capital leases are as follows:


Year Ending December 31 (in thousands)
2000                                                     $  1,049
2001                                                          268
                                                        ----------
Total minimum lease payments                                1,317
Less amount representing imputed interest                     (63)
                                                        ----------
Present value of future minimum lease payments           $  1,254
                                                        ==========

NOTE 6. Commitments and Contingencies

Operating leases. The Company leases its facilities under operating lease agreements, which expire at various dates through April 30, 2006. Total rent expense for the years ended December 31, 1999, 1998 and 1997 was $3.5 million, $1.8 million and $1.3 million, respectively. Minimum rental commitments under these leases are as follows:


Year Ending December 31 (in thousands)
2000                                                     $  4,122
2001                                                        5,986
2002                                                        5,794
2003                                                        5,771
2004                                                        5,588
thereafter                                                 26,706
                                                        ----------
                                                         $ 53,967
                                                        ==========




Supply agreements. The Company has wafer supply agreement with two independent foundries, which expire in December 2000. Under these agreements, the suppliers are obligated to provide certain quantities of wafers per year. Neither of the agreements have minimum unit volume purchase requirements but the Company is obligated under one of the agreements to purchase in future periods a minimum percentage of its total annual wafer requirements, provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery.

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


NOTE 7.  Special Shares

At December 31, 1999 and 1998, the Company maintained a reserve of 4,242,000 and 5,036,000 shares, respectively, of PMC common stock to be issued to holders of LTD Special Shares and options to purchase LTD Special Shares. The holders of these Special Shares have the right to exchange one A Special Share for eight shares of the Company's common stock, and one B Special Share for 2.18448 shares of the Company's common stock.

These Special Shares of LTD are classified outside of stockholders' equity until such shares are exchanged for PMC common stock. Upon exchange, amounts will be transferred from the LTD Special Shares account to the Company's common stock and additional paid-in capital on the consolidated balance sheet.

NOTE 8. Stockholders' Equity

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

During 1998 and 1999, the Company's stockholders elected to add an additional 50,000,000 and 100,000,000 authorized shares of common stock, respectively, to the 50,000,000 shares of common stock authorized at the end of 1997. The Company currently has an authorized capital of 205,000,000 shares, 200,000,000 of which are designated "Common Stock", $0.001 par value, and 5,000,000 of which are designated "Preferred Stock", $0.001 par value.

Stock Splits. In April 1999, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a stock dividend that was applicable to shareholders of record on April 30, 1999, and effective on May 14, 1999.

In January 2000, the Company's Board of Directors approved another two-for-one split of the Company's common stock in the form of a stock dividend that was applicable to shareholders of record on January 31, 2000, and effective on February 14, 2000.

All references to share and per share data for all periods presented have been adjusted to give effect to effect to these two-for-one stock splits.

Warrants. During 1996, the Company issued a warrant to purchase 100,000 shares of common stock at $2.31 per share to an investment banking firm in settlement for services previously expensed. The warrant expires in August 2000. In August 1999, as a result of the Company's acquisition of Abrizio, Inc., the Company assumed warrants to purchase 174,580 shares of common stock at $1.66 per share. At the end 1999, warrants to purchase 84,278 shares of common stock were outstanding.

NOTE 9. Employee Benefit Plans

Employee Stock Purchase Plan. In 1991, the Company adopted an Employee Stock Purchase Plan ("ESPP") under Section 423 of the Internal Revenue Code. A total of 6,497,012 shares of common stock have been reserved for issuance under the Plan. Under this Plan, eligible employees may purchase a limited amount of common stock at a minimum of 85% of the market value at certain plan-defined dates.

During 1999, 1998 and 1997, respectively, there were 229,518, 385,716 and 420,596 shares issued under the Plan at weighted-average prices of $8.12, $3.07 and $2.60, respectively, per share. The weighted-average fair value of the 1999, 1998 and 1997 awards was $9.32, $2.86 and $1.74 per share, respectively. During 1999, the Company's stockholders authorized an additional 1,257,012 shares to be available under the plan. As of December 31, 1999, there were 2,221,994 shares of common stock available for issuance under the purchase plan.

During 1998, the Company's stockholders elected to add a provision to the ESPP. Under the new terms, the number of shares authorized to be available for issuance under the plan shall be increased automatically on January 1, 1999, and every year thereafter until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares, or (iii) an amount to be determined by the Board of Directors.

Stock Option Plans. The Company has two main stock option plans: the 1987 Incentive Stock Plan and the 1994 Incentive Stock Plan. These plans cover grants of options to purchase the Company's common stock. The options generally expire within five to ten years and vest over four years.

During 1998, the Company's common stockholders elected to add a provision to the 1994 Incentive Stock Plan. Under the new terms, the number of shares authorized to be available for issuance under the plan shall be increased automatically on January 1, 1999 and every year thereafter until the expiration of the plan. The increase will be limited to the lesser of (i) 4% of the outstanding shares on January 1 of each year, (ii) 8,000,000 shares, or (iii) an amount to be determined by the Board of Directors.

In addition, the Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company, and the related options are included in the following table.


Option activity under the option plans was as follows:

                                                                                              Weighted
                                                                                               Average
                                                 Options Available     Number of Options    Exercise Price
                                                    For Issuance          Outstanding          Per Share
                                                 ------------------    -----------------     -------------


Outstanding at December 31, 1996 (5,011,496
    options exercisable at a weighted average
    price of $1.86)                                    6,114,196             12,396,088        $  2.66
    Authorized                                         3,897,642                      -             -
    Granted (weighted average fair value of
       $2.00 per share)                               (5,705,800)             5,705,800        $  4.37
    Exercised                                              -                (2,773,800)        $  1.81
    Expired                                             (144,448)                     -             -
    Cancelled                                          1,936,864            (1,936,864)        $  3.74
                                                    ------------          -------------

Outstanding at December 31, 1997 (5,296,692
    options exercisable at a weighted average
    price of $2.32)                                    6,098,454             13,391,224        $  3.41
    Authorized                                         5,257,656                      -             -
    Granted (weighted average fair value of
       $4.08 per share)                               (7,119,544)             7,119,544        $  5.62
    Exercised                                              -                (3,208,064)        $  1.87
    Expired                                              (54,768)                     -             -
    Cancelled                                            653,564              (653,564)        $  5.49
                                                    ------------          --------------

Outstanding at December 31, 1998 (6,195,466
    options exercisable at a weighted average
    price of $3.30)                                    4,835,362             16,649,142        $  4.57
    Authorized                                         5,028,056
    Granted (weighted average fair value of
       $16.09 per share)                              (9,763,486)            9,763,486         $ 31.12
    Exercised                                                               (3,254,654)        $  2.89
    Expired                                               (2,702)                     -             -
    Cancelled                                            328,206              (328,206)        $ 12.70
                                                    -------------         --------------
Outstanding at December 31, 1999                         425,436             22,829,768        $ 16.04
                                                    =============         ==============




The following table summarizes information concerning options outstanding for the combined option plans at December 31, 1999:



                                            Options Outstanding                              Options Exercisable
                           -----------------------------------------------------     ----------------------------------
                                            Weighted Average
                                               Remaining           Weighted                               Weighted
                                              Contractual          Average                                Average
    Range of Exercise          Number             Life             Exercise               Number          Exercise
         Prices              Outstanding         (years)         Price per share        Exercisable    Price per share
  ---------------------      -----------    ----------------    ----------------     ---------------   ----------------

  $   0.02 - $   3.53         4,926,464           7.02           $    2.11               2,890,980        $ 2.65
  $   3.57 - $   6.25         3,625,274           6.62                4.11               2,792,114          4.12
  $   6.35 - $  14.05         4,902,522           8.11                8.21               2,059,532          8.02
  $  15.99 - $  23.97         5,301,900           9.10               17.37                       0          0.00
  $  32.21 - $  53.07         4,073,608           9.93               51.21                       0          0.00
                            -----------                                               --------------
  $  0.02 -  $ 53.07         22,829,768           8.19               16.04               7,742,626          4.61
                            ===========                                               ==============


Stock-based compensation. In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 and related interpretations in accounting for its stock-based awards. The Company's ESPP is non-compensatory under APB Opinion 25. The Company also does not recognize compensation expense for employee stock options, which are granted with exercise prices equal to the fair market value of the Company's common stock at the date of grant.

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


                                                  Options                               ESPP
                                       -------------------------------      ------------------------------
                                         1999       1998       1997           1999       1998       1997
                                         ----       ----       ----           ----       ----       ----
Expected life (years)                     3.4        3.4        2.6            1.4        1.5        1.4
Expected volatility                       0.7        0.7        0.7            0.7        0.7        0.8
Risk-free interest rate                   5.4%       5.2%       6.0%           5.2%       5.2%       5.9%



If the computed fair values of 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been:

(in thousands except per share amounts):
                                          1999        1998       1997
                                        -------    --------    --------
Net income (loss)                       $64,699    $(17,500)    $29,654
Basic net income (loss) per share          0.47       (0.13)       0.24
Diluted net income (loss) per share        0.43       (0.13)       0.23

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


NOTE 10.  Income Taxes


The income tax provisions,  calculated  under Statement of Financial  Accounting
Standard No. 109 ("SFAS 109"), consist of the following:

                                           Year Ended December 31,
                                  ---------------------------------------------
(in thousands)                           1999            1998             1997
Current:
  Federal                                 $ -             $ -         $ (1,294)
  State                                   525             190                5
  Foreign                              44,108          23,855           13,934
                                  ------------     -----------    --------------
                                       44,633          24,045           12,645
                                  ------------     -----------    --------------
Deferred:
  Federal                                (132)          (132)            1,671
  Foreign                              (2,898)        (1,040)            1,411
                                  ------------    -----------     --------------
                                       (3,030)        (1,172)            3,082
                                  ------------     ----------     --------------
Provision for income taxes           $ 41,603       $ 22,873          $ 15,727
                                  ============    ===========     ==============


A reconciliation between the Company's effective tax rate and the U.S. Federal statutory rate is as follows:


                                                                            Year Ended December 31,
                                                                ------------------------------------------------
(in thousands)                                                            1999            1998             1997

Income (loss) before provision for income taxes                       $131,623        $ 16,928         $ 49,911
Federal statutory tax rate                                                 35%             35%              35%
Income taxes (recovery) at U.S. Federal statutory rate                $ 46,068         $ 5,925         $ 17,469
State taxes, net of federal benefit                                        525               -                -
Net operating losses (utilized) not utilized                            (5,805)          1,002           (4,482)
In-process research and development costs
  relating to IGT acquisition                                                -          13,214                -
In-process research and development costs
  relating to other acquisitions                                             -             497                -
Impairment of intangible assets                                              -           1,509                -
Incremental taxes on foreign earnings                                     (698)            234            2,258
Other                                                                    1,513             492              482
                                                                ---------------  -------------    --------------
Provision for income taxes                                            $ 41,603        $ 22,873         $ 15,727
                                                                ===============  ==============   ==============





Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                    -------------------------
(in thousands)                                          1999             1998
Deferred tax assets:
Net operating loss carryforwards                    $ 53,519         $ 23,968
State tax loss carryforwards                           3,690            1,500
Credit carryforwards                                   5,107            3,497
Reserves and accrued expenses                          4,585              430
Restructuring and other charges                          372            3,245
Deferred income                                        9,270            1,506
                                                    ----------    -----------
Total deferred tax assets                             76,543           34,146
Valuation allowance                                  (67,273)         (32,640)
                                                    ----------    ------------
Total net deferred tax assets                          9,270            1,506
                                                    ----------    ------------
Deferred tax liabilities:
Depreciation                                          (8,885)         (4,015)
Capitalized technology                                  (206)           (342)
                                                    ----------    -----------
Total deferred tax liabilities                        (9,091)         (4,357)
                                                    ----------    -----------
Total net deferred taxes                               $ 179        $ (2,851)
                                                    ==========    ===========


At December 31, 1999, the Company has approximately $157,139,000 of federal net operating losses, which will expire from 2000 to 2019. Include in the federal net operating losses is $13,726,000 which is subject to a limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The Company also has approximately $67,591,000 of state tax loss carryforwards, which expire from 2001 to 2013. The utilization of these state losses is subject to a limitation due to ownership change limitations provided by the various state income tax legislation.

Included in the credit carryforwards are $2,258,000 of federal research and development credits, which will expire from 2000 to 2012, $628,000 of state manufacturer's investment credits which expire from 2002 to 2006, $1,767,000 of foreign tax credits which expire from 2000 to 2003, $41,000 of state research and development credits and $410,000 of federal AMT credits which carryforward indefinitely.

Not included in the deferred assets are approximately $39,547,000 of cumulative tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized.

The pretax income from foreign operations was $119,262,000 in 1999, $62,355,000 in 1998 and $37,391,000 in 1997. Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.


NOTE 11.  Segment Information

The Company has two operating segments: networking and non-networking products. The networking segment consists of internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment. The non-networking segment includes user interface products such as custom, modem and other semiconductors. The Company is supporting these products for existing customers, but has decided not to develop any further products of this type.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross margins from operations of the two segments.

Summarized financial information by segment is as follows:



                                        Year Ended December 31,
                            ------------------------------------------------
(in thousands)                      1999            1998            1997
Net revenues

Networking                      $ 245,186       $ 139,539       $  85,512
Non-Networking                     17,291          22,273          41,654
                            --------------  --------------  --------------
Total                           $ 262,477       $ 161,812       $ 127,166
                            ==============  ==============  ==============


Gross profit

Networking                      $ 199,186       $ 113,063       $  69,529
Non-Networking                      7,928          10,529          24,572
                            --------------  --------------  --------------
Total                           $ 207,114       $ 123,592       $  94,101
                            ==============  ==============  ==============

Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is based on the location of the customer invoiced. Long-lived assets include property and equipment, goodwill and other intangible assets, investments and other assets and deposits for wafer fabrication capacity and is based on the physical location of the assets.

                                        Year Ended December 31,
                             -----------------------------------------------
(in thousands)                      1999            1998            1997
Net revenues
United States                   $ 181,161       $ 110,256       $  89,371
Canada                             38,575          15,780          12,373
Europe and Middle East             14,764          12,431          11,430
Asia                               27,789          23,246          13,693
Other foreign                         188              99             299
                             -------------   --------------  --------------
Total                           $ 262,477       $ 161,812       $ 127,166
                             =============   ==============  ==============


Long-lived assets
United States                   $  30,342        $ 36,796        $ 26,581
Canada                             56,577          38,865          29,297
Other                                 689              40               -
                             -------------   -------------   --------------
Total                           $  87,608        $ 75,701        $ 55,878
                             =============   =============   ==============


The Company has revenues from external customers (1999 and 1998 - 2, 1997 - 1) that exceed 10% of total net revenues as follows:


                                        Year Ended December 31,
                            ------------------------------------------------
(in thousands)                      1999            1998            1997

Networking                      $ 98,050         $ 31,549        $  1,757
Non-Networking                         -           18,579          21,403

NOTE 12.  Restructuring

On September 29, 1996, the Company recorded a restructuring charge in connection with the Company's decision to exit from the modem chipset business and the associated restructuring of the Company's non-networking product operations. In 1997, the company recorded a recovery of $1,383,000 from the reversal of the excess accrued restructuring charge related to the completion of the restructuring. There were no additional amounts incurred related to this restructuring in 1999 and 1998.


NOTE 13.  Net Income (Loss) Per Share


The following  table sets forth the  computation of basic and diluted net income
(loss) per share:


                                                                                      December 31,
                                                                      ---------------------------------------
                                                                           1999           1998          1997
Numerator:
  Net income (loss)                                                     $ 90,020      $ (5,945)      $ 34,184
                                                                       ----------    ----------    ----------

Denominator:
  Basic weighted average common shares outstanding (1)                   137,428       130,760        124,756
  Effect of dilutive securities:
  Stock options                                                           13,590             -          6,310
  Stock warrants                                                             116             -             56
                                                                       ----------     ---------    ----------
  Diluted weighted average common shares outstanding                     151,134       130,760        131,122
                                                                       ==========     =========    ==========

Basic net income (loss) per share                                         $ 0.66       $ (0.05)        $ 0.27
                                                                       ==========    ==========    ==========
Diluted net income (loss) per share                                       $ 0.60       $ (0.05)        $ 0.26
                                                                       ==========    ==========    ==========


(1) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic net income per share.


NOTE 14.  Subsequent Event

In January 2000, the Company acquired Toucan Technology ("Toucan"), a privately held integrated circuit design company located in Ireland. At December 31, 1999, the Company owned seven per cent of Toucan and purchased the remainder for approximately 300,000 shares of PMC Common Stock and options to purchase Common Stock. The acquisition will be accounted as a pooling of interests.

On March 3, 2000, the Company acquired AANetcom, Inc. ("AANetcom"), a privately held fabless semiconductor located in the USA. The Company issued 4.8 million PMC common shares in exchange for all outstanding stock and options of AANetcom. The transaction will be accounted for as a pooling of interests.

On March 3, 2000, the Company also announced the intent to acquire Extreme Packet Devices, Inc. ("Extreme"), a privately held fabless semiconductor company located in Canada. This agreement provides for the Company to issue PMC common shares valued at $415 million (US) in exchange for all outstanding stock and options of Extreme. This transaction, subject to completion, will also be accounted for as a pooling of interests.

The pro forma effects of these combinations on the reported financial position and the results of operation are not presented in this document.

                                    PART III

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


ITEM 10.  Directors and Executive Officers of the Registrant

The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders ("Proxy Statement"). The following sets forth information regarding executive officers of the Company as of March 14, 2000.

       Name            Age                 Position
-----------------     ----    --------------------------------------------------
Robert L. Bailey       42       Chairman of the Board of Directors, President
                                and Chief Executive Officer
Greg Aasen             44       Chief Operating Officer
John W. Sullivan       53       Vice President, Finance and Chief Financial
                                Officer

Officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or officers of the Company.

Mr. Bailey has served as Director of the Company since October 1996 and as President and Chief Executive Officer since July 1997 and Chairman of the Board of Directors since February 2000. In prior years, Mr. Bailey acted as President and Chief Executive Officer of PMC-Sierra, Ltd. Prior to joining the Company, Mr. Bailey was employed by AT&T-Microelectronics from August 1989 to November 1993, where he served as Vice President of Integrated Microperipheral Products. Mr. Bailey was formerly employed by Texas Instruments in various management assignments from June 1979 to August 1989.

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

         2.  Financial Statement Schedules
             -----------------------------
             The  financial   statement  schedule  listed  on  page  36  in  the
             accompanying index to financial  statements and financial statement schedule is filed within this Annual Report on Form 10-K.

         3.  Exhibits
             --------
             The exhibits listed under Item 14(c) are filed as part of this Form 10-K Annual Report.

(b)      Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed by the Company in the quarter ended December 31, 1999.

(c)  Exhibits pursuant to Item 601 of Regulation S-K.
     ------------------------------------------------

       Exhibit                          Description                                         Page
       Number                                                                               Number
      -------  -----------------------------------------------------------------           --------
         2.1   Exchange Agreement dated September 2, 1994 between the Company and             (C)
               PMC-Sierra, Ltd.
         2.2   Amended and Restated Shareholders' Agreement dated September 2, 1994           (C)
               among the Shareholders of PMC-Sierra, Inc.
         2.3   Amendment to Exchange Agreement effective August 9, 1995                       (F)
         2.4   Agreement and Plan of Reorganization dated as of April 15, 1998 by and         (O)
               among PMC-Sierra, Inc., Integrated Telecom Technology, Inc., PMC-Sierra
               (Maryland), Inc. and Samsung Electronics Co., Ltd.
         3.1   Certificate of Incorporation                                                   (I)
        3.1A   Certificate of Amendment to the Certificate of Incorporation                   (N)
               filed June 13, 1997
        3.1B   Certificate of Amendment to the Certificate of Incorporation                   (N)
               filed July 11, 1997
        3.1C   Certificate of Amendment to Certificate of Incorporation of PMC-Sierra,        (P)
               Inc. filed on June 4, 1998.
        3.1D   Certificate of Amendment to Certificate of Incorporation of PMC-Sierra,        (S)
               Inc. filed on July 14, 1999.
         3.2   Bylaws, as amended                                                             (Q)
         4.1   Specimen of Common Stock Certificate                                           (K)
         4.3   Terms of PMC-Sierra, Inc. Special Shares                                       (D)
       10.1B   1987 Incentive  Stock Plan, as amended (B)
        10.2   1991 Employee Stock Purchase plan, as amended (Q)
        10.4   Form of Indemnification  Agreement  between  the  Company and its directors (H) and officers
        10.8   Warrants to Purchase Common Stock                                              (A)
       10.8B   Warrant Purchase Agreement and Warrants to Purchase Shares of Common           (J)
               Stock dated August 28, 1996
       10.17   PMC-Sierra, Inc. 1994 Incentive Stock Plan                                     (E)
       10.18   Deposit Agreement with Chartered Semiconductor Pte. Ltd.*                      (G)
      10.18B   Amendment Agreement (No. 1) to Deposit Agreement with Chartered                (J)
               Semiconductor Pte. Ltd.*
       10.21   PMC-Sierra Inc. (Portland) 1996 Stock Option Plan                              (P)
       10.22   Net Building Lease (PMC-Sierra, Ltd.), dated May 15, 1996                      (J)



       10.23   Revolving Operating Line of Credit Agreement between PMC-Sierra, Inc.          (S)
               and CIBC Inc. dated 11th day of June 1999.
       10.24   Revolving Operating Line of Credit Agreement between PMC-Sierra, Ltd.          (S)
               And CIBC dated 11th day of June 1999.
       10.25   Pledge  Agreement  between  PMC-Sierra,  Inc and CIBC  Inc.  with respect  to shares  of  PMC-Sierra  Ltd dated  11th day of March,
               1998.                                                                          (P)
       10.26   Pledge  Agreement  between  PMC-Sierra,  Inc and CIBC  Inc.  with respect to shares of PMC-Sierra International Inc. dated 27th day
               of April 1998.                                                                 (P)
       10.27   Guarantee Agreement between PMC-Sierra, Inc. and CIBC dated 27th day of        (P)
               April, 1998.
       10.28   1998 PMC-Sierra (Maryland), Inc. Stock Option Plan                             (P)
       10.30   Abrizio Inc. 1997 Stock Option Plan                                            (T)
       10.31   Forecast and Option Agreement among PMC-Sierra, Inc., PMC-Sierra, Ltd.,
               and Taiwan Semiconductor Manufacturing Corporation*                             --
       10.32   Executive Employment Agreement among PMC-Sierra, Inc. and Robert L.             --
               Bailey
       10.33   Executive Employment Agreement among PMC-Sierra, Inc. and Gregory Aasen         --
       10.34   Executive Employment Agreement among PMC-Sierra, Inc. and John W.               --
               Sullivan
        11.1   Calculation of earnings per share                                              (M)
        16.1   Letter regarding change in certifying accountant                               (L)
        21.1   Subsidiaries                                                                    --
        23.1   Consent of Deloitte & Touche LLP, Independent Auditors                          --
        24.1   Power of Attorney                                                              (Q)

* Confidential treatment has been requested as to a portion of this exhibit.

(A)          Incorporated   by  reference  from  the   same-numbered
             exhibit  filed  with  the   Registrant's   Registration
             Statement on Form S-1 (No. 33-39406).


(B)          Incorporated   by  reference  from  the   same-numbered
             exhibit  filed with the  Registrant's  Form 10-K Annual
             Report for the fiscal year ended January 3, 1993.
(C)          Incorporated   by  reference  from  the   same-numbered
             exhibit filed with the  Registrant's  Current Report on
             Form 8-K, filed on September 16, 1994, as amended.
(D)          Incorporated by reference from exhibit 4 of the Schedule
             13-D filed on November 2, 1994 by GTE Corporation.
(E)          Incorporated   by  reference  from  the  same  numbered
             exhibit  filed with the  Registrant's  Form 10-K Annual
             Report for the fiscal year ended January 2, 1994.
(F) Incorporated by reference from exhibit 2.1 filed with Registrant's Current Report on Form 8-K, filed on
             September 6, 1995, as amended on October 6, 1995.
(G)          Incorporated   by  reference  from  the  same  numbered
             exhibit  filed with the  Registrant's  Form 10-K Annual
             Report for the fiscal year ended December 31, 1995.
(H) Incorporated by reference from exhibit 10.21 filed with Registrant's Form 10-Q for the quarter ended June 30,
             1997.
(I)          Incorporated by reference from exhibit 3.1 filed with
             Registrant's Form 10-Q for the quarter ended June 30, 1997.
(J)          Incorporated   by  reference  from  the  same  numbered
             exhibit  filed with the  Registrant's  Form 10-K Annual
             Report for the fiscal year ended December 31, 1996.
(K) Incorporated by reference from exhibit 4.4 filed with the Registrant's Current Report on Form 8-K, filed on August 29, 1997.
(L)          Incorporated  by reference from exhibit 16.1 filed with
             the  Registrant's  Current Report on Form 8-K, filed on
             April 18, 1997.
(M)          Refer to Note 12 of the financial  statements  included in
             Item 8 of Part II of this Annual  Report.
(N)          Incorporated  by reference  from the same numbered
             exhibit filed with the Registrant's Form 10-K Annual
             Report for the fiscal year ended December 31, 1997.
(O)          Incorporated  by reference  from exhibit 2.1 filed with
             the  Registrant's  Current Report on Form 8-K, filed on
             June 3, 1998.
(P)          Incorporated   by  reference  from  the  same  numbered
             exhibit filed with the Registrant's Form 10-Q Quarterly
             Report for the quarterly period ended June 28, 1998.
(Q)          Incorporated by reference from Signatures page of this Annual
             Report.
(R)          Incorporated   by  reference  from  the  same  numbered
             exhibit  filed with the  Registrant's  Form 10-K Annual
             Report for the fiscal year ended December 27, 1998.
(S)          Incorporated   by  reference  from  the  same  numbered
             exhibit filed with the Registrant's Form 10-Q Quarterly
             Report for the quarterly period ended June 27, 1999.
(T)          Incorporated   by  reference  from  the  same  numbered
             exhibit filed with the Registrant's Form 10-Q Quarterly
             Report for the quarterly period ended September 28, 1999.

(d) Financial Statement Schedules required by this item are listed on page __ in the accompanying index to the financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PMC-SIERRA, INC.
                                       (Registrant)


Date:  March 17, 2000                  /s/ Robert L. Bailey
                                       -----------------------------------------
                                       Robert L. Bailey, Chief Executive Officer


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

     Name                      Title                                Date

/s/ James V. Diller      Chairman of the Board and Director     March 17, 2000
James V. Diller

/s/ Robert L. Bailey     Director and Chief Executive Officer   March 17, 2000
Robert L. Bailey

/s/ John W. Sullivan     Vice President Finance, Chief          March 17, 2000
John W. Sullivan         Financial Officer (and
                         Principal Accounting Officer)

/s/ Colin Beaumont       Director                               March 17, 2000
Colin Beaumont

/s/ Frank Marshall       Director                               March 17, 2000
Frank Marshall

/s/ Alexandre Balkanski  Director                               March 17, 2000
Alexandre Balkanski

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                               Allowance for Doubtful Accounts

                            Additions      Additions
  Year      Balance at      charged to     charged to
           beginning of     costs and       other                     Balance at
              year           expenses      accounts     Write-offs   end of year

  1999      $ 1,128           130             -              14        $ 1,244
  1998      $ 1,070           241             -             183        $ 1,128
  1997      $   842           500             -             272        $ 1,070

                                INDEX TO EXHIBITS

Exhibit                 Description                                     Page
Number                                                                  Number
-------  ----------------------------------------------------           ------

 10.31   Forecast and Option Agreement among PMC-Sierra, Inc.,            --
         PMC-Sierra, Ltd.and Taiwan Semiconductor
         Manufacturing Corporation*
 10.32   Executive Employment Agreement among PMC-Sierra, Inc.            --
         and Robert L. Bailey
 10.33   Executive Employment Agreement among PMC-Sierra, Inc.            --
         and Gregory Aasen
 10.34   Executive Employment Agreement among PMC-Sierra, Inc.            --
         and John W.Sullivan

 21.1    Subsidiaries                                                     --

 23.1    Consent of Deloitte & Touche LLP, Independent Auditors           --

 27      Financial Data Schedule                                          --


* Confidential treatment has been requested as to a portion of this exhibit.