Form 10-K/A
period 1999-12-26
PMC SIERRA INC
filed 2000-03-30
CIK 767920

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

         This amended Form 10-K for the fiscal year ended December 26, 1999 is being filed to include the supplemental disclosures of cash flows of the Registrant in Item 8, which was omitted from the original filing.


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


/s/ DELOITTE & TOUCHE LLP

Vancouver, British Columbia
January 17, 2000 (March 3, 2000, as to Note 14)



                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                                       December 31,
                                                                                -----------------------------
                                                                                   1999            1998

ASSETS
Current assets:
  Cash and cash equivalents                                                        $  84,091       $  38,507
  Short-term investments                                                             106,636          50,893
  Accounts receivable, net of allowance for doubtful accounts
   of $1,244 ($1,128 in 1998)                                                         35,698          26,227
  Inventories, net                                                                     7,208           3,617
  Deferred income taxes                                                                9,270           1,506
  Prepaid expenses and other current assets                                            6,822           4,045
  Short-term deposits for wafer fabrication capacity                                   4,637           4,000
                                                                                -------------    -----------
    Total current assets                                                             254,362         128,795

Property and equipment, net                                                           45,489          32,452
Goodwill and other intangible assets, net of accumulated
  amortization of $9,961 ($6,455 in 1998)                                             15,280          19,629
Investments and other assets                                                          12,356           4,500
Deposits for wafer fabrication capacity                                               14,483          19,120
                                                                                ------------     -----------
                                                                                   $ 341,970       $ 204,496
                                                                                =============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $  11,333       $   8,964
  Accrued liabilities                                                                 15,765          14,694
  Deferred income                                                                     34,486          12,517
  Income taxes payable                                                                26,183          13,897
  Current portion of obligations under capital leases and long-term debt               1,348           5,111
                                                                                -------------    -----------
    Total current liabilities                                                         89,115          55,183

Deferred income taxes                                                                  9,091           4,357
Noncurrent obligations under capital leases and long-term debt                         1,080           5,894
Commitments and contingencies (Note 6)

Special shares convertible into 4,242 (5,036 in 1998) common stock                     6,998           8,387

Stockholders' equity
  Preferred stock, par value $0.001; 5,000 shares authorized:
    none issued or outstanding in 1999 and 1998                                            -               -
  Common stock and additional paid in capital, par value $0.001;
    200,000 shares authorized (100,000 shares in 1998)
    136,812 shares issued and outstanding (125,660 in 1998)                          206,790         191,134
  Deferred stock compensation                                                         (2,487)         (1,822)
  Retained earnings (accumulated deficit)                                             31,383         (58,637)
                                                                                -------------    ------------
    Total stockholders' equity                                                       235,686          130,675
                                                                                -------------    -----------
                                                                                   $ 341,970        $ 204,496
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

                                                       PMC-Sierra, Inc.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       Increase (Decrease) in cash and cash equivalents
                                                        (in thousands)
                                                                                            Year Ended December 31,
                                                                                 -----------------------------------------------
                                                                                     1999             1998            1997
Cash flows from operating activities:
  Net income (loss)                                                                   $ 90,020         $ (5,945)       $ 34,184
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation of plant and equipment                                                 17,627           11,440           7,787
    Amortization of intangibles                                                          3,599            2,850           1,363
    Amortization of deferred stock compensation                                          2,347              941               -
    Deferred income taxes                                                               (3,030)          (1,172)          3,082
    Equity in income of investee                                                          (792)               -               -
    Gain on sale of investments                                                        (26,800)               -               -
    Acquisition of in process research and development                                       -           39,176               -
    Impairment of intangible assets                                                          -            4,311               -
    Loss on disposal of equipment                                                            -                -             258
    Recovery related to restructuring provision                                              -                -          (1,383)
    Changes in operating assets and liabilities:
      Accounts receivable                                                               (9,471)          (9,861)         (1,196)
      Inventories                                                                       (3,591)             137           4,662
      Prepaid expenses and other                                                        (1,780)          (1,370)          1,000
      Accounts payable and accrued liabilities                                           3,842            1,484          (1,530)
      Income taxes payable                                                              12,286            5,117           4,730
      Deferred income                                                                   21,969           10,419           2,098
      Accrued restructuring costs                                                            -                -         (14,942)
      Net liabilities associated with discontinued operations                                -             (301)         (1,299)
                                                                                 --------------  ---------------  --------------
        Net cash provided by operating activities                                      106,226           57,226          38,814
                                                                                 --------------  ---------------  --------------

Cash flows from investing activities:
  Purchases of short-term investments                                                 (109,635)         (53,001)        (59,187)
  Proceeds from sales and maturities of short-term investments                          53,892           43,442          24,877
  Purchases of plant and equipment                                                     (30,664)         (22,513)         (8,221)
  Proceeds from sale of equipment and capacity assets                                        -                -           7,631
  Purchases of investments                                                              (9,130)               -          (3,000)
  Proceeds from sale of investments                                                     28,628                -               -
  Purchase of intangible assets                                                           (411)               -               -
  Proceeds from refund of wafer fabrication deposits                                     4,000            4,000               -
  Payment for purchase of Integrated Telecom Technology, Inc.,
    net of cash acquired                                                                     -          (27,165)              -
  Purchase of other in process research and development                                      -           (1,419)              -
                                                                                 --------------  ---------------  --------------
        Net cash used in investing activities                                          (63,320)         (56,656)        (37,900)
                                                                                 --------------  ---------------  --------------

Cash flows from financing activities:
  Proceeds from notes payable                                                            1,817            1,211              50
  Repayment of notes payable and other long-term debt                                   (2,170)            (541)         (2,640)
  Proceeds from sale/leaseback of equipment                                                  -                -           1,107
  Principal payments under capital lease obligations                                    (8,224)          (5,030)        (12,895)
  Proceeds from issuance of common stock                                                11,255           14,338           6,385
                                                                                 --------------  ---------------  --------------
        Net cash provided by (used in) financing activities                              2,678            9,978          (7,993)
                                                                                 --------------  ---------------  --------------

Net increase (decrease) in cash and cash equivalents                                    45,584           10,548          (7,079)
Cash and cash equivalents, beginning of the year                                        38,507           27,959          35,038
                                                                                 --------------  ---------------  --------------
Cash and cash equivalents, end of the year                                            $ 84,091         $ 38,507        $ 27,959
                                                                                 ==============  ===============  ==============

See notes to consolidated financial statements.




                                                     PMC-Sierra, Inc.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)

                                                                                       Year Ended December 31,
                                                                             --------------------------------------------
                                                                                     1999            1998           1997

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                         $    695        $    958       $  1,954
  Cash paid for income taxes                                                       32,916          12,972          7,227

Supplemental disclosures of non-cash investing and financing activities:
  Issuance of common stock and stock options
    to acquire Integrated Telecom Technology, Inc.                                      -          28,221              -
  Capital lease obligations incurred for purchase of property and equipment             -               -          3,536
  Conversion of PMC special shares into common stock                                1,389           2,406          1,701



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

                                     PMC-SIERRA, INC.
                                     (Registrant)


Date:  March 30, 2000                /s/ John W. Sullivan
                                     -------------------------------------------
                                     John W. Sullivan, Vice President, Finance
                                     (Principal Financial and Accounting Officer



     Name                      Title                                Date

/s/ Robert L. Bailey*    President, Chief Executive Officer     March 30, 2000
Robert L. Bailey         (Principal Executive Officer)
                         and Chairman of the Board of
                         Directors

/s/ John W. Sullivan     Vice President Finance, Chief          March 30, 2000
John W. Sullivan         Financial Officer (and
                         Principal Accounting Officer)

/s/ Alexandre Balkanski* Director                               March 30, 2000
Alexandre Balkanski

/s/ Colin Beaumont*      Director                               March 30, 2000
Colin Beaumont

/s/ James V. Diller*     Director                               March 30, 2000
James V. Diller

/s/ Frank Marshall*      Director                               March 30, 2000
Frank Marshall


*By: /s/ JOHN SULLIVAN
John Sullivan
Attorney-in-Fact

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