Form 10-K/A
period 1999-12-26
PMC SIERRA INC
filed 2000-04-21
CIK 767920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2
(Mark One)

|X| Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 For the fiscal year ended: December 26, 1999

| | Transition Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 For the transition period from: _______ to _______

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

As of February 15, 2000, the Registrant had 139,210,849 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the part of this Form 10-K as indicated: None.

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 26, 1999 as set forth below:

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Name         Age (1)   Principal Occupation
-----------------      --------   --------------------------------------
Robert L. Bailey          42      President, Chief Executive Officer and
                                  Chairman of the Board of Directors, PMC

James V. Diller           64      Vice Chairman, PMC; President, Chief Executive
                                  Officer and Chairman of the Board of
                                  Directors, Elantec Semiconductor, Inc.

Alexandre Balkanski       39      President and Chief Executive Officer, C-Cube
                                  Microsystems, Inc.

Colin Beaumont            59      Management Consultant

Frank J. Marshall         53      Private Investor and Management Consultant

Greg Aasen                44      Chief Operating Officer, PMC

John W. Sullivan          53      Vice President, Finance and Chief Financial
                                  Officer, PMC

--------------------

(1)  As of April 16, 2000

         Mr. Bailey has been a director of the Company since October 1996. Mr. Bailey has served as the Company's President and Chief Executive Officer since July 1997 and was appointed as Chairman of the Board in February 2000. Prior to his present position, Mr. Bailey has served as President, Chief Executive Officer and director of PMC-Sierra, Ltd., a Canadian corporation, the Company's principal subsidiary ("LTD"), since December 1993. Prior to joining LTD, Mr. Bailey was employed by AT&T-Microelectronics from August 1989 to November 1993 where he served as Vice President of Integrated Microperipheral Products and at Texas Instruments in various management assignments from June 1979 to August 1989. He also serves as a member of the Board of Directors of Copper Mountain Networks.

         Mr. Diller, a founder of the Company, served as the Company's Chief Executive Officer from 1983 to July 1997 and as President from 1983 to July 1993. Mr. Diller has served as a director of the Company since the Company's formation in 1983. Mr. Diller served as the Chairman of the Company's Board of Directors from July 1993 until February 2000, at which time he became Vice Chairman of the Board. Mr. Diller served as Chief Financial Officer of the Company from its formation until July 1987. He has served on the Board of LTD since its formation. He also serves as the President and Chief Executive Officer and Chairman of the Board of Elantec Semiconductor, Inc. and is Chairman of the Board of Directors of Summit Microelectronics, a privately held company.

         Dr. Balkanski has been a director of the Company since August 1993. In July 1988, Dr. Balkanski co-founded C-Cube Microsystems, Inc., a developer of integrated circuits and software. Dr. Balkanski has held a variety of senior management positions with C-Cube, and is currently its President, Chief Executive Officer and a director.

         Mr. Beaumont has been a director of the Company since April 1997. Mr. Beaumont served as Chief Executive Officer of Plaintree Systems, Inc. from June 1998 until February 1999 and as Chief Technology Officer from February 1999 until July 1999. Mr. Beaumont is currently a management consultant. Mr. Beaumont served as a board member of Plaintree Systems, Incorporated until August 1999 and as a board member of Bell Emergis from August 1998 until March 1999. In 1995 Mr. Beaumont retired from Nortel where he was the Chief Engineer of BNR, the largest commercial research and development facility in Canada. Mr. Beaumont has served as a director of LTD since 1992.

         Mr. Marshall has been a director of the Company since April 1996. Mr. Marshall is currently a private investor and management consultant. Previously, Mr. Marshall was Vice President, General Manager of Cisco Systems Inc.'s Core Products Business Unit. Mr. Marshall has also served as Vice President of Engineering for Cisco Systems Inc. from April 1992 to July 1995. He also serves on the Board of Directors of Covad Communications Inc. and several private companies. Mr. Marshall also serves on the technical advisory board of several high technology companies, is a member of the technical advisory Board of Interwest Partners and is a Venture Partner at Sequoia Capital.

         Mr. Aasen has served as Chief Operating Officer of the Company since February 1997. Mr. Aasen is a founder of LTD and served as its Chief Operating Officer and Secretary since its formation in June 1992. He has served as a director of LTD since August 1994. Prior to joining LTD, Mr. Aasen was a General Manager of PMC, a division of MPR Teltech, Ltd.

         Mr. Sullivan joined the Company in April 1997 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he was employed by Semitool Inc., a semiconductor equipment manufacturer, as Vice President Finance from 1993 to 1997. Prior to his employment with Semitool Inc., Mr. Sullivan was employed by United Dominion Industries and Arthur Young & Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that during fiscal 1999 all the reporting persons complied with Section 16(a) filing requirements except that in January 2000, Mr. Diller reported on an amended Form 4 for November 1999 a gift of 40,000 shares of the Company's Common Stock.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation Tables

         Summary Compensation Table. The following table sets forth the compensation paid by any person for all services rendered in all capacities to the Company, for each of the three fiscal years ending in fiscal 1999, to the Chief Executive Officer and each of the other executive officers of the Company in fiscal 1999:


                                                                                         Long-Term
                                                                                      Compensation(1)
                                                                                        Securities       All Other
                                                          Annual Compensation           Underlying      Compensation
           Name and principal Position              Year    Salary ($)    Bonus ($)     Options (#)        ($)(2)
----------------------------------------------      ----    ----------    ---------   -----------        ------------

Robert L. Bailey  ............................      1999     254,279      469,735      1,260,000          7,248(3)
   President, Chief Executive Officer and           1998     230,185      456,019        600,000          9,765(4)
   Chairman of the Board of Directors               1997     211,415      459,837        600,000          7,751(5)

Gregory Aasen.................................      1999     198,634      231,314        820,000            362
   Chief Operating Officer                          1998     168,968      238,060        400,000            364
                                                    1997     147,810      186,102        400,000            198

John W. Sullivan(6)...........................      1999     164,919      140,420        240,000          1,150
   Vice President Finance                           1998     140,165      141,376        100,000            483
    and Chief Financial Officer                     1997      87,916       84,552        300,000         27,003(7)

(1)  The Company made no restricted  stock awards  during the periods presented.
(2)  Life  insurance  premiums,  except as indicated in Notes (3), (4) , (5) and
     (7).
(3)  Includes $486 for life insurance premium and $6,762 for tax preparation.
(4)  Includes $798 for life insurance premium and $8,967 for tax preparation.
(5)  Includes $107 for life insurance premium and $7,644 for tax preparation.
(6) Mr. Sullivan joined the Company in April 1997 and was elected as Vice President Finance and Chief Financial Officer in July 1997.
(7) Includes $110 for life insurance premium and $26,893 for relocation expenses.


         Option Grants in Last Fiscal Year. The following table sets forth each stock option grant made during fiscal 1999 to each of the executive officers named in the Summary Compensation Table above:


                                                 Individual Grants
                              -------------------------------------------------------
                              Number of                                                   Potential Realizable Value
                              Securities       % of Total       Exercise                    at Assumed Annual Rates of
                              Underlying    Options Granted     or Base                      Stock Price Appreciation
                               Options      to Employees in     Price       Expiration         for Option Term(5)
                              Granted(1)(2)    Fiscal Year(3)   ($/Sh)(4)    Date
           Name                                                                                5%($)         10%($)
---------------------       -------------   ---------------   ----------   ----------     ---------------------------

Robert L. Bailey.........      780,000            8.0  %         15.9844     01/04/2009      $ 7,840,953    $19,870,513
                               480,000            4.9  %         52.3750     12/15/2009      $15,810,411    $40,066,685

Gregory Aasen............      520,000            5.4  %         15.9844     01/04/2009      $ 5,227,302    $13,247,009
                               300,000            3.1  %         52.3750     12/15/2009      $ 9,881,507    $25,041,678

John W. Sullivan.........      140,000            1.4  %         15.9844     01/04/2009      $ 1,407,350    $ 3,566,502
                               100,000            1.0  %         52.3750     12/15/2009      $ 3,293,836    $ 8,347,226

--------------------------


(1) The listed options become exercisable as to 1/4th of the shares subject to the option one year after the date of grant and thereafter monthly as to 1/48th of the shares subject to the option with full vesting occurring on the fourth anniversary of the date of grant.


(2) Under the terms of the Company's 1994 Incentive Stock Plan, the Board of Directors retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.
(3) The Company granted options to purchase 9,677,486 shares of Common Stock to employees in fiscal 1999.
(4) The exercise price and tax withholding obligations related to exercise may in some cases be paid by delivery to the Company of other shares or by offset of the shares subject to the option.
(5) The 5% and 10% assumed annualized rates of compound stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or a projection by the Company of future Common Stock prices.


         Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values. The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, stock options exercised during fiscal 1999 and the fiscal year-end value of unexercised options:



                                                                Number of Securities       Value(1) of Unexercised In the
                               Shares           Value          Underlying Unexercised          Money Options at Fiscal
                             Acquired on   Realized(1)(2)    Options at Fiscal Year-End:              Year-End:
           Name              Exercise(1)         ($)        Exercisable/Unexercisable(3)    Exercisable/Unexercisable($)
-------------------------   ------------   --------------   ----------------------------  ------------------------------

Robert L. Bailey.........         1,093       $    28,279        957,497/1,739,167 (4)           65,143,972/85,915,219

Gregory Aasen............           922       $    24,856        683,332/1,136,668               46,452,355/56,681,957

John W. Sullivan.........       126,533       $ 2,768,423          122,514/392,086                8,246,701/20,212,636



(1) Shares acquired includes shares purchased pursuant to the Company's Employee Stock Purchase Plan. Value realized includes the difference between the closing market price of the Common Stock on the purchase date and the purchase price of the shares purchased.
(2) Market value of underlying securities at exercise date (for value realized) or year-end (for value at year-end), minus the exercise price. At December 26, 1999 the closing market price for the Company's stock was $72.625.
(3) Does not include outstanding LTD Special Shares redeemable for shares of Common Stock of the Company.
(4) Includes 36,664 shares issuable upon redemption of LTD Special Shares subject to options.




Compensation of Directors

         Non-employee directors receive an annual retainer of $12,000 per year plus $1,000 per board meeting attended for their services as members of the Board of Directors. Presently, under the Company's 1994 Stock Incentive Plan, non-employee directors are automatically granted options to purchase 20,000 shares of the Company's Common Stock upon appointment and thereafter 5,000 shares per year, provided they are re-elected to the Board of Directors. In 1999, without taking into account the stock splits effected in May 1999 and February 2000, Mr. Marshall, Mr. Beaumont and Dr. Balkanski each received an automatic annual option grant to purchase 5,000 shares of the Company's Common Stock. As adjusted for the stock splits effected in May 1999 and February 2000, in April 1999, Mr. Marshall and Mr. Beaumont received automatic annual option grants to purchase 20,000 shares of the Company's Common Stock at exercise prices of $20.6407 per share and $23.8750 per share, respectively. As adjusted for the February 2000 stock split, in June 1999, Dr. Balkanski received an automatic annual option grant to purchase 10,000 shares of the Company's Common Stock at an exercise price of $23.0625 per share. These options become exercisable as to 1/4th of the shares subject to the option after one year; thereafter, 1/48th of the shares subject to the option become exercisable at the end of each calendar month.

         The Company has agreed to indemnify each director and officer against certain claims and expenses for which the director might be held liable in connection with past or future services to the Company and its subsidiaries. In addition, the Company maintains an insurance policy insuring its officers and directors against such liabilities.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

         Robert L. Bailey, Gregory Aasen and John W. Sullivan each have entered into employment agreements with the Company. Under the terms of the employment agreements, upon a termination without cause as defined in the employment agreements and no change of control as defined in the employment agreements is reasonably expected within the next 60 days or has occurred in the past two years, the executive officers are entitled to receive their base salary and accrued vacation through the date of termination. If the officers are terminated without cause or constructively terminated as defined in the employment agreements and a change of control is reasonably expected to occur within 60 days of the termination or has occurred within the past two years, the officers are entitled to the following benefits: (1) their base salary through the date of termination; (2) a lump-sum payment equal to four percent of their current base salary for each full month they were employed with the Company, provided that the total payment shall not exceed two times their current base salary; (3) a lump-sum payment equal to two percent of their prior year's bonus for each full month they were employed with the Company; and (4) all accrued vacation through the date of termination. In addition, the executive officers are entitled to execute consulting agreements with the Company that would require them to provide service to the Company during each calendar quarter and maintain the confidentiality of the Company's trade secrets. While they serve as consultants to the Company, their stock options would continue to vest and be exercisable until 30 days after the options have vested. Each of Mr. Bailey and Mr. Sullivan also has the right to terminate employment and become a consultant to the Company on these terms if on the first anniversary of a change of control of the Company, he is an employee of the Company.

         Under the terms of the employment agreements, "cause" means (i) gross dereliction of duties which continues after at least two notices, each 30 days apart, from the Chief Executive Officer (or in the case of the Chief Executive Officer, from a director designated by a majority of the board of directors), specifying in reasonable detail the tasks which must be accomplished and a timeline for their accomplishment to avoid termination for Cause; (ii) willful and gross misconduct which injures the Company; (iii) willful and material violation of laws applicable to the Company; or (iv) embezzlement or theft of Company property. "Change of control" under the employment agreements means the occurrence of any of the following events:

         (i) any "person" or "group" as such terms are defined under Sections 13 and 14 of the Securities Exchange Act of 1934 ("Exchange Act") (other than the Company, a subsidiary of the Company, or a Company employee benefit plan) is or becomes the "beneficial owner" (as defined in Exchange Act Rule 13d-3), directly or indirectly, of Company securities representing 50% or more of the combined voting power of the Company's then outstanding securities;

         (ii) the closing of (a) the sale of all or substantially all of the assets of the Company if the holders of Company securities representing all voting power for the election of directors before the transaction hold less than a majority of the total voting power for the election of directors of all entities which acquire such assets, or (b) the merger of the Company with or into another corporation if the holders of Company securities representing all voting power for the election of directors before the transaction hold less than a majority of the total voting power for the election of directors of the surviving entity;

         (iii) the issuance of securities which would give a person or group beneficial ownership of Company securities representing 50% or more of all voting power for the election of directors; or

         (iv) a change in the board of directors such that the incumbent directors and nominees of the incumbent directors are no longer a majority of the total number of directors.

         "Constructive termination" under the employment agreements means (i) a material reduction in Executive's Base Salary, target bonus or benefits; (ii) a material reduction in title, authority, status, obligations or responsibilities; or (iii) the requirement that Executive relocate more than 100 miles from the current Company headquarters.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee consists of Mr. Diller and Dr. Balkanski. The Stock Option Committee consists of Mr. Bailey and any other director. The Benefit Plans Committee consists of Mr. Bailey and any other director.

Compensation Committee Report on Executive Compensation

         The following report is provided to stockholders by the members of the Compensation Committee of the Board of Directors.

         Compensation Philosophy. Under the supervision of the Compensation Committee of the Board of Directors, the Company has developed and implemented compensation policies, plans and programs which seek to enhance the profitability of the Company, and thus stockholder value, by aligning closely the financial interests of the Company's senior managers with those of its stockholders. In furtherance of these goals, annual base salaries are generally set below competitive levels to emphasize quarterly and longer-term incentive compensation. This is meant to attract, motivate and retain corporate officers and other key employees to perform to the full extent of their abilities. Both types of incentive compensation are variable and closely tied to corporate performance in a manner that encourages continuing focus on profitability and stockholder value.

         Compensation for the Company's executive officers consists of an annual base salary and quarterly and longer-term incentive compensation. The Committee considers the total compensation (earned or potentially available) of each executive officer in establishing each element of compensation.

         Cash Compensation. Each fiscal year the Committee reviews with the Chief Executive Officer and approves, with appropriate modifications, an annual salary plan for the Company's senior executives (other than the Chief Executive Officer). This annual salary plan is composed of two elements: a base salary plan and a quarterly bonus plan. The base salary plan is based on industry, peer group, and national surveys and performance judgements as to the past and expected future contributions of the individual senior executives. The base salaries are fixed at a level below the competitive amounts paid to senior managers with comparable qualifications, experience and responsibilities at other similarly sized high-technology companies. In addition to the base salaries, each executive officer, including the Chief Executive Officer, is eligible to receive a quarterly cash bonus equal to a percentage of the Company's operating group's pre-tax profits for the quarter. The percentages of profits for each participant are determined annually by the Compensation Committee based upon performance judgments as to the past and expected future contributions of the individual senior executives.

         Increases to executive officer base salaries in fiscal 2000 were determined by the Committee after general consideration of total fiscal year 1999 compensation, industry and peer group surveys, individual position and responsibilities and the individual's total compensation package (including annual incentive and long-term incentive compensation) in fiscal 1999 versus the proposed plan for fiscal 2000. Together, the base salary plan and the quarterly bonus plan provide a cash compensation package that is competitive with the industry and peer groups.

         In fiscal 1999, the Company generally attained its performance goals for pre-tax operating profit (excluding non-recurring charges), and bonuses ranged in amount from approximately 46% to approximately 54% of total cash-based compensation for the executive officers named in the Summary Compensation Table (other than the Chief Executive Officer).

         The industry and peer group used by the Compensation Committee for purposes of determining executive officer compensation is not the same peer group used in connection with cumulative total stockholder return because the Compensation Committee believes that the Company's most direct competitors for executive talent are not necessarily all of the companies included in that peer group. To construct the industry and peer group for executive officer compensation, the Company chose companies in the semiconductor industry that (i) have revenues comparable to the Company's revenues, or (ii) compete with the Company for executive talent irrespective of revenue. Companies are included in the latter group if their executives have skills and expertise similar to the skills and expertise the Company requires of its executive officers.

         Stock Options. During each fiscal year, the Stock Option Committee considers the desirability of granting to executive officers awards under the Company's 1994 Incentive Stock Plan, which allows for the grant of long-term incentives in the form of stock options and stock purchase rights. The Stock Option Committee believes stock option grants encourage the achievement of superior results over time and align employee and stockholder interests. In fixing the grants of stock options to executive officers (other than the Chief Executive Officer) in the last fiscal year, the Stock Option Committee reviewed with the Chief Executive Officer the recommended individual award, taking into account scope of accountability, strategic and operational goals, and anticipated performance requirements and contributions of the senior management group. In addition, when hiring new executive officers, the Committee may recommended a grant of options upon acceptance of employment. These grants are made in order to retain qualified personnel and take into account the compensation policies of the Company's competitors and the unique qualifications of the new executives.

         Chief Executive Officer Compensation. The Compensation Committee reviews and fixes the total cash compensation of the Chief Executive Officer based on similar competitive compensation data as for all executive officers and the Compensation Committee's assessment of his past performance and its expectation as to his future contributions in leading the Company and positioning the Company for future growth. For fiscal 1999 the cash bonuses paid to the Company's Chief Executive Officers was approximately 65% of the total cash-based compensation, based on the pre-tax operating profit (excluding the non-recurring expenses) of the Company. For fiscal 1999 the Company granted stock options to the Chief Executive Officer to purchase 780,000 shares of common stock exercisable at $15.9844 per share and 480,000 shares of common stock exercisable at $52.375 per share. The award to the Chief Executive Officer was based, among other things, on a review of competitive compensation data from several surveys, data from selected peer companies (based on company size, revenue rate and relative number of outstanding shares) and information regarding long-term compensation awards, as well as the Committee's perception of past and expected future contributions to the Company's achievement of its long-term performance goals.

                                                   Respectfully submitted by:
                                                   Alexandre Balkanski
                                                   James V. Diller

Performance Graph

         The following graph shows a comparison of cumulative total stockholder returns for the Company, the Nasdaq National Market, and the line-of-business index for semiconductors and related devices (SIC code 3674) published by Media General Financial Services. The graph assumes the investment of $100 on January 1, 1995. The performance shown is not necessarily indicative of future performance.


                 Comparison of 5-Year Cumulative Total Return*
                             Among PMC-Sierra, Inc.
              Nasdaq National Market Index and SIC Code Index 3674


                                (Graphic Omitted)


                      ASSUMES $100 INVESTED ON JAN. 1, 1995
                           ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 26, 1999



 *  The  total  return  on  each  of  these   investments   assumes  the
reinvestment of dividends, although cash dividends have never been paid on the Company's Common Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company regarding beneficial ownership of Common Stock of the Company as of March 31, 2000 by (i) all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) each executive officer named in the Summary Compensation Table below, (iii) each of the Company's directors, and
(iv) all current directors and executive officers as a group.



                                                                                                          Approximate
                                                                                                          Percentage
                                     Name(1)                                        Number of Shares       Ownership
--------------------------------------------------------------------------------     ---------------      -----------

AMVESCAP PLC(2)(5)..............................................................          9,743,060           7.0%
Capital Research and Management Company(2)(3)...................................          7,973,200           5.7%
Putnam Investments, Inc.(2)(4)..................................................          7,291,536           5.2%
FMR Corp.(2)(6).................................................................          7,303,158           5.2%
James V. Diller(7)..............................................................          3,205,887           2.3%
Robert L. Bailey(8).............................................................          2,848,420           2.0%
Gregory D. Aasen(9).............................................................          1,474,974           1.1%
John W. Sullivan(10)............................................................            272,449            *
Alexandre Balkanski(11).........................................................            155,012            *
Colin Beaumont(12)..............................................................             61,498            *
Frank Marshall(13)..............................................................            258,278            *
All current directors and executive officers as a group(7 persons)(14)..........          8,276,518           5.8%
----------------------

*    Less than 1%.
(1) The beneficial owners named in the table have sole voting and investment power with respect to the shares, except as indicated.
(2) Based on statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended. The Company has not independently verified these statements or more current holdings of such stockholders.
(3) Capital Research and Management Group advises Smallcap World Fund, Inc. Smallcap World Fund, Inc. is the beneficial owner of 3,990,000 shares of the Company's Common Stock. The address of Capital Research and Management Company and Smallcap World Fund, Inc. is 333 South Hope Street, Los Angeles, California 90071.
(4) Putnam Investments, Inc. ("PI") beneficially own 7,291,536 shares. PI's wholly-owned investment advisers Putnam Investment Management, Inc. ("PIM") has shared dispositive power with respect to 6,489,880 of those shares, and Putnam Advisory Company, Inc. ("PAC") has shared dispositive power with respect to 801,656 of those shares. PAC also holds shared voting power with PI with respect to 173,300 of those shares. PI's, PIM's and PAC's address is One Post Office Square, Boston, Massachusetts 02109.
(5) AMVESCAP PLC has shared voting and dispositive power with respect to all 9,743,060 shares with AVZ, Inc., AIM Management Group, Inc. AMVESCAP Group Services, Inc., INVESCO, Inc., INVESCO (NY) Asset Management, Inc., INVESCO North American Holdings, Inc., INVESCO Capital Management, Inc., INVESCO Funds Group, Inc. and INVESCO Realty Advisors, Inc., all of which are holding companies, and with INVESCO Capital Management, Inc., INVESCO Funds Group, Inc., INVESCO Management & Research, Inc., and INVESCO Realty Advisers, Inc., its investment advisers. The addresses for AMVESCAP PLC and its other holding companies and investment advisers is 11 Devonshire Square, London EC2M 4YR, England or 1315 Peachtree Street, N.E., Atlanta, Georgia 30309.
(6)  Fidelity  Management  &  Research  Company  ("Fidelity"),   a  wholly-owned
     subsidiary of FMR Corp. ("FMR"), is an investment adviser to FMR and the beneficial owner of 6,705,100 shares. Edward C. Johnson, III, Chairman of FMR, and FMR through its control of Fidelity, has sole dispositive power over 6,705,100 shares. FMR through its control of Fidelity, has sole voting power over 6,705,100 shares. FMR Corp.'s address is 82 Devonshire Street, Boston, Massachusetts 02109.
(7) Includes 1,215,401 shares subject to options exercisable within 60 days after March 31, 2000. Mr. Diller's address is c/o PMC-Sierra, Inc., 105-8555 Baxter Place, Burnaby, British Columbia, V5A 4V7, Canada.
(8) Includes 1,310,000 shares subject to options exercisable within 60 days after March 31, 2000. Also includes 1,251,804 shares issuable upon redemption of LTD Special Shares, and 73,328 shares issuable upon redemption of LTD Special Shares subject to options exercisable within 60 days after March 31, 2000.



(9) Includes 939,999 shares subject to options exercisable within 60 days after March 31, 2000 and 23,600 shares held by Mr. Aasen's two sons. Also includes 331,923 shares issuable upon redemption of LTD Special Shares, 101,534 shares issuable upon redemption of LTD Special Shares held by Mr. Aasen's wife and 63,012 shares issuable upon redemption of LTD Special Shares held by Mr. Aasen's two sons.
(10) Includes 210,847 shares subject to options exercisable within 60 days of March 31, 2000, 4,802 shares held by Mr. Sullivan's wife and 10,000 shares held in an investment retirement account.
(11) Includes 154,166 shares subject to options exercisable within 60 days after March 31, 2000. Dr. Balkanski's address is c/o C-Cube Microsystems, 1778 McCarthy Boulevard, Milpitas, California 94062.
(12) Includes 57,498 shares subject to option exercisable within 60 days after March 31, 2000. Mr. Beaumont's address is 200 Elgin Street, Suite 602, Ottawa, Ontario, Canada K2P1L5.
(13) Includes 111,248 shares subject to options exercisable within 60 days of March 31, 2000. Also includes 108,066 shares held by Timark, L.P. Mr. Marshall is a General Partner of Timark, L.P. and disclaims beneficial ownership except to the extent of his pecuniary interest therein. Mr. Marshall's address is 14585 Big Basin Way, Saratoga, California 95070.
(14) Includes 3,999,159 shares subject to options exercisable within 60 days after March 31, 2000 held by the current executive officers and directors listed above. Also includes 73,328 shares issuable upon redemption of LTD Special Shares subject to options exercisable within 60 days after March 31, 2000 held by one executive officer listed above and 1,748,273 shares issuable upon redemption of LTD Special Shares held by two executive officers listed above. See notes (7) through (13) above.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. Balkanski and Mr. Diller each received 846 shares of the Company's Common Stock issued in connection with a distribution of shares from Sequoia Technology Partners VIII (Q). Sequoia Technology Partners VIII (Q) received shares of the Company's Common Stock through the acquisition by the Company of Abrizio, Inc.

         Mr. Marshall received an aggregate of 127,030 shares of the Company's Common Stock as a result of the acquisition by the Company of Abrizio, Inc. Of the shares of the Company's Common Stock received by Mr. Marshall, he received 2,110 shares in connection with a distribution of shares from Sequoia Technology VIII (Q), which shares are held by Timark L.P. ("Timark") of which Mr. Marshall is a general partner. Mr. Marshall received the remaining 124,920 shares of the Company's Common Stock upon exchange of shares of Abrizio, Inc., which amount includes 105,956 shares held by Timark and 18,964 shares beneficially held by Mr. Marshall.

         During the fiscal year ended December 26, 1999, members of the Board of Directors of the Company and executive officers of the Company received grants of options and shares of the Company's Common Stock as set forth under "Item 11 -- Executive Compensation."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 20, 2000

                                   PMC-SIERRA, INC.
                                   (Registrant)

                                   By:    /s/ John W. Sullivan
                                   John W. Sullivan, Vice President, Finance
                                   (Principal Financial and Accounting Officer)


   Name                      Title                                Date

/s/ Robert L. Bailey*    President, Chief Executive Officer     April 20, 2000
Robert L. Bailey         (Principal Executive Officer)
                         and Chairman of the Board of
                         Directors

/s/ John W. Sullivan     Vice President Finance, Chief          April 20, 2000
John W. Sullivan         Financial Officer (and
                         Principal Accounting Officer)

/s/ Alexandre Balkanski* Director                               April 20, 2000
Alexandre Balkanski

/s/ Colin Beaumont*      Director                               April 20, 2000
Colin Beaumont

/s/ James V. Diller*     Director                               April 20, 2000
James V. Diller

/s/ Frank Marshall*      Director                               April 20, 2000
Frank Marshall


*By: /s/ JOHN SULLIVAN
John Sullivan
Attorney-in-Fact

                                INDEX TO EXHIBITS



Exhibit                 Description                                      Page
Number                                                                   Number
------    ------------------------------------------------------        --------
23.1      Consent of Deloitte & Touche LLP, Independent Auditors           --