Form 10-Q
period 2000-03-26
PMC SIERRA INC
filed 2000-05-10
CIK 767920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended March 26, 2000

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

                             Yes ___X____ No _______



           Common shares outstanding at April 30, 2000 -- 145,891,414
                ------------------------------------------------

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



                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                     PMC-Sierra, Inc.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except for per share amounts)
                                         (unaudited)

                                                                     Three Months Ended
                                                                ------------------------------
                                                                      Mar 26,         Mar 28,
                                                                        2000            1999
Net revenues                                                     $    102,807    $     50,399

Cost of revenues                                                       20,601          10,974
                                                                --------------  --------------
  Gross profit                                                         82,206          39,425

Other costs and expenses:
  Research and development                                             24,805          13,914
  Marketing, general and administrative                                14,725           9,634
  Amortization of deferred stock compensation:
    Research and development                                            3,062             458
    Marketing, general and administrative                                 259              53
  Amortization of goodwill                                                307             313
  Costs of merger                                                       7,902               -
                                                                --------------  --------------
Income from operations                                                 31,146          15,053

Interest and other income, net                                          3,646           1,090
Gain on sale of investments                                             4,117               -
                                                                --------------  --------------
Income before provision for income taxes                               38,909          16,143

Provision for income taxes                                             15,916           6,728
                                                                --------------  --------------
Net income                                                       $     22,993    $      9,415
                                                                ==============  ==============
Net income per common share - basic                              $       0.16    $       0.07
                                                                ==============  ==============
Net income per common share - diluted                            $       0.14    $       0.06
                                                                ==============  ==============
Shares used in per share calculation - basic                          146,733         138,666
Shares used in per share calculation - diluted                        166,593         149,825

See notes to consolidated financial statements.



                                                        PMC-Sierra, Inc.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (in thousands)

                                                                                            Mar 26,         Dec 26,
                                                                                             2000            1999
                                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $ 223,193       $  85,945
  Short-term investments                                                                             -         106,636
  Accounts receivable, net                                                                      46,108          36,170
  Inventories, net                                                                               9,621           7,208
  Deferred income taxes                                                                          9,270           9,270
  Prepaid expenses and other current assets                                                      8,025           7,270
  Short-term deposits for wafer fabrication capacity                                               637           4,637
                                                                                         --------------  --------------
    Total current assets                                                                       296,854         257,136

Property and equipment, net                                                                     56,075          48,032
Goodwill and other intangible assets,  net                                                      14,359          15,280
Investments and other assets                                                                    12,489          11,827
Deposits for wafer fabrication capacity                                                         14,483          14,483
                                                                                         --------------  --------------
                                                                                             $ 394,260       $ 346,758
                                                                                         ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                           $  22,120       $  11,570
  Accrued liabilities                                                                           25,593          16,113
  Deferred income                                                                               42,574          34,486
  Accrued income taxes                                                                          13,618          26,190
  Current portion of obligations under capital leases and long-term debt                         1,956           2,255
                                                                                         --------------  --------------
    Total current liabilities                                                                  105,861          90,614

Deferred income taxes                                                                            9,091           9,091
Noncurrent obligations under capital leases and long-term debt                                     720           3,136

Special shares convertible into 4,069 (1999 - 4,242) common stock                                6,748           6,998

Stockholders' equity
   Common stock and additional paid in capital, par value $0.001;
     200,000 shares authorized (200,000 shares in 1999)
     143,568 shares issued and outstanding (141,317 in 1999)                                   241,331         219,761
   Deferred stock compensation                                                                 (14,172)         (4,530)
   Retained earnings                                                                            44,681          21,688
                                                                                         --------------  --------------
     Total stockholders' equity                                                                271,840         236,919
                                                                                         --------------  --------------
                                                                                             $ 394,260       $ 346,758
                                                                                         ==============  ==============

See notes to consolidated financial statements.


                                                        PMC-Sierra, Inc.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)
                                                        (unaudited)
                                                                                              Three Months Ended
                                                                                        -----------------------------
                                                                                          Mar 26,         Mar 28,
                                                                                            2000           1999
Cash flows from operating activities:
  Net income                                                                              $   22,993      $   9,415
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation of plant and equipment                                                        5,886          4,145
    Amortization of intangibles                                                                  921            871
    Amortization of deferred stock compensation                                                3,321            511
    Equity in income of investee                                                                (725)             -
    Gain on sale of investments                                                               (4,117)             -
    Changes in operating assets and liabilities
      Accounts receivable                                                                     (9,938)         1,800
      Inventories                                                                             (2,413)        (1,391)
      Prepaid expenses and other                                                                (742)          (124)
      Accounts payable and accrued expenses                                                   20,030          4,632
      Income taxes payable                                                                   (12,572)        (4,945)
      Deferred income                                                                          8,088          1,863
                                                                                        --------------  -------------
        Net cash provided by operating activities                                             30,732         16,777
                                                                                        --------------  -------------

Cash flows from investing activities:
  Proceeds from sales and maturities of short-term investments                               106,636         50,893
  Purchases of plant and equipment                                                           (13,929)        (5,880)
  Proceeds from sale of investments                                                            4,167              -
  Proceeds from refund of wafer fabrication deposits                                           4,000          4,000
                                                                                        --------------  -------------
        Net cash provided by investing activities                                            100,874         49,013
                                                                                        --------------  -------------
Cash flows from financing activities:
  Proceeds from notes payable                                                                      -            136
  Repayment of notes payable and long-term debt                                               (2,222)           (93)
  Principal payments under capital lease obligations                                            (493)        (1,147)
  Proceeds from issuance of common stock                                                       8,357          3,195
                                                                                        --------------  -------------
        Net cash provided by financing activities                                              5,642          2,091
                                                                                        --------------  -------------
  Net increase in cash and cash equivalents                                                  137,248         67,881
  Cash and cash equivalents, beginning of the period                                          85,945         45,691
                                                                                        --------------  -------------
  Cash and cash equivalents, end of the period                                            $  223,193      $ 113,572
                                                                                        ==============  =============


See notes to consolidated financial statements.

NOTE 1.   Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the "Company" or "PMC" ) provides customers with internetworking semiconductor system solutions for high speed transmission and networking systems.

Basis of presentation. All historical financial information has been restated to reflect the acquisitions of Toucan Technology Limited ("Toucan") and AANetcom, Inc. ("AANetcom") in the first quarter of fiscal 2000 which were accounted for as poolings of interests.

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 26, 1999. The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value).


(in thousands)                                    Mar 26,               Dec 26,
                                                   2000                  1999
                                                (unaudited)

Work-in-progress                              $     3,834         $     4,031

Finished goods                                      5,787               3,177
                                              --------------    ---------------
                                              $     9,621         $     7,208
                                              ==============    ===============


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

NOTE 2.  Business Combinations.

In January 2000, the Company acquired Toucan, a privately held integrated circuit design company, located in Galway and Dublin, Ireland. Toucan offers expertise in telecommunications semiconductor design. At December 26, 1999, the Company owned seven per cent of Toucan and purchased the remaining for approximately 300,000 shares of PMC common stock and options to purchase PMC common stock.

In March 2000, the Company acquired AANetcom, Inc. ("AANetcom"), a privately held fabless semiconductor company with offices in Allentown, Pennsylvania and San Jose, California. AANetcom's technology is designed for use in gigabit or terabit switches and routers, telecommunication access equipment, and optical networking switches in applications ranging from the enterprise to the core of the Internet. The Company issued approximately 4.8 million shares of PMC common stock in exchange for all outstanding stock and options of AANetcom.

These transactions were accounted for as a pooling of interests and all historical financial information contained herein has been restated to include combined results of operations, financial position and cash flows of Toucan and AANetcom.

During the quarter ended March 26, 2000, PMC recorded merger-related transaction costs of $7.9 million related to the acquisition of Toucan and AANetcom. These charges, which consist primarily of investment banking and other professional fees, have been included under costs of merger in the Consolidated Statements of Operations.

Acquisitions Completed After March 26, 2000

In April 2000, the Company completed the purchase of Extreme Packet Devices, Inc. ("Extreme"), a privately held fabless semiconductor company located in Canada. Extreme specializes in developing semiconductors for high speed IP and ATM traffic management at 10 Gigabits per second rates. The purchase agreement provides for the Company to issue approximately 2.0 million shares of PMC common stock and options to purchase PMC common stock in exchange for all outstanding stock and options of Extreme. This transaction will be accounted for as a pooling of interests.

NOTE 3.  Sale of Investment

During the quarter ended March 26, 2000, the Company realized a pre-tax gain of $4.1 million related to the disposition of 92,360 common shares of Cypress Semiconductor, Inc., a publicly held company. These shares were previously subject to escrow restrictions and were not available for sale until the first quarter of fiscal 2000.

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

                                                     Three Months Ended
                                                ------------------------------
(in thousands)                                     Mar 26,        Mar 28,
                                                     2000           1999
Net revenues

   Networking                                    $  97,753      $  47,405
   Non-Networking                                    5,054          2,994
                                                ------------------------------
   Total                                         $ 102,807      $  50,399
                                                ==============================

Gross profit

   Networking                                    $  79,958      $  38,013
   Non-Networking                                    2,248          1,412
                                                ------------------------------
   Total                                         $  82,206      $  39,425
                                                ==============================

NOTE 5.  Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

                                                     Three Months Ended
                                                ------------------------------
(in thousands,
 except for per share amounts)                     Mar 26,        Mar 28,
                                                    2000           1999

Numerator:

Net income                                       $  22,993      $   9,415
                                               ==============================

Denominator:
   Basic weighted average
   common shares outstanding (1)                   146,733        138,666
                                               ------------------------------

   Effect of dilutive securities:
      Stock options                                 19,692         11,072
      Stock warrants                                   168             87
                                               ------------------------------
   Shares used in calculation
    of diluted net income per share                166,593        149,825
                                               ==============================

Net income per common share - basic            $      0.16    $      0.07

Net income per common share - diluted          $      0.14    $      0.06

(1) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic net income per share.

NOTE 6. Stock Split

In February 2000, the Company effected a two-for-one stock split in the form of a stock dividend. Accordingly, all references to share and per-share data for all periods presented have been adjusted to reflect this event.


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some statements in this report constitute "forward looking statements" within the meaning of the federal securities laws, including those statements relating to:

-       revenues;
-       gross margins;
-       gross profit;
-       research and development expenses;
-       marketing, general and administrative expenditures; and
-       capital resources sufficiency.

Our results may differ materially from those expressed or implied by the forward-looking statements for a number of reasons, including those described below in "Factors That You Should Consider Before Investing in PMC-Sierra." We may not, nor are we obliged to, release revisions to forward-looking statements to reflect subsequent events.

In February 2000, we effected a two-for-one stock split in the form of a stock dividend. Accordingly, all references to share and per-share data for all periods presented have been adjusted to reflect this event.

Acquisitions
------------
In January and March 2000, we announced the acquisitions of Toucan Technology Ltd. ("Toucan"), AANetcom Inc. ("AANetcom") and Extreme Packet Devices, Inc. ("Extreme") in exchange for approximately 7.1 million shares of common stock and options to purchase common stock. The acquisitions of Toucan and AANetcom were completed in the first quarter of 2000, while the acquisition of Extreme was completed in April 2000.

We are accounting for all of these transactions as pooling-of-interests. We have restated all prior period consolidated financial statements presented to include combined results of operations, financial position and cash flows of Toucan and AANetcom. Extreme will be reflected in the second quarter of fiscal 2000.

Results of Operations

First Quarters of 2000 and 1999

Net Revenues ($000,000)
-----------------------

                                              First Quarter
                                       -------------------------------
                                                2000            1999      Change

   Networking products                          $97.8           $47.4      106%
   Non-networking products                        5.0             3.0       67%
                                         -------------    ------------
   Total net revenues                          $102.8           $50.4      104%
                                         =============    ============

Net revenues increased by 104% in the first quarter of 2000 compared to the same quarter in 1999. Our networking revenue increased 106% in the same periods and our non-networking revenues grew 67%.

Networking revenue growth was driven by growth in our customers' networking equipment business, our customers' continued transition from internally developed application specific semiconductors to our standard semiconductors, and our introduction and sale of chips addressing additional network functions.

Non-networking revenues grew as a result of our customers' ordering patterns. We expect our non-networking revenues to fluctuate in the future as they have in the past. In the long run, we expect non-networking revenues to reduce to zero as we have not developed any new products of this type since 1996.


Gross Profit ($000,000)
-----------------------
                                                  First Quarter
                                          -------------------------------
                                              2000            1999        Change

Networking                                    $80.0           $38.0         111%
Non-networking                                  2.2             1.4          57%
                                          -----------    ----------
Total gross profit                            $82.2           $39.4         109%
                                          ===========    ==========
   Percentage of net revenues                   80%             78%

Total gross profit grew 109% from $39.4 million in the first quarter of 1999 to $82.2 million in the same quarter of 2000. Total gross profit grew as a result of higher sales volumes of both networking and non-networking products.

Total gross profit as a percentage of net revenue increased in the first quarter of 2000 as our networking revenues comprised a greater portion of our total revenues. Our networking gross profit as a percentage of net revenue is high relative to the overall gross margins in the semiconductor industry because our products are complex and are sold in relatively low volumes. We believe that, should the market for our networking products grow and our customers purchase in greater volume, our gross profit as a percentage of revenue will decline.

Non-networking gross profit as a percentage of non-networking revenue declined in the first quarter of 2000 compared to the same period in 1999 as a result of price changes on these older products.


Other Costs and Expenses ($000,000)
-----------------------------------
                                                              First Quarter
                                                   -----------------------------

                                                         2000             1999        Change
Research and development                              $  24.8          $  13.9          78%
Percentage of net revenues                                24%              28%


Marketing, general and administrative                 $  14.7          $   9.6          53%
Percentage of net revenues                                14%              19%

Amortization of deferred stock compensation:

   Research and development                           $   3.1          $   0.4
   Marketing, general and administrative                  0.2              0.1

Amortization of goodwill                              $   0.3          $   0.3

Costs of merger                                       $   7.9               -



Our research and development ("R&D") expenses of $24.8 million in the first quarter of 2000 increased 78% over the first quarter of 1999. Our R&D expenses increased in absolute dollars but decreased as a percentage of net revenues. R&D expenditures increased in the first quarter of 2000 predominantly because we hired more R&D employees.

We incur R&D expenditures in order to attain technological leadership from a multi-year perspective. This has caused R&D spending to fluctuate from quarter to quarter. We expect such fluctuations, particularly when measured as a percentage of net revenues, to occur in the future, primarily due to the timing of expenditures and changes in the level of net revenues. We expect R&D expenses to continue to increase in future periods.

We increased marketing, general and administrative expenses by 53% in the first quarter of 2000 compared to the first quarter of 1999. Marketing, general and administrative expenses decreased as a percentage of net revenue compared to the first quarter of 1999 because many marketing, general and administrative expenses are fixed in the short term. Therefore, in periods of rising revenues, these expenses decline as a percentage of revenues.

We recorded a $3.3 million charge for amortization of deferred stock compensation in the first quarter of 2000 compared to a $0.5 million charge in the prior year's first quarter. Deferred compensation charges increased as a result of the AANetcom acquisition. AANetcom had, in the past, issued shares at prices lower than the deemed fair value of the stock. We are amortizing these amounts using the accelerated method over the vesting period.

We incurred $0.3 million in non-cash  goodwill  charges in the first quarters of
2000 and 1999 in connection with goodwill recorded as a result of prior acquisitions. We may acquire products, technologies or companies in the future for which the purchase method of accounting may be used. This could result in significant goodwill amortization charges in future periods which could materially impact our operating results.

During the first quarter of 2000, we recorded $7.9 million in merger costs related to the acquisition of Toucan and AANetcom. These charges consist primarily of investment banking and other professional fees. We expect to incur significant merger costs related to future acquisitions.

Interest and other income, net
------------------------------
Net interest and other income increased to $3.6 million in the first quarter of 2000 from $1.1 million in last year's first quarter due to higher cash balances available to earn interest. In addition, we included $0.7 million from our equity interest in another company in the first quarter of 2000.

Gain on sale of investment
--------------------------
During the first quarter of 2000, we realized a pre-tax gain of approximately $4.1 million as a result of our disposition of our remaining investment in Cypress Semiconductor ("Cypress"). Cypress purchased our interest in IC Works, Inc. ("ICW") in the second quarter of 1999. 92,360 Cypress shares were released from escrow in the first quarter of 2000 and were subsequently sold.

Provision for income taxes
--------------------------
The provision for income taxes consists primarily of estimated taxes on Canadian and other foreign operations.

Recently issued accounting standards
------------------------------------
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on our consolidated balance sheet at fair value. The Financial Accounting Standards Board has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. We expect to adopt the new Statement effective January 1, 2001. We expect the impact of this accounting standard will be immaterial to our financial statements.

Liquidity and Capital Resources

Cash and cash equivalents and short term investments increased from $192.6 million at the end of 1999 to $223.2 million at March 26, 2000.

During the first quarter of 2000, operating activities provided $30.7 million in cash. Net income of $23.0 million includes non-cash charges of $5.9 million for depreciation, $0.9 million of intangible amortization, $3.4 million of deferred stock compensation and a non-cash gain of $4.1 million from the sale of an investment.

Our year to date investing activities included the maturity of short-term investments, the bulk of which were reinvested as cash and cash equivalents. They also included an investment of $13.9 million in plant and equipment, $4.2 million of proceeds from the sale of an investment and a wafer fabrication deposit refund of $4.0 million.

Our year to date financing activities provided $5.6 million. We used $2.7 million for debt and lease repayments and received $8.3 million of proceeds from issuing common stock.

Our principal source of liquidity at March 26, 2000 was our cash and cash equivalents of $223.2 million. We also have a line of credit with a bank that allows us to borrow up to $13 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent.

We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital, capital expenditure and wafer deposit requirements through the end of 2000. We expect to spend approximately $51 million on new capital additions and to provide $8.6 million in wafer deposits over the balance of 2000.

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

Our  business   strategy   contemplates   acquisition  of  other   companies  or
technologies, which could adversely affect our operating performance

We recently acquired or have announced acquisitions of six companies, five of which have design wins for their products. The design wins have not yet generated significant revenue. These or any follow on products may not achieve commercial success. These acquisitions may not generate future revenues or earnings.

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

Occasionally, we may not be able to correctly forecast our operational needs. If our forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At the end of the first quarter of 2000, we did not have significant foreign currency denominated net asset or net liability positions, and we had no outstanding foreign exchange contracts.

We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. We sometimes hold investments beyond 120 days, and the market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. We do not hedge this exposure because short-term fluctuations in interest rates would not likely have a material impact on interest earnings. We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had no outstanding short-term investments at the end of the first quarter of 2000. In the future, we expect to hold the short-term investments we buy through to maturity.

PART II - OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits -

                   10.35 Deposit agreement between Chartered Semiconductor Manufacturing Ltd. and PMC-Sierra, Inc. dated January 31, 2000.(1)

                    11.1   Calculation of earnings per share (2)

                    27     Financial Data Schedule

              (b)  Reports on Form 8-K -

                     -    A  Current  Report on Form 8-K was filed on March 20,
                           2000 to disclose the completion of the Company's purchases of Toucan Technology Ltd. and AANetcom, Inc. and to disclose that the Company had signed a definitive agreement to purchase Extreme Packet Devices Inc.

                     - A Current Report on Form 8-K was filed on April 12, 2000 to disclose the completion of the Company's acquisition of Extreme Packet Devices Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PMC-SIERRA, INC.
                               (Registrant)

Date: May 10, 2000              /S/ John W.Sullivan
      -----------              ------------------------------------------------
                               John W. Sullivan
                               Vice President, Finance (duly authorized officer)
                               Chief Financial Officer (principal accounting
                               officer)




-----------------
1 Confidential treatment has been requested as to a portion of this exhibit.
2 Refer to Note 5 of the financial statements included in Item I of Part I of this Quarterly Report.