Form 10-Q
period 2000-06-25
PMC SIERRA INC
filed 2000-08-08
CIK 767920

----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended June 25, 2000

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

                            900 East Hamilton Avenue
                                    Suite 250
                               Campbell, CA 95008
                                 (408) 626-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ___X____ No _______

            Common shares outstanding at July 26, 2000 -- 147,669,602

                ------------------------------------------------

                                      INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

          -      Condensed consolidated statements of operations

          -      Condensed consolidated balance sheets

          -      Condensed consolidated statements of cash flows

          -      Notes to condensed consolidated financial statements

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About

          Market Risk


PART II - OTHER  INFORMATION

Item 4.   Submission of Matters to a Vote by Stockholders

Item 5.   Description of Capital Stock

Item 6.   Exhibits and Reports on Form 8 - K


                         Part I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                             PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)

                                                      Three Months Ended              Six Months Ended

                                                   -------------------------     --------------------------
                                                     Jun 25,         Jun 27,       Jun 25,          Jun 27,
                                                      2000            1999           2000             1999

Net revenues

  Networking                                        $ 127,170        $ 55,082       $ 224,923       $ 102,487
  Non-networking                                        6,938           4,805          11,992           7,799
                                                    ---------     ----------      -----------     ----------
Net revenues                                          134,108          59,887         236,915         110,286

Cost of revenues                                       27,741          13,034          48,292          23,954
                                                    ---------      ----------     -----------      ----------
  Gross profit                                        106,367          46,853         188,623          86,332

Other costs and expenses:
  Research and development                             32,655          15,902          59,450          29,705
  Marketing, general and administrative                19,995          10,043          35,126          19,677
  Amortization of deferred stock compensation:
    Research and development                            2,968             697           6,353           1,155
    Marketing, general and administrative                 559             175             818             228
  Amortization of goodwill                                459             478             918             956
  Costs of merger                                       5,776               -          13,678               -
                                                    ----------     ----------     -----------      ----------
Income from operations                                 43,955          19,558          72,280          34,611

Interest and other income, net                          3,646           1,134           7,266           2,224
Gain on sale of investments                            22,992          26,800          27,109          26,800
                                                    ---------      ----------      ----------      ----------
Income before provision for income taxes               70,593          47,492         106,655          63,635

Provision for income taxes                             20,655          12,261          36,571          18,989
                                                    ----------     ----------      ----------      ----------
Net income                                          $  49,938        $ 35,231      $   70,084       $  44,646
                                                    ==========     ==========      ==========      ==========
Net income per common share - basic                 $    0.33        $   0.25      $     0.47       $    0.32
                                                    ==========     ==========      ==========      ==========
Net income per common share - diluted               $    0.30        $   0.23      $     0.42        $   0.30
                                                    ==========     ==========      ==========      ==========

Shares used in per share calculation - basic          149,919         140,245         149,141         139,462
Shares used in per share calculation - diluted        169,002         152,791         168,612         151,315


See notes to condensed consolidated financial statements.

                                PMC-Sierra, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands except par value)


                                                        Jun 25,         Dec 26,
                                                        2000            1999
                                                       (unaudited)
ASSETS
Current assets:

  Cash and cash equivalents                           $ 126,073       $  90,055
  Short-term investments                                123,844         106,636
  Accounts receivable, net                               64,614          36,170
  Inventories, net                                       13,164           7,208
  Deferred income taxes                                   9,270           9,270
  Prepaid expenses and other current assets              11,475           7,496
  Short-term deposits for wafer fabrication
    capacity                                                -             4,637
                                                      ---------       ----------
Total current assets                                    348,440         261,472

Property and equipment, net                              72,804          48,766
Goodwill and other intangible assets,  net               13,433          15,280
Investments and other assets                             13,993          11,827
Deposits for wafer fabrication capacity                  23,001          14,483
                                                      ---------        ---------
                                                      $ 471,671       $ 351,828
                                                      =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $  24,926       $  11,973
  Accrued liabilities                                    21,239          16,123
  Deferred income                                        47,413          34,486
  Income taxes payable                                   22,265          25,912
Current portion of obligations under
    capital leases and long-term debt                     4,168           2,310
                                                      ---------         --------
Total current liabilities                               120,011          90,804

Deferred income taxes                                     9,091           9,091
Noncurrent obligations under
    capital leases and long-term debt                     1,603           3,355

PMC special shares convertible into
    4,016 (1999 - 4,242) common stock                     6,653           6,998

Stockholders' equity

Preferred stock, par value $0.001;
  5,000 shares authorized:
     none issued or outstanding in
     2000 and 1999
Common stock and additional paid in capital,
  par value $0.001;
     900,000 shares authorized
        (200,000 shares in 1999)
     146,229 shares issued and
        outstanding (142,938 in 1999)                   258,624         226,409
Deferred stock compensation                             (14,096)         (4,530)
Retained earnings                                        89,785          19,701
                                                      ---------       ----------
Stockholders' equity                                    334,313         241,580
                                                      ---------       ----------
                                                      $ 471,671       $ 351,828
                                                      =========       ==========

See notes to condensed consolidated financial statements.

                              PMC-Sierra, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                          Six Months Ended
                                                    ---------------------------
                                                      Jun 25,            Jun 27,
                                                        2000               1999

Cash flows from operating activities:

Net income                                            $ 70,084        $ 44,646
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation of plant and equipment                   14,104           8,492
  Amortization of intangibles                            1,847           1,759
  Amortization of deferred stock compensation            7,171           1,383
  Equity in income of investee                            (702)              -
  Gain on sale of investments                          (27,110)        (26,800)
  Changes in operating assets and liabilities
    Accounts receivable                                (28,444)          1,399
    Inventories                                         (5,956)         (1,697)
    Prepaid expenses and other                          (3,862)           (464)
    Accounts payable and accrued liabilities            18,069           5,540
    Income taxes payable                                (3,647)              -
    Deferred income                                     12,927           6,400
                                                     ---------       ----------
Net cash provided by operating activities               54,481          40,658
                                                     ---------       ----------

Cash flows from investing activities:

Purchases of short-term investments                   (123,844)         (9,773)
Proceeds from sales and maturities of
    short-term investments                             106,636          50,893
Investments in other companies                          (2,262)            -
Purchases of plant and equipment                       (33,682)        (11,196)
Proceeds from sale of investments                       27,791          28,628
Purchase of intangible assets                                -            (411)
Investment in wafer fabrication deposits                (8,584)            -
Proceeds from refund of wafer fabrication
    deposits                                             4,703           4,000
                                                      ---------       ----------
  Net cash provided by (used in)
    investing activities                               (29,242)         62,141
                                                      ---------       ----------

Cash flows from financing activities:
Proceeds from notes payable and long-term debt               -           1,438
Repayment of notes payable and long-term debt           (2,572)           (726)
Principal payments under capital lease obligations      (1,782)         (6,489)
Proceeds from issuance of common stock                  15,133           6,309
                                                      ---------       ----------
   Net cash provided by financing activities            10,779             532
                                                      ---------       ----------

Net increase in cash and cash equivalents               36,018         103,331
Cash and cash equivalents, beginning of the period      90,055          45,691
                                                     ----------       ----------
Cash and cash equivalents, end of the period          $ 126,073       $ 149,022
                                                     ==========       ==========

See notes to condensed consolidated financial statements.

                                PMC-Sierra, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

NOTE 1.   Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the "Company" or "PMC-Sierra") provides customers with internetworking semiconductor system solutions for high-speed transmission and networking systems.

Basis of presentation. All historical financial information has been restated to reflect the acquisitions of Toucan Technology Limited, AANetcom, Inc. in the second quarter of fiscal 2000 and Extreme Packet Devices, Inc. in the second quarter of fiscal 2000. These acquisitions were accounted for as poolings of interests.

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

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). The components of inventories are as follows:


(in thousands)                              Jun 25,         Dec 26,
                                             20000           1999
                                           (unaudited)

Work-in-progress                            $ 4,948         $ 4,031
Finished goods                                8,216           3,177
                                          ---------       ---------
                                           $ 13,164         $ 7,208
                                          =========       =========


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

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". The Company will be required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees". The Company does not expect the application of FIN 44 to have a material impact on its consolidated financial position or results of operations.

NOTE 2.  Business Combinations.

Acquisition of Extreme Packet Devices, Inc.

In April 2000, the Company acquired Extreme Packet Devices, Inc., a privately held fabless semiconductor company located in Canada. Extreme develops semiconductors for high speed IP and ATM traffic management at 10 Gigabits per second rates. PMC-Sierra issued approximately 2,000,000 exchangeable shares and PMC-Sierra stock options in exchange for all of the outstanding equity securities and options of Extreme.

Exchangeable Shares. As a result of the acquisition of Extreme, each holder of an Extreme common share received 0.2240 exchangeable shares. The exchangeable shares are exchangeable, at the option of the holder, for PMC-Sierra common stock on a share-for-share basis. The exchangeable shares remain securities of PMC-Sierra and entitle the holders to dividend and other rights economically equivalent to that of PMC-Sierra common stock and, through a voting trust, to vote at shareholder meetings of PMC-Sierra. As at December 31, 1999, 1,620 of these exchangeable shares were outstanding.

The transaction was accounted for as a pooling of interests and accordingly, all prior periods have been restated.

During the quarter ended June 25, 2000, PMC-Sierra recorded merger-related transaction costs of $5,776,000 related to the acquisition of Extreme. These charges, which consist primarily of investment banking and other professional fees, will be included under costs of merger in the Consolidated Statements of Operations in the quarter ended June 25, 2000.

The historical results of operations of the Company and Extreme for the periods prior to the mergers are as follows:


                               Three Months Ended             Year Ended
                            --------------------------       -----------
                               Mar 26,        Mar 27,           Dec 26,
                                2000           1999              1999
Net revenues
PMC, as previously reported  $ 102,807       $ 50,399         $ 263,281
Extreme                              -              -                -
                            -----------    -----------         --------
Combined                     $ 102,807       $ 50,399           263,281
                            ===========    ===========         ========

Net income (loss)
PMC, as previously reported     22,993          9,415            83,589
Extreme                         (2,847)            -             (1,987)
                            -----------    -----------        ----------
Combined                     $  20,146       $  9,415         $ (81,602)
                            ===========    ===========        ==========

Acquisition of AANetcom, Inc.

In March 2000, the Company acquired AANetcom, Inc., a privately held fabless semiconductor company located in the United States. AANetcom's technology is designed for use in gigabit or terabit switches and routers, telecommunication access equipment, and optical networking switches in applications ranging from the enterprise to the core of the Internet. PMC-Sierra issued approximately 4,800,000 shares of PMC-Sierra common stock in exchange for all of the outstanding equity securities and options of AANetcom.

The transaction was accounted for as a pooling of interests and accordingly, all prior periods have been restated.

During the quarter ended March 26, 2000, PMC-Sierra recorded merger-related transaction costs of $7,368,000 related to the acquisition of AANetcom. These charges, which consist primarily of investment banking and other professional fees, will be included under costs of merger in the Consolidated Statements of Operations in the quarter ended March 26, 2000.

Acquisition of Toucan Technology.

In January 2000, the Company acquired Toucan Technology, a privately held integrated circuit design company located in Ireland. Toucan offers expertise in telecommunications semiconductor design. At December 31, 1999, the Company owned seven per cent of Toucan and purchased the remainder for approximately 300,000 shares of PMC-Sierra common stock and PMC-Sierra stock options.

The transaction was accounted for as a pooling of interests and accordingly, all prior periods have been restated.

During the quarter ended March 26, 2000, PMC-Sierra recorded merger-related transaction costs of $534,000 related to the acquisition of Toucan. These charges, which consist primarily of professional fees, will be included under costs of merger in the Consolidated Statements of Operations in the quarter ended March 26, 2000.

The historical results of operations of the Company, Toucan, AANetcom, and Extreme for the periods prior to the mergers are as follows:

                                Three Months Ended            Year Ended
                              -----------------------        -----------
                               Mar 26,        Mar 27,           Dec 26,
                                2000           1999              1999
Net revenues

  PMC                        $ 102,807       $ 50,399         $ 262,477
  Toucan                             -              -                24
  AANetcom                           -              -               780
  Extreme                            -              -                -
                            -----------    -----------         --------
Combined                     $ 102,807       $ 50,399         $ 263,281
                            ===========    ===========         ========

Net income (loss)
  PMC                           28,708         11,076            90,020
  Toucan                          (404)          (452)             (221)
  AANetcom                      (5,311)        (1,209)           (6,210)
  Extreme                       (2,847)            -             (1,987)
                            -----------    -----------        ----------
Combined                     $  20,146       $  9,415         $ (81,602)
                            ===========    ===========        ==========

NOTE 3.  Sale of Investment

During the second quarter ended June 25, 2000, the Company realized a pre-tax gain of $23.0 million related to the disposition of 512,705 common shares of Sierra Wireless, Inc., a publicly held company. These shares were previously subject to escrow restrictions and were not available for sale until the second quarter of fiscal 2000. The remaining 2.9 million common shares of Sierra Wireless held by the Company are subject to certain resale provisions of which 469 thousand shares are available for sale in August of this year with the remaining not available for sale until fiscal 2001.

During the quarter ended March 26, 2000, the Company realized a pre-tax gain of $4.1 million related to the disposition of 92,360 common shares of Cypress Semiconductor, Inc., a publicly held company. These shares were previously subject to escrow restrictions and were not available for sale until the second quarter of fiscal 2000.

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

                          Three Months Ended             Six Months Ended
                       --------------------------  -----------------------------
(in thousands)            Jun 25,      Jun 27,         Jun 25,         Jun 27,
                           2000          1999           2000            1999
Net revenues

Networking              $ 127,170      $ 55,082      $ 224,923       $ 102,487
Non-Networking              6,938         4,805         11,992           7,799
                       -----------   -----------   ------------    ------------
Total                   $ 134,108      $ 59,887      $ 236,915       $ 110,286
                       ===========   ===========   ============    ============

Gross profit

Networking              $ 103,190      $ 44,627      $ 183,198        $ 82,694
Non-Networking              3,177         2,226          5,425           3,638
                       -----------   -----------   ------------    ------------
Total                   $ 106,367      $ 46,853      $ 188,623        $ 86,332
                       ===========   ===========   ============    ============

NOTE 5.  Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:



                                       Three Months Ended     Six Months Ended
                                      --------------------  -------------------
(in thousands, except for               Jun 25,    Jun 27,   Jun 25,    Jun 27,
 per share amounts)                      2000       1999      2000        1999

Numerator:
Net income                            $ 49,938   $ 35,231    $ 70,084  $ 44,646
                                      ========   ========    ========  =========
Denominator:
Basic weighted average common
  shares outstanding (1)               149,919    140,245     149,141   139,462
                                      --------   --------    --------   --------
Effect of dilutive securities:
Stock options                           18,839     12,456      19,266    11,764
Stock warrants                             244         90         205        89
                                      --------   --------    --------   --------
Shares used in calculation of
   diluted net income per share        169,002    152,791     168,612   151,315
                                      ========   ========    ========   ========

Net income per common share - basic    $  0.33    $  0.25      $ 0.47    $ 0.32

Net income per common share - diluted  $  0.30    $  0.23      $ 0.42    $ 0.30


(1) Exchangeable shares (see note 2) and PMC-Sierra, Ltd. special shares are included in the calculation of basic net income per share.


NOTE 6. Stock Split

In February 2000, the Company effected a two-for-one stock split in the form of a stock dividend. Accordingly, all references to share and per-share data for all periods presented have been adjusted to reflect this event.

NOTE 7.  Subsequent Events

On June 27, 2000, the Company acquired Malleable Technologies Inc., a privately held fabless semiconductor company located in the United States. The Company issued approximately 1,219,000 PMC-Sierra common shares and 474,000 options in exchange for the remaining 85% interest of Malleable's outstanding common stock, options and warrants that the Company did not already own. This transaction will be accounted for as a purchase.

On July 11, 2000, the Company announced the intent to acquire Quantum Effect Devices, Inc., a publicly held semiconductor company located in the United States and listed on the NASDAQ. This agreement provides for the Company to issue PMC-Sierra common shares and options at an exchange ratio of 0.385 PMC-Sierra common share per QED common share in exchange for all outstanding common stock and options of QED. This transaction, subject to QED stockholder and regulatory approval, will be accounted for as a pooling of interests.

On July 21, 2000, the Company acquired Datum Telegraphic Inc., a privately held fabless semiconductor company located in Canada. The Company issued approximately 550,000 PMC-Sierra common stock, 44,000 options to purchase PMC-Sierra common stock and approximately $17 million in cash in exchange for the remaining 92% interest of Datum's outstanding common stock and options that the Company did not already own. This transaction will be accounted for as a purchase.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some statements in this report constitute "forward looking statements" within the meaning of the federal securities laws, including those statements relating to:

-    Our mergers and their accounting treatment;
-    revenues;
-    gross margins;
-    gross profit;
-    research and development expenses;
-    marketing, general and administrative expenditures;
-    in-process research and development and goodwill;
-    deferred stock compensation; and
-    capital resources sufficiency.

Our results may differ materially from those expressed or implied by the forward-looking statements for a number of reasons, including those described below in "Factors That You Should Consider Before Investing in PMC-Sierra." We may not, nor are we obliged to, release revisions to forward-looking statements to reflect subsequent events.

Acquisitions

On April 6, 2000, PMC acquired Extreme Packet Devices Inc., or Extreme, a British Columbia corporation located in Kanata, Ontario, Canada. Extreme was privately held. Extreme develops semiconductors for high speed Internet Protocol and ATM traffic management at 10 gigabit per second rates. PMC acquired Extreme for shares exchangeable into approximately 2,000,000 shares of PMC stock and PMC stock options in exchange for all the outstanding stock and stock options of Extreme. The transaction was accounted for as a pooling of interests.

On June 13, 2000, PMC announced an agreement to acquire Malleable Technologies, Inc., or Malleable, which was completed on June 27, 2000. Malleable is a Delaware corporation located in San Jose, California. Malleable makes digital signal processors for voice-over-packet processing applications which bridge voice and high speed data networks by compressing voice traffic into ATM or Internet Protocol packets.

PMC purchased the 85% of Malleable that PMC did not already own for approximately 1,219,000 shares of PMC common stock and 474,000 options to purchase PMC common stock. The purchase price had been determined when PMC invested in Malleable preferred stock in July 1999 and received an option to purchase Malleable. A PMC employee had served as a director of Malleable since the July 1999 investment. PMC will account for the acquisition using the purchase method. While PMC expects to record a charge during the third quarter of 2000 due to the acquisition of in process research and development, the amount of the charge has not yet been determined.

On July 21, 2000, PMC acquired Datum Telegraphic Inc., or Datum, a British Columbia corporation located in Vancouver, Canada. Datum is privately held. Datum develops semiconductors for wireless base stations. PMC acquired the 92% of Datum which PMC did not already own for approximately 550,000 shares of PMC common stock, 44,000 options to purchase PMC common stock and approximately $17 million cash. PMC will account for the acquisition using the purchase method. PMC expects to record a charge during the third quarter of 2000 due to the acquisition of in process research and development.

Results of Operations

Second Quarters of 2000 and 1999

Net Revenues ($000,000)
                                                 Second Quarter
                                            ----------------------
                                               2000           1999       Change

   Networking products                       $ 127.2        $ 55.1       131%
   Non-networking products                       6.9           4.8        44%
                                            ----------------------
   Total net revenues                        $ 134.1        $ 59.9       124%
                                            ======================


Net revenues increased by 124% in the second quarter of 2000 compared to the same quarter in 1999. Our networking revenue increased 131% in the same periods and our non-networking revenues grew 44%.

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

Gross Profit ($000,000)
                                                 Second Quarter
                                              --------------------
                                                2000          1999       Change

Networking                                   $ 103.2        $ 44.6         131%
Non-networking                                   3.2           2.3          39%
                                             ---------------------
Total gross profit                           $ 106.4        $ 46.9         127%
                                             =====================
   Percentage of net revenues                    79%           78%


Total gross profit grew 127% from $46.9 million in the second quarter of 1999 to $106.4 million in the same quarter of 2000. Total gross profit grew as a result of higher sales volumes of both networking and non-networking products.

Total gross profit as a percentage of net revenue increased in the second quarter of 2000 as our networking revenues comprised a greater portion of our total revenues. Our networking gross profit as a percentage of net revenue is high relative to the overall gross margins in the semiconductor industry because our products are complex and are sold in relatively low volumes. We believe that, should the market for our networking products grow and our customers purchase in greater volume, our gross profit as a percentage of revenue will decline.

Non-networking gross profit as a percentage of non-networking revenue declined in the second quarter of 2000 compared to the same period in 1999 as a result of price changes on these older products.

Operating Expenses and Charges ($000,000)

                                                    Second Quarter
                                              ---------------------------
                                              2000         1999        Change


Research and development                      $ 32.7       $ 15.9         106%
Percentage of net revenues                      24%          27%


Marketing, general & administrative           $ 20.0       $ 10.0         100%
Percentage of net revenues                      15%          17%

Amortization of deferred stock compensation:

   Research and development                   $ 3.0        $ 0.7
   Marketing, general and administrative        0.5          0.2
                                              -------------------
   Total                                      $ 3.5        $ 0.9          289%
                                              ===================
   Percentage of net revenues                    3%            2%

Amortization of goodwill                      $ 0.5        $  0.5

Costs of merger                               $ 5.8        $  -


Our research and development ("R&D") expenses of $32.7 million in the second quarter of 2000 increased 106% over the second quarter of 1999. Our R&D expenses increased in absolute dollars but decreased as a percentage of net revenues. R&D expenditures increased in the second quarter of 2000 because we hired more R&D employees and acquired Extreme.

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

We increased marketing, general and administrative expenses by 100% in the second quarter of 2000 compared to the second quarter of 1999. Marketing, general and administrative expenses decreased as a percentage of net revenue compared to the second quarter of 1999 because many marketing, general and administrative expenses are fixed in the short term. Therefore, in periods of rising revenues, these expenses decline as a percentage of revenues.

We recorded a $3.5 million charge for amortization of deferred stock compensation in the second quarter of 2000 compared to a $0.9 million charge in the prior year's second quarter. Deferred compensation charges increased as a result of the AANetcom, Inc. acquisition, which closed in the first quarter of 2000, and the Extreme acquisition. AANetcom and Extreme had, in the past, issued shares at prices lower than the deemed fair value of the stock. We are amortizing these amounts using the accelerated method over the vesting period. We expect to charge additional deferred stock compensation expenses in future periods as a result of the Datum and Malleable acquisitions.

We incurred $0.5 million in non-cash goodwill charges in the second quarters of 2000 and 1999 in connection with goodwill recorded as a result of prior acquisitions. We expect to incur a significant third quarter 2000 charge for purchased in process research and development and significant future period amortization charges for purchased goodwill in relation to our Datum and Malleable acquisitions. We may acquire products, technologies or companies in the future for which the purchase method of accounting may be used. This could also result in significant goodwill amortization charges in future periods which could materially impact our operating results.

During the second quarter of 2000, we recorded $5.8 million in merger costs related to the acquisition of Extreme. These charges consist primarily of investment banking and other professional fees. We expect to incur significant merger costs related to future acquisitions.

Interest and other income, net

Net interest and other income increased to $3.7 million in the second quarter of 2000 from $1.1 million in last year's second quarter due to higher cash balances available to earn interest.

Gain on sale of investment

During the second quarter of 2000, we realized a pre-tax gain of approximately $23.0 million as a result of our disposition of a portion of our investment in Sierra Wireless, Inc., a publicly held company. These shares were previously subject to escrow restrictions and were not available for sale until the second quarter of fiscal 2000. The remaining 2.9 million common shares of Sierra Wireless held by the Company are subject to certain resale provisions of which 469 thousand shares are available for sale in August of this year, with the remaining not available for sale until fiscal 2001.

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

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". The Company will be required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees". The Company does not expect the application of FIN 44 to have a material impact on its consolidated financial position or results of operations.

First Six Months of 2000 and 1999

Net Revenues ($000,000)

                                                First six months
                                              ---------------------
                                                 2000          1999      Change

   Networking products                         $ 224.9      $ 102.5       119%
   Non-networking products                        12.0          7.8        54%
                                              ---------------------
   Total net revenues                          $ 236.9      $ 110.3       115%
                                              =====================


Net revenue of $236.9 million in the first six-months of 2000 increased 115% over the comparable period of 1999 as a result of strong networking revenue growth and relatively moderate non-networking revenue growth.


Gross Profit ($000,000)
                                                First six months
                                              --------------------
                                               2000          1999        Change

Networking                                     $ 183.2      $ 82.7         122%
Non-networking                                     5.4         3.6          50%
                                              --------------------
Total gross profit                             $ 188.6      $ 86.3         119%
                                              ====================
   Percentage of net revenues                    80%           78%

Gross profit increased in the first half of 2000 compared to the same period in 1999 as a result of the growth of networking and non-networking revenues. Gross profit as a percentage of sales increased for the same periods as higher gross margin networking products represented a greater percentage of overall net revenues.

Operating Expenses and Charges ($000,000)

                                                   First six months
                                              ---------------------------
                                               2000         1999        Change


Research and development                      $ 59.5       $ 29.7        100%
Percentage of net revenues                       25%         27%


Marketing, general & administrative           $ 35.1       $ 19.7         78%
Percentage of net revenues                       15%          18%

Amortization of deferred stock compensation:

   Research and development                   $  6.4       $  1.2
   Marketing, general and administrative         0.8          0.2
                                             --------------------
    Total                                     $  7.2       $  1.4        414%
                                              ===================
   Percentage of net revenues                     3%           1%

Amortization of goodwill                      $  0.9        $ 1.0

Costs of merger                               $ 13.7        $ -


R&D expenses increased in dollars but decreased as a percentage of net revenues in the first half of 2000 compared to the first half of 1999 as we increased R&D spending at a slower rate than our revenue growth. All of the R&D spending in 2000 and 1999 related to our networking products.

Marketing,   general  and  administrative  expenses  increased  in  dollars  and decreased as a percentage of net revenues in the first half of 2000 compared to the first half of 1999.

Amortization of deferred stock compensation increased in the first half of 2000 compared to the first half of 1999 as Extreme and AANetcom had, in the past, issued shares at prices lower than their deemed fair market value.

We incurred amortization charges in the first six months of 2000 and 1999 related to goodwill we capitalized as a result of prior acquisitions. We expect additional significant goodwill charges in the future.

We incurred $13.7 million in merger costs in the first half of 2000. These costs related primarily to investment banking and other professional fees incurred during the second quarter of 2000 acquisition of Extreme and the first quarter of 2000 acquisitions of AANetcom and Toucan Technologies Limited.

Liquidity and Capital Resources

Cash and cash equivalents and short term investments increased from $196.6 million at the end of 1999 to $249.9 million at June 25, 2000.

During the first half of 2000, operating activities provided $54.5 million in cash. Net income of $70.1 million includes non-cash charges of $14.1 million for depreciation, $1.8 million of intangible amortization, $7.2 million of deferred stock compensation and a non-cash gain of $27.1 million from the sale of investments.

Our year to date investing activities included the maturity of short-term investments, the bulk of which were reinvested as cash and cash equivalents. They also included an investment of $33.7 million in plant and equipment, $27.8 million of proceeds from the sale of an investment and net wafer fabrication deposits of $3.9 million.

Our year to date financing activities provided $10.8 million. We used $4.4 million for debt and lease repayments and received $15.1 million of proceeds from issuing common stock on exercise of stock options.

Our principal source of liquidity at June 25, 2000 was our cash and cash equivalents of $249.9 million. We also have a line of credit with a bank that allows us to borrow up to $15 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent.

We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital, capital expenditure and wafer deposit requirements through the end of 2000. We expect to spend approximately $50 million on new capital additions over the balance of 2000.

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

Our  business   strategy   contemplates   acquisition  of  other   companies  or
technologies, which could adversely affect our operating performance

PMC has recently closed or announced seven acquisitions. Acquiring products, technologies or businesses from third parties is an integral part of our business strategy. Management may be diverted from our operations while they identify and negotiate these acquisitions and integrate an acquired entity into our operations. Also, we may be forced to develop expertise outside our existing businesses, and replace key personnel who leave due to an acquisition. We have not previously attempted to integrate several acquisitions simultaneously and may not succeed in this effort.

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

         PMC may not realize the anticipated benefits of the recently announced agreement to merge with Quantum Effect Devices, Inc.

PMC recently announced a definitive agreement to merge with Quantum Effect Devices, Inc., a publicly traded semiconductor company. PMC may not realize the anticipated benefits of this merger because of the following challenges.

-    Acquiring QED's shareholder approval to consummate the merger

- Incorporating QED's microprocessor technology into PMC's next generation of products

- Integrating QED's relatively small technical team with PMC's larger and more widely dispersed engineering organization, without losing the services of QED's technical experts in the microprocessor field

-    Integrating QED's non-networking products with PMC's business

-    Integrating different enterprise resource planning and accounting systems


The integration of PMC and QED will be complex, time consuming and expensive and may disrupt PMC's and QED's businesses. In particular, PMC does not have experience manufacturing, selling or supporting these products, which are sold to customers that PMC does not normally service.

Some of QED's suppliers, vendors, licensees and licensors are PMC's competitors and as a result may alter their business relationship with QED following the merger.

PMC's or QED's customers may, in response to the announcement of the proposed merger, delay or defer purchasing decisions. If PMC's or QED's customers delay or defer purchasing decisions the combined company's revenues could materially decline. Similarly, PMC and QED employees may experience uncertainty about their future role with the combined company. This may harm the combined company's ability to attract and retain key management, marketing and technical personnel. Also, speculation regarding the likelihood of the closure of the merger could increase the volatility of PMC's and QED's stock prices.

QED has contracts with some of its suppliers, customers, licensors, licensees and other business partners which require QED to obtain consent from these other parties in connection with the reorganization agreement. If their consent cannot be obtained, QED may suffer a loss of potential future revenue and may lose rights to facilities or intellectual property that are material to QED's business and the business of the combined company.

         PMC has not yet achieved revenues from its recent acquisitions

The products from five of the companies PMC has recently acquired have been incorporated into customer equipment designs that have yet to generate significant revenue for PMC. These or any follow-on products may not achieve commercial success. These acquisitions may not generate future revenues or earnings.

PMC initiated its presence in the digital signal processing market with the recently announced acquisitions of Toucan, Malleable and Datum. Prior to these acquisitions, PMC had limited design expertise in this technology, and may fail to bring digital signal processing products to market successfully.

In addition, Datum's technology is applicable to the radio frequency wireless networking market - a market in which PMC had limited prior experience.

         PMC's operating results may be impacted differently depending on which method we use to account for acquisitions

A future acquisition could adversely affect operating results, particularly if we record the acquisition as a purchase. In purchase acquisitions, we may incur a significant charge for purchased in process research and development, or IPR&D, in the period in which the acquisition is closed. In addition, we may capitalize a significant goodwill asset that would be amortized over its expected period of benefit. The resulting amortization expense could seriously impact operating results for many years.

PMC closed two purchase transactions in the third quarter of fiscal 2000 and we expect a material charge related to IPR&D and goodwill capitalization in the third quarter of 2000. The IPR&D charge will decrease financial statement earnings in the third quarter of 2000 and the goodwill asset will be amortized over the expected period of benefit and will materially impact operating results. PMC may enter into additional purchase acquisitions in the future.

We have accounted for a number of our recent mergers as poolings of interests and intend to use this method account for the QED merger. If, after completion of these mergers, events occur that cause the mergers to fail to qualify for pooling of interests accounting treatment, the purchase method of accounting would apply. Purchase accounting treatment would seriously harm the reported operating results of the combined company because the estimated fair value of PMC common stock issued in the mergers is much greater than the historical net book value of the assets in each of the acquired companies' accounts.

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

PMC's geographic expansion, acquisitions and growth rate could hinder its ability to coordinate design and sales activities. If PMC is unable to develop systems and communication processes to support its expanding geographic diversity, it may suffer product development delays or strained customer relationships.

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

Occasionally, we may not be able to correctly forecast our operational needs. If our forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At the end of the second quarter of 2000, we did not have significant foreign currency denominated net asset or net liability positions, and we had no outstanding foreign exchange contracts.

We maintain investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. We sometimes hold investments beyond 120 days, and the market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. We do not hedge this exposure because short-term fluctuations in interest rates would not likely have a material impact on interest earnings. We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $123.8 million in outstanding short-term investments at the end of the second quarter of 2000. In the future, we expect to hold the short-term investments we buy through to maturity.

PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE BY STOCKHOLDERS

The Annual Meeting of Stockholders of PMC-Sierra, Inc. was held on June 15, 2000 for the purposes of electing directors of the Company, to approve an amendment to the Company's Certificate of Incorporation, to change the automatic annual increase in shares reserved under the 1994 Incentive Stock Plan, to change the automatic option grants under the 1994 Incentive Stock Plan and to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1999 fiscal year.

All nominees for directors were elected, all other matters were approved. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee:                 For                     Withheld

Robert L. Bailey         125,692,377              775,106
Alexandre Balkanski      125,670,109              797,374
Colin Beaumont           125,685,109              782,374
James V. Diller          124,839,064            1,628,419
Frank L. Marshall        124,798,802            1,668,681


Proposal to approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock by 700,000,000 shares to a total of 900,000,000 shares.

For                      Against        Abstain         Broker non-vote

117,769,266              8,602,336      95,881          n/a


Proposal to change the automatic annual increase in shares reserved under the 1994 Incentive Stock Plan and to restrict the Administrator of the 1994
Incentive Stock Plan from reducing the exercise prices of options and stock purchase rights granted to executive officers and directors.

For                      Against        Abstain         Broker non-vote

74,018,456               2,422,522      316,848          n/a

Proposal to change the automatic option grants under the 1994 Incentive Stock Plan to non-employee directors from 20,000 shares of Common Stock to 40,000 shares upon appointment and from 5,000 shares to 10,000 shares annually thereafter, provided such non-employee directors are re-elected to the Board of Directors.

For                      Against        Abstain         Broker non-vote

119,396,550              6,735,028      335,904         n/a


Proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2000 fiscal year.

For                      Against        Abstain         Broker non-vote

126,221,359              103,896        141,999         n/a



Item 5.  DESCRIPTION OF CAPITAL STOCK

The authorized capital stock of the Company consists of 900,000,000 shares of Common Stock, par value $0.001, and 5,000,000 shares of Preferred Stock, par value $0.001.

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

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits -

                    -  3.1E   Certificate   of  Amendment  to   Certificate   of
                    Incorporation of PMC-Sierra, Inc. filed on July 11, 2000

                    - 10.36 Building Lease Agreements between WHTS Freedom Circle Partners ii, LLC, Landlord, and PMC-Sierra, Inc., Tenant, with amendment dated April 7, 2000 and addition dated July 20, 2000.

                    - 10.37 Agreement and Plan of Reorganization by and among PMC-Sierra, Inc., Penn Acquisition Corp. and Quantum Effect Devices, Inc. dated July 11, 2000. (1)

                    - 11.1   Calculation of earnings per share (2)

                    - 27     Financial Data Schedule

-----------------------------
1 Incorporated by reference to Annex A of Registrant's Amended Registration Statement on Form S-4 dated July 26, 2000.
2 Refer to Note 5 of the financial statements included in Item I of Part I of this Quarterly Report.

              (b)  Reports on Form 8-K -

                    - A Current Report on Form 8-K was filed on April 12, 2000 to disclose the completion of the Company's acquisition of Extreme Packet Devices Inc.

                    - A Current Report on Form 8-K was filed on June 20, 2000 to disclose that PMC had signed a definitive agreement to purchase Malleable Technologies, Inc.

                    - A Current Report on Form 8-K was filed on June 30, 2000 to disclose that PMC had signed a definitive agreement to purchase Datum Telegraphic Inc.

                    - A Current Report on Form 8-K was filed on July 12, 2000 to disclose the completion of the company's acquisition of Malleable Technologies, Inc.

                    - A Current Report on Form 8-K was filed on July 25, 2000 to disclose that PMC had signed a definitive agreement to purchase Quantum Effect Devices, Inc.

                    - A Current Report on Form 8-K was filed on July 31, 2000 to disclose the completion of the company's acquisition of Datum Telegraphic Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PMC-SIERRA, INC.
                                        (Registrant)


Date:    August 8, 2000                 /S/  John W. Sullivan
         --------------                 ---------------------
                                        John W. Sullivan
                                        Vice President, Finance
                                        (duly authorized officer)
                                        Chief Financial Officer
                                        (principal accounting officer)