Form 10-Q
period 2000-09-24
PMC SIERRA INC
filed 2000-11-08
CIK 767920

----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                for the quarterly period ended September 24, 2000

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

                            900 East Hamilton Avenue
                                    Suite 250
                               Campbell, CA 95008
                                 (408) 369-1176

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ___X____ No _______


          Common shares outstanding at October 31, 2000 -- 160,036,082
                ------------------------------------------------

                                      INDEX




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

Item 5.     Description of Capital Stock

Item 6.     Exhibits and Reports on Form 8 - K



                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)


                                                           Three Months Ended             Nine Months Ended
                                                       -------------------------     ------------------------
                                                          Sep 24,       Sep 26,      Sep 24,       Sep 26,
                                                            2000          1999         2000          1999

Net revenues
  Networking                                              189,242        77,288       441,686       190,010
  Non-networking                                            8,893         5,184        20,885        12,983
                                                        ----------    ---------     ---------     ---------
Net revenues                                              198,135        82,472       462,571       202,993

Cost of revenues                                           46,582        21,130       108,443        50,477
                                                        ----------    ---------     ---------     ---------
  Gross Profit                                            151,553        61,342       354,128       152,516

Other costs and expenses:
  Research and development                                 46,171        21,723       114,082        57,472
  Marketing, general and administrative                    27,854        12,941        68,749        35,779
  Amortization of deferred stock compensation:
    Research and development                               14,638         1,018        21,137         2,417
    Marketing, general and administrative                   1,550           528         2,520         1,009
  Amortization of goodwill                                 17,770           478        18,688         1,434
  Costs of merger                                          23,180           866        36,858           866
  Acquisition of in process research and development       38,200             -        38,200             -
                                                        ----------    ---------     ---------     ---------
Income (loss) from operations                             (17,810)       23,788        53,894        53,539

Interest and other income, net                              4,841         2,224        12,822         4,404

Gain on sale of investments                                14,173             -        41,282        26,800
                                                        ----------    ---------     ---------     ---------
Income before provision for income taxes                    1,204        26,012       107,998        84,743

Provision for income taxes                                 30,893        10,213        67,516        29,202
                                                        ----------    ---------     ---------     ---------
Net income (loss)                                       $ (29,689)    $  15,799     $  40,482     $  55,541
                                                        ==========    =========     =========     =========

Net income (loss) per common share - basic              $   (0.18)    $    0.11     $    0.25     $    0.38
                                                        ==========    =========     =========     =========

Net income (loss) per common share - diluted            $   (0.18)    $    0.10     $    0.23     $    0.35
                                                        ==========    =========     =========     =========

Shares used in per share calculation - basic              162,933       148,877       159,783       144,720

Shares used in per share calculation - diluted            162,933       163,698       179,591       157,562



See notes to condensed consolidated financial statements



                                PMC-Sierra, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)
                                   (unaudited)

                                                                                  Sep 24,      Dec 26,
                                                                                   2000          1999

ASSETS
Current assets:

  Cash and cash equivalents                                                      $ 252,484     $  93,534
  Short-term investments                                                            80,810       112,752
  Restricted cash                                                                        -         2,000
  Accounts receivable, net                                                          98,081        42,209
  Inventories, net                                                                  32,502        14,277
  Deferred income taxes                                                              9,270         9,270
  Prepaid expenses and other current assets                                         22,565         8,967
  Short-term deposits for wafer fabrication capacity                                     -         4,637
                                                                                 ---------     ---------
    Total current assets                                                           495,712       287,646

Property and equipment, net                                                         99,178        51,461
Goodwill and other intangible assets,  net                                         342,460        15,280
Investments and other assets                                                        31,451        11,827
Deposits for wafer fabrication capacity                                             23,001        14,483
                                                                                 ---------     ---------
                                                                                 $ 991,802     $ 380,697
                                                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $  39,548     $  17,195
  Accrued liabilities                                                               55,964        20,008
  Deferred income                                                                   59,872        34,657
  Income taxes payable                                                              40,763        25,912
  Current portion of obligations under capital leases and long-term debt             4,993         3,863
                                                                                 ---------     ---------
    Total current liabilities                                                      201,140       101,635

Deferred income taxes                                                               13,534         9,091
Noncurrent obligations under capital leases and long-term debt                       1,135         4,897

PMC special shares convertible into 3,773 shares of (1999 - 4,242) common stock      6,394         6,998

Stockholders' equity
  Preferred stock, par value $0.001; 5,000 shares authorized:
     none issued or outstanding in 2000 and 1999
  Preferred stock, par value $0.001; 10,000 shares authorized:
     none issued or outstanding in 2000 (13,619 in 1999);                               -             14
  Common stock and additional paid in capital, par value $0.001;
     900,000 shares authorized (200,000 shares in 1999):
     159,821 shares issued and outstanding (146,516 in 1999)                       763,637       270,222
  Deferred stock compensation                                                      (36,574)       (5,238)
  Retained earnings (deficit)                                                       33,560        (6,922)
  Accumulated other comprehensive income                                             8,976             -
                                                                                 ---------     ---------
Stockholders' equity                                                               769,599       258,076
                                                                                 ---------     ---------
                                                                                 $ 991,802     $ 380,697
                                                                                 =========     =========


See notes to condensed consolidated financial statements


                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        Nine Months Ended
                                                    --------------------------
                                                      Sep 24,         Sep 26,
                                                        2000            1999

Cash flows from operating activities:
Net income                                            $  40,482       $ 55,541
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation of plant and equipment                    24,192         13,931
  Amortization of intangibles                            20,192          2,649
  Amortization of deferred stock compensation            23,657          3,426
  Acquisition of in process research and development     38,200              -
  Equity in income of investee                             (574)          (241)
  Gain on sale of investments                           (41,283)       (26,800)
  Changes in operating assets and liabilities
    Accounts receivable                                 (55,835)        (9,031)
    Inventories                                         (18,225)        (7,998)
    Prepaid expenses and other                          (13,934)          (379)
    Accounts payable and accrued liabilities             57,135         11,868
    Income taxes payable                                 15,334          3,207
    Deferred income                                      25,215         14,573
                                                       ---------      ---------
    Net cash provided by operating activities           114,556         60,746
                                                       ---------      ---------

Cash flows from investing activities:
  Purchases of short-term investments                  (195,644)      (129,736)
  Proceeds from sales and maturities of
   short-term investments                               227,586         66,614
  Restricted cash                                         2,000         (2,000)
  Investments in other companies                        (13,433)        (4,000)
  Purchases of plant and equipment                      (65,225)       (21,619)
  Acquisition of Malleable, net of cash acquired            248            -
  Acquisition of Datum, net of cash acquired            (14,272)           -
  Proceeds from sale of investments                      42,249         28,628
  Purchase of intangible assets                               -           (411)
  Investment in wafer fabrication deposits               (8,584)             -
  Proceeds from refund of wafer fabrication deposits      4,703          4,000
                                                       ---------      ---------
    Net cash used in investing activities               (20,372)       (58,524)
                                                       ---------      ---------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt             68          4,038
  Repayment of notes payable and long-term debt          (4,955)        (3,243)
  Principal payments under capital lease obligations     (2,250)        (7,286)
  Proceeds from issuance of preferred stock                   -         19,478
  Proceeds from issuance of common stock                 71,903         11,289
                                                       ---------      ---------
    Net cash provided by financing activities            64,766         24,276
                                                       ---------      ---------

Net increase in cash and cash equivalents               158,950         26,498
Cash and cash equivalents, beginning of the period       93,534         49,008
                                                       ---------      ---------
Cash and cash equivalents, end of the period          $ 252,484       $ 75,506
                                                       =========      =========


See notes to condensed consolidated financial statements

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

Basis of presentation. All historical financial information has been restated to reflect the acquisitions of Toucan Technology Limited and AANetcom, Inc. in the first quarter of fiscal 2000, Extreme Packet Devices, Inc. in the second quarter of fiscal 2000 and Quantum Effect Devices, Inc. in the third quarter of fiscal 2000. These acquisitions were accounted for as poolings of interests.

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the restated consolidated financial statements and related notes thereto included in Amendment No. 1 to PMC-Sierra's Registration Statement on Form S-4 dated July 26, 2000 (File No. 333-41878). The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.

Recently issued accounting standards. In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. Management does not expect the adoption of SFAS 133 to have a material effect on the Company's operations or financial position. The Company is required to adopt SFAS 133 in the first quarter of fiscal 2001.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). The components of inventories are as follows:


(in thousands)                          Sep 24,           Dec 26,
                                         2000              1999
                                                (unaudited)

Work-in progress                       $  22,359        $  10,275
Finished goods                            10,143            4,002
                                        --------        ----------
                                       $  32,502        $  14,277
                                        ========        =========



NOTE 2.  Business Combinations.

Poolings of Interests:

Acquisition of Quantum Effect Devices, Inc.

In August 2000, the Company acquired Quantum Effect Devices, Inc., a public company located in the United States. QED develops embedded microprocessors that perform information processing in networking equipment. Under the terms of the agreement approximately 12,300,000 shares of common stock were exchanged and options assumed to acquire QED.

The transaction was accounted for as a pooling of interests and accordingly, all prior periods have been restated.

During the quarter ended September 24, 2000, PMC-Sierra recorded merger related costs of $23,180,000 related to the acquisition of QED. These costs, which consist primarily of investment banking and other professional fees, were included under costs of merger in the Condensed Consolidated Statements of Operations in the quarter ended September 24, 2000.

The historical results of operations of the Company and QED for the periods prior to the merger are as follows:


(in thousands)                          Six Months Ended          Year ended
                                   ---------------------------    ------------
                                      Jun 25,        Jun 27,         Dec 26,
                                        2000          1999            1999

Net revenues
  PMC, as previously reported        $ 236,915     $ 110,286       $ 263,281
  QED                                   27,521        10,235          31,462
                                     ---------    ----------      ----------
  Combined                           $ 264,436     $ 120,521       $ 294,743
                                     =========    ==========      ==========


Net income (loss)
  PMC, as previously reported         $ 70,084      $ 44,646        $ 81,602
  QED                                       87        (4,904)         (7,163)
                                     ---------    ----------      ----------
  Combined                            $ 70,171      $ 39,742        $ 74,439
                                     =========    ==========      ==========

Acquisition of Extreme Packet Devices, Inc.
-------------------------------------------
In April 2000, the Company acquired Extreme Packet Devices, Inc., a privately held fabless semiconductor company located in Canada. Extreme specializes in developing semiconductors for high speed IP and ATM traffic management at 10 Gigabits per second rates. Under the terms of the agreement approximately 2,000,000 exchangeable shares were issued and stock options were assumed to acquire Extreme.

As a result of the acquisition of Extreme, each holder of an Extreme common share received 0.2240 exchangeable shares. The exchangeable shares are exchangeable, at the option of the holder, for PMC-Sierra common stock on a share-for-share basis. The exchangeable shares entitle the holders to dividend and other rights economically equivalent to that of PMC-Sierra common stock and, through a voting trust, to vote at stockholder meetings of PMC-Sierra. As at September 24, 2000, approximately 1,131,000 of these exchangeable shares were outstanding.

The transaction was accounted for as a pooling of interests and accordingly, all prior periods have been restated.

During the quarter ended June 25, 2000, PMC-Sierra recorded merger related transaction costs of $5,776,000 related to the acquisition of Extreme. These costs, which consisted primarily of investment banking and other professional fees, were included under costs of merger in the Condensed Consolidated Statements of Operations in the quarter ended June 25, 2000.

Acquisition of AANetcom, Inc.
----------------------------
In March 2000, the Company acquired AANetcom, Inc., a privately held fabless semiconductor company located in the United States. AANetcom's technology is designed for use in gigabit or terabit switches and routers, telecommunication access equipment, and optical networking switches in applications ranging from the enterprise to the core of the Internet. Under the terms of the agreement approximately 4,800,000 shares of common stock were exchanged and options assumed to acquire AANetcom.

The transaction was accounted for as a pooling of interests and accordingly, all prior periods have been restated.

During the quarter ended March 26, 2000, PMC-Sierra recorded merger related transaction costs of $7,368,000 related to the acquisition of AANetcom. These costs, which consisted primarily of investment banking and other professional fees, were included under costs of merger in the Condensed Consolidated Statements of Operations in the quarter ended March 26, 2000.

Acquisition of Toucan Technology.
--------------------------------
In January 2000, the Company acquired Toucan Technology, a privately held integrated circuit design company located in Ireland. Toucan offers expertise in telecommunications semiconductor design. At December 31, 1999, the Company owned seven per cent of Toucan and purchased the remainder for approximately 300,000 shares of PMC-Sierra common stock and assumption of Toucan stock options.

The transaction was accounted for as a pooling of interests and accordingly, all prior periods have been restated.

During the quarter ended March 26, 2000, PMC-Sierra recorded merger related transaction costs of $534,000 related to the acquisition of Toucan. These costs, which consisted primarily of professional fees, were included under costs of merger in the Condensed Consolidated Statements of Operations in the quarter ended March 26, 2000.

The historical results of operations of the Company, Toucan, AANetcom, and Extreme for the periods prior to the mergers are as follows:


(in thousands)               Three Months Ended           Year ended
                       -----------------------------   --------------
                           Mar 26,          Mar 27,       Dec 26,
                             2000            1999           1999

Net revenues
  PMC                     $ 102,807        $ 50,399        $ 262,477
  Toucan                          -               -               24
  AANetcom                        -               -              780
  Extreme                         -               -                -
                        ------------      ----------      -----------
  Combined                $ 102,807        $ 50,399        $ 263,281
                        ============      ==========      ===========


Net income (loss)
  PMC                     $   28,708       $  11,076       $  90,020
  Toucan                       (404)           (452)            (221)
  AANetcom                   (5,311)         (1,209)          (6,210)
  Extreme                    (2,847)              -           (1,987)
                        ------------      ----------      -----------
  Combined                $  20,146        $  9,415        $  81,602
                        ============      ==========      ===========



Purchase Combinations:

During the quarter ended September 24, 2000, the Company completed the acquisitions described below which were accounted for under the purchase method of accounting. Accordingly, the Condensed Consolidated financial statements include the operating results of each business from the date of acquisition.

Malleable Technologies, Inc.
---------------------------
On June 27, 2000, the Company exercised an option to acquire the 85% interest of Malleable Technologies, Inc. that it did not already own in exchange for the issuance of PMC-Sierra common shares, options and warrants with a fair value of $293,010,000 and acquisition related costs of $825,000. Malleable is a fabless semiconductor company located in San Jose, CA. Malleable makes digital signal processors for voice-over-packet processing applications which bridge voice and high speed data networks by compressing voice traffic into ATM or IP packets.

Datum Telegraphic, Inc.
----------------------
On July 21, 2000, the Company completed the purchase of the 92% interest of Datum Telegraphic, Inc. that it did not already own in exchange for the issuance of PMC-Sierra common shares and options with a fair value of $107,414,000, cash of $17,025,000 and acquisition related expenditures of $875,000. Datum is a wireless semiconductor company located in Vancouver, Canada. Datum makes digital signal processors that allow traffic for all major digital wireless standards to be transmitted using a single digitally controlled power amplifier architecture.

The total consideration, including acquistion costs, was allocated based on the estimated fair values of the net assets acquired on the acquisition date as follows:


(in thousands)                           Malleable       Datum        Total
                                        -----------    ---------    ---------

Tangible Assets                          $   2,031    $   3,788     $   5,819
Intangible assets:
  Internally developed software                500            -           500
  Assembled workforce                          400          250           650
  Goodwill                                 232,303      107,419       339,722
  Unearned compensation                     29,033        7,300        36,333
  In process research and development       31,500        6,700        38,200
Liabilities assumed                         (1,932)        (143)       (2,075)

                                        -----------   ----------    ----------
                                         $ 293,835    $ 125,314     $ 419,149
                                        ===========   ==========    ==========


Purchased In Process Research and Development
---------------------------------------------
The amounts allocated to in process research and development ("IPR&D") were determined through independent valuations using established valuation techniques in the high-technology industry. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

Based on this analysis the acquired technology that had reached technological feasibility was capitalized. Acquired technology that had not yet reached technological feasibility and for which no alternative future uses existed was expensed upon acquisition.

Malleable:

Malleable is a developer of programmable integrated circuits that perform high density Voice Over Packet applications. The in process technology acquired from Malleable detects incoming voice channels and processes them using voice compression algorithms. The compressed voice is converted, using the appropriate protocols, to ATM cells or IP packets to achieve higher channel density and support multiple speech compression protocols and different packetization requirements. The amount allocated to IPR&D of $ 31,500,000 was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful development was uncertain.

Datum:

Datum designs power amplifiers for use in wireless communications network equipment. The technology acquired from Datum is a digitally controlled amplifier architecture, which was designed to increase base station system capacities, while reducing cost, size and power consumption of radio networks. The amount allocated to IPR&D of $ 6,700,000 was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful development was uncertain.

Other Intangible Assets
-----------------------

A description of the other intangible assets acquired is set out below:

Internally developed software acquired facilitates the completion of in process research and development projects and can be utilized in future development projects. The Company is amortizing the value assigned to internally developed software acquired from Malleable on a straight-line basis over an estimated useful life of five years. At the acquisition date, Datum had no developed products.

The acquired assembled workforce is comprised of skilled employees across each of Malleable and Datum's executive, research and development and general and administrative groups. The Company is amortizing the value assigned to the assembled workforces on a straight-line basis over their estimated useful life of five years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of five years.

Pro Forma Information:
---------------------
The following table presents the unaudited pro forma results of operations for informational purposes, assuming that the Company had acquired Malleable and Datum at the beginning of the 1999 fiscal year.

                                                       Nine Months Ended
                                                     ---------------------
                                                     Sep 24,       Sep 26,
(in thousands, except for per share amounts)           2000         1999

Net revenues                                        $ 463,981    $ 204,416

Net income                                          $ (13,119)   $ (23,411)

Pro forma basic and diluted net loss per share      $   (0.08)   $   (0.16)


The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles, goodwill and unearned compensation. Included in the pro forma net income for the nine months ended September 24, 2000 is a $38,200,000 charge for IPR&D. This information may not necessarily be indicative of the future combined results of operations of the Company.

NOTE 3.  Sale of Investment

During the quarter ended September 24, 2000, the Company realized a pre-tax gain of $14.2 million related to the disposition of 235,500 common shares of Sierra Wireless, Inc., a publicly held company. These shares were previously subject to escrow restrictions and were not available for sale until the third quarter of fiscal 2000. The Company currently holds 2.7 million common shares of Sierra Wireless, of which 233,638 shares are currently available for sale and the balance is subject to certain resale provisions.

During the quarter ended March 26, 2000, the Company realized a pre-tax gain of $4.1 million related to the disposition of 92,360 common shares of Cypress Semiconductor, Inc., a publicly held company. These shares were previously subject to escrow restrictions and were not available for sale until the first quarter of fiscal 2000.


NOTE 4.  Comprehensive Income

The following table presents the calculation of comprehensive income as required by SFAS No. 130. Comprehensive income has no impact on the Company's net income, balance sheet, or stockholders' equity. The components of comprehensive income, net of tax, are as follows (in thousands):


                                    Three Months Ended       Nine Months Ended
                                 -----------------------    --------------------
                                  Sep 24,       Sep 26,      Sep 24,     Sep 26,
                                    2000         1999         2000         1999
                                        (Unaudited)               (Unaudited)


Net income (loss)                $ (29,689)    $ 15,799     $ 40,482    $ 55,541

Other comprehensive income:
Change in unrealized gain on
   investments, net                  8,976            -        8,976         -

                                -----------   ----------   ----------  ---------
Total comprehensive income(loss) $ (20,713)    $ 15,799     $ 49,458    $ 55,541
                                ===========   ==========   ==========  =========


NOTE 5.  Segment Information

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


                         Three Months Ended                Nine Months Ended
                       -----------------------       ---------------------------
(in thousands)         Sep 24,         Sep 26,          Sep 24,       Sep 26,
                         2000           1999             2000           1999
                              (Unaudited)                    (Unaudited)
Net revenues
  Networking             $ 189,242    $ 77,288       $ 441,686       $ 190,010
  Non-networking             8,893       5,184          20,885          12,983
                      ------------- -----------     -----------    ------------
Total                    $ 198,135    $ 82,472       $ 462,571       $ 202,993
                      ============= ===========     ===========    ============

Gross profit
  Networking             $ 147,674    $ 59,037       $ 344,824       $ 146,573
  Non-networking             3,879       2,305           9,304           5,943
                      ------------- -----------     -----------    ------------
Gross profit             $ 151,553    $ 61,342       $ 354,128       $ 152,516
                      ============= ===========     ===========    ============

NOTE 6.  Net Income Per Share

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:


(in thousands, except for per share amounts)

                                       Three Months Ended     Nine Months Ended
                                       -------------------   -------------------
                                        Sep 24,   Sep 26,     Sep 24,   Sep 26,
                                          2000      1999        2000      1999

Numerator:
Net income (loss)                      $(29,689) $ 15,799    $ 40,482  $ 55,541
                                       ========= =========   ======== ==========

Denomintor:
 Basic weighted average common shares
   outstanding (1)                      162,933   148,877     159,783   144,720
                                       --------- ---------   -------- ----------

Effect of dilutive securities:
  Stock options                               -    14,726      19,615    12,751
  Stock warrants                              -        95         193        91
                                       --------- ---------   -------- ----------
Shares used in calculation of diluted
    net income per share                162,933   163,698     179,591   157,562
                                       ========= =========   ======== ==========

Net income per common share - basic     $ (0.18)   $ 0.11      $ 0.25    $ 0.38

Net income per common share - diluted   $ (0.18)   $ 0.10      $ 0.23    $ 0.35



(1) Exchangeable shares (see note 2) and PMC-Sierra, Ltd. special shares are included in the calculation of basic net income (loss) per share.


NOTE 7. Stock Split

In February 2000, the Company effected a two-for-one stock split in the form of a stock dividend. Accordingly, all references to share and per-share data for all periods presented have been adjusted to reflect this event.

NOTE 8.  Subsequent Events

On September 29, 2000, the Company acquired SwitchOn Technologies, Inc., a privately held fabless semiconductor company located in the United States. Under the terms of the agreement, approximately 2,113,000 shares of common stock were exchanged and options assumed to acquire SwitchOn. This transaction will be accounted for as a pooling of interests.

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

PMC releases earnings at regularly scheduled times after the end of each reporting period. Typically within one hour of the release, we will hold a conference call to discuss our performance during the period. We welcome all PMC stockholders to listen to these calls either by phone or over the Internet by accessing our website at www.pmc-sierra.com.


Acquisitions
------------
On June 27, 2000, we acquired Malleable Technologies Inc., a privately held fabless semiconductor company located in the United States. We issued approximately 1,250,000 PMC-Sierra common shares and options in exchange for the remaining 85% interest of Malleable's outstanding common stock, options and warrants that we did not already own. This transaction was accounted for as a purchase.

On July 21, 2000, we acquired Datum  Telegraphic  Inc., a privately held fabless semiconductor company located in Canada. We issued approximately 681,000 PMC-Sierra common shares and options and approximately $17 million in cash in exchange for the remaining 92% interest of Datum's outstanding common stock and options that we did not already own. This transaction was accounted for as a purchase.

On August 24, 2000, we acquired Quantum Effect Devices, Inc., a publicly held semiconductor company located in the United States and listed on the Nasdaq National Market. We issued 12,300,000 shares of common stock and options at an exchange ratio of 0.385 PMC common shares in exchange for all outstanding common stock and options of QED. This transaction was accounted for as a pooling of interests.

On September 29, 2000, subsequent to quarter end, we completed the acquisition of SwitchOn Networks, Inc., a privately held company with locations in the United States and India. SwitchOn makes processors that inspect the packets of data that make up a data communications signal. Once a packet is inspected, SwitchOn's products generate statistics for traffic monitoring, classify packets for bandwidth allocation and other value-added services, and facilitate customer billing. Under the terms of the agreement, approximately 2.1 million shares of common stock were issued and stock options and warrants were assumed to acquire SwitchOn. We will account for this acquisition as a pooling of interests in the fourth quarter of 2000.


Results of Operations

Third Quarters of 2000 and 1999

Net Revenues ($000,000)
-----------------------                           Third Quarter
                                            ----------------------
                                               2000          1999       Change

   Networking products                      $ 189.2         $ 77.3      145%
   Non-networking products                      8.9            5.2       71%
                                            -----------------------
   Total net revenues                       $ 198.1         $ 82.5      140%
                                            =======================


Net revenues increased by 140% in the third quarter of 2000 compared to the same quarter in 1999. Our networking revenue increased 145% in the same periods and our non-networking revenues grew 71%.

Networking revenue grew as a result of an increase in the volume of our product sales. Our volume grew due to the continued growth of our customers' networking equipment businesses, our customers' continued transition from internally developed application specific semiconductors to our standard semiconductors, and our introduction and sale of chips addressing additional network functions.

Non-networking revenues grew as a result of our customers' ordering patterns. However, we expect non-networking revenues to decline to zero by the end of 2001 as our principal customer intends to redesign their product. Their new product will no longer incorporate our non-networking device.

Gross Profit ($000,000)
                                               Third Quarter
                                            ----------------------
                                               2000          1999        Change

Networking                                   $ 147.7        $ 59.0         150%
Non-networking                                   3.9           2.3          70%
                                            -----------------------
Total gross profit                           $ 151.6        $ 61.3         147%
                                            =======================
   Percentage of net revenues                    77%           74%

Total gross profit grew 147% from $61.3 million in the third quarter of 1999 to $151.6 million in the same quarter of 2000. Total gross profit grew as a result of higher sales volumes of both networking and non-networking products.

Total gross profit as a percentage of net revenue increased in the third quarter of 2000 as our networking revenues comprised a greater portion of our total revenues. Our networking gross profit as a percentage of net revenue is high relative to the overall gross margins in the semiconductor industry because our products are complex and are sold in relatively low volumes. We believe that as the market for our networking products grows and our customers purchase in greater volumes, we will experience pricing pressure and our gross profit as a percentage of revenue will decline.

The gross margins of each of our networking products vary significantly. Our gross margins may decline in the future as a result of a shift in revenue mix to lower margin products.

Non-networking gross profit as a percentage of non-networking revenue was the same in the third quarter of 2000 compared to the third quarter of 1999 as prices and costs remained relatively stable as these products mature.


Operating Expenses and Charges ($000,000)
-----------------------------------------

                                                  Third Quarter
                                             ---------------------
                                              2000         1999        Change


Research and development                       $ 46.2      $ 21.7         113%
Percentage of net revenues                       23%         26%


Marketing, general & administrative            $  27.9     $ 12.9         116%
Percentage of net revenues                        14%        16%

Amortization of deferred stock compensation:
   Research and development                    $  14.6     $  1.0
   Marketing, general and administrative           1.6        0.5
                                              ---------------------
     Total                                     $  16.2     $  1.5
                                              =====================
   Percentage of net revenues                     8%          2%


Amortization of goodwill                       $  17.8     $  0.5

Costs of merger                                $  23.2     $  0.9

Acquisition of in process research and
development                                    $  38.2     $   -


Our research and development ("R&D") expenses of $46.2 million in the third quarter of 2000 increased 113% over the third quarter of 1999. Our R&D expenses increased in absolute dollars reflecting our ongoing R&D efforts related to networking products. R&D expenditures increased in the third quarter of 2000 due to the addition of new personnel, partly through acquisitions. We expect R&D expenses to continue to increase in future periods.

R&D decreased as a percentage of net revenues primarily due to an increase in net revenues at a higher rate than R&D expenses We expect R&D expenses as a percentage of net revenues to continue to fluctuate in future periods.

We increased marketing, general and administrative expenses by 116% in the third quarter of 2000 compared to the third quarter of 1999. Marketing, general and administrative expenses increased due to the addition of new personnel, an increase in the size of our direct sales force and related commissions and investments in infrastructure. Marketing, general and administrative expenses decreased as a percentage of net revenue compared to the third quarter of 1999 because many marketing, general and administrative expenses are fixed in the short term. Therefore, in periods of rising revenues, these expenses may decline as a percentage of revenues.

We recorded a $16.2 million charge for amortization of deferred stock compensation in the third quarter of 2000 compared to a $1.5 million charge in the prior year's third quarter. Deferred compensation charges increased as a result of the acquisitions we completed in the first three quarters of 2000. Extreme and AANetcom had, in the past, issued stock at prices lower than the deemed fair value of the stock and we are amortizing related stock compensation using the accelerated method over the vesting period. In addition, a portion of the purchase price related to the Malleable and Datum acquisition was allocated to unearned compensation resulting in additional unearned compensation amortization.

Non-cash goodwill charges increased to $17.8 million in the third quarter of 2000 from $0.5 million in the third quarter of 1999 as a result of the increase in goodwill recorded in connection with the Malleable and Datum acquisitions.

Merger costs increased from $0.9 million in the third quarter of 1999 to $23.2 million in the third quarter of 2000 as a result of the QED acquisition. These charges consist primarily of investment banking and other professional fees. We expect to incur significant merger costs related to future acquisitions.

We may acquire products, technologies or companies in the future for which the purchase method of accounting may be used. This could result in significant goodwill amortization or in process research and development charges in future periods which could materially impact our operating results.

The amounts expensed to in process research and development in the third quarter of fiscal 2000 arose from the completed acquisitions of Malleable and Datum.

The fair value of the existing intangible assets as well as the technology currently under development was determined by using the income approach, which discounts expected future cash flows to present value.

We derived the discount rates used in the present value calculations from a weighted average cost of capital analysis, weighted average return on assets, and venture capital rates of return, adjusted upward to reflect additional risks inherent in the development life cycle. These risk factors have increased the overall discount rate for these acquisitions.

We consider the pricing model for products related to these acquisitions to be standard within the high-technology communications semiconductor industry. We do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include anticipated cost savings. After considering these factors, we estimated that the discount rate for Malleable was 35% and the discount rate for Datum was 30%.

We expect that products incorporating the acquired technology from these acquisitions will be completed and begin to generate cash flows over the six to nine months period after integration. However, development of these technologies remains a significant risk to us due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing, and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. If we fail to bring these products to market in a timely manner, we could lose an opportunity to capitalize on emerging markets, and our business and operating results could be materially and adversely impacted.

At the date of acquisition, we estimated that Datum's technology was 59% and Malleable's technology was 58% complete. These estimates were determined by comparing the time and cost spent to date, and the complexity of the technology achieved to date to the total cost, time and complexity that would be expended or achieved to bring the technology to completion.

To date, progress on the acquired technologies has been in line with the Company's expectations at the date of acquisition. Development costs incurred subsequent to acquisition have been $ 2 million on Malleable's technology and $ 1 million on Datum's technology.

We have not yet introduced products from these acquisitions to the market. If we fail to achieve the expected levels of revenues and net income from these products, our return on investment expected at the time that the acquisition was completed will be negatively impacted and any other assets related to the development activities may become impaired.



Interest and other income, net
------------------------------
Net interest and other income increased to $4.8 million in the third quarter of 2000 from $2.2 million in last year's third quarter due to higher cash balances available to earn interest.


Gain on sale of investment
--------------------------
During the third quarter of 2000, we realized a pre-tax gain of approximately $14.2 million as a result of our disposition of a portion of our investment in Sierra Wireless, Inc., a publicly held company. These shares were previously subject to escrow restrictions and were not available for sale until the third quarter of fiscal 2000. We currently own 2.7 million common shares of Sierra Wireless of which approximately 234,000 are available for sale and the remainder are subject to certain resale provisions. We expect the resale restrictions to be lifted on 50% of the shares in May, 2001, and the restrictions on the remaining shares to be lifted in May, 2002.


Provision for income taxes
--------------------------
The provision for income taxes consists primarily of estimated taxes on Canadian and other foreign operations.

Recently issued accounting standards
------------------------------------
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on our consolidated balance sheet at fair value. The Financial Accounting Standards Board has subsequently delayed implementation of the standard until financial years beginning after June 15, 2000. We expect to adopt the new Statement effective January 1, 2001. We expect the impact of this accounting standard will be immaterial to our financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000.


First Nine Months of 2000 and 1999

Net Revenues ($000,000)
                                        First nine months
                                     ----------------------
                                        2000          1999        Change

   Networking products                 $ 441.7       $ 190.0      132%
   Non-networking products                20.9          13.0       61%
                                     ------------------------
   Total net revenues                  $ 462.6       $ 203.0      128%
                                     ========================


Net revenue of $462.6 million in the first nine months of 2000 increased 128% over the comparable period of 1999 as a result of strong networking revenue growth and relatively moderate non-networking growth.



Gross Profit ($000,000)
                                         First nine months
                                      ----------------------
                                        2000          1999        Change

Networking                             $ 344.8       $ 146.6         135%
Non-networking                             9.3           5.9          58%
                                      -----------------------
Total gross profit                     $ 354.1       $ 152.5         132%
                                      =======================
   Percentage of net revenues             76.6%         75.1%

Gross profit increased in the first nine months of 2000 compared to the first nine months of 1999 as a result of increased net revenues. Gross profit as a percentage of sales increased for the same periods as higher gross margin networking products represented a greater percentage of overall net revenue.



Operating Expenses and Charges ($000,000)


                                             First nine months
                                          ----------------------
                                              2000        1999        Change


Research and development                     $ 114.1    $ 57.5           98%
Percentage of net revenues                       25%       28%


Marketing, general & administrative          $  68.7    $ 35.8           92%
Percentage of net revenues                       15%       18%

Amortization of deferred stock compensation:
   Research and development                  $  21.1    $  2.4
   Marketing, general and administrative         2.5       1.0
                                             ------------------
   Total                                     $  23.6    $  3.4
                                             ==================
   Percentage of net revenues                     5%        2%

Amortization of goodwill                     $  18.7    $  1.4

Costs of merger                              $  36.9    $  0.9

Acquisition of in process research and
development                                  $  38.2    $   -


R&D expenses increased in dollars but decreased as a percentage of net revenues in the first nine months of 2000 compared to the first nine months of 1999 as we increased R&D spending at a slower rate than our revenue growth. All of the R&D spending in 2000 and 1999 related to our networking products.

Marketing,   general  and  administrative  expenses  increased  in  dollars  and decreased as a percentage of net revenues in the nine months of 2000 compared to the nine months of 1999.

Amortization of deferred stock compensation increased in the first nine months of 2000 compared to the first nine months of 1999 as a result of the acquisitions during the first nine months of 2000.

We incurred goodwill amortization charges in the first nine months of 2000 as a result of prior acquisitions as well as the Datum and Malleable acquisitions completed in the third quarter. We expect additional significant goodwill charges in the future.

We incurred $36.9 million in merger costs in the first nine months of 2000 related to the Toucan, Extreme, AANetcom and QED acquisitions which were completed during the first nine months of 2000. These costs related primarily to investment banking and other professional fees.

Liquidity and Capital Resources

Cash and cash equivalents and short term investments increased from $206.3 million at the end of 1999 to $333.3 million at September 24, 2000.

During the first nine months of 2000, operating activities provided $114.6 million in cash. Net income of $40.5 million includes non-cash charges of $24.2 million for depreciation, $20.2 million for amortization of intangibles, $23.7 million amortization of deferred stock compensation, a $38.2 million in process research and development charge, and non-cash gains on sale of investments of $41.3 million.

Our year to date investing activities included the maturity of and reinvestment in short-term investments. We also made investments in other companies of $13.4 million, purchased $65.2 million of plant and equipment, spent net cash of $14.0 million on the acquisitions of Datum and Malleable and received $42.2 million of proceeds from the sale of investments and paid out $ 3.9 million in net wafer fabrication deposits.

Our year to date financing activities provided $64.8 million. We used $7.2 million for debt and lease repayments and received $71.9 million of proceeds from issuing common stock.

Our principal source of liquidity at September 24, 2000 was our cash, cash equivalents and short term investments of $333.3 million. We also have a line of credit with a bank that allows us to borrow up to $15 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent.

We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital, venture investing, capital expenditure and wafer deposit requirements through the end of 2000. We expect to spend approximately $44 million on new capital additions and to make additional venture investments as opportunities arise in the balance of 2000.


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

Our  business   strategy   contemplates   acquisition  of  other   companies  or
technologies, which could adversely affect our operating performance

PMC  has  closed  seven  acquisitions  in  fiscal  2000.   Acquiring   products,
technologies or businesses from third parties is an integral part of our business strategy. Management may be diverted from our operations while they identify and negotiate these acquisitions and integrate an acquired entity into our operations. Also, we may be forced to develop expertise outside our existing businesses, and replace key personnel who leave due to an acquisition. We have not previously attempted to integrate several acquisitions simultaneously and may not succeed in this effort.

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

         PMC may not realize the anticipated benefits of the Quantum Effect Devices merger

On August 24, 2000, PMC completed the acquisition of Quantum Effect Devices, Inc., a publicly traded semiconductor company. PMC may not realize the anticipated benefits of this merger because of the following challenges.

-        Incorporating   QED's   microprocessor   technology   into  PMC's  next
         generation of products

- Integrating QED's relatively small technical team with PMC's larger and more widely dispersed engineering organization, without losing the services of QED's technical experts in the microprocessor field

-        Integrating QED's non-networking products with PMC's business, and

- Integrating different enterprise resource planning and accounting systems


The integration of PMC and QED will be complex, time consuming and expensive and may disrupt PMC's and QED's businesses. In particular, PMC does not have manufacturing, selling or support experience for these products, some of which are sold to customers that PMC does not normally service.

Some of QED's suppliers, vendors, licensees and licensors are PMC's competitors and as a result may alter their business relationship with PMC in the future.

PMC and QED employees may experience uncertainty about their future role with the combined company. This may harm the combined company's ability to attract and retain key management, marketing and technical personnel.

         PMC has not yet achieved revenues from its recent acquisitions

The products from six of the companies PMC has acquired in fiscal 2000 have been incorporated into customer equipment designs that have yet to generate significant revenue for PMC. These or any follow-on products may not achieve commercial success. These acquisitions may not generate future revenues or earnings. The timing of revenues from newly designed products is often uncertain. In the past, we have had to redesign products which we acquired when buying other businesses, resulting in increased expenses and delayed revenues. This may occur in the future as we commercialize the new products resulting from recent acquisitions.

PMC initiated its presence in the digital signal processing market with the acquisitions of Toucan, Malleable and Datum. Prior to these acquisitions, PMC had limited design expertise in this technology, and may fail to bring digital signal processing products to market successfully.

Datum's technology is applicable to the radio frequency wireless networking market - a market in which PMC has no current presence.


         PMC's operating results may be impacted differently depending on which method we use to account for acquisitions

A future acquisition could adversely affect operating results, particularly if we record the acquisition as a purchase such as the Malleable and Datum acquisitions. In purchase acquisitions, we may incur a significant charge for purchased in process research and development, or IPR&D, in the period in which the acquisition is closed. In addition, we may capitalize a significant goodwill asset that would be amortized over its expected period of benefit. The resulting amortization expense could seriously impact operating results for many years. PMC may enter into additional purchase acquisitions in the future.

We have accounted for a number of our recent mergers as pooling of interests. If, after completion of these mergers, events occur that cause the merger to fail to qualify for pooling of interests accounting treatment, the purchase method of accounting would apply. Purchase accounting treatment would seriously harm the reported operating results of the combined company because the estimated fair value of PMC common stock issued in the mergers is much greater than the historical net book value of the assets in each of the acquired company's accounts.


PMC's rapid growth has strained our resources, and we may not be able to manage future growth

PMC has experienced a period of rapid growth which has placed and will continue to place a significant strain on our resources. We have increased our employee headcount from 660 at the end of 1999 to 1,451 at the end of the third quarter of 2000, expanded our operations and facilities, and increased the responsibilities of management. We are experiencing typical challenges in integrating a number of acquisitions. This process is absorbing a high percentage of management time which must be diverted from other areas of our operations. We expect to continue the growth of our operations. This may significantly strain our management, manufacturing, product development, financial, information systems and other resources.

We cannot be certain that our systems, procedures, controls and existing space will be adequate to support our operations.


If one or more of our customers changes their ordering pattern or if we lose one or more of our customers, our revenues could decline

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and Lucent Technologies each accounted for more than 10% of our fiscal 1999 and year to date 2000 revenues. We do not have long-term volume purchase commitments from any of our major customers.

Our customers often shift buying patterns as they manage inventory levels, decide to use competing products, are acquired or divested, market different products, change production schedules or change their orders for other reasons. If one or more customers were to delay, reduce or cancel orders, our overall order levels may fluctuate greatly, particularly when viewed on a quarterly basis.

If our customers use our competitors' products instead of ours, suffer a decline in demand for their products or are acquired or sold, our revenues may decline

Our expenses are relatively fixed. Fluctuation in our revenues may cause our operating results to fluctuate. Demand for our products and, as a result our revenues, may decline for the following reasons outside our control.

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

We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because the product life and design-in cycles in many of our customers' products.

         Increasing competition in our industry will make it more difficult to earn design wins in our customer's equipment.

Major domestic and international semiconductor companies, such as Intel, IBM, and Lucent Technologies, are concentrating an increasing amount of their substantially greater financial and other resources on the markets in which we participate. This represents a serious competitive threat to PMC. Emerging companies also provide significant competition in our segment of the semiconductor market.

Our competitors include Applied Micro Circuits Corporation, Broadcom, Conexant Systems, Cypress Semiconductor, Dallas Semiconductor, Galileo Technology, Globespan, Integrated Device Technology, IBM, Infineon, Intel, Lucent Technologies, Motorola, Texas Instruments, Transwitch and Vitesse Semiconductor. Over the next few years, we expect additional competitors, some of which also may have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our broad range of products. Competition is particularly strong in the market for optical networking and optical telecommunication chips, in part due to the market's growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. These companies, individually or collectively, could represent future competition for many design wins, and subsequent product sales. Larger competitors in our market have recently acquired or announced plans to acquire both publicly traded and privately held companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business which PMC might have otherwise won.

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

In the past, some of our customers have built PMC component inventories that exceeded their production requirements. Those customers subsequently reduced their orders and impacted our operating results. This is likely to happen again.

Several telecom service providers have recently reported difficulty accessing the capital needed to build their networks. This has affected recent operating results at several telecom and networking equipment makers. If this decline in end-user purchasing continues or expands to other equipment manufacturers, demand for PMC's products could decline.

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

         If the market does not accept the recently developed specifications and protocols on which our new products are based, we may not be able to sustain or increase our revenues

Some of our other recently introduced products adhere to specifications developed by industry groups for transmissions of data signals, or packets, over high-speed fiber optics transmission standards. These transmission standards are called synchronous optical network, or SONET, in North America, and synchronous data hierarchy, or SDH, in Europe. The specifications, commonly called packet-over-SONET/SDH, may be rejected for other technologies, such as mapping IP directly onto fiber. In addition, we can not be sure whether our products will compete effectively with packet-over-SONET/SDH offerings of other companies.

A substantial portion of our business also relies on continued industry acceptance of asynchronous transfer mode, or ATM, products. ATM is a networking protocol. While ATM has been an industry standard for a number of years, the overall ATM market has not developed as rapidly as some observers had predicted it would. As a result, competing communications technologies, including gigabit and fast ethernet and packet-over-SONET/SDH, may inhibit the future growth of ATM and our sales of ATM products.


A significant portion of PMC's revenue relate to sales of our MIPS-based processors. If MIPS Technologies develops future generations of its technology, we may not be able to obtain a licence on reasonable terms.

MIPS Technologies has introduced, and will likely continue to introduce, new generations of its microprocessor technology architecture containing improvements that are not covered by the technology we are currently licensing from MIPS Technologies. A significant part of our success could depend on our ability to develop products that incorporate those improvements. We may not be able to license the technology for any new improvements from MIPS Technologies on commercially reasonable terms or at all. If we cannot obtain required licenses from MIPS Technologies, we could encounter delays in product development while we attempt to develop similar technology, or we may not be able to develop, manufacture and sell products incorporating this technology.

In addition, our current microprocessor products and planned future products are based upon the microprocessor technology we license from MIPS Technologies. If we fail to comply with any of the terms of its license agreement, MIPS Technologies could terminate our rights, preventing us from marketing our current and planned microprocessor products.


We anticipate lower margins on mature and high volume products, which could adversely affect our profitability

We expect the average selling prices of our products to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. If we price our products too high, our customers may use a competitor's product or an in-house solution. To maintain profit margins, we must reduce our costs sufficiently to offset declines in average selling prices, or successfully sell proportionately more new products with higher average selling prices. Yield or other production problems, or shortages of supply may preclude us from lowering or maintaining current operating costs. Our networking products range widely in terms of the margins they generate. A change in product mix sales could impact our operating results materially.



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

In addition, if our suppliers are unable or unwilling to increase productive capacity in line with demand, we may suffer supply shortages or be allocated supply. A shortage in supply could adversely impact our ability to satisfy customer demand, which could adversely affect our customer relationships along with our current and future operating results. We expect to be supply constrained on our shipments of microprocessors in the near term.

         We rely on limited sources of wafer fabrication, the loss of which could delay and limit our product shipments

We do not own or operate a wafer fabrication facility. Three outside foundries supply most of our semiconductor device requirements. Our foundry suppliers also produce products for themselves and other companies. In addition, we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the foundries we use are unable or unwilling to manufacture our products in required volumes, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, to satisfy our production requirements.

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

We are subject to the risks of conducting business outside the United States to a greater extent than companies which operate their businesses mostly in the United States, which may impair our sales, development or manufacturing of our products

We are subject to the risks of conducting business outside the United States to a greater extent than most companies because, in addition to selling our products in a number of countries, a significant portion of our research and development and manufacturing is conducted outside of the United States.

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

In addition, we may be faced with greater difficulty in collecting outstanding balances due to the sheer distances between our collection facilities and our customers, and we may be unable to enforce receivable collection in foreign nations due to their business legal systems. If one or more of our foreign customers do not pay their outstanding receivable, we may be forced to write-off the account. This could have a material impact on our earnings.

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

We are exposed to foreign currency fluctuations through our operations in Canada and elsewhere. In our effort to hedge this risk, we typically forecast our operational currency needs, purchase such currency on the spot market at the beginning of an operational period, and classify these funds as a hedge against operations. We usually limit the operational period to less than three months to avoid undue exposure of our asset position to further foreign currency fluctuation. While we expect to utilize this method of hedging our foreign currency risk in the future, we may change our hedging methodology and utilize foreign exchange contracts that are currently available under our operating line of credit agreement.

Occasionally, we may not be able to correctly forecast our operational needs. If our forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At the end of the third quarter of 2000, we did not have significant foreign currency denominated net asset or net liability positions, and we had no outstanding foreign exchange contracts.

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

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits -

                   -       11.1  Calculation of earnings per share 1

                   -       27  Financial Data Schedule



              (b)  Reports on Form 8-K -

                   - A Current Report on Form 8-K was filed on October 3, 2000 to disclose the completion of the Company's acquisition of SwitchOn Networks, Inc.

                   - An amended Current Report on Form 8-K/A was filed on September 29,2000 to report financial information required under Item 7 relating to the acquisition of Datum Telegraphic, Inc.

                   - A Current Report on Form 8-K was filed on September 1, 2000 to disclose the completion of the Company's acquisition of Quantum Effect Devices, Inc.

                   - A Current Report on Form 8-K was filed on August 28, 2000 to disclose the completion of the Company's acquisition of Datum Telegraphic, Inc.

                   - An amended Current Report on Form 8-K/A was filed on August 7,2000 to report financial information required under Item 7 relating to the acquisition of Malleable Technologies, Inc.

                   - A Current Report on Form 8-K was filed on July 25, 2000 to disclose that the Company had signed a definitive agreement to acquire Quantum Effect Devices, Inc.

                   - A Current Report on Form 8-K was filed on July 12, 2000 to disclose the completion of the Company's acquisition of Malleable Technologies, Inc.

                   - A Current Report on Form 8-K was filed on June 30, 2000 to disclose that the Company had signed a definitive agreement to purchase Datum Telegraphic, Inc.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PMC-SIERRA, INC.
                               (Registrant)


Date:  November 8, 2000        /S/  John W. Sullivan
       -----------------       ------------------------------------------------
                               John W. Sullivan
                               Vice President, Finance (duly authorized officer)
                               Principal Accounting Officer


------------------------
(1) Refer to Note 6 of the financial statements included in Item I of Part I of this Quarterly Report.