Form 10-K
period 2000-12-31
PMC SIERRA INC
filed 2001-04-02
CIK 767920

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

                               3975 Freedom Circle
                              Santa Clara, CA 95054

          (Address of principal executive offices, including zip code) Registrant's telephone number, including area code: (408) 369-1176

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X     No
                                          --------    --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on February 15, 2001, as reported by the Nasdaq National Market, was approximately $ 8,171,165,000. Shares of Common Stock held by each executive officer and director and by each person known to the Registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2001, the Registrant had 163,299,799 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of
      Stockholders to be held on May 31, 2001 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K Report.


PART I

ITEM 1.  Business.

GENERAL

PMC-Sierra, Inc. designs, develops, markets and supports high-performance semiconductor networking solutions. Our products are used in high-speed transmission and networking systems which are being used to restructure the global telecommunications and data communications infrastructure.

PMC-Sierra was incorporated in the State of California in 1983 and reincorporated in the State of Delaware in 1997. Our Common Stock trades on the Nasdaq National Market under the symbol "PMCS" and is included in the Nasdaq-100 index.

In this Annual Report on Form 10-K, "PMC-Sierra", "PMC", "the Company", "us", "our" or "we", includes PMC-Sierra, Inc. and all of our subsidiary companies.

This Annual Report and the portions of our Proxy Statement incorporated by reference into this Annual Report contain forward-looking statements that involve risks and uncertainties. We use words such as "anticipates", "believes", "plans", "expects", "future", "intends", "may", "will", "should", "estimates", "predicts", "potential", "continue" and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including the "Outlook for 2001" subsection within) and "Business".

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Factors that You Should Consider Before Investing In PMC-Sierra" and elsewhere in this Annual Report.

These forward-looking statements apply only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described in this Annual Report and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

*   our mergers and their accounting treatment;
*   revenues;
*   gross profit;
*   research and development expenses;
*   marketing, general and administrative expenditures; and
*   capital resources sufficiency.

This report contains terms used within our industry that some investors may not recognize. We refer investors to the glossary of terms provided at the end of this Item.

INDUSTRY BACKGROUND

Increasing demand for Internet bandwidth is straining the global information infrastructure. At home, individuals use the Internet for shopping, downloading music and video files, working at home, checking investment portfolios, paying bills and communicating. At work, more and more companies are "web-enabling" their sales, budgeting, production, purchasing, human resources, and finance applications. Companies are conducting on-line meetings, sharing data across departments, downloading reports and sending in timesheets over networks. The demand for these applications, and the bandwidth required to successfully implement them, has resulted in an increased interest for higher speed Internet connections.

         The Bandwidth Suppliers

Two major types of network bandwidth suppliers are trying to address these rapidly evolving networking demands: (a) incumbent telephone companies, such as AT&T, British Telecom, NTT, MCI Worldcom, Sprint and the Regional Bell Operating Companies, and (b) new data-centric competitive carriers, such as Williams and Level 3 at the core of the Internet infrastructure, and Competitive Local Exchange Carriers, or CLECs, such as Covad and Northpoint at the access points of the Internet infrastructure.

Historically, traditional phone companies spent significant capital building networks that supplied reliable phone services to their customers. As a result of the deregulation of the telecommunications industry, traditional phone service has become much more competitive and much less profitable. Hence, established carriers facing reduced margins in their phone businesses and new carriers are expanding their focus to include the higher growth data market. They will invest billions of dollars to build new networks that will address public demand for massive data and voice capacity.

         Access to High Bandwidth Internet

One of the major factors behind the growth of the Internet infrastructure market is demand by the end-user to transmit more information at faster speeds. This bandwidth demand by individuals, organizations and businesses grows as more sophisticated and enhanced user applications consumes much of the available access bandwidth.

For residential Internet access, the more commonly used 56 kilobit analog modem is a bottleneck. Digital Subscriber Line, or DSL, technology uses traditional phone lines connected to your home or office to provide substantially increased bandwidth for Internet access. New DSL access multiplexer equipment is making the broad deployment of DSLs possible by efficiently managing all of the network traffic to and from customers using DSL services. In areas where cable services are available, cable modems are also providing residential customers with higher bandwidth access methods to the Internet.

Many businesses are finding that their ISDN or even T1 access lines provide insufficient bandwidth for the file sharing, online procurement, production, sales, service and other management applications they use. Some CLECs are deploying new DSL technologies and higher bandwidth connections for businesses in an effort to meet these growing demands.

Equipment manufacturers are supplying network equipment to bandwidth suppliers that enables more and higher bandwidth connections, often within the limitations of traditional phone networking facilities and the power supply infrastructure. To be effective, this networking equipment must feature low power consumption per port served, as well as more ports served per equipment line card. PMC develops lower power and higher port density networking products, such as the TEMUX-84, to address the requirements of these equipment manufacturers.

         Wireless Infrastructure

Some of the major catalysts driving the expansion of wireless infrastructure are: the accelerated growth of mobile phone usage, increased call duration and call frequency, and new third generation licenses.

Many carriers are upgrading their existing wireless infrastructures to facilitate the change from session-oriented, voice conversations to data-rich, continuous connections with the Internet. Emerging next-generation personal web companions will integrate features such as voice service, text messaging, web content, enterprise data, and global positioning. Users are demanding wireless handsets and personal digital assistants that are "always on" for use as Internet access devices.

Carriers are deploying base transceiver stations to connect these wireless services to the Internet. These base stations convert wireless communication traffic into wired networks. The wired networks then aggregate, switch and process the signals at primarily T1 or E1 rates.

         All IP/Ethernet Networks

Today, many incumbent carriers supplement their existing network infrastructure with new "multi-service" Frame Relay and Asynchronous Transfer Mode, or ATM, networks that support data, voice and other communication traffic. These carriers use Quality of Service, or QoS, management techniques to differentiate service and pricing for different types of communication traffic carried over their networks.

To date, purely Internet Protocol, or IP, and Ethernet based networks have not been able to provide carriers with the management and control required to provide different quality levels for different types of traffic. For instance, purely IP or Ethernet networks may have difficulty differentiating between a voice signal or an email, or may cause unwanted pauses or delays during a normal telephone conversation.

As networks transport significantly more data than any other type of traffic, many carriers believe the next generation of communications networks will be IP-based. Some of these carriers are deploying large networks that support traffic on purely IP or Ethernet transmissions. For example, many ISPs deploy multiple high-capacity routers that have Ethernet interconnects and communicate with WAN optical transport equipment using IP-over-Sonet/SDH. PMC is developing networking products such as the S/UNI 2xGE and the S/UNI-2488 that support our customers' increased demand for WAN compliant Ethernet and IP-over-Sonet applications.

     Optics Deployment to Handle High Volume Traffic

The emergence of the Optical Transport Network, or OTN, - a network based on the transmission of light, rather than electrical signals - is one of the greatest evolutions in the broadband networking arena. In 2000, carriers continued to deploy and light thousands of miles of fiber optic cable underground and alongside railway lines or petroleum pipelines. These deployments have provided increased communications capacity throughout the core of the Wide Area Network, or WAN.

The emergence of the OTN has resulted in an optical/electrical convergence where optical functions mesh with electrically managed functions. In today's networks, optical wavelengths transport traffic while electrical semiconductors are used to manage traffic. PMC offers networking products that merge existing electrical-based communications protocols, such as ATM, SONET/SDH, IP and Gigabit Ethernet, with new optical-based protocols.

As a more attractive investment for long distance transmissions, many carriers consider the massive bandwidth capacity provided by fiber optics and Dense Wave Division Multiplexing, or DWDM, which is a method of using color wavelengths to create a new network "line" for every color. Today, more and more carriers are deploying lower cost DWDM systems throughout Metropolitan Area Networks, or MANs, and networks on the "edge" of the WAN to manage the large volumes of bandwidth driven by increased DSL, Cable, Frame Relay and other network access technologies.

The MANs and edge networks being deployed by carriers have high bandwidth capacities (such as OC-3, OC-12 and OC-48) that traditionally have been used in Core or Transport parts of the WAN. Core networks, however, are migrating to higher OC-48 and OC-192 speeds, and using primarily large capacity "concatenated" signals, which are signals that do not have individually managed channels within them. MANs and Edge networks must look inside the high capacity signals to aggregate, filter, manage and disaggregate individual communications channels.

This need for granularity or channelized management presents a variety of new challenges for networking equipment manufacturers and their customers. In addition, our customers require high density and lower power solutions due to the real estate and power supply limitations in the densely populated locations where the Metro and Edge equipment is deployed. PMC introduced the SPECTRA and CHESS (Channelized Engine for Sonet/SDH) set of networking products, among others, to directly address our customers concerns in these areas.

         The Shift from ASIC to ASSP

As the networking equipment markets become more competitive, and as technological advances accelerate, our customers continue to look for ways to reduce development risk, reduce research and development costs and shorten the time it takes to bring their products to market. In the past, equipment manufacturers looked for off-the-shelf Application Specific Standard Product, or ASSP, solutions to solve their immediate design needs before undertaking the risky and often resource inefficient task of designing their own custom Application Specific Integrated Circuit, or ASIC. If our customers applied ASSP solutions to their technology challenges, they were often able to allocate their valuable and scarce design resources to functions that were unavailable from standard product suppliers and would help differentiate their product.

Traditionally, the ASSPs demanded by customers were fixed function standard PHYs. In recent years, equipment manufacturers have been demanding ASSPs that perform additional networking equipment functions. Some equipment manufacturers are demanding the additional flexibility derived from ASSP microprocessor products along with ASSPs which perform traffic management, processing and switching.

OUR STRATEGY

Our overall strategy is to provide our customers with networking semiconductor solutions that address a broad range of products and applications. Our approach is as follows:

*   Address a number of classes of networking equipment;
*   Provide a selection of specialized products within each networking function;
*   Provide a selection of products that address multiple networking functions;
    and
* Develop or acquire new technologies and products in anticipation of our customers' needs.

         Classes of Equipment Served

The internet infrastructure is comprised of a complex structure of linked networks, many of which are owned by separate organizations and follow a unique approach to manage and transmit networking traffic. These networks are made more complex by the variety of equipment used in the networks, each of which performs a separate function. In addition, there may be a number of manufacturers that design and market numerous types of networking equipment. We have a diverse customer base comprised of large customers that produce a variety of networking equipment products and some small customers that provide one or two networking equipment products.

Our strategy is to provide products that adhere to the major networking standards and perform the most common networking functions required by the most widely deployed types of Internet infrastructure equipment. Our goal is to provide products that can be used in the majority of the applications used to build the Internet.

Thus, we design our products for a wide variety of networking equipment types, including:

WAN Access Equipment                    WAN Transmission and Switching Equipment

*    Remote Access Equipment            *    WAN Edge Switches
*    Frame Relay Access Devices         *    Routers
*    Wireless Basestations              *    WAN Core Switches
*    Digital Loop Carriers              *    Digital Cross Connects
*    Frame Relay Switches               *    Add-Drop Multiplexers
*    Internet Access Concentrators      *    Terminal Multiplexers
*    Digital Subscriber Line Access
     Multiplexers (DSLAMs)

LAN equipment

*    Switches/Routers
*    Network Interface Cards
*    Network Appliances

         Provide a Broad Range of Products

We provide our customers with a variety of products from which to choose. This allows them to select the equipment design that is appropriate for the segment of the equipment market they are attempting to address. We sell products that vary within certain functions, such as our line of S/UNI physical layer products, and we sell products that vary across functions. This is further discussed below.

The following is a summary of some of our more significant products currently available.




                      Table I - PMC-Sierra Product Summary
                      ------------------------------------


                                                                                                       Function
                                                                               -----------------------------------------------------
                                                         Through-               LIU /                                   Traf-
                                                         put/Clock     Granu-   PHY /      Tributary  Cell/Packet Back-  fic
No.Product                       Description               Rate        larity  Framer  SAR Processor   Processor  plane  Mgr Switch
---------                        -----------             ---------     ------  ------  --- ---------  ----------- ----- ---- ------


 1 T1XC             1-port framer + LIU                     T1           -       x
 2 E1XC             1-port framer + LIU                     E1           -       x
 3 QDSX             4-port short haul analog LIU           T1/E1         -       x
 4 COMET            1-port framer + long haul LIU          T1/E1         -       x
 5 COMET-QUAD       4-port framer + long haul LIU          T1/E1         -       x
 6 TQUAD            4-port framer                           T1           -       x
 7 EQUAD            4-port framer                           E1           -       x
 8 TOCTL            8-port framer                           T1           -       x
 9 EOCTL            8-port framer                           E1           -       x
10 D3MX             M13 Multiplexer/Demultiplexer           T3           -       x
11 TEMUX            28T/21E framer, Sonet mapper
                    & M13 Mux                          T1/E1 - T3/E3     -       x
12 TEMUX-84         84T/63E framer, Sonet mapper
                    & 3xM13 Muxes                      T1/E1 - T3/E3     -       x
13 S/UNI-IMA-8      8 link inverse multiplexer
                    for ATM/UNI PHY                        T1/E1         -       x
14 S/UNI-IMA-32     32 link inverse multiplexer
                    for ATM/UNI PHY                        T1/E1         -       x
15 S/UNI-IMA-84     84 link inverse multiplexer
                    for ATM/UNI PHY                        T1/E1         -       x
16 S/UNI-MPH        Quad T1/E1 ATM Interface               T1/E1         -       x
17 S/UNI-PDH        T1/E1/T3/E3  + ATM                 T1/E1 - T3/E3     -       x
18 S/UNI JET        1-port framer or ATM UNI           T1/E1/J2 - T3/E3  -       x
19 S/UNI QJET       4-port framer or ATM UNI           T1/E1/J2 - T3/E3  -       x
20 S/UNI-4xD3F      4-port J2, E3 and DS-3 Framer        T3/E3/J2        -       x
21 S/UNI-CDB        4 channel cell delineation block      52mb/s         -       x
22 S/UNI-155        1-port PHY                              OC3          -       x
23 S/UNI-155-LITE   1-port PHY + analog CRU/CSU             OC3          -       x
24 S/UNI-PLUS       enhanced 1-port PHY + analog
                    CRU/CSU                                 OC3          -       x
25 S/UNI-155-ULTRA  1-port PHY + UTP-5 + analog
                    CRU/CSU                                 OC3          -       x
26 S/UNI-155-DUAL   2-port PHY + analog CRU/CSU             OC3          -       x
27 S/UNI-QUAD       4-port PHY + analog CRU/CSU             OC3          -       x
28 S/UNI-16x155     16-port PHY + analog CRU/CSU            OC3          -       x
29 LASAR-155        ATM PHY & AAL5 SAR                      OC3          -       x      x
30 S/UNI STAR       1-port SONET/SDH framer                 OC3          -       x
31 S/UNI TETRA      4-port ATM + POS PHY + analog
                    CRU/CSU                                 OC3          -       x
32 S/UNI 622        1-port PHY                             OC12          -       x
33 S/UNI-622 MAX    1-port PHY + analog CRU/CSU            OC12          -       x
34 S/UNI-4x622      4-port PHY + analog CRU/CSU            OC12          -       x
35 S/UNI-2488       1-port PHY + analog CRU/CSU            OC48          -       x
36 S/UNI-2xGE       2-port SERDES & Gigabit MAC         2 x 1 Gbps       -       x
37 S/UNI-622-POS    1-port ATM + POS PHY + analog
                    CRU/CSU                                OC12          -       x
38 TEMAP            VT/TU Mapper and M13 Multiplexer       STS-1         -              x
39 SPTX             Path Terminating Tranceiver             OC3        STS-1     x
40 STXC             Transport Overhead Terminator           OC3          -       x
41 STTX             Transport Overhead Terminator          OC12          -       x
42 SPECTRA-155      Payload Extractor/Aligner               OC3        STS-1     x
43 SPECTRA-4x155    4-port Payload Extractor/Aligner
                    (Chess)                                 OC3        STS-1     x
44 SPECTRA-622      Payload Extractor/Aligner              OC12        STS-1     x
45 SPECTRA-2488     Payload Extractor/Aligner
                    (Chess)                                OC48        STS-1     x
46 S/UNI-MACH 48    48-channel POS/ATM Cell
                    Processor/Mapper (Chess)               OC48        STS-1     x
47 QUAD-PHY         4-port SERDES                         5 Gbps         -       x
48 OCTAL-PHY        8-port SERDES                         10 Gbps        -       x
49 AAL1gatorII      AAL1 SAR Processor                     T3/E3        DS0             x
50 AAL1gator-4      4-channel AAL1 SAR                     T3/E3        DS0             x
51 AAL1gator-8      8-channel AAL1 SAR                     T3/E3        DS0             x
52 AAL1gator-32     32-channel AAL1 SAR                    T3/E3        DS0             x
53 TUPP             VT/TU Payload Alignor/Processor         OC3          T1                     x
54 TUPP-PLUS        TUPP + Performance Monitor              OC3          T1                     x
55 TUPP-PLUS 622    TUPP + Performance Monitor              OC12         T1                     x
56 TUDX             VT/TU X-Connect Switch                2 x OC3        T1                     x
57 PALADIN-10       DSP for Amplification Correction        n/a         n/a                                x
58 FREEDM-32P32     32 link, 32 ch. HDLC Controller       2 x T3        DS0                                x
59 FREEDM-8         8 link, 128 ch. HDLC Controller       2 x T3        DS0                                x
60 FREEDM-32        32 link, 128 ch. HDLC Controller      2 x T3        DS0                                x
61 FREEDM-32P672    32 link, 672 ch. HDLC Controller        OC3         DS0                                x
62 FREEDM-32A672    32 link, 672 ch. HDLC Controller
                    w' "Any-PHY"                            OC3         DS0                                x
63 FREEDM-84P672    84 link, 672 ch. HDLC Controller        OC3         DS0                                x
64 FREEDM-84A672    84 link, 672 ch. HDLC Controller
                    w' "Any-PHY"                            OC3         DS0                                x
65 MECA-4A          Multi-Channel Voice over ATM DSP        n/a         n/a                                x
66 MECA-4I          Multi-Channel Voice over IP DSP         n/a         n/a                                x
67 RCMP-200         Routing Control, Monitoring &
                    Policing                                OC3        Cell                                x
68 RCMP-800         Routing Control, Monitoring &
                    Policing                                OC12       Cell                                x
69 S/UNI-ATLAS      Full Duplex RCMP + additional
                    features                                OC12       Cell                                x
70 S/UNI-ATLAS-3200 Full Duplex RCMP + additional
                    features                                OC48       Cell                                x
71 RM5231A          64-bit MIPS RISC Microprocessor         n/a           -                                x
72 RM5261A          64-bit MIPS RISC Microprocessor         n/a           -                                x
73 RM7000A          64-bit MIPS RISC Microprocessor
                    with L2 Cache                                                                          x
74 QRT              ATM Quad Routing Table                  OC12       Cell                                                x
75 QSE              ATM Quad Switching Element             5 Gbps      Cell                                                      x
76 TBS              Telecom Bus Serializer (Chess)          OC48      STS-1                                          x
77 TSE              Transmission Switching Element
                    (Chess)                                40Gbps     STS-1                                                      x
78 S/UNI DUPLEX     Dual Serial Link PHY Multiplexer
                    (Vortex)                                OC3           -      x                                   x           x
79 S/UNI VORTEX     Octal Serial Link PHY Multiplexer
                    (Vortex)                                OC12          -      x                                   x           x
80 S/UNI APEX       ATM/Packet Traffic Mgr. & Switch
                    (Vortex)                                OC12          -                                x               x     x
81 PM9311           TT1 Scheduler                           C192/
                                                         320 Gbps     OC 48
82 PM9312           TT1 Cross Bar
                                                                                                                                 x
83 PM9313           TT1 Data Slice
84 PM9315           TT1 Enhanced Port Processor
85 EXACT - PM3370   8x100 port controller                 100 Mbps        -                                x                     x
86 EXACT - PM3380   1x1000 port controller                  1 Gbps        -                                x                     x
87 EXACT - PM3390   8 to 16 port EXACT Switch Matrix        8 Gbps        -                                x                     x





This table is intended only to provide a general understanding of our products. Our chips may not perform all the possible features related to a specific function. For example, we have a number of single port OC-3 ATM physical layer products that perform different functions within the physical layer of the networking hierarchy and are generally used in different applications.

         Our Strategy Includes Addressing More Networking Functions

While we provide our customers with single function products, such as our S/UNI products, in a variety of formats, we also develop products that address a variety of networking functions. The following product map provides examples of how our products address our customers' needs based on target equipment market (access, edge, core) and functionality (PHY/Framer, Layer 2+, traffic management and switch fabrics):

                       Table II - Product Function Table

                     ------------------- ------------------- -------------------
                            ACCESS               EDGE              CORE
                     ------------------- ------------------- -------------------
Switch Fabrics and
Traffic Management   S/UNI-APEX,         S/UNI-APEX          TT1
                     S/UNI-VORTEX,
                     S/UNI- DUPLEX
                     ................... ................... ...................
Layer 2+             MECA, FREEDM,       CLASSIPI,
                     S/UNI-ATLAS,        S/UNI-ATLAS,        CHESS-2488,
                     AAL1gator, PALADIN  AAL1gator           S/UNI-ATLAS-2500
                     ................... ................... ...................
PHY/FRAMER           COMET, TEMUX        SPECTRA,            S/UNI-2488
                                         S/UNI 155/622
                     -----------------------------------------------------------
                                        MIPS MICROPROCESSORS
                     -----------------------------------------------------------

By providing architectural solutions, our goal is to provide our customers with solutions that enable them to bring their next generation products to market faster.

         We Develop and Acquire New Technologies to Address the Needs of Next Generation Networks

While some of the next generation products we introduce are based on technologies we develop ourselves, we intend to fill some of our technology gaps through acquisitions. The following is a table that summarizes the acquisitions where we acquired technology in the three years ended December 31, 2000.

                         Table III - Acquisition Summary

--------------------------------------------------------------------------------
         Acquired Company              Date Acquired     Technology Acquired
--------------------------------------------------------------------------------
 Integrated Telecom Technology, Inc.        May 1998  SARs, Traffic Management
                                                      and Switch Fabrics
--------------------------------------------------------------------------------
 Abrizio, Inc.                        September 1999  High Capacity/Protocol
                                                      Agnostic Switch Fabrics
--------------------------------------------------------------------------------
 Toucan Technology Ltd.                 January 2000  Digital Signal
                                                      Processing (DSP)
--------------------------------------------------------------------------------
 AANetcom, Inc.                           March 2000  High Speed Serial/
                                                      Deserialisers
--------------------------------------------------------------------------------
 Extreme Packet Devices Inc.              April 2000  Traffic Management
--------------------------------------------------------------------------------
 Malleable Technologies, Inc.              June 2000  Voice-over-IP/ATM DSPs
--------------------------------------------------------------------------------
 Datum Telegraphic Inc.                    July 2000  Power Linearization DSPs
                                                      for Wireless Basestations
--------------------------------------------------------------------------------
 Quantum Effect Devices, Inc.            August 2000  MIPS Microprocessors
--------------------------------------------------------------------------------
 SwitchOn Networks, Inc.              September 2000  Layer 3-7 Classification
                                                      DSPs
--------------------------------------------------------------------------------

Some of the technologies we acquired not only addressed different functions in our customers' equipment, but also provided us with new semiconductor
technologies  that  our  customers  demand.   For  instance,   we  acquired  DSP
technologies through the acquisitions of Toucan, Malleable and Datum, and microprocessor technology through the acquisition of Quantum Effect Devices.

         New Networking Product Development

In 2000, we introduced the S/UNI 16x155, S/UNI 4x622 and S/UNI 2488. These represent our next generation of ATM and Packet-over-Sonet physical layer products that traffic at OC-48 line rates on next generation routers and multi-service switches.

We introduced the CHESS chip set in 2000 to address the challenging networking task of managing channelized signals. Channelized signals carry a number of smaller channels on one high speed signal. The CHESS chip set includes the Spectra 2488, Spectra 4x155, TBS, TSE and S/UNI MACH 48. These products provide framing, channelizing, serializing, traffic grooming, and mapping in channelized OC-48 streams. With the CHESS chip set, we provide our customers with a range of products which can help them build new classes of digital cross connects, add-drop multiplexers and switches.

We introduced the S/UNI Atlas 3200, which performs address resolution, traffic policing, fault and performance management and statistics gathering channelized and unchannelized communication streams at OC-48. The S/UNI Atlas 3200 is targeted at multi-service core, edge, access and metro-optical equipment.

We began sampling our S/UNI 2xGE in 2000 to support our customers' efforts to handle IP traffic in their core and edge routers, multi-service platforms and point-of-presence equipment. The S/UNI 2xGE is a physical layer dual port gigabit ethernet transceiver with integrated media access controllers.

We announced three new members of our AAL1gator family of ATM adaptation layer processors. These chips allow our customers to develop equipment that aggregates multiple lines of voice and other traffic onto an ATM network.

We introduced the S/UNI STAR, S/UNI CDB and S/UNI 4xD3F. These products provide flexible physical layer solutions to our customers for use in next generation multi-service equipment, customer premise equipment routers and wireless basestations.

In 2000, we also introduced a variety of next generation products for use in lower speed traffic aggregation and management equipment applications. The TEMUX-84 is a next generation T1/E1 product that combines 84 ports of T1 framing or 63 ports of E1 framing with three DS-3 multiplexers. This product, along with our other physical layer access products, addresses key market concerns of high port density, low power consumption and small packaging. Also in keeping with these needs, we introduced the COMET QUAD, the four-port next generation of our COMET product line.

We introduced the PALADIN-10, a DSP chip that improves the effectiveness of wireless base-station amplifiers by reducing power consumption by eliminating transmitter distortions and spectral inefficiencies. We also introduced the MECA-4I and MECA-4A, a family of voice-over-IP or voice-over-ATM DSP chips which convert voice signals into IP packets or ATM cells for transport over IP or ATM networks.

We also  introduced our next  generation  MIPS based  microprocessor  called the
RM7000A.  The  RM7000A  is  designed  for  software-intensive   data  networking
applications.

Finally, we introduced the Tiny Tera One, or TTI, chip set and switch fabric for high bandwidth switching applications. The TT1 chip set enables scalable terabit routers, ATM switches and optical switches to provide aggregate bandwidth of up to 320 gigabits per second. The TT1 chip set uses an architecture that allows for the multiple rack system implementations required to deal with the power and mechanical demands of these high performance systems.

OUR NON-NETWORKING PRODUCTS

In the third quarter of 1996, we announced our decision to exit the modem chip set business and discontinue development of our custom chip sets. Our remaining non-networking products are still being sold but we are not planning new development or follow-on products. Most of our remaining non-networking revenue is generated by one custom semiconductor that is used in a portable health monitoring device.

Revenues from other non-networking products declined rapidly in 1998 and 1999 and increased in 2000. We expect that our primary non-networking customer's next generation health monitoring device will be released in 2001. This product does not incorporate any of our semiconductors in its design. As a result, we expect revenue from non-networking products to decline rapidly in 2001 and end in 2002.

SEGMENT PERFORMANCE

We evaluate performance based on gross profits from operations of our networking and non-networking segments. Summarized financial information by segment is as follows:

                                               Year Ended December 31,
                                     -------------------------------------------

(in thousands)                           2000            1999            1998
--------------------------------------------------------------------------------
Net revenues

 Networking                           $  665,700      $  278,477      $  152,015
 Non-networking                           28,984          17,291          22,273
--------------------------------------------------------------------------------
Total                                 $  694,684      $  295,768      $  174,288
                                     ===========================================


Gross profit

 Networking                           $  515,712      $  214,401      $  118,469
 Non-networking                           12,811           7,928          10,529
--------------------------------------------------------------------------------
Total                                 $  528,523      $  222,329      $  128,998
                                     ===========================================

SALES, MARKETING AND DISTRIBUTION

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

We sell our products directly and through distributors, independent manufacturers' representatives and manufacturing subcontractors. Based on end users and ignoring sales to distributors or sub-contractors, Lucent Technologies and Cisco Systems each represented greater than 10% of our 2000 revenues. In 2000, the country purchasing the largest percentage of our products outside of the United States was Canada at 12%. Our international sales accounted for 38% of total revenue in 2000, 30% in 1999 and 32% in 1998.

MANUFACTURING

Independent foundries and chip assemblers manufacture all of our products. We receive most of the silicon wafers with which we derive our products from Chartered Semiconductor Manufacturing Ltd. ("Chartered"), Taiwan Semiconductor Manufacturing Corporation ("TSMC"), LSI Logic Corporation and IBM. These independent foundries produce our networking products at feature sizes down to
0.18 micron. We believe that by using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing and testing new products. In addition, we avoid much of the capital cost associated with owning and operating a fabrication facility.

We have supply agreements with Chartered and TSMC. We have made deposits to secure access to wafer fabrication capacity under both of these agreements. At December 31, 2000 and 1999, we had $23.0 and $19.1 million, respectively, in deposits with the foundries. Under these agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements but we are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms.

Wafers supplied by outside foundries must meet our incoming quality and test standards. We conduct the majority of our test operations on advanced mixed signal and digital test equipment in our Burnaby, Canada, facility. The remainder of our testing is performed predominantly by independent US and Asian companies.

RESEARCH AND DEVELOPMENT

Our current research and development efforts are targeted at integrating multiple channels or functions on single chips, broadening the number of products we provide to address varying protocols and networking functions, and increasing the speeds at which our chips operate.

We have design centers in or near Gaithersburg (Maryland), Galway (Ireland), Dublin (Ireland), Montreal (Canada), Portland (Oregon), Ottawa (Canada), Pune (India), San Jose (California), Saskatoon (Canada), Toronto (Canada), Vancouver (Canada) and Winnipeg (Canada).

We spent $178.8 million in 2000, $83.7 million in 1999, and $50.9 million in 1998 on research and development. In 2000, we also expensed $38.2 million of in process research and development, $31.5 million of which related to the acquisition of Malleable Technologies and $6.7 million of which related to the acquisition of Datum Telegraphic.

In 1998, we also expensed $39.2 million of in process research and development, $37.8 million of which related to the acquisition of Integrated Telecom Technologies and $1.4 million of which related to the acquisition of other technology.

BACKLOG

We sell primarily pursuant to standard short-term purchase orders. Our customers frequently revise the quantity actually purchased and the shipment schedules to reflect changes in their needs. As of December 31, 2000, our backlog of products scheduled for shipment within six months totaled $216.0 million. As of December 31, 1999, our backlog of products scheduled for shipment within six months totaled $165.3 million. Our backlog includes backlog to our major distributor, which may not result in revenues as we do not recognize revenue until our distributor has sold our products through to the end customer. Also, our customers may cancel a significant portion of the backlog at their discretion without penalty. Accordingly, we believe that our backlog at any given time is not a meaningful indicator of future revenues.

During December 2000 and into the first quarter of 2001, many of our customers experienced decreased demand, order cancellations or postponements and had accumulated significant inventories of our networking products. See "Outlook for 2001" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

COMPETITION

Our competitors include Applied Micro Circuits Corporation, Broadcom, Conexant Systems, Cypress Semiconductor, Dallas Semiconductor, Exar Corporation,
Integrated Device Technology, IBM, Infineon, Intel, Lucent Technologies (including Agere), Marvell Technology Group, Motorola, Multilink Technology Corporation, Nortel Networks, Texas Instruments, Transwitch and Vitesse Semiconductor. Over the next few years, we expect additional competitors, some of which may also have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our broad range of products. These companies, individually or collectively, could represent future competition for many design wins, and subsequent product sales.

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

We are expanding into some markets, such as the wireless infrastructure and generic microprocessor markets, that have established incumbents that have substantial financial and other resources. Some of these incumbents derive a majority of their earnings from these markets. We expect fiercer competition in these markets.

In addition, major domestic and international semiconductor companies, such as Intel, IBM, and Lucent Technologies, are concentrating an increasing amount of their substantially greater financial and other resources on the markets in which we participate. This represents a serious competitive threat to PMC. Emerging companies also provide significant competition in our segment of the semiconductor market, while our peers are becoming mature, successful and sophisticated.

Competition is particularly strong in the market for optical networking and optical telecommunication chips, in part due to the market's growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. These companies, individually or collectively, represent strong competition for many design wins, and subsequent product sales. Larger competitors in our market have recently acquired or announced plans to acquire both publicly traded and privately held companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that PMC might have otherwise won.

LICENSES, PATENTS AND TRADEMARKS

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

PMC and its logo are our registered trademarks and service marks. We own other trademarks and service marks not appearing in this Annual Report. Any other trademarks used in this Annual Report are owned by other entities.

EMPLOYEES

As of December 31, 2000, we had 1,726 employees, including 1,083 in Research & Development, 207 in Production and Quality Assurance, 245 in Marketing and Sales and 191 in Administration. Our employees are not represented by a collective bargaining agreement. We have never experienced any work stoppage. We believe our employee relations are good.

GLOSSARY OF TERMS

We use a number of terms in this Annual Report which are familiar to industry participants but which some investors may not recognize. We have provided a glossary of some of these terms below.

ATM: Asynchronous Transfer Mode - a high speed switching technology used in both LAN and WAN applications. ATM packages information in a fixed size (53 byte) cell format. ATM transmission rates can scale from 25 megabits per second (Mbps) to 40 gigabits per second (Gbps). An "ATM Network" is a network based on the ATM protocol.

Bandwidth: Commonly defined as the volume of data that a transmission line can carry, measured in bits per second. Traditional copper lines have the lowest bandwidth potential, while fiber optic lines have the highest.

Constant Bit Rate (CBR): A type of traffic that requires a continuous, specific amount of bandwidth over the ATM network. This is typically required for high quality video and digital voice transmission.

Dense Wavelength Division Multiplexing (DWDM): An extension of WDM technology that allows simultaneous transmission of multiple channels on a single fiber.

Digital Cross Connect: An electronic switching system that routes digital signals among multiple paths without demultiplexing them.

Digital Subscriber Line: A public network access technology that allows multiple forms of high bandwidth data, voice, and video to be carried over twisted-pair copper wire between a network service provider's central office and the customer site.

Digital Signal Processor (DSP): A specialized computer chip designed to perform a variety of possible complex operations digitally rather than by traditional analog methods. DSPs are useful in processing sound (like voice phone calls), graphics or video. For example, some DSPs are used in compressing real-time video signals before they are sent on a communications pipe to help reduce the amount of bandwidth used by the signals.

Ethernet: A standard protocol that encompasses both layer 1 (the transmission and reception of bits) and layer 2 (the packaging of data into frames) functions.

Frame Relay: A packet-switching technology used to route frames of information within a WAN. Instead of leasing dedicated lines between all remote sites, frame relay allows virtual private networks to be established in which remote sites are connected to a central carrier, which routes data accordingly.

Gigabit:  One billion bits.

HDLC:   High-level  Data  Link  Control  -  A  transmission  protocol  in  which information that allows devices to control data flow and correct errors is embedded in a data frame. Typically used for frame relay services.

Internet Protocol (IP): A routing protocol standard that is used to transport traffic over the Internet. IP implements the network layer (Layer 3) of the TCP/IP protocol, which contains a network address and is used to route a message to a different network or subnetwork.

ISDN: A traditional communications line that allows users to transmit data at 128 Kbps over copper cable.

LAN: Local Area Network - A shared network of computers that spans a relatively small area, usually confined to a single or cluster of buildings.

MAN: Metropolitan Area Network - A communications network that covers a geographic area, such as a city or suburb, or a series of LANs at multiple sites often interconnected by public facilities. "Edge" networks are similar to MANs, but generally relate to equipment that acts as a bridge onto an ATM network.

Megabit: One million bits.

MIPS Microprocessor: Microprocessors based on reduced instruction set computing, or RISC architectures; these devices can perform computations and control the flow of information in networking/communications infrastructure equipment, business network equipment and consumer network products.

Multiplexing: An electronic or optical process that combines a large number of low-speed transmission lines into one high-speed line by splitting the total available bandwidth of the high-speed line into narrower channels. Demultiplexing is the reverse of multiplexing.

OC Units:  See "SONET" below.

Packet: A group of binary digits transmitted and routed as a whole. Each packet contains information, a destination code, and a sequencing code in order to place the data in proper place in the sequence of packets that comprise a complete data transmission and codes used to check the transmission errors.

Point-of-Presence (POP): 1. A geographic area within which a communications network allows local access. 2. Locations where a long-distance carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that long-distance carrier. 3. The physical site where an Internet service provider has its modems and other networking gear. Subscribers dial into the POP for Internet access.

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

SONET: Synchronous Optical Network - Standard for synchronous data transmission over glass fiber. Rates are measured in optical carrier (OC) units. For example, OC-1 equals rates of 51.84 Mbps, OC-3 equals 155 Mbps, OC-12 equals 622 Mbps and OC-48 equals 2.5 Gbps. The international equivalent is SDH.

T1/E1: T1 is a digital transmission link with a capacity of 1.544 Mbps. A T-1 line can normally accommodate 24 voice conversations (channels), each one digitized at 64 Kbps and one 8-Kbps channel for signaling and control. E1 is the European designation for T1 and has a capacity of approximately 2 Mbps.

T3/E3: A digital transmission link capable of transmission speeds of 45 Mbps. A T-3 line can normally accommodate 672 voice conversations. E3 is the European designation for T3.

Terabit:  One trillion bits.

WANs: Wide Area Network - A shared network of computers that spans a large geographical area, normally consisting of multiple LANs or MANs.

ITEM 2.  Properties.

The following is a summary of our more significant properties, all of which are currently leased:

 ------------------------- ------------------------- -------------------------
 Location                  Square Footage            Lease Expiry Date
 ------------------------- ------------------------- -------------------------
 Burnaby, Canada           260,000                   Various to July 2007
 ------------------------- ------------------------- -------------------------
 Santa Clara region        18,000                    May 2004
                           38,000                    May 2002
                           356,000                   September 2011
 ------------------------- ------------------------- -------------------------
 Pennsylvania              32,000                    August 2003
 ------------------------- ------------------------- -------------------------
 Maryland                  12,000                    June 2005
                           72,000                    February 2011
 ------------------------- ------------------------- -------------------------
 Oregon                    42,000                    March 2009
 ------------------------- ------------------------- -------------------------
 Kanata, Canada            90,000                    December 2010
 ------------------------- ------------------------- -------------------------

Our executive offices and much of our test, sales and marketing, and design and engineering operations are located in our Santa Clara and Burnaby offices. We also lease offices in Massachusetts, North Carolina, Illinois, Texas, Maryland, Pennsylvania, Oregon, California, Toronto (Canada), Quebec (Canada), Saskatchewan (Canada), Manitoba (Canada), Barbados, Ireland, India, Germany, Sweden, Taiwan, the Peoples' Republic of China and the United Kingdom.

In 2000, we purchased 18.72 acres of land in Burnaby, Canada for $14.3 million. We intend to build a facility on this land, which will replace our existing Burnaby office.

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

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Stock Price Information. Our common stock trades on the Nasdaq National Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the Nasdaq National Market:

1999                                                        High        Low

First Quarter........................................     $  20.50   $   15.82
Second Quarter.......................................        31.03       17.82
Third Quarter........................................        55.00       32.21
Fourth Quarter.......................................        80.16       40.00


2000                                                        High        Low

First Quarter........................................     $ 245.44   $   62.75
Second Quarter.......................................       231.56      118.44
Third Quarter........................................       245.00      169.81
Fourth Quarter.......................................       227.19       69.50


We issued a two-for-one stock dividend on February 14, 2000 and May 14, 1999. Accordingly, the prices presented above have been adjusted to reflect these events.

To maintain consistency, the information provided above is based on calendar quarter ends rather than fiscal quarter ends. As of February 15, 2001, there were approximately 1,873 holders of record of our Common Stock.

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Our current bank credit agreement prohibits the payment of cash dividends without the approval of the bank.

         Sale of Unregistered Shares

On December 12, 2000, we acquired all the outstanding stock of Octera Corporation ("Octera"), and merged Octera into one of our wholly owned subsidiaries. Under the terms of the related merger agreement, all of the outstanding capital stock of Octera was exchanged for cash and approximately 128,000 shares of PMC's Common Stock. At the time of the transaction, the shares of our Common Stock issued to the former Octera stockholders were not registered under the Securities Act because the transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.


ITEM 6.  Selected Financial Data.*


                                                                   Year Ended December 31, (1)
                                                           (in thousands, except for per share data)
                                                   -------------------------------------------------------
                                                      2000 (2)   1999 (3)    1998 (4)   1997 (5)   1996 (6)
STATEMENT OF OPERATIONS DATA:

Net revenues                                       $  694,684  $ 295,768   $ 174,288  $ 139,337  $ 193,992
Gross profit                                          528,523    222,329     128,998    105,274     99,044
Research and development                              211,064     87,414      52,219     34,608     37,650
In process research and development                    38,200          -      39,176          -      7,783
Impairment of intangible assets                             -          -       4,311          -          -
Marketing, general and administrative                 104,595     53,684      33,982     26,502     32,148
Costs of merger                                        37,974        866           -          -          -
Amortization of goodwill                               36,397      1,912         915        300        300
Restructuring and other charges                             -          -           -     (1,383)    64,670
Income (loss) from operations                         100,293     78,453      (1,605)    45,247    (43,507)
Gain on sale of investments                            58,491     26,800           -          -          -
Net income (loss)                                      75,298     71,829     (21,699)    30,535    (51,774)

Net income (loss) per share - basic:  (7)          $     0.46  $    0.49   $   (0.16) $    0.24  $   (0.43)
Net income (loss) per share - diluted: (7)         $     0.41  $    0.45   $   (0.16) $    0.23  $   (0.43)


Shares used in per share calculation - basic          162,377    146,818     137,750    127,767    121,177
Shares used in per share calculation - diluted        181,891    160,523     137,750    134,133    121,177


BALANCE SHEET DATA:                                                    As of December 31, (1)
                                                                           (in thousands)
                                                   -------------------------------------------------------

Cash, cash equivalents and short-term investments  $  375,116  $ 214,265   $ 100,578  $  76,060  $  47,760
Working capital                                       340,986    191,019      83,039     61,752     24,004
Total assets                                        1,126,090    388,750     225,303    161,454    140,129
Long-term debt (including current portion)              2,333      9,198      16,807     16,873     24,637
Stockholders' equity                                  851,318    224,842     119,225     94,309     54,323






* All financial information has been restated to reflect the mergers with Abrizio, Toucan, AANetcom, Extreme, QED and SwitchOn, which were accounted for as poolings of interests.

(1) The Company's fiscal year ends on the last Sunday of the calendar year. The reference to December 31 has been used as the fiscal year end for ease of presentation.

(2) Results for the year ended December 31, 2000 include amortization of deferred stock compensation of $36.3 million, amortization of goodwill of $
     36.4 million, costs of merger of $38.0 million, an in process research and development charge of $38.2 million and gains of $58.5 million and the related tax provision of $13.7 million on sale of investments

(3) Results for the year ended December 31, 1999 includes amortization of deferred stock compensation of $5.1 million, amortization of goodwill of $1.9 million, a $0.9 million charge for costs of merger for the acquisition of Abrizio Inc. and gains of $26.8 million and the related tax provision of $3.6 million on sale of investments.

(4) Results for the year ended December 31, 1998 include amortization of deferred stock compensation of $1.5 million, amortization of goodwill of $0.9 million, an in process research and development charge of $39.2 million and a charge for impairment of intangible assets of $4.3 million.

(5) Results for the year ended December 31, 1997 include a recovery of $1.4 million from the reversal of the excess accrued restructure charge resulting from the conclusion of the restructuring.

(6) Results for the year ended December 31, 1996 include a restructuring charge of $69.4 million related to Company's exit from the modem chip set business and the associated restructuring of its non-networking operations, and a $7.8 million in process research and development charge.

(7)  Reflects 2-for-1 stock splits effective February 2000 and May 1999.


Quarterly Comparisons

         The following tables set forth the consolidated statements of operations for each of the Company's last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In management's opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                      Quarterly Data (Unaudited)*
                                              (in thousands except for per share data)

                                                      Year Ended December 31, 2000              Year Ended December 31, 1999
                                              ------------------------------------------- ----------------------------------------
                                               Fourth (1) Third (2)  Second (3) First(4)   Fourth(5) Third(6)   Second(7) First (8)
STATEMENT OF OPERATIONS DATA:

Net revenues                                   $ 231,652  $ 198,152  $ 150,514  $ 114,366  $ 91,941  $ 82,734   $ 66,862  $ 54,231
Gross profit                                     173,934    151,570    114,825     88,194    69,648    61,415     50,118    41,148
Research and development                          68,091     64,883     42,153     35,937    27,011    23,046     19,953    17,404
In process research and development                    -     38,200          -          -         -         -          -         -
Marketing, general and administrative             31,504     30,308     24,287     18,496    16,221    13,704     12,488    11,271
Amortization of goodwill                          17,680     17,770        488        459       478       478        478       478
Costs of merger                                    1,116     23,180      5,776      7,902         -       866          -         -
Income (loss) from operations                     55,543    (22,771)    42,121     25,400    25,938    23,321     17,199    11,995
Gain on sale of investments                       17,208     14,173     22,993      4,117         -         -     26,800         -

Net income (loss)                              $  43,854  $ (34,645) $  48,574  $  17,515  $ 17,322  $ 15,327   $ 32,979  $  6,201


Net income (loss) per share - basic (9)        $    0.26  $   (0.21) $    0.30  $    0.11  $   0.11  $   0.10   $   0.23  $   0.04
Net income (loss) per share - diluted (9)      $    0.24  $   (0.21) $    0.27  $    0.10  $   0.10  $   0.09   $   0.21  $   0.04

Shares used in per-share calculation - basic     165,609    164,488    161,611    157,798   151,472   149,063    144,216   142,520
Shares used in per-share calculation - diluted   184,245    164,488    180,694    177,658   167,767   163,884    156,762   153,679




* All financial information has been restated to reflect the mergers with Abrizio, Toucan, AANetcom, Extreme, QED and SwitchOn, which were accounted for as poolings of interests.

(1) Results include $11.5 million amortization of deferred stock compensation, $17.7 million amortization of goodwill, $1.1 million costs of merger related to the acquisition of SwitchOn and gains of $17.2 million gain on sale of investments and the related tax provision of $5.5 million.

(2) Results include $16.8 million amortization of deferred stock compensation, $17.8 million amortization of goodwill, $23.2 million costs of merger related to the QED acquisition, $38.2 million of in process research and development related to the Malleable and Datum acquisitions and $14.2 million gain on sale of investments net of the related tax provision of $4.5 million.

(3) Results include $3.9 million amortization of deferred stock compensation, $0.5 million amortization of goodwill, $5.8 million costs of merger related to the Extreme acquisition and $23.0 million gain on the sale of investments net of the related tax provision of $2.3 million.

(4) Results include $4.1 million amortization of deferred stock compensation, $0.5 million amortization of goodwill, $7.9 million costs of merger related to the AANetcom and Toucan acquisitions, and $4.1 million gain on the sale of investments net of the related tax provision of $1.4 million.

(5) Results include $1.5 million amortization of deferred stock compensation and $0.5 million amortization of goodwill.

(6) Results include $1.7 million amortization of deferred stock compensation, $0.5 million amortization of goodwill, $0.9 million costs of merger related to the Abrizio acquisition.

(7) Results include $1.2 million amortization of deferred stock compensation, $0.5 million amortization of goodwill and $26.8 million gain on sale of investments net of related tax provision of $3.6 million.

(8) Results include $0.8 million amortization of deferred stock compensation and $0.5 million amortization of goodwill.

(9)  Reflects 2-for-1 stock splits effective February 2000 and May 1999.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Factors that You Should Consider Before Investing In PMC-Sierra" and elsewhere in this Annual Report.

These forward-looking statements apply only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described in this Annual Report and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

*   our mergers and their accounting treatment;
*   revenues;
*   gross profit;
*   research and development expenses;
*   marketing, general and administrative expenditures;
*   capital resources sufficiency; and
*   Outlook for 2001.

All  historical   financial   information  has  been  restated  to  reflect  the
acquisitions of Abrizio, Toucan, AANetcom, Extreme, QED and SwitchOn, which were accounted for as poolings of interests.

PMC releases earnings at regularly scheduled times after the end of each reporting period. Typically within one hour of the release, we will hold a conference call to discuss our performance during the period. We welcome all PMC stockholders to listen to these calls either by phone or over the Internet by accessing our website at www.pmc-sierra.com.

Acquisitions

One of our business strategies is to acquire companies to obtain key technologies that will enable us to expand our product portfolio. We continue to evaluate opportunities for strategic acquisitions from time to time and may make additional acquisitions in the future.

In the past three years, we have completed the following acquisitions:



                                                                       Consideration Paid:
                                                                    -------------------------

                                                                                  Number of
                                                                                shares of PMC  Accounting
                                                                       Cash     common stock    method
 Acquired Company                     Location     Date Acquired    (in 000's)   and options    applied    Technology Acquired
 ----------------                     --------     -------------    ----------  -------------  ----------  -------------------


 Integrated Telecom              Gaithersburg, MD  May 1998         $ 38,050     1,660,000     Purchase    SARs, Traffic Management
 Technology, Inc.                                                                                          and Switch Fabrics

 Abrizio, Inc.                   Mountainview, CA  September 1999          -     8,704,000      Pooling    High Capacity/Protocol
                                                                                                           Agnostic Switch Fabrics

 Toucan Technology Ltd.           Galway, Ireland  January 2000            -       300,000      Pooling    Digital Signal
                                                                                                           Processing (DSP)

 AANetcom, Inc.                  Pennsylvania, PA  March 2000              -     4,800,000      Pooling    High Speed Serial/
                                                                                                           Deserialisers

 Extreme Packet Devices Inc.       Kanata, Canada  April 2000              -     2,000,000      Pooling    Traffic Management

 Malleable Technologies, Inc.        San Jose, CA  June 2000               -     1,250,000     Purchase    Voice-over-IP/ATM DSPs

 Datum Telegraphic Inc.         Vancouver, Canada  July 2000        $ 17,025       681,000     Purchase    Power Linearization DSPs
                                                                                                           for Wireless Basestations

 Quantum Effect Devices, Inc.     Santa Clara, CA  August 2000             -    12,300,000      Pooling    MIPS Microprocessors

 SwitchOn Networks, Inc.             Milpitas, CA  September 2000          -     2,112,000      Pooling    Layer 3-7 Classification
                                                                                                           DSPs

 Octera Corporation                 San Diego, CA  December 2000    $  1,500       127,965     Purchase    Semiconductor design




For acquisitions accounted for as a purchase, we included the acquired business' results of operations in our results of operations after the acquisition dates. For acquisitions that were accounted for as a pooling of interests, we restated all historical financial information to reflect the results of operations of the acquired businesses. For more information, see Note 2 to the accompanying Consolidated Financial Statements.

Results of Operations

Net Revenues ($000,000)

                                       2000    Change    1999    Change    1998
--------------------------------------------------------------------------------

Networking products                  $ 665.7    139%   $ 278.5     83%   $ 152.0

Non-networking products              $  29.0     68%   $  17.3    (22%)  $  22.3

Total net revenues                   $ 694.7    135%   $ 295.8     70%   $ 174.3


Net revenues were $694.7 million in 2000, $295.8 million in 1999 and $174.3 million in 1998, which equates to 135% growth in 2000 and 70% growth in 1999.

Our networking revenue increased 139% in 2000 and 83% in 1999 due to increased customer demand that was relatively evenly spread across most of our networking products. Our volume grew due to the growth of our customers' networking equipment businesses, our customers' continued transition from internally developed application specific semiconductors to our standard semiconductors, and our introduction and sale of our products that address additional network functions.

During December 2000 and into the first quarter of 2001, many of our customers experienced decreased demand, order cancellations or postponements and had accumulated significant inventories of our networking products. See "Outlook for 2001".

Our non-networking revenue grew 68% in 2000 and declined 22% in 1999 as a result of our customers' fluctuating ordering patterns. We expect non-networking revenues to decline to zero in 2002 as our principal customer intends to redesign the product into which our products are incorporated.


Gross Profit ($000,000)


                                            2000   Change   1999  Change   1998
--------------------------------------------------------------------------------

Networking products                       $ 515.7   141%  $ 214.4   81%  $ 118.5
   Percentage of networking revenues          77%             77%            78%

Non-networking products                   $  12.8    62%  $   7.9  (25%) $  10.5
   Percentage of non-networking revenues      44%             46%            47%

Total gross profit                        $ 528.5   138%  $ 222.3   72%  $ 129.0
   Percentage of net revenues                 76%             75%            74%


Total gross profit was $528.5 million in 2000, $222.3 million in 1999 and $129.0 million in 1998. This represented growth of 138% in 2000 and 72% in 1999. Total gross profit grew in 2000 compared to 1999 due to increased demand for both networking and non-networking products. In 1999, total gross profit increased compared to 1998 as networking product revenue growth exceeded the decline in non-networking product revenue.

Total gross profit as a percentage of net revenue increased in 2000 and 1999 as our higher gross margin networking revenues comprised a greater portion of our total revenues. Because we sell highly complex networking products in lower volumes, we charge higher prices and generate higher gross margins relative to the overall semiconductor industry. We believe that if the market for our networking products grows, we introduce products that typically sell in higher volumes or our customers purchase our products in greater quantities, we will experience pricing pressure and our gross profit as a percentage of revenue will decline.

The gross margins of each of our networking products vary significantly. Our gross margins may decline in the future as a result of a shift in revenue mix to lower margin products.

Non-networking gross profit as a percentage of non-networking revenue declined in 2000 and 1999 due to our reduction of selling prices on these products as they mature.


Other Costs and Expenses ($000,000)

                                        2000    Change    1999  Change    1998
-------------------------------------------------------------------------------

Research and development               $178.8    114%    $83.7    64%    $50.9
Percentage of net revenues                26%              28%             29%

Marketing, general & administrative    $100.6     92%    $52.3    55%    $33.8
Percentage of net revenues                14%              18%             19%

Amortization of deferred stock
compensation:
  Research and development             $ 32.3    773%    $ 3.7   185%    $ 1.3
  Marketing, general & administrative     4.0    186%      1.4   600%      0.2
                                      -----------------------------------------
                                       $ 36.3    612%    $ 5.1   240%    $ 1.5
                                      -----------------------------------------
Percentage of net revenues                 5%               2%              1%

Amortization of goodwill               $ 36.4  1,816%    $ 1.9   111%    $ 0.9
Percentage of net revenues                 5%               1%              1%

Costs of merger                        $ 38.0       -    $ 0.9      -        -
Percentage of net revenues                 5%                -               -

In process research & development      $ 38.2       -        -      -    $39.2
Percentage of net revenues                 5%                -             22%

Impairment of intangible assets             -       -        -      -    $ 4.3
Percentage of net revenues                  -                -              2%


         Research and Development Expenses and Marketing, General and Administrative Expenses

Our research and development, or R&D, expenses were $178.8 million in 2000, $83.7 million in 1999 and $50.9 million in 1998, an increase of 114% in 2000 and 64% in 1999. The increase in R&D expenses reflects our ongoing R&D efforts relating to networking products. R&D expenditures increased in 2000 and 1999 due to an increase in personnel costs as a result of acquisitions and internal hiring of R&D personnel, and increased service and material costs associated with our expanding product development efforts. R&D decreased as a percentage of net revenues primarily because net revenues increased at a faster rate than R&D expenses.

We increased marketing, general and administrative or MG&A expenses by 92% to $100.6 million in 2000 and by 55% to $52.3 million in 1999. MG&A expenses increased due to the addition of new personnel, an increase in the size of our direct sales force and related commissions, increased marketing costs related to new products and our investment in infrastructure. In 2000, MG&A expenses decreased as a percentage of net revenue compared to 1999 because many of our MG&A costs are fixed in the short term and because we obtained benefits from some of our MG&A infrastructure investments. Since many of our MG&A expenditures are fixed in the short term, these expenses may decline as a percentage of revenues in periods of rising revenues and may increase as a percentage of revenues in periods of declining revenue.

         Amortization of Deferred Stock Compensation

We recorded total deferred stock compensation expense of $36.3 million in 2000 compared to $5.1 million in 1999 and $1.5 million in 1998. Deferred compensation charges increased as a result of our acquisitions of Toucan, Extreme, AANetcom, QED and SwitchOn. These acquisitions contributed $14.5 million to deferred stock compensation amortization in 2000 and all of the expense in 1999 and 1998. In addition, $20.1 million of the expense in 2000 related to the unearned compensation recognized on the Malleable and Datum purchase acquisitions.

         Amortization of Goodwill

Non-cash goodwill charges increased to $36.4 million in 2000 from $1.9 million in 1999 and $0.9 million in 1998 primarily as a result of the increase in goodwill recorded in connection with the Malleable and Datum acquisitions.

We may acquire products, technologies or companies in the future for which the purchase method of accounting may be used. This could result in significant additional goodwill amortization or in process research and development charges in future periods, which could materially impact our operating results.

         Costs of Merger

Merger costs were $38.0 million in 2000 and $0.9 million in 1999. The increase in merger costs resulted from the five pooling acquisitions we completed during 2000 compared to one pooling acquisition completed in 1999. These charges consist primarily of investment banking and other professional fees. We may incur significant merger costs related to future acquisitions.

         In Process Research and Development ("IPR&D")

IPR&D charges were $38.2 million in 2000, nil in 1999 and $39.2 million in 1998.

The amounts expensed to in process research and development in 2000 arose from the acquisitions of Malleable and Datum.

We determined the fair value of the existing products as well as the technology that was currently under development using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. These projected future cash flows were further adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition.

These forecasted cash flows were then discounted based on rates derived from our weighted average cost of capital, weighted average return on assets and venture capital rates of return adjusted upward to reflect additional risks inherent in the development life cycle. The risk adjusted discount rates used involved consideration of the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. After considering these factors, we determined the risk adjusted discount rates for Malleable and Datum to be 35% and 30%, respectively.

We believe that the pricing model used for products related to these acquisitions are standard within the high-technology industry and that the estimated IPR&D amounts so determined represent fair value and do not exceed the amounts that a third party would pay for these projects. When we acquire companies we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in process technology. Therefore, the valuation assumptions do not include anticipated cost savings.

A description of the IPR&D projects acquired are set forth below:

The in process technology acquired from Malleable detects incoming voice channels and processes them using voice compression algorithms. The compressed voice is converted, using the appropriate protocols, to ATM cells or IP packets to achieve higher channel density and support multiple speech compression protocols and different packetization requirements. At the date of acquisition we estimated that Malleable's technology was 58% complete and the costs to complete the project to be $4.4 million.

The technology acquired from Datum is a digitally controlled amplifier architecture, which was designed to increase basestation system capacities, while reducing cost, size and power consumption of radio networks. At the date of acquisition, we estimated that Datum's technology was 59% complete and the costs to complete the project to be $1.8 million.

The above estimates were determined by comparing the time and costs spent to date and the complexity of the technologies achieved to date to the total costs, time and complexities that were expected to be expended to bring the technologies to completion.

To date, progress and development costs incurred on the Datum technology acquired from Datum have been in line with the Company's initial expectation. Progress on the Malleable technology acquired has been slower than originally estimated and as a result, costs incurred on this project have exceeded our original estimates. To date, costs incurred on development of this project have been $7.0 million. Development of these technologies remains a significant risk to us due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing, and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. If we fail to bring these products to market in a timely manner, we could lose an opportunity to capitalize on emerging markets, and our business and operating results could be materially and adversely impacted.

We have not achieved significant revenues from these acquisitions. If we fail to achieve expected levels of revenues and net income from these products, our return on investment expected at the time that the acquisition was completed will be negatively impacted and any other assets related to the development activities may become impaired.

In 1998, we recorded IPR&D expenses of $39.2 million. These charges include $37.8 million related to the acquisition of Integrated Telecom Technology, or IGT, and $1.4 million related to the acquisition of technology that had not reached technological feasibility and had no alternative future use.

The allocation of the IGT acquisition purchase price to IPR&D, represented the estimated fair value of acquired IPR&D using the methodology described above.

As of the acquisition date, IGT had three development projects in process. These projects were between 65% and 83% complete and the value assigned to each project was determined based on projected future cash flows discounted at a risk-adjusted discount rate of between 28% and 30%. The total estimated cost to complete these projects at the time of acquisition was $1.8 million.

One of the IGT projects related to the development of an ATM switching system. The second and third projects related to the segmentation and reassembly ("SAR") of data in an ATM network.

We completed the first project in the first quarter of 1999 and were in full production by the end of the year. We completed development of the second project in the fourth quarter of 1998 and were in full production in the first quarter of 1999. The time of completion and costs to complete were consistent with our initial estimates used in the valuation of the projects.

Products related to these two projects have been introduced to the market in Fiscal 1999. Shipment volumes of products from acquired technologies are not material to our overall position at the present time and we are currently not able to determine the accuracy of overall revenue projections due to the early stage of the product life cycles. Failure to achieve the expected levels of revenues and net income from these products will negatively impact the return on investment expected at the time the acquisition was completed and could potentially result in impairment of other assets related to the development activities.

         Impairment of Intangible Assets.

During the third quarter of 1998, we terminated development work on a project and determined that a portion of the intangible assets recognized in connection with the IGT acquisition was impaired. We recorded a charge of $4.3 million because the developed and core technology related to this project was not technologically feasible and had no alternative future use.

Interest and Other Income, Net ($000,000)

                                         2000   Change   1999   Change   1998
--------------------------------------------------------------------------------

Interest and other income, net         $ 18.9    139%   $  7.9    172%    $2.9
Percentage of net revenues                 3%               3%              2%


Interest income increased in 2000 compared to 1999 and in 1999 compared to 1998 as a result of higher cash balances available to earn interest. Other income in 2000 and 1999 included income from an equity interest in another company of $0.6 million and $0.8 million, respectively. We decreased interest expense to $0.8 million in 2000 from $1.5 million in 1999 by retiring debt from loans and capital leases. This reduction was partially offset by additional interest expense from debt assumed from the companies we acquired.


Gain on Sale of Investments ($000,000)

                                         2000   Change   1999   Change   1998
------------------------------------------------------------------------------

Gain on sale of investments            $ 58.5    118%   $ 26.8      -       -
Percentage of net revenues                 8%               9%


Our gains on sale of investments were $58.5 million in 2000, $26.8 million in 1999 and nil in 1998.

In 2000, gains of $54.4 million resulted from the sale of a portion of our investment in Sierra Wireless, Inc., a public company. Additionally, we sold our remaining shares of Cypress Semiconductor, Inc. resulting in a gain of $4.1 million.

In 1999, we had gains of $14.5 million from the sale of a portion of our Sierra Wireless shares. During the year, we also had an investment in IC Works, Inc., or ICW, a private company that was subsequently purchased by Cypress Semiconductor, a public company. As a result of that transaction, we exchanged our preferred shares of ICW for common shares of Cypress Semiconductor. We disposed of a portion of our shares in Cypress Semiconductor, resulting in a gain of $12.3 million.

         Provision for Income Taxes.

Our annual effective tax rate for the year ended December 31, 2000 was 57.6% compared to a statutory tax rate of 35%. The increase in effective tax rate primarily reflects the higher provision for income taxes for our Canadian subsidiary and the non-tax deductible charges for in process research and development, goodwill amortization, deferred stock compensation and acquisition costs related to acquisitions completed during the year. These factors were partially offset by the utilization of tax losses and other deferred tax assets for which benefits were previously not recognized.

Our annual effective tax rate for the year ended December 31, 1999 was 36.5%, which approximated the statutory tax rate of 35%.

Our annual effective tax rate for the year ended December 31, 1998 was substantially higher than the statutory rate effective tax rate of 35% due to the non-tax deductible charges for in process research and development, goodwill amortization and impairment of intangible assets related to acquisitions completed during the year. In addition a valuation allowance was taken against certain deferred tax assets during the year.

We have provided a valuation allowance on certain of our deferred tax assets because of uncertainty regarding their realizability.

See Note 11 to the Consolidated Financial Statements for additional information regarding income taxes.

         Recently issued accounting standards.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended, will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Company will adopt the new Statement effective January 1, 2001. The initial adoption of SFAS 133 will not have a material effect on the Company's financial statements.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments increased to $375.1 million at the end of 2000 from $214.3 million at the end of 1999. During 2000, operating activities provided $182.5 million in cash. Net income of $75.3 million included non-cash charges of $35.4 million for depreciation, $38.8 million for amortization of intangibles, $36.3 million amortization of deferred stock compensation, a $38.2 million in process research and development charge and non-operating gains on sale of investments of $58.5 million.

Our investing activities included the maturity of and reinvestment in short-term investments. We also made investments in other companies of $24.8 million, purchased $104.3 million of plant and equipment, spent net cash of $15.5 million on the acquisitions of Malleable, Datum and Octera, received $59.7 million of proceeds from the sale of investments and paid out $3.9 million in net wafer fabrication deposits.

In 2000, our financing activities provided $67.1 million. We used $11.4 million for net debt and lease repayments, and received $78.4 million of proceeds from issuing common stock.

Our principal source of liquidity at December 31, 2000 was our cash, cash equivalents and short-term investments of $375.1 million. We also have a line of credit with a bank that allows us to borrow up to $25 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent. By December 31, 2000, we had committed $6.8 million of the available facility under letters of credit.

We  have  supply   agreements  with  two   independent   foundries  that  supply
substantially all of the wafers for our products. We have made deposits to secure access to wafer fabrication capacity under both of these agreements. At December 31, 2000 and 1999, we had $23.0 and $19.1 million, respectively, in deposits with the foundries. Under these agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements but we are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms.

In each year, we are entitled to receive a refund of a portion of these deposits. The amount to be received is based on the annual purchases from those foundries compared to the target levels in the agreements. If we do not receive our deposits back during the term of the agreements, then they will be returned to us at the end of the term.

We purchased $81.1 million in wafers from our foundry suppliers during 2000 compared to $30.5 million in 1999. Those amounts may not be indicative of any future period since wafer prices and our volume requirements may change.

We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital, venture investing, capital expenditure and wafer deposit requirements through 2001. We expect to spend approximately $118 million on new capital additions and to make additional venture investments as opportunities arise in 2001. We will decrease our expenditures on capital additions if we do not grow as planned (See Outlook for 2001).

Outlook for 2001

Several of our customers' clients, particularly Internet Service Providers and Competitive Local Exchange Carriers, have recently reported lower than expected demand growth for their services or products. For most of these companies, this has resulted in poor operating results and difficulty obtaining the capital required to build their networks. Many of these companies may delay equipment purchases or become insolvent in the near future. The larger incumbent carriers, as a group, have announced plans to slow the rate of growth of their capital expenditures. These factors, along with symptoms of a general economic slowdown in the United States, have lowered the demand for equipment at several of our significant customers, many of whom have announced large component inventories and declines in expected operating results.

We expect softening demand for our customers' services and products, and our customers' depletion of large inventories of our networking products will have a negative impact on our total revenue and gross profit. We expect revenues and gross profit to decline materially in at least the first two quarters of 2001 as our networking customers adjust to lower demand for their equipment and absorb their inventories of our networking products.

We intend to reduce spending on R&D and MG&A because of our expected revenue decline, we expect these expenses to increase as a percentage of revenues in the near term as we continue to focus on developing additional networking products.

We expect that any cost rationalization efforts, such as employee layoffs or office consolidation, will result in a restructuring charge when implemented.

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

We are  subject  to rapid  changes in demand for our  products  due to  customer
inventory  levels,   production  schedules,   end  networking  equipment  demand
fluctuations and our customer concentration

         Our customers may cancel or delay the purchase of our products to manage their inventory or for various other reasons

Our customers routinely build inventories of our products in anticipation of end demand for their products. Many of our customers have numerous product lines, numerous component requirements for each product, sizeable and complex supplier structures, and often engage contract manufacturers to supplement their manufacturing capacity. This makes forecasting their production requirements difficult and can lead to an inventory surplus of certain of their suppliers' components.

Our customers often shift buying patterns as they manage inventory levels, decide to use competing products, are acquired or divested, market different products, change production schedules or change their orders for other reasons. If one or more customers were to delay, reduce or cancel orders, our overall order levels may fluctuate greatly, particularly when viewed on a quarterly basis.

Recently, many of our customers indicated that they have accumulated significant inventories of our chips when compared to their own recently reduced shipment forecasts and have consequently reduced or delayed the desired shipment date of their orders. This has materially reduced our visibility of future revenue streams and caused an increase in our inventory levels. We expect that this will significantly reduce our operating results, in at least the next two fiscal quarters.

         If demand for our customers' products changes, including due to a downturn in the networking industry, our revenues could decline

Several of our customers' clients, particularly Competitive Local Exchange Carriers and Internet Service Providers, have recently reported lower than expected demand growth for their services or products, which has resulted in poor operating results and difficulty accessing the capital needed to build their networks or survive to profitability. Many of these companies may become insolvent in the near future. This, along with symptoms of a general economic slowdown in the United States, has affected the end demand at several of our significant customers, many of whom have announced large component inventories and declines in expected operating results.

In response, many of our customers and their contract manufacturers have undertaken expenditure and inventory reduction initiatives and have canceled or rescheduled orders with us. These actions may continue in future periods and may accelerate if conditions worsen for our customers. We expect these business conditions to materially affect our operating results in at least the next two fiscal quarters.

In addition, while all of our sales are denominated in US dollars, our customers' products are sold worldwide. While the current networking equipment market downturn may have been limited to the United States, the networking markets in the rest of the world could soon follow. Any decline in the world networking markets could seriously depress our customers' order levels for PMC products. This effect could be further exacerbated if fluctuations in currency exchange rates further depress the demand for our customers' products.

         We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and Lucent Technologies each accounted for more than 10% of our fiscal 2000 and fiscal 1999 revenues. Both of these companies have recently announced order shortfalls for their products. We do not have long-term volume purchase commitments from any of our major customers.

         Because our operating  expenses are relatively fixed in the short term,
         fluctuations  in  our  revenues  can  cause   proportionately   greater
         fluctuations in our operating results

Many of our research, development, marketing, general and administrative expenses are fixed from a short term perspective, while our revenues are not. Thus, if our revenues fluctuate, our profit will fluctuate at a greater percentage than our revenues.

PMC's rapid growth has strained our resources, and we may not be able to manage future growth

PMC has experienced a period of rapid growth, which has placed and will continue to place a significant strain on our resources. We increased our employee headcount to 1,728 at the end of 2000 from 660 at the end of 1999, expanded our operations and facilities, and increased the responsibilities of management. We are experiencing typical challenges in integrating the number of acquisitions. This process is absorbing a high percentage of management time that must be diverted from other areas of our operations.

While we expect our revenue to decline in the near term, we may return to historical growth levels over the long term. If this revenue swing occurs, our management, manufacturing, product development, financial, information systems and other resources may be strained. In addition, our systems, procedures, controls and existing space may not be adequate to support growth in our operations.

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

Our sales headquarters and a significant proportion of our research and development and production facilities reside in California. California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California.

We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay the introduction of new products, frustrate our sales efforts, damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase.

We are exposed to the credit risk of some of our customers and we may have difficulty collecting receivables from customers based in foreign countries

Many of our customers outsource the manufacturing of their products to contract manufacturers and the inventory management of our product through our major distributor. Many of these entities have built large inventories of our products and generally represent greater credit risk than our networking equipment customers.

The bulk of the revenues for several of our customers come from companies that have recently reported lower than expected demand growth for their services or products, such as Competitive Local Exchange Carriers and Internet Service Providers. This has materially and adversely affected some of our customers, some of which may become insolvent in the near future.

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

If one or more of our customers delays payment or does not pay their outstanding receivable, our balance sheet may be materially impacted or we may be forced to write-off the account.

Our  business   strategy   contemplates   acquisition  of  other   companies  or
technologies, which could adversely affect our operating performance

PMC closed eight acquisitions in fiscal 2000. Acquiring products, technologies or businesses from third parties is an integral part of our business strategy. Management may be diverted from our operations while they identify and negotiate these acquisitions and integrate an acquired entity into our operations. Also, we may be forced to develop expertise outside our existing businesses, and replace key personnel who leave due to an acquisition. We have not previously attempted to integrate several acquisitions simultaneously and may not succeed in this effort.

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

         PMC has not yet achieved revenues from some of its recent acquisitions

The products from six of the companies PMC has acquired in fiscal 2000 have been incorporated into customer equipment designs that have yet to generate significant revenue for PMC. These or any follow-on products may not achieve commercial success. These acquisitions may not generate future revenues or earnings.

The timing of revenues from newly designed products is often uncertain. In the past, we have had to redesign products that we acquired when buying other businesses, resulting in increased expenses and delayed revenues. This may occur in the future as we commercialize the new products resulting from recent acquisitions.

PMC began designing digital signal processors with the acquisitions of Toucan, Malleable and Datum. Prior to these acquisitions, PMC had limited design expertise in this technology, and may fail to bring digital signal processing products to market successfully. In addition, Datum's technology is applicable to the radio frequency wireless networking market - a market in which PMC had little experience.

If our customers use our competitors' products instead of ours, suffer a decline in demand for their products or are acquired or sold, our revenues may decline

We are experiencing significantly greater competition from many different market participants as the market in which we participate matures. In addition, we are expanding into markets that have established incumbents that have substantial financial and technological resources. We expect fiercer competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

All of our competitors pose the following threats to PMC:

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

         Increasing competition in our industry will make it more difficult to earn design wins in our customer's equipment

Major domestic and international semiconductor companies, such as Intel, IBM, Lucent Technologies and Motorola, are concentrating an increasing amount of their substantially greater financial and other resources on the markets in which we participate. This represents a serious competitive threat to PMC. Emerging companies also provide significant competition in our segment of the semiconductor market, while our peers are becoming mature, successful and sophisticated.

Our competitors include Applied Micro Circuits Corporation, Broadcom, Conexant Systems, Cypress Semiconductor, Dallas Semiconductor, Exar Corporation,
Integrated Device Technology, IBM, Infineon, Intel, Lucent Technologies (including Agere), Marvell Technology Group, Motorola, Multilink Technology Corporation, Nortel Networks, Texas Instruments, Transwitch and Vitesse Semiconductor. Over the next few years, we expect additional competitors, some of which may also have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our broad range of products. These companies, individually or collectively, could represent future competition for many design wins, and subsequent product sales.

Competition is particularly strong in the market for optical networking and optical telecommunication chips, in part due to the market's growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. These companies, individually or collectively, represent strong competition for many design wins, and subsequent product sales. Larger competitors in our market have recently acquired or announced plans to acquire both publicly traded and privately held companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that PMC might have otherwise won.

         We must often redesign our products to meet rapidly evolving industry standards and customer specifications, which may delay an increase in our revenues

We sell products to a market whose characteristics include rapidly evolving industry standards, product obsolescence, and new manufacturing and design technologies. Many of the standards and protocols for our products are based on high speed networking technologies that have not been widely adopted or ratified by one or more of the standard setting bodies in our customers' industry. Our customers often delay or alter their design demands during this standard-setting process. In response, we must redesign our products to suit these changing demands. Redesign usually delays the production of our products. Our products may become obsolete during these delays.

         Since we develop products many years before their volume production, if we inaccurately anticipate our customers' needs, our revenues may not increase

Our   products   generally   take   between  18  and  24  months  from   initial
conceptualization to development of a viable prototype, and another 6 to 18 months to be designed into our customers' equipment and into production. They often need to be redesigned because manufacturing yields on prototypes are unacceptable or customers redefine their products to meet changing industry standards or customer specifications. As a result, we develop products many years before volume production and may inaccurately anticipate our customers' needs.

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

We do not have employment agreements in place with our key personnel. As employee incentives, we issue common stock options that generally have exercise prices at the market value at the time of grant and that are subject to vesting. Recently, our stock price has declined substantially. The stock options we grant to employees are effective as retention incentives only if they have economic value.

PMC's operating results may be impacted differently depending on which method we use to account for acquisitions

A future acquisition could adversely affect operating results, particularly if we record the acquisition as a purchase such as the Malleable and Datum acquisitions. In purchase acquisitions, we may incur a significant charge for purchased in process research and development in the period in which the acquisition is closed. In addition, we may capitalize a significant goodwill or other intangible assets that would be amortized over their expected period of benefit. The resulting amortization expense could seriously impact operating results for many years. PMC may enter into additional purchase acquisitions in the future.

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

If the market does not accept the recently developed specifications and protocols on which our new products are based, we may not be able to sustain or increase our revenues

Some of our other recently introduced products adhere to specifications developed by industry groups for transmissions of data signals, or packets, over high-speed fiber optics transmission standards. These transmission standards are called synchronous optical network, or SONET, in North America, and synchronous data hierarchy, or SDH, in Europe. The specifications, commonly called packet-over-SONET/SDH, may be rejected for other technologies, such as mapping IP directly onto fiber. In addition, we cannot be sure whether our products will compete effectively with packet-over-SONET/SDH offerings of other companies.

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

A significant portion of PMC's revenues relate to sales of our MIPS-based processors. If MIPS Technologies develops future generations of its technology, we may not be able to obtain a license on reasonable terms.

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

We anticipate lower margins on mature and high volume products, which could adversely affect our profitability

We expect the average selling prices of our products to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. If we price our products too high, our customers may use a competitor's product or an in-house solution. To maintain profit margins, we must reduce our costs sufficiently to offset declines in average selling prices, or successfully sell proportionately more new products with higher average selling prices. Yield or other production problems, or shortages of supply may preclude us from lowering or maintaining current operating costs. Our networking products range widely in terms of the margins they generate. A change in product sales mix could impact our operating results materially.

We may not be able to meet customer demand for our products if we do not accurately predict demand or if we fail to secure adequate wafer fabrication or assembly capacity

We currently do not have the ability to accurately predict what products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and demand for their end-user networking equipment and because we supply a large number of products to a variety of customers and contract manufacturers who have many equipment programs for which they purchase PMC products. If we do not accurately predict what mix of products our customers may order, we may not be able to meet our customers' demand in a timely manner and may be left with unwanted inventory.

Recently, our customers have significantly delayed, canceled or otherwise changed future ordering patterns. If these or other customers do not order the products we have in stock, we could be left with unwanted inventory.

In addition, if our suppliers are unable or unwilling to increase productive capacity in line with demand, we may suffer supply shortages or be allocated supply. Additionally, since our products use a wide range of process technologies, we may not be able to secure the specific wafer capacity for the specific mix of products we demand. A shortage in supply could adversely impact our ability to satisfy customer demand, which could adversely affect our customer relationships along with our current and future operating results.

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

Some companies that supply our customers are similarly dependent on a limited number of suppliers to produce their products. These other companies' products may be designed into the same networking equipment into which our products are designed. Our order levels could be reduced materially if these companies are unable to access sufficient production capacity to produce in volumes demanded by our customers because our customers may be forced to slow down or halt production on the equipment into which our products are designed.

         We depend on third parties in Asia for assembly of our semiconductor products that could delay and limit our product shipments

Sub-assemblers in Asia assemble all of our semiconductor products. Raw material shortages, political and social instability, assembly house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply or assembly. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of customers. We have less control over delivery schedules, assembly processes, quality assurances and costs than competitors that do not outsource these tasks.

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

We are subject to the risks of conducting business outside the United States to a greater extent than companies that operate their businesses mostly in the United States, which may impair our sales, development or manufacturing of our products

We are subject to the risks of conducting business outside the United States to a greater extent than most companies because, in addition to selling our products in a number of countries, a significant portion of our research and development and manufacturing is conducted outside of the United States.

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

We are defendants in several outstanding legal proceedings about which we are unable to assess our exposure and which could become significant liabilities upon judgment.

We are defendants in a number of legal proceedings that we believe will have immaterial consequences or are unable to assess our level of exposure. These proceedings could create a material charge to our operating results in the future if our exposure increases or if our ability to assess our exposure becomes clearer.

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

Our stock price has been and may continue to be volatile

In the past, our common stock price has fluctuated significantly. This could continue as we or our competitors announce new products, our customers' results fluctuate, conditions in the networking or semiconductor industry change or investors change their sentiment toward technology stocks.

In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The following discussion regarding our risk management activities contains "forward-looking statements" that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

         Short term Investments:

We maintain a short term investment portfolio of various holdings, types and maturities of less than one year. To minimize credit risk the short term investments are diversified and generally consist of either Commercial Paper, rated P-1 by Moody's and A-1 or higher by Standard and Poor's, or Auction Rate Preferred's with a rating of Aaa/AAA. These securities are generally classified as held to maturity and accordingly are recorded on the balance sheet at cost.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if we were to sell securities which have declined in market value because of changes in interest rates.

Our investments are made in accordance with an investment policy approved by our Board of Directors. Under this policy, all short term investments must be made in investment grade securities with original maturities of less than one year at the time of acquisition.

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments.

Based on a sensitivity analysis performed on the financial instruments held at December 31, 2000 that are sensitive to changes in interest rates, the fair value of our short-term investment portfolio would not be significantly impacted by an immediate hypothetical parallel shift in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS or 150 BPS.

         Other Investments:

Other investments at December 31, 2000 include a minority investment in Sierra Wireless Inc., a publicly traded company, half of which has been classified as available for sale. Consequently, these securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. The value of our investment in these shares is subject to considerable market price volatility. For example, as a result of recent market price volatility, the unrealized gain on this investment, net of tax, recorded at December 31, 2000 of $32.6 million has, as of March 15, 2001, been reduced to an unrealized gain, net of tax, of approximately, $20.3 million.

Our other investments also include numerous investments in privately held companies and our remaining investment in Sierra Wireless Inc. shares which are subject to certain resale restrictions and are therefore carried at cost. Our investments in private companies are inherently risky as they typically consist of investments in companies which are still in the start-up or development stages. The market for the technologies or products that they have under development are typically in the early stages and may never materialize. Our investment in the Sierra Wireless Inc. shares which are subject to certain resale restrictions are subject to the same market volatility as the available for sale securities noted above with an additional risk due to the resale restriction. Accordingly, we could lose our entire investment in these companies.

         Foreign Currency

We generate a significant portion of our revenues from sales to customers located outside of the United States including Canada, Europe and the Middle East and Asia. We are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

Our sales and corresponding receivables are made primarily in United States dollars. Through our operations in Canada and elsewhere outside of the United States, we incur research and development, customer support costs and administrative expenses in Canadian and other local currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on the results of operations stemming from our exposure to these risks. As part of this risk management, we typically forecast our operational currency needs, purchase such currency on the open market at the beginning of an operational period, and hold these funds as a hedge against currency fluctuations. We usually limit the operational period to 3 months or less. While we expect to utilize this method of managing our foreign currency risk in the future, we may change our foreign currency risk management methodology and utilize foreign exchange contracts that are currently available under our operating line of credit agreement.

The purpose of our foreign currency risk management policy is to reduce the effect of exchange rate fluctuations on our results of operations. Therefore, while our foreign currency risk management policy may reduce our exposure to losses resulting from unfavorable changes in currency exchange rates, it also reduces or eliminates our ability to profit from favorable changes in currency exchange rates.

Occasionally, we may not be able to correctly forecast our operational needs. If our forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At the end of 2000, we did not have significant foreign currency denominated net asset or net liability positions, and we had no outstanding foreign exchange contracts.


Item 8.  Financial Statements and Supplementary Data

The chart entitled "Quarterly Data (Unaudited)" contained in Item 6 Part II hereof is hereby incorporated by reference into the Item 8 of Part II of this Form 10-K.

Consolidated Financial Statements Included in Item 8:

                                                                        Page

 Report of Deloitte & Touche LLP, Independent Auditors                    -

 Consolidated Balance Sheets at December 31, 2000 and 1999                -

 Consolidated Statements of Operations for each of the three              -
    years in the period ended December 31, 2000

 Consolidated  Statements of Cash Flows for each of the three             -
    years in the period ended December 31, 2000

 Consolidated  Statements of Stockholders'  Equity for each               -
    of the three years in the period ended December 31, 2000

 Notes to Consolidated Financial Statements                               -


Schedules for each of the three years in the period ended December 31, 2000 included in Item 14 (a):

 II  Valuation and Qualifying Accounts                                  S-1

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.


Report of Deloitte & Touche LLP, Independent Auditors

The Board of Directors of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMC-Sierra, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Vancouver, British Columbia
January 19, 2001



                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands except par value)

                                                             December 31,
                                                       -----------------------
                                                            2000        1999

ASSETS:
Current assets:
 Cash and cash equivalents                             $   256,198   $ 101,514
 Short-term investments                                    118,918     112,751
 Accounts receivable, net of allowance for
  doubtful accounts of $1,934 ($1,553 in 1999)              93,852      42,251
 Inventories, net                                           54,913      14,277
 Deferred income taxes                                      13,947       9,330
 Prepaid expenses and other current assets                  26,910       9,012
 Short-term deposits for wafer fabrication capacity          6,265       4,637
                                                       ------------  ----------
  Total current assets                                     571,003     293,772

Property and equipment, net                                127,534      51,978
Goodwill and other intangible assets,  net of
 accumulated amortization of $48,326 ($9,961 in 1999)      326,150      16,690
Investments and other assets                                84,667      11,827
Deposits for wafer fabrication capacity                     16,736      14,483
                                                       ------------  ----------
                                                       $ 1,126,090   $ 388,750
                                                       ============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                      $    60,978   $  17,860
 Accrued liabilities                                        39,724      20,242
 Deferred income                                            64,055      34,658
 Income taxes payable                                       63,491      25,912
 Current portion of obligations under capital
  leases and long-term debt                                  1,769       4,081
                                                       ------------  ----------
  Total current liabilities                                230,017     102,753

Deferred income taxes                                       37,824       9,091
Non-current obligations under capital leases
 and long-term debt                                            564       5,117
Commitments and contingencies (Note 6)

PMC special shares convertible into 3,746
 (1999 - 4,242) shares of common stock                       6,367       6,998
Preferred stock                                                  -      39,949

Stockholders' equity:
 Common stock and additional  paid in capital,
  par value $0.001; 900,000 shares authorized;
  162,284 shares issued and outstanding
  (148,009 shares in 1999)                                 796,229     240,373
 Deferred stock compensation                               (43,128)     (5,887)
 Accumulated other comprehensive income                     32,563         -
 Retained earnings (accumulated deficit)                    65,654      (9,644)
                                                        -----------  ----------
  Total stockholders' equity                               851,318     224,842
                                                       ------------  ----------
                                                       $ 1,126,090   $ 388,750
                                                       ============  ==========

See notes to consolidated financial statements



                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                    Year Ended December 31,
                                               ---------------------------------
                                                   2000       1999       1998


Net revenues                                    $ 694,684  $ 295,768  $ 174,288

Cost of revenues                                  166,161     73,439     45,290
                                               ---------------------------------
 Gross profit                                     528,523    222,329    128,998

Other costs and expenses:
 Research and development                         178,806     83,676     50,890
 Marketing, general and administrative            100,589     52,301     33,842
 Amortization of deferred stock compensation:
  Research and development                         32,258      3,738      1,329
  Marketing, general and administrative             4,006      1,383        140
 Amortization of goodwill                          36,397      1,912        915
 Costs of merger                                   37,974        866          -
 Acquisition of in process research and
 development                                       38,200          -     39,176
 Impairment of intangible assets                        -          -      4,311
                                               ---------------------------------
Income (loss) from operations                     100,293     78,453     (1,605)

Interest and other income, net                     18,926      7,922      2,903
Gain on sale of investments                        58,491     26,800          -
                                               ---------------------------------

Income before provision for income taxes          177,710    113,175      1,298

Provision for income taxes                        102,412     41,346     22,997
                                               ---------------------------------
Net income (loss)                               $  75,298  $  71,829  $ (21,699)
                                               =================================

Net income (loss) per common share - basic      $    0.46  $    0.49  $   (0.16)
                                               =================================

Net income (loss) per common share - diluted    $    0.41  $    0.45  $   (0.16)
                                               =================================

Shares used in per share calculation - basic      162,377    146,818    137,750

Shares used in per share calculation - diluted    181,891    160,523    137,750



See notes to consolidated financial statements.



                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                            Year ended December 31,
                                                                   -----------------------------------
                                                                        2000        1999       1998

Cash flows from operating activities:
 Net income (loss)                                                  $  75,298   $  71,829    $(21,699)
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation of plant and equipment                                  35,424      19,866      12,928
  Amortization of intangibles                                          38,757       3,599       2,850
  Amortization of deferred stock compensation                          36,264       5,121       1,469
  Deferred income taxes                                                 1,268      (2,921)     (1,192)
  Equity in income of investee                                           (574)       (792)          -
  Gain on sale of investments                                         (58,491)    (26,800)          -
  Acquisition of in process research and development                   38,200           -      39,176
  Impairment of intangible assets                                           -           -       4,311
  Changes in operating assets and liabilities
   Accounts receivable                                                (51,580)    (13,435)     (9,981)
   Inventories                                                        (40,668)     (9,061)     (1,462)
   Prepaid expenses and other current assets                          (18,233)     (2,700)     (2,435)
   Accounts payable and accrued liabilities                            59,417       9,426       2,561
   Deferred income                                                     29,397      21,710       9,666
   Income taxes payable                                                38,062      11,821       5,742
   Net liabilities associated with discontinued operations                  -           -        (301)

                                                                   ----------- -----------  ----------
    Net cash provided by operating activities                         182,541      87,663      41,633
                                                                   ----------- -----------  ----------

Cash flows from investing activities:
 Purchases of short-term investments                                 (309,269)   (137,556)    (53,001)
 Proceeds from sales and maturities of short-term investments         303,102      75,697      43,442
 Purchases of plant and equipment                                    (104,296)    (34,731)    (23,582)
 Purchase of investments                                              (24,834)     (8,500)          -
 Proceeds from sale of investments                                     59,737      28,628           -
 Purchase of intangible assets                                              -        (411)          -
 Investment in wafer fabrication deposits                              (8,584)          -
 Proceeds from refund of wafer fabrication deposits                     4,703       4,000       4,000
 Acquisition of businesses, net of cash acquired                      (15,473)          -     (27,165)
 Purchase of other in process research and development                      -           -      (1,419)

                                                                   ----------- -----------  ----------
    Net cash used in investing activities                             (94,914)    (72,873)    (57,725)
                                                                   ----------- -----------  ----------

Cash flows from financing activities:
 Proceeds from notes payable and long-term debt                         2,066       2,971       2,168
 Repayment of notes payable and long-term debt                         (8,279)     (2,687)       (764)
 Proceeds from sale/leaseback of equipment                                  -           -         140
 Principal payments under capital lease obligations                    (5,156)     (8,590)     (5,280)
 Proceeds from issuance of preferred stock                                  -      19,479      11,950
 Proceeds from issuance of common stock                                78,426      25,866      22,837
                                                                   ----------- -----------  ----------
    Net cash provided by financing activities                          67,057      37,039      31,051
                                                                   ----------- -----------  ----------
Net increase in cash and cash equivalents                             154,684      51,829      14,959
Cash and cash equivalents, beginning of the year                      101,514      49,685      34,726
                                                                   ----------- -----------  ----------
Cash and cash equivalents, end of the year                          $ 256,198   $ 101,514    $ 49,685
                                                                   =========== ===========  ==========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                           $     698   $   1,060    $  1,315
   Cash paid for income taxes                                          61,519      33,203      13,001

Supplemental disclosures of non-cash investing and
financing activities:
   Issuance of common stock and stock options for acquisitions
   under the purchase method of accounting                            414,938           -      28,221
   Capital lease obligations incurred for purchase of property
   and equipment                                                        3,634         408         689
   Notes payable issued for purchase of property and equipment              -       2,206         757
   Conversion of PMC-Sierra special shares into common stock              631       1,389       2,406




See notes to consolidated financial statements.




                                PMC-Sierra, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                     Common Stock
                                                    and Additional                  Accumulated     Retained
                                     Common Stock        Paid in       Deferred        Other        Earnings        Total
                                        Number           Capital        Stock      Comprehensive  (Accumulated)   Stockholders'
                                    of Shares (1)      Amount (1)    Compensation      Income       (Deficit)       Equity
-------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997             124,028        $ 145,486      $      -       $      -     $ (59,774)    $  85,712
Net loss                                        -                -             -              -       (21,699)      (21,699)
Conversion of special shares
  into common stock                         1,436            2,406             -              -             -         2,406
Issuance of common stock
  under stock benefit plans                 6,082           22,704             -              -             -        22,704
Issuance of common stock
   for contribution of assets                 491              279             -              -             -           279
Issuance of common stock
  for cash                                    234              133             -              -             -           133
Issuance of common stock
  on acquisition of subsidiaries            1,660           28,221             -              -             -        28,221
Deferred stock compensation                     -            4,917        (4,917)             -             -             -
Amortization of deferred                        -                -         1,469              -             -         1,469
  stock compensation


Balances at December 31, 1998             133,931          204,146        (3,448)             -       (81,473)      119,225
Net income                                      -                -             -              -        71,829        71,829
Conversion of special shares
  into common stock                           792            1,389             -              -             -         1,389
Issuance of common stock
  under stock benefit plans                12,432           18,643             -              -             -        18,643
Issuance of common stock
  for services rendered                         9              142             -              -             -           142
Issuance of common stock
  for cash                                    757            8,418             -              -             -         8,418
Conversion of warrants
  into common stock                            88               75             -              -             -            75
Deferred stock compensation                     -            7,560        (7,560)             -             -             -
Amortization of deferred                        -                -         5,121              -             -         5,121
  stock compensation


Balances at December 31, 1999             148,009          240,373        (5,887)             -        (9,644)      224,842
Net income                                      -                -             -              -        75,298        75,298
Change in net unrealized gains
  on investments                                -                -             -         32,563             -        32,563
Conversion of special shares
  into common stock                           496              631             -              -             -           631
Conversion of preferred stock
  into common stock                         5,243           39,949             -              -             -        39,949
Issuance of common stock
  under stock benefit plans                 4,421           27,359             -              -             -        27,359
Issuance of common stock
  for cash                                  1,949           50,804             -              -             -        50,804
Issuance of common stock on
  acquisition of subsidiaries               1,896          414,938             -              -             -       414,938
Conversion of warrants
  into common stock                           270              263             -              -             -           263
Deferred stock compensation                     -           21,912       (21,912)             -             -             -
Deferred stock compensation
  on acquisition of subsidiaries                -                -       (51,593)             -             -       (51,593)
Amortization of deferred                        -                -        36,264              -             -        36,264
  stock compensation


Balances at December 31, 2000             162,284        $ 796,229      $(43,128)      $ 32,563     $  65,654     $ 851,318
                                  =============================================================================================




(1) includes exchangeable shares

See notes to consolidated financial statements.


NOTE 1.   Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the "Company" or "PMC-Sierra") designs, develops, markets and supports high-performance semiconductor networking solutions. Our products are used in the high-speed transmission and networking systems, which are being used to restructure the global telecommunications and data communications infrastructure.

Basis of presentation. The accompanying consolidated financial statements include the accounts of PMC-Sierra, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's fiscal year ends on the last Sunday of the calendar year. For ease of presentation, the reference to December 31 has been utilized as the fiscal year end for all financial statement captions. Fiscal year 2000 consisted of 53 weeks and fiscal years 1999 and 1998 each consisted of 52 weeks. The Company's reporting currency is the United States dollar.

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, sales returns, warranty costs, income taxes and contingencies. Actual results could differ from those estimates.

Cash, cash equivalents and short-term investments. Cash equivalents are defined as highly liquid debt instruments with original maturities or remaining maturities at the date of acquisition of 90 days or less that have insignificant interest rate risk. Short-term investments are defined as money market instruments with original or remaining maturities greater than 90 days, but less than one year.

Under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized against interest income over the life of the investment.

Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments, net of any related tax effect are included in equity as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

As at December 31, 2000, the Company's short-term investments consisted of held-to-maturity investments, and their carrying value was substantially the same as their market value. As at December 31, 1999, $6.1 million of short-term investments were classified as available-for-sale securities. The carrying value of short-term investments was substantially the same as their market value. The proceeds from sales and realized gains or losses on sales of short-term investments classified as available-for-sale securities for all years presented were immaterial.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Cost is computed using standard cost, which approximates actual average cost.

The components of inventories are as follows:

                                                           December 31,
                                              ---------------------------------
(in thousands)                                        2000               1999
--------------------------------------------------------------------------------

Work-in-progress                               $      31,035      $      10,275
Finished goods                                        23,878              4,002
--------------------------------------------------------------------------------

                                               $      54,913      $      14,277
                                              ==================================

Property and equipment, net. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or the applicable lease term, whichever is shorter.

The components of property and equipment are as follows:

                                                           December 31,
                                              ----------------------------------
(in thousands)                                       2000                1999
--------------------------------------------------------------------------------

Machinery and equipment                        $     170,757      $      91,689
Land                                                  14,090                  -
Leasehold improvements                                13,794              5,426
Furniture and fixtures                                13,612              5,043
Building                                                 701                701
Construction-in-progress                               2,256                  -
--------------------------------------------------------------------------------
                                                     215,210            102,859
Less accumulated depreciation and amortization       (87,676)           (50,881)
                                              ----------------------------------
Total                                          $     127,534      $      51,978
                                              ==================================

The Company leases furniture, computer equipment and application software under long-term capital leases. Accordingly, capitalized costs of approximately $8,972,000 and $8,287,000 at December 31, 2000 and 1999, respectively, and accumulated amortization of approximately $6,334,000 and $5,999,000, respectively, are included in property and equipment.

Goodwill and other intangible assets. Goodwill, developed technology and other intangible assets are carried at cost less accumulated amortization. Amortization is computed on a straight-line basis over the economic lives of the respective assets, which are generally three to seven years.

The components of goodwill and other intangible assets that arose through acquisitions are as follows:

                                                           December 31,
                                               ---------------------------------
(in thousands)                                        2000                1999
--------------------------------------------------------------------------------

Goodwill                                       $     362,946      $      15,907
Developed technology                                   9,830              9,694
Other                                                  1,700              1,050
--------------------------------------------------------------------------------
                                                     374,476             26,651
Accumulated amortization                             (48,326)            (9,961)
--------------------------------------------------------------------------------

                                               $     326,150      $      16,690
                                              ==================================

Impairment of long-lived assets. The Company periodically reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets or certain identifiable intangible assets held for use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying value or fair value.

Investments in non-public companies. The Company has certain investments in non-publicly traded companies in which it has less than 20% of the voting rights and in which it does not exercise significant influence. These investments are included in Investments and other assets on the Company's balance sheet and are carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Investments in equity accounted investees. Investees in which the Company has between 20% and 50% of the voting rights, and in which the Company exercises significant influence, are accounted for using the equity method. These investments are included in Investments and other assets on the Company's balance sheet.

Deposits for wafer fabrication capacity. Two independent foundries provide substantially all of the Company's wafer supply. Under wafer supply agreements with these foundries, the Company has deposits of $23.0 million (1999 - $19.1 million) to secure access to wafer fabrication capacity. During 2000, the Company purchased $81.1 million ($30.5 million and $18.3 million in 1999 and 1998, respectively) from these foundries. Purchases in any year may or may not be indicative of any future period since wafers are purchased based on current market pricing and the Company's volume requirements change in relation to sales of its products.

In each year, the Company is entitled to receive a refund of a portion of the deposits based on the annual purchases from these suppliers compared to the target levels in the wafer supply agreements. Based on 2000 purchases, the Company is entitled to receive a $6.3 million refund from these suppliers in the first quarter of 2001. If the Company does not receive back the balance of its deposits during the term of the agreements, then the outstanding deposits will be refunded to the Company at the termination of the agreements.

Accrued liabilities.  The components of accrued liabilities are as follows:

                                                         December 31,
                                              -------------------------------
(in thousands)                                     2000               1999
-----------------------------------------------------------------------------

Accrued compensation and benefits              $   19,600         $    9,392
Other accrued liabilities                          20,124             10,850
-----------------------------------------------------------------------------

                                               $   39,724         $   20,242
                                              ===============================

Foreign currency translation. For all foreign operations, the U.S. dollar is the functional currency. Assets and liabilities in foreign currencies are translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions are included in interest and other income, net.

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

The  Company's   carrying  value  of  cash  and  cash  equivalents,   short-term
investments, accounts receivable, accounts payable and accrued liabilities approximates fair value because of their short maturities.

The fair value of the Company's long-term debt and obligations under capital leases at December 31, 2000 and 1999 also approximates their carrying value. The fair value of investments in public companies is determined using quoted market prices for those securities. The fair value of investments in non-public companies is not readily determinable.

The fair value of the deposits for wafer fabrication capacity is not readily determinable.

Concentrations.  The Company maintains its cash, cash equivalents and short-term
investments  in  investment  grade  financial   instruments  with   high-quality
financial institutions, thereby reducing credit risk concentrations.

At December 31, 2000, approximately 26% (1999 - 43%) of accounts receivable represented amounts due from one of the Company's distributors. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company's credit evaluation process, relatively short collection terms or the geographical dispersion of our sales. The Company generally does not require collateral security for outstanding amounts.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted SAB 101 in the fourth quarter of 2000 with no material impact on the Company's financial position and results of operations.

Advertising costs. The Company expenses all advertising costs as incurred.

Interest and other income, net. The components of interest and other income, net are as follows:

                                             Year Ended December 31,
                                ------------------------------------------------
(in thousands)                       2000               1999            1998
--------------------------------------------------------------------------------

Interest income                  $   19,243         $   8,511         $  4,378
Interest expense ( * )                 (808)           (1,549)          (1,434)
Equity in income of investee            574               792                -
Other                                   (83)              168              (41)
--------------------------------------------------------------------------------
                                 $   18,926         $   7,922         $  2,903
                                ================================================

* consists primarily of interest on long-term debt and obligations under capital leases.

Income taxes. Income taxes are reported under Statement of Financial Accounting Standards No. 109 and, accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carryforwards. Valuation allowances are provided if, after considering available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net income (loss) per common share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. The PMC-Sierra Ltd. Special Shares have been included in the calculation of basic net income (loss) per share. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants.

Share and per common share data presented reflect the two-for-one stock splits effective February 2000 and May 1999.

Segment reporting. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the Company for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, in two segments: networking and non-networking products.

Recently issued accounting standards. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended, will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Company will adopt the new Statement effective January 1, 2001. The initial adoption of SFAS 133 will not have a material effect on the Company's financial statements.

Reclassifications. Certain prior year amounts have been reclassified in order to conform to the 2000 presentation.


NOTE 2. Business Combinations

Poolings of Interests:

Fiscal 2000

Acquisition of SwitchOn Networks Inc.

In September 2000, the Company acquired SwitchOn Networks Inc., a privately held packet content processor company, with offices in the United States and India. Under the terms of the agreement, approximately 2,112,000 shares of common stock were exchanged and options assumed to acquire SwitchOn.

PMC-Sierra recorded merger related transaction costs of $1,116,000 related to the acquisition of SwitchOn. These charges, which consist primarily of legal and accounting fees, were included under costs of merger in the Consolidated Statement of Operations for the year ended December 31, 2000.

Acquisition of Quantum Effect Devices, Inc.

In August 2000, the Company acquired Quantum Effect Devices, Inc., a public company located in the United States. QED develops embedded microprocessors that perform information processing in networking equipment. Under the terms of the agreement, approximately 12,300,000 shares of common stock were exchanged and options assumed to acquire QED.

PMC-Sierra recorded merger-related transaction costs of $23,180,000 related to the acquisition of QED. These charges, which consist primarily of investment banking and other professional fees, were included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 2000.

Acquisition of Extreme Packet Devices, Inc.

In April 2000, the Company acquired Extreme Packet Devices, Inc., a privately held fabless semiconductor company located in Canada. Extreme specializes in developing semiconductors for high speed IP and ATM traffic management at 10 Gigabits per second rates. Under the terms of the agreement, approximately 2,000,000 exchangeable shares (see note 9) were exchanged and options assumed to acquire Extreme.

PMC-Sierra recorded merger-related transaction costs of $5,776,000 related to the acquisition of Extreme. These charges, which consist primarily of investment banking and other professional fees, were included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 2000.

Acquisition of AANetcom, Inc.

In March 2000, the Company acquired AANetcom, Inc., a privately held fabless semiconductor company located in the United States. AANetcom's technology is designed for use in gigabit or terabit switchers and routers, telecommunication access equipment, and optical networking switches in applications ranging from the enterprise to the core of the Internet. Under the terms of the agreement, approximately 4,800,000 shares of common stock were exchanged and options assumed to acquire AANetcom.

PMC-Sierra recorded merger-related transaction costs of $7,368,000 related to the acquisition of AANetcom. These charges, which consist primarily of investment banking and other professional fees, were included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 2000.

Acquisition of Toucan Technology Ltd.

In January 2000, the Company acquired Toucan Technology Ltd., a privately held integrated circuit design company located in Ireland. Toucan offers expertise in telecommunications semiconductor design. At December 31, 1999, the Company owned seven per cent of Toucan and purchased the remainder for approximately 300,000 shares of common stock and stock options.

PMC-Sierra recorded merger-related transaction costs of $534,000 related to the acquisition of Toucan. These charges, which consist primarily of investment banking and other professional fees, were included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 2000.

The acquisitions of SwitchOn, QED, Extreme, AANetcom and Toucan were accounted for as poolings of interests and accordingly, all prior periods have been restated.

The historical results of operations of the Company, Toucan, AANetcom, Extreme, QED and SwitchOn for the periods prior to the mergers are as follows:

                                       Nine months
                                         ended
                                       September 30,    Year ended December 31,
(in thousands)                            2000           1999           1998
--------------------------------------------------------------------------------
Net revenues

PMC (including Abrizio)                 $ 411,046      $ 262,477      $ 161,812
Toucan                                          -             24            739
AANetcom                                       68            780            830
Extreme                                        50              -              -
QED                                        51,407         31,462          9,035
SwitchOn                                      461          1,025          1,872
--------------------------------------------------------------------------------
Combined                                $ 463,032      $ 295,768      $ 174,288
                                       =========================================


Net income (loss)

PMC (including Abrizio)                 $  83,691      $ 90,020       $  (5,945)
Toucan                                     (1,963)         (221)         (1,057)
AANetcom                                  (17,965)       (6,210)         (1,733)
Extreme                                   (11,327)       (1,987)              -
QED                                       (11,954)       (7,163)        (12,852)
SwitchOn                                   (9,038)       (2,610)           (112)
--------------------------------------------------------------------------------
Combined                                $  31,444      $ 71,829       $ (21,699)
                                       =========================================


Fiscal 1999

Acquisition of Abrizio, Inc.

In 1999, the Company acquired Abrizio, Inc., a fabless semiconductor company that specializes in broadband switch chip fabrics used in core ATM switches, digital cross connects, and terabit routers. Under the terms of the agreement, approximately 8,704,000 shares of common stock were exchanged and options assumed to acquire Abrizio.

PMC-Sierra recorded merger-related transaction costs of $866,000 related to the acquisition of Abrizio. These charges, which consist primarily of investment banking and other professional fees, have been included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 1999.

The transaction was accounted for as a pooling of interests and accordingly, all prior periods have been restated.

The historical results of operations of the Company and Abrizio for the periods prior to the merger are as follows:


                                                   Six Months        Year Ended
                                                 Ended June 30,     December 31,
(in thousands)                                        1999              1998
--------------------------------------------------------------------------------
Net revenues

 PMC                                             $     109,426    $    161,812
 Abrizio                                                   850               -
--------------------------------------------------------------------------------
 Combined                                        $     110,276    $    161,812
                                                ================================


Net income (loss)

 PMC                                             $      51,715    $     (2,878)
 Abrizio                                                (3,670)         (3,067)
--------------------------------------------------------------------------------
 Combined                                        $      48,045    $     (5,945)
                                                ================================

Purchase Combinations:

Fiscal 2000

Octera Corporation.

On December 12, 2000, the Company completed the purchase of Octera Corporation, a privately held company located in San Diego, CA. that provides digital design services for Application Specific Integrated Circuits ("ASICs"), boards and systems with its primary focus on ASIC design. The Company paid cash and issued common stock with an aggregate fair value of approximately $16,000,000 to effect this transaction.

Datum Telegraphic, Inc.

On July 21, 2000, the Company completed the purchase of the 92% interest of Datum Telegraphic, Inc. that it did not already own in exchange for the issuance of approximately 681,000 exchangeable shares (see note 9) and options with a fair value of $107,414,000, cash of $17,025,000 and acquisition related expenditures of $875,000. Datum is a wireless semiconductor company located in Vancouver, Canada. Datum makes digital signal processors that allow traffic for all major digital wireless standards to be transmitted using a single digitally controlled power amplifier architecture.

Malleable Technologies, Inc.

On June 27, 2000, the Company exercised an option to acquire the 85% interest of Malleable Technologies, Inc. that it did not already own in exchange for the issuance of approximately 1,250,000 common shares, options and warrants with a fair value of $293,010,000 and acquisition related costs of $825,000. Malleable is a fabless semiconductor company located in San Jose, CA. Malleable makes digital signal processors for voice-over-packet processing applications which bridge voice and high speed data networks by compressing voice traffic into ATM or IP packets.

The acquisitions of Octera, Datum and Malleable have each been accounted for using the purchase method of accounting and accordingly the consolidated financial statements include the operating results of each acquisition from the respective acquisition dates.

The total consideration, including acquisition costs, was allocated based on the estimated fair values of the net assets acquired on the respective acquisition dates as follows:


(in thousands)                      Octera     Datum      Malleable     Total
                                  ---------- ----------- ----------- -----------

Tangible assets                    $    258   $   3,788   $   2,031   $   6,077
Intangible assets:
 Internally developed software            -           -         500         500
 Assembled workforce                      -         250         400         650
 Goodwill                             1,881     106,356     232,303     340,540
 Unearned compensation               14,197       8,363      29,033      51,593
 In process research and
  development                             -       6,700      31,500      38,200
Liabilities assumed                    (316)       (143)     (1,932)     (2,391)
                                  ---------- ----------- ----------- -----------
                                   $ 16,020   $ 125,314   $ 293,835   $ 435,169
                                  ========== =========== =========== ===========

Purchased In Process Research and Development

The amounts allocated to in process research and development ("IPR&D") were determined through independent valuations using established valuation techniques in the high-technology industry. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Estimated future cash flows related to the IPR&D were made for each project based on the Company's estimates of revenues, operating expenses and income taxes from the project. These estimates were consistent with historical pricing, margins and expense levels for similar products.

Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. These future cash flows were further adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition.

These forecasted cash flows were then discounted based on rates derived from the Company's weighted average cost of capital, weighted average return on assets and venture capital rates of return adjusted upward to reflect additional risks inherent in the development life cycle. The risk adjusted discount rate used involved consideration of the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

Based on this analysis, the acquired technology that had reached technological feasibility was capitalized. Acquired technology that had not yet reached technological feasibility and for which no alternative future uses existed was expensed upon acquisition.

Malleable and Datum:

Malleable is a developer of programmable integrated circuits that perform high-density Voice Over Packet applications. The in process technology acquired from Malleable detects incoming voice channels and processes them using voice compression algorithms. The compressed voice is converted, using the appropriate protocols, to ATM cells or IP packets to achieve higher channel density and support multiple speech compression protocols and different packetization requirements. At the date of acquisition the Company estimated that Malleable's technology was 58% complete and the costs to complete the project to be $4.4 million.

Datum designs power amplifiers for use in wireless communications network equipment. The technology acquired from Datum is a digitally controlled amplifier architecture, which was designed to increase base station system capacities, while reducing cost, size and power consumption of radio networks. At the date of acquisition, the Company estimated that Datum's technology was 59% complete and the costs to complete the project to be $1.8 million.

These estimates were determined by comparing the time and costs spent to date and the complexity of the technologies achieved to date to the total costs, time and complexities that were expected to be expended to bring the technologies to completion.

To date, progress and development costs incurred on the Datum technology acquired from Datum has been in line with the Company's initial expectation. Progress on the Malleable technology acquired from Malleable has been slower than originally estimated and as a result, costs incurred on this project have exceeded our original estimates. To date, costs incurred on development of this project have been $7.0 million.

The amounts allocated to IPR&D for Malleable and Datum of $31,500,000 and $6,700,000, respectively, were expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future uses and successful development was uncertain. The risk-adjusted discount rates used to determine the value of IPR&D for Malleable was 35% and for Datum was 30%.

Other Intangible Assets

A description of the other intangible assets acquired is set out below:

Internally developed software acquired facilitates the completion of in process research and development projects and can be utilized in future development projects. The Company is amortizing the value assigned to internally developed software acquired from Malleable on a straight-line basis over an estimated useful life of three years. At the acquisition date, Datum had no developed products.

The acquired assembled workforce is comprised of skilled employees across each of Malleable and Datum's executive, research and development and general and administrative groups. The Company is amortizing the value assigned to the assembled workforces on a straight-line basis over their estimated useful life of three years.

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

                                                     Year ended December 31,
                                                --------------------------------
(in thousands, except for per share amounts)          2000              1999

Net revenues                                     $    696,094      $    297,643

Net income (loss)                                $     26,733      $    (31,017)

Pro forma basic earnings (loss) per share        $       0.16      $      (0.21)

Pro forma diluted earnings (loss) per share      $       0.15      $      (0.21)


The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles, goodwill and unearned compensation.
Included in the pro forma net income for the year ended December 31, 2000 is a $38,200,000 charge for IPR&D. The pro forma results do not include the results of operations for Octera because the effect of the acquisition was not material. This information may not necessarily be indicative of the future combined results of operations of the Company.

Fiscal 1998

Acquisition of Integrated Telecom Technology, Inc.

In 1998, the Company acquired Integrated Telecom Technology, Inc., or IGT, in exchange for the issuance of approximately 1,660,000 common shares and options with a fair value $28,200,000, cash paid to IGT stockholders of $17,800,000, cash paid to IGT creditors of $9,000,000 and acquisition related costs of $850,000. IGT was a fabless semiconductor company headquartered in Gaithersburg, Maryland with a development site in San Jose, California. The acquisition of IGT has been accounted for using the purchase method of accounting and accordingly the consolidated financial statements include the operating results of IGT from the acquisition date.

The total consideration, including acquisition costs was allocated based on the estimated fair values of the net assets acquired on the acquisition date as follows:

(in thousands)

Tangible assets                                 $  4,598
Intangible assets:
  Developed and core technology                    7,830
  Assembled workforce                              1,050
  Goodwill                                         9,284
  In process research and development             37,757
Liabilities assumed                               (4,669)
                                               ----------
                                                $ 55,850
                                               ==========

Purchased In Process Research and Development

In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contributions of each project. The amount allocated to IPR&D of $37.8 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future use and successful development was uncertain. The estimated fair value of IPR&D was determined using the methodology described above.

As of the acquisition date, IGT had three development projects in process. These projects were between 65% and 83% complete and the value assigned to each project was determined based on projected future cash flows discounted at a risk-adjusted discount rates of 28-30%. The total estimated costs to complete these projects at the time of acquisition were $1.8 million.

One of the IGT projects related to the development of an ATM switching system. The second and third projects related to the segmentation and re-assembly of data ("SAR") in an ATM network.

The first project was completed in the first quarter of 1999 and was in full production by the end of the year. Development of the second project was completed in the fourth quarter of 1998 and was in full production in the first quarter of 1999. The time of completion and costs to complete were consistent with the initial estimates used in the valuation of these projects.

During the third quarter of 1998, the Company terminated development work on the third project and determined that a portion of the intangible assets recognized in connection with the IGT acquisition was impaired. The Company recorded an impairment charge of $4.3 million because the developed and core technology related to this project was not technologically feasible and had no alternative future use.

Other Intangible Assets

The amounts allocated to developed and core technology, assembled workforce and goodwill are being amortized on a straight-line basis over their respective estimated useful lives of three, three and five years, respectively.


NOTE 3.  Investments and Other Assets

The components of Investments and Other Assets are as follows:

                                                            December 31,
                                                  ------------------------------
(in thousands)                                         2000               1999
--------------------------------------------------------------------------------

Investment in Sierra Wireless Inc.
  At fair value                                    $   56,637         $       -
  At cost (1999 - equity method)                        1,445             3,506
Investments in non-public companies                    26,378             8,050
Other assets                                              207               271
--------------------------------------------------------------------------------
                                                   $   84,667         $  11,827
                                                  ==============================

In 2000, the Company made investments in various non-publicly traded companies for total cash consideration of $24.8 million (1999 - $8.5 million; 1998 - nil).

In 1999, the Company owned approximately 24% of the common shares of Sierra Wireless Inc., a public company, and accounted for this investment under the equity method. During 2000, the Company sold a portion of its investment in Sierra Wireless and at December 31, 2000, held less than 20% of Sierra Wireless common shares.

Fifty percent of the remaining shares of Sierra Wireless held are subject to certain resale restrictions and are not available for sale until May 2002. These shares are recorded on the balance sheet at cost. The unrestricted portion of the investment in Sierra Wireless is classified as available-for-sale and is recorded on the balance sheet at fair value, based upon quoted market prices. As of December 31, 2000, unrealized gains of $ 32.6 million (net of income taxes of $22.6 million) on this investment are included in other comprehensive income.

During  the  year  ended   December   31,   2000,   the  Company   sold  certain
available-for-sale investments for proceeds of $59.7 million (1999 - $28.6 million ; 1998 - nil) and recorded gross realized gains of $58.5 million (1999 - $26.8 million ; 1998 - nil).

NOTE 4.  Lines of credit

At December 31, 2000, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $25 million with interest at the bank's alternate base rate (annual rate of 9.5% at December 31, 2000). The Company cannot pay cash dividends, or make material divestments without the prior written consent of the bank. The agreement expires in May 2002. At December 31, 2000, $6.8 million of the available line of credit was committed under letters of credit.

NOTE 5. Obligations Under Capital Leases and Long-Term Debt


Obligations under capital leases and long-term debt are as follows:

                                                                December 31,
                                                          ----------------------
(in thousands)                                               2000         1999
--------------------------------------------------------------------------------

Obligations under capital leases with interest             $ 1,504     $  2,084
  ranging from 7.4% to 8.25%

Various loans, secured by property and equipment,              829        4,146
  payable in annual installments of approximately
  $400,000 and with interest of 12.3%

Various unsecured notes, with unspecified maturity
 dates and with interest rates ranging from 5% to 10%            -        2,968
--------------------------------------------------------------------------------
                                                             2,333        9,198
Less current portion                                        (1,769)      (4,081)
--------------------------------------------------------------------------------
                                                           $   564     $  5,117
                                                          ======================

As of December 31, 2000, future minimum lease payments for capital leases are $1.6 million, including $96,000 of imputed interest, and future minimum payments on long-term debt are $0.9 million including $71,000 of imputed interest.

NOTE 6. Commitments and Contingencies

Operating leases. The Company leases its facilities under operating lease agreements, which expire at various dates through September 30, 2011. Total rent expense for the years ended December 31, 2000, 1999 and 1998 was $8.3 million, $4.4 million and $2.4 million, respectively.

Minimum future rental payments under these leases are as follows:

Year Ending December 31 (in thousands)
--------------------------------------------------------------------------------
 2001                                                                 $  18,869
 2002                                                                    28,372
 2003                                                                    27,339
 2004                                                                    25,971
 2005                                                                    24,910
Thereafter                                                              133,128
--------------------------------------------------------------------------------
                                                                      $ 258,589
                                                                     ===========

Supply agreements. The Company has wafer supply agreements with two independent foundries, which expire in December 2003. Under these agreements, the suppliers are obligated to provide certain quantities of wafers per year. Neither of the agreements have minimum unit volume purchase requirements but the Company is obligated under one of the agreements to purchase in future periods a minimum percentage of its total annual wafer requirements, provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery.

Contingencies. In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringements. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any point in time; however, management does not believe that such licenses or settlements will, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 7.  Special Shares

At December 31, 2000 and 1999, the Company maintained a reserve of 3,746,000 and 4,242,000 shares, respectively, of PMC-Sierra common stock to be issued to holders of PMC-Sierra, Ltd. (LTD) Special Shares and options to purchase LTD Special Shares. The holders of these Special Shares have the right to exchange these special shares for shares of the Company's common stock.

These Special Shares of LTD are classified outside of stockholders' equity until such shares are exchanged for PMC-Sierra common stock. Upon exchange, amounts will be transferred from the LTD Special Shares account to the Company's common stock and additional paid-in capital on the consolidated balance sheet.

NOTE 8. Preferred Stock

Convertible Preferred Stock of QED. Preferred stock is comprised of QED $0.001 par value per share Series A, B, C, D convertible preferred shares. At December 31, 1999, QED had outstanding convertible preferred shares as follows (in thousands):


                                              December 31, 1999
                                    ---------------------------------------
                      Shares             Shares            Proceeds Net
                    Authorized        Outstanding       of Issuance Costs
                 -----------------  -----------------   -------------------


       Series A             1,800              1,800      $          2,520
       Series B             2,594              2,500                 6,000
       Series C             4,804              4,800                11,950
       Series D             4,700              4,519                19,479
                 -----------------  -----------------   -------------------
                           13,898             13,619      $         39,949
                 =================  =================   ===================

On February 1, 2000, QED completed its initial public offering of common stock. Simultaneously with the closing of the initial public offering, all issued and outstanding shares of QED's convertible preferred stock were automatically converted into 13,619,000 shares of QED common stock. All shares of common stock of QED were exchanged for shares of PMC-Sierra common stock at an exchange ratio of 0.385 (see note 2) per QED common share.

NOTE 9. Stockholders' Equity

Authorized share capital of PMC-Sierra. At December 31, 1997, the Company had an authorized capital of 55,000,000 shares, 50,000,000 of which were designated "Common Stock", $0.001 par value, and 5,000,000 of which were designated "Preferred Stock", $0.001 par value.

During 2000, 1999 and 1998, the Company's stockholders elected to add an additional 700,000,000, 100,000,000 and 50,000,000 authorized shares of common stock, respectively, to the 50,000,000 shares of common stock authorized at the end of 1997. The Company currently has an authorized capital of 905,000,000 shares, 900,000,000 of which are designated "Common Stock", $0.001 par value, and 5,000,000 of which are designated "Preferred Stock", $0.001 par value.

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

All references to share and per share data for all periods presented have been adjusted to give effect to these two-for-one stock splits.

Warrants. During 1996, the Company issued a warrant to purchase 100,000 shares of common stock at $2.31 per share to an investment banking firm in settlement for services previously expensed. This warrant was fully exercised in August 2000.

In 1999, as a result of the Company's acquisition of Abrizio, the Company assumed warrants to purchase 174,580 shares of common stock at $1.66 per share. In 2000, as a result of the Company's acquisitions of AANetcom, Extreme, QED and SwitchOn, the Company assumed warrants to purchase 50,759, 63,162, 68,434 and 780 shares of common stock at $9.36, $3.06, $5.26 and $89.76 per share, respectively. These warrants expire between October 2002 and December 2005. At December 31, 2000 and 1999, there were 92,897 warrants outstanding at a weighted average exercise price of $5.87 per share and 366,633 warrants outstanding at a weighted average exercise price of $3.87 per share, respectively.

Exchangeable Shares. As a result of the acquisition of Extreme, each holder of the Extreme common stock received shares exchangeable into common stock of PMC-Sierra. As a result of the Datum acquisition, each holder of Datum special shares received shares exchangeable into common stock of PMC-Sierra. The shares are exchangeable, at the option of the holder, for PMC-Sierra common stock on a share-for-share basis. The exchangeable shares remain securities of PMC-Sierra and entitle the holders to dividend and other rights economically equivalent to that of PMC-Sierra common stock and, through a voting trust, to vote at shareholder meetings of PMC-Sierra. At December 31, 2000, 1,386,000 of these exchangeable shares were outstanding.


NOTE 10. Employee Benefit Plans

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

In 2000, in connection with the acquisition of QED, the Company assumed the QED Employee Stock Purchase Plan. A total of 115,000 shares of common stock have been reserved for issuance under this Plan. Under this Plan, eligible employees may purchase a limited amount of common stock at a minimum of 85% of the market value at certain plan-defined dates.

During 2000,  1999 and 1998,  there were  235,104,  229,518 and 385,716  shares, respectively, issued under the Plans at weighted-average prices of $16.21, $8.12 and $3.07 per share, respectively. The weighted-average fair value of the 2000, 1999 and 1998 awards was $41.90, $9.32 and $2.86 per share, respectively. During 2000, an additional 1,367,504 shares became available under the plans. At December 31, 2000, there were 3,469,894 shares of common stock available for issuance under the purchase plans.

Stock Option Plans. The Company has various stock option plans that cover grants of options to purchase the Company's common stock. The options generally expire within five to ten years and vest over four years.

During 2000, the Company's stockholders elected to add a provision to the 1994 Incentive Stock Plan, under which plan substantially all outstanding options have been issued. Under the new terms, the number of shares authorized to be available for issuance under the plan shall be increased automatically on January 1, 2001 and every year thereafter until the expiration of the plan. The increase will be limited to the lesser of (i) 5% of the outstanding shares on January 1 of each year, (ii) 45,000,000 shares, or (iii) an amount to be determined by the Board of Directors.

In addition, the Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company (see note 2), and the related options are included in the following tables.

Option activity under the option plans was as follows:


                                                                     Weighted
                                                                      Average
                                     Options         Number of       Exercise
                                    Available         Options          Price
                                  For Issuance      Outstanding      Per Share
                                  ------------      -----------      ---------

Balance at December 31, 1997         8,963,883       14,897,847       $   3.10
    Additional shares reserved       5,257,656
    Granted                         (7,849,446)       7,849,446       $   5.30
    Exercised                                -       (3,963,286)      $   1.59
    Expired                            (54,768)               -              -
    Cancelled                          665,756         (665,756)      $   5.41
                                       -------        ---------
Balance at December 31, 1998         6,983,081       18,118,251       $   4.30
    Additional shares reserved       5,999,487
    Granted                        (11,053,619)      11,053,619       $  28.83
    Exercised                                -       (3,658,690)      $   2.73
    Expired                             (2,702)               -              -
    Repurchased                          4,568                -              -
    Cancelled                          398,836         (398,836)      $  11.96
                                       -------        ---------
Balance at December 31, 1999         2,329,651       25,114,344       $  15.20
    Additional shares reserved       6,442,687
    Granted                         (3,855,369)       3,855,369       $ 132.97
    Exercised                                -       (4,059,790)      $   5.46
    Expired                            (12,214)               -              -
    Repurchased                          2,012                -              -
    Cancelled                          873,870         (873,870)      $  32.59
                                       -------        ---------
Balance at December 31, 2000         5,780,637       24,036,053       $  34.91
                                     =========       ==========


The following table summarizes information concerning options outstanding and exercisable for the combined option plans at December 31, 2000:


                          Options Outstanding              Options Exercisable
                    ------------------------------------------------------------
                                  Weighted
                                  Average     Weighted                 Weighted
                                 Remaining    Average                  Average
                                 Contractual  Exercise                 Exercise
 Range of Exercise    Number        Life     Price per     Number     Price per
       Prices       Outstanding    (years)     share     Exercisable    share
 -----------------  -----------  -----------   -----     -----------    -----
 $  0.02 - $  3.53    4,573,162      6.46     $  2.16      3,209,172    $  2.68
 $  3.56 - $  7.02    4,843,742      6.22     $  5.32      4,064,847    $  5.14
 $  7.05 - $ 15.98    6,009,865      7.72     $ 12.96      3,138,604    $ 12.67
 $ 16.94 - $ 52.38    5,255,908      8.77     $ 43.48      1,501,627    $ 42.23
 $ 53.06 - $207.13    3,199,164      9.37     $143.52         91,540    $ 70.01
 $224.68 - $245.00      154,212      9.67     $244.87              -          -
                    -----------                          -----------
 $  0.02 - $245.00   24,036,053      7.64     $ 34.91     12,005,790    $ 11.59
                    ===========                          ===========

Stock-based compensation. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company applies APB Opinion 25 and related interpretations in accounting for its stock-based awards. The Company's ESPP is non-compensatory under Accounting Principles Board (APB) Opinion 25. The Company also does not recognize compensation expense for employee stock options that are granted with exercise prices equal to the fair market value of the Company's common stock at the date of grant.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated using the multiple option approach, recognizing forfeitures as they occur, assuming no expected dividends and using the following weighted average assumptions:

                                   Options                     ESPP
                          ------------------------    -----------------------
                           2000     1999     1998     2000     1999     1998
                           ----     ----     ----     ----     ----     ----

Expected life (years)       3.1      3.4      3.3      1.4      1.4      1.5
Expected volatility         0.7      0.6      0.5      0.9      0.7      0.7
Risk-free interest rate     6.1%     5.4%     5.2%     5.9%     5.2%     5.2%


The weighted-average estimated fair values of employee stock options granted during fiscal 2000, 1999 and 1998 were $74.32, $14.27 and $3.69 per share, respectively.

If the computed fair values of 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been:



(in thousands except per shares amounts)        2000       1999        1998
                                                ----       ----        ----
Net income (loss)                             $18,682    $51,238    $(32,834)
Basic net income (loss) per share             $  0.12    $  0.35    $  (0.24)
Diluted net income (loss) per share           $  0.10    $  0.32    $  (0.24)


Because SFAS 123 is applicable only to awards granted or modified subsequent to December 31, 1994, the pro forma effect is not indicative of future pro forma adjustments, when the calculation will apply to all applicable stock awards.

NOTE 11.  Income Taxes

The income tax provisions, calculated under Statement of Financial Accounting Standard No. 109 ("SFAS 109"), consist of the following:

                                              Year Ended December 31,
                                     -------------------------------------------
(in thousands)                         2000             1999             1998
--------------------------------------------------------------------------------
Current:
  Federal                             $     40        $   (102)        $    109
  State                                    224             526              212
  Foreign                              100,880          43,843           23,868
--------------------------------------------------------------------------------
                                       101,144          44,267           24,189
--------------------------------------------------------------------------------
Deferred:
  Federal                                  (72)            (23)            (150)
  State                                      -               -               (2)
  Foreign                                1,340          (2,898)          (1,040)
--------------------------------------------------------------------------------
                                         1,268          (2,921)          (1,192)
--------------------------------------------------------------------------------
Provision for income taxes            $102,412        $ 41,346         $ 22,997
                                     ===========================================


A reconciliation between the Company's effective tax rate and the U.S. Federal statutory rate is as follows:


                                                   Year Ended December 31,
                                            ------------------------------------
(in thousands)                                2000         1999          1998
--------------------------------------------------------------------------------

Income before provision for income taxes     $177,710     $113,175     $  1,298
Federal statutory tax rate                        35%          35%          35%
Income taxes at U.S. Federal statutory rate  $ 62,198     $ 39,611     $    454
State taxes, net of federal benefit               224          526           20
In process research and development costs      13,370            -       13,214
Goodwill                                       11,297            -          497
Impairment of intangible assets                     -            -        1,509
Acquisition costs                              13,291            -            -
Deferred stock compensation                     9,576            -            -
Incremental taxes on foreign earnings           9,093         (697)         234
Other                                             530        1,933          648
Valuation allowance                           (17,167)         (27)       6,421
--------------------------------------------------------------------------------
Provision for income taxes                   $102,412     $ 41,346     $ 22,997
                                            ====================================


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                    ----------------------------
(in thousands)                                         2000              1999
--------------------------------------------------------------------------------
Deferred tax assets:
 Net operating loss carryforwards                    $ 117,416         $ 63,247
 State tax loss carryforwards                            8,126            4,404
 Credit carryforwards                                   14,407            7,508
 Reserves and accrued expenses                          12,186            6,690
 Deferred income                                        13,525            9,328
 Deferred stock compensation                               221              842
--------------------------------------------------------------------------------
 Total deferred tax assets                             165,881           92,019
 Valuation allowance                                  (154,409)         (82,689)
--------------------------------------------------------------------------------
Total net deferred tax assets                           11,472            9,330
--------------------------------------------------------------------------------
Deferred tax liabilities:
 Depreciation                                           (8,995)          (8,885)
 Capitalized technology                                 (1,600)            (206)
 Unrealized gain on investments                        (22,629)               -
 Other                                                  (2,125)               -
--------------------------------------------------------------------------------
Total deferred tax liabilities                         (35,349)          (9,091)
--------------------------------------------------------------------------------

Total net deferred taxes                             $ (23,877)        $    239
                                                    ============================

At DeCember 31, 2000, the Company has approximately $335,470,000 of federal net operating losses, which will expire from 2005 to 2020. Approximately $14,397,000 of the federal net operating losses are subject to ownership change limitations provided by the Internal Revenue Code of 1986. The Company also has approximately $135,436,000 of state tax loss carryforwards, which expire from 2001 to 2014. The utilization of a portion of these state losses is also subject to ownership change limitations provided by the various states' income tax legislation.

Included in the credit carryfowards are $6,530,000 of federal research and development credits which expire from 2001 to 2020, $925,000 of foreign tax credits which expire from 2000 to 2003, $410,000 of federal AMT credits which carryforward indefinitely, $4,868,000 of state research and development credits which do not expire, $735,000 of state manufacturer's investment credits which expire from 2002 to 2009, and $939,000 of foreign subsidiary investment tax credits which expire from 2007 to 2009.

Included in the above net operating loss carryforwards are $21,928,000 and $6,555,000 of federal and state net operating losses related to acquisitions accounted for under the purchase method of accounting. The benefit of such losses, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense.

Included in the deferred tax assets before valuation allowance are approximately $109,947,000 of cumulative tax deductions related to equity transactions, the benefit of which will be credited to stockholder's equity if and when realized.

Included in the change in valuation allowance for 2000 is the benefit from utilization of federal, state and foreign net operating losses and credits of $19,971,000, $3,663,000 and $1,505,000, respectively.

The pretax income from foreign operations was $254,511,000, $119,262,000, and $62,355,000 in 2000, 1999, and 1998, respectively. Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

NOTE 12.  Segment Information

The Company has two operating segments: networking and non-networking products. The networking segment consists of internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment. The non-networking segment includes user interface products such as custom, modem and other semiconductors. The Company is supporting non-networking products for existing customers, but has decided not to develop any further products of this type.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profits from operations of the two segments.


Summarized financial information by segment is as follows:

                                               Year Ended December 31,
                                     -------------------------------------------
(in thousands)                          2000            1999            1998
--------------------------------------------------------------------------------
Net revenues

 Networking                           $ 665,700       $ 278,477       $ 152,015
 Non-networking                          28,984          17,291          22,273
--------------------------------------------------------------------------------
 Total                                $ 694,684       $ 295,768       $ 174,288
                                     ===========================================


Gross profit

 Networking                           $ 515,712       $ 214,401       $ 118,469
 Non-networking                          12,811           7,928          10,529
--------------------------------------------------------------------------------
 Total                                $ 528,523       $ 222,329       $ 128,998
                                     ===========================================

Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is based on the location of the customer invoiced. Long-lived assets include property and equipment, goodwill and other intangible assets, investments and other assets and deposits for wafer fabrication capacity, and is based on the physical location of the assets.


                                                Year Ended December 31,
                                     -------------------------------------------
(in thousands)                          2000            1999            1998
--------------------------------------------------------------------------------
Net revenues
 United States                        $ 432,649       $ 206,498       $ 118,941
 Canada                                  83,747          42,731          17,723
 Europe and Middle East                  43,101          14,830          13,449
 Asia                                   134,039          31,521          24,076
 Other foreign                            1,148             188              99
--------------------------------------------------------------------------------
 Total                                $ 694,684       $ 295,768       $ 174,288
                                     ===========================================


Long-lived assets
 United States                        $ 341,361       $  36,627
 Canada                                 210,006          57,311
 Other                                    3,720           1,040
----------------------------------------------------------------
 Total                                $ 555,087       $  94,978
                                     ===========================

The Company has revenues from external customers (2000 - 1, 1999 - 3, 1998 - 2) that exceed 10% of total net revenues as follows:


                                               Year Ended December 31,
                                     -------------------------------------------
(in thousands)                          2000            1999             1998
--------------------------------------------------------------------------------

Networking                            $ 128,997       $ 110,392       $  44,681
Non-networking                                -          17,208          21,294


NOTE 13.  Net Income (Loss) Per Share

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:

                                                     Year ended December 31,
                                                --------------------------------
(in thousands except per share amounts)           2000       1999       1998
--------------------------------------------------------------------------------
Numerator:
  Net income (loss)                              $ 75,298   $ 71,829   $(21,699)
                                                ================================

Denominator:
  Basic weighted average common shares
   outstanding (1)                                162,377    146,818    137,750
  Effect of dilutive securities:
   Stock options                                   19,341     13,590          -
   Stock warrants                                     173        115          -
                                                --------------------------------
  Diluted weighted average common shares
   outstanding                                    181,891    160,523    137,750
                                                ================================

Basic net income (loss) per share                $   0.46   $   0.49   $  (0.16)
                                                ================================

Diluted net income (loss) per share              $   0.41   $   0.45   $  (0.16)
                                                ================================

(1) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.


NOTE 14.  Comprehensive Income

The components of comprehensive income, net of tax, are as follows:
                                                Year Ended December 31,
                                       -----------------------------------------
(in thousands)                              2000           1999          1998
--------------------------------------------------------------------------------

Net income (loss)                       $   75,298     $   71,829   $   (21,699)
Other comprehensive income:
 Change in net unrealized gains on
 investments, net of tax of $22,629 in
 2000 (1999 and 1998 - nil)                 32,563              -             -
--------------------------------------------------------------------------------
Total                                   $  107,861     $   71,829   $   (21,699)
                                       =========================================


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information concerning the Company's directors and executive officers required by this Item is incorporated by reference from the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders ("Proxy Statement").

ITEM 11.  Executive Compensation.

The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the Company's Proxy Statement.

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      1.  Consolidated Financial Statements
             The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

         2.  Financial Statement Schedules
             Financial Statement Schedules required by this item are listed on page 45 of in this Annual Report on Form 10k.

         3.  Exhibits
             The exhibits listed under Item 14(c) are filed as part of this Form 10-K Annual Report.

         Reports on Form 8-K

         - An amended Current Report on Form 8-K/A1 was filed on September 29, 2000 to report financial information required under Item 7 relating to the acquisition of Datum Telegraphic, Inc.

         - A Current Report on Form 8-K was filed on October 3, 2000 to report under Item 2 the completion of the Company's acquisition of SwitchOn Networks, Inc.

         - An amended Current Report on Form 8-K/A1 was filed on October 13, 2000 to - report financial information required under Item 7 relating to the acquisition of Quantum Effect Devices, Inc.

         - A Current Report on Form 8-K was filed on November 30, 2000 to provide, under Item 7, historical financial statements and additional disclosure to reflect combined operating results of PMC-Sierra, Inc. and Quantum Effect Devices, Inc.

         -    A Current Report on Form 8-K/A December 1, 2000 to provide,  under
              Item 7, historical financial statements and additional disclosure to reflect combined operating results of PMC-Sierra, Inc. and Quantum Effect Devices, Inc.


(c)      Exhibits pursuant to Item 601 of Regulation S-K.
         ------------------------------------------------

  Exhibit                                                                Page
  Number                       Description                              Number
  -------                      -----------                              ------
    2.1   Exchange  Agreement  dated  September  2, 1994 between the      (B)
          Company and PMC-Sierra, Ltd.

    2.2   Amended and Restated  Shareholders'  Agreement dated            (B)
          September 2, 1994
          among the Shareholders of PMC-Sierra, Inc.

    2.3   Amendment to Exchange Agreement effective August 9, 1995        (E)

    3.1   Certificate of Incorporation                                    (H)

   3.1A   Certificate of Amendment to the Certificate of Incorporation    (M)
          filed June 13, 1997

   3.1B   Certificate of Amendment to the Certificate of Incorporation    (M)
          filed July 11, 1997

   3.1C   Certificate of Amendment to Certificate of Incorporation of     (N)
          PMC-Sierra, Inc. filed on June 4, 1998.

   3.1D   Certificate of Amendment to Certificate of Incorporation of     (Q)
          PMC-Sierra, Inc. filed on July 14, 1999.

   3.1E   Certificate of Amendment to Certificate of Incorporation of     (S)
          PMC-Sierra, Inc. filed on July 10, 2000.

    3.2   Bylaws, as amended                                              (P)

    4.1   Specimen of Common Stock Certificate                            (J)

    4.3   Terms of PMC-Sierra, LTD. Special Shares                        (C)

  10.1B   1987 Incentive Stock Plan, as amended                           (A)

   10.2   1991 Employee Stock Purchase plan, as amended                   (P)

   10.4   Form of Indemnification Agreement between the Company and its   (G)
          directors and officers

  10.17   PMC-Sierra, Inc. 1994 Incentive Stock Plan                       --

  10.18   Deposit Agreement with Chartered Semiconductor Pte. Ltd.*       (F)

 10.18B Amendment Agreement (No. 1) to Deposit Agreement with Chartered (L) Semiconductor Pte. Ltd.*

  10.21   PMC-Sierra Inc. (Portland) 1996 Stock Option Plan               (N)

  10.22   Net Building Lease (PMC-Sierra, Ltd.), dated May 15, 1996       (L)

  10.23   Revolving Operating Line of Credit Agreement between             --
          PMC-Sierra, Inc. and CIBC Inc. dated 28th day of December, 2000.

  10.27   Guarantee Agreement between PMC-Sierra, Inc. and CIBC dated     (N)
          27th day of April, 1998.

  10.28   1998 PMC-Sierra (Maryland), Inc. Stock Option Plan              (N)

  10.30   Abrizio Inc. 1997 Stock Option Plan                             (R)

  10.31   Forecast and Option Agreement among PMC-Sierra, Inc.,           (T)
          PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing
          Corporation*

  10.32   Executive Employment Agreement among PMC-Sierra, Inc. and       (T)
          Robert L. Bailey

  10.33   Executive Employment Agreement among PMC-Sierra, Inc. and       (T)
          Gregory Aasen

  10.34   Executive Employment Agreement among PMC-Sierra, Inc. and       (T)
          John W. Sullivan

  10.36   Building Lease Agreements between WHTS Freedom Circle           (S)
          Partners and PMC-Sierra, Inc.

  10.37   Extreme Packet Devices Inc. 1999 Stock Option Plan              (U)

  10.38   AANetcom, Inc.  Stock Option Plan Effective June 15, 1998       (V)

  10.39   Malleable Technologies, Inc. 1998 Stock incentive plan          (W)

  10.40   Quantum Effect Devices, Inc. 1999 Equity Incentive Plan         (X)

  10.41   Quantum Effect Devices, Inc. 1999 Non-Employee Directors        (X)
          Stock Options Plan

  10.42   Quantum Effect Devices, Inc. 1999 Employee Stock Purchase Plan  (X)

  10.43   SwitchOn Networks, Inc. 1998 Stock Plan                         (Y)

  10.44   Building Lease Agreement Kanata Research Park Corporation and    --
          PMC-Sierra, LTD.

  10.45   Building Lease Agreement between Transwestern - Robinson I,      --
          LLC and PMC-Sierra US, Inc.

   11.1   Calculation of earnings per share                               (L)

   16.1   Letter regarding change in certifying accountant                (K)

   21.1   Subsidiaries                                                     --

   23.1   Consent of Deloitte & Touche LLP, Independent Auditors           --

   24.1   Power of Attorney                                               (O)


   * Confidential treatment has been requested as to a portion of this exhibit.


(A)        Incorporated   by  reference  from  the   same-numbered
           exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended January 3, 1993.

(B)        Incorporated   by  reference  from  the   same-numbered
           exhibit filed with the Registrant's Current Report on Form 8-K, filed on September 16, 1994, as amended.

(C)        Incorporated   by  reference  from  exhibit  4  of  the
           Schedule   13-D  filed  on  November  2,  1994  by  GTE
           Corporation.

(D)        Incorporated   by  reference  from  the  same  numbered
           exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended January 2, 1994.

(E) Incorporated by reference from exhibit 2.1 filed with Registrant's Current Report on Form 8-K, filed on September 6, 1995, as amended on October 6, 1995.

(F)        Incorporated   by  reference  from  the  same  numbered
           exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(G) Incorporated by reference from exhibit 10.21 filed with Registrant's Form 10-Q for the quarter ended June 30, 1997.

(H) Incorporated by reference from exhibit 3.1 filed with Registrant's Form 10-Q for the quarter ended June 30, 1997.

(I)        Incorporated   by  reference  from  the  same  numbered
           exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996.

(J) Incorporated by reference from exhibit 4.4 filed with the Registrant's Current Report on Form 8-K, filed on August 29, 1997.

(K) Incorporated by reference from exhibit 16.1 filed with the Registrant's Current Report on Form 8-K, filed on April 18, 1997.

(L) Refer to Note 13 of the financial statements included in Item 8 of Part II of this Annual Report.

(M)        Incorporated   by  reference  from  the  same  numbered
           exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1997.

(N)        Incorporated   by  reference  from  the  same  numbered
           exhibit filed with the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 28, 1998.

(O) Incorporated by reference from Signatures page of this Annual Report.

(P)        Incorporated   by  reference  from  the  same  numbered
           exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998.

(Q)        Incorporated   by  reference  from  the  same  numbered
           exhibit filed with the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 27, 1999.

(R) Incorporated by reference from the same numbered exhibit filed with the Registrant's Form 10-Q Quarterly Report for the quarterly period ended September 28, 1999.

(S)        Incorporated   by  reference  from  the  same  numbered
           exhibit filed with the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 25, 2000.

(T)        Incorporated   by  reference  from  the  same  numbered
           exhibit filed with the Registrant's Form 10-K Annual Report for the fiscal year ended December 26, 2000.

(U) Incorporated by reference from the Registrant's Current Report on Form S-8, filed on April 12, 2000.


(V) Incorporated by reference from the Registrant's Current Report on Form S-8, filed on April 20, 2000.

(W) Incorporated by reference from the Registrant's Current Report on Form S-8, filed on June 29, 2000.

(X) Incorporated by reference from the Registrant's Current Report on Form S-8, filed on September 11, 2000.

(Y) Incorporated by reference from the Registrant's Current Report on Form S-8, filed on October 18, 2000.


(d) Financial Statement Schedules required by this item are listed on page 45 of this Annual Report on Form 10k.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PMC-SIERRA, INC.
                               (Registrant)


Date:  March 29, 2001          /s/ John Sullivan
                               -----------------------------------------------

                               John W. Sullivan
                               Vice President, Finance (duly authorized officer) Principal Accounting Officer




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



        Name                          Title                            Date


/s/ Robert L. Bailey      President, Chief Executive Officer      March 29, 2001
------------------------- (Principal Executive Officer)
Robert L. Bailey          and Chairman of the Board of Directors


/s/ John W. Sullivan      Vice President Finance, Chief           March 29, 2001
------------------------- Financial Officer (and
John W. Sullivan          Principal Accounting Officer)



/s/ Alexandre Balkanski   Director                                March 29, 2001
-------------------------
Alexandre Balkanski


/s/ Colin Beaumont        Director                                March 29, 2001
-------------------------
Colin Beaumont


/s/ James V. Diller       Vice Chairman                           March 29, 2001
-------------------------
James V. Diller


/s/ Frank Marshall        Director                                March 29, 2001
-------------------------
Frank Marshall




SCHEDULE II - Valuation and Qualifying Accounts


                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                         Allowance for Doubtful Accounts

                            Additions     Additions
            Balance at     charged to    charged to
           beginning of     costs and      other                    Balance of
   Year        year         expenses      accounts   Write-offs    end of year

   2000      $ 1,553          420             -          39          $ 1,934
   1999      $ 1,128          439             -          14          $ 1,553
   1998      $ 1,070          299             -         183          $ 1,128



                                INDEX TO EXHIBITS

 Exhibit
 Number                            Description                              Page
-------- -----------------------------------------------------------------  ----


 10.17   PMC-Sierra, Inc. 1994 Incentive Stock Plan, as ammended             --

 10.23   Revolving Operating Line of Credit Agreement between  PMC-Sierra,   --
         Inc. and CIBC Inc. dated 28th day of December, 2000.

 10.44   Building Lease Agreement Kanata Research Park Corporation and       --
         PMC-Sierra, LTD.

 10.45   Building Lease Agreement between Transwestern - Robinson I, LLC     --
         and PMC-Sierra US, Inc.

  21.1   Subsidiaries                                                        --

  23.1   Consent of Deloitte & Touche LLP, Independent Auditors              --



                            Financial Data Schedule


MULTIPLIER                                    1,000
PERIOD-TYPE                                   12-MOS
FISCAL-YEAR-END                               Dec-31-2000
PERIOD-START                                  Dec-27-1999
PERIOD-END                                    Dec-31-2000
EXCHANGE-RATE                                 1.000
CASH                                         256,198
SECURITIES                                   118,918
RECEIVABLES                                   95,786
ALLOWANCES                                    (1,934)
INVENTORY                                     54,913
CURRENT-ASSETS                               571,003
PP&E                                         215,210
DEPRECIATION                                 (87,676)
TOTAL-ASSETS                               1,126,090
CURRENT-LIABILITIES                          230,017
BONDS                                          2,333
PREFERRED-MANDATORY                                0
PREFERRED                                          0
COMMON                                       796,229
OTHER-SE                                      55,089
TOTAL-LIABILITY-AND-EQUITY                 1,126,090
SALES                                        694,684
TOTAL-REVENUES                               694,684
CGS                                          166,161
TOTAL-COSTS                                  166,161
OTHER-EXPENSES                               428,230
LOSS-PROVISION                                   420
INTEREST-EXPENSE                                 808
INCOME-PRETAX                                177,710
INCOME-TAX                                   102,412
INCOME-CONTINUING                             75,298
DISCONTINUED                                       0
EXTRAORDINARY                                      0
CHANGES                                            0
NET-INCOME                                    75,298
EPS-BASIC                                       0.46
EPS-DILUTED                                     0.41