Form 10-Q
period 2001-04-01
PMC SIERRA INC
filed 2001-05-16
CIK 767920

--------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10 - Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended April 1, 2001

            [ ] Transition report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.

                     For the Transition Period From __ to__

                         Commission File Number 0-19084

                                PMC-Sierra, Inc.
             (Exact name of registrant as specified in its charter)

                 A Delaware Corporation - I.R.S. NO. 94-2925073

                               3975 Freedom Circle
                              Santa Clara, CA 95054
                                 (408) 369-1176

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ___X____ No _______


             Common shares outstanding at May 1, 2001 - 164,069,025
            --------------------------------------------------------







                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

            -      Condensed consolidated statements of operations           3

            -      Condensed consolidated balance sheets                     4

            -      Condensed consolidated statements of cash flows           5

            -      Notes to condensed consolidated financial statements      6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                     27


PART II - OTHER  INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                       30

Item 6.     Exhibits and Reports on Form 8 - K                              30





                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements


                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)


                                                        Three Months Ended
                                                  ------------------------------
                                                       Apr 1,          Mar 26,
                                                        2001            2000
Net revenues
 Networking                                        $    116,146    $    109,312
 Non-networking                                           3,749           5,054
                                                  --------------  --------------
 Total                                                  119,895         114,366

Cost of revenues                                         37,927          26,172
                                                  --------------  --------------
 Gross profit                                            81,968          88,194


Other costs and expenses:
 Research and development                                57,468          32,258
 Marketing, general and administrative                   25,093          18,125
 Amortization of deferred stock compensation:
   Research and development                              27,900           3,679
   Marketing, general and administrative                    519             371
 Amortization of goodwill                                17,811             459
 Costs of merger                                              -           7,902
 Restructuring costs                                     19,900               -
                                                  --------------  --------------
Income (loss) from operations                           (66,723)         25,400

Other income, net                                         4,867           3,915
Gain on sale of investments                                 401           4,117
                                                  --------------  --------------
Income (loss) before provision for income taxes         (61,455)         33,432

Provision for income taxes                                2,071          15,917
                                                  --------------  --------------
Net income (loss)                                  $    (63,526)   $     17,515
                                                  ==============  ==============

Net income (loss) per common share - basic         $      (0.38)   $       0.11

Net income (loss) per common share - diluted       $      (0.38)   $       0.10

Shares used in per share calculation - basic            166,786         157,798
Shares used in per share calculation - diluted          166,786         177,658

See notes to consolidated financial statements.


                                PMC-Sierra, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               Apr 1,         Dec 31,
                                                                                2001           2000
                                                                            (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                                                 $    318,704   $    256,198
 Short-term investments                                                          24,901        118,918
 Accounts receivable, net                                                        40,807         93,852
 Inventories, net                                                                63,727         54,913
 Deferred income taxes                                                           13,947         13,947
 Prepaid expenses and other current assets                                       19,894         26,910
 Short-term deposits for wafer fabrication capacity                               4,266          6,265
                                                                          -------------- --------------
  Total current assets                                                          486,246        571,003

Property and equipment, net                                                     126,745        127,534
Goodwill and other intangible assets, net                                       307,780        326,150
Investments and other assets                                                     49,936         84,667
Deposits for wafer fabrication capacity                                          21,991         16,736
                                                                          -------------- --------------
                                                                           $    992,698   $  1,126,090
                                                                          ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                          $     22,035   $     60,978
 Accrued liabilities                                                             35,062         39,724
 Accrued restructuring costs                                                     15,553              -
 Deferred income                                                                 56,289         64,055
 Income taxes payable                                                            26,017         63,491
 Current portion of obligations under capital leases and long-term debt           1,491          1,769
                                                                          -------------- --------------
  Total current liabilities                                                     156,447        230,017

Deferred income taxes                                                            23,027         37,824
Non-current obligations under capital leases and long-term debt                     313            564

PMC special shares convertible into 3,687 (2000 - 3,746) shares
of common stock                                                                   6,284          6,367

Stockholders' equity
 Capital stock and additional  paid in capital,  par value $.001;
   900,000 shares authorized; 163,794 shares issued and
   outstanding (2000 - 162,284)                                                 804,730        796,229
 Deferred stock compensation                                                    (11,502)       (43,128)
 Accumulated other comprehensive income                                          11,271         32,563
 Retained earnings                                                                2,128         65,654
                                                                          -------------- --------------
Total stockholders' equity                                                      806,627        851,318
                                                                          -------------- --------------
                                                                           $    992,698   $  1,126,090
                                                                          ============== ==============


See notes to consolidated financial statements.




                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Three Months Ended
                                                                -------------------------------------
                                                                        Apr 1,              Mar 26,
                                                                         2001                2000
Cash flows from operating activities:
 Net income (loss)                                               $       (63,526)   $        17,515
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation of property and equipment                                  13,239              6,793
  Amortization of goodwill and other intangibles                          18,370                992
  Amortization of deferred stock compensation                             28,419              4,050
  Equity in income of investee                                                 -               (725)
  Gain on sale of investments                                               (401)            (4,117)
  Loss on disposal of property and equipment                                 137                  -
  Restructuring costs                                                     19,900                  -
  Changes in operating assets and liabilities
   Accounts receivable                                                    53,045            (12,259)
   Inventories                                                            (8,814)            (5,269)
   Prepaid expenses and other current assets                               7,016             (1,024)
   Accounts payable and accrued liabilities                              (43,605)            22,008
   Accrued restructuring costs                                              (359)                 -
   Deferred income                                                        (7,766)             8,058
   Income taxes payable                                                  (37,474)           (12,566)
                                                                -----------------  ------------------
     Net cash provided by (used in) operating activities                 (21,819)            23,456
                                                                -----------------  ------------------

Cash flows from investing activities:
 Purchases of short-term investments                                     (23,453)            (1,794)
 Proceeds from sales and maturities of short-term investments            117,470            106,636
 Purchases of property and equipment                                     (16,575)           (15,984)
 Purchase of investments                                                    (957)              (401)
 Proceeds from sale of investments                                             -              4,167
 Investment in wafer fabrication deposits                                 (5,188)                 -
 Proceeds from refund of wafer fabrication deposits                        1,932              4,000
 Acquisition of businesses, net of cash acquired                               -                (29)
                                                                -----------------  ------------------
     Net cash provided by investing activities                            73,229             96,595
                                                                -----------------  ------------------

Cash flows from financing activities:
 Repayment of notes payable and long-term debt                              (100)            (2,524)
 Principal payments under capital lease obligations                         (429)              (648)
 Proceeds from issuance of common stock                                   11,625             59,112
                                                                -----------------  ------------------
     Net cash provided by financing activities                            11,096             55,940
                                                                -----------------  ------------------

Net increase in cash and cash equivalents                                 62,506            175,991
Cash and cash equivalents, beginning of the period                       256,198            101,514
                                                                -----------------  ------------------
Cash and cash equivalents, end of the period                     $       318,704    $       277,505
                                                                =================  ==================

See notes to consolidated financial statements.




                                PMC-Sierra, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.   Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the "Company" or "PMC") designs, develops, markets and supports high-performance semiconductor networking solutions. Our products are used in the high-speed transmission and networking systems, which are being used to restructure the global telecommunications and data communications infrastructure.

Basis of presentation. The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). The components of inventories are as follows:


(in thousands)                              Apr 1,          Dec 31,
                                             2001            2000
                                         (unaudited)

Work-in-progress                        $     26,596    $     31,035
Finished goods                                37,131          23,878
                                       --------------  --------------
                                        $     63,727    $     54,913
                                       ==============  ==============


Recently issued accounting standards. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Company adopted the new Statement effective January 1, 2001. The initial adoption of SFAS 133 did not have a material effect on the Company's financial statements.


NOTE 2.   Restructuring and Other Costs


                                  Restructuring                      Balance at
(in thousands)                            Costs        Utilized     Apr 1, 2001
                                  --------------  --------------  --------------

Workforce reduction                $      9,367               -    $      9,367

Excess facility costs                     4,719            (359)          4,360

Contract settlement costs                 1,826               -           1,826

Write-down of property and
 equipment                                3,988          (3,988)              -
                                  --------------  --------------  --------------

Total                              $     19,900    $     (4,347)   $     15,553
                                  ==============  ==============  ==============

In the first quarter of 2001, PMC announced a restructuring plan in response to the decline in demand for its networking products and consequently recorded a restructuring charge of $19.9 million. Restructuring activities involved the curtailment of certain research and development projects through workforce reduction and facility consolidation.

Workforce reduction charges include the cost of severance and related benefits of approximately 230 employees affected by the restructuring activities. Excess facility costs represent lease termination payments and related costs. Contract settlement costs include penalties incurred due to the Company's withdrawal from certain purchase contracts. Certain leasehold improvements and equipment determined to be impaired as a result of the restructuring activities and were written down to estimated fair market value, net of disposal costs.

The Company expects to substantially complete the restructuring activities contemplated in the plan by December 31, 2001.

Other charges

During the first quarter of 2001, PMC recorded a provision for inventory write-downs of $2.1 million due to cancellation of certain of its customers' programs. This charge was included in cost of sales.

NOTE 3.   Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net revenues and gross profits from operations of the two segments.

                                                Three months ended
                                         -------------------------------
(in thousands)                                 Apr 1,          Mar 26,
                                                2001            2000
                                                    (unaudited)
Net revenues

 Networking                               $     116,146   $     109,312
 Non-networking                                   3,749           5,054
                                         --------------- ---------------
 Total                                    $     119,895   $     114,366
                                         =============== ===============


Gross profit

 Networking                               $      80,337   $      85,946
 Non-networking                                   1,631           2,248
                                         --------------- ---------------
 Total                                    $      81,968   $      88,194
                                         =============== ===============


NOTE 4.   Other Comprehensive Income

The components of other comprehensive income, net of tax, are as follows:


                                                Three months ended
                                         -------------------------------
(in thousands)                                 Apr 1,          Mar 26,
                                                2001            2000
                                                    (unaudited)

Net income (loss)                         $     (63,526)  $      17,515
Other comprehensive income(loss):
Change in net unrealized gains on
investments, net of tax of $14,797
(2000 - nil)                                    (21,292)              -

                                         --------------- ---------------
Total other comprehensive income (loss)   $     (84,818)  $      17,515
                                         =============== ===============


NOTE 5.   Net Income (Loss) Per Share

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:

                                                Three months ended
                                         -------------------------------
                                               Apr 1,          Mar 26,
(in thousands except per share amounts)         2001            2000
                                                    (unaudited)

Numerator:
  Net income (loss)                       $     (63,526)  $      17,515
                                         =============== ===============

Denominator:
Basic weighted average common shares
outstanding (1)                                 166,786         157,798
  Effect of dilutive securities:
    Stock options                                     -          19,692
    Stock warrants                                    -             168
                                         --------------- ---------------

  Diluted weighted average common
  shares outstanding                      $     166,786   $     177,658
                                         =============== ===============

Basic net income (loss) per share         $       (0.38)  $        0.11
                                         =============== ===============

Diluted net income (loss) per share       $       (0.38)  $        0.10
                                         =============== ===============


(1) Exchangeable shares and PMC-Sierra, Ltd. special shares are included in the calculation of basic net income (loss) per share.




NOTE 6.   Subsequent Event

On April 26, 2001, PMC adopted a stockholders' rights plan. Under the rights plan, the Company will issue a dividend of one right for each share of common stock of the Company held by stockholders of record as of May 25, 2001. Each right will initially entitle stockholders to purchase a fractional share of the Company's preferred stock for $325.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. Upon occurrence of these events, unless redeemed for $0.001 per right, the rights will become exercisable by holders, other than rights held by a potential unsolicited third party acquirer, for shares of the Company or for shares of the third party acquirer having a value of twice the right's then-current exercise price.


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Factors that You Should Consider Before Investing In PMC-Sierra" and elsewhere in this Quarterly Report.

These forward-looking statements apply only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described in this Quarterly Report and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

-        customer networking product needs and order levels;
-        revenues;
-        gross profit;
-        research and development expenses;
-        marketing, general and administrative expenditures;
-        capital resources sufficiency;
-        capital expenditures; and
-        restructuring activities and expenses.

PMC releases earnings at regularly scheduled times after the end of each reporting period. Typically within one hour of the release, we will hold a conference call to discuss our performance during the period. We welcome all PMC stockholders to listen to these calls either by phone or over the Internet by accessing our website at www.pmc-sierra.com.


Developments in 2001

During the first quarter of 2001, our customers cancelled more orders than they placed. Our backlog for second quarter delivery at the end of the first quarter of 2001 was $94 million. Of that amount, $24 million related to our top five customers. These same customers purchased approximately $50 million of our networking products in the first quarter of 2001 and $130 million in last year's fourth quarter. Most of these customers are North American and have substantial communications component inventories, including significant quantities of our networking products. We expect that these historically larger customers actually need the networking products that are included in our second quarter backlog, but we do not anticipate additional orders from them for second quarter delivery.

We have over two hundred other European, Asian and North American customers who account for the remaining $70 million in backlog for second quarter 2001 delivery. These customers purchased, in aggregate, $70 million of our products in the first quarter of 2001 and $101 million of our products in last year's fourth quarter. We expect to receive a small amount of additional orders from this group for second quarter delivery.

Many of our customers are continuing to experience decreased demand for their products because some service providers have high networking equipment inventories or have decreased their broadband network capital spending rates. We expect that this, combined with the significant inventories of our networking products, will prolong or worsen the decline in our networking revenues into the third quarter of 2001.

Our gross profit as a percentage of revenues declined significantly in the first quarter of 2001 and may decline again in the second quarter of 2001 if our customers' order mix continues to include proportionately more lower margin networking and non-networking products. Our gross profit as a percentage of sales will also decline in the second quarter of 2001 because we expect that we will have to allocate our fixed test capacity costs over reduced production volumes.

During the first quarter of 2001, we announced a restructuring plan to curtail certain activities, through workforce reduction and facilities consolidation, in response to the decline in demand for our networking products. We expect that this restructuring will allow us to slow the rate of growth, or slightly reduce, our operating expenses. It is our intention to limit our headcount growth and associated costs for the foreseeable future. See Note 2 of Item 1 - Financial Statements and "Restructuring Costs" below.


Results of Operations

First Quarters of 2001 and 2000


Net Revenues ($000,000)
-----------------------
                                                   First Quarter
                                           ----------------------------
                                               2001           2000       Change

Networking products                         $     116.1    $     109.3      6%
Non-networking products                             3.8            5.1    (25%)
                                           ----------------------------
Total net revenues                          $     119.9    $     114.4      5%
                                           ============================


Net revenues increased by 5% in the first quarter of 2001 compared to the same quarter in 2000.

Networking revenue grew 6% as a result of an increase in the volume of our product sales when comparing the first quarters of 2001 and 2000. However, first quarter 2001 networking revenue declined 48% from revenue of $223.6 million in fourth quarter 2000. This decrease in networking revenue resulted from significantly reduced orders from our customers in response to rising inventory levels of our products and declining demand for our customers' equipment.

Non-networking revenues declined 25% in the first quarter of 2001 compared to the first quarter of 2000 due to decreased orders by our principal customer in this segment. Sales of our non-networking device are expected to decline to zero by the end of 2001 as our principal customer intends to redesign its product and it will no longer incorporate our non-networking device.



Gross Profit ($000,000)
-----------------------
                                                   First Quarter
                                           ----------------------------
                                               2001           2000       Change

Networking products                         $      80.4    $      85.9    ( 6%)
Non-networking products                             1.6            2.3    (30%)
                                           ----------------------------
Total gross profit                          $      82.0    $      88.2    ( 7%)
                                           ============================
   Percentage of net revenues                       68%            77%



Total gross profit declined 7% in the first quarter of 2001 compared to the first quarter of 2000.

Networking product gross profit decreased 6% in the first quarter of 2001 because our sales mix shifted to lower margin networking products, we allocated our fixed test capacity costs over reduced production volume, and we wrote down $2.1 million of inventory as a result of customer product development programs that were cancelled.

Non-networking gross profit declined 30% in the first quarter of 2001 compared to the first quarter of 2000 as a result of declining sales volumes.


Operating Expenses and Charges ($000,000)
-----------------------------------------
                                                   First Quarter
                                           ----------------------------
                                               2001           2000       Change

Research and development                    $      57.5      $    32.3     78%
Percentage of net revenues                          48%            28%

Marketing, general & administrative         $      25.1      $    18.1     39%
Percentage of net revenues                          21%            16%

Amortization of deferred stock compensation:
  Research and development                  $      27.9      $     3.7
  Marketing, general and administrative             0.5            0.4
                                           ----------------------------
  Total                                     $      28.4      $     4.1
                                           ----------------------------
  Percentage of net revenues                        24%             4%

Amortization of goodwill                    $      17.8      $     0.5

Costs of merger                             $         -      $     7.9

Restructuring costs                         $      19.9      $       -


    Research and Development and Marketing, General and Administrative Expenses:

Our research and development, or R&D, expenses of $57.5 million in the first quarter of 2001 increased 78% over the first quarter of 2000. Our R&D expenses increased compared to the same period in 2000 because we increased our R&D personnel headcount through our recruiting efforts and acquisitions we completed in 2000, and because we incurred greater service and material costs associated with new product development efforts.

We increased marketing, general and administrative, or MG&A, expenses by 39% in the first quarter of 2001 compared to the first quarter of 2000. Our MG&A expenses increased because we invested in infrastructure, expanded our direct sales force, and increased our MG&A personnel headcount through our recruiting efforts and acquisitions we completed in 2000.

We increased R&D and MG&A expenditures in line with the increase in our revenues throughout 2000. In the first quarter of 2001, our relatively fixed R&D and MG&A expenses grew significantly as a percentage of revenues as a result of a 48% decline in net revenues from $231.6 million in the fourth quarter of 2000 to $119.9 million in the first quarter of 2001.


    Amortization of Deferred Stock Compensation:

We recorded a non-cash $28.4 million charge for amortization of deferred stock compensation in the first quarter of 2001 compared to a $4.1 million charge in the prior year's first quarter. Deferred stock compensation charges increased because we amortized deferred stock compensation related to the acquisitions we completed in 2000, and we accelerated the amortization of the deferred stock compensation for employees terminated as a result of our restructuring.


    Amortization of Goodwill:

Non-cash goodwill charges increased to $17.8 million in the first quarter of 2001 from $0.5 million in the first quarter of 2000 as a result of the increase in goodwill recorded in connection with the acquisitions of Malleable Technologies, Inc. and Datum Telegraphic, Inc. which were accounted for as purchases in 2000.


    Merger Costs:

We did not incur merger costs in the first quarter of 2001. We incurred $7.9 million in merger costs as a result of the acquisitions of AANetcom, Inc. and Toucan Technologies Limited in the first quarter of 2000. These charges consisted primarily of investment banking and other professional fees.


    Restructuring Costs:

On March 26, 2001, we announced our plan to restructure our operations in response to the decline in demand for our networking products. We consequently recorded a restructuring charge of $19.9 million, which included $9.4 million relating to costs associated with a reduction in workforce of approximately 230 employees, facility consolidation and contract settlement charges of $6.5 million and asset impairment charges of $4.0 million.

Workforce reduction charges include the cost of severance and related benefits of employees affected by the above-noted restructuring activities. Excess facility costs represent lease termination payments and related costs. Contract settlement costs include penalties incurred due to our withdrawal from certain purchase contracts. We wrote down certain leasehold improvements and equipment, which we determined to be impaired as a result of the restructuring activities, to their estimated fair market value less disposal costs.

Upon conclusion of our restructuring initiatives, we expect to achieve annualized savings of approximately $34.1 million in cost of sales and operating expenses. However, these savings may not be achieved or sustained and they may need to be reevaluated in the future.

We expect to substantially complete the restructuring plan by December 31, 2001. We expect to pay the majority of the salary continuance benefits to terminated employees and cash outlays for facilities consolidation and contract settlements in the second and third quarter of 2001. We expect to begin benefiting from the cash savings of the restructuring in the third quarter of 2001. We expect to fund restructuring expenditures from our cash and cash equivalent reserves.

While we currently do not anticipate the need for further significant restructuring and cost cutting measures, we may be forced to incur further restructuring charges if we believe that market conditions for our products have worsened.


Other income, net

Net interest and other income increased to $4.9 million in the first quarter of 2001 from $3.9 million in the first quarter of 2000 due to higher cash balances available to earn interest.


Gain on sale of investments

During the first quarter of 2001, we disposed of our investment in a privately held company and realized a pre-tax gain of approximately $0.4 million.

During the first quarter of 2000, we realized a pre-tax gain of approximately $4.1 million as a result of our disposition of our remaining investment in Cypress Semiconductor.


Provision for income taxes

The provision for income taxes consists primarily of estimated taxes on Canadian and other foreign operations.

Recently issued accounting standards.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires the recognition of all derivatives on our consolidated balance sheet at fair value. We adopted the new Statement effective January 1, 2001. The initial adoption of SFAS 133 has not had a material effect on our financial statements.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased to $343.6 million at April 1, 2001 from $375.1 million at the end of 2000.

During the first three months of 2001, we used $21.8 million in cash for operating activities. The net loss of $63.5 million includes non-cash charges of $13.2 million for depreciation, $18.4 million for amortization of intangibles, $28.4 million for amortization of deferred stock compensation, a $19.9 million restructure reserve charge, and non-cash gains on disposal of investments and capital assets of $0.3 million.

We also used cash through changes in our operating assets and liabilities. We increased inventory by $8.8 million, and decreased accounts payable and accrued liabilities by $43.6 million, deferred income by $7.8 million and income taxes payable by $37.5 million. We offset some of this cash usage by decreasing our accounts receivables by $53.0 million. Inventories increased because we are subject to lengthy lead times from our wafer fabrication facilities, and were not able to match all of our customers' first quarter order cancellations with our own inventory order cancellations. Our deferred revenue and accounts receivable decreased as a result of lower sales in the first quarter. Accounts payable decreased because of additional expenditure reductions in the latter half of the first quarter.

Our year to date investing activities include the maturity of and reinvestment in short-term investments. We also made investments in other companies of $1.0 million, purchased $16.6 million of property and equipment, and increased net wafer fabrication deposits by $3.3 million.

Our year to date financing activities provided $11.1 million. We used $0.5 million for debt and lease repayments and received $11.6 million of proceeds from issuing common stock upon exercise of stock options.

Our principal source of liquidity at April 1, 2001 was our cash, cash equivalents and short-term investments of $343.6 million. We also have a line of credit with a bank that allows us to borrow up to $25 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent.

We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital, venture investing, capital expenditure and wafer deposit requirements through the end of 2001. We expect to spend approximately $22.5 million on new capital additions and to make additional venture investments as opportunities arise in the balance of 2001.


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

Recently, many of our customers indicated that they have accumulated significant inventories of our chips when compared to their own recently reduced shipment forecasts and have consequently reduced or delayed the desired shipment date of their orders. This has materially impacted our revenues, reduced our visibility of future revenue streams and caused an increase in our inventory levels. We expect this to continue as our customers consume their inventories of our products.

         If demand for our customers' products changes, including due to a downturn in the networking industry, our revenues could decline

Several of our customers' clients, particularly Competitive Local Exchange Carriers and Internet Service Providers, have recently reported lower than expected demand growth for their services or products, which has resulted in poor operating results and difficulty accessing the capital needed to build their networks or survive to profitability. Many of these companies are facing increased competition and may become insolvent in the near future. This, along with symptoms of a general economic slowdown in the United States, has affected the end demand at several of our significant customers, many of whom have announced large component inventories and declines in expected operating results.

In response, many of our customers and their contract manufacturers have undertaken expenditure and inventory reduction initiatives and have canceled or rescheduled orders with us. These actions may continue in future periods and may accelerate if conditions worsen for our customers.

In addition, while all of our sales are denominated in US dollars, our customers' products are sold worldwide. While the current networking equipment market downturn may be limited to the United States, the networking markets in the rest of the world could soon follow. Any decline in the world networking markets could seriously depress our customers' order levels for our products. This effect could be further exacerbated if fluctuations in currency exchange rates further decrease the demand for our customers' products.

         We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and Lucent Technologies each accounted for more than 10% of our fiscal 2000 revenues. Both of these companies have recently announced order shortfalls for their products. We do not have long-term volume purchase commitments from any of our major customers.

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

PMC's rapid growth and subsequent restructuring has strained our resources

Until the fourth quarter of 2000, PMC experienced a period of rapid growth, which placed and will continue to place a significant strain on our resources. During 2000, we acquired eight companies, increased our employee headcount to 1,728 from 660 at the end of 1999, expanded our operations and facilities, and increased the responsibilities of management. In the first quarter of 2001, in response to a decline in demand for our products, we restructured our operations and trimmed our payroll by approximately 230 employees. This process absorbed a high percentage of management time that had to be diverted from other areas of our operations.

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

Our  business   strategy   contemplates   acquisition  of  other   companies  or
technologies, which could adversely affect our operating performance

While we currently are not contemplating new acquisitions, we closed eight acquisitions in fiscal 2000. Acquiring products, technologies or businesses from third parties is an integral part of our business strategy. Management may be diverted from our operations while they identify and negotiate these acquisitions and integrate an acquired entity into our operations. Also, we may be forced to develop expertise outside our existing businesses, and replace key personnel who leave due to an acquisition. Until the year 2000, we had not previously attempted to integrate several acquisitions simultaneously and may not succeed in this effort.

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

         PMC has not yet achieved revenues from some of its recent acquisitions

Some of the products we acquired through acquisitions in fiscal 2000 have been incorporated into customer equipment designs that have yet to generate significant revenue. These or any follow-on products may not achieve commercial success. These acquisitions may not generate future revenues or earnings.

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

         Increasing competition in our industry will make it more difficult to earn design wins in our customer's equipment

Major domestic and international semiconductor companies, such as Intel, IBM, Agere Systems [formerly Lucent Technologies] and Motorola, are concentrating an increasing amount of their substantially greater financial and other resources on the markets in which we participate. This represents a serious competitive threat to us. Emerging companies also provide significant competition in our segment of the semiconductor market, while our peers are becoming mature, successful and sophisticated.

Our competitors include Agere Systems, Applied Micro Circuits Corporation, Broadcom, Conexant Systems, Cypress Semiconductor, Dallas Semiconductor, Exar Corporation, Integrated Device Technology, IBM, Infineon, Intel, Marvell Technology Group, Motorola, Multilink Technology Corporation, Nortel Networks, Texas Instruments, Transwitch and Vitesse Semiconductor.

Aggressive price competition in some of the markets in which we participate has made competition for design wins more difficult. In addition, the increased focus on price competition will continue to place pressure on our gross margins.

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

In addition, our networking products range widely in terms of the margins they generate. A change in product sales mix could impact our operating results materially.

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

The geographic diversity of our business operations could hinder our ability to coordinate design and sales activities. If we are unable to develop systems and communication processes to support our geographic diversity, we may suffer product development delays or strained customer relationships.

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


         Short-term Investments:

We maintain a short-term investment portfolio of various holdings, types and maturities of less than one year. To minimize credit risk the short term investments are diversified and generally consist of either Commercial Paper, rated P-1 by Moody's and A-1 or higher by Standard and Poor's, or Auction Rate Preferred's with a rating of Aaa/AAA. These securities are generally classified as held to maturity and accordingly are recorded on the balance sheet at cost.

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

Based on a sensitivity analysis performed on the financial instruments held at April 1, 2001 that are sensitive to changes in interest rates, the fair value of our short-term investment portfolio would not be significantly impacted by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points.


         Other Investments:

Other investments at April 1, 2001 include a minority investment in Sierra Wireless Inc., a publicly traded company. This investment is subject to certain resale restrictions. One half of the investment will be released from these restrictions in May 2002 and is recorded on our Balance Sheet at cost. The second half will be release from its resale restrictions in May 2001 and has been classified as available for sale. Consequently, the latter securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

We also hold an investment of approximately 85,000 shares of Intel Corporation, which we acquired in the first quarter of 2001 on the sale of our interest in a private corporation. We may not trade these unregistered shares until the first quarter of 2002.

Our investments in Sierra Wireless and Intel shares are subject to considerable market price volatility and are additionally risky due to resale restrictions. We may lose some or all of our investment in these shares.

Our other investments also include numerous investments in privately held companies which are carried on our Balance Sheet at cost. Our investments in private companies are inherently risky as they typically consist of investments in companies that are still in the start-up or development stages. The market for the technologies or products that they have under development is typically in the early stages, and may never materialize. Accordingly, we could lose our entire investment in these companies.


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

Occasionally, we may not be able to correctly forecast our operational needs. If our forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. At the end of the first quarter of 2001, we did not have significant foreign currency denominated net asset or net liability positions, and we had no outstanding foreign exchange contracts.



Part II - Other Information

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS


         Shareholders' rights plan

On April 26, 2001, PMC adopted a stockholders' rights plan. Under the rights plan, the Company will issue a dividend of one right for each share of common stock of the Company held by stockholders of record as of May 25, 2001. Each right will initially entitle stockholders to purchase a fractional share of the Company's preferred stock for $325.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. Upon occurrence of these events, unless redeemed for $0.001 per right, the rights will become exercisable by holders, other than rights held by a potential unsolicited third party acquirer, for shares of the Company or for shares of the third party acquirer having a value of twice the right's then-current exercise price.

For further details please see the Current Report on Form 8-K filed on April 30, 2001, attached hereto as an exhibit under Item 6(b).


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits -

                   -   3.1  Restated Certificate of Incorporation

                   -   3.2  Bylaws, as amended

                   -   4.6  Preferred Stock Rights Agreement,  dated as of April
                            26, 2001, between PMC-Sierra, Inc. and American Stock Transfer and Trust Company.2

                   -  11.1  Calculation of earnings per share 3



              (b)  Reports on Form 8-K -

                   - A Current Report on Form 8-K was filed on April 30, 2001 to disclose that the Board of Directors of registrant approved the adoption of a Preferred Stock Rights Agreement.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PMC-SIERRA, INC.
                               (Registrant)


Date:    May 16, 2001          /S/  John W. Sullivan
         ------------          -------------------------------------------------
                               John W. Sullivan
                               Vice President, Finance (duly authorized officer)
                               Principal Accounting Officer



--------
1 Incorporated  by reference from Exhibit 3.2 filed with the  Registrant's  Form
  8-A on May 14, 2001.

2 Incorporated  by reference from Exhibit 4.6 filed with the  Registrant's  Form
  8-A on May 14, 2001.

3 Refer to Note 5 of the financial statements included in Item I of Part I of this Quarterly Report.