Form 10-Q
period 2001-07-01
PMC SIERRA INC
filed 2001-07-31
CIK 767920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   for the quarterly period ended July 1, 2001

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

                 Yes ___X____                    No _______


            Common shares outstanding at July 15, 2001 - 164,468,803
                ------------------------------------------------

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                             Page

          -    Condensed consolidated statements of operations              --

          -    Condensed consolidated balance sheets                        --

          -    Condensed consolidated statements of cash flows              --

          -    Notes to the condensed consolidated financial statements     --

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               --

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                       --

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote by Stockholders                   --

Item 6.   Exhibits and Reports on Form 8 - K                                --

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements


                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)


                                                        Three Months Ended                Six Months Ended
                                                    ------------------------------   -----------------------------
                                                        Jul 1,         Jun 25,           Jul 1,        Jun 25,
                                                         2001           2000              2001          2000
Net revenues
 Networking                                          $     86,391    $    143,576     $    202,537   $    252,888
 Non-networking                                             7,739           6,938           11,488         11,992
                                                    --------------  --------------   -------------- --------------
Total                                                      94,130         150,514          214,025        264,880

Cost of revenues                                           48,834          35,689           86,761         61,861
                                                    --------------  --------------   -------------- --------------
 Gross profit                                              45,296         114,825          127,264        203,019


Other costs and expenses:
 Research and development                                  53,769          38,857          111,237         71,115
 Marketing, general and administrative                     24,067          23,676           49,160         41,801
 Amortization of deferred stock compensation:
  Research and development                                  2,090           3,296           29,990          6,975
  Marketing, general and administrative                       425             611              944            982
 Amortization of goodwill                                  17,811             488           35,622            947
 Costs of merger                                                -           5,776                -         13,678
 Restructuring costs                                            -               -           19,900              -
 Impairment of intangible assets                          189,042               -          189,042              -
                                                    --------------  --------------   -------------- --------------
Income (loss) from operations                            (241,908)         42,121         (308,631)        67,521

Other income, net                                           4,684           4,167            9,551          8,082
Gain on sale of investments                                     -          22,993              401         27,110
                                                    --------------  --------------   -------------- --------------
Income (loss) before provision for income taxes          (237,224)         69,281         (298,679)       102,713

Provision for (recovery of) income taxes                   (4,179)         20,707           (2,108)        36,624
                                                    --------------  --------------   -------------- --------------
Net income (loss)                                    $   (233,045)   $     48,574     $   (296,571)  $     66,089
                                                    ==============  ==============   ============== ==============

Net income (loss) per common share - basic           $      (1.39)   $       0.30     $      (1.77)  $       0.41

Net income (loss) per common share - diluted         $      (1.39)   $       0.27     $      (1.77)  $       0.37

Shares used in per share calculation - basic              167,817         161,611          167,302        159,705
Shares used in per share calculation - diluted            167,817         180,694          167,302        179,176

See notes to the condensed consolidated financial statements.


                                PMC-Sierra, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                       Jul 1,        Dec 31,
                                                                                        2001          2000
                                                                                     (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                                                             $ 344,408    $   256,198
 Short-term investments                                                                        -        118,918
 Accounts receivable, net                                                                 25,590         93,852
 Inventories, net                                                                         50,064         54,913
 Deferred income taxes                                                                    13,947         13,947
 Prepaid expenses and other current assets                                                23,579         26,910
 Short-term deposits for wafer fabrication capacity                                        4,266          6,265
                                                                                      -----------  -------------
  Total current assets                                                                   461,854        571,003

Property and equipment, net                                                              119,886        127,534
Goodwill and other intangible assets,  net                                                99,796        326,150
Investments and other assets                                                              76,488         84,667
Deposits for wafer fabrication capacity                                                   21,991         16,736
                                                                                      -----------  -------------
                                                                                       $ 780,015    $ 1,126,090
                                                                                      ===========  =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                                      $  32,619    $    60,978
 Accrued liabilities                                                                      36,792         39,724
 Accrued restructuring costs                                                               9,005              -
 Deferred income                                                                          43,877         64,055
 Income taxes payable                                                                     21,120         63,491
 Current portion of obligations under capital leases and long-term debt                    1,399          1,769
                                                                                      -----------  -------------
  Total current liabilities                                                              144,812        230,017

Deferred income taxes                                                                     32,524         37,824
Non-current obligations under capital leases and long-term debt                              145            564

PMC special shares convertible into 3,629 (2000 - 3,746) shares of common stock            6,155          6,367

Stockholders' equity
 Capital stock and additional paid in capital, par value $.001;
  900,000 shares authorized; 164,466 shares issued and
  outstanding (2000 - 162,284)                                                           811,347        796,229
 Deferred stock compensation                                                              (8,987)       (43,128)
 Accumulated other comprehensive income                                                   24,936         32,563
 Retained earnings (accumulated deficit)                                                (230,917)        65,654
                                                                                      -----------  -------------
Total stockholders' equity                                                               596,379        851,318
                                                                                      -----------  -------------
                                                                                       $ 780,015    $ 1,126,090
                                                                                      ===========  =============

See notes to the condensed consolidated financial statements.

                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                              Six Months Ended
                                                                  ----------------------------------------
                                                                           Jul 1,              Jun 25,
                                                                            2001                2000
Cash flows from operating activities:
 Net income (loss)                                                 $        (296,571)   $          66,089
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation of property and equipment                                      26,571               15,057
  Amortization of goodwill and other intangibles                              37,312                2,018
  Amortization of deferred stock compensation                                 30,934                7,957
  Equity in income of investee                                                     -                 (702)
  Gain on sale of investments                                                   (401)             (27,110)
  Loss on disposal of property and equipment                                     279                    -
  Restructuring costs                                                         19,900                    -
  Impairment of intangible assets                                            189,042                    -
  Provision for excess inventory                                              14,151                    -
  Changes in operating assets and liabilities
   Accounts receivable                                                        68,262              (30,304)
   Inventories                                                                (9,302)             (10,396)
   Prepaid expenses and other current assets                                   3,331               (4,509)
   Accounts payable and accrued liabilities                                  (31,291)              21,111
   Accrued restructuring costs                                                (6,907)                   -
   Deferred income                                                           (20,178)              12,859
   Income taxes payable                                                      (42,371)              (3,647)
                                                                  -------------------  -------------------
     Net cash provided by (used in) operating activities                     (17,239)              48,423
                                                                  -------------------  -------------------


Cash flows from investing activities:
 Purchases of short-term investments                                         (23,453)            (127,601)
 Proceeds from sales and maturities of short-term investments                142,371              112,466
 Purchases of property and equipment                                         (23,307)             (36,235)
 Purchases of investments                                                     (4,347)              (2,817)
 Proceeds from sale of investments                                                 -               27,791
 Investment in wafer fabrication deposits                                     (5,188)              (8,584)
 Proceeds from refund of wafer fabrication deposits                            1,932                4,703
 Acquisition of businesses, net of cash acquired                                   -                  (29)
                                                                  -------------------  -------------------
     Net cash provided by (used in) investing activities                      88,008              (30,306)
                                                                  -------------------  -------------------

Cash flows from financing activities:
 Repayment of notes payable and long-term debt                                  (203)              (3,182)
 Principal payments under capital lease obligations                             (469)              (1,956)
 Proceeds from issuance of common stock                                       18,113               65,542
                                                                  -------------------  -------------------
     Net cash provided by financing activities                                17,441               60,404
                                                                  -------------------  -------------------

Net increase in cash and cash equivalents                                     88,210               78,521
Cash and cash equivalents, beginning of the period                           256,198              101,514
                                                                  -------------------  -------------------
Cash and cash equivalents, end of the period                       $         344,408    $         180,035
                                                                  ===================  ===================


See notes to the condensed consolidated financial statements.

                                PMC-Sierra, Inc.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.   Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the "Company" or "PMC") designs, develops, markets and supports high-performance semiconductor networking solutions. Our products are used in high-speed transmission and networking systems, which are being used to restructure the global telecommunications and data communications infrastructure.

Basis of presentation. The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). The components of inventories are as follows:


                                               Jul 1,             Dec 31,
(in thousands)                                  2001               2000
                                            (unaudited)

Work-in-progress                          $       22,564     $       31,035
Finished goods                                    27,500             23,878
                                         ----------------   ----------------
                                          $       50,064     $       54,913
                                         ================   ================


Recently issued accounting standards. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002, however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new Standards, it is expected that the amortization of goodwill will stop as of December 31, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows in 2002 and subsequent years.

NOTE 2.   Restructuring and Other Costs

In the first quarter of 2001, PMC announced a restructuring plan in response to the decline in demand for its networking products and consequently recorded a restructuring charge of $19.9 million. Restructuring activities involved the curtailment of certain research and development projects through workforce reduction and facility consolidation. The elements of the accrued restructuring costs are as follows:


                                Restructuring
                                       Charge       Cumulative       Balance at
(in thousands)                   Mar 26, 2001        Drawdowns      Jul 1, 2001
                              ----------------  ---------------  ---------------

Workforce reduction            $        9,367    $      (5,128)  $        4,239

Excess facility costs                   4,719           (1,522)           3,197

Contract settlement costs               1,826             (257)           1,569

Write-down of property and
 equipment, net                         3,988           (3,988)               -
                              ----------------  ---------------  ---------------

Total                          $       19,900    $     (10,895)  $        9,005
                              ================  ===============  ===============


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

PMC expects to substantially complete the restructuring activities contemplated in the plan by December 31, 2001.

Impairment of Goodwill and Intangible Assets

During the second quarter of 2001, PMC made a decision to discontinue further development of technology acquired in the purchase of Malleable Technologies, Inc. in 2000. As a result, the goodwill and intangible assets recognized in that purchase transaction were determined to be impaired in accordance with the rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company does not expect to have any future cash flows related to these assets and has no alternative use for the technology. Accordingly, the Company has recorded an impairment charge of $189.0 million, equal to the remaining net book value of goodwill and intangible assets related to Malleable.

Provision for Inventory

During the second quarter of 2001, PMC recorded additional inventory provisions of $12.1 million related to excess inventory on hand. The continued industry-wide reduction in capital spending and resulting significant decrease in demand for our products has prompted the Company to assess its current inventory levels versus sales forecasts over the next twelve months. This additional excess charge, which was included in cost of revenues, was calculated in accordance with the Company's policy, which is based on inventory levels in excess of 12-month demand for each specific part.

In the first quarter of 2001, PMC recorded a provision for inventory write-downs of $2.1 million due to cancellation of certain of its customers' programs. This charge was also included in cost of revenues.

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


                      Three months ended               Six months ended
                ------------------------------  ------------------------------
(in thousands)      Jul 1,         Jun 25,          Jul 1,         Jun 25,
                     2001            2000            2001           2000
                         (unaudited)                     (unaudited)
Net revenues

 Networking      $     86,391    $    143,576    $    202,537    $    252,888
 Non-networking         7,739           6,938          11,488          11,992
                --------------  --------------  --------------  --------------
 Total           $     94,130    $    150,514    $    214,025    $    264,880
                ==============  ==============  ==============  ==============


Gross profit

 Networking      $     42,059    $    111,648    $    122,396    $    197,594
 Non-networking         3,237           3,177           4,868           5,425
                --------------  --------------  --------------  --------------
 Total           $     45,296    $    114,825    $    127,264    $    203,019
                ==============  ==============  ==============  ==============

NOTE 4.   Other Comprehensive Income

The components of other comprehensive income, net of tax, are as follows:



                                               Three months ended                Six months ended
                                         ------------------------------  ------------------------------
(in thousands)                                Jul 1,         Jun 25,          Jul 1,         Jun 25,
                                               2001           2000             2001            2000
                                                   (unaudited)                     (unaudited)

Net income (loss)                         $   (233,045)   $     48,574    $   (296,571)   $     66,089
Other comprehensive income (loss):
Change in net unrealized gains on               13,665               -          (7,627)              -
 investments

                                         --------------  --------------  --------------  --------------
Total other comprehensive income (loss)   $   (219,380)   $     48,574    $   (304,198)   $     66,089
                                         ==============  ==============  ==============  ==============


NOTE 5.   Stockholders' Rights Plan

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

NOTE 6.   Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income
(loss) per share:



                                                             Three months ended                 Six months ended
                                                      -------------------------------   -------------------------------
                                                          Jul 1,          Jun 25,           Jul 1,          Jun 25,
(in thousands except per share amounts)                    2001            2000              2001             2000
                                                                (unaudited)                        (unaudited)

Numerator:
  Net income (loss)                                    $   (233,045)    $     48,574     $   (296,571)   $      66,089
                                                      ==============   ==============   ==============  ===============

Denominator:
Basic weighted average common shares outstanding (1)        167,817          161,611          167,302          159,705
 Effect of dilutive securities:
  Stock options                                                   -           18,839                -           19,266
  Stock warrants                                                  -              244                -              205
                                                      --------------   --------------   --------------  ---------------

 Diluted weighted average common
 shares outstanding                                    $    167,817     $    180,694     $    167,302    $     179,176
                                                      ==============   ==============   ==============  ===============

Basic net income (loss) per share                      $      (1.39)    $       0.30     $      (1.77)   $        0.41
                                                      ==============   ==============   ==============  ===============

Diluted net income (loss) per share                    $      (1.39)    $       0.27     $      (1.77)   $        0.37
                                                      ==============   ==============   ==============  ===============

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

These forward-looking statements apply only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described in this Quarterly Report and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

*     customer networking product inventory levels, needs and order levels;
*     revenues;
*     gross profit;
*     research and development expenses;
*     marketing, general and administrative expenditures;
*     capital resources sufficiency;
*     capital expenditures; and
*     restructuring activities and expenses.

PMC releases earnings at regularly scheduled times after the end of each reporting period. Typically within one hour of the release, we will hold a conference call to discuss our performance during the period. We welcome all PMC stockholders to listen to these calls either by phone or over the Internet by accessing our website at www.pmc-sierra.com.
                         ------------------

Business Outlook

Many of our customers are facing declining demand for their products and have accumulated large inventories of communications components - including those components supplied by PMC in previous quarters. Consequently, during the second quarter of 2001, our product revenue declined to $94.1 million from $119.9 million in the first quarter of 2001. As of July 19, 2001 our backlog of products scheduled for shipment within the third quarter equaled approximately two-thirds of our second quarter 2001 revenue.

While we believe that our customers' inventories of our products are being consumed, we believe those inventories as well as inventories in the supply chain are still significant. This, combined with the soft demand that our customers are experiencing for their products, indicates that we may not receive further incremental orders for delivery in the third quarter of 2001. Thus, we expect a significant decline in revenue in the third quarter of 2001. We expect that customer inventories will continue to have a negative impact on our revenues through the fourth quarter of 2001.

Our gross profit as a percentage of net revenues, or gross margin, declined significantly in the second quarter of 2001 as our lower margin networking and non-networking products represented a greater proportion of our revenues and our fixed production costs were allocated across reduced production volumes. We also recorded significant provisions for excess inventory in cost of revenues. We expect the greater proportion of lower margined shipments and fixed production costs to continue into at least the third quarter of 2001.

Results of Operations

Second Quarters of 2001 and 2000

Net Revenues ($000,000)
-----------------------
                                               Second Quarter
                                          -------------------------
                                              2001          2000       Change

 Networking products                       $    86.4      $  143.6     ( 40%)
 Non-networking products                         7.7           6.9       12%
                                          -------------------------
 Total net revenues                        $    94.1      $  150.5     ( 37%)
                                          =========================


Net revenues decreased by 37% in the second quarter of 2001 compared to the same quarter in 2000.

Networking revenues for the second quarter of 2001 declined 40% from the second quarter of 2000 as a result of the decrease in the volume of our product sales. Our second quarter 2001 networking revenues declined 26% from revenues of $116.1 million in first quarter 2001. This decrease in networking revenues resulted from significantly reduced orders from our customers in response to high inventory levels of our products and declining demand for our customers' equipment.

Non-networking revenues increased 12% in the second quarter of 2001 compared to the second quarter of 2000 due to increased orders by our principal customer in this segment. Despite this sales increase in the second quarter, sales of our non-networking device are expected to decline to zero by the end of 2001 as the next generation product that our principal customer intends to design will no longer incorporate our non-networking device.

Gross Profit ($000,000)
-----------------------
                                               Second Quarter
                                         -------------------------
                                             2001          2000      Change

 Networking products                      $    42.1      $  111.6    ( 62%)
 Non-networking products                        3.2           3.2       -
                                         -------------------------
 Total gross profit                       $    45.3      $  114.8    ( 61%)
                                         =========================
  Percentage of net revenues                    48%           76%


Total gross profit declined 61% in the second quarter of 2001 compared to the second quarter of 2000.

Networking gross profit as a percentage of net revenues, or gross margin, decreased to 48% in the second quarter of 2001 from 76% in the same quarter of 2000 because gross margin for the second quarter of 2001 included a provision for excess inventory of $12.1 million, our lower margin products represented a greater proportion of our total revenues and we allocated our fixed production costs over reduced production volumes.

Non-networking gross profit remained the same, in dollar terms, in the second quarter of 2001 compared to the second quarter of 2000. However, our gross profit as a percentage of revenues decreased in the second quarter of 2001 compared to the same quarter in 2000 due to a decline in average selling price.

Operating Expenses and Charges ($000,000)
-----------------------------------------
                                                   Second Quarter
                                              -----------------------
                                                2001          2000     Change

Research and development                       $  53.8       $  38.9     38%
Percentage of net revenues                          57%           26%

Marketing, general & administrative            $  24.1       $  23.7      2%
Percentage of net revenues                          26%           16%

Amortization of deferred stock compensation:
 Research and development                      $   2.1       $   3.3
 Marketing, general and administrative             0.4           0.6
                                              -----------------------
 Total                                         $   2.5       $   3.9
                                              -----------------------
 Percentage of net revenues                          3%            3%

Amortization of goodwill                       $  17.8       $   0.5

Costs of merger                                $     -       $   5.8

Impairment of intangible assets                $ 189.0       $     -

    Research and Development and Marketing, General and Administrative Expenses:

Our research and development, or R&D, expenses of $53.8 million in the second quarter of 2001 increased 38% over the second quarter of 2000. Our R&D expenses increased compared to the same period in 2000 because we increased the number of our R&D personnel and incurred greater service and material costs associated with new product development efforts.

We increased marketing, general and administrative, or MG&A, expenses by 2% to $24.1 million in the second quarter of 2001 from $23.7 million in the second quarter of 2000. Our MG&A expenses were relatively flat because our increased personnel and facilities costs were offset by reductions in sales costs and commissions as a result of reduced revenues.

Our relatively fixed R&D and MG&A expenses grew significantly as a percentage of revenues in the second quarter of 2001 as a result of the decline in net revenues to $94.1 million in the second quarter of 2001 from $150.5 million in the second quarter of 2000.


    Amortization of Deferred Stock Compensation:

We recorded a non-cash charge of $2.5 million for amortization of deferred stock compensation in the second quarter of 2001 compared to a $3.9 million charge in the prior year's second quarter. We follow the accelerated method to amortize deferred stock compensation, which results in a declining amortization expense over the amortization period.


    Amortization of Goodwill:

Non-cash goodwill amortization charges increased to $17.8 million in the second quarter of 2001 from $0.5 million in the second quarter of 2000 as a result of the goodwill recorded in connection with the acquisitions of Malleable Technologies, Inc. and Datum Telegraphic, Inc. These acquisitions were accounted for under the purchase method in 2000.


    Merger Costs:

We did not incur merger costs in the second quarter of 2001. We incurred $5.8 million in merger costs as a result of the acquisition of Extreme Packet Devices, Inc. in the second quarter of 2000. These charges consisted primarily of investment banking and other professional fees.


    Impairment of intangible assets:

We recorded a charge of $189.0 million in the second quarter of 2001 to recognize an impairment of goodwill recorded in connection with the purchase of Malleable Technologies, Inc. in June 2000. In June 2001, management decided to discontinue further development of the technology acquired from Malleable. The related goodwill was determined to be impaired as we do not expect to receive any future cash flows related to this asset and we have no alternative use for this technology.

Other income, net
-----------------

Net interest and other income increased to $4.7 million in the second quarter of 2001 from $4.2 million in the second quarter of 2000 as we had higher cash balances available to earn interest that more than offset declines in average investment yields.


Gain on sale of investments
---------------------------

We did not dispose of any long-term investments in the second quarter of 2001. During the second quarter of 2000, we realized a pre-tax gain of approximately $23.0 million as a result of our disposition of a portion of our investment in Sierra Wireless, Inc., a publicly held company. We continue to maintain a minority investment in Sierra Wireless, one half of which is currently available for sale, while the other half will become available for sale after May 2002.


Provision for income taxes
--------------------------

We recorded a tax recovery in the second quarter of 2001 relating to losses and tax credits generated in Canada. The benefit of tax losses generated in the United States was not recognized, as we are not certain of recognizing the benefit from them in the future.



First Six Months of 2001 and 2000


Net Revenues ($000,000)
-----------------------
                                                 First Six Months
                                              -----------------------
                                                2001          2000     Change

Networking products                            $ 202.5       $ 252.9   ( 20%)
Non-networking products                           11.5          12.0    ( 4%)
                                              -----------------------
Total net revenues                             $ 214.0       $ 264.9   ( 19%)
                                              =======================


In the first half of 2001, revenues from networking products decreased 20% to $202.5 million from $252.9 million in the same period last year. This decrease resulted from high inventories of our products on hand with our customers and continued softness in demand for our customers' products.

Our non-networking revenue decreased 4% in the first six months of 2001 versus the comparable period in 2000. This decline was due to a decline in the average selling price of our products as they reach the mature stage of their product life cycle.

Gross Profit ($000,000)
-----------------------
                                                 First Six Months
                                              -----------------------
                                                2001          2000     Change

Networking products                            $ 122.4       $ 197.6   ( 38%)
Non-networking products                            4.9           5.4    ( 9%)
                                              -----------------------
Total gross profit                             $ 127.3       $ 203.0   ( 37%)
                                              =======================
   Percentage of net revenues                      59%           77%


Total gross profit declined by 37% in the first six months of 2001 compared to the first six months of 2000.

Networking product gross profit decreased 38% in the first half of 2001, to $122.4 million from $197.6 million in the first half of 2000. The decrease is due to lower sales volumes, the $14.2 million provision for excess inventory recorded in the first two quarters of 2001, the shift in our sales mix to lower margin networking products and our allocation of fixed production costs over reduced production volumes.



Operating Expenses and Charges ($000,000)
-----------------------------------------
                                                 First Six Months
                                             -----------------------
                                               2001          2000     Change

Research and development                      $ 111.2       $  71.1     56%
Percentage of net revenues                         52%           27%

Marketing, general and administrative         $  49.2       $  41.8     18%
Percentage of net revenues                         23%           16%

Amortization of deferred stock compensation:
 Research and development                     $  30.0       $   7.0
 Marketing, general and administrative            0.9           1.0
                                             -----------------------
 Total                                        $  30.9       $   8.0
                                             -----------------------
 Percentage of net revenues                        14%            3%

Amortization of goodwill                      $  35.6       $   0.9

Costs of merger                               $     -       $  13.7

Restructuring costs                           $  19.9       $     -

Impairment of intangible assets               $ 189.0       $     -



    Research and Development and Marketing, General and Administrative

R&D and MG&A expenses as a percentage of net sales for the six months ended July 1, 2001 increased compared with the same period in the prior fiscal year due to the effect of the decrease in net sales in 2001, and increased staffing levels and infrastructure costs.

R&D expenses for the first six months of fiscal 2001 were $111.2 million compared with $71.1 million in the first six months of 2000, an increase of 56%. A significant portion of the increase was attributable to the addition of new personnel, partly through acquisitions, and to higher materials and services costs expended on new-product development efforts.

MG&A expenses increased 18% in the first half of 2001 compared to the same period in 2000, largely due to investments in facilities and information systems, and growth in headcount resulting from acquisition activity in the latter half of 2000.


    Amortization of Deferred Stock Compensation

Deferred stock compensation charges incurred in the first six months of 2001 increased over the same period in 2000. Deferred stock compensation charges increased because we amortized deferred stock compensation related to the acquisitions we completed in 2000, and we accelerated the amortization of the deferred stock compensation for employees terminated as a result of our restructuring in the first quarter of 2001.


    Costs of Merger

We did not incur merger costs in the first half of 2001. In the first six months of 2000, we incurred merger costs of $13.7 million in connection with the acquisitions of Toucan Technologies Limited, AANetcom, Inc. and Extreme Packet Devices, Inc. These costs related primarily to investment banking and other professional fees.


    Restructuring Costs

On March 26, 2001, we announced our plan to restructure our operations in response to the decline in demand for our networking products. The restructuring plan included a workforce reduction of approximately 230 employees, consolidation of excess facilities and contract settlement activities. As a result of the restructuring plan, we recorded a charge of $19.9 million in the first quarter of 2001.

Included in the restructuring charge were workforce reduction costs of $9.4 million, encompassing severance and related benefits of employees affected by the above-noted restructuring activities. Estimated excess facility and contract settlement costs were $6.5 million and represented lease termination payments and related costs and penalties incurred due to our withdrawal from certain purchase contracts. We wrote off $4.0 million of leasehold improvements and equipment, which we determined to be impaired as a result of the restructuring activities.

Upon conclusion of our restructuring initiatives, we expect to achieve annualized savings of approximately $34.1 million in cost of sales and operating expenses. However, these savings may not be achieved or sustained and they may need to be reevaluated in the future.

We expect to substantially complete the restructuring plan by December 31, 2001. To date, we have paid out $5.1 million in salary continuance benefits to terminated employees and $1.8 million for facilities consolidation and contract settlements. We expect to begin benefiting from the cash savings of the restructuring in the third quarter of 2001. We expect to fund restructuring expenditures from our cash and cash equivalent reserves.


Recently issued accounting standards.
-------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002, however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new Standards, it is expected that the amortization of goodwill will stop as of December 31, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.


Liquidity and Capital Resources
-------------------------------

Cash, cash equivalents and short-term investments decreased to $344.4 million at July 1, 2001 from $375.1 million at the end of 2000.

During the first six months of 2001, we used $17.2 million in cash for operating activities. Our net loss of $296.6 million included non-cash charges of $26.6 million for depreciation, $37.3 million for amortization of intangibles, $30.9 million for amortization of deferred stock compensation, a $19.9 million restructure reserve charge, a $189.0 million charge for impairment of intangible assets and a $14.2 million provision for inventory.

We also used cash through changes in our operating assets and liabilities. We spent $9.3 million on inventory, and decreased accounts payable and accrued liabilities by $31.3 million, deferred income by $20.2 million and income taxes payable by $42.4 million. We partially offset this cash usage by decreasing our accounts receivables by $68.3 million. We used cash to purchase quantities of newer products and to provide a refund for inventory returned by our distributors. Our deferred revenue and accounts receivable decreased as a result of lower sales in the first half of 2001. Our accounts payable decreased primarily as a result of lower purchases of inventory.

Our year to date investing activities include the maturity of and reinvestment in short-term investments. We also made investments in other companies of $4.3 million, purchased $23.3 million of property and equipment, and increased wafer fabrication deposits by a net of $3.3 million.

Our year to date financing activities provided $17.4 million. We received $18.1 million of proceeds from issuing common stock upon exercise of stock options and used $0.7 million for debt and lease repayments.

Our principal source of liquidity at July 1, 2001 was our cash and cash equivalents of $344.4 million. We also have a line of credit with a bank that allows us to borrow up to $25 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent.

We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital, venture investing, capital expenditure and wafer deposit requirements through the end of 2001. We expect to spend approximately $12.0 million on new capital additions and to make additional venture investments during the remainder of 2001.

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

Our revenues have declined due to reduced demand in the markets we serve, and we expect that our revenues will further decline significantly in the third quarter of 2001.

Many of our customers are facing declining demand for their products and have accumulated large inventories of communications components - including those components supplied by PMC in previous quarters. Consequently, during the second quarter of 2001, our product revenue declined to $94.1 million from $119.9 million in the first quarter of 2001. As of July 19, 2001, our backlog of products scheduled for shipment within the third quarter equaled approximately two-thirds of our second quarter 2001 revenue.

We believe that our customers' inventories of our products, as well as inventories in the supply chain, are still significant. This, combined with the soft demand that our customers are experiencing for their products, indicates that we may not receive further incremental orders for delivery in the third quarter of 2001. Thus, we expect a significant decline in revenue in the third quarter of 2001. We expect that customer inventories will continue to have a negative impact on our revenues through the fourth quarter of 2001. Our revenues could continue to be adversely impacted beyond the fourth quarter, because we cannot accurately predict when demand will strengthen or how quickly our customers will consume their inventories of our products.

The decline in our revenues and production volumes has adversely affected our gross margins and profitability, and we expect that this trend will continue into at least the third quarter of 2001.

A portion of our expenses is fixed in the short term. Accordingly, reduced demand for our products causes our fixed production costs to be allocated across reduced production volumes, which adversely affects our gross margin and profitability. Reduced production volumes contributed to the significant decline in our gross margin in the second quarter of 2001, and we expect that our gross margins will continue to be adversely affected by reduced production volumes into at least the third quarter of 2001. We cannot accurately predict if or when production volumes will increase.

We are subject to rapid changes in demand for our products due to customer inventory levels, production schedules, fluctuations in demand for networking equipment and our customer concentration.


As a result of these factors, we have very limited revenue visibility and no reliable inventory turns business, and our net bookings can vary sharply up and down within a quarter.

     Our customers may cancel or delay the purchase of our products to manage their inventory or for various other reasons.

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

Many of our customers have accumulated significant inventories of our chips when compared to their own recently reduced shipment forecasts and have consequently reduced or delayed the desired shipment date of their orders. This has materially impacted our revenues, reduced our visibility of future revenue streams, caused an increase in our inventory levels, and made a portion of our inventory obsolete. We expect our customers' excess inventory of our products will continue to adversely impact our operating results in the future. See "Business Outlook" above.

          Our expectations about the size and consumption of our customers' inventories of our products are based on our limited survey of selected contract manufacturers and our largest OEM customers. This analysis was intended only to provide us with some information about our market to assist in our forecasts, which are limited by the precision of the data we obtained.

 .    The survey was not comprehensive. For instance, we did not include all contract manufacturers or most of our other customers, so our overall estimates may be understated and we cannot forecast inventory consumption by these customers.

 .    We could not obtain accurate data from survey respondents on the degree to which our products are included in their work in progress and finished goods inventories, so our estimates of their inventories of our products may be understated.

 .    We did not verify or cross-check the information we received from the companies we surveyed.

 .    We obtained this information over a several week period and have not adjusted the information for the time at which a response was received.

While we intend to monitor contract manufacturer and large OEM customer inventories of our products, we may not do this consistently and we may not provide updates of our expectations resulting from new data we obtain.

Even if our survey proves accurate, our estimate of when these contract manufacturers and large OEM customers will consume their inventory and return to purchasing products from us may not be accurate for the following reasons.

 .    Contract manufacturers and OEMs who consume their inventories of our products may buy units from our distributors' existing inventories before they start buying additional units from us. While sales by our major distributor will be recognized by us as revenue, those sales will not result in additional cash flow.

 .    Customer inventory consumption may not correlate with purchases of product from our inventories or the inventories of our distributors. The PMC products that our customers require may shift as the technologies underlying their new products evolve.


          Our operating results have been adversely affected by our customers' clients reducing and altering their demand for networking equipment in response to rising debt levels and a networking industry recession. This may continue in the future.

Several of our customers' clients, particularly Competitive Local Exchange Carriers and Internet Service Providers, have reported lower than expected demand growth for their services or products, which has resulted in poor operating results and difficulty in accessing the capital needed to build their networks or survive to profitability. Many of these companies are facing increased competition and have either filed for bankruptcy or may become insolvent in the near future.

In response, many of our customers and their contract manufacturers have undertaken expenditure and inventory reduction initiatives, and have consequently canceled or rescheduled orders with us. In addition many of our customers have canceled or restructured product development initiatives which included our chips in their designs. Our customers may continue to implement these measures in future periods and may accelerate them if their conditions worsen. This could materially and adversely affect our future operating results.

Also, many of our customers' more established network service provider clients have accumulated significant debt loads building networks that have yet to generate significant positive cash flows. This, along with symptoms of a general economic slowdown in the United States, has adversely affected the total demand at several of our significant customers and has caused changes in anticipated capital expenditure purchase patterns toward equipment which may create nearer term financial benefit to the network service providers. Such equipment may not incorporate, or may incorporate fewer, of our products.

In addition, while all of our sales are denominated in US dollars, our customers' products are sold worldwide. Any further decline in the world networking markets could seriously depress our customers' order levels for our products. This effect could be further exacerbated if fluctuations in currency exchange rates further decrease the demand for our customers' products.

If service providers do not increase their capital expenditures, our traditional OEM customers will purchase fewer products from us and many venture capital financed companies which have designed our products into their systems may fail.

          We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern.

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and Lucent Technologies each accounted for more than 10% of our fiscal 2000 revenues. Both of these companies have recently announced order shortfalls for some of their products. We do not have long-term volume purchase commitments from any of our major customers. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities. The loss of a key customer, or a reduction in our sales to any key customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations.

          Because our operating expenses are relatively fixed in the short term, fluctuations in our revenues can cause proportionately greater fluctuations in our operating results.

Many of our research, development, marketing, general and administrative expenses are fixed from a short term perspective, while our revenues are not. Thus, if our revenues fluctuate, our profit will fluctuate at a greater percentage than our revenues.

          If the current downturn continues, we may have to add to our inventory reserve which may lead to a further decline in our operating profits.

During the second quarter of 2001, we recorded inventory provisions of $12.1 million related to excess inventory on hand. As a result of the industry-wide reduction in capital spending and resulting significant decrease in demand for our products, we determined that we had inventory levels that exceeded our anticipated demand over the next twelve months. The inventory reserve was based on our revenue expectations through the second quarter of 2002. We may add to this reserve if in a subsequent quarter our revenue expectations for the next 12 months decline.

Design wins do not translate into near-term revenues and the timing of revenues from newly designed products is often uncertain

We have announced a large number of new products and an increasing number of design wins for existing and new products. Design wins do not translate into near-term revenues. Our revenue expectations may include growing sales of newer semiconductors based on early adoption of those products by customers. These expectations would not be achieved if early sales of new system level products by our customers do not increase over time. We may experience this more with design wins from early stage companies, who tend to focus on leading-edge technologies which may be adopted less rapidly in the current environment by telecommunication service providers.

Our restructuring has curtailed our resources and may have insufficiently addressed market conditions.

On March 26, 2001, we announced our plan to restructure our operations in response to the decline in demand for our networking products. The restructuring plan included a workforce reduction of approximately 230 employees, consolidation of excess facilities and contract settlement activities. As a result of the restructuring plan, we recorded a charge of $19.9 million in the first quarter of 2001. We may have incorrectly anticipated the long term market decline for our products and we may be forced to restructure further or may incur further operating charges due to poor business conditions.

We are exposed to the credit risk of some of our customers and we may have difficulty collecting receivables from customers based in foreign countries.

Many of our customers employ contract manufacturers to produce their products and, along with our major distributor, manage their inventories. Many of these entities have built large inventories of our products and generally represent greater credit risk than our networking equipment customers, who generally do not guarantee our credit receivables related to their contract manufacturers.

In addition, international debt rating agencies have significantly downgraded the bond ratings on a number of our largest customers, which had traditionally been considered financially stable. Should these companies enter into receivership or breach debt covenants, our significant accounts receivables with these companies could be jeopardised.

We sell our products to customers around the world. Payment cycle norms in these countries may not be consistent with our standard payment terms. Thus, we may have greater difficulty collecting receivables on time from customers in these countries. In addition, we may be faced with greater difficulty in collecting outstanding balances due to the distances between our collection facilities and our customers, and we may be unable to enforce receivable collection in foreign nations due to their business legal systems.

Our revenues may decline if our customers use our competitors' products instead of ours, suffer further reductions in demand for their products or are acquired or sold.

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

All of our competitors pose the following threats to us:

          As our customers increase the frequency with which they design next generation systems and select the chips for those new systems, our competitors have an increased opportunity to convince our customers to use their products, which may cause our revenues to decline.

We typically face competition at the design stage, where customers evaluate alternative design approaches requiring integrated circuits. Our competitors may have more opportunities to supplant our products in next generation systems because of the shortening product life and design-in cycles in many of our customers' products.

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

          Increasing competition in our industry will make it more difficult to earn design wins in our customers' equipment.

Major domestic and international semiconductor companies, such as Intel, IBM, Agere Systems, Infineon and Motorola, are concentrating an increasing amount of their substantially greater financial and other resources on the markets in which we participate. This represents a serious competitive threat to us. Emerging companies also provide significant competition in our segment of the semiconductor market, while our peers are becoming mature, successful and sophisticated.

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

Competition is particularly strong in the market for optical networking and optical telecommunication chips. Optical component competitors, individually or collectively, represent strong competition for many design wins, and subsequent product sales. Larger competitors in our market have recently acquired or announced plans to acquire both publicly traded and privately held companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that we might have otherwise won.

          We must often redesign our products to meet rapidly evolving industry standards and customer specifications, which may prevent or delay future revenue growth.

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

          Since we develop products many years before they reach full production sales volumes, if we inaccurately anticipate our customers' needs, our revenues may not increase.

Our products generally take between 18 and 24 months from initial conceptualization to development of a viable prototype, and another 6 to 18 months to be designed into our customers' equipment and into production. They often must be redesigned because manufacturing yields on prototypes are unacceptable or customers redefine their products to meet changing industry standards or customer specifications. As a result, we develop products many years before volume production and may inaccurately anticipate our customers' needs.

There have been times when we either designed products that had more features than were demanded when they were introduced to the market or conceptualized products that were not sufficiently feature-rich to meet the needs of our customers or compete effectively against our competitors. This may happen again.

          If the recent trend of consolidation in the networking industry continues, our customers may be acquired, sold or may choose to restructure their operations, which could cause those customers to cancel product lines or development projects and our revenues could decline.

The networking equipment industry has experienced significant merger activity and partnership programs. Through mergers or partnerships, our customers could seek to remove redundancies in their product lines or development initiatives. This could lead to the cancellation of a product line into which our products are designed or a development project in which we are participating. In the cases of a product line cancellation, our revenues could be materially impacted. In the case of a development project cancellation, we may be forced to cancel development of one or more products, which could mean opportunities for future revenues from this development initiative could be lost.

In addition, the recent downturn in the networking industry has forced many of our customers to enact major restructuring programs. These programs typically include the cancellation or realignment of products or product development projects into which our products are included. This could materially and adversely impact our operating results.

Our business strategy contemplates acquisition of other companies or technologies, which could adversely affect our operating performance.

Acquiring products, technologies or businesses from third parties is part of our business strategy. Management may be diverted from our operations while they identify and negotiate these acquisitions and integrate an acquired entity into our operations. Also, we may be forced to develop expertise outside our existing businesses, and replace key personnel who leave due to an acquisition.

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

          We have not yet achieved significant revenues from some of our recent acquisitions

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

Because we are subject to order and shipment uncertainties, any significant cancellations or deferrals could adversely affect our operating results.

We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant cancellations or deferrals could materially and adversely affect our business, financial condition and results of operations. In addition, cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins and restrict our ability to fund our operations. We recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income, which could materially and adversely affect our operating results.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could adversely affect the market acceptance of new products and damage our reputation with current or prospective customers.

Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers. In order to alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

The loss of personnel could preclude us from designing new products.

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

If the market does not accept the specifications and protocols on which our new products are based, we may not be able to sustain or increase our revenues.

Some of our products adhere to specifications developed by industry groups for transmissions of data signals, or packets, over high-speed fiber optics transmission standards. These transmission standards are called synchronous optical network, or SONET, in North America, and synchronous data hierarchy, or SDH, in Europe. The specifications, commonly called packet-over-SONET/SDH, may be rejected for other technologies, such as mapping IP directly onto fiber. In addition, we cannot be sure whether our products will compete effectively with packet-over-SONET/SDH offerings of other companies.

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

A significant portion of our revenues relate to sales of our MIPS-based processors. If MIPS Technologies develops future generations of its technology, we may not be able to obtain a license on reasonable terms.

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

We anticipate lower margins on mature and high volume products, which could adversely affect our profitability.

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

In addition, our networking products range widely in terms of the margins they generate. A change in product sales mix could impact our operating results materially. In the second quarter of 2001, our lower margin products comprised a greater proportion of our revenues, causing a decline in total gross margin.

We may not be able to meet customer demand for our products if we do not accurately predict demand or if we fail to secure adequate wafer fabrication or assembly capacity.

We currently do not have the ability to accurately predict what products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and demand for their end-user networking equipment and because we supply a large number of products to a variety of customers and contract manufacturers who have many equipment programs for which they purchase our products. If we do not accurately predict what mix of products our customers may order, we may not be able to meet our customers' demand in a timely manner and may be left with unwanted inventory.

In addition, if our suppliers are unable or unwilling to increase productive capacity in line with demand, we may suffer supply shortages or not be allocated supply. Also, since our products use a wide range of process technologies, we may not be able to secure the specific wafer capacity for the specific mix of products we demand. A shortage in supply could adversely impact our ability to satisfy customer demand, which could adversely affect our customer relationships along with our current and future operating results.

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

          We rely on limited sources of wafer fabrication, the loss of which could delay and limit our product shipments.

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

          If our limited sources of wafer fabrication cannot or choose not to meet our need for advanced semiconductor technology, we may not be able to compete effectively.

Many of our next generation product offerings depend on next generation semiconductor manufacturing techniques that are highly complex and expensive to develop. Our foundry suppliers may fail to, or choose not to, develop semiconductor production technologies to allow us to bring our next generation products to market in a timely manner. In contrast to some of our competitors, which own and develop their own wafer fabrication facilities, we have no control over whether our foundry suppliers will choose to develop next generation technologies and bring those technologies to market successfully.

          We depend on third parties in Asia for assembly of our semiconductor products that could delay and limit our product shipments.

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

We depend on a limited number of design software suppliers, the loss of which could impede our product development.

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

We are subject to the risks of conducting business outside the United States to a greater extent than companies that operate their businesses mostly in the United States, which may impair our sales, development or manufacturing of our products.

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

          We may lose our ability to design or produce products, could face additional unforeseen costs or could lose access to key customers if any of the nations in which we conduct business impose trade barriers or new communications standards.

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

          If foreign exchange rates fluctuate significantly, our profitability may decline.

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

If we cannot protect our proprietary technology, we may not be able to prevent competitors from copying our technology and selling similar products, which would harm our revenues.

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

Our products employ technology that may infringe on the proprietary rights of third parties, which may expose us to litigation and prevent us from selling our products.

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

Securities we issue to fund our operations could dilute your ownership.

We may decide to raise additional funds through public or private debt or equity financing to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current stockholders will be reduced and the new equity securities may have priority rights to your investment. We may not obtain sufficient financing on terms that are favorable to you or us. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

Our stock price has been and may continue to be volatile.

In the past, our common stock price has fluctuated significantly. This could continue as we and our competitors announce new products, our customers' operating results fluctuate, conditions in the networking or semiconductor industry change or investors change their sentiment toward technology stocks.

In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.


Provisions in our charter documents and Delaware law and our adoption of a stockholder rights plan may delay or prevent acquisition of us, which could decrease the value of our common stock.

     Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions of our certificate of incorporation and bylaws and Delaware law and our stockholder rights plan will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

     Our board of directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of May 25, 2001. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise thereof shares of our preferred stock, or shares of an acquiring entity, having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change in control of us.

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


         Short-term Investments:

At certain times during the year, we maintain a short-term investment portfolio of various holdings, types and maturities of less than one year. To minimize credit risk the short term investments are diversified and generally consist of either Commercial Paper, rated P-1 by Moody's and A-1 or higher by Standard and Poor's, bonds rated AA or better, or Auction Rate Preferred's with a rating of Aaa/AAA. These securities are generally classified as held to maturity and accordingly are recorded on the balance sheet at cost.

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

Our investments are made in accordance with an investment policy approved by our Board of Directors. Under this policy, our short term investments must be made in investment grade securities with no less than 75% having maturities of less than one year, and no more than 25% having maturities between one and two years, at the time of acquisition.

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments.

Based on a sensitivity analysis performed on the financial instruments held at July 1, 2001 that are sensitive to changes in interest rates, the fair value of our short-term investment portfolio would not be significantly impacted by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points.


         Other Investments:

Other investments at July 1, 2001 include a minority investment in Sierra Wireless Inc., a publicly traded company. This investment is subject to certain resale restrictions. One half of the investment will be released from these restrictions in May 2002 and the remaining shares are currently available for sale. Consequently, the securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of income taxes.

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

Our other investments also include numerous strategic investments in privately held companies or venture limited liability partnerships which are carried on our balance sheet at cost. These investments are inherently risky as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages. The market for the technologies or products that they have under development is typically in the early stages, and may never materialize. Accordingly, we could lose our entire investment in these companies and partnerships.

         Foreign Currency

We generate a significant portion of our revenues from sales to customers located outside of the United States including Canada, Europe, the Middle East and Asia. We are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

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

During the second quarter of 2001, we significantly reduced our Canadian dollar denominated capital, tax and operating cash outflows. This resulted in an unanticipated Canadian foreign currency denominated net asset position and an immaterial unrealized foreign exchange gain at the end of the second quarter of 2001. We expect to utilize this surplus Canadian currency for operations in the third quarter of 2001 and will otherwise follow our foreign exchange management policy.

In the future, we may not be able to correctly forecast our operational needs. If our forecasts are overstated or understated during periods of currency volatility, we could again experience unanticipated currency gains or losses.

Part II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE BY STOCKHOLDERS

We held our Annual Meeting of Stockholders on May 31, 2001 for the purposes of electing our directors and to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2001 fiscal year.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee                        For                  Withheld
-------                        ---                  --------

Robert L. Bailey           136,767,761               919,908
Alexandre Balkanski        136,774,626               913,043
Colin Beaumont             136,426,046             1,261,623
James V. Diller            125,522,811            12,164,858
Frank L. Marshall          136,774,621               913,048


Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2001 fiscal year.

         For                 Against                 Abstain
         ---                 -------                 -------

         126,848,633        10,796,645                42,392

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits -

                    .     4.6     Preferred Stock Rights Agreement,  dated as of
                                  April 26, 2001, between  PMC-Sierra, Inc. and
                                  American Stock Transfer and Trust Company.1

                    .    11.1     Calculation of income (loss) per share 2



              (b)  Reports on Form 8-K -

                    . A Current Report on Form 8-K was filed on April 30, 2001 to disclose that the Board of Directors of the Registrant approved the adoption of a Preferred Stock Rights Agreement.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PMC-SIERRA, INC.
                               (Registrant)


Date:    July 31, 2001         /S/  John W. Sullivan
         -------------         --------------------------------------------
                               John W. Sullivan
                               Vice President, Finance (duly authorized officer)
                               Principal Accounting Officer


--------
1 Incorporated  by reference from Exhibit 4.6 filed with the  Registrant's  Form
  8-A on May 14, 2001.

2 Refer to Note 6 of the financial statements included in Item I of Part I of this Quarterly Report.