Form 10-Q
period 2001-09-30
PMC SIERRA INC
filed 2001-11-14
CIK 767920

----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                for the quarterly period ended September 30, 2001

             [ ] Transition report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.

                     For the Transition Period From__ to___

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

                             Yes ___X____ No _______


           Common shares outstanding at October 24, 2001 - 165,079,502
                ------------------------------------------------



                                     INDEX


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                             Page

           -      Condensed consolidated statements of operations             3

           -      Condensed consolidated balance sheets                       4

           -      Condensed consolidated statements of cash flows             5

           -      Notes to the condensed consolidated financial statements    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                       31


PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                         33

Item 6.    Exhibits and Reports on Form 8 - K                                33




                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)

                                                                     Three Months Ended             Nine Months Ended
                                                                ------------------------------ -----------------------------
                                                                   Sep 30,        Sep 24,         Sep 30,       Sep 24,
                                                                     2001           2000            2001          2000
Net revenues
 Networking                                                      $     55,268    $   189,259     $   257,805   $   442,147
 Non-networking                                                         6,288          8,893          17,776        20,885
                                                                --------------  -------------   ------------- -------------
 Total                                                                 61,556        198,152         275,581       463,032

Cost of revenues                                                       24,359         46,582         111,120       108,443
                                                                --------------  -------------   ------------- -------------
 Gross profit                                                          37,197        151,570         164,461       354,589

Other costs and expenses:
 Research and development                                              48,705         49,682         159,942       120,797
 Marketing, general and administrative                                 22,697         28,703          71,857        70,504
 Amortization of deferred stock compensation:
  Research and development                                              1,386         15,201          31,376        22,176
  Marketing, general and administrative                                   254          1,605           1,198         2,587
 Amortization of goodwill                                               5,996         17,770          41,618        18,717
 Costs of merger                                                            -         23,180               -        36,858
 Acquisition of in process research and development                         -         38,200               -        38,200
 Restructuring costs                                                        -              -          19,900             -
 Impairment of intangible assets                                            -              -         189,042             -
                                                                --------------  -------------   ------------- -------------
Income (loss) from operations                                         (41,841)       (22,771)       (350,472)       44,750

Other income, net                                                       2,653          4,846          12,204        12,928
Gain on sale of investments                                                 -         14,173             401        41,283
                                                                --------------  -------------   ------------- -------------
Income (loss) before provision for income taxes                       (39,188)        (3,752)       (337,867)       98,961

Provision for (recovery of) income taxes                               (4,733)        30,893          (6,841)       67,517
                                                                --------------  -------------   ------------- -------------
Net income (loss)                                                $    (34,455)   $   (34,645)    $  (331,026)  $    31,444
                                                                ==============  =============   ============= =============

Net income (loss) per common share - basic                       $      (0.20)   $     (0.21)    $     (1.97)  $      0.19

Net income (loss) per common share - diluted                     $      (0.20)   $     (0.21)    $     (1.97)  $      0.17

Shares used in per share calculation - basic                          168,389        164,488         167,664       161,299
Shares used in per share calculation - diluted                        168,389        164,488         167,664       181,106

See notes to the condensed consolidated financial statements.


                               PMC-Sierra, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     Sep 30,           Dec 31,
                                                                                       2001              2000
                                                                                   (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                                                            $ 397,635       $   256,198
 Short-term investments                                                                 122,228           118,918
 Accounts receivable, net                                                                21,881            93,852
 Inventories, net                                                                        45,550            54,913
 Deferred income taxes                                                                   13,932            13,947
 Prepaid expenses and other current assets                                               20,656            26,910
 Short-term deposits for wafer fabrication capacity                                       4,266             6,265
                                                                                ----------------  ----------------
  Total current assets                                                                  626,148           571,003

Property and equipment, net                                                             110,061           127,534
Goodwill and other intangible assets,  net                                               93,404           326,150
Investment in bonds and notes                                                            75,909                 -
Other investments and assets                                                             65,684            84,667
Deposits for wafer fabrication capacity                                                  17,726            16,736
                                                                                ----------------  ----------------
                                                                                      $ 988,932       $ 1,126,090
                                                                                ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
  Accounts payable                                                                    $  21,964       $    60,978
  Accrued liabilities                                                                    42,339            39,724
  Accrued restructuring costs                                                             6,109                 -
  Deferred income                                                                        37,138            64,055
  Income taxes payable                                                                   19,775            63,491
  Current portion of obligations under capital leases and long-term debt                  1,003             1,769
                                                                                ----------------  ----------------
   Total current liabilities                                                            128,328           230,017

Deferred income taxes                                                                    24,455            37,824
Non-current obligations under capital leases and long-term debt                               -               564
Convertible subordinated notes                                                          275,000                 -

PMC special shares convertible into 3,559 (2000 - 3,746)
shares of common stock                                                                    6,041             6,367

Stockholders' equity
  Capital stock and additional paid in capital,  par value $.001; 900,000 shares authorized; 165,085 shares issued and
   outstanding (2000 - 162,284)                                                         813,920           796,229
  Deferred stock compensation                                                            (6,787)          (43,128)
  Accumulated other comprehensive income                                                 13,347            32,563
  Retained earnings  (accumulated deficit)                                             (265,372)           65,654
                                                                                ----------------  ----------------
Total stockholders' equity                                                              555,108           851,318
                                                                                ----------------  ----------------
                                                                                      $ 988,932       $ 1,126,090
                                                                                ================  ================

See notes to the condensed consolidated financial statements.



                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Nine Months Ended
                                                                     --------------------------------------
                                                                          Sep 30,             Sep 24,
                                                                            2001                2000
Cash flows from operating activities:
 Net income (loss)                                                     $    (331,026)      $      31,444
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation of property and equipment                                      39,543              24,544
  Amortization of goodwill and other intangibles                              43,704              20,433
  Amortization of deferred stock compensation                                 32,574              24,763
  Amortization of debt issuance costs                                            261                   -
  Equity in income of investee                                                     -                (574)
  Gain on sale of investments                                                   (401)            (41,283)
  Loss on disposal of property and equipment                                     366                   -
  Acquisition of in process research and development                               -              38,200
  Noncash restructuring costs                                                  3,988                   -
  Impairment of intangible assets                                            189,042                   -
  Provision for excess inventory                                              14,151                   -
  Changes in operating assets and liabilities
   Accounts receivable                                                        71,971             (55,870)
   Inventories                                                                (4,788)            (18,257)
   Prepaid expenses and other current assets                                   6,254             (14,375)
   Accounts payable and accrued liabilities                                  (36,399)             56,533
   Accrued restructuring costs                                                 6,109                   -
   Deferred income                                                           (26,917)             25,214
    Income taxes payable                                                     (43,716)             15,334
                                                                     ------------------  ------------------
     Net cash provided by (used in) operating activities                     (35,284)            106,106
                                                                     ------------------  ------------------

Cash flows from investing activities:
 Purchases of short-term investments                                        (145,645)           (195,644)
 Proceeds from sales and maturities of short-term investments                142,371             227,586
 Purchases of property and equipment                                         (26,541)            (66,326)
 Purchases of long-term bonds and notes                                      (75,909)                  -
 Purchases of other  investments                                              (5,664)            (13,330)
 Proceeds from sale of other investments                                           -              42,249
 Investment in wafer fabrication deposits                                     (5,188)             (8,584)
 Proceeds from refund of wafer fabrication deposits                            6,197               4,703
 Acquisition of businesses, net of cash acquired                                   -             (14,053)
                                                                     ------------------  ------------------
     Net cash used in investing activities                                  (110,379)            (23,399)
                                                                     ------------------  ------------------

Cash flows from financing activities:
 Proceeds from notes payable and long-term debt                                    -               2,066
 Repayment of notes payable and long-term debt                                  (309)             (4,953)
 Principal payments under capital lease obligations                             (904)             (2,298)
 Proceeds from issuance of convertible subordinated notes                    275,000                   -
 Payment of debt issuance costs                                               (7,819)                  -
 Proceeds from issuance of common stock                                       21,132              73,879
                                                                     ------------------  ------------------
     Net cash provided by financing activities                               287,100              68,694
                                                                     ------------------  ------------------
Net increase in cash and cash equivalents                                    141,437             151,401
Cash and cash equivalents, beginning of the period                           256,198             101,514
                                                                     ------------------  ------------------
Cash and cash equivalents, end of the period                           $     397,635       $     252,915
                                                                     ==================  ==================


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

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). The components of inventories are as follows:


                                       Sep 30,         Dec 31,
(in thousands)                          2001            2000
                                     (unaudited)

Work-in-progress                      $    14,641     $    31,035
Finished goods                             30,909          23,878
                                    --------------  --------------

                                      $    45,550     $    54,913
                                    ==============  ==============


Recently issued accounting standards. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. SFAS No. 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS No. 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The impairment test is a two-step process. First, the fair value of a reporting unit is compared to its carrying value to identify possible impairment and then, if necessary, the impairment is measured through a deemed purchase price allocation. Under this standard, the Company will also be required to review the useful lives of acquired goodwill and intangible assets at least annually.

The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's financial position, results of operations and cash flows in 2002 and subsequent years.

In 2002, the Company will no longer amortize goodwill pursuant to SFAS No. 142, thereby eliminating annual goodwill amortization of approximately $24.0 million. Goodwill amortization for the nine months ended September 30, 2001 was $41.6 million. Unamortized goodwill as of September 30, 2001 was $90.2 million. The Company will complete an initial goodwill impairment assessment in 2002 to determine if a transition impairment charge should be recognized under SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a business segment. SFAS No. 144 establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. The Statement also broadens the presentation of discontinued operations to include disposals of a component of an entity and provides additional implementation guidance with respect to the classification of assets as held-for-sale and the calculation of an impairment loss. The Company is required to adopt SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

NOTE 2.   Restructuring and Other Costs

In the first quarter of 2001, PMC implemented a restructuring plan in response to the decline in demand for its networking products and consequently recorded a restructuring charge of $19.9 million. Prior to the end of the first quarter, management approved the restructuring plan committing the Company to the involuntary termination of 223 employees, the consolidation of a number of facilities and the curtailment of certain projects acquired via pooling acquisitions and certain internally developed projects. Employees terminated under this plan were advised prior to the end of the quarter the termination benefits to which they were entitled.

The elements of the accrued restructuring costs are as follows:


                            Restructuring
                                Charge       Noncash      Cash      Balance at
(in thousands)               Mar 26, 2001    Charges    Payments    Sep 30,2001
                            -------------- ----------- ----------- -------------


Workforce reduction            $  9,367     $      -    $ (6,815)    $  2,552

Excess facility costs             4,719            -      (2,755)    $  1,964

Write-down of property and
 equipment, net                   3,988       (3,988)          -     $      -

Contract settlement costs         1,826            -        (233)    $  1,593
                            -------------- ----------- ----------- -------------

Total                          $ 19,900     $ (3,988)   $ (9,803)    $  6,109
                            ============== =========== =========== =============


Workforce reduction charges include the cost of severance and related benefits of 223 employees affected by the restructuring activities. These terminations were spread across all business functions, with approximately 70% occurring in Research and Development and the remainder occurring in Sales, Marketing and Administrative and Production departments. Excess facility costs represent lease termination payments and other costs related to the closure of certain corporate facilities, sales offices and research and development centers for activities that have been exited or restructured. Certain leasehold improvements located at the closed facilities and computer equipment and software licenses were determined to be impaired as a result of the restructuring activities and were written down to estimated fair market value, net of disposal costs. Contract settlement costs include penalties incurred due to the Company's withdrawal from certain purchase contracts.

PMC expects to substantially complete the restructuring activities contemplated in the plan by the end of March 2002.

Impairment of Goodwill and Intangible Assets

During the second quarter of 2001, PMC made a decision to discontinue further development of technology acquired in the purchase of Malleable Technologies, Inc. in 2000. As a result, the goodwill and intangible assets recognized in that purchase transaction were determined to be impaired in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company does not expect to have any future cash flows related to these assets and has no alternative use for the technology. Accordingly, the Company has recorded an impairment charge of $189.0 million, equal to the remaining net book value of goodwill and intangible assets related to Malleable.

Provision for Inventory

During the second quarter of 2001, PMC recorded additional inventory provisions of $12.1 million related to excess inventory on hand. The continued industry-wide reduction in capital spending and resulting decrease in demand for our products has prompted the Company to assess its current inventory levels versus sales forecasts over the next twelve months. This additional excess inventory charge, which was included in cost of revenues, was calculated in accordance with the Company's policy, which is based on inventory levels in excess of estimated 12-month demand.

In the first quarter of 2001, PMC recorded a provision for inventory write-downs of $2.1 million due to cancellation of certain of its customers' programs. This charge was also included in cost of revenues.

Subsequent Events

On October 18, 2001, PMC announced that it will be restructuring its overhead to reduce its cost structure going forward. As a result of this restructuring, PMC will reduce its workforce by an additional 350 employees across all business functions and consolidate some of the Company's offices. The Company is currently estimating the additional restructuring and other charges related to employee severances, excess facility costs, and asset impairment that it expects to record in the fourth quarter of 2001.

Due to a continued decline in current market conditions, the Company is currently assessing the future revenue potential and estimated costs associated with all acquired technologies to determine whether the goodwill and intangibles have been impaired. PMC expects to complete this assessment in the fourth quarter of 2001. If the impairment analysis indicates that the carrying amount will not be fully recovered through estimated undiscounted operating cash flows, the Company will record an impairment charge measured by the excess of carrying value over fair value of these assets.

NOTE 3.  Investment in Bonds and Notes

During the third quarter, the Company invested a portion of the proceeds from issuance of the convertible subordinated notes (see Note 4) in long-term investment-grade debt instruments. The Company intends to hold these instruments to maturity and accordingly, has classified them as held-to-maturity securities and reported them at amortized cost. As at September 30, 2001, the aggregate fair value of these securities totaled $76.6 million, the gross unrecognized holding gains totaled $0.7 million, and the net carrying amount totaled $75.9 million.

NOTE 4.   Convertible Subordinated Notes

In August 2001, the Company issued $275,000,000 of convertible subordinated notes maturing on August 15, 2006. In connection with the issuance of these convertible subordinated notes, the Company incurred approximately $7.8 million of issuance costs, which consisted primarily of investment banker fees, legal and other professional fees, which have been deferred and are being amortized over the term of the notes. The five-year term notes bear interest at a rate of 3.75% per annum and are convertible into an aggregate of approximately 6,480,650 shares of PMC's common stock at any time prior to maturity, at a conversion price of approximately $42.43 per share. The Company may redeem the notes, in whole or in part, at any time after August 19, 2004 at a redemption price ranging from 100.75% to 101.5% of the principal amount of notes outstanding depending on the redemption date. Under certain conditions prior to August 19, 2004, PMC may redeem any portion of the notes at a price of 100% of the principal amount of notes, plus accrued and unpaid interest, if any, to the redemption date. Under these certain conditions, the Company will also make an additional "make whole" payment on the redeemed notes equal to $113.4375 per $1,000 of notes, minus the cumulative amount of interest paid or owing on the redeemed notes. These notes are subject to restrictive covenants including those concerning payments on the notes and other indebtedness. In the event of a change in control of the Company, the noteholders may require the Company to repurchase their notes.

NOTE 5.   Segment Information

The Company has two operating segments: networking and non-networking products. The networking segment consists of internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment. The non-networking segment consists of custom user interface products. The Company is supporting the non-networking products for existing customers, but has decided not to develop any further products of this type.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K. The Company evaluates performance based on net revenues and gross profits from operations of the two segments.



                      Three Months Ended             Nine Months Ended
                 ----------------------------  ----------------------------
(in thousands)     Sep 30,        Sep 24,        Sep 30,        Sep 24,
                    2001           2000           2001           2000
                                (unaudited)                   (unaudited)
Net revenues

Networking        $    55,268    $   189,259    $   257,805    $   442,147
Non-networking          6,288          8,893         17,776         20,885
                 -------------  -------------  -------------  -------------
Total             $    61,556    $   198,152    $   275,581    $   463,032
                 =============  =============  =============  =============


Gross profit

Networking        $    34,709    $   147,691    $   157,105    $   345,285
Non-networking          2,488          3,879          7,356          9,304
                 -------------  -------------  -------------  -------------
Total             $    37,197    $   151,570    $   164,461    $   354,589
                 =============  =============  =============  =============



NOTE 6.   Other Comprehensive Income

The components of other comprehensive income, net of tax, are as follows:


                                           Three Months Ended          Nine Months Ended
                                       --------------------------  -------------------------
(in thousands)                          Sep 30,      Sep 24,        Sep 30,     Sep 24,
                                          2001         2000           2001        2000
                                                     (unaudited)                (unaudited)
Net income (loss)                       $  (34,455)   $ (34,645)    $ (331,026)   $ 31,444
Other comprehensive income (loss):
Change in net unrealized gains on
  investments                              (11,589)       8,976        (19,216)      8,976

                                       ------------- ------------  ------------- -----------
Total other comprehensive income (loss) $  (46,044)   $ (25,669)    $ (350,242)   $ 40,420
                                       ============= ============  ============= ===========


NOTE 7.   Stockholders' Rights Plan

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

NOTE 8.   Net Income (Loss) Per Share

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:


                                                            Three Months Ended              Nine Months Ended
                                                       ----------------------------   ----------------------------
                                                         Sep 30,       Sep 24,         Sep 30,        Sep 24,
(in thousands except per share amounts)                    2001          2000            2001           2000
                                                                       (unaudited)                    (unaudited)
Numerator:
  Net income (loss)                                     $   (34,455)    $ (34,645)     $ (331,026)    $   31,444
                                                       ==============  ============   =============  =============

Denominator:
Basic weighted average common shares outstanding (1)        168,389       164,488         167,664        161,299
  Effect of dilutive securities:
  Stock options                                                   -             -               -         19,614
  Stock warrants                                                  -             -               -            193
                                                       --------------  ------------   -------------  -------------

  Diluted weighted average common
  shares outstanding                                    $   168,389     $ 164,488      $  167,664     $  181,106
                                                       ==============  ============   =============  =============

Basic net income (loss) per share                       $     (0.20)    $   (0.21)     $    (1.97)    $     0.19
                                                       ==============  ============   =============  =============

Diluted net income (loss) per share                     $     (0.20)    $   (0.21)     $    (1.97)    $     0.17
                                                       ==============  ============   =============  =============

(1) Exchangeable shares and PMC-Sierra, Ltd. special shares are included in the calculation of basic net income (loss) per share.


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Factors That You Should Consider Before Investing In PMC-Sierra" and elsewhere in this Quarterly Report.

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

-   customer networking product inventory levels, needs and order levels;

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

Business Outlook

Our customers have continued to experience declining demand for their products. In previous quarters, our customers accumulated inventory levels of our products which exceeded their estimated requirements. Consequently, our networking product revenue declined to $55.3 million in the third quarter of 2001 from $86.4 million in the second quarter of 2001.

We believe that our customers  and their  contract  manufacturers  are currently consuming their inventories of our products. However, we believe those inventories, as well as the soft demand that our customers are experiencing for their products, will continue to depress our revenues in the fourth quarter of 2001 and beyond.

On October 18, 2001, we announced that we will be restructuring our operations to reduce our cost structure. The restructuring program includes a reduction in our workforce of approximately 350 employees, consolidation of excess facilities, and restructuring of certain business functions. As a result of this restructuring program, we will be recording a charge for restructuring costs and other special charges in the fourth quarter of 2001.

A significant component of these charges will result from our plan to terminate or sublet our lease arrangement related to a Santa Clara, CA building lease we committed to in 2000. We are currently negotiating with the landlord to reach a settlement for an amount less than the remaining anticipated expenditures for rent and other associated costs, which include utilities and property taxes, that approximate $256 million over the next 10 years. In addition, we expect costs for the termination of personnel, consolidation of excess facilities and restructuring of various business functions to range between $30 million to $45 million. We are also reviewing our $93.4 million of goodwill and other intangible assets and approximately $29.6 million in venture investments for potential impairment, and we will be analyzing the sufficiency of our reserves for excess inventory.


Results of Operations

Third Quarters of 2001 and 2000


Net Revenues ($000,000)
-----------------------
                                               Third Quarter
                                       ----------------------------
                                           2001           2000        Change

Networking products                     $    55.3     $    189.3       ( 71%)
Non-networking products                       6.3            8.9       ( 29%)
                                       ----------------------------
Total net revenues                      $    61.6     $    198.2       ( 69%)
                                       ============================


Net revenues decreased by 69% in the third quarter of 2001 compared to the same quarter in 2000.

Networking revenues declined 71% in the third quarter of 2001 compared to the third quarter of 2000 due to lower shipment volumes. Our customers are experiencing lower demand for their products and have significant excess inventories of our components, causing the drop in our sales volume.

Non-networking revenues declined 29% in the third quarter of 2001 compared to the third quarter of 2000 due to decreased purchases by our principal customer in this segment. We expect sales of our non-networking device to decline to insignificant levels by the third quarter of 2002 as the next generation product that our principal customer intends to design will no longer incorporate our non-networking device.


Gross Profit ($000,000)
-----------------------
                                               Third Quarter
                                       ----------------------------
                                           2001           2000        Change

Networking products                     $    34.7     $    147.7       ( 77%)
Non-networking products                       2.5            3.9       ( 36%)
                                       ----------------------------
Total gross profit                      $    37.2     $    151.6       ( 75%)
                                       ============================
   Percentage of net revenues                 60%            76%


Total gross profit declined 75% in the third quarter of 2001 compared to the third quarter of 2000.

Networking gross profit as a percentage of networking net revenues decreased to 63% in the third quarter of 2001 from 78% in the same quarter of 2000 primarily due to the allocation of fixed costs over reduced volumes.

Non-networking gross profit as a percentage of non-networking revenues decreased to 40% in the third quarter of 2001 from 44% in the third quarter of 2000. The allocation of fixed costs over reduced volumes accounted for approximately 75% of this decrease while the remaining 25% was due to a reduction in selling price.



Operating Expenses and Charges ($000,000)
-----------------------------------------
                                                    Third Quarter
                                              ------------------------
                                                   2001         2000    Change

Research and development                       $   48.7      $  49.7     ( 2%)
Percentage of net revenues                          79%          25%

Marketing, general and administrative          $   22.7      $  28.7    ( 21%)
Percentage of net revenues                          37%          14%

Amortization of deferred stock compensation:
 Research and development                      $    1.4      $  15.2
 Marketing, general and administrative              0.3          1.6
                                              ------------------------
Total                                          $    1.7      $  16.8
                                              ------------------------
Percentage of net revenues                           3%           8%

Amortization of goodwill                       $    6.0      $  17.8

Costs of merger                                $      -      $  23.2

Acquisition of in process research
 and development                               $      -      $  38.2



         Research and  Development  and  Marketing,  General and  Administrative
         Expenses:

Our research and development, or R&D, expenses decreased by $1.0 million in the third quarter of 2001 compared to the same quarter a year ago. Our R&D expenses decreased due to a $3.7 million reduction in materials and third party subcontract expenses which was only partially offset by increased spending on development tools, equipment, and facilities.

Our marketing, general and administrative, or MG&A, expenses decreased by $6.0 million in the third quarter of 2001 compared to the same quarter a year ago. Approximately 70% of this decrease was attributable to lower sales commissions as a result of the decline in our revenues. The remainder was primarily attributable to a $2.9 million reduction in compensation and recruitment costs, which was offset in part by higher facilities costs.


         Amortization of Deferred Stock Compensation:

We recorded a non-cash charge of $1.7 million for amortization of deferred stock compensation in the third quarter of 2001 compared to a $16.8 million charge in the third quarter of 2000. Deferred stock compensation charges decreased because in the first quarter of 2001 we accelerated the amortization of the deferred stock compensation for employees that were terminated as a result of our restructuring in that quarter. This reduced the amount of deferred stock compensation subject to amortization in the third quarter of 2001.


         Amortization of Goodwill:

Non-cash goodwill amortization charges decreased to $6.0 million in the third quarter of 2001 from $17.8 million in the third quarter of 2000 due to the impairment charge recorded in the second quarter of 2001 on the goodwill related to the purchase of Malleable Technologies, Inc. This reduced the goodwill asset subject to amortization in the third quarter of 2001.


         Merger Costs:

We did not incur merger costs in the third quarter of 2001. We incurred $23.2 million in merger costs as a result of the acquisition of Quantum Effect Devices, Inc. in the third quarter of 2000. These charges consisted primarily of investment banking and other professional fees.

         Acquisition of In Process Research and Development:

We did not incur any in process research and development expenses in the third quarter of 2001. The amounts expensed to in process research and development in the third quarter of 2000 arose from the acquisitions of Malleable Technologies, Inc. and Datum Telegraphic Inc.

Development of the Malleable technology was discontinued in the second quarter of 2001. See "Impairment of intangible assets", below.

The chip incorporating the in process technology that we acquired from Datum was completed in the fourth quarter of 2000 and the costs incurred to that date were in line with our initial expectations. We are currently reviewing our revenue estimates--see "Impairment of Intangible Assets", below.


Other income, net

Net interest and other income decreased to $2.7 million in the third quarter of 2001 from $4.8 million in the third quarter of 2000 due to lower investment yields and to the $1.6 million of interest expense and $0.3 million of amortization of issuance costs related to the convertible subordinated notes issued in the quarter.


Gain on sale of investments

We did not dispose of any long-term investments in the third quarter of 2001. During the third quarter of 2000, we realized a pre-tax gain of approximately $14.2 million as a result of our disposition of a portion of our investment in Sierra Wireless, Inc., a publicly held company. We continue to maintain a minority investment in Sierra Wireless, one half of which is currently restricted from sale until May 2002.


Provision for income taxes

We recorded a tax recovery in the third quarter of 2001 relating to losses and tax credits generated in Canada. The tax benefit of losses incurred in the United States is not recognized, as we are uncertain of realizing the benefit in the future.


First Nine Months of 2001 and 2000



Net Revenues ($000,000)
                                            First Nine Months
                                       ---------------------------
                                           2001          2000        Change

 Networking products                     $   257.8     $   442.1     ( 42%)
 Non-networking products                      17.8          20.9     ( 15%)
                                       ---------------------------
Total net revenues                       $   275.6     $   463.0     ( 40%)
                                       ===========================

In the first nine months of 2001, revenues from networking products decreased 42% to $257.8 million from $442.1 million in the same period last year. Much of this decrease in our networking revenues resulted from reduced purchases by our customers in response to their high inventory levels of our products and declining demand for our customers' equipment.

Our non-networking revenue decreased 15% in the first nine months of 2001 compared to the same period in 2000. This decrease in non-networking revenue is due primarily to decreased purchases by our principal customer in this segment.


Gross Profit ($000,000)
                                            First Nine Months
                                       ---------------------------
                                           2001           2000       Change

 Networking products                     $   157.1     $   345.3     ( 55%)
 Non-networking products                       7.4           9.3     ( 20%)
                                       ---------------------------
Total gross profit                       $   164.5     $   354.6     ( 54%)
                                       ===========================
   Percentage of net revenues                  60%           77%


Total gross profit declined by 54% in the first nine months of 2001 compared to the first nine months of 2000.

Networking product gross profit decreased $188.2 million in the first nine months of 2001 compared to the first nine months of 2000. The allocation of fixed production costs over reduced production volumes accounted for approximately 85% of this decrease, while the shift in our sales mix to lower margin products within our networking portfolio accounted for approximately another 8%. The remaining decrease in our networking product gross profit resulted from a total provision of $14.2 million that we recorded in the first half of 2001 for inventory in excess of our estimated 12 month demand.


Operating Expenses and Charges ($000,000)
                                                First Nine Months
                                            -------------------------
                                                 2001         2000       Change

Research and development                      $   159.9   $   120.8       32%
Percentage of net revenues                          58%         26%

Marketing, general and administrative         $    71.9   $    70.5        2%
Percentage of net revenues                          26%         15%

Amortization of deferred stock compensation:
 Research and development                     $    31.4   $    22.2
 Marketing, general and administrative              1.2         2.6
                                            -----------------------
 Total                                        $    32.6   $    24.8
                                            -----------------------
 Percentage of net revenues                         12%          5%

Amortization of goodwill                      $    41.6   $    18.7

Costs of merger                               $       -   $    36.9

Acquisition of in process research and
 development                                  $       -   $    38.2

Restructuring costs                           $    19.9   $       -

Impairment of intangible assets               $   189.0   $       -



         Research and Development and Marketing, General and Administrative

R&D expenses for the first nine months of fiscal 2001 were $39.1 million higher than the first nine months of 2000. Approximately 80% of this increase was attributable, in roughly equal proportions, to the addition of new personnel in the second half of 2000 and to the increased cost of our research and development tools, equipment, and facilities. The remainder was largely attributable to businesses that were acquired in the third quarter of 2000 and accounted for as purchases.

MG&A expenses increased 2% in the first nine months of 2001 compared to the same period in 2000. Our MG&A expenses increased compared to the prior year because the $6.7 million increase in the cost of our MG&A facilities and equipment was not fully offset by the decrease in our sales commissions, which have dropped due to the decline in our revenues.


         Amortization of Deferred Stock Compensation

Deferred stock compensation charges incurred in the first nine months of 2001 increased over the same period in 2000 because in 2001 we accelerated the amortization of the deferred stock compensation for employees terminated as a result of our restructuring in the first quarter of 2001.

         Amortization of Goodwill

Non-cash goodwill amortization charges increased to $41.6 million in the first nine months of 2001 from $18.7 million for the same period in 2000. The increase is due to the goodwill acquired in connection with the acquisitions of Malleable Technologies, Inc. and Datum Telegraphic Inc. in the third quarter of 2000.

         Costs of Merger

We did not incur merger costs in the first nine months of 2001. In the first nine months of 2000, we incurred merger costs of $36.9 million in connection with the acquisitions of Toucan Technologies Limited, AANetcom, Inc., Extreme
Packet Devices, Inc., and Quantum Effect Devices, Inc. These costs related primarily to investment banking and other professional fees.

         Acquisition of In Process Research and Development

We did not incur any in process research and development expenses in the first nine months of 2001. The amounts expensed to in process research and development in the first nine months of the prior year arose from the acquisitions of Malleable Technologies, Inc. and Datum Telegraphic Inc. in the third quarter of 2000.

         Restructuring Costs

On March 26, 2001, we announced our plan to restructure our operations in response to the decline in demand for our networking products. Prior to this date, management approved the restructuring plan that included a workforce reduction of 223 employees, consolidation of excess facilities and contract settlement activities associated with the curtailment of certain research and development projects. Projects curtailed in this restructuring were from our pooling acquisitions as well as certain internally developed projects. As a result of the restructuring plan, we recorded a charge of $19.9 million in the first quarter of 2001.

Workforce reduction charges of $9.4 million included the cost of severance and related benefits of 223 employees affected by the restructuring activities. Affected employees were advised of their benefit entitlements prior to the end of the fiscal quarter. Estimated excess facility and contract settlement costs were $6.5 million and represented lease termination payments and related costs and penalties incurred due to our withdrawal from certain purchase contracts. We wrote off $4.0 million of leasehold improvements and equipment, which we determined to be impaired as a result of the restructuring activities.

Upon conclusion of our March restructuring initiatives, we expect to achieve annualized savings of approximately $34.1 million in cost of sales and operating expenses. However, these savings may not be achieved or sustained and they may need to be reevaluated in the future.

To date, we have paid out $6.8 million in salary continuance benefits to terminated employees and $3.0 million for facilities consolidation and contract settlements. We are funding restructuring expenditures from our cash and cash equivalent balances and began to benefit from the cash savings of the restructuring during the third quarter of 2001. Such savings were related to payroll and benefits costs. We expect to substantially complete the restructuring activities contemplated in the March 26, 2001 plan by the end of March 2002.


         Impairment of intangible assets

We recorded a charge of $189.0 million in the second quarter of 2001 to recognize an impairment of goodwill and other intangible assets recorded in connection with the June 2000 purchase of Malleable Technologies, Inc. In June 2001, management decided to discontinue further development of the technology acquired from Malleable. The related goodwill was determined to be impaired as we do not expect to receive any future cash flows related to this asset and we have no alternative use for this technology.

Due to a continued decline in market conditions, we are currently assessing the future revenue potential and estimated costs associated with all acquired technologies to determine whether our goodwill and intangibles have been impaired. We expect to complete this assessment in the fourth quarter of 2001. If we find that the carrying value of goodwill and intangibles is greater than the estimated undiscounted cash flows related to an acquired technology, we will have to record another impairment charge to reflect the fair value of these assets. If material, recording such a charge will adversely affect our fourth quarter 2001 results of operations.


Recently issued accounting standards.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. SFAS No. 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS No. 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The impairment test is a two-step process. First the fair value of a reporting unit is compared to its carrying value to identify possible impairment and then, if necessary, the impairment is measured through a deemed purchase price allocation. Under this standard, the Company will also be required to review the useful lives of acquired goodwill and intangible assets at least annually.

We are required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on our financial position, results of operations and cash flows in 2002 and subsequent years.

In 2002, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $24.0 million. Goodwill amortization for the nine months ended September 30, 2001 was $41.6 million. Unamortized goodwill as of September 30, 2001 was $90.2 million. We will complete an initial goodwill impairment assessment in 2002 to determine if a transition impairment charge should be recognized under SFAS No.142.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a business segment. SFAS No. 144 establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. The Statement also broadens the presentation of discontinued operations to include disposals of a component of an entity and provides additional implementation guidance with respect to the classification of assets as held-for-sale and the calculation of an impairment loss. We are required to adopt SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on our financial statements.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $519.9 million at September 30, 2001 from $375.1 million at the end of 2000.

During the first nine months of 2001, we used $35.3 million in cash for operating activities. Our net loss of $331.0 million included non-cash charges of $189.0 million for impairment of intangible assets, $43.7 million for amortization of intangibles, $39.5 million for depreciation, $32.6 million for amortization of deferred stock compensation, $14.2 million for excess inventory provision, and $4.0 million of non-cash restructuring costs.

We also used $27.5 million in cash through changes in our operating assets and liabilities. We increased our inventory by $4.8 million and decreased accounts payable and accrued liabilities by $36.4 million, deferred income by $26.9 million and income taxes payable by $43.7 million. We partially offset this cash usage by decreasing our accounts receivable by $72.0 million. Our deferred revenue and accounts receivable decreased as a result of lower sales in the first nine months of 2001. Our accounts payable decreased primarily as a result of lower purchases.

Our year to date investing activities include the maturity of and reinvestment in short-term investments. We also invested $75.9 million in long-term bonds and notes and $5.7 million in other investments and assets, purchased $26.5 million of property and equipment, and reduced wafer fabrication deposits by a net of $1.0 million.

Our financing activities in the first nine months of 2001 generated $287.1 million. We received $21.1 million of proceeds from issuing common stock upon exercise of stock options and used $1.2 million for debt and capital lease repayments during the first nine months of 2001.

In the third quarter of 2001, we received net proceeds of $267.2 million by issuing $275.0 million of convertible subordinated notes. The notes are subordinated to all of our senior debt, pay a 3.75% coupon of approximately $5.2 million on February 15 and August 15 of each year, and mature on August 15, 2006. The notes are convertible into shares of our common stock at a conversion price of approximately $42.43 per share, and are subject to restrictive covenants including those concerning payments on the notes and other indebtedness. In the event of a change in control of PMC, the noteholders may require us to repurchase their notes.

Our principal source of liquidity at September 30, 2001 was our cash, cash equivalents and short-term investments of $519.9 million and our investment in long-term bonds and notes of $75.9 million. We also have a line of credit with a bank that allows us to borrow up to $25 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent.

While we are currently unable to accurately estimate our cash needs related to the restructuring we announced on October 18, 2001, we believe that existing sources of liquidity and anticipated funds from operations will satisfy our restructuring, projected working capital, venture investing, capital expenditure and wafer deposit requirements through the end of 2001. We expect to spend approximately $5.1 million on new capital additions during the remainder of 2001.


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

As a result of these risks, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose part or all of your investment.

We may not achieve the performance goals we describe on our quarterly earnings release conference calls.

During our conference call on October 18, 2001 we made forward-looking statements regarding:

- the amount of revenue required for us to breakeven;

- when we could breakeven;

- when we could achieve model profitability;

- our fourth quarter gross margins; and

- new turns business in our fourth quarter.

Our statements regarding the above matters were based on the limited information we had at the time of the conference call. We undertake no obligation to publicly update or revise any of these statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these statements for many reasons, including the risks we face as described in this Quarterly Report and readers are cautioned not to place undue reliance on these statements.

Our revenues have declined due to reduced demand in the markets we serve, and we expect that our revenues will decline further in the fourth quarter of 2001.

Most of our customers continue to experience declining demand for their products and have accumulated significant inventories of our networking products in previous quarters. Consequently, our networking product revenue declined to $55.3 million in the third quarter of 2001 from $86.4 million in the second quarter of 2001.

While we believe that our customers and their contract manufacturers are consuming a portion of their inventory of PMC products, we believe that those inventories as well as the weakened demand that our customers are experiencing for their products, will continue to depress revenues in the fourth quarter of 2001 and beyond. We cannot accurately predict when demand will strengthen or how quickly our customers will consume their inventories of our products.

The decline in our revenues and production volumes has adversely affected our gross margins and profitability, and we expect that this trend will continue into at least the fourth quarter of 2001.

Some of our expenses are fixed in the short term. Accordingly, reduced demand for our products causes our fixed production costs to be allocated across reduced revenues, which adversely affects our gross margin and profitability. We expect that our gross margins will continue to be adversely affected by reduced revenues into at least the fourth quarter of 2001. We cannot accurately predict when revenues will increase.

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

In addition, we believe that uncertainty in our customers' end markets, our customers' increased focus on cash management has caused our customers to delay product orders and reduce delivery lead-time expectations. We expect this will increase the proportion to which our networking revenues in future periods will be from "turns business", or orders placed and fulfilled within the same period. This increase in turns business will decrease our ability to accurately forecast, and may lead to greater fluctuations in, operating results.

         We occasionally make estimations regarding the size and consumption of our customers' inventories of our products. These estimations are based on our limited survey of selected contract manufacturers and our largest original equipment manufacturer, or OEM, customers. Our analysis is intended only to provide us with some information about our market to assist in our forecasts, which are limited by the precision of the data we obtain.

- Our surveys are not comprehensive. For instance, we do not include all contract manufacturers or most of our other customers, so our overall estimates may be understated and we cannot forecast inventory consumption by these customers.

- We are unable to obtain accurate data from survey respondents about the degree to which our products are included in their work in progress and finished goods inventories, so our estimates of their inventories of our products may be understated.

- We do not verify or crosscheck the information we receive from the companies we survey.

- We obtain this information over extended periods and do not adjust the information for the time at which a response was received.

While we intend to monitor contract manufacturer and large OEM customer inventories of our products, we may not do this consistently and we may not provide updates of our expectations resulting from new data we obtain.

Even if our survey proves accurate, our estimate of when these contract manufacturers and large OEM customers will consume their inventory and return to purchasing products from us may not be accurate for the following reasons:

- Contract manufacturers and OEMs who consume their inventories of our products may buy units from our distributors' existing inventories before they start buying additional units from us. While we will recognize sales by our major distributor as revenue, those sales will not result in additional cash flow.

- Customer inventory consumption may not correlate with purchases of product from our inventories or the inventories of our distributors. The PMC products that our customers require may shift as the technologies underlying their new products evolve.

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

Also, many of our customers' more established network service provider clients have accumulated significant debt loads building networks that have yet to generate significant positive cash flows. Many of these incumbent carriers have announced significant reductions in their forecasted expenditures on the equipment our customers produce. This, along with symptoms of a general economic slowdown in the United States, has adversely affected the total demand at several of our significant customers and has caused changes in anticipated capital expenditure purchase patterns toward equipment which may create nearer term financial benefit to the network service providers. Such equipment may not incorporate, or may incorporate fewer, of our products.

In addition, while all of our sales are denominated in US dollars, our customers' products are sold worldwide. Any further decline in the world networking markets could seriously depress our customers' order levels for our products. This effect could be exacerbated if fluctuations in currency exchange rates decrease the demand for our customers' products.

If service providers continue to decrease their capital expenditures, our traditional OEM customers will experience decreased demand for their products and consequently purchase fewer products from us. Many venture capital financed companies which have designed our products into their systems may fail as a result of decreased service provider capital expenditures.

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

Many of our research, development, marketing, general and administrative expenses are fixed from a short-term perspective, while our revenues are not. Thus, if our revenues fluctuate, our profit will fluctuate at a greater percentage than our revenues.

         If the current downturn continues, we may have to add to our inventory reserve, which would lead to a further decline in our operating profits.

During the first half of 2001, we recorded inventory provisions of $14.2 million related to excess inventory on hand. As a result of the industry-wide reduction in capital spending and resulting significant decrease in demand for our products, we determined that we had inventory levels that exceeded our anticipated demand over the next twelve months. The inventory reserve was based on our revenue expectations through the third quarter of 2002. Our revenue expectations for future quarters may change, which may require a further addition to this reserve.

         If the recent trend of consolidation in the networking industry continues, many of our customers may be acquired, sold or may choose to restructure their operations, which could lead those customers to cancel product lines or development projects and our revenues could decline.

The networking equipment industry has experienced significant merger activity and partnership programs. Through mergers or partnerships, our customers could seek to remove duplication or overlap in their product lines or development initiatives. This could lead to the cancellation of a product line into which our products are designed or a development project in which we are participating. In the cases of a product line cancellation, our revenues could be materially impacted. In the case of a development project cancellation, we may be forced to cancel development of one or more products, which could mean opportunities for future revenues from this development initiative could be lost.

In addition, the recent downturn in the networking industry has forced many of our customers to enact major restructuring programs. These programs may include the cancellation or realignment of products or product development projects into which our products are included. This could materially and adversely impact our operating results.

Design wins do not translate into near-term revenues and the timing of revenues from newly designed products is often uncertain

We have announced a large number of new products and design wins for existing and new products. While some industry analysts may use design wins as a metric for future revenues, many design wins will not generate any revenues as customer projects are cancelled or rejected by their end market. In the event a design win generates revenue, the amount of revenue will vary greatly from one design win to another. In addition, most revenue-generating design wins do not translate into near term revenues. Most revenue-generating design wins take greater than 2 years to generate meaningful revenue.

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

On March 26, 2001, we announced our plan to restructure our operations in response to the decline in demand for our networking products. The restructuring plan included a workforce reduction of 223 employees, consolidation of excess facilities and contract settlement activities. As a result of the restructuring plan, we recorded a charge of $19.9 million in the first quarter of 2001.

On October 18, 2001, we announced that we will be further restructuring our operations and reducing our cost structure. The restructuring program includes a reduction in our workforce of approximately 350 employees, consolidation of excess facilities, and restructuring of certain business functions. As a result of this restructuring program, we will be recording a charge for restructuring costs and other special charges in the fourth quarter of 2001.

Restructuring plans require significant management resources to execute and we may fail to achieve our targeted goals. We may have incorrectly anticipated the demand for our products, we may be forced to restructure further or may incur further operating charges due to poor business conditions and some of our product development initiatives may be delayed due to the reduction in our development resources.

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

We face  significant  competition  from three major  fronts.  First,  we compete against established peer-group semiconductor companies that focus on the communications semiconductor business. These companies include Agere Systems, Applied Micro Circuits Corporation, Broadcom, Exar Corporation, Marvell Technology Group, Multilink Technology Corporation, Transwitch and Vitesse
Semiconductor. These companies are well financed, have significant communications semiconductor technology assets, have established sales channels, and are dependent on success in our market.

Other competitors include major domestic and international semiconductor companies, such as Conexant Systems, Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, Motorola, Nortel Networks, and Texas Instruments. These companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate. This represents a serious competitive threat to us.

Finally, emerging companies also provide significant competition in our segment of the semiconductor market. We are aware of venture-backed companies that focus on specific portions of our broad range of products. In aggregate, these companies represent a significant threat to our product lines, and could introduce disruptive technologies which may make our technologies and products obsolete.

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

In addition, international debt rating agencies have significantly downgraded the bond ratings on a number of our larger customers, which had traditionally been considered financially stable. Should these companies enter into receivership or breach debt covenants, our significant accounts receivables with these companies could be jeopardized.

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

To succeed, we must retain and hire technical personnel highly skilled at the design and test functions used to develop high speed networking products and related software. The competition for such employees is intense. We are facing intense competition for those employees from our peers and an increasing number of startup companies which are emerging with potentially lucrative employee ownership arrangements.

We do not have employment agreements in place with many of our key personnel. As employee incentives, we issue common stock options that generally have exercise prices at the market value at the time of grant and that are subject to vesting. Recently, our stock price has declined substantially. The stock options we grant to employees are effective as retention incentives only if they have economic value.

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

A significant portion of our revenues relates to sales of our MIPS-based processors. If MIPS Technologies develops future generations of its technology, we may not be able to obtain a license on reasonable terms.

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

We currently do not have the ability to accurately predict what products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and demand for their end-user networking equipment, our customers are focusing more on cash preservation and tighter inventory management, and because we supply a large number of products to a variety of customers and contract manufacturers who have many equipment programs for which they purchase our products. If we do not accurately predict what mix of products our customers may order, we may not be able to meet our customers' demand in a timely manner or we may be left with unwanted inventory.

In addition, if our suppliers are unable or unwilling to increase productive capacity in line with demand, we may suffer supply shortages or not be allocated supply. Also, since our products use a wide range of process technologies, we may not be able to secure the specific wafer capacity for the specific mix of products we require. A shortage in supply could adversely impact our ability to satisfy customer demand, which could adversely affect our customer relationships along with our current and future operating results.

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

We do not own or operate a wafer fabrication facility. Three outside foundries supply greater than 95% of our semiconductor device requirements. Our foundry suppliers also produce products for themselves and other companies. In addition, we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the foundries we use are unable or unwilling to manufacture our products in required volumes, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, to satisfy our production requirements.

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

From time to time, we become defendants in legal proceedings about which we are unable to assess our exposure and which could become significant liabilities upon judgment.

We become defendants in legal proceedings from time to time. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and personal claims. We may not be able to accurately assess the risk related to these suits, and we may be unable to accurately assess our level of exposure. These proceedings may result in material charges to our operating results in the future if our exposure is material and if our ability to assess our exposure becomes clearer.

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

We have significantly increased our leverage as a result of the sale of convertible notes.

On August 1, 2001, we raised $275 million through the issuance of convertible subordinated notes. As a result of this note sale, our principal and interest payment obligations will increase substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

         Short and Long Term Investments in Bonds and Notes:

We regularly maintain a short and long term investment portfolio of various types of government and corporate debt instruments. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than two and one half years, with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody's, or A-1 or A by Standard and Poor's, or equivalent. We classify these securities as hold to maturity or available for sale depending on our investment intention. Hold to maturity investments are held at amortized cost, while available for sale investments are held at fair market value. Available for sale securities represented less than 5% of our investment portfolio as of September 30, 2001.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if we were to sell securities that have declined in market value because of changes in interest rates.

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments.

Based on a sensitivity analysis performed on the financial instruments held at September 30, 2001 that are sensitive to changes in interest rates, the fair value of our investment portfolio would not be significantly impacted by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points.

         Other Investments:

Other investments at September 30, 2001 include a minority investment of approximately 2.4 million shares of Sierra Wireless Inc., a publicly traded company. This investment is subject to certain resale restrictions. One half of the investment will be released from these restrictions in May 2002 and the remaining shares are currently available for sale. Consequently, the securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of income taxes.

We also regularly receive distributions of public company stock as a result of venture investments. These shares are usually subject to resale restrictions and typically include a number of shares held in escrow that may or may not be released at a later date. As of September 30, 2001, we did not have material holdings of public company stock other than Sierra Wireless.

Our public company investments are subject to considerable market price volatility and are additionally risky due to resale restrictions. We may lose some or all of our investment in these shares.

Our other investments also include numerous strategic investments in privately held companies or venture limited liability partnerships that are carried on our balance sheet at cost. These investments are inherently risky, as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages. The market for the technologies or products that they have under development is typically in the early stages, and may never materialize. Accordingly, we could lose our entire investment in these companies and partnerships or may incur a reserve expense if we determine that the value of these assets have been impaired.

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

The purpose of our foreign currency risk management policy is to reduce the effect of exchange rate fluctuations on our results of operations. Therefore, while our foreign currency risk management policy may reduce our exposure to losses resulting from unfavorable changes in currency exchange rates, it also reduces or eliminates our ability to profit from favorable changes in currency exchange rates. We analyze the sensitivity of our foreign exchange positions to measure our foreign exchange risk. As at September 30, 2001, a 10% shift in foreign exchange rates would not have materially impacted our operating results and financial condition.

In the future, we may not be able to correctly forecast our operational needs. If our forecasts are overstated or understated during periods of currency volatility, we could experience material unanticipated currency gains or losses.


         Debt

We issued $275,000,000 of convertible subordinated notes in August 2001. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact the cash flow impact of our debt. However, the fair value of our convertible subordinated notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness. Our notes are currently traded by institutional investors on the Portal Market pursuant to Rule 144A, where they have traded at prices ranging from approximately 69% to approximately 114% of the face value of the notes in the first two months since they were issued.


Part II - OTHER INFORMATION

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 6, 2001, we issued $275,000,000 principal amount of convertible redeemable subordinated notes to Goldman, Sachs & Co. In connection with the issuance of these notes, we incurred approximately $7.8 million of issuance costs, which consisted primarily of investment banker fees, legal and other professional fees. The five-year term notes bear interest at a rate of 3.75% per annum and are convertible into an aggregate of approximately 6,480,650 shares of our common stock at any time prior to maturity, at a conversion price of approximately $42.43 per share. The issuance of these notes was exempt from registration under the Securities Act of 1933 pursuant to Rule 144A.


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         -  3.2  Bylaws, as amended

         -  3.3  Certificate   of  Designation   of  Rights,   Preferences   and
                 Privileges   of   Series  A   Participating   Preferred   Stock
                 (Incorporated by Reference to Exhibit 3.2 in Registrant's amended registration statement on Form S-3 dated November 8, 2001.)

         - 4.1 Indenture, dated as of August 6, 2001, between Registrant and State Street Trust and Bank Company of California, N.A. (Incorporated by Reference to Exhibit 4.1 in Registrant's amended registration statement on Form S-3 dated November 8, 2001.)

         - 4.2 Form of Note (Incorporated by Reference to Exhibit 4.2 in Registrant's amended registration statement on Form S-3 dated November 8, 2001).

         - 4.3 Amended and Restated Preferred Stock Rights Agreement between PMC-Sierra, Inc. and American Stock Transfer and Trust Company dated July 27, 2001

         - 10.46 First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners and PMC-Sierra, Inc. dated November 6, 2000.

         -10.47* Technology License Agreement, by and between Weitek Corporation and MIPS Computer Systems, Inc.

                 Assignment Agreement, by and between Weitek Corporation and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.)

                 Amendment No.1 to the Technology License Agreement, by and between MIPS Technology, Inc. and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.) dated March 31, 1997.

         - 11.1  Calculation of income (loss) per share (1).



(b)  Reports on Form 8-K -

         - A Current Report on Form 8-K was filed on July 31, 2001 to disclose Registrant's intention to offer, subject to market and other conditions, up to $225 million of convertible subordinated notes (plus an additional amount of up to $50 million) to qualified institutional buyers in a private placement.

         - A Current Report on Form 8-K was filed on August 1, 2001 to disclose that Registrant had completed the pricing of $275 million of convertible subordinated notes due August 15, 2006 to qualified institutional buyers in a private placement.

         - A Current Report on Form 8-K was filed on August 3, 2001 to disclose that Standard & Poor's will include Registrant in the S&P 500 Index after the close of trading on Thursday, August 2, 2001.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PMC-SIERRA, INC.
                               (Registrant)


Date:    November 13, 2001     /S/  John W. Sullivan
         -----------------     -------------------------------------------------
                               John W. Sullivan
                               Vice President, Finance (duly authorized officer)
                               Principal Accounting Officer


1 Refer to Note 8 of the financial statements included in Item I of Part I of this Quarterly Report.

* Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.