Form 10-K
period 2001-12-30
PMC SIERRA INC
filed 2002-03-28
CIK 767920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from: _____________ to

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

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.001
                         Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X           No
               --------          -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on February 15th, 2002, as reported by the Nasdaq National Market, was approximately
$1,898,781,000. Shares of Common Stock held by each executive officer and director and by each person known to the Registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15th, 2002, the Registrant had 166,203,216 shares of Common Stock outstanding.




                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders to be held on May 30, 2002 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K Report.

PART I

ITEM 1.  Business

PMC-Sierra, Inc. designs, develops, markets and supports high-performance semiconductor networking solutions. Our mission is to provide superior high-speed internetworking semiconductor solutions to enable the restructuring of the global information infrastructure.

We are a leading supplier of high-performance integrated circuits, principally used by equipment manufacturers in the telecommunications industry. We sell more than 100 different products to the world's leading equipment manufacturers, who in turn supply their equipment to international and regional telecommunications service providers. Our products are deployed in equipment that is used throughout the global network infrastructure. We diversify our efforts across a broad range of applications leveraging our intellectual property and expertise in communications technologies.

PMC-Sierra was incorporated in the State of California in 1983 and reincorporated in the State of Delaware in 1997. Our Common Stock trades on the Nasdaq National Market under the symbol "PMCS" and is included in the Nasdaq-100 and the S&P 500 indices.

Our fiscal year ends on the last Sunday of the calendar year. Fiscal years 2001 and 1999 each consisted of 52 weeks. Fiscal year 2000 consisted of 53 weeks. For ease of presentation, we have referred to December 31 as our fiscal year end for all years.

In this Annual Report on Form 10-K, "PMC-Sierra", "PMC", "the Company", "us", "our" or "we", includes PMC-Sierra, Inc. and all of our subsidiary companies.


FORWARD-LOOKING STATEMENTS

This Annual Report and the portions of our Proxy Statement incorporated by reference into this Annual Report contain forward-looking statements that involve risks and uncertainties. We use words such as "anticipates", "believes", "plans", "expects", "future", "intends", "may", "will", "should", "estimates", "predicts", "potential", "continue" and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

These forward-looking statements apply only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described in this Annual Report and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

o  customer networking product inventory levels, needs and order levels;

o  revenues;

o the degree to which our future revenues are booked and shipped within the same reporting period, or "turns business";

o  gross profit;

o  research and development expenses;

o  marketing, general and administrative expenditures;

o  interest and other income;

o  capital resources sufficiency;

o  capital expenditures;

o  restructuring activities, expenses and associated annualized savings; and

o  our business outlook.

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

INDUSTRY OVERVIEW

During the 1990's, the Internet experienced enormous growth as more households, enterprises and corporations connected to and increased their utilization of the Internet. Traffic on the network continued to increase due to a growing number of web-based applications (such as e-commerce, e-mail, videoconferencing, webcasting, virtual private networks and networked storage). Higher volumes of data are being transmitted between local area networks (LANs), metro area networks (MANs) and wide area networks (WANs) as a result of this increased connectivity and usage of the Internet.

The growth in data traffic placed increasing pressure on the existing telecommunications network infrastructure , which was originally constructed for voice communication rather than data transmission. Many of the incumbent telephone companies (such as AT&T, Sprint, WorldCom, NTT, British Telecom and Deutsche Telekom) and Regional Bell Operating Companies (such as Verizon, BellSouth, and SBC) began investing in data networks to meet the growing demands of their customers. At the same time, deregulation of the telecommunications industry and privatization of many European carriers resulted in increased market competition. The abundance of capital available in the public and private markets also accelerated a build out of new network infrastructure. Numerous competitive carriers were launched with the intention of capturing significant share of (i) long-haul and ultra long-haul data traffic (such as Global Crossing, Level 3, Williams); and (ii) the local/regional data markets (such as Covad, Northpoint and RhythmsNet). This caused a significant increase in capital spending on networking equipment by both the incumbent and competitive carriers.

During this period of rapid expansion, our customers - - the networking equipment companies ("OEMs") - - placed increased pressure on their suppliers to ensure they had the components needed to fulfill the expected growth in demand. With many of the semiconductor foundries at full capacity at the time, the OEMs often ordered more devices than necessary in an attempt to secure component delivery. This resulted in inventory levels expanding at the OEMs, contract manufacturers, distributors and component suppliers at a faster rate than sales.

This environment changed suddenly at the end of 2000. Capital markets began to tighten, many e-commerce businesses failed, and the overall economy began to slow down. Many of the competitive carriers who were unable to attract sufficient customers to sustain their operations experienced financial hardship, and in many cases were acquired or went into receivership. Many of the incumbent carriers realized that increasing capital expenditures on networking equipment as a percentage of total revenue was unsustainable. This resulted in a rapid slowdown in total capital spending on networking equipment across the industry, which in turn resulted in fewer orders for our customers' equipment. By the first half of 2001, most of our customers had recognized that rapid growth in demand was over. As revenues declined, a large number of our customers announced corporate restructurings and inventory write-downs and cancelled various equipment programs.

Due to this market downturn, we experienced a significant drop in sales of our products. The impact of the downturn was magnified by the high levels of inventory that existed at our distributors, the contract manufacturers, and the OEMs at the beginning of 2001. As a result of the decrease in demand for our products, we implemented two restructuring plans in 2001. We announced the first restructuring in March 2001 when we terminated 223 employees, consolidated a number of facilities, and cancelled certain development projects. We announced the second restructuring in October 2001 when we terminated 341 employees, consolidated additional facilities, and cancelled additional development projects. The two restructurings reduced our workforce by approximately one-third from our peak level in 2001. These restructurings have significantly lowered our operating expenses and cost structure going forward (for a more detailed description of the two restructurings see "Restructuring and other special charges" in the Management's Discussion and Analysis section of this report).

Despite the industry downturn, Internet traffic reportedly continues to grow. Industry analysts estimate that total data traffic on the Internet could grow annually between 100% and 300% each year. Moreover, the adoption of next-generation wireless handsets (providing voice as well as text messaging, web connectivity, and global positioning) is expected to drive additional data traffic through the network infrastructure in the future.

For many of the incumbent and regional service providers, data traffic and the associated revenue remains a key growth driver for their operations. To capture a growing portion of this market, service providers are continuing to transition their networks from voice-centric to data-centric systems. At the same time, the market remains competitive as many cable and satellite operators are offering high-speed connectivity services as well. In this environment, it is critical for service providers to build their networks with more efficient equipment enabling them to lower operating costs while handling the increasing amount of traffic.

In simple terms, the Internet is a hybrid series of networks comprised of copper wires, coaxial cables, and fiber optic cables. These networks carry high-speed data traffic in the form of electrical and optical signals that are transmitted and received by complex networking equipment. To ensure this equipment and the various networks can easily communicate with each other, the OEMs and makers of communications semiconductors have developed numerous communications standards and protocols for the industry. These communications protocols make it easier for complex high-speed data traffic in the form of electrical and optical signals to be sent and received reliably and efficiently - - whether intra-office, across the country, or internationally.

One industry standard that packages information into a fixed-size cell format for transportation across networks is ATM or Asynchronous Transfer Mode. Many service providers deploy equipment that handles this protocol because it can support voice, video, data, and multimedia applications simultaneously.

Another established industry standard is called SONET or Synchronous Optical Network for data communication over fiber optic systems. This is used in the Americas and parts of Asia, with the equivalent standard in the rest of the world being SDH or Synchronous Digital Hierarchy. Many of the long-haul and ultra long-haul fiber optic systems operate at higher speeds such as 10 gigabits per second. In the metro area of the network, signals are transmitted primarily at rates between 155 megabits per second and 2.5 gigabits per second.

In addition to using SONET to increase the bandwidth in their networks, many system operators have also deployed equipment that uses dense wave division multiplexing. Rather than transmitting a single light signal over an optical fiber, dense wave division multiplexing allows many different light signals (each of a different wavelength) to be transmitted simultaneously. By deploying this technique at higher transmission rates, carriers have increased capacity to move more signals across transmission lines.

In some service provider networks, a traffic bottleneck can occur where the high-speed long-haul traffic is handed off to networking equipment in the metro area. In general, less investment has been made to enhance the infrastructure in the metro area and as a result, many of these systems have insufficient capacity to handle the increased traffic.

In response, many OEMs are designing faster and more complex equipment to handle the higher volumes in the network. This equipment must be able to accommodate various protocols and formats, including cell-based ATM and packet-based Internet Protocol (IP). While IP packets are larger and can hold more data than ATM cells, service providers can have difficulty providing the same quality of service with IP because it is not optimized for time-sensitive signals such as video and voice services.

Another protocol that is used extensively in local area networks and is now being deployed in the wide area network is Ethernet. Because many systems operators are familiar with Ethernet, it is now transitioning into the wide area of the network at higher speeds so that Ethernet packets can be sent inter-office in a more efficient manner.

To accommodate these different protocols and growing demand for services, many service providers are requiring OEMs to provide more complex, integrated solutions in a shorter time period. This, coupled with rising cost of custom semiconductors, has resulted in the OEMs outsourcing more of their communications integrated circuit requirements to companies such as PMC-Sierra. At the same time, some of the OEMs have undergone corporate restructurings and have fewer resources and technical staff to dedicate to internally designed custom solutions.

By leveraging the knowledge and technical expertise of companies such as PMC-Sierra, the OEMs are able to focus their efforts on differentiating factors. In many cases, it can take several years before a new silicon chip or chip set can be designed, manufactured, tested, and released to full production for a customer. It is essential, therefore, that the companies like PMC-Sierra that develop the chips to be incorporated into the OEM equipment work very closely with their OEM customers so that together they can optimally solve the needs of the service providers.


PRODUCTS

We have more than 100 revenue-producing products in our portfolio. Our networking products are communications semiconductors, including microprocessors, that are used in different types of equipment that form the internet infrastructure. Our non-networking segment is comprised of a single chip used in a consumer medical device.

Networking Products

Our products are sold into three areas of the telecommunications network: the Access, Metro and Enterprise areas. We design many of our products with standardized interfaces between chips so that our customers can easily develop and implement solutions involving multiple PMC-Sierra products.

The following briefly describes the Access, Metro and Enterprise portions of the internet infrastructure and some typical equipment that may include our chips and chipsets. Due to the complexity of the telecommunications network, it is not possible to sharply delineate networking functions or markets. In addition, many of our products may be used in multiple classes of networking equipment that are deployed across all of the market areas identified below, while some of our other products have highly specialized applications. For example, our microprocessors can be used in many networking equipment applications, while our Paladin chip may only be used in wireless base station applications. In some situations, different OEMs might use our chips or chipsets in equipment addressing more than one of the market areas noted below.

o Access: this area of the telecommunications network infrastructure encompasses technologies that connect the home or office to the internet. This area includes wired and wireless networking equipment that aggregates transmissions from the home or office and connects to the metro and wide area networks. For example, our devices would be deployed in digital subscriber line access multiplexers, wireless base stations, add-drop multiplexers (which add and drop signals and streams of data from optical networks) and switches (which direct the data traffic to other destinations within the network).

o Metro: the metro, or metro, area of the internet infrastructure is predominantly a fiber-based network that provides high-speed communications and data transfer over a city center or local region. This portion of the network manages traffic inside its own region and manages traffic between the access and long-haul transport networks for inter-city or international transmission. Our products are used in metro equipment such as switches and routers that gather and process signals in different protocols, and then transmit them to the next destination as quickly and efficiently as possible.

o Enterprise: this area of the network includes equipment that is deployed in the home or office for data communications and other local area network applications. Our products are used in equipment such as networked printers in the office or home, as well as switches and storage devices that enable data to be transferred to local telecommunications networks and storage area networks.

Our chips and chipsets can also be divided into the broadly defined functional categories identified below. As with descriptions of the network, particular categories may overlap and a device may be present in more than one category. In addition, some products, particularly multiple chip sets, integrate different functions and could be classified in one or more categories. For example, some of our products both convert high-speed analog signals to digital signals, and also split or combine various transmission signals.

o Line interface units: these devices, also referred to as transceivers, transmit and receive signals over a physical medium such as wire, cable or fiber. The line interface unit determines the speed and timing characteristics of the signals, and may also convert them from a serial stream of data into a parallel stream before they are further processed for transmission to the next destination.

o Framers & mappers: before the data can be sent to the next destination, it must be converted into a proper format for transmission in the network. For example, the framing function arranges the bits into different size formats, commonly referred to as "cell" or "packet" formats, and attaches the appropriate information to the formats to ensure they reach their destinations. In turn, this data may be inserted into other frames, such as SONET frames, for transmission across high-speed fiber optics.

o Packet & cell processors: these devices examine the contents of cells or packets and performs various management and reporting functions. For instance, a switch or router may use a packet or cell processor to determine if a signal is voice or video in order to allocate the proper amount of bandwidth. Service providers can use information gathered by the cell or packet processor to determine a customers' network usage and charge the appropriate service fee.

o Traffic managers & switch fabrics: traffic managers organize, schedule and queue cells and packets into and out of switches. Switch fabrics interconnect the wires and fibers, allowing the data to be routed to its intended destination.

o Serializers/Deserializers: these devices convert networking traffic from slower speed parallel streams into higher speed serial streams and visa versa. OEMs use serial streams to reduce networking equipment line connections. Conversely, OEMs use parallel streams to allow them to use lower cost traffic management technologies.

o Microprocessors: these devices perform the high-speed computations that help identify and control the flow of signals and data in the many different types of network equipment used in the communications, enterprise and consumer markets.

Our products help OEMs both aggregate and disaggregate network traffic at high and low speeds. As signals move through the network, carriers aggregate millions of slow-speed incoming signals through access devices into a few high-speed and high-capacity signals. For example, slower-speed access lines such as T1 lines (operating at 1.54 megabits per second) are aggregated and streamed into high-speed lines (such as optical transmission at 2.5 gigabits per second). The wide range of products we make operate at different speeds in many of the product categories listed above.

Non-Networking Products

In 1996, we announced our decision to discontinue the development of custom non-networking chips. Our remaining non-networking product is still being sold but no new development has been done since 1996. Our non-networking revenue is generated by one custom semiconductor device used to control the user interface in a consumer health-monitoring device.


STRATEGY

Our mission is to provide superior high-speed internetworking semiconductor solutions to enable the restructuring of the global information infrastructure. We facilitate the upgrade on the Internet infrastructure by designing and selling complex chipset solutions based on our knowledge of network applications, system requirements and networking protocols. To achieve our mission, we are pursuing the following key strategies:

Leverage technical expertise across diverse base of applications:

We have a history of analog, digital, microprocessor and mixed signal design expertise and we integrate many functions and protocols into our products. We develop chips that are used in a broad range of networking equipment, such as multi-service switches in the Access portion of the internet infrastructure, routers in the Metro portion and networked printers in Enterprise networks. We leverage our common technologies and intellectual property across a broad range of networking equipment.

Many OEMs have recognized they can obtain highly complex, broadband communications technology "off the shelf" from companies such as PMC-Sierra rather than dedicating their own resources to develop custom chips. By outsourcing more of the silicon content in their networking and telecom equipment, OEMs can improve their time-to-market and reduce development risk while differentiating their products in other ways.

Provide first-class products, customer service and technical support:

We work very closely with our customers to ensure they get the best service and technical support required to assist them with their development efforts. As the marketplace for telecommunications equipment suppliers slowly consolidates, we believe our largest customers and their products will take an increasing percentage of the overall market in their areas of expertise. This places even more importance on our customer service efforts. Customers such as Cisco, Lucent, Nortel, Alcatel, Samsung and Hewlett-Packard are aligning their design and manufacturing operations with key suppliers. In 2001, Cisco selected PMC-Sierra as its "Semiconductor Supplier of the Year" and Lucent Technologies named us a strategic alliance partner.

Take a leading role in industry standards bodies and interoperability initiatives:

We continue to participate in many influential industry standards bodies so we can assist in determining performance criteria and interoperability standards for the industry. This is critical to helping us make chips that our customers will be able to deploy easily. In addition, we work with the Saturn Development Group (which we co-founded in 1992) to set new interface specifications. As a result of these efforts, our products enable interoperable solutions for a broad range of networking applications. To advance this process further, we have participated with other leading semiconductor companies to demonstrate hardware interoperability. For example, in 2001, we collaborated with Xilinx Inc. and Altera Corp. (industry leading suppliers of programmable logic devices) to successfully test the interoperability of our high-speed devices.

Maintain fabless business model:

We believe that investing in the research and development of new devices is strategically more important than trying to differentiate ourselves through manufacturing technologies. Consequently, we do not own or operate any foundries and we design our products in complementary metal oxide silicon (CMOS) at feature sizes down to 0.13 micron. We outsource approximately 90% of our manufacturing requirements to Chartered Semiconductor Manufacturing, Taiwan Semiconductor Manufacturing Corporation and IBM. By using independent foundries to fabricate our wafers, we are better able to concentrate our resources on the design, development and testing of new products. In addition, we avoid having to commit the capital required to own and operate a fabrication facility.


SEGMENT PERFORMANCE

We evaluate our performance based on gross profits of the networking and non-networking segments. For information concerning revenues and profit by segment, see Note 13 to the Consolidated Financial Statements.


SALES, MARKETING AND DISTRIBUTION

Our sales and marketing strategy is to have our products designed into our customers' equipment by developing superior products for which we provide premium service and technical support. We maintain close working relationships with many of our customers. Our marketing team is focused on developing new products that meet the needs of our customers in the rapidly changing market of the telecommunications industry. We are often involved in the early stages of design concerning our customers' plans for new equipment. This helps us determine if our existing products can be used in their new equipment or if more complex devices need to be considered for the application. To assist us in our planning process, we are in constant contact with our largest customers to discuss industry trends, emerging standards and their new product requirements. Based on their input and our feedback, we gain a better understanding of what functions and features they want integrated into our chips or chip set solutions.

To promote our products, our marketing team is actively involved in demonstrating our devices with other industry suppliers and providing technical information at trade shows held in North America, Asia and Europe. Technical support is essential to our customers' success, and we provide this through field application engineers, technical marketing and factory systems engineers. We also provide more detailed information and support for our product line through our corporate website and special customer-accessible extranet sites. We believe that providing comprehensive product service and support is critical to shortening customers' design cycles and maintaining a competitive position in the networking market.

We sell our products both directly and through distributors and independent manufacturers' representatives. In 2001, approximately 40% of our orders were shipped by our distributors; approximately 40% were sent by us directly to the contract manufacturers as selected by the OEMs; and the balance of the shipments were sent directly by us to our OEM customers.

Our largest distributor is Memec Group Holdings Ltd. who represents our products worldwide (excluding Japan). We believe that on a going-forward basis many of our customers will be seeking to reduce supply chain costs and will, therefore, request that we ship more of our products to the contract manufacturers they have selected. Based on this trend, we expect that our largest customers will have us ship a higher percentage of their orders directly to the contract manufacturers and a lower percentage will be shipped through our distributors over time.

Cisco Systems and Lucent Technologies each represented more than 10% of our 2001 revenues based on total sales to end customers (i.e. based on shipments through our distributors, to the sub-contractors as selected by our customers, or to the OEMs directly). Our sales outside of the United States accounted for 42% of total revenue in 2001, 38% in 2000, and 30% in 1999.


MANUFACTURING

We are a fabless company, meaning we do not own or operate foundries for the production of silicon wafers from which our products our made. Instead, we use independent foundries and chip assemblers for the manufacture of our products.

Typically, the manufacture of our chips requires 12-16 weeks. We refer to this as our lead-time. Based on this lead-time, our team of production planners will initiate a purchase order with an independent foundry to fabricate the required wafers. The wafers once fabricated must be probed, or inspected, to determine usable from unusable chip parts, referred to as die, on the wafer. The wafers are sent to an outside assembly house where they are cut and the good die are in turn packaged into chips. The chips are then run through various electrical and visual tests before delivery to the customer. With most of our products, we have the option to probe the wafers or test the final chips in-house or subcontract the probing or testing out to independent subcontractors.

We receive more than 90% of the silicon wafers with which we derive our products from Chartered Semiconductor Manufacturing Ltd. ("Chartered"), Taiwan Semiconductor Manufacturing Corporation ("TSMC"), and IBM. These independent foundries produce our networking products at feature sizes down to 0.13 micron. By using independent foundries to fabricate our wafers, we are better able to concentrate our resources on the designing, development and testing of new products. In addition, we avoid much of the fixed capital cost associated with owning and operating a fabrication facility.

We have supply agreements with both Chartered and TSMC. We have made deposits to secure access to wafer fabrication capacity under both of these agreements. At December 31, 2001 and 2000, we had $22 million and $23 million, respectively, in deposits with these companies. Under these agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements but we are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms.

Wafers supplied by outside foundries must meet our incoming quality and test standards. We conduct a portion of our test operations on advanced mixed signal and digital test equipment in our Burnaby and Santa Clara facilities. The remainder of our testing is performed predominantly by independent U.S. and Asian companies.


RESEARCH AND DEVELOPMENT

Our current research and development efforts are targeted at integrating multiple channels or functions on single chips, broadening the number of products we provide to address varying protocols and networking functions, and increasing the speeds at which our chips operate.

We have design centers in the United States (California, Oregon, Maryland, and Pennsylvania), Canada (British Columbia, Saskatchewan, Ontario and Quebec), Ireland, and India.

We spent $201.1 million in 2001, $178.8 million in 2000, and $83.7 million in 1999 on research and development.

In 2000, we also expensed $38.2 million of in process research and development, $31.5 million of which related to the acquisition of Malleable Technologies and $6.7 million of which related to the acquisition of Datum Telegraphic.


BACKLOG

We sell primarily pursuant to standard purchase orders. Our customers frequently revise the quantity actually purchased and the shipment schedules to reflect changes in their needs. We believe orders placed for delivery in excess of six months are not firm orders. As of December 31, 2001, our backlog of products scheduled for shipment within six months totaled $35.7 million. Unless our customers cancel or defer to a subsequent year a portion of this backlog, we expect this entire backlog to be filled in 2002. Our backlog of products as of December 31, 2000 for shipment within six months totaled $216 million.

Our backlog includes backlog to our major distributor, which may not result in revenue, as we do not recognize shipments to our major distributor as revenue until our distributor has sold our products through to the end customer. Also, our customers may cancel, or defer to a future period, a significant portion of the backlog at their discretion without penalty. Accordingly, we believe that our backlog at any given time is not a meaningful indicator of future revenues.

COMPETITION

We typically face competition at the design stage when our networking customers determine which communications semiconductor components to use in their next generation equipment designs.

Most of our customers choose a particular semiconductor component primarily based on whether the component:

o        meets the functional requirements,

o        addresses the communications protocols,

o        interfaces easily with other components in a design,

o        meets power usage requirements, and

o        is priced competitively.

OEMs are becoming more price conscious than in the past as a result of the downturn in the telecommunications industry, and as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in OEM equipment. We have also experienced more aggressive price competition from competitors that are seeking to enter into the market segments in which we participate. These circumstances may make some of our products less competitive and we may be forced to decrease our prices significantly to win a design.

In addition to price, OEMs will also consider the quality of the supplier when determining which component to include in a design. Many of our customers will consider the breadth and depth of the supplier's technology, as using one supplier for a broad range of technologies can often simplify and accelerate the design of next generation equipment. OEMs will also consider a supplier's design execution reputation, as many OEMs design their next generation equipment concurrently with the component design. As well, consideration is given to whether the OEM has qualified the supplier, as this ensures that components made by that supplier will meet the OEM's strict quality standards.

Our competitors may be classified into three major groups. First, we compete against established peer-group semiconductor companies that focus on the communications semiconductor business. These companies include Agere Systems, Applied Micro Circuits Corporation, Broadcom, Exar Corporation, Conexant Systems, Marvell Technology Group, Multilink Technology Corporation, Transwitch and Vitesse Semiconductor. These companies are well financed, have significant communications semiconductor technology assets, have established sales channels, and depend on the market in which we participate for the bulk of their revenues.

Other competitors include major domestic and international semiconductor companies, such as Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, Motorola, Nortel Networks, and Texas Instruments. These companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate.

Emerging companies also provide competition in our segment of the semiconductor market. We are aware of venture-backed companies that focus on specific portions of our broad range of products. These companies could introduce technologies that may make one or more of our integrated circuits obsolete.

Over the next few years, we expect additional competitors, some of which may also have greater financial and other resources, to enter the market with new products.

We are also expanding into some markets, such as the wireless infrastructure and generic microprocessor markets that have established incumbents that have substantial financial and other resources. Some of these incumbents derive a majority of their earnings from these markets. We expect a strong increase in competition in these markets.


LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have been awarded 112 U.S. patents for circuit designs and other innovations used in the design and architecture of our products. In addition, we have 94 patent applications pending in the U.S. Patent and Trademark office, and 3 patent applications pending in other countries. Our patents expire typically 20 years from the patent application date if accepted, with our existing patents expiring between 2010 and 2020.

Our products, once designed are outlined in mask works that represent the predetermined three-dimensional pattern of metallic, insulating, or semiconducting material present or removed from the layers of a semiconductor chip used to produce our product. To protect our intellectual property we rely on a combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements.

We do not consider our business to be materially dependent upon any one patent, although we believe that a strong portfolio of patents combined with other factors such as our innovative ability, technological expertise and the experience of our personnel are important to compete effectively in the industry. A portfolio of patents also provides the flexibility to negotiate or cross license intellectual property with other semiconductor companies to incorporate other features in our products.

Our only material license is the MIPS microprocessor architecture license from MIPS Technologies Inc., on which our microprocessor-based products are based. While the desktop microprocessor market is dominated by the Intel Corporation's "x86" complex instruction set computing, or CISC, architecture, several microprocessor architectures have emerged for other microprocessor markets. Because of their higher performance and smaller space requirements, most of the competing architectures, like the MIPSA architecture, are reduced instruction set computing, or RISC architectures. The MIPS architecture is widely supported through semiconductor design software, operating systems and companion integrated circuits. Because this license is the architecture behind our microprocessors, we must be able to retain the MIPS license in order to produce our follow-on microprocessor products.

PMC and its logo are our registered trademarks and service marks. We own other trademarks and service marks not appearing in this Annual Report. Any other trademarks used in this Annual Report are owned by other entities.

EMPLOYEES

As of December 31, 2001, we had 1,141 employees, including 711 in Research & Development, 125 in Production and Quality Assurance, 199 in Marketing and Sales and 106 in Administration. Our employees are not represented by a collective bargaining agreement. We have never experienced any work stoppage. We believe our employee relations are good.

ITEM 2.  Properties.

PMC leases or owns properties in twenty-six locations worldwide. Approximately 45% of the space leased by PMC is currently unoccupied. Pending sublease transactions and lease expiries will reduce the excess, uncommitted space to 39%.

We lease a total of 462,000 square feet in seven separate buildings in Santa Clara, California, to house the majority of our US design, engineering, product test, sales and marketing operations.

Our Canadian headquarters are located in Burnaby, British Columbia where we lease 254,000 square feet of office space in five separate buildings. These locations support a significant portion of our product development, manufacturing, marketing, sales and test activities. We also operate ten additional research & development centers: four in Canada, three in the US, two in Ireland and one in India.

We have twelve sales offices worldwide, with locations in Europe, Asia, and North America.

All of our offices are in leased premises. We also own two buildings on approximately 19 acres of land near our Canadian headquarters in Burnaby. The property was purchased as a development site and is being held with the eventual intention of building our own facility to replace our existing leased Burnaby premises.

ITEM 3. Legal Proceedings.

We are currently not engaged in legal proceedings that require disclosure under this item.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Stock Price Information. Our common stock trades on the Nasdaq National Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the Nasdaq National Market:

2000                                                     High        Low
                                                          -

First Quarter......................................     $245.44     $ 62.75
Second Quarter.....................................      231.56      118.44
Third Quarter......................................      245.00      169.81
Fourth Quarter.....................................      227.19       69.50

2001                                                     High        Low
                                                          -

First Quarter......................................     $105.94     $ 24.74
Second Quarter.....................................       44.81       19.12
Third Quarter......................................       36.87       10.05
Fourth Quarter.....................................       29.24        9.87


The prices presented above reflect a two-for-one stock split in the form of a 100% stock dividend that we issued on February 14, 2000.

To maintain consistency, the information provided above is based on calendar quarter ends rather than fiscal quarter ends. As of February 1, 2002, there were approximately 2,307 holders of record of our Common Stock.

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Our current bank credit agreement prohibits the payment of cash dividends without the approval of the bank.

ITEM 6.  Selected Financial Data

                                                                                 Year Ended December 31, (1)
                                                                          (in thousands, except for per share data)
                                                         ---------------------------------------------------------------------------
                                                             2001(2)        2000             1999           1998           1997 (3)
STATEMENT OF OPERATIONS DATA:
Net revenues                                              $   322,738    $   694,684      $   295,768    $   174,288    $   139,337
Cost of revenues                                              137,262        166,161           73,439         45,290         34,063
Gross profit                                                  185,476        528,523          222,329        128,998        105,274
Research and development                                      201,087        178,806           83,676         50,890         34,608
Marketing, general and administrative                          90,302        100,589           52,301         33,842         26,502
Amortization of deferred stock compensation
  Research and development                                     32,506         32,258            3,738          1,329              -
  Marketing, general and administrative                         8,678          4,006            1,383            140              -
Amortization of goodwill                                       44,010         36,397            1,912            915            300
Restructuring costs and other special charges                 195,186              -                -              -         (1,383)
Impairment of goodwill and purchased intangible assets        269,827              -                -          4,311              -
Costs of merger                                                     -         37,974              866              -              -
Acquisition of in process research and development                  -         38,200                -         39,176              -
Income (loss) from operations                                (656,120)       100,293           78,453         (1,605)        45,247
Gain (loss) on investments                                    (14,591)        58,491           26,800              -              -
Net income (loss)                                            (639,054)        75,298           71,829        (21,699)        30,535

Net income (loss) per share - basic:  (4)                 $     (3.80)   $      0.46      $      0.49    $     (0.16)   $      0.24
Net income (loss) per share - diluted:(4)                 $     (3.80)   $      0.41      $      0.45    $     (0.16)   $      0.23


Shares used in per share calculation - basic                  167,967        162,377          146,818        137,750        127,767
Shares used in per share calculation - diluted                167,967        181,891          160,523        137,750        134,133



BALANCE SHEET DATA:                                                               As of December 31, (1)
                                                                                      (in thousands)
                                                         ---------------------------------------------------------------------------

Working capital                                           $   214,471    $   340,986      $   191,019    $    83,039    $    61,752
Cash, cash equivalents and short-term investments             410,729        375,116          214,265        100,578         76,060
Long-term investment in bonds and notes                       171,025              -                -              -              -
Total assets                                                  855,341      1,126,090          388,750        225,303        161,454
Long-term debt (including current portion)                    275,470          2,333            9,198         16,807         16,873
Stockholders' equity                                          272,227        851,318          224,842        119,225         94,309


(1) The Company's fiscal year ends on the last Sunday of the calendar year. The reference to December 31 has been used as the fiscal year end for ease of presentation.

(2) Results for the year ended December 31, 2001 include a $20.7 million write-down of excess inventory recorded in cost of revenues and a $17.5 million charge for impairment of other investments recorded in gain (loss) on investments.

(3) Results for the year ended December 31, 1997 include a recovery of $1.4 million from the reversal of the excess accrued restructure charge resulting from the conclusion of a 1996 restructuring plan.

(4) Reflects 2-for-1 stock splits in the form of 100% stock dividends effective February 2000 and May 1999.

Quarterly Comparisons

The following tables set forth the consolidated statements of operations for each of the Company's last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In management's opinion, this quarterly information reflects all adjustments necessary for fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                           Quarterly Data (Unaudited)
                    (in thousands except for per share data)

                                                        Year Ended December 31, 2001              Year Ended December 31, 2000
                                               -------------------------------------------  ----------------------------------------
                                               Fourth (1)  Third      Second (2) First (3)     Fourth    Third      Second    First
STATEMENT OF OPERATIONS DATA:

Net revenues                                    $  47,157  $ 61,556  $  94,130  $ 119,895   $ 231,652 $ 198,152  $ 150,514 $ 114,366
Cost of revenues                                   26,142    24,359     48,834     37,927      57,718    46,582     35,689    26,172
Gross profit                                       21,015    37,197     45,296     81,968     173,934   151,570    114,825    88,194
Research and development                           41,145    48,705     53,769     57,468      58,009    49,682     38,857    32,258
Marketing, general and administrative              18,445    22,697     24,067     25,093      30,085    28,703     23,676    18,125
Amortization of deferred stock compensation:
  Research and development                          1,130     1,386      2,090     27,900      10,082    15,201      3,296     3,679
  Marketing, general and administrative             7,480       254        425        519       1,419     1,605        611       371
Amortization of goodwill                            2,392     5,996     17,811     17,811      17,680    17,770        488       459
Restructuring costs and other special charges     175,286         -          -     19,900           -         -          -         -
Impairment of goodwill and purchased
 intangible assets                                 80,785         -    189,042          -           -         -          -         -
Costs of merger                                         -         -          -          -       1,116    23,180      5,776     7,902
Acquisition of in process research and
 development                                            -         -          -          -           -    38,200          -         -
Income (loss) from operations                    (305,648)  (41,841)  (241,908)   (66,723)     55,543   (22,771)    42,121    25,400
Gain (loss) on investments                        (14,992)        -          -        401      17,208    14,173     22,993     4,117

Net income (loss)                               $(308,028) $(34,455) $(233,045) $ (63,526)  $  43,854 $ (34,645) $  48,574 $  17,515


Net income (loss) per share - basic (4)         $   (1.82) $  (0.20) $   (1.39) $   (0.38)  $    0.26 $   (0.21) $    0.30 $    0.11
Net income (loss) per share - diluted (4)       $   (1.82) $  (0.20) $   (1.39) $   (0.38)  $    0.24 $   (0.21) $    0.27 $    0.10

Shares used in per share calculation - basic      168,874   168,389    167,817    166,786     165,609   164,488    161,611   157,798
Shares used in per share calculation - diluted    168,874   168,389    167,817    166,786     184,245   164,488    180,694   177,658

(1) Results include a $6.5 million write-down of excess inventory recorded in cost of revenues and a charge of $17.5 million for impairment of other investments recorded in gain (loss) on investments.

(2) Results include a $12.1 million write-down of excess inventory recorded in cost of revenues.

(3) Results include a $2.1 million write-down of excess inventory recorded in cost of revenues.

(4) Reflects 2-for-1 stock splits in the form of 100% stock dividends effective February 2000 and May 1999.

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

These forward-looking statements apply only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described in this Annual Report and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

o    customer networking product inventory levels, needs and order levels;

o    revenues;

o the degree to which our future revenues are booked and shipped within the same reporting period, or "turns business";

o    gross profit;

o    research and development expenses;

o    marketing, general and administrative expenditures;

o    interest and other income;

o    capital resources sufficiency;

o    capital expenditures;

o    restructuring activities, expenses and associated annualized savings; and

o    our business outlook.

PMC releases earnings at regularly scheduled times after the end of each reporting period. Typically within one hour of the release, we will hold a conference call to discuss our performance during the period. We welcome all PMC stockholders to listen to these calls either by phone or over the Internet by accessing our website at www.pmc-sierra.com.

Comparison of Fiscal 2001, 2000 and 1999

Net Revenues ($000,000)

                                 2001       Change      2000       Change      1999
---------------------------------------------------------------------------------------
Networking products             $ 300.2     (55%)      $ 665.7      139%      $ 278.5

Non-networking products         $  22.5     (22%)      $  29.0       68%      $  17.3

Total net revenues              $ 322.7     (54%)      $ 694.7      135%      $ 295.8

Net revenues for 2001 decreased by $372.0 million, or 54%, from net revenues in 2000. In contrast, net revenues for 2000 were higher than net revenues in 1999 by $398.9 million, or 135%.

         Networking

Our networking revenues declined 55% in 2001 due to decreased unit sales of our networking products caused by reduced demand for our customers' products and excess inventories of our products accumulated by our customers in the prior year. Also included in the 55% decline in networking revenues was a 5% decline in the selling price of our products.

2000 networking revenues were 139% higher than networking revenues in 1999 due to an increase in customer demand that resulted from the growth of our customers' networking equipment businesses, our customers' continued transition from internally developed application specific semiconductors to our standard semiconductors, our introduction and sale of networking products that addressed additional network functions, and a significant increase in our customers' inventory of our products.

         Non-networking

Non-networking revenues declined 22% in 2001 compared to an increase of 68% in 2000. These changes reflect the volume of purchases made by our principal customer in this segment. In 1996, we discontinued development of follow-on products in this segment and we are now only fulfilling customer orders for previously developed products.

Gross Profit ($000,000)

                                        2001       Change      2000       Change      1999
---------------------------------------------------------------------------------------------
Networking products                    $ 176.1     (66%)      $ 515.7      141%      $ 214.4
 Percentage of networking revenues         59%                    77%                    77%

Non-networking products                $   9.4     (27%)      $  12.8       62%      $   7.9
 Percentage of non-networking revenues     42%                    44%                    46%

Total gross profit                     $ 185.5     (65%)      $ 528.5      138%      $ 222.3
 Percentage of net revenues                57%                    76%                    75%

Total gross profit for 2001 decreased by $343.0 million, or 65%, from gross profit in 2000. In contrast, 2000 gross profit was higher than gross profit in 1999 by $306.2 million, or 138%.

         Networking

Our networking gross profit decreased by $339.6 million in 2001. Over 80% of this dollar decrease was due to the reduction in our networking sales volume.

Our networking gross profit as a percentage of networking revenues decreased 18 percentage points from 77% in 2000 to 59% in 2001. This decrease resulted from the following factors:

o a $20.7 million write-down of excess inventory which lowered gross profit by 7 percentage points,

o a shift in product mix towards lower margin products, which lowered gross profit by 6 percentage points, and

o the effect of applying fixed manufacturing costs over reduced shipment volumes which lowered margins by 5 percentage points.

The $20.7 million write-down for excess inventory, which we recorded in cost of revenues, consisted of a $2.1 million charge in response to the cancellation of certain of our customers' programs plus a charge of $18.6 million for inventory levels in excess of estimated 12-month demand (see "Critical Accounting Policies and Significant Estimates").

Our networking gross profit increased by $301.3 million in 2000 due to increased sales volumes but did not change as a percentage of networking revenues between 1999 and 2000.

         Non-networking

Non-networking gross profit as a percentage of non-networking revenues decreased to 42% in 2001 from 44% in 2000 and 46% in 1999 due to a reduction in the selling price of our non-networking product.

Other Costs and Expenses ($000,000)



                                                  2001      Change      2000      Change     1999
-----------------------------------------------------------------------------------------------------
Research and development                        $ 201.1      12%      $ 178.8      114%      $  83.7
Percentage of net revenues                          62%                   26%                    28%

Marketing, general and administrative           $  90.3     (10%)     $ 100.6       92%      $  52.3
Percentage of net revenues                          28%                   14%                    18%

Amortization of deferred stock compensation
 Research and development                       $  32.5       1%      $  32.3      773%      $   3.7
 Marketing, general and administrative              8.7     118%          4.0      186%          1.4
                                               ------------------------------------------------------
                                                $  41.2      13%      $  36.3      612%      $   5.1
Percentage of net revenues                          13%                    5%                     2%

Amortization of goodwill                        $  44.0               $  36.4                $   1.9
Percentage of net revenues                          14%                    5%                     1%

Costs of merger                                      -                $  38.0                $   0.9
Percentage of net revenues                           -                     5%                     -

In process research and development                  -                $  38.2                     -
Percentage of net revenues                           -                     5%                     -

Restructuring costs and other special charges   $ 195.2                    -                      -
Percentage of net revenues                          60%                    -                      -

Impairment of goodwill and purchased
 intangible assets                              $ 269.8                    -                      -
Percentage of net revenues                          84%                    -                      -


         Research and Development Expenses

Our research and development, or R&D, expenses were $201.1 million in 2001, $178.8 million in 2000, and $83.7 million in 1999, an increase of 12% in 2001 compared to 2000 and an increase of 114% in 2000 compared to 1999.

R&D expenses for 2001 were higher than 2000 as the effect of increased hiring and expansion of development programs and costs during 2000 was only partially offset by the restructuring and cost reduction programs implemented in 2001. (See "Restructuring and other special charges".)

Although we implemented two restructuring plans during the first and fourth quarters of 2001, our total R&D expenses increased because we had made substantial additions to our personnel and tools during the latter part of 2000 and we have realized less than 3 months' savings from our fourth-quarter restructuring. While we reduced our R&D personnel by 34% by the end of 2001 from the end of 2000, our personnel and related costs for 2001 exceeded 2000 by approximately $7.2 million. We also increased our tools and equipment costs by $11.8 million due to our continued investment in new tools and equipment in support of our continuing research and development efforts.

Our 2001 R&D expenses also increased by $4.2 million as a result of acquisitions that we completed during 2000 and accounted for under the purchase method.

In 2000, our R&D expenditures increased by 114% over 1999 due to a $51.5 million increase in personnel and related costs as a result of internal hiring and acquisitions, and a $36.1 million increase in service and material costs associated with our expanding product development efforts. Our 2000 R&D expenses also increased by $7.4 million as a result of acquisitions that we completed during 2000 and accounted for under the purchase method.

Our R&D expenses increased as a percentage of net revenues in 2001 due to the 54% decline in our 2001 net revenues. The expenses decreased as a percentage of net revenues in 2000 as a result of the 139% growth in our net revenues that year.


         Marketing, General and Administrative Expenses

Our marketing, general and administrative, or MG&A, expenses decreased by 10% to $90.3 million in 2001 from $100.6 million in 2000.

The $10.3 million decrease in our MG&A expenses was largely due to a $12 million reduction in sales commissions as a result of the decline in our revenues. MG&A expenses increased by approximately $1.2 million in 2001 as a result of the full year impact of acquisitions made during 2000 that were accounted for under the purchase method.

Through our two restructuring programs in 2001, we reduced our MG&A personnel by 30% from the end of the preceding year. However, due to growth in the latter part of 2000, this reduction in MG&A personnel resulted in only a 3% year-over-year decrease in MG&A personnel costs. Recruitment costs decreased in 2001 due to less hiring activity. These savings were offset by increases in the cost of facilities due to the prior year's expansion. Our restructurings resulted in excess space when we reduced our personnel in 2001. (See "Restructuring and other special charges".)

Our MG&A spending in 2000 increased 92% from 1999. In 2000, we increased our personnel and recruitment costs by $20 million and expanded our facilities and related costs by more than $8 million due to the addition of new personnel. We also increased the size of our direct sales force in 2000 and incurred $10.7 million more in commissions as a result of our increased revenues. MG&A expenses also increased by approximately $1.8 million in 2000 as a result of acquisitions made during 2000 that were accounted for under the purchase method.

MG&A expenses as a percentage of net revenues increased in 2001 and decreased in 2000 because many of our MG&A costs are relatively fixed in the short term. As a result, these expenses will generally decline as a percentage of revenue in periods of rising revenues and may increase as a percentage of revenue in periods of declining revenues.

         Amortization of Deferred Stock Compensation

We recorded total deferred stock compensation expense of $41.2 million in 2001 compared to $36.3 million in 2000 and $5.1 million in 1999.

In 2001, our amortization of deferred stock compensation increased compared to 2000 due to accelerated vesting related to certain employees terminated as a result of our two restructurings.

Our acquisitions of AANetcom, Abrizio, QED, SwitchOn, Toucan, and Extreme in 2000 contributed $16.2 million to deferred stock compensation amortization in 2000 and all of the expense in 1999. An additional, $20.1 million of the expense in 2000 related to the unearned compensation recognized on the Malleable and Datum purchase acquisitions.


         Amortization of Goodwill and Impairment of Intangibles

Non-cash goodwill charges increased to $44.0 million in 2001 from $36.4 million in 2000 and $1.9 million in 1999 primarily as a result of the goodwill recorded in connection with the Malleable and Datum acquisitions, which were completed in mid 2000.

During the second quarter of 2001, we discontinued further development of the technology acquired in the purchase of Malleable. We do not expect to have any future cash flows related to the Malleable assets and have no alternative use for the technology. Accordingly, we recorded an impairment charge of $189.0 million, equal to the remaining net book value of goodwill and intangible assets related to Malleable. As a result, there was no remaining Malleable goodwill or intangibles to amortize in the second half of 2001.

In the fourth quarter of 2001, due to a continued decline in current market conditions and a delay in the introduction of certain products to the market, we completed an assessment of the future revenue potential and estimated costs associated with all acquired technologies. As a result of this review, we recorded an impairment charge of $79.3 million related to the acquired goodwill and intangibles recognized in the purchase of Datum. The impairment charge was calculated by the excess of the carrying value of assets over the present value of estimated future cash flow related to these assets. The impairment charge reduced the amounts subject to amortization for the remainder of the year.


         Costs of Merger

We did not make any pooling acquisitions and therefore, did not incur any merger costs in 2001.

In 2000, we completed five pooling acquisitions and incurred $38.0 million of merger costs. In 1999, we completed one pooling acquisition and incurred $0.9 million of merger costs. These charges consist primarily of investment banking and other professional fees.

         In Process Research and Development ("IPR&D")

IPR&D charges were $38.2 million in 2000. There were no IPR&D charges in 2001 or 1999.

The amounts expensed to in process research and development in 2000 arose from the acquisitions of Malleable and Datum. We did not make any acquisitions that were accounted for using the purchase method in 2001 or 1999.

We calculated the charge for IPR&D related to Malleable and Datum by determining the fair value of the existing products as well as the technology that was currently under development using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. These projected future cash flows were further adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition.

These forecasted cash flows were then discounted based on rates derived from our weighted average cost of capital, weighted average return on assets and venture capital rates of return adjusted upward to reflect additional risks inherent in the development life cycle. The risk adjusted discount rates used involved consideration of the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. After considering these factors, we determined risk adjusted discount rates of 35% and 30% for Malleable and Datum, respectively.

In our opinion, the pricing model used for products related to these acquisitions were standard within the high-technology industry and the estimated IPR&D amounts so determined represented fair value and did not exceed the amounts that a third party would have paid for these projects. When we acquired these companies, we did not expect to achieve a material amount of expense reduction or synergies as a result of integrating the acquired in process technology. Therefore, the valuation assumptions did not include anticipated cost savings.

A description of the IPR&D projects acquired is set forth below:

The in process technology acquired from Malleable was planned to detect incoming voice channels and process them using voice compression algorithms. The compressed voice was to be converted, using the appropriate protocols, to ATM cells or IP packets to achieve higher channel density and support multiple speech compression protocols and different packetization requirements. At the date of acquisition we estimated that Malleable's technology was 58% complete and the costs to complete the project to be $4.4 million.

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

Progress on the technology acquired from Malleable was slower than originally estimated and as a result, costs incurred on this project exceeded our original estimates. In the second quarter of 2001, we discontinued development of this technology and recorded an impairment charge related to the Malleable goodwill and purchased intangible assets (see "Amortization of Goodwill and Impairment of Intangibles").

Development of the chip incorporating the technology acquired from Datum was completed in the fourth quarter of 2000 and the costs incurred to that date were in line with our initial expectations. Since then, we have completed the required firmware related to this chip and have extended development of the Datum technology to a follow-on product. The general economic slowdown has delayed the introduction of the third generation base stations into which we expect to incorporate our technology, but we expect these products to begin generating revenues in the second quarter of 2002.

As a result of the delay in introduction of the third generation base stations, we failed to achieve the revenues, net income, and return on investment expected at the time that the acquisition was completed. We recorded an impairment charge related to the Datum goodwill and purchased intangible assets during the fourth quarter of 2001 (see "Amortization of Goodwill and Impairment of Intangibles").


         Restructuring and other special charges

Restructuring - March 26, 2001

In the first quarter of 2001, we implemented a restructuring plan in response to the decline in demand for our networking products and consequently recorded a restructuring charge of $19.9 million. Prior to the end of the first quarter, management approved the restructuring plan committing PMC to the termination of 223 employees, the consolidation of a number of facilities and the curtailment of certain research and development projects. Employees terminated under this plan were advised prior to the end of the quarter of the termination benefits to which they were entitled.

The elements of the accrued restructuring costs related to the March 2001 restructuring plan are as follows:

                                                  Total Charge     Noncash     Cash      Restructuring Liability at
(in thousands)                                   March 26, 2001    Charges    Payments      December 31, 2001
--------------------------------------------------------------------------------------------------------------------

  Workforce reduction                               $  9,367       $     -    $  (7,791)           $ 1,576

  Facility lease and contract settlement costs         6,545             -       (3,917)             2,628

  Write-down of property and equipment, net            3,988        (3,988)           -                  -
--------------------------------------------------------------------------------------------------------------------

Total                                               $ 19,900       $(3,988)   $ (11,708)           $ 4,204
                                                ====================================================================

Workforce reduction includes the cost of severance and related benefits of 223 employees affected by the restructuring. These terminations were spread across all business functions, with approximately 70% occurring in Research and Development and the remainder occurring in Sales, Marketing and Administrative and Production departments.

Facility lease and contract settlement costs include: (i) lease termination payments and other costs related to the closure of certain corporate facilities, sales offices and research and development centers for activities that have been exited or restructured; and (ii) penalties incurred due to our withdrawal from certain purchase contracts.

Certain leasehold improvements located at the closed facilities and computer equipment and software licenses were determined to be impaired as a result of the restructuring activities and were written down to estimated fair market value, net of disposal costs.

We expect to complete the restructuring activities contemplated in the March 2001 plan by the end of March 2002. Upon conclusion of these restructuring activities, we expect to achieve annualized savings of approximately $28.2 million in cost of revenues and operating expenses.


Restructuring - October 18, 2001

Due to the continued decline in market conditions, we implemented a second restructuring plan in the fourth quarter of 2001 to reduce our operating cost structure. Prior to the end of the fourth quarter, management approved the second restructuring plan committing PMC to the termination of 341 employees, the consolidation of additional excess facilities, and the curtailment of additional research and development projects. Employees terminated under this plan were advised prior to the end of the quarter of the termination benefits to which they were entitled. As a result, we recorded a second restructuring charge of $175.3 million in our fourth quarter.

The elements of the accrued restructuring costs related to the October 2001 restructuring plan are as follows:


                                                       Total Charge         Noncash         Cash     Restructuring Liability at
(in thousands)                                       October 18, 2001       Charges       Payments        December 31, 2001
--------------------------------------------------------------------------------------------------------------------------------

  Workforce reduction                                   $  12,435          $      -      $ (5,651)            $   6,784

  Facility lease and contract settlement costs            150,610                 -          (400)              150,210

  Write-down of prepaid software licenses                   2,329            (2,329)                                  -

  Write-down of property and equipment, net                 9,912            (9,912)            -                     -
--------------------------------------------------------------------------------------------------------------------------------
Total                                                   $ 175,286          $(12,241)     $ (6,051)            $ 156,994
                                                 ===============================================================================

Workforce reduction includes the cost of severance and related benefits of 341 employees affected by the restructuring. These terminations were spread across all business functions, with approximately 64% occurring in Research and Development and the remainder occurring in Sales, Marketing and Administrative and Production departments.

Facility lease and contract settlement costs include: (i) lease termination and other costs related to the closure of corporate facilities as a result of this restructuring; and (ii) penalties incurred due to our withdrawal from certain purchase contracts. A significant component of this charge for excess facilities relates to a 10-year Santa Clara, CA building lease committed to in 2000. The charge for this excess facility is recorded net of expected future sublease revenue. See "Critical Accounting Policies and Significant Estimates".

Certain leasehold improvements located at the closed facilities and computer equipment, software licenses, and related software maintenance prepayments were written down to estimated fair market value, net of disposal costs.

We expect to complete the restructuring activities contemplated in the October 2001 restructuring plan by the fourth quarter of 2002. Upon conclusion of these restructuring activities, we expect to achieve additional annualized savings of approximately $67.6 million in cost of revenues and operating expenses.


Interest and Other Income, Net ($000,000)

                                  2001     Change     2000     Change     1999
--------------------------------------------------------------------------------
Interest and other income, net   $ 13.9     (26%)    $ 18.9     139%     $  7.9
Percentage of net revenues           4%                  3%                  3%


Net interest and other income declined in 2001 by $5.0 million, or 26%.

Excluding interest expense and the amortization of debt financing costs, interest and other income for 2001 was $19.0 million as compared to $19.8 million in 2000. The amount for 2000 included income of $0.6 million related to an investee accounted for under the equity method in 2000. While our interest income declined by approximately $3.2 million as a result of a decline of average yields on our cash, short term and long term investments, or "cash balances", this decline was offset by an additional $3.0 million in interest income from an overall increase in our cash balances.

Our interest expense increased to $4.3 million in 2001 from $0.8 million in 2000 as a result of the interest expense incurred on convertible notes issued in August 2001 (see "Liquidity and Capital Resources" below). We also incurred an incremental $0.6 million in amortized debt issuance costs incurred in 2001 as a result of the issuance of our convertible notes.

Our net interest income increased in 2000 compared to 1999 as a result of higher cash balances available to earn interest. Other income in 2000 and 1999 included income from an equity interest in another company of $0.6 million and $0.8 million, respectively. We decreased interest expense from loans and capital leases to $0.8 million in 2000 from $1.5 million in 1999 by retiring debt from loans and capital leases.


Gain (Loss) on Investments ($000,000)

                                  2001     Change     2000     Change     1999
--------------------------------------------------------------------------------
Gain(loss) on investments       $(14.6)    (125%)    $ 58.5     118%     $ 26.8
Percentage of net revenues          -5%                  8%                  9%


We reported a net loss on investments of $14.6 million in 2001, and gains on investments of $58.5 million in 2000 and $26.8 million in 1999.

In 2001, we recorded $2.9 million of gains on the sale of a portion of our investment in Sierra Wireless, Inc., a public company, as well as other investments. These gains were offset by a $17.5 million charge to recognize the impairment of our investments in non-public entities. See "Critical Accounting Policies and Significant Estimates".

In 2000, gains of $54.4 million resulted from the sale of a portion of our investment in Sierra Wireless, Inc. Additionally, we sold our remaining shares of Cypress Semiconductor, Inc. resulting in a gain of $4.1 million.

In 1999, we recorded gains of $14.5 million from the sale of a portion of our Sierra Wireless shares. During the year, we also had an investment in IC Works, Inc., or ICW, a private company that was subsequently purchased by Cypress Semiconductor, a public company. As a result of that transaction, we exchanged our preferred shares of ICW for common shares of Cypress Semiconductor. We disposed of a portion of our shares in Cypress Semiconductor, resulting in a gain of $12.3 million.


         Provision for Income Taxes.

Our annual effective tax rate for the year ended December 31, 2001 was a recovery of 2.7%. Excluding the effects of non-deductible goodwill, deferred stock compensation amortization, and impairment of purchased intangibles, the effective income tax rate for 2001 was a recovery of 21.7% compared to the statutory tax rate of 35%. Our effective tax rate was lower than the statutory rate as a result of a valuation allowance provided on deferred tax assets that were uncertain of being realized.

Our annual effective tax rate for the year ended December 31, 2000 was an expense of 57.6% compared to a statutory tax rate of 35%. Our increased effective tax rate primarily reflects the higher provision for income taxes for our Canadian subsidiary and the non-tax deductible charges for in process research and development, goodwill amortization, deferred stock compensation and acquisition costs related to acquisitions completed during the year. These factors were partially offset by the utilization of tax losses and other deferred tax assets for which benefits were previously not recognized.

Our annual effective tax rate for the year ended December 31, 1999 was 36.5%, which approximated the statutory tax rate of 35%.

We have provided a valuation allowance on certain of our deferred tax assets because of uncertainty regarding their realizability.

See Note 12 to the Consolidated Financial Statements for additional information regarding income taxes.


         Recently issued accounting standards.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standard No.142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The impairment test is a two-step process. First, the fair value of a reporting unit is compared to its carrying value to identify possible impairment and then, if necessary, the impairment is measured through a deemed purchase price allocation. Under this standard, we will also be required to review the useful lives of acquired goodwill and intangible assets at least annually.

We will adopt SFAS 141 and 142 on a prospective basis as of January 1, 2002. The adoption of SFAS 141 is not expected to have a material effect on our financial position, results of operations and cash flows unless we acquire significant additional companies.

In 2002, we will no longer amortize goodwill pursuant to SFAS 142, thereby eliminating annual goodwill amortization of approximately $2.0 million. Goodwill amortization for the year ended December 31, 2001 was $44.0 million. Unamortized goodwill as of December 31, 2001 was $7.1 million. We will complete an initial goodwill impairment assessment in the second quarter of 2002 to determine if a transition impairment charge should be recognized under SFAS 142.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a business segment. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Statement also broadens the presentation of discontinued operations to include disposals of a component of an entity and provides additional implementation guidance with respect to the classification of assets as held-for-sale and the calculation of an impairment loss. We are required to adopt SFAS 144 effective January 1, 2002. We do not expect the adoption of SFAS 144 to have a material impact on our financial statements.


Critical Accounting Policies and Significant Estimates

         Our significant accounting policies are outlined within Item 8 as Note 1 to the Financial Statements and Supplementary Data. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. The following items require the most significant judgment and involve complex estimation:

         Restructuring charges  - Facilities

In calculating the cost to dispose of our excess facilities we had to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs we performed an assessment of the affected facilities and considered the current market conditions for each site. We recorded a charge of $155 million for the restructuring of excess facilities as part of the restructuring plan, which was approximately 53% of the estimated total future operating cost and lease obligation for those sites. Our assumptions on either the lease termination payments, operating costs until terminated, or the offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates.

         Inventory

We periodically compare our inventory levels to sales forecasts for the future twelve months on a part by part basis and record a charge for inventory on hand in excess of the estimated twelve month demand. In 2001, our inventory of networking products exceeded estimated 12-month demand by $20.7 million and we recorded a charge of that amount. If future demand for our products continues to decline, we may have to take an additional write-down of inventory.

         Income Taxes

We have incurred losses and other costs that can be applied against future taxable earnings to reduce our tax liability on those earnings. As we are uncertain of realizing the future benefit of those losses and expenditures, we have taken a valuation allowance against all domestic deferred tax assets and recorded only deferred tax assets that can be applied in currently taxable foreign jurisdictions.

         Goodwill

As part of our restructuring plan, we discontinued further development of the technology acquired in the purchase of Malleable Technologies, Inc. We estimated that we would not receive any future cash flows related to these assets, and recorded an impairment of the remaining net book value of the goodwill and intangible assets related to Malleable of $189 million.

We also performed a review of the technology and assets acquired in the purchase of Datum Telegraphic, Inc. We estimated the future cash flows of those assets in light of continued weak industry conditions, lower market growth expectations, and delays in our customers' clients moving to next generation wireless services where the Datum technology can be used. Based on the discounted values of those cash flows, we recorded an impairment charge of $79.3 million of the remaining net book value of goodwill and intangible assets related to Datum. Failure to achieve the revised levels of revenues and net income will negatively impact the revised return on investment and may result in further impairment of the goodwill and purchased intangible assets related to Datum.

         Investment in Non-Public Entities

We have invested in non-public companies and in venture capital funds, which we review periodically to determine if there has been a non-temporary decline in the market value of those investments below our carrying value. Our assessment of impairment in carrying value is based on the market value trends of similar public companies, the current business performance of the entities in which we have invested, and if available, the estimated future market potential of the companies and venture funds. We recorded an impairment of our investments in non-public entities of $17.5 million in the fourth quarter of 2001. When we perform future assessments of these investments, a further decline in the value of these companies and venture funds may require us to recognize additional impairment on the remaining $12.4 million investment.

Business Outlook

Our networking revenues declined in 2001 compared to 2000 because:

o in reaction to lower than expected demand for network services and rising debt levels, network service providers spent less on the networking equipment that our customers sell and which include our networking products, and

o our customers consumed a portion of the significant excess inventories of our networking products that they accumulated in 2000 and the first quarter of 2001.

Most of our networking customers' clients have announced further anticipated declines in expenditures on our customers' equipment and some have either filed or will soon file for bankruptcy protection. Most of our customers continue to restructure their operations, cut significant product development efforts, reduce their excess component inventories, and divest parts of their operations.

While we expect the networking equipment industry downturn to continue into 2002, we believe that our customers and their contract manufacturers have depleted a significant portion of their inventories of our networking products. In addition, we believe our customers have designed more of our next generation networking semiconductors into their equipment than in prior years. This suggests that our networking revenues will stabilize in 2002, albeit at lower levels than in 2001. We expect to experience quarterly sequential growth in the first quarter of 2002. We expect that the pattern of our quarterly networking revenues to be volatile in 2002 as a result of fluctuating customer demand forecasts and inventory levels. At any time our networking revenues may decline further if our customers' clients announce further reductions in spending on our customers' equipment. Recent news releases indicate that network service providers continue to struggle financially and may further decrease expenditures on our customers' products.

We expect sales of our non-networking device to decline significantly by the second quarter of 2002 as the next generation product that our principal customer has designed no longer incorporates our non-networking device.

We expect our total R&D and MG&A expenses to decline in 2002 as compared to 2001 as a result of the two restructurings we undertook in 2001. We estimate that our quarterly overhead expenses will be in the mid $50 million range, excluding any special charges, for the foreseeable future.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. We will not amortize goodwill in 2002. We will complete an initial goodwill impairment assessment in the second quarter of 2002 to determine if a transition impairment charge should be recognized under SFAS 142.

We anticipate that interest and other income will decline significantly in 2002 as compared to 2001 because we expect to earn lower average yields on our cash balances and expect to consume cash throughout 2002 for operations.

Liquidity and Capital Resources

We have no special purpose entities and no undisclosed borrowings or debt. We have not entered into any derivative contracts other than our convertible notes and through our stock option plans, and we have not entered into any synthetic leases. We contribute only cash to our employees' 401 K and other pension plans.

Our principal source of liquidity at December 31, 2001 was our cash, cash equivalents and short-term investments of $410.7 million, which increased from $375.1 million at the end of 2000. At the end of 2001, we also held $171 million in investments in bonds and notes with maturities between 12 and 30 months. We had no such investments at the end of 2000.

During 2001, we used $53.2 million in cash for operating activities. Our net loss of $639.1 million included non-cash charges of $269.8 million for impairment of intangible assets, $46.8 million for amortization of intangibles, $51.2 million for depreciation, $41.2 million for amortization of deferred stock compensation, $20.7 million for an excess inventory write-down, $17.5 for impairment of other investments, and $16.2 million of non-cash restructuring costs. In addition, we recognized $2.9 million of gains on the sale of investments.

With respect to changes in working capital, we generated cash by decreasing our accounts receivable by $77.8 million and our prepaid expenses by $6.1 million. We used cash to decrease our accounts payable and accrued liabilities by $30 million, deferred income by $36.4 million and income taxes payable by $43.7 million. By the end of 2001, we had $161.2 million in accrued restructuring costs that we expect will consume cash in future periods.

Our year to date investing activities include the maturity of and reinvestment in short-term investments. We also invested $197.1 million in bonds and notes with maturities between 12 and 30 months, $26.1 million of which were reclassified as short-term investments at the end of 2001. We purchased $27.8 million of property and equipment, $4.2 million in other investments and assets, net of sales, and reduced total wafer fabrication deposits by $1 million.

Our financing activities in 2001 generated $290.2 million. We received $24.8 million of proceeds from issuing common stock upon exercise of stock options and used $1.7 million for debt and capital lease repayments during 2001. In 2001 we received net proceeds of $267.2 million by issuing $275.0 million of convertible subordinated notes. The notes are subordinated to all of our senior debt, pay a 3.75% coupon of approximately $5.2 million on February 15 and August 15 of each year, and mature on August 15, 2006. The notes are convertible into shares of our common stock at a conversion price of approximately $42.43 per share, and are subject to restrictive covenants including those concerning payments on the notes and other indebtedness. In the event of a change in control of PMC, the noteholders may require us to repurchase their notes.

We have a line of credit with a bank that allows us to borrow up to $25 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent. At December 31, 2001, we committed approximately $5.3 million of this facility under letters of credit as security for a leased facility. These letters of credit renew automatically each year and expire in 2011.

We have commitments made up of the following:


Year Ending December 31, 2001 (in thousands)                     Payments Due by Period
--------------------------------------------------------------------------------------------------------
                                                          Less than                             After 5
Contractual Obligations                            Total    1 Year     1-3 Years   4-5 Years      Years
Capital Lease Obligations                           470       470           -            -           -
Operating Lease Obligations:
  Minimum Rental Payments                       303,357    31,747      63,306       60,996     147,308
  Estimated Operating cost payments              69,466     7,513      14,725       15,927      31,301
Long Term Debt                                  275,000         -           -      275,000           -
                                              ----------------------------------------------------------
                                                648,293    39,730      78,031      351,923     178,609
Venture Investment Commitments (see below)       40,700  ===============================================
                                              ----------
Total Contractual Cash Obligations              688,993
                                              ==========

In connection with the restructuring plans implemented in 2001, we recorded a charge of $128.3 million for exiting and terminating operating lease facilities included in the above table.

We participate in four professionally managed venture funds that invest in early-stage private technology companies in markets of strategic interest to us. From time to time these funds request additional capital for private placements. We have committed to invest an additional $40.7 million into these funds, which may be requested by the fund managers at any time over the next eight years.

We believe that existing sources of liquidity will satisfy our projected restructuring, operating, working capital, venture investing, debt interest, capital expenditure and wafer deposit requirements through the end of 2002. We expect to spend approximately $25 million on new capital additions during 2002.


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

As a result of these factors, we have very limited revenue visibility and the rate by which revenues are booked and shipped within the same reporting period is typically volatile. In addition, our net bookings can vary sharply up and down within a quarter.

         Our revenues have declined due to reduced demand in the markets we serve, and may decline further in 2002.

Several of our customers' clients have reported lower than expected demand for their services or products, which has resulted in poor operating results and difficulty in accessing the capital needed to build their networks or survive to profitability. Many of these companies are facing increased competition and have either filed for bankruptcy or may become insolvent in the near future.
Concurrently, many of our customers' more viable network service provider clients have accumulated significant debt loads to finance capital projects that have yet to generate significant positive cash flows. Recent news releases further indicate that carriers continue to struggle financially and may further decrease expenditures on our customers' products.

Consequently, most of our customers' clients have announced significant reductions in current and forecasted expenditures on the equipment our customers sell and have adjusted these expenditures toward equipment which may generate financial return in a shorter time horizon. This equipment may not incorporate, or may incorporate fewer, of our products.

In response to the actual and anticipated declines in networking equipment demand, many of our customers and their contract manufacturers have undertaken initiatives to significantly reduce expenditures and excess component inventories. Consequently, they have canceled or rescheduled orders for our networking products. Many platforms in which our products are designed have been cancelled as our customers cancel or restructure product development initiatives or as venture-financed startup companies fail. Our revenues may be materially and adversely impacted beyond 2001 if these conditions continue or worsen.

Our customers' actions have materially and adversely impacted our revenues, reduced our visibility of future revenue streams, caused an increase in our inventory levels, and made a portion of our inventory obsolete. In addition, because some of our costs are fixed in the short term, the reduction in demand for our products has caused our gross and net profit margins to decline.

While we believe that our customers and their contract manufacturers are consuming a portion of their inventory of PMC products, we believe that those inventories as well as the weakened demand that our customers are experiencing for their products, will continue to depress revenues and profit margins beyond 2001 (see "Business Outlook" above). We cannot accurately predict when demand will strengthen or how quickly our customers will consume their inventories of our products.

         Our customers may cancel or delay the purchase of our products for reasons other than the industry downturn described above.

Many of our customers have numerous product lines, numerous component requirements for each product, sizeable and complex supplier structures, and often engage contract manufacturers to supplement their manufacturing capacity. This makes forecasting their production requirements difficult and can lead to an inventory surplus of certain of their components.

Our customers often shift buying patterns as they manage inventory levels, decide to use competing products, are acquired or divested, market different products, or change production schedules.

In addition, we believe that uncertainty in our customers' end markets and our customers' increased focus on cash management has caused our customers to delay product orders and reduce delivery lead-time expectations. We expect this will increase the proportion of our networking revenues in future periods that will be from orders placed and fulfilled within the same period. This will decrease our ability to accurately forecast, and may lead to greater fluctuations in, operating results.

         We occasionally estimate the size and consumption of our customers' inventories of our products. These estimates are based on our limited survey of selected contract manufacturers and our largest original equipment manufacturer, or OEM, customers. Our analysis is intended only to provide us with some information about our market to assist in our forecasts, which are limited by the precision of the data we obtain.

o Our surveys are not comprehensive. For instance, we do not include all contract manufacturers or most of our other customers, so our overall estimates may be understated and we cannot accurately forecast inventory consumption by these customers.

o We are unable to obtain accurate data from survey respondents about the degree to which our products are included in their work in progress and finished goods inventories, so our estimates of their inventories of our products may be understated.

o We do not verify or crosscheck the information we receive from the companies we survey.

o We obtain this information over extended periods and do not adjust the information for the time at which a response was received.

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

Even if our survey proves accurate, our estimate of when these contract manufacturers and large OEM customers will consume their inventory and return to purchasing products from us may not be accurate for the following reasons:

o Contract manufacturers and OEMs who consume their inventories of our products may buy units from our distributors' existing inventories before they start buying additional units from us. While we will recognize sales by our major distributor as revenue, those sales will not result in additional cash flow.

o Customer inventory consumption may not correlate with purchases of product from our inventories or the inventories of our distributors. The PMC products that our customers require may shift as the technologies underlying their new products evolve.

         We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern.

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and Lucent Technologies each accounted for more than 10% of our fiscal 2001 revenues. Both of these companies have recently announced order shortfalls for some of their products.

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

As a result of the industry-wide reduction in capital spending and resulting significant decrease in demand for our products, we determined that we had inventory levels that exceeded our anticipated demand over the next twelve months. Accordingly, in 2001 we recorded an inventory write-down of $20.7 million related to excess inventory on hand. The inventory reserve was based on our revenue expectations through 2002. If future demand of our products does not meet our expectations, we may need to take an additional write-down of inventory.

         If the recent trend of consolidation in the networking industry continues, many of our customers may be acquired, sold or may choose to restructure their operations, which could lead those customers to cancel product lines or development projects and our revenues could decline.

The networking equipment industry is experiencing significant merger activity and partnership programs. Through mergers or partnerships, our customers could seek to remove duplication or overlap in their product lines or development initiatives. This could lead to the cancellation of a product line into which our products are designed or a development project in which we are participating. In the case of a product line cancellation, our revenues could be negatively impacted. In the case of a development project cancellation, we may be forced to cancel development of one or more products, which could mean opportunities for future revenues from this development initiative could be lost.

Design wins do not translate into near-term revenues and the timing of revenues from newly designed products is often uncertain.

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

Our revenue expectations may include growing sales of newer semiconductors based on early adoption of those products by customers. These expectations would not be achieved if early sales of new system level products by our customers do not increase over time. We may experience this more with design wins from early stage companies, who tend to focus on leading-edge technologies which may be adopted less rapidly in the current environment by telecommunications service providers.

Our restructurings have curtailed our resources and may have insufficiently addressed market conditions.

On March 26 and October 18, 2001, we announced plans to restructure our operations in response to the decline in demand for our networking products. The restructuring plans included a workforce reduction of 564 employees, consolidation of excess facilities, and contract settlement activities. As a result of our restructuring plans, we recorded a charge of $195.2 million in 2001, which represents management's best estimate, and which may require adjustment in the future.

We implemented this restructuring in an effort to bring our expenses into line with our reduced revenue expectations. However, for at least 2002, we do not expect that these measures will be sufficient to offset lower revenues, and as such, we expect to continue to incur net losses.

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

We are experiencing significantly greater competition from many different market participants as the market in which we participate matures. In addition, we are expanding into markets, such as the wireless infrastructure and generic microprocessor markets, which have established incumbents with substantial financial and technological resources. We expect fiercer competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

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

In addition, as a result of the industry downturn, and as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in OEM equipment, OEMs are becoming more price conscious than in the past. We have also experienced increased price aggressiveness from some competitors that wish to enter into the market segments in which we participate. These circumstances may make some of our products price-uncompetitive or force us to match low prices. We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

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

         Increasing competition in our industry will make it more difficult to achieve design wins.

We face  significant  competition  from three major  fronts.  First,  we compete against established peer-group semiconductor companies that focus on the communications semiconductor business. These companies include Agere Systems, Applied Micro Circuits Corporation, Broadcom, Exar Corporation, Conexant Systems, Marvell Technology Group, Multilink Technology Corporation, Transwitch and Vitesse Semiconductor. These companies are well financed, have significant communications semiconductor technology assets, have established sales channels, and are dependent on the market in which we participate for the bulk of their revenues.

Other competitors include major domestic and international semiconductor companies, such as Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, Motorola, Nortel Networks, and Texas Instruments. These companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate. This represents a serious competitive threat to us.

Emerging venture-backed companies also provide significant competition in our segment of the semiconductor market. These companies tend to focus on specific portions of our broad range of products and in the aggregate, represent a significant threat to our product lines. In addition, these companies could introduce disruptive technologies that may make our technologies and products obsolete.

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

We sell products to a market whose characteristics include rapidly evolving industry standards, product obsolescence, and new manufacturing and design technologies. Many of the standards and protocols for our products are based on high-speed networking technologies that have not been widely adopted or ratified by one or more of the standard-setting bodies in our customers' industry. Our customers often delay or alter their design demands during this standard-setting process. In response, we must redesign our products to suit these changing demands. Redesign usually delays the production of our products. Our products may become obsolete during these delays.

         Since many of the products we develop do not reach full production sales volumes for a number of years, we may incorrectly anticipate market demand and develop products that achieve little or no market acceptance.

Our   products   generally   take   between  18  and  24  months  from   initial
conceptualization to development of a viable prototype, and another 6 to 18 months to be designed into our customers' equipment and into production. Our products often must be redesigned because manufacturing yields on prototypes are unacceptable or customers redefine their products to meet changing industry standards or customer specifications. As a result, we develop products many years before volume production and may inaccurately anticipate our customers' needs.


We are exposed to the credit risk of some of our customers and we may have difficulty collecting receivables from customers based in foreign countries.

Many of our customers employ contract manufacturers to produce their products and manage their inventories. Many of these contract manufacturers represent greater credit risk than our networking equipment customers, who generally do not guarantee our credit receivables related to their contract manufacturers.

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

The timing of revenues from newly designed products is often uncertain. In the past, we have had to redesign products that we acquired when buying other businesses, resulting in increased expenses and delayed revenues. This may occur in the future as we commercialize the new products resulting from acquisitions.


The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could adversely affect the market acceptance of new products and damage our reputation with current or prospective customers.

Although we, our customers and our suppliers rigorously test our products, our highly complex products regularly contain defects or bugs. We have in the past experienced, and may in the future experience, these defects and bugs. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products. This could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers.

We may have to invest significant capital and other resources to alleviate problems with our products. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.


The loss of personnel could preclude us from designing new products.

To succeed, we must retain and hire technical personnel highly skilled at the design and test functions needed to develop high-speed networking products and related software. The competition for such employees is intense.

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

Our recent restructurings have significantly reduced the number of our technical employees. We may experience customer dissatisfaction as a result of delayed or cancelled product development initiatives.


A significant portion of our revenues is derived from sales of microprocessors based on the MIPS architecture that we license from MIPS Technologies, Inc. If MIPS Technologies develops future generations of its technology, we may not be able to obtain a license on reasonable terms.

Our only material license is the MIPS microprocessor architecture license from MIPS Technologies Inc., which we use in the development of our microprocessor-based products. While the desktop microprocessor market is dominated by the Intel Corporation's "x86" complex instruction set computing, or CISC, architecture, several microprocessor architectures have emerged for other microprocessor markets. Because of their higher performance and smaller space requirements, most of the competing architectures are reduced instruction set computing, or RISC, architectures. The MIPS architecture is widely supported through semiconductor design software, operating systems and companion integrated circuits. Because this license is the architecture behind our microprocessors, we must be able to retain the MIPS license in order to produce our follow-on microprocessor products. If we fail to comply with any of the terms of its license agreement, MIPS Technologies could terminate our rights, preventing us from marketing our current and planned microprocessor products.


We anticipate lower margins on high volume products, which could adversely affect our profitability.

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

OEMs are becoming more price conscious than in the past as a result of the industry downturn, and as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in OEM equipment. We have also experienced more aggressive price competition from competitors that wish to enter into the market segments in which we participate. These circumstances may make some of our products less competitive and we may be forced to decrease our prices significantly to win a design. We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

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

We do not own or operate a wafer fabrication facility. Three outside foundries supply greater than 90% of our semiconductor device requirements. Our foundry suppliers also produce products for themselves and other companies. In addition, we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the foundries we use are unable or unwilling to manufacture our products in required volumes, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, to satisfy our production requirements.

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

Sub-assemblers in Asia assemble all of our semiconductor products. Raw material shortages, political and social instability, assembly house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply or assembly. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues. We have less control over delivery schedules, assembly processes, quality assurances and costs than competitors that do not outsource these tasks.

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

We are subject to the risks of conducting business outside the United States to a greater extent than most companies because, in addition to selling our products in a number of countries, a significant portion of our research and development and manufacturing is conducted outside the United States.

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

On August 6, 2001, we raised $275 million through the issuance of convertible subordinated notes. As a result, our interest payment obligations have increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On August 15, 2006, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock.


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

In the past, our common stock price has fluctuated significantly. In particular, our stock price declined significantly in the context of announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the markets we serve. Given these general economic conditions and the reduced demand for our products that we have experienced, we expect that our stock price will continue to be volatile.

In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.

Securities class action litigation has often been instituted against a company following periods of volatility and decline in the market price of their securities. If instituted against us, regardless of the outcome, such litigation could result in substantial costs and diversion of our management's attention and resources and have a material adverse effect on our business, financial condition and operating results. We could be required to pay substantial damages, including punitive damages, if we were to lose such a lawsuit.

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

         Cash Equivalents,  Short-term  Investments and Investments in Bonds and
         Notes:

We regularly maintain a short and long term investment portfolio of various types of government and corporate debt instruments. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than two and one half years, with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody's, or A-1 or A by Standard and Poor's, or equivalent. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are held at amortized cost, while available-for-sale investments are held at fair market value. Available-for-sale securities represented less than 15% of our investment portfolio as of December 31, 2001.

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

Based on a sensitivity analysis performed on the financial instruments held at December 31, 2001 that are sensitive to changes in interest rates, the impact to the fair value of our investment portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $2.6 million, $5.3 million and $7.9 million respectively.

         Other Investments:

Other investments at December 31, 2001 include a minority investment of approximately 2.3 million shares of Sierra Wireless Inc., a publicly traded company. This investment is subject to certain resale restrictions. 1.2 million shares will be released from these restrictions in May 2002 and the remaining shares are currently classified as available-for-sale. Consequently, the securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of income taxes.

We also regularly receive distributions of public company stock as a result of venture investments. These shares are usually subject to resale restrictions and typically include a number of shares held in escrow that may or may not be released at a later date. At December 31, 2001, we held approximately 85,000 shares of Intel Corporation. It is our intention to sell these securities in the first quarter of 2002.

Our public company investments are subject to considerable market price volatility and are additionally risky due to resale restrictions. We may lose some or all of our investment in these shares.

Our other investments also include numerous strategic investments in privately held companies or venture funds that are carried on our balance sheet at cost. We expect to make additional investments like these in the future. These investments are inherently risky, as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages. The market for the technologies or products that they have under development is typically in the early stages, and may never materialize. In the fourth quarter of 2001, we recorded an impairment of our other investments of $17.5 million in response to declining market valuations for these investments. We could lose our entire investment in these companies and partnerships or may incur an additional expense if we determine that the value of these assets have been further impaired.

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

Our sales and corresponding receivables are made primarily in United States dollars. Through our operations in Canada and elsewhere outside of the United States, we incur research and development, customer support costs and administrative expenses in Canadian and other local currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on the results of operations stemming from our exposure to these risks. As part of this risk management, we typically forecast our operational currency needs, purchase such currency on the open market at the beginning of an operational period, and hold these funds as a hedge against currency fluctuations. We usually limit the operational period to 3 months or less. Because we do not engage in foreign currency exchange rate fluctuation risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.

While we expect to utilize this method of managing our foreign currency risk in the future, we may change our foreign currency risk management methodology and utilize foreign exchange contracts that are currently available under our operating line of credit agreement.

We regularly analyze the sensitivity of our foreign exchange positions to measure our foreign exchange risk. At December 31, 2001, a 10% shift in foreign exchange rates would not have materially impacted our foreign exchange income because our foreign currency net asset position was immaterial.

         Debt

We issued $275,000,000 of convertible subordinated notes in August 2001. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our convertible subordinated notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness. The fair value of the convertible subordinated notes at December 31, 2001 was not readily determinable as there was no established public trading market for the notes. Some of the convertible subordinated notes have been traded on the Portal Market or under Rule 144 of the Securities Act of 1933. The exchange prices from these trades are not always available to us and may not be reliable. Trades under the Portal Market do not reflect all trades of the securities, the figures recorded are not independently verified and the information only reflects the trades of pre-qualified Portal dealers.

Item 8.  Financial Statements and Supplementary Data

The chart entitled "Quarterly Data (Unaudited)" contained in Item 6 Part II hereof is hereby incorporated by reference into the Item 8 of Part II of this Form 10-K.

Consolidated Financial Statements Included in Item 8:

                                                                            Page

Independent Auditors Report                                                  52

Consolidated Balance Sheets at December 31, 2001 and 2000                    53

Consolidated Statements of Operations for each of the three
 years in the period ended December 31, 2001                                 54

Consolidated Statements of Cash Flows for each of the three
 years in the period ended December 31, 2001                                 55

Consolidated Statements of Stockholders' Equity for each of
 the three years in the period ended December 31, 2001                       56

Notes to Consolidated Financial Statements                                   57



Schedules for each of the three years in the period ended December 31, 2001 included in Item 14 (a):

II  Valuation and Qualifying Accounts                                        92

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

Independent Auditors Report

The Board of Directors of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PMC-Sierra, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Vancouver, British Columbia
January 18, 2002


                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                                    December 31,
                                                                          --------------------------------
                                                                               2001              2001
ASSETS:
Current assets:
 Cash and cash equivalents                                                    $ 152,120       $   256,198
 Short-term investments                                                         258,609           118,918
 Accounts receivable, net of allowance for doubtful
  accounts of $2,625 ($1,934 in 2000)                                            16,004            93,852
 Inventories, net                                                                34,246            54,913
 Deferred tax assets                                                             14,812            13,947
 Prepaid expenses and other current assets                                       18,435            26,910
 Short-term deposits for wafer fabrication capacity                                   -             6,265
                                                                          --------------  ----------------
  Total current assets                                                          494,226           571,003

Investment in bonds and notes                                                   171,025                 -
Other investments and assets                                                     68,863            84,667
Deposits for wafer fabrication capacity                                          21,992            16,736
Property and equipment, net                                                      89,715           127,534
Goodwill and other intangible assets,  net                                        9,520           326,150
                                                                          --------------  ----------------
                                                                              $ 855,341       $ 1,126,090
                                                                          ==============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                             $  21,320       $    60,978
 Accrued liabilities                                                             49,348            39,724
 Income taxes payable                                                            19,742            63,491
 Accrued restructuring costs                                                    161,198                 -
 Deferred income                                                                 27,677            64,055
 Current portion of obligations under capital leases and long-term debt             470             1,769
                                                                          --------------  ----------------
  Total current liabilities                                                     279,755           230,017

Non-current obligations under capital leases and long-term debt                       -               564
Convertible subordinated notes                                                  275,000                 -
Deferred tax liabilities                                                         23,042            37,824
Commitments and contingencies (Note 8)

PMC special shares convertible into 3,373 (2000 - 3,746)
 shares of common stock                                                           5,317             6,367

Stockholders' equity
 Common stock and additional paid in capital, par value $.001:
  900,000 shares authorized; 165,702 shares issued and
  outstanding (2000 - 162,284)                                                  824,321           796,229
 Deferred stock compensation                                                     (4,186)          (43,128)
 Accumulated other comprehensive income                                          25,492            32,563
 Retained earnings  (accumulated deficit)                                      (573,400)           65,654
                                                                          --------------  ----------------
  Total stockholders' equity                                                    272,227           851,318
                                                                          --------------  ----------------
                                                                              $ 855,341       $ 1,126,090
                                                                          ==============  ================

See notes to the consolidated financial statements.


                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                                                                Year Ended December 31,
                                                                    ---------------------------------------------
                                                                           2001           2000           1999

Net revenues                                                          $    322,738    $   694,684    $   295,768

Cost of revenues                                                           137,262        166,161         73,439
                                                                    --------------- -------------- --------------
 Gross profit                                                              185,476        528,523        222,329


Other costs and expenses:
 Research and development                                                  201,087        178,806         83,676
 Marketing, general and administrative                                      90,302        100,589         52,301
 Amortization of deferred stock compensation:
  Research and development                                                  32,506         32,258          3,738
  Marketing, general and administrative                                      8,678          4,006          1,383
 Amortization of goodwill                                                   44,010         36,397          1,912
 Restructuring costs and other special charges                             195,186              -              -
 Impairment of goodwill and purchased intangible assets                    269,827              -              -
 Costs of merger                                                                 -         37,974            866
 Acquisition of in process research and development                              -         38,200              -
                                                                    --------------- -------------- --------------
Income (loss) from operations                                             (656,120)       100,293         78,453

Interest and other income, net                                              13,894         18,926          7,922
Gain (loss) on investments                                                 (14,591)        58,491         26,800
                                                                    --------------- -------------- --------------
Income (loss) before provision for income taxes                           (656,817)       177,710        113,175

Provision for (recovery of) income taxes                                   (17,763)       102,412         41,346
                                                                    --------------- -------------- --------------
Net income (loss)                                                     $   (639,054)   $    75,298    $    71,829
                                                                    =============== ============== ==============

Net income (loss) per common share - basic                            $      (3.80)   $      0.46    $      0.49
                                                                    =============== ============== ==============

Net income (loss) per common share - diluted                          $      (3.80)   $      0.41    $      0.45
                                                                    =============== ============== ==============

Shares used in per share calculation - basic                               167,967        162,377        146,818
Shares used in per share calculation - diluted                             167,967        181,891        160,523

See notes to the consolidated financial statements.



                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                                               Year Ended December 31,
                                                                                ----------------------------------------------------
                                                                                      2001              2000             1999
Cash flows from operating activities:
 Net income (loss)                                                               $   (639,054)     $     75,298     $     71,829
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation of property and equipment                                              51,212            35,424           19,866
   Amortization of goodwill and other intangibles                                      46,803            38,757            3,599
   Amortization of deferred stock compensation                                         41,184            36,264            5,121
   Amortization of debt issuance costs                                                    652                 -                -
   Deferred income taxes                                                              (10,733)            1,268           (2,921)
   Equity in income of investee                                                             -              (574)            (792)
   Gain on sale of investments                                                         (2,909)          (58,491)         (26,800)
   Loss on disposal of property and equipment                                             430                 -                -
   Acquisition of in process research and development                                       -            38,200                -
   Noncash restructuring costs                                                         16,229                 -                -
   Impairment of goodwill and purchased intangible assets                             269,827                 -                -
   Impairment of other investments                                                     17,500                 -                -
   Write down of excess inventory                                                      20,660                 -                -
   Changes in operating assets and liabilities:
     Accounts receivable                                                               77,848           (51,580)         (13,435)
     Inventories                                                                            7           (40,668)          (9,061)
     Prepaid expenses and other current assets                                          6,146           (18,233)          (2,700)
     Accounts payable and accrued liabilities                                         (30,034)           59,417            9,426
     Accrued restructuring costs                                                      161,198                 -                -
     Deferred income                                                                  (36,378)           29,397           21,710
     Income taxes payable                                                             (43,749)           38,062           11,821
                                                                                ----------------  ---------------- -----------------
       Net cash provided by (used in) operating activities                            (53,161)          182,541           87,663
                                                                                ----------------  ---------------- -----------------

Cash flows from investing activities:
 Purchases of short-term investments                                                 (305,357)         (309,269)        (137,556)
 Proceeds from sales and maturities of short-term investments                         192,386           303,102           75,697
 Purchases of long-term bonds and notes                                              (197,135)                -                -
 Purchases of other  investments                                                       (7,532)          (24,834)          (8,911)
 Proceeds from sale of other investments                                                3,317            59,737           28,628
 Investment in wafer fabrication deposits                                              (5,188)           (8,584)               -
 Proceeds from refund of wafer fabrication deposits                                     6,197             4,703            4,000
 Purchases of property and equipment                                                  (27,840)         (104,296)         (34,731)
 Acquisition of businesses, net of cash acquired                                            -           (15,473)               -
                                                                                ----------------  ---------------- -----------------
       Net cash used in investing activities                                         (341,152)          (94,914)         (72,873)
                                                                                ----------------  ---------------- -----------------

Cash flows from financing activities:
 Proceeds from notes payable and long-term debt                                             -             2,066            2,971
 Principal payments under capital leases and long-term debt                            (1,746)          (13,435)         (11,277)
 Proceeds from issuance of convertible subordinated notes                             275,000                 -                -
 Payment of debt issuance costs                                                        (7,819)                -                -
 Proceeds from issuance of preferred stock                                                  -                 -           19,479
 Proceeds from issuance of common stock                                                24,800            78,426           25,866
                                                                                ----------------  ---------------- -----------------
       Net cash provided by financing activities                                      290,235            67,057           37,039
                                                                                ----------------  ---------------- -----------------

Net increase (decrease) in cash and cash equivalents                                 (104,078)          154,684           51,829
Cash and cash equivalents, beginning of the year                                      256,198           101,514           49,685
                                                                                ----------------  ---------------- -----------------
Cash and cash equivalents, end of the year                                       $    152,120      $    256,198     $    101,514
                                                                                ================  ================ =================

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                        $        211      $        698     $      1,060
   Cash paid for income taxes                                                          41,177            61,519           33,203

Supplemental disclosures of non-cash investing and financing activities:
   Equity securities received in exchange for other long-term investment                1,713                 -                -
   Capital lease obligations incurred for purchase of property and equipment                -             3,634              408
   Notes payable issued for purchase of property and equipment                              -                 -            2,206
   Conversion of PMC-Sierra special shares into common stock                            1,050               631            1,389
   Issuance of common stock and stock options for acquisitions under the
   purchase method of accounting                                                            -           414,938                -

See notes to the consolidated financial statements.



                                PMC-Sierra, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                          Common Stock                      Accumulated
                                                              and             Deferred        Other        Retained       Total
                                      Shares of            Additional          Stock      Comprehensive    Earnings   Stockholders'
                                     Common Stock (1)  Paid in Capital (1)  Compensation      Income       (Deficit)      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998           133,931              $ 204,146       $ (3,448)      $      -    $   (81,473)    $  119,225
Net income and comprehensive income           -                      -              -              -         71,829         71,829
Conversion of special shares
  into common stock                         792                  1,389              -              -              -          1,389
Issuance of common stock
  under stock benefit plans              12,432                 18,643              -              -              -         18,643
Issuance of common stock
  for services rendered                       9                    142              -              -              -            142
Issuance of common stock
  for cash                                  757                  8,418              -              -              -          8,418
Conversion of warrants
  into common stock                          88                     75              -              -              -             75
Deferred stock compensation                   -                  7,560         (7,560)             -              -              -
Amortization of deferred                      -                      -          5,121              -              -          5,121
  stock compensation
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999           148,009                240,373         (5,887)             -         (9,644)       224,842
Net income                                    -                      -              -              -         75,298         75,298
Change in net unrealized gains
  on investments                              -                      -              -         32,563              -         32,563
                                                                                                                       ------------
Comprehensive Income                          -                      -              -              -              -        107,861
                                                                                                                       ------------

Conversion of special shares
  into common stock                         496                    631              -              -              -            631
Conversion of preferred stock
  into common stock                       5,243                 39,949              -              -              -         39,949
Issuance of common stock
  under stock benefit plans               4,421                 27,359              -              -              -         27,359
Issuance of common stock
  for cash                                1,949                 50,804              -              -              -         50,804
Issuance of common stock on
  acquisition of subsidiaries             1,896                414,938              -              -              -        414,938
Conversion of warrants
  into common stock                         270                    263              -              -              -            263
Deferred stock compensation                   -                 21,912        (21,912)             -              -              -
Deferred stock compensation
  on acquisition of subsidiaries              -                      -        (51,593)             -              -        (51,593)
Amortization of deferred                      -                      -         36,264              -              -         36,264
  stock compensation
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000           162,284                796,229        (43,128)        32,563         65,654        851,318
Net loss                                      -                      -              -              -       (639,054)      (639,054)
Change in net unrealized gains
  on investments                              -                      -              -         (7,071)             -         (7,071)
                                                                                                                       ------------
Comprehensive loss                            -                      -              -              -              -       (646,125)
                                                                                                                       ------------
Conversion of special shares
  into common stock                         373                  1,050              -              -              -          1,050
Issuance of common stock
  under stock benefit plans               3,045                 24,800              -              -              -         24,800
Deferred stock compensation                   -                  2,242         (2,242)             -              -              -
Amortization of deferred                      -                      -         41,184              -              -         41,184
  stock compensation
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001           165,702              $ 824,321       $ (4,186)      $ 25,492     $ (573,400)    $  272,227
                                    ===============================================================================================


(1) includes exchangeable shares

See notes to consolidated financial statements.

NOTE 1.   Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the "Company" or "PMC-Sierra" or "PMC") designs, develops, markets and supports high-performance semiconductor networking solutions. The Company's products are used in the high-speed transmission and networking systems, which are being used to restructure the global telecommunications and data communications infrastructure.

Basis of presentation. The accompanying consolidated financial statements include the accounts of PMC-Sierra, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's fiscal year ends on the last Sunday of the calendar year. For ease of presentation, the reference to December 31 has been utilized as the fiscal year end for all financial statement captions. Fiscal years 2001 and 1999 each consisted of 52 weeks. Fiscal year 2000 consisted of 53 weeks. The Company's reporting currency is the United States dollar.

Estimates. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes, restructuring costs and other special charges, and contingencies. Actual results could differ from these estimates.

Cash equivalents, short-term investments and investments in bonds and notes. Cash equivalents are defined as highly liquid debt instruments with maturities at the date of purchase of 90 days or less. Short-term investments are defined as money market instruments or bonds and notes with original or remaining maturities greater than 90 days, but less than one year. Long-term investments are defined as bonds and notes with original or remaining maturities greater than 365 days. Any long-term investments maturing within one year of the balance sheet date are reclassified to and reported as short-term investments.

Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized against interest income over the life of the investment. Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments, net of any related tax effect are included in equity as a separate component of stockholders' equity.

The cost of securities sold is based on the specific identification method. The proceeds from sales and realized gains or losses on sales of short-term investments classified as available-for-sale securities for all years presented were immaterial.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Cost is computed using standard cost, which approximates actual average cost. The Company provides inventory allowances on obsolete inventories and inventories in excess of twelve-month demand for each specific part.

The components of net inventories are as follows:

                                                        December 31,
                                             --------------------------------
(in thousands)                                   2001                2000
-----------------------------------------------------------------------------
Work-in-progress                                $ 10,973            $ 31,035
Finished goods                                    23,273              23,878
-----------------------------------------------------------------------------

                                                $ 34,246            $ 54,913
                                             =================================

Investments in non-public entities. The Company has certain investments in non-publicly traded companies and venture capital funds in which it has less than 20% of the voting rights and in which it does not exercise significant influence. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. These investments are included in Other investments and assets on the Company's balance sheet and are carried at cost, net of write-downs for impairment.

Investments in public companies. The Company has certain investments in publicly traded companies in which it has less than 20% of the voting rights and in which it does not exercise significant influence. Certain of these investments are subject to resale restrictions. Securities restricted for more than one year are carried at cost. Securities restricted for less than one year from the balance sheet date and securities not subject to resale restrictions are classified as available-for-sale and reported at fair value, based upon quoted market prices, with the unrealized gains or losses, net of any related tax effect, included in equity as a separate component of stockholders' equity. The Company evaluates its investments in public companies for factors indicating an other than temporary impairment and makes appropriate reductions in carrying value where necessary.

Investments in equity accounted investees. Investees in which the Company has between 20% and 50% of the voting rights, and in which the Company exercises significant influence, are accounted for using the equity method. The Company sold a portion of its only investment in an equity accounted investee during 2000 and as at December 31, 2000 and 2001, held less than 20% of the voting rights of the investee.

Deposits for wafer fabrication capacity. The Company has wafer supply agreements with two independent foundries. Under these agreements, the Company has deposits of $22.0 million (2000 - $23.0 million) to secure access to wafer fabrication capacity. During 2001, the Company purchased $42.7 million ($81.1 million and $30.5 million in 2000 and 1999, respectively) from these foundries. Purchases in any year may or may not be indicative of any future period since wafers are purchased based on current market pricing and the Company's volume requirements change in relation to sales of its products.

In each year, the Company is entitled to receive a refund of a portion of the deposits based on the annual purchases from these suppliers compared to the target levels in the wafer supply agreements. Based on 2001 purchases, the Company is not entitled to a refund from these suppliers in 2002. If the Company does not receive back the balance of its deposits during the term of the agreements, then the outstanding deposits will be refunded to the Company at the termination of the agreements.

Property and equipment, net. Property and equipment are stated at cost, net of write-downs for impairment, and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or the applicable lease term, whichever is shorter.

The components of property and equipment are as follows:


                                                           December 31,
                                                 -------------------------------
(in thousands)                                      2001                2000
--------------------------------------------------------------------------------
Machinery and equipment                           $ 172,735          $  170,757
Land                                                 14,507              14,090
Leasehold improvements                               13,176              13,794
Furniture and fixtures                               13,971              13,612
Building                                                701                 701
Construction-in-progress                              1,027               2,256
--------------------------------------------------------------------------------
                                                    216,117             215,210
Less accumulated depreciation and amortization     (126,402)            (87,676)
                                                 -------------------------------
Total                                             $  89,715          $  127,534
                                                 ===============================


Goodwill and other intangible assets. Goodwill, developed technology and other intangible assets are carried at cost less accumulated amortization, which has been computed on a straight-line basis over the economic lives, ranging from three to seven years, of the respective assets.

The components of goodwill and other intangible assets, net of write-downs for impairment, that arose through acquisitions are as follows:


                                                           December 31,
                                                 -------------------------------
(in thousands)                                      2001                2000
--------------------------------------------------------------------------------
Goodwill                                          $  93,119          $  362,946
Developed technology                                  9,311               9,830
Other                                                 1,294               1,700
--------------------------------------------------------------------------------
                                                    103,724             374,476
Accumulated amortization                            (94,204)            (48,326)
--------------------------------------------------------------------------------
                                                  $   9,520          $  326,150
                                                 ===============================


In 2001, the Company recorded a total impairment charge of $269.8 million related to goodwill (see Note 3) and $925,000 related to developed technology and other intangible assets.

Impairment of long-lived assets. The Company periodically reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets or certain identifiable intangible assets held for use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying value or fair value.

Accrued liabilities.  The components of accrued liabilities are as follows:


                                                            December 31,
                                                 -------------------------------
(in thousands)                                      2001                2000
--------------------------------------------------------------------------------
Accrued compensation and benefits                 $  21,193          $   19,600
Other accrued liabilities                            28,155              20,124
--------------------------------------------------------------------------------
                                                  $  49,348          $   39,724
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

The Company's carrying value of accounts receivable, accounts payable and other accrued liabilities approximates fair value because of their short maturities.

The fair value of the Company's cash equivalents, short-term investments, and investment in bonds and notes are determined using estimated market prices provided for those securities (see Note 4). The fair value of investments in public companies is determined using quoted market prices for those securities. The fair value of investments in non-public entities and the fair value of the deposits for wafer fabrication capacity are not readily determinable.

The fair value of the Company's obligations under capital leases and long-term debt other than the convertible subordinated notes at December 31, 2001 and 2000 approximated their carrying value. The fair value of the convertible subordinated notes at December 31, 2001 was not readily determinable as there was no established public trading market for the notes.

Concentrations. The Company maintains its cash, cash equivalents, short-term investments and long-term investments in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 31, 2001, approximately 20% (2000 - 26%) of accounts receivable represented amounts due from one of the Company's distributors. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company's credit evaluation process, relatively short collection terms and the geographical dispersion of the Company's sales. The Company generally does not require collateral security for outstanding amounts.

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

Interest and other income, net. The components of interest and other income, net are as follows:


                                              Year Ended December 31,
                                   --------------------------------------------
(in thousands)                         2001            2000             1999
-------------------------------------------------------------------------------
Interest income                     $   18,998      $   19,243       $   8,511
Interest expense on convertible
 subordinated notes                     (4,124)              -               -
Other interest expense**                  (211)           (808)         (1,549)
Amortization of debt issue costs          (652)              -               -
Equity in income of investee                 -             574             792
Other                                     (117)            (83)            168
-------------------------------------------------------------------------------
                                    $   13,894      $   18,926       $   7,922
                                   ============================================

**Consists primarily of interest on long-term debt obligations under capital leases.

Income taxes. Income taxes are reported under Statement of Financial Accounting Standards No. 109 and, accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Valuation allowances are provided if, after considering available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Share and per common share data presented reflect the two-for-one stock splits in the form of 100% stock dividends effective February 2000 and May 1999.

Segment reporting. Segmented information is reported under Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of a company for which separate financial information is produced internally for the company's management. Under this definition, the Company operated, for all periods presented, in two segments: networking and non-networking products.

Recently issued accounting standards. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The impairment test is a two-step process. First, the fair value of a reporting unit is compared to its carrying value to identify possible impairment and then, if necessary, the impairment is measured through a deemed purchase price allocation. Under this standard, the Company will also be required to review the useful lives of acquired goodwill and intangible assets at least annually.

The Company is required to adopt SFAS 141 and 142 on a prospective basis as of January 1, 2002. The adoption of SFAS 141 is not expected to have a material effect on the Company's financial position, results of operations and cash flows unless the Company acquires significant additional companies.

In 2002, the Company will no longer amortize goodwill pursuant to SFAS 142, thereby eliminating annual goodwill amortization of approximately $2.0 million. Goodwill amortization for the year ended December 31, 2001 was $44.0 million. Unamortized goodwill as of December 31, 2001 was $7.1 million. The Company will complete an initial goodwill impairment assessment in the second quarter of 2002 to determine if a transition impairment charge should be recognized under SFAS 142.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a business segment. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Statement also broadens the presentation of discontinued operations to include disposals of a component of an entity and provides additional implementation guidance with respect to the classification of assets as held-for-sale and the calculation of an impairment loss. The Company is required to adopt SFAS 144 effective January 1, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

Reclassifications. Certain prior year amounts have been reclassified in order to conform to the 2001 presentation.

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

PMC-Sierra recorded merger related transaction costs of $1.1 million related to the acquisition of SwitchOn. These charges, which consisted primarily of legal and accounting fees, were included under costs of merger in the Consolidated Statement of Operations for the year ended December 31, 2000.

Acquisition of Quantum Effect Devices, Inc.

In August 2000, the Company acquired Quantum Effect Devices, Inc., a public company located in the United States. QED developed embedded microprocessors that perform information processing in networking equipment. Under the terms of the agreement, approximately 12,300,000 shares of common stock were exchanged and options assumed to acquire QED.

PMC-Sierra recorded merger-related transaction costs of $23.2 million related to the acquisition of QED. These charges, which consisted primarily of investment banking and other professional fees, were included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 2000.

Acquisition of Extreme Packet Devices, Inc.

In April 2000, the Company acquired Extreme Packet Devices, Inc., a privately held fabless semiconductor company located in Canada. Extreme specialized in developing semiconductors for high speed IP and ATM traffic management at 10 Gigabits per second rates. Under the terms of the agreement, approximately 2,000,000 exchangeable shares (see Note 10) were exchanged and options assumed to acquire Extreme.

PMC-Sierra recorded merger-related transaction costs of $5.8 million related to the acquisition of Extreme. These charges, which consisted primarily of investment banking and other professional fees, were included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 2000.

Acquisition of AANetcom, Inc.

In March 2000, the Company acquired AANetcom, Inc., a privately held fabless semiconductor company located in the United States. AANetcom developed technology used in gigabit or terabit switches and routers, telecommunication access equipment, and optical networking switches in applications ranging from the enterprise to the core of the Internet. Under the terms of the agreement, approximately 4,800,000 shares of common stock were exchanged and options assumed to acquire AANetcom.

PMC-Sierra recorded merger-related transaction costs of $7.4 million related to the acquisition of AANetcom. These charges, which consisted primarily of investment banking and other professional fees, were included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 2000.

Acquisition of Toucan Technology Ltd.

In January 2000, the Company acquired Toucan Technology Ltd., a privately held integrated circuit design company located in Ireland. Toucan offered expertise in telecommunications semiconductor design. At December 31, 1999, the Company owned seven per cent of Toucan and purchased the remainder for approximately 300,000 shares of common stock and stock options.

PMC-Sierra recorded merger-related transaction costs of $534,000 related to the acquisition of Toucan. These charges, which consisted primarily of legal and accounting fees, were included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 2000.

The acquisitions of SwitchOn, QED, Extreme, AANetcom and Toucan were accounted for as poolings of interests and accordingly, all prior periods have been restated.

The historical results of operations of the Company, Toucan, AANetcom, Extreme, QED and SwitchOn for the periods prior to the mergers were as follows:


                                   Nine Months
                                     Ended              Year Ended
                                  September 30,         December 31,
(in thousands)                       2000                  1999
--------------------------------------------------------------------
Net revenues

PMC (including Abrizio)            $ 411,046             $ 262,477
Toucan                                     -                    24
AANetcom                                  68                   780
Extreme                                   50                     -
QED                                   51,407                31,462
SwitchOn                                 461                 1,025
--------------------------------------------------------------------
Combined                           $ 463,032             $ 295,768
                                  ==================================

Net income (loss)

PMC (including Abrizio)            $  83,691             $  90,020
Toucan                                (1,963)                 (221)
AANetcom                             (17,965)               (6,210)
Extreme                              (11,327)               (1,987)
QED                                  (11,954)               (7,163)
SwitchOn                              (9,038)               (2,610)
--------------------------------------------------------------------
Combined                           $  31,444             $  71,829
                                  ==================================



Fiscal 1999

Acquisition of Abrizio, Inc.

In 1999, the Company acquired Abrizio, Inc., a fabless semiconductor company that specialized in broadband switch chip fabrics used in core ATM switches, digital cross connects, and terabit routers. Under the terms of the agreement, approximately 8,704,000 shares of common stock were exchanged and options assumed to acquire Abrizio.

PMC-Sierra recorded merger-related transaction costs of $866,000 related to the acquisition of Abrizio. These charges, which consisted primarily of investment banking and other professional fees, have been included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 1999.

The transaction was accounted for as a pooling of interests and accordingly, all prior periods have been restated.

The historical results of operations of the Company and Abrizio for the periods prior to the merger were as follows:


                            Six Months
                           Ended June 30,
(in thousands)                 1999
-----------------------------------------
Net revenues

 PMC                      $      109,426
 Abrizio                             850
-----------------------------------------
 Combined                 $      110,276
                         ================


Net income (loss)

 PMC                      $       51,715
 Abrizio                          (3,670)
-----------------------------------------
 Combined                 $       48,045
                         ================




Purchase Combinations:

Fiscal 2000

Octera Corporation.

On December 12, 2000, the Company completed the purchase of Octera Corporation, a privately held company located in San Diego, CA, that provided digital design services for Application Specific Integrated Circuits ("ASICs"), boards and systems with its primary focus on ASIC design. The Company paid cash and issued common stock with an aggregate fair value of approximately $16 million to effect this transaction.

Datum Telegraphic, Inc.

On July 21, 2000, the Company completed the purchase of the 92% interest of Datum Telegraphic, Inc. that it did not already own in exchange for the issuance of approximately 681,000 exchangeable shares (see Note 10) and options with a fair value of $107.4 million, cash of $17 million and acquisition related expenditures of $875,000. Datum, a wireless semiconductor company located in Vancouver, Canada, made digital signal processors that allow traffic for all major digital wireless standards to be transmitted using a single digitally controlled power amplifier architecture.

Malleable Technologies, Inc.

On June 27, 2000, the Company exercised an option to acquire the 85% interest of Malleable Technologies, Inc. that it did not already own in exchange for the issuance of approximately 1,250,000 common shares and 443,000 options and warrants with a fair value totaling $293 million and acquisition related costs of $825,000. Malleable, a fabless semiconductor company located in San Jose, CA, made digital signal processors for voice-over-packet processing applications which bridge voice and high-speed data networks by compressing voice traffic into ATM or IP packets.

The acquisitions of Octera, Datum and Malleable were accounted for using the purchase method of accounting and accordingly, the consolidated financial statements include the operating results of each acquisition from the respective acquisition dates.

The fair value of the common shares of the Company issued to acquire Malleable, Datum, and Octera was based on the closing market price of the Company's stock a short period before and after the date the terms of the acquisitions were agreed to by the parties and announced to the public.

The total consideration, including acquisition costs, was allocated based on the estimated fair values of the net assets acquired on the respective acquisition dates as follows:

(in thousands)                   Octera       Datum      Malleable      Total
--------------------------------------------------------------------------------

Tangible assets                 $    258    $   3,788    $   2,031    $   6,077
Intangible assets:
 Internally developed software         -            -          500          500
 Assembled workforce                   -          250          400          650
 Goodwill                          1,881      106,356      232,303      340,540
 Unearned compensation            14,197        8,363       29,033       51,593
 In process research and
  development                          -        6,700       31,500       38,200
Liabilities assumed                 (316)        (143)      (1,932)      (2,391)
--------------------------------------------------------------------------------
                                $ 16,020    $ 125,314    $ 293,835    $ 435,169
                               ================================================


A portion of the purchase price of each acquisition was allocated to unearned compensation based on the value of certain unvested shares and options of the Company issued to effect each acquisition. The fair value of the common shares that were issued to acquire Malleable and that were subject to vesting provisions based on continuing employment was recorded as unearned compensation. The intrinsic value of the unvested shares and options issued to acquire Datum and Octera, which were acquired after July 1, 2000, was allocated to unearned compensation. Unearned compensation will be recognized as compensation cost over the respective remaining future service periods.

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

Malleable and Datum:

Malleable developed programmable integrated circuits that perform high-density Voice Over Packet applications. The in process technology acquired from Malleable was designed to detect incoming voice channels and process them using voice compression algorithms. The compressed voice was converted, using the appropriate protocols, to ATM cells or IP packets to achieve higher channel density and to support multiple speech compression protocols and different packetization requirements. At the date of acquisition the Company estimated that Malleable's technology was 58% complete and the costs to complete the project to be $4.4 million.

Datum designed power amplifiers for use in wireless communications network equipment. The technology acquired from Datum was a digitally controlled amplifier architecture, which was designed to increase base station system capacities, while reducing cost, size and power consumption of radio networks. At the date of acquisition, the Company estimated that Datum's technology was 59% complete and the costs to complete the project to be $1.8 million.

These estimates were determined by comparing the time and costs spent to date and the complexity of the technologies achieved to date to the total costs, time and complexities that were expected to be expended to bring the technologies to completion.

The amounts allocated to IPR&D for Malleable and Datum of $31.5 million and $6.7 million, respectively, were expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no alternative future uses and successful development was uncertain. The risk-adjusted discount rates used to determine the value of IPR&D for Malleable was 35% and for Datum was 30%.

The Company discontinued development of the technology acquired from Malleable in the second quarter of 2001. See Note 3 "Restructuring and other costs".

Development of the chip incorporating the technology acquired from Datum was completed in the fourth quarter of 2000 and the costs incurred to that date were in line with the Company's initial expectations. Since then, the Company has completed the required firmware related to this chip and has extended development of the Datum technology to a follow-on product. The general economic slowdown has delayed the introduction of the third generation base stations into which the Company expects to incorporate this technology, but the Company expects these products to begin generating revenues in the second quarter of 2002.

Other Intangible Assets

A description of the other intangible assets acquired is set out below:

Internally developed software acquired facilitates the completion of in process research and development projects and can be utilized in future development projects. The Company was amortizing the value assigned to internally developed software acquired from Malleable on a straight-line basis over an estimated useful life of three years. At the acquisition date, Datum had no developed products.

The acquired assembled workforce was comprised of skilled employees across each of Malleable and Datum's executive, research and development and general and administrative groups. The Company was amortizing the value assigned to the assembled workforces on a straight-line basis over their estimated useful life of three years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, was being amortized on a straight-line basis over its estimated remaining useful life of five years.

In the second quarter of 2001, the Company discontinued development of the technology acquired in the purchase of Malleable and recorded an impairment charge equal to the remaining net book value of the related goodwill, developed technology, and assembled workforce. See Note 3 "Restructuring and other costs".

Due to a decline in current market conditions and a delay in introduction of products to the market, the Company completed an assessment of the goodwill and intangibles acquired in the purchase of Datum and recorded a total impairment charge of $79.3 million, measured as the amount by which the carrying value of the goodwill and intangibles exceeded the present value of estimated future cash flows related to these assets. See Note 3 "Restructuring and other costs".

Pro Forma Information:

The following table presents the unaudited pro forma results of operations for informational purposes, assuming that the Company had acquired Malleable and Datum at the beginning of the 1999 fiscal year.

                                                   Year Ended December 31,
                                               -----------------------------
(in thousands, except for per share amounts)        2000             1999
----------------------------------------------------------------------------
Net Revenues                                    $  696,094      $  297,643

Net income(loss)                                $   26,733      $  (31,017)

Pro forma basic earnings(loss) per share        $     0.16      $    (0.21)

Pro forma diluted earnings(loss) per share      $     0.15      $    (0.21)


The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles, goodwill and unearned compensation.
Included in the pro forma net income for the year ended December 31, 2000 is a $38.2 million charge for IPR&D. The pro forma results do not include the results of operations for Octera because the effect of the acquisition was not material. This information may not necessarily be indicative of the future combined results of operations of the Company.


NOTE 3.   Restructuring and Other Costs

Restructuring - March 26, 2001

In the first quarter of 2001, PMC implemented a restructuring plan in response to the decline in demand for its networking products and consequently recorded a restructuring charge of $19.9 million. Prior to the end of the first quarter, management approved the restructuring plan committing the Company to the termination of 223 employees, the consolidation of a number of facilities and the curtailment of certain research and development projects. Employees terminated under this plan were advised prior to the end of the quarter of the termination benefits to which they were entitled.

The elements of the accrued restructuring costs related to the March 2001 restructuring plan are as follows:


                                                  Total Charge     Noncash     Cash      Restructuring Liability at
(in thousands)                                   March 26, 2001    Charges    Payments      December 31, 2001
--------------------------------------------------------------------------------------------------------------------

  Workforce reduction                               $  9,367       $     -    $ (7,791)            $ 1,576

  Facility lease and contract settlement costs         6,545             -      (3,917)              2,628

  Write-down of property and equipment, net            3,988        (3,988)          -                   -
--------------------------------------------------------------------------------------------------------------------

Total                                               $ 19,900       $(3,988)   $ (11,708)           $ 4,204
                                               =====================================================================

Workforce reduction includes the cost of severance and related benefits of 223 employees affected by the restructuring. These terminations were spread across all business functions, with approximately 70% occurring in Research and Development and the remainder occurring in Sales, Marketing, Administrative and Production departments.

Facility lease and contract settlement costs include: (i) lease termination payments and other costs related to the closure of certain corporate facilities, sales offices and research and development centers for activities that have been exited or restructured; and (ii) penalties incurred due to the Company's withdrawal from certain purchase contracts.

Certain leasehold improvements located at the closed facilities and computer equipment and software licenses were determined to be impaired as a result of the restructuring activities and were written down to estimated fair market value, net of disposal costs.

PMC expects to complete the restructuring activities contemplated in the March 2001 plan by the end of March 2002.

Restructuring - October 18, 2001

Due to the continued decline in market conditions, PMC implemented a second restructuring plan in the fourth quarter of 2001 to reduce its operating cost structure. Prior to the end of the fourth quarter, management approved the second restructuring plan committing the Company to the termination of 341 employees, the consolidation of additional excess facilities, and the curtailment of additional research and development projects. Employees terminated under this plan were advised prior to the end of the quarter of the termination benefits to which they were entitled. As a result, the Company recorded a second restructuring charge of $175.3 million in its fourth quarter.

The elements of the accrued restructuring costs related to the October 2001 restructuring plan are as follows:



                                                       Total Charge         Noncash         Cash     Restructuring Liability at
(in thousands)                                       October 18, 2001       Charges       Payments        December 31, 2001
--------------------------------------------------------------------------------------------------------------------------------

  Workforce reduction                                   $  12,435          $      -      $ (5,651)            $   6,784

  Facility lease and contract settlement costs            150,610                 -          (400)              150,210

  Write-down of prepaid software licenses                   2,329            (2,329)                                  -

  Write-down of property and equipment, net                 9,912            (9,912)            -                     -
--------------------------------------------------------------------------------------------------------------------------------
Total                                                   $ 175,286          $(12,241)     $ (6,051)            $ 156,994
                                                 ===============================================================================

Workforce reduction charges include the cost of severance and related benefits of 341 employees affected by the restructuring activities. These terminations were spread across all business functions, with approximately 64% occurring in Research and Development and the remainder occurring in Sales, Marketing and Administrative and Production departments.

Facility lease and contract settlement costs include: (i) lease termination and other costs related to the closure of corporate facilities as a result of this restructuring; and (ii) penalties incurred due to the Company's withdrawal from certain purchase contracts. A significant component of the charge for excess facilities relates to a Santa Clara, CA building lease committed to in 2000. To form the plan for the termination of excess lease facilities, the Company considered local market conditions for each site and estimated the timing and amount of sublease revenues. The charge for operating and lease termination costs was recorded net of expected future sublease revenues.

Certain leasehold improvements located at the closed facilities and computer equipment, software licenses, and related software maintenance prepayments were written down to estimated fair market value, net of disposal costs.

PMC expects to complete the restructuring activities contemplated in the October 2001 plan by the fourth quarter of 2002.

Impairment of Goodwill and Intangible Assets

During the second quarter of 2001, PMC made a decision to discontinue further development of the technology acquired in the purchase of Malleable. The Company does not expect to have any future cash flows related to these assets and has no alternative use for the technology. Accordingly, the Company has recorded an impairment charge of $189 million, equal to the remaining net book value of goodwill and intangible assets related to Malleable.

In the fourth quarter of 2001, due to a continued decline in market conditions and a delay in introduction of certain products to the market, the Company completed an assessment of the future revenue potential and estimated costs associated with all acquired technologies. As a result of this review, the Company recorded a further impairment charge of $80.8 million related to the acquired goodwill and other intangibles recognized in the purchase of Datum and Octera. The Company recorded a charge of $79.3 million, measured as the amount by which the carrying value of the goodwill and intangibles exceeded the present value of estimated future cash flows related to these assets, to impair the goodwill and intangibles acquired in the purchase of Datum. The remaining $1.5 million impairment of goodwill resulted from the cancellation of Octera's research and development activities during 2001.

Write-down of Inventory

The Company recorded a write-down of excess inventory totaling $20.7 million during the year ended December 31, 2001. The continued industry wide reduction in capital spending and resulting decrease in demand for the Company's products prompted the Company to assess its current inventory levels compared to sales forecasts for the next twelve months. This excess inventory charge, which was included in cost of revenues, was calculated in accordance with the Company's policy, which is based on inventory levels in excess of estimated 12-month demand.

NOTE 4.  Debt Investments

The following tables summarize the Company's investments in debt securities:


                                                        December 31,
                                               ------------------------------
(in thousands)                                      2001             2000
-----------------------------------------------------------------------------
Held to maturity:
   US Government Treasury and Agency notes        $  50,163       $        -
   Corporate bonds and notes                        307,352          173,993
                                               ------------------------------
                                                    357,515          173,993
Available-for-sale:
   US Government Treasury and Agency notes           86,352                -
-----------------------------------------------------------------------------
                                                 $  443,867       $  173,993
                                               ==============================
Reported as:
   Cash equivalents                              $   14,233       $   55,075
   Short-term investments                           258,609          118,918
   Investments in bonds and notes                   171,025                -
-----------------------------------------------------------------------------
                                                 $  443,867       $  173,993
                                               ==============================

The total fair value of held-to-maturity investments at December 31, 2001 was $358.1 million, with remaining maturities ranging from 1 month to 30 months. At December 31, 2000 the fair value of held-to-maturity investments approximated cost.

The total fair value of available-for-sale investments at December 31, 2001 was $86.3 million with remaining maturities ranging from 16 to 20 months.


NOTE 5.  Other Investments and Assets

The components of other investments and assets are as follows:


                                                     December 31,
                                            -----------------------------

(in thousands)                                 2001             2000
-------------------------------------------------------------------------
Investment in Sierra Wireless Inc.           $   44,317       $   58,082
Other investments in public companies             2,744                -
Investments in non-public companies              12,392           26,378
Deferred debt issue costs (Note 7)                7,167                -
Other assets (Note 16)                            2,243              207
-------------------------------------------------------------------------
                                             $   68,863       $   84,667
                                            =============================

At December 31, 2001, the Company held 2.3 million shares (2000 - 2.4 million shares) of Sierra Wireless, Inc., of which 1.2 million shares were subject to resale restrictions and could not be sold until May 2002. The Company has classified the shares as available-for-sale and has reported the entire investment at the end of 2001 at fair value. At the end of 2000, 1.2 million shares were restricted beyond one year. As a result, the investment at December 31, 2000 comprised 1.2 million shares recorded at cost and 1.2 million shares that were unrestricted and recorded at fair value. The total unrealized holding gain related to these shares on December 31, 2001, was $41.6 million (2000 - $55.2 million).

The Company also has investments in non-public entities, which include venture funds that invest in early-stage private technology companies of strategic interest to the Company. The Company has commitments to invest additional capital into these funds (see Note 8). In 2001, the Company made additional cash investments of $5.7 million (2000 - $24.8 million; 1999 - $8.5 million) in these non-public entities.

During the year ended December 31, 2001, the Company sold some of its investments in public and non-public companies for cash proceeds of $3.3 million (2000 - $59.7 million; 1999 - $28.6 million) and non-cash proceeds of $1.7 million (2000 and 1999 - nil) and recorded gross realized gains of $2.9 million (2000 - $58.5 million; 1999 - $26.8 million). Of these amounts, cash proceeds of $2.1 million (2000 - $59.7 million; 1999 - $28.6 million) and gross realized gains of $1.9 million (2000 - $58.5 million; 1999 - $26.8 million) related to the disposition of investments classified as available for sale.

The Company monitors the value of its investments for impairment and writes them down to reflect any decline in value below its cost basis, if that decline is considered to be other than temporary. In 2001, the Company recorded an impairment charge of $17.5 million related to its investments in non-public entities. This charge is included in Gain (loss) on investments on the Consolidated Statement of Operations.


NOTE 6.  Lines of credit

At December 31, 2001, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $25 million with interest at the bank's alternate base rate (annual rate of 5.25% at December 31, 2001). The Company cannot pay cash dividends, or make material divestments without the prior written consent of the bank. The agreement expires in May 2003. At December 31, 2001, $5.3 million of the available line of credit was committed under letters of credit.


NOTE 7.   Convertible subordinated notes

In August 2001, the Company issued $275 million of convertible subordinated notes maturing on August 15, 2006. In connection with the issuance of these convertible subordinated notes, the Company incurred approximately $7.8 million of issuance costs, which consisted primarily of investment banker fees, legal and other professional fees, which have been deferred and are being amortized over the term of the notes. The five-year term notes bear interest at a rate of 3.75% per annum and are convertible into an aggregate of approximately 6,480,650 shares of PMC's common stock at any time prior to maturity, at a conversion price of approximately $42.43 per share.

The Company may redeem the notes, in whole or in part, at any time after August 19, 2004 at a redemption price ranging from 100.75% to 101.5% of the principal amount of notes outstanding depending on the redemption date. Under certain conditions prior to August 19, 2004, the Company may redeem any portion of the notes at a price of 100% of the principal amount of notes, plus a "make whole" amount for accrued and unpaid interest to the redemption date.

These notes are subject to restrictive covenants including those concerning payments on the notes and other indebtedness. In the event of a change in control of the Company, the noteholders may require the Company to repurchase their notes.


NOTE 8. Commitments and Contingencies

Operating leases. The Company leases its facilities under operating lease agreements, which expire at various dates through December 31, 2011.

Rent expense for the years ended December 31, 2001, 2000 and 1999 was $15.9 million, $8.3 million and $4.4 million, respectively. Excluded from rent expense for 2001 was additional rent of $3.4 million related to excess facilities, which have been accrued in the restructuring charges for 2001.

In connection with the restructuring charges recorded in 2001, the Company recorded a charge of $128.3 million for exiting and terminating certain lease facilities included in the table below.

Minimum future rental payments under these leases are as follows:

Year Ending December 31 (in thousands)
----------------------------------------------------------------------------
  2002                                                          $    31,747
  2003                                                               31,747
  2004                                                               31,559
  2005                                                               30,909
  2006                                                               30,087
Thereafter                                                          147,308
----------------------------------------------------------------------------

Total minimum future rental payments under operating leases         303,357
                                                               =============


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

Investment agreements. The Company participates in four professionally managed venture funds that invest in early-stage private technology companies which participate in markets of strategic interest to the Company. From time to time these funds request additional capital for private placements. The Company has committed to invest an additional $40.7 million into these funds, which may be requested by the fund managers at any time over the next eight years.

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

NOTE 9.  Special Shares

At December 31, 2001 and 2000, the Company maintained a reserve of 3,373,000 and 3,746,000 shares, respectively, of PMC-Sierra common stock to be issued to holders of PMC-Sierra, Ltd. (LTD) special shares.

The special shares of LTD, the Company's principal Canadian subsidiary, are redeemable or exchangeable for PMC common stock. Special shares do not vote on matters presented to the Company's stockholders, but in all other respects represent the economic and functional equivalent of PMC common stock for which they can be redeemed or exchanged at the option of the holders. The special shares have class voting rights with respect to transactions that affect the rights of the special shares as a class and for certain extraordinary corporate transactions involving LTD. If LTD files for bankruptcy, is liquidated or dissolved, the special shares receive as a preference the number of shares of PMC common stock issuable on conversion plus a nominal amount per share plus unpaid dividends, or at the holder's option convert into LTD ordinary shares, which are the functional equivalent of voting common stock. If the Company files for bankruptcy, is liquidated or dissolved, special shares of LTD receive the cash equivalent of the value of PMC common stock into which the special shares could be converted, plus unpaid dividends, or at the holder's option convert into LTD ordinary shares. If the Company materially breaches its obligations to special shareholders of LTD (primarily to permit conversion of special shares into PMC common stock), the special shareholders may convert their shares into LTD ordinary shares.

These special shares of LTD are classified outside of stockholders' equity until such shares are exchanged for PMC common stock. Upon exchange, amounts will be transferred from the LTD special shares account to the Company's common stock and additional paid-in capital on the consolidated balance sheet.


NOTE 10. Stockholders' Equity

Authorized capital stock of PMC. At December 31, 1998, the Company had an authorized capital of 105,000,000 shares, 100,000,000 of which were designated "Common Stock", $0.001 par value, and 5,000,000 of which were designated "Preferred Stock", $0.001 par value.

During 2000 and 1999 the Company's stockholders elected to add an additional 700,000,000 and 100,000,000 authorized shares of common stock, respectively, to the 100,000,000 shares of common stock authorized at the end of 1998. The Company currently has an authorized capital of 905,000,000 shares, 900,000,000 of which are designated "Common Stock", $0.001 par value, and 5,000,000 of which are designated "Preferred Stock", $0.001 par value.

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

All references to share and per share data for all periods presented have been adjusted to give effect to these stock dividends.

Warrants. During 1996, the Company issued a warrant to purchase 100,000 shares of common stock at $2.31 per share to an investment banking firm in settlement for services previously expensed. This warrant was fully exercised in August 2000.

In 1999, as a result of the Company's acquisition of Abrizio, the Company assumed warrants to purchase 174,580 shares of common stock at $1.66 per share. In 2000, as a result of the Company's acquisitions of AANetcom, Extreme, QED and SwitchOn, the Company assumed warrants to purchase 50,759, 63,162, 68,434 and 780 shares of common stock at $9.36, $3.06, $5.26 and $89.76 per share, respectively. These warrants expire between October 2002 and December 2005. In 2001, 50,759 of these warrants were cancelled. At December 31, 2001, 2000 and 1999, there were 42,138 warrants outstanding at a weighted average exercise price of $1.66, 92,897 warrants outstanding at a weighted average exercise price of $5.87 per share and 366,633 warrants outstanding at a weighted average exercise price of $3.87 per share, respectively.

Convertible Preferred Stock of QED. QED, which was acquired by PMC in August 2000 in a transaction accounted for under the pooling method (see Note 2), had preferred stock comprised of $0.001 par value per share Series A, B, C, D convertible preferred shares. At December 31, 1999, QED had a total of 13,619,000 preferred shares outstanding. Proceeds of these shares net of issuance costs were approximately $39.9 million. On February 1, 2000, QED completed its initial public offering of common stock. Simultaneously with the closing of the initial public offering, all issued and outstanding shares of QED's convertible preferred stock were automatically converted into 13,619,000 shares of QED common stock. All shares of common stock of QED were exchanged for shares of PMC common stock at an exchange ratio of 0.385 (see Note 2) per QED common share.

Exchangeable Shares. As a result of the acquisitions of Extreme and Datum, each holder of the Extreme and Datum common stock received shares exchangeable into PMC common stock. The shares are exchangeable, at the option of the holder, for PMC common stock on a share-for-share basis. The exchangeable shares remain securities of the Company and entitle the holders to dividend and other rights economically equivalent to that of PMC common stock and, through a voting trust, to vote at shareholder meetings of the Company. At December 31, 2001 and 2000, these shares were exchangeable into 712,000 and 1,386,000 PMC shares, respectively.

Stockholders' Rights Plan. On April 26, 2001, PMC adopted a stockholders' rights plan. Under the rights plan, the Company issued a dividend of one right for each share of common stock of the Company held by stockholders of record as of May 25, 2001. Each right will initially entitle stockholders to purchase a fractional share of the Company's preferred stock for $325. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. Upon occurrence of these events, unless redeemed for $0.001 per right, the rights will become exercisable by holders, other than rights held by a potential unsolicited third party acquirer, for shares of the Company or for shares of the third party acquirer having a value of twice the right's then-current exercise price.

NOTE 11. Employee Benefit Plans

Employee Stock Purchase Plan. In 1991, the Company adopted an Employee Stock Purchase Plan ("PMC ESPP") under Section 423 of the Internal Revenue Code. During 1998, the Company's stockholders elected to add a provision to the ESPP. Under the new terms, the number of shares authorized to be available for issuance under the plan shall be increased automatically on January 1, 1999, and every year thereafter until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares (after adjusting for stock dividends), or (iii) an amount to be determined by the Board of Directors.

In 2000, in connection with the acquisition of QED, the Company assumed the QED Employee Stock Purchase Plan ("QED ESPP"). A total of 115,000 shares of common stock have been reserved for issuance under this Plan. Under this Plan, eligible employees may purchase a limited amount of common stock at a minimum of 85% of the market value at certain plan-defined dates. As of December 31, 2001, all employees had converted to the PMC ESPP.

During 2001, 2000, and 1999, there were 245,946 shares, 235,104 shares, and 229,518 shares, respectively, issued under the Plans at weighted-average prices of $31.93, $16.21, and $8.12 per share, respectively. The weighted-average fair value of the 2001, 2000, and 1999 awards was $31.25, $41.90, and $9.32 per share, respectively. During 2001, an additional 1,622,201 shares became available under the PMC ESPP and no additional shares were authorized for the QED ESPP. As of December 31, 2001, 4,846,149 shares were available for future issuance under the PMC ESPP.

Stock Option Plans. The Company has various stock option plans that cover grants of options to purchase the Company's common stock. The options generally expire within five to ten years and vest over four years.

During 2000, the Company's stockholders elected to add a provision to the 1994 Incentive Stock Plan, under which plan most of the outstanding options have been issued. Under the new terms, the number of shares authorized to be available for issuance under the plan shall be increased automatically on January 1, 2001 and every year thereafter until the expiration of the plan. The increase will be limited to the lesser of (i) 5% of the outstanding shares on January 1 of each year, (ii) 45,000,000 shares, or (iii) an amount to be determined by the Board of Directors.

In addition, the Company assumed the stock option plans of each of the companies it acquired prior to 2001 (see Note 2). In 2001, the company simplified its plan structure by merging these plans into one plan. All option activity related to these plans is included in the following tables.

Option activity under the option plans was as follows:

                                                                                     Weighted
                                                                                     Average
                                       Options Available     Number of Options    Exercise Price
                                          For Issuance          Outstanding         Per Share
-------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 6,983,081           18,118,251          $  4.30
    Additional shares reserved               5,999,487
    Granted                                (11,053,619)          11,053,619          $ 28.83
    Exercised                                    -               (3,658,690)         $  2.73
    Expired                                     (2,702)               -                  -
    Cancelled/Repurchased                      403,404             (398,836)         $ 11.96
-------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 2,329,651           25,114,344          $ 15.20
    Additional shares reserved               6,442,687                -
    Granted                                 (3,855,369)           3,855,369          $132.97
    Exercised                                    -               (4,059,790)         $  5.46
    Expired                                    (12,214)               -                  -
    Cancelled/Repurchased                      875,882             (873,870)         $ 32.59
-------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 5,780,637            24,036,053         $ 34.91
    Additional shares reserved               8,111,005
    Granted                                (14,838,436)           14,838,436         $ 18.51
    Exercised                                    -                (2,995,129)        $  6.30
    Expired                                     (4,504)               -                  -
    Cancelled/Repurchased                    3,861,629            (3,774,971)        $ 61.92
    Cancelled but unavailable                 (117,285)               -                  -
-------------------------------------------------------------------------------------------------
Balance at December 31, 2001                 2,793,046            32,104,389         $ 26.82
                                      ===========================================================



The following table summarizes information concerning options outstanding and exercisable for the combined option plans at December 31, 2001:



                          Options Outstanding                                Options Exercisable
                          -------------------------------------------------- ----------------------------------
                                            Weighted          Weighted                        Weighted Average
                                            Average           Average                         Exercise Price
                                            Remaining         Exercise                        per Share
  Range of                Number            Contractual       Price per      Number
  Exercise Prices         Outstanding       Life (years)      Share          Exercisable
  -------------------------------------------------------------------------------------------------------------
  $0.02  - $3.95           3,718,569         5.08              $  2.65           3,496,519      $  2.73
  $3.98  - $15.98          8,719,649         6.20              $ 10.51           7,335,182      $  9.92
  $16.55 - $18.26          7,465,982         9.92              $ 18.26              40,059      $ 18.13
  $18.50 - $48.31          7,041,307         8.91              $ 21.71             755,711      $ 28.61
  $52.38 - $245.00         5,158,882         8.12              $ 91.18           2,358,927      $ 85.64
  -------------------------------------------------------------------------------------------------------------
  $0.02 - $245.00         32,104,389         7.84              $ 26.82          13,986,398      $ 22.02
                          =====================================================================================

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

                                      Options                              ESPP
                                      --------------------------------     --------------------------------
                                      2001       2000       1999           2001       2000       1999
Expected life (years)                   3.0       3.1        3.4            0.9        1.4        1.4
Expected volatility                     0.9       0.7        0.6            1.1        0.9        0.7
Risk-free interest rate                 4.0%      6.1%       5.4%           4.5%       5.9%       5.2%

The weighted-average estimated fair values of employee stock options granted during fiscal 2001, 2000, and 1999 were $10.98, $74.32 and $14.27 per share, respectively.

If the computed fair values of 2001, 2000, and 1999 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been:

(in thousands, except for per share amounts)       2001             2000          1999
-------------------------------------------------------------------------------------------
Net income (loss)                                  $(747,445)       $18,682       $51,238
Basic net income (loss) per share                  $   (4.45)       $  0.12       $  0.35
Diluted net income (loss) per share                $   (4.45)       $  0.10       $  0.32

Because SFAS 123 is applicable only to awards granted or modified subsequent to December 31, 1994, the pro forma effect is not indicative of future pro forma adjustments, when the calculation will apply to all applicable stock awards.

NOTE 12.  Income Taxes

The income tax provisions, calculated under Statement of Financial Accounting Standard No. 109 (SFAS 109), consist of the following:

                                       Year Ended December 31,
                               ----------------------------------------
(in thousands)                     2001          2000          1999
----------------------------------------------------------------------
Current:
  Federal                       $       -      $      40     $   (102)
  State                                 4            224          526
  Foreign                          (7,034)       100,880       43,843
----------------------------------------------------------------------
                                   (7,030)       101,144       44,267
----------------------------------------------------------------------
Deferred:
  Federal                               -            (72)         (23)
  Foreign                         (10,733)         1,340       (2,898)
----------------------------------------------------------------------
                                  (10,733)         1,268       (2,921)
----------------------------------------------------------------------
Provision for income taxes      $ (17,763)     $ 102,412     $ 41,346
                               =======================================


A reconciliation between the Company's effective tax rate and the U.S. Federal statutory rate is as follows:



                                                    Year Ended December 31,
                                            ------------------------------------
(in thousands)                                 2001         2000        1999
--------------------------------------------------------------------------------

Income before provision for income taxes     $ (656,817)  $ 177,710   $ 113,175
Federal statutory tax rate                           35%         35%         35%
Income taxes at U.S. Federal statutory rate  $ (229,886)  $  62,198   $  39,611
State taxes, net of federal benefit                   -         224         526
In process research and development costs             -      13,370           -
Goodwill                                         16,188      11,297           -
Impairment of goodwill and purchased
 intangible assets                               94,440           -           -
Acquisition costs                                     -      13,291           -
Deferred stock compensation                      14,414       9,576           -
Incremental taxes on foreign earnings             1,535       9,093        (697)
Other                                               (97)        530       1,933
Valuation allowance                              85,643     (17,167)        (27)
--------------------------------------------------------------------------------
Provision for income taxes                   $  (17,763)  $ 102,412   $  41,346
                                            ====================================

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                    December 31,
                                           ------------------------------
(in thousands)                                2001              2000
-------------------------------------------------------------------------
Deferred tax assets:
 Net operating loss carryforwards            $ 176,838        $  117,416
 State tax loss carryforwards                   10,926             8,126
 Credit carryforwards                           26,180            14,407
 Reserves and accrued expenses                  19,058            12,186
 Restructuring and other charges                67,207                 -
 Depreciation and amortization                  10,553                 -
 Deferred income                                 4,800            13,525
 Deferred stock compensation                       221               221
-------------------------------------------------------------------------
 Total deferred tax assets                     315,783           165,881
 Valuation allowance                          (305,929)         (154,409)
-------------------------------------------------------------------------
Total net deferred tax assets                    9,854            11,472
-------------------------------------------------------------------------
Deferred tax liabilities:
 Depreciation                                        -            (8,995)
 Capitalized technology                           (369)           (1,600)
 Unrealized gain on investments                (17,715)          (22,629)
 Other                                               -            (2,125)
-------------------------------------------------------------------------
Total deferred tax liabilities                 (18,084)          (35,349)
-------------------------------------------------------------------------
Total net deferred taxes                     $  (8,230)        $ (23,877)
                                           ==============================

At December 31, 2001, the Company has approximately $491.7 million of federal net operating losses, which will expire through 2021. Approximately $10.3 million of the federal net operating losses is subject to ownership change limitations provided by the Internal Revenue Code of 1986. The Company also has approximately $182.1 million of state tax loss carryforwards, which expire through 2021. The utilization of a portion of these state losses is also subject to ownership change limitations provided by the various states' income tax legislation.

Included in the credit carryfowards are $14.5 million of federal research and development credits which expire through 2021, $549,000 of foreign tax credits which expire in 2003, $410,000 of federal AMT credits which carryforward indefinitely, $8.4 million of state research and development credits which do not expire, $1.2 million of state research and development credits which expire through 2006, and $1.1 million of state manufacturer's investment credits which expire through 2010.

Included in the above net operating loss carryforwards are $23.8 million and $8.6 million of federal and state net operating losses related to acquisitions accounted for under the purchase method of accounting. The benefit of such losses, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense.

Included in the deferred tax assets before valuation allowance are approximately $144.8 million of cumulative tax benefits related to equity transactions, which will be credited to stockholder's equity if and when realized.

The pretax income (loss) from foreign operations was ($154.1 million), $254.5 million, and $119.3 million in 2001, 2000, and 1999, respectively. Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.


NOTE 13.  Segment Information

The Company has two operating segments: networking and non-networking products. The networking segment consists of internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment. The non-networking segment includes custom user interface products. The Company is supporting a non-networking product for an existing customer, but has decided not to develop any further products of this type.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profits from operations of the two segments.

Summarized financial information by segment is as follows:

                                            Year Ended December 31,
                                  ------------------------------------------
(in thousands)                       2001           2000           1999
----------------------------------------------------------------------------
Net revenues

 Networking                        $  300,173      $ 665,700      $ 278,477
 Non-networking                        22,565         28,984         17,291
----------------------------------------------------------------------------
Total                              $  322,738      $ 694,684      $ 295,768
                                  ==========================================


Gross profit

 Networking                        $  176,068      $ 515,712      $ 214,401
 Non-networking                         9,408         12,811          7,928
----------------------------------------------------------------------------
Total                              $  185,476      $ 528,523      $ 222,329
                                  ==========================================


Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is based on the location of the customer invoiced. Long-lived assets include investment in bonds and notes, other investments and assets, deposits for wafer fabrication capacity, property and equipment, and goodwill and other intangible assets. Geographic information about long-lived assets is based on the physical location of the assets.

                                            Year Ended December 31,
                                   ----------------------------------------
(in thousands)                        2001          2000          1999
---------------------------------------------------------------------------
Net revenues
 United States                      $  187,723    $  432,649    $  206,498
 Canada                                 35,448        83,747        42,731
 China                                  34,746        46,485        14,901
 Europe and Middle East                 31,825        43,101        14,830
 Asia - other                           32,501        87,554        16,620
 Other foreign                             495         1,148           188
--------------------------------------------------------------------------
 Total                              $  322,738    $  694,684    $  295,768
                                   ========================================


Long-lived assets
 United States                      $  267,298    $  341,361
 Canada                                 89,684       210,006
 Other                                   4,133         3,720
------------------------------------------------------------
 Total                              $  361,115    $  555,087
                                   ==========================


The Company's largest customers based on billings are contract manufacturing companies and distributors of the Company's products. Revenues from external customers (2001 - 2, 2000 - 1, 1999 - 3) that exceed 10% of total net revenues as follows:



                                         Year Ended December 31,
                                -----------------------------------------
(in thousands)                     2001          2000           1999
-------------------------------------------------------------------------

 Networking                      $  80,359     $  128,997     $  110,392
 Non-networking                          -              -         17,208



NOTE 14.  Net Income (Loss) Per Share

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:

                                                Year ended December 31,
                                         -------------------------------------
(in thousands except per share amounts)    2001           2000        1999
------------------------------------------------------------------------------
Numerator:
  Net income (loss)                       $ (639,054)   $  75,298   $  71,829
                                         =====================================

Denominator:
  Basic weighted average common
   shares outstanding (1)                    167,967      162,377     146,818
  Effect of dilutive securities:
    Stock options                                  -       19,341      13,590
    Stock warrants                                 -          173         115
                                         -------------------------------------
  Diluted weighted average common
   shares outstanding                        167,967      181,891     160,523
                                         =====================================

Basic net income (loss) per share         $    (3.80)   $    0.46   $    0.49
                                         =====================================

Diluted net income (loss) per share       $    (3.80)   $    0.41   $    0.45
                                         =====================================

(1) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.


NOTE 15.  Comprehensive Income

The components of comprehensive income, net of tax, are as follows:


                                              Year Ended December 31,
                                     ---------------------------------------
(in thousands)                         2001          2000           1999
----------------------------------------------------------------------------
Net income (loss)                     $ (639,054)   $  75,298    $   71,829
Other comprehensive income:
 Change in net unrealized gains
  on investments,  net of tax
  of $4,914 in 2001
 (2000 - $22,629 and 1999 - nil)          (7,071)       32,563            -
----------------------------------------------------------------------------
Total                                 $ (646,125)   $  107,861   $   71,829
                                     =======================================


NOTE 16.  Related Party Transactions

During the year, the Company made a real estate loan of approximately $2 million to a former officer of a subsidiary company. This interest-bearing loan is secured by real estate assets and the equivalent of approximately 76,000 common shares of the Company, and matures on December 31, 2002. As at December 31, 2001, the full amount of the loan remains outstanding and is included in other investments and assets.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information concerning the Company's directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2002 Annual Stockholder Meeting.

ITEM 11.  Executive Compensation.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled "Director Compensation" and "Executive Compensation and Other Matters" in our Proxy Statement for the 2002 Annual Stockholder Meeting.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference from the information set forth in the section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2002 Annual Stockholder Meeting.


ITEM 13.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the information set forth in Note 16 to the Financial Statements and Supplementary Data under Item 8 of this Form 10-K.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      1.  Consolidated Financial Statements
             The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

         2.  Financial Statement Schedules
             Financial Statement Schedules required by this item are listed on page 51 of this Annual Report on Form 10k.

         3.  Exhibits
             The exhibits listed under Item 14(c) are filed as part of this Form 10-K Annual Report.

(b)      Reports on Form 8-K

         -   None.

(c)      Exhibits pursuant to Item 601 of Regulation S-K.


 Exhibit
  Number                             Description

   3.1    Restated Certificate of Incorporation of the Registrant, as amended on
          May 11, 2001 (1)......................................................

   3.2 Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
          (2)...................................................................

   3.3    Bylaws of the Registrant, as amended (3)..............................

   4.1    Specimen of Common Stock Certificate of the Registrant (4)............

   4.2    Exchange Agreement dated September 2, 1994 by and between the
          Registrant and PMC-Sierra, Ltd.(5)....................................

   4.3    Amendment to Exchange Agreement effective August 9, 1995 (6)..........

   4.4    Terms of PMC-Sierra, Ltd. Special Shares (7)..........................

   4.5 Preferred Stock Rights Agreement, as amended and restated as of July 27, 2001, by and between the Registrant and American Stock Transfer and Trust Company (8).................................................

   4.6 Form of Convertible Note and Indenture dated August 6, 2001 by and between the Registrant and State Street Trust and Bank Company of
          California, N.A (9)...................................................

   10.1   1991 Employee Stock Purchase Plan, as amended (10)....................

   10.2   1994 Incentive Stock Plan, as amended (11)............................

   10.3   2001 (Nonstatutory) Incentive Stock Plan. ............................

   10.4   Form of  Indemnification  Agreement  between  the  Registrant  and its directors and officers (12)...........................................

   10.5   Executive  Employment  Agreement  by and  between the  Registrant  and
          Robert L. Bailey (13).................................................

   10.6 Form of Executive Employment Agreement by and between the Registrant and each of Gregory Aasen, Steffan Perna, and Haresh Patel
          (14)..................................................................

   10.7   Executive  Employment Agreement by and between the Registrant and John
          W. Sullivan (15)......................................................

   10.8   Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd.
          and Pilot Pacific Developments Inc. (16) .............................

   10.9   Building Lease  Agreements  between WHTS Freedom  Circle  Partners and
          PMC-Sierra, Inc. (17).................................................

   10.9A  First Amendment to Building Lease Agreements between WHTS Freedom
          Circle Partners and the Registrant. (18)..............................

  10.10   Building  Lease  Agreement   Kanata  Research  Park   Corporation  and
          PMC-Sierra, Ltd. (19).................................................

  10.11   Building Lease  Agreement  between  Transwestern - Robinson I, LLC and
          PMC-Sierra US, Inc. (20)..............................................

  10.12   Revolving Operating Line of Credit Agreement dated December 28, 2000 by and between the Registrant and CIBC Inc. (21)......................

  10.13   Guarantee Agreement dated April 27, 1998 by and between the Registrant and CIBC. (22)........................................................

  10.14* Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.
          (23)..................................................................

  10.15* Deposit agreement dated January 31, 2000 by and between Chartered Semiconductor Manufacturing Ltd. and the Registrant.
          (24)..................................................................

  10.16   Registration Rights Agreement dated August 6, 2001 by and between the
          Registrant and Goldman, Sachs & Co. (25)..............................

          Technology  License  Agreement,  by and between Weitek Corporation and
          MIPS Computer Systems, Inc............................................

  10.17*  Assignment Agreement, by and between Weitek Corporation and PMC-Sierra
          US, Inc. (formerly Quantum Effect Devices, Inc.)......................

          Amendment No. 1 to the Technology License Agreement, by and between MIPS Technology, Inc. and PMC-Sierra US, Inc. (formerly Quantum Effect
          Devices, Inc.) dated March 31, 1997. (26).............................

   11.1   Calculation of earnings per share. (27)...............................

   21.1   Subsidiaries of the Registrant........................................

   23.1   Consent of Deloitte & Touche LLP, Independent Auditors................

   24.1   Power of Attorney. (28)...............................................


* Confidential portions of this exhibit have been omitted and filed separately with the Commission.
---------------------------
1. Incorporated by reference from Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001.

2. Incorporated by reference from Exhibit 3.2 filed with the Registrant's amended Registration Statement on Form S-3 filed with the Commission on November 8, 2001 (No. 333-70248).

3. Incorporated by reference from Exhibit 3.2 filed with the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001.

4. Incorporated by reference from Exhibit 4.4 filed with the Registrant's amended Registration Statement on Form S-3 filed with the Commission on August 27, 1997 (No. 333-15519).

5. Incorporated by reference from Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K, filed with the Commission on September 19, 1994, as amended on October 4, 1995.

6. Incorporated by reference from Exhibit 2.1 filed with Registrant's Current Report on Form 8-K, filed with the Commission on September 6, 1995, as amended on October 6, 1995.

7. Incorporated by reference from Exhibit 4.3 filed with the Registrant's Registration Statement on Form S-3, filed with the Commission on September 19, 1995 (No. 33-97110).

8. Incorporated by reference from Exhibit 4.3 filed with the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001.

9. Incorporated by reference from Exhibit 4.1 filed with the Registrant's amended Registration Statement on Form S?3 filed with the Commission on November 8, 2001 (No. 333-70248).

10. Incorporated by reference from Exhibit 10.2 filed with the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1999.

11.      Incorporated   by  reference   from   Exhibit   10.17  filed  with  the
         Registrant's Annual Report on Form 10-K filed with the Commission on April 2, 2001.

12.      Incorporated   by  reference   from   Exhibit   10.21  filed  with  the
         Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1997.

13.      Incorporated   by  reference   from   Exhibit   10.32  filed  with  the
         Registrant's amended Annual Report on Form 10-K filed with the Commission on March 30, 2000.

14.      Incorporated   by  reference   from   Exhibit   10.33  filed  with  the
         Registrant's amended Annual Report on Form 10-K filed with the Commission on March 30, 2000. Except for the names and dates, Mr. Perna's and Mr. Patel's Executive Employment Agreements are substantially identical in all material respects to the Executive Employment Agreement filed for Mr. Aasen.

15.      Incorporated   by  reference   from   Exhibit   10.34  filed  with  the
         Registrant's amended Annual Report on Form 10-K filed with the Commission on March 30, 2000.

16.      Incorporated   by  reference   from   Exhibit   99.4A  filed  with  the
         Registrant's Annual Report on Form 10-K filed with the Commission on April 14, 1997.

17.      Incorporated   by  reference   from   Exhibit   10.36  filed  with  the
         Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 8, 2000.

18.      Incorporated   by  reference   from   Exhibit   10.46  filed  with  the
         Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001.

19.      Incorporated   by  reference   from   Exhibit   10.44  filed  with  the
         Registrant's Annual Report on Form 10-K filed with the Commission on April 2, 2001.

20.      Incorporated   by  reference   from   Exhibit   10.45  filed  with  the
         Registrant's Annual Report on Form 10-K filed with the Commission on April 2, 2001.

21.      Incorporated   by  reference   from   Exhibit   10.23  filed  with  the
         Registrant's Annual Report on Form 10-K filed with the Commission on April 2, 2001.

22.      Incorporated   by  reference   from   Exhibit   10.27  filed  with  the
         Registrant's Form 10-Q Quarterly Report filed with the Commission on August 12, 1998.

23.      Incorporated   by  reference   from   Exhibit   10.31  filed  with  the
         Registrant's amended Annual Report on Form 10-K filed with the Commission on March 30, 2000.

24.      Incorporated   by  reference   from   Exhibit   10.35  filed  with  the
         Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2000.

25. Incorporated by reference from Exhibit 10.1 from the Registrant's amended Registration Statement on Form S-3, filed with the Commission on November 8, 2001. (No. 333-70248).

26. Incorporated by reference from Exhibit 10.47 from the Registrant's amended Registration Statement on Form S-3, filed with the Commission on January 4, 2002. (No. 333-70248).

27. Refer to Note 14 of the financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

28.      Refer to the Signatures page of this Annual Report.


(d) Financial Statement Schedules required by this item are listed on page 52 of this Annual Report on Form 10k.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PMC-SIERRA, INC.
                               (Registrant)

Date:  March 27, 2002          /s/ John Sullivan
                               --------------------------------------
                               John W. Sullivan
                               Vice President, Finance (duly authorized officer)
                               Principal Accounting Officer



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


         Name                                    Title                                   Date

/s/ Robert L. Bailey       President, Chief Executive Officer (Principal Executive    March 27, 2002
------------------------   Officer) and Chairman of the Board of Directors
Robert L. Bailey


/s/ John W. Sullivan       Vice President Finance, Chief Financial Officer (and       March 27, 2002
------------------------   Principal Accounting Officer)
John W. Sullivan


/s/ Alexandre Balkanski    Director                                                   March 27, 2002
------------------------
Alexandre Balkanski


/s/ Colin Beaumont         Director                                                   March 27, 2002
------------------------
Colin Beaumont


/s/ James V. Diller        Vice Chairman                                              March 27, 2002
------------------------
James V. Diller


/s/ Frank Marshall         Director                                                   March 27, 2002
------------------------
Frank Marshall


/s/ Lewis O. Wilks         Director                                                   March 27, 2002
------------------------
Lewis O. Wilks


SCHEDULE II - Valuation and Qualifying Accounts

                 Years ended December 31, 2001, 2000, and 1999
                                 (in thousands)

                         Allowance for Doubtful Accounts


                            Additions    Additions
   Year      Balance at    charged to    charged to
            beginning of    costs and     other                     Balance at
                year        expenses     accounts     Write-offs   end of year

   2001      $ 1,934           810          -           119         $ 2,625
   2000      $ 1,553           420          -            39         $ 1,934
   1999      $ 1,128           439          -            14         $ 1,553

                                INDEX TO EXHIBITS


       Exhibit                    Description
        Number
     ------------  -----------------------------------------------

        10.3          2001 (Nonstatutory) Incentive Stock Plan

        21.1          Subsidiaries

        23.1          Consent of Deloitte & Touche LLP