Form 10-Q
period 2002-03-31
PMC SIERRA INC
filed 2002-05-09
CIK 767920

------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended March 31, 2002

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

                               3975 Freedom Circle
                              Santa Clara, CA 95054
                                 (408) 239-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ___X____ No _______


            Common shares outstanding at April 15, 2002 - 166,327,721
                ------------------------------------------------

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page

         -      Condensed consolidated statements of operations              3

         -      Condensed consolidated balance sheets                        4

         -      Condensed consolidated statements of cash flows              5

         -      Notes to the condensed consolidated financial statements     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                        32


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8 - K                                 35

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)
                                                                       Three Months Ended
                                                                 -------------------------------
                                                                     Mar 31,          Apr 1,
                                                                       2002            2001
Net revenues
 Networking                                                       $      46,852   $     116,146
 Non-networking                                                           4,590           3,749
                                                                 --------------- ---------------
Total                                                             $      51,442   $     119,895

Cost of revenues                                                         20,543          37,927
                                                                 --------------- ---------------
 Gross profit                                                            30,899          81,968

Other costs and expenses:
 Research and development                                                36,234          57,468
 Marketing, general and administrative                                   17,111          25,093
 Amortization of deferred stock compensation:
  Research and development                                                  921          27,900
  Marketing, general and administrative                                      66             519
 Amortization of goodwill                                                     -          17,811
 Restructuring costs and other special charges                                -          19,900
                                                                 --------------- ---------------
Income (loss) from operations                                           (23,433)        (66,723)

Interest and other income, net                                            1,421           4,867
Gain on sale of investments                                               2,445             401
                                                                 --------------- ---------------
Income (loss) before provision for income taxes                         (19,567)        (61,455)

Provision for (recovery of) income taxes                                 (5,887)          2,071
                                                                 --------------- ---------------
Net income (loss)                                                 $     (13,680)  $     (63,526)
                                                                 =============== ===============

Net income (loss) per common share - basic and diluted            $       (0.08)  $       (0.38)
                                                                 =============== ===============

Shares used in per share calculation - basic and diluted                169,513         166,786

See notes to the condensed consolidated financial statements.

                                PMC-Sierra, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                              Mar 31,          Dec 30,
                                                                                2002             2001
                                                                            (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                                                  $    142,138     $    152,120
 Short-term investments                                                          265,424          258,609
 Accounts receivable, net                                                         15,554           16,004
 Inventories, net                                                                 31,585           34,246
 Deferred tax assets                                                              15,063           14,812
 Prepaid expenses and other current assets                                        23,440           18,435
                                                                          ---------------  ---------------
   Total current assets                                                          493,204          494,226

Investment in bonds and notes                                                    160,426          171,025
Other investments and assets                                                      44,668           68,863
Deposits for wafer fabrication capacity                                           21,992           21,992
Property and equipment, net                                                       79,502           89,715
Goodwill and other intangible assets,  net                                         9,235            9,520
                                                                          ---------------  ---------------
                                                                            $    809,027     $    855,341
                                                                          ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                           $     29,352     $     21,320
 Accrued liabilities                                                              42,455           49,348
 Income taxes payable                                                             14,739           19,742
 Accrued restructuring costs                                                     151,154          161,198
 Deferred income                                                                  25,849           27,677
 Current portion of obligations under capital leases and long-term debt              362              470
                                                                          ---------------  ---------------
   Total current liabilities                                                     263,911          279,755

Convertible subordinated notes                                                   275,000          275,000
Deferred tax liabilities                                                          13,831           23,042

PMC special shares convertible into 3,372 (2001 - 3,373)
 shares of common stock                                                            5,309            5,317

Stockholders' equity
 Common stock and additional paid in capital, par value $.001:
  900,000 shares authorized; 166,275 shares issued and
  outstanding (2001 - 165,702)                                                   829,378          824,321
 Deferred stock compensation                                                      (3,199)          (4,186)
 Accumulated other comprehensive income                                           11,877           25,492
 Accumulated deficit                                                            (587,080)        (573,400)
                                                                          ---------------  ---------------
   Total stockholders' equity                                                    250,976          272,227
                                                                          ---------------  ---------------
                                                                            $    809,027     $    855,341
                                                                          ===============  ===============
See notes to the condensed consolidated financial statements.


                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                          Three Months Ended
                                                                   --------------------------------
                                                                       Mar 31,           Apr 1,
                                                                         2002             2001

Cash flows from operating activities:
 Net income (loss)                                                   $    (13,680)    $    (63,526)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and other amortization                                      11,135           13,239
  Amortization of goodwill and other intangibles                              285           18,370
  Amortization of deferred stock compensation                                 987           28,419
  Gain on sale of investments                                              (2,445)            (264)
  Noncash restructuring costs and asset write-downs                             -            6,068
  Changes in operating assets and liabilities:
   Accounts receivable                                                        450           53,045
   Inventories                                                              2,661          (10,894)
   Prepaid expenses and other current assets                               (5,005)           7,016
   Accounts payable and accrued liabilities                                 1,139          (43,605)
   Income taxes payable                                                    (5,003)         (37,474)
   Accrued restructuring costs                                            (10,044)          15,553
   Deferred income                                                         (1,828)          (7,766)
                                                                   ---------------  ---------------
    Net cash used in operating activities                                 (21,348)         (21,819)
                                                                   ---------------  ---------------

Cash flows from investing activities:
 Purchases of short-term investments                                       (5,439)         (23,453)
 Proceeds from sales and maturities of short-term investments              47,416          117,470
 Purchases of long-term bonds and notes                                   (38,803)               -
 Other investments                                                          3,782             (957)
 Net investment in wafer fabrication deposits                                   -           (3,256)
 Purchases of property and equipment                                         (531)         (16,575)
                                                                   ---------------  ---------------
    Net cash provided by investing activities                               6,425           73,229
                                                                   ---------------  ---------------
Cash flows from financing activities:
 Repayment of capital leases and long-term debt                              (108)            (529)
 Proceeds from issuance of common stock                                     5,049           11,625
                                                                   ---------------  ---------------
    Net cash provided by financing activities                               4,941           11,096
                                                                   ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                       (9,982)          62,506
Cash and cash equivalents, beginning of the period                        152,120          256,198
                                                                   ---------------  ---------------
Cash and cash equivalents, end of the period                         $    142,138     $    318,704
                                                                   ===============  ===============

See notes to the condensed consolidated financial statements.

                                PMC-Sierra, Inc.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.   Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the "Company" or "PMC") designs, develops, markets and supports high-performance semiconductor networking solutions. The Company's products are used in high-speed transmission and networking systems, which are being used to restructure the global telecommunications and data communications infrastructure.

Basis of presentation. The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 30, 2001. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.

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

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). The components of inventories are as follows:

                                 Mar 31,          Dec 30,
 (in thousands)                    2002             2001
 ------------------------------------------------------------

 Work-in-progress                  $ 13,374         $ 10,973
 Finished goods                      18,211           23,273
 ------------------------------------------------------------
                                   $ 31,585         $ 34,246
                                 ============================


Goodwill and other intangible assets. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets".

SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. The Company adopted SFAS 141 on a prospective basis effective July 1, 2001. The adoption of SFAS 141 did not have a material effect on the Company's financial statements, but will impact the accounting treatment of future acquisitions.

SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company will complete an initial goodwill impairment assessment in the second quarter of 2002 to determine if a transition impairment charge should be recognized under SFAS 142. This assessment is not expected to have an impact on the carrying value of goodwill.

The Company adopted SFAS 142 on a prospective basis at the beginning of fiscal 2002 and ceased amortizing goodwill totaling $7.1 million, thereby eliminating annual goodwill amortization of approximately $2 million. The impact of SFAS 142 on net income and net income per share if the standard had been in effect for the comparative prior period is as follows:

                                                                         Three Months Ended
                                                                -----------------------------------
                                                                    Mar 31,            Apr 1,
(in thousands except per share amounts)                               2002              2001
---------------------------------------------------------------------------------------------------
Net income (loss), as reported                                    $    (13,680)      $   (63,526)
Adjustments:
 Amortization of goodwill                                                                  17,811
 Amortization of other intangibles                                                            212
                                                                -----------------  ----------------

  Net income (loss)                                               $    (13,680)      $    (45,503)
                                                                =================  ================

Basic and diluted net income (loss) per share, as reported        $      (0.08)      $      (0.38)
                                                                =================  ================

Basic and diluted net income (loss) per share, adjusted           $      (0.08)      $      (0.27)
                                                                =================  ================

Accounting for the impairment or disposal of long-lived assets. In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a business segment. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Statement also broadens the presentation of discontinued operations to include disposals of a component of an entity and provides additional implementation guidance with respect to the classification of assets as held-for-sale and the calculation of an impairment loss. The Company adopted SFAS 144 at the beginning of fiscal 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial statements.


NOTE 2.   Restructuring and Other Costs

Restructuring - March 26, 2001

In the first quarter of 2001, PMC implemented a restructuring plan in response to the decline in demand for its networking products and consequently recorded a restructuring charge of $19.9 million. The restructuring plan included the involuntary termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects.

The elements of the accrued restructuring costs related to the March 2001 restructuring plan are as follows:

                                                                                             Restructuring
                                                   Total Charge   Non-cash        Cash        Liability at
(in thousands)                                     Mar 26, 2001    Charges      Payments      Mar 31,2002
-----------------------------------------------------------------------------------------------------------
  Workforce reduction                              $     9,367    $      -     $  (8,069)    $  1,298

  Facility lease and contract settlement costs           6,545           -        (4,820)       1,725

  Write-down of property and equipment, net              3,988      (3,988)            -            -

-----------------------------------------------------------------------------------------------------------

Total                                              $    19,900    $ (3,988)    $ (12,889)    $  3,023
                                                  =========================================================

The following summarizes the activity in the March 2001 restructuring liability during the first quarter of 2002:

                                                                            Restructuring
                                                 Balance at      Cash        Liability at
(in thousands)                                  Dec 30, 2001   Payments      Mar 31, 2002
------------------------------------------------------------------------------------------
 Workforce reduction                             $   1,576     $   (278)      $  1,298

 Facility lease and contract settlement costs        2,628         (903)         1,725
------------------------------------------------------------------------------------------
Total                                            $   4,204     $ (1,181)      $  3,023
                                              ============================================

PMC has completed the restructuring activities contemplated in the March 2001 restructuring plan. The remaining liability relates to the estimated severance and facility lease payments, net of estimated sub-lease revenues, still to be made under this restructuring plan.


Restructuring - October 18, 2001

Due to the continued decline in market conditions, PMC implemented a second restructuring plan in the fourth quarter of 2001 to reduce its operating cost structure. This restructuring plan included the termination of 341 employees, the consolidation of additional excess facilities, and the curtailment of additional research and development projects. As a result, the Company recorded a second restructuring charge of $175.3 million in the fourth quarter of 2001.

The  elements  of  the   restructuring   costs   related  to  the  October  2001
restructuring plan are as follows:

                                                                                              Restructuring
                                                   Total Charge      Non-cash        Cash      Liability at
(in thousands)                                     Oct 18, 2001       Charges      Payments    Mar 31,2002
------------------------------------------------------------------------------------------------------------
  Workforce reduction                              $  12,435       $        -    $  (8,405)   $   4,030

  Facility lease and contract settlement costs       150,610                -       (6,509)     144,101

  Write-down of prepaid software licenses              2,329           (2,329)           -            -

  Write-down of property and equipment, net            9,912           (9,912)           -            -
------------------------------------------------------------------------------------------------------------

Total                                              $ 175,286       $  (12,241)   $ (14,914)   $ 148,131
                                                  ==========================================================

The following summarizes the activity in the October 2001 restructuring liability during the first quarter of 2002:


                                                                               Restructuring
                                                   Balance at        Cash       Liability at
(in thousands)                                    Dec 30, 2001     Payments     Mar 31, 2002
----------------------------------------------------------------------------------------------
  Workforce reduction                             $   6,784       $ (2,754)     $   4,030

  Facility lease and contract settlement costs      150,210         (6,109)       144,101
----------------------------------------------------------------------------------------------
Total                                             $ 156,994       $ (8,863)     $ 148,131
                                                ==============================================

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

                                                Three Months Ended
                                       ---------------------------------------
                                               Mar 31,              Apr 1,
(in thousands)                                   2002                 2001
------------------------------------------------------------------------------
Net revenues

 Networking                                 $      46,852         $    116,146
 Non-networking                                     4,590                3,749
---------------------------------------------------------   ------------------
Total                                       $      51,442         $    119,895
                                       =======================================


Gross profit

 Networking                                 $      28,934         $     80,337
 Non-networking                                     1,965                1,631
------------------------------------------------------------------------------
Total                                       $      30,899         $     81,968
                                       =======================================


NOTE 4.   Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:


                                                      Three Months Ended
                                              ---------------------------------
                                                 Mar 31,             Apr 1,
(in thousands)                                     2002               2001
-------------------------------------------------------------------------------
Net income (loss)                              $    (13,680)      $    (63,526)
Other comprehensive income (loss):
Change in net unrealized gains on investments       (13,615)           (21,292)

-------------------------------------------------------------------------------
Total                                          $    (27,295)      $    (84,818)
                                              =================================

NOTE 5.   Net Income (Loss) Per Share

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:

                                                          Three Months Ended
                                                     ---------------------------
                                                      Mar 31,         Apr 1,
(in thousands except per share amounts)                 2002           2001
--------------------------------------------------------------------------------
Numerator:
  Net income (loss)                                    $ (13,680)     $ (63,526)
                                                     ===========================
Denominator:
Basic weighted average common shares outstanding (1)     169,513        166,786
  Effect of dilutive securities:
   Stock options                                               -              -
   Stock warrants                                              -              -
                                                     ---------------------------
  Diluted weighted average common shares outstanding     169,513        166,786
                                                     ===========================
Basic and diluted net income (loss) per share          $   (0.08)     $   (0.38)
                                                     ===========================
Diluted net income (loss) per share                    $   (0.08)     $   (0.38)
                                                     ===========================


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

 -   revenues;

 -   research and development expenses;

 -   marketing, general and administrative expenditures;

 -   interest and other income;

 -   capital resources sufficiency;

 -   capital expenditures;

 -   restructuring activities, expenses and associated annualized savings; and

 -   our business outlook.

PMC releases earnings at regularly scheduled times after the end of each reporting period. Typically within one hour of the release, we will hold a conference call to discuss our performance during the period. We welcome all PMC stockholders to listen to these calls either by phone or over the Internet by accessing our website at www.pmc-sierra.com.


Results of Operations

First Quarters of 2002 and 2001
                                             First Quarter
                                      ---------------------------
                                           2002          2001     Change

Networking products                     $    46.8       $ 116.1    (60%)
Non-networking products                       4.6           3.8     21%
                                      ---------------------------
Total net revenues                      $    51.4       $ 119.9    (57%)
                                      ===========================


Net revenues decreased by 57% in the first quarter of 2002 compared to the same quarter a year ago.

Networking revenues declined 60% in the first quarter of 2002 compared to the first quarter of 2001 due to decreased unit sales of our networking products caused by reduced demand for our customers' products and excess inventories of some of our products accumulated by our customers.

Non-networking revenues increased 21% in the first quarter of 2002 compared to the first quarter of 2001 due to increased unit sales to our principal customer in this segment. We discontinued development of follow-on products in this segment in 1996.

Gross Profit ($000,000)
                                               First Quarter
                                        --------------------------
                                            2002          2001     Change

Networking products                       $   28.9      $   80.4    (64%)
Non-networking products                        2.0           1.6     25%
                                        --------------------------
Total gross profit                        $   30.9      $   82.0    (62%)
                                        ==========================
   Percentage of net revenues                  60%           68%



Total gross profit declined $51.1 million, or 62%, in the first quarter of 2002 compared to the same quarter a year ago.

Networking gross profit for the first quarter of 2002 decreased by $51.5 million from the first quarter of 2001 due to the reduction in our networking sales volume.

Networking gross profit as a percentage of networking revenues decreased seven percentage points from 69% in the first quarter of 2001 to 62% in the first quarter of 2002. This decrease resulted from the following factors:

 - the effect of applying fixed manufacturing costs over reduced shipment volumes, which lowered gross margins by ten percentage points,

 - 2001 included a $2.1 million write-down of excess inventory compared to none in 2002, which resulted in higher gross profit by four percentage points, and

 - a shift in product mix towards lower margin products, which lowered gross profit by one percentage point.

Non-networking gross profit as a percentage of non-networking revenues did not materially change in the first quarter of 2002 compared to the first quarter of 2001.

Operating Expenses and Charges ($000,000)
                                                     First Quarter
                                               -------------------------
                                                  2002         2001     Change

Research and development                        $   36.2     $   57.5    (37%)
Percentage of net revenues                            70%          48%

Marketing, general and administrative           $   17.1     $   25.1    (32%)
Percentage of net revenues                            33%          21%

Amortization of deferred stock compensation:
 Research and development                       $    0.9     $   27.9
 Marketing, general and administrative               0.1          0.5
                                               ------------------------
                                                $    1.0     $   28.4
                                               ------------------------
 Percentage of net revenues                            2%          24%

Amortization of goodwill                        $      -     $   17.8

Restructuring costs and other special charges   $      -     $   19.9


          Research and  Development  and Marketing,  General and  Administrative
          Expenses:

Our research and development, or R&D, expenses decreased by $21.3 million, or 37%, in the first quarter of 2002 compared to the same quarter a year ago due to the restructuring and cost reduction programs implemented at the end of the first quarter and in the fourth quarter of 2001. As a result of these restructuring and cost reduction initiatives, we reduced our R&D personnel and related costs by $14 million and other R&D expenses by $7.3 million compared to the first quarter of 2001. See Restructuring and other special charges.

Our marketing, general and administrative, or MG&A, expenses decreased by $8 million, or 32%, in the first quarter of 2002 compared to the same quarter a year ago. Of this decrease, $2 million was attributable to lower sales commissions as a result of lower revenues. The remainder was attributable to the restructuring and cost reduction programs implemented in 2001, which reduced our MG&A personnel and related costs by $5.1 million and other MG&A expenses by $0.9 million. See Restructuring and other special charges.


          Amortization of Deferred Stock Compensation:


We recorded a non-cash charge of $1 million for amortization of deferred stock compensation in the first quarter of 2002 compared to a $28.4 million charge in the first quarter of 2001. Deferred stock compensation charges decreased compared to the same quarter last year because in the first quarter of 2001 we accelerated the amortization of deferred stock compensation for some of the employees who were terminated as a result of our March 2001 restructuring. Deferred stock compensation charges also decreased due to the cancellation of unvested options held by employees who were terminated as part of our restructuring.


         Amortization of Goodwill:

We adopted the Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" on a prospective basis at the beginning of 2002 and ceased amortizing goodwill in accordance with the non-amortization provisions of SFAS 142. The impact of SFAS 142 on net income and net income per share if the standard had been in effect for the comparative prior period is provided in Note 1 to the condensed consolidated financial statements.


         Restructuring and other special charges:

Restructuring - March 26, 2001

In the first quarter of 2001, we implemented a restructuring plan in response to the decline in demand for our networking products and consequently recorded a restructuring charge of $19.9 million. The restructuring plan included the involuntary termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects.

The elements of the accrued restructuring costs related to the March 2001 restructuring plan are as follows:





                                                                                             Restructuring
                                                   Total Charge   Non-cash        Cash        Liability at
(in thousands)                                     Mar 26, 2001    Charges      Payments      Mar 31,2002
-----------------------------------------------------------------------------------------------------------
  Workforce reduction                              $     9,367    $      -     $  (8,069)    $   1,298

  Facility lease and contract settlement costs           6,545           -        (4,820)        1,725

  Write-down of property and equipment, net              3,988      (3,988)            -             -

-----------------------------------------------------------------------------------------------------------

Total                                              $    19,900    $ (3,988)    $ (12,889)    $   3,023
                                                  =========================================================

During the first quarter of 2002, we made the following payments related to the March 2001 restructuring:


                                                                            Restructuring
                                                 Balance at      Cash        Liability at
(in thousands)                                  Dec 30, 2001   Payments      Mar 31, 2002
------------------------------------------------------------------------------------------
 Workforce reduction                             $   1,576     $   (278)      $  1,298

 Facility lease and contract settlement costs        2,628         (903)         1,725
------------------------------------------------------------------------------------------
Total                                            $   4,204     $ (1,181)      $  3,023
                                              ============================================

We have completed the restructuring activities contemplated in this plan. As a result of this restructuring, we have achieved annualized savings of approximately $28.2 million in cost of revenues and operating expenses based on the expenditure levels at the time of this restructuring. The remaining liability relates to the estimated severance and facility lease payments, net of estimated sub-lease revenues, still to be made under this restructuring plan.


Restructuring - October 18, 2001

Due to the continued decline in market conditions, we implemented a second restructuring plan in the fourth quarter of 2001 to reduce our operating cost structure. This restructuring plan included the termination of 341 employees, the consolidation of additional excess facilities, and the curtailment of additional research and development projects. As a result, we recorded a second restructuring charge of $175.3 million in the fourth quarter of 2001.

The  elements  of  the   restructuring   costs   related  to  the  October  2001
restructuring plan are as follows:

                                                                                              Restructuring
                                                  Total Charge      Non-cash        Cash       Liability at
(in thousands)                                    Oct 18, 2001       Charges      Payments     Mar 31,2002
------------------------------------------------------------------------------------------------------------
  Workforce reduction                              $  12,435       $        -       (8,405)   $   4,030

  Facility lease and contract settlement costs       150,610                -       (6,509)     144,101

  Write-down of prepaid software licenses              2,329           (2,329)           -            -

  Write-down of property and equipment, net            9,912           (9,912)           -            -

------------------------------------------------------------------------------------------------------------

Total                                              $ 175,286       $  (12,241)   $ (14,914)   $ 148,131
                                                  =========================================================


During the first quarter of 2002, we made the following payments related to the October 2001 restructuring:


                                                                               Restructuring
                                                   Balance at        Cash       Liability at
(in thousands)                                    Dec 30, 2001     Payments     Mar 31, 2002
----------------------------------------------------------------------------------------------
  Workforce reduction                             $   6,784       $ (2,754)     $   4,030

  Facility lease and contract settlement costs      150,210         (6,109)       144,101
----------------------------------------------------------------------------------------------
Total                                             $ 156,994       $ (8,863)     $ 148,131
                                                ==============================================


We expect to complete the restructuring activities contemplated in the October 2001 restructuring plan by the fourth quarter of 2002. Upon conclusion of these restructuring activities, we expect to achieve additional annualized savings of approximately $67.6 million in cost of revenues and operating expenses based on the expenditure levels at the time of this restructuring.


Interest and other income, net

Net interest and other income decreased to $1.4 million in the first quarter of 2002 from $4.9 million in the first quarter of 2001. An increase in interest income due to higher cash balances resulting from the issuance of convertible subordinated notes in the third quarter of 2001 was offset by lower investment yields, and interest expense and amortized issuance costs related to the notes.


Gain on sale of investments

During the first quarter of 2002, we realized a pre-tax gain of approximately $2.4 million as a result of our disposition of a portion of our investments in two publicly held companies. We continue to hold 2.2 million shares of Sierra Wireless, 1.2 million shares of which are restricted from sale until May 2002.


Provision for income taxes

We recorded a tax recovery of $5.9 million in the first quarter of 2002 relating to losses and tax credits generated in Canada which will result in a recovery of taxes paid in prior periods. We have provided a valuation allowance on other deferred tax assets generated in the quarter because of uncertainty regarding their realizability.


Recently issued accounting standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations". SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. We adopted SFAS 141 on a prospective basis effective July 1, 2001. The adoption of SFAS 141 did not have a material effect on our financial statements, but will impact the accounting treatment of future acquisitions.

In July 2001, the FASB also issued Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. We adopted SFAS 142 on a prospective basis at the beginning of 2002 and stopped amortizing goodwill totaling $7.1 million, thereby eliminating goodwill amortization of approximately $2 million in 2002. If the standard had been in effect for the comparative quarter in 2001, SFAS 142 would have reduced our net loss for the first quarter of 2001 by $18 million, or $0.11 per share. We will complete an initial goodwill impairment assessment in the second quarter of 2002 to determine if a transition impairment charge should be recognized under SFAS 142. This assessment is not expected to have an impact on the carrying value of goodwill.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a business segment. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Statement also broadens the presentation of discontinued operations to include disposals of a component of an entity and provides additional implementation guidance with respect to the classification of assets as held-for-sale and the calculation of an impairment loss. We adopted SFAS 144 at the beginning of fiscal 2002. The adoption of SFAS 144 did not have a material impact on our financial statements.

Critical Accounting Policies and Significant Estimates

Our significant accounting policies are outlined within Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 30, 2001. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. For the quarter ended March 31, 2002, the following items required the most significant judgments and involved complex estimation:


         Restructuring charges  - Facilities

In calculating the cost to dispose of our excess facilities we had to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on either the lease termination payments, operating costs until terminated, or the offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates. At the end of March 2002, the provision for excess facilities was approximately 52% of total future lease and operating costs for the excess facilities included in the restructuring plan.


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


         Investment in Non-Public Entities

We have invested in non-public companies and in venture capital funds, which we review periodically to determine if there has been a non-temporary decline in the market value of those investments below our carrying value. Our assessment of impairment in carrying value is based on the market value trends of similar public companies, the current business performance of the entities in which we have invested, and if available, the estimated future potential value of these companies and venture funds. The assessment performed at March 31, 2002 did not indicate any impairment below the carrying value of these investments. However when we perform future assessments of these investments, a further decline in the value of these companies and venture funds may require us to recognize an impairment on our $12.9 million investment.

Business Outlook

While service providers continued to reduce their capital expenditures into the first quarter of 2002, we experienced the first quarterly sequential increase in demand for our networking products in over a year. Our networking revenue grew despite the excess inventories that our customers hold of our networking products. This growth was derived from sales of our newer products, of which our customers do not have excess inventories. While our revenues grew sequentially, most of our customers, the networking equipment providers, and their customers, the network service providers, continue to experience decreased demand, contend with excessive debt levels and focus on cost reduction.

We expect our networking product revenue to grow sequentially in the second quarter of 2002 as our customers demand more of our newer products and as they consume a portion of the excess PMC component inventories they hold, which could result in additional sales of older products. This revenue growth will be partially offset by an anticipated 90% decline in our non-networking product revenues, as our principal non-networking customer releases its next generation product, which does not incorporate our non-networking device.

We expect the pattern of our quarterly networking revenues to be volatile in 2002 as a result of fluctuating customer demand forecasts and inventory levels. At any time our networking revenues may decline further if our customers' clients announce further reductions in capital equipment spending. Recent news releases indicate that one group of our customers' clients, the network service providers, will further decrease expenditures on our customers' products. We cannot predict the impact on our business of these announced changes in service provider capital expenditure budgets.

We expect to hold our quarterly research and development and marketing, general and administrative expenses, excluding any special charges, in the low to mid $50 million range for the next two fiscal quarters.

We anticipate that interest and other income will vary in coming quarters as we dispose of portions of our publicly traded equity portfolio at uncertain equity market prices.


Liquidity & Capital Resources

Our principal source of liquidity at March 31, 2002 was our cash, cash equivalents and short-term investments of $407.6 million, which decreased from $410.7 million at the end of 2001. We also held $160.4 million in 12 to 30 month maturity bonds and notes at the end of the first quarter of 2002, which decreased from $171 million at the end of 2001.

In the first three months of 2002, we used $21.3 million in cash for operating activities. Our net loss of $13.7 million included $12.4 million for depreciation and amortization and $2.4 million of gains on the sale of investments.

With respect to changes in working capital, we generated cash by decreasing our accounts receivable by $0.5 million and our inventories by $2.7 million and increasing our accounts payable and accrued liabilities by $1.1 million. We used cash by increasing our prepaid expenses and other assets by $5 million and decreasing our accrued restructuring costs by $10 million, deferred income by $1.8 million, and income taxes payable by $5 million.

Our year to date investing activities include the maturity and reinvestment of short-term investments. We also invested an additional $38.8 million in 12 to 30 month maturity bonds and notes and we reclassified $49.4 million of these bonds and notes as short-term investments at the end of the first quarter. We purchased $0.5 million of property and equipment, and received net proceeds of $3.8 million in other investments and assets.

Our year to date financing activities in 2002 generated $4.9 million. We received $5 million of proceeds from issuing common stock under our equity incentive plans and used $0.1 million for debt and capital lease repayments.

We have a line of credit with a bank that allows us to borrow up to $25 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent. At the end of the first quarter of 2002, we had committed approximately $5.3 million of this facility under letters of credit as security for leased facilities. These letters of credit renew automatically each year and expire in 2011.

We have cash commitments made up of the following:


Quarter Ending March 31, 2002 (in thousands)                        Payments Due by Fiscal Period
------------------------------------------------------------------------------------------------------------
                                                               Less than                             After 5
Contractual Obligations                             Total       1 Year     1-3 Years    4-5 Years     Years

Capital Lease Obligations                                362         362           -            -           -
Operating Lease Obligations:
    Minimum Rental Payments                          295,652      31,740      63,452       60,661     139,799
    Estimated Operating cost payments                 67,631       7,529      14,658       15,720      29,724
Long Term Debt:
    Principal Repayment                              275,000           -           -      275,000           -
    Interest Payments                                 46,406      10,312      20,625       15,469           -
                                                 -------------------------------------------------------------
                                                     685,051      49,943      98,735      366,850     169,523
Venture Investment Commitments (see below)            40,200   ===============================================
                                                 ------------
Total Contractual Cash Obligations                   725,251
                                                 ============

Our long-term debt includes semi-annual interest payments of approximately $5.2 million to holders of our convertible notes. These interest payments are due on February 15th and August 15th of each year, with the last payment being due on August 15th, 2006.

We participate in four professionally managed venture funds that invest in early-stage private technology companies in markets of strategic interest to us. From time to time these funds request additional capital for private placements. We have committed to invest an additional $40.2 million into these funds, which may be requested by the fund managers at any time over the next eight years.

We believe that existing sources of liquidity will satisfy our projected restructuring, operating, working capital, venture investing, debt interest, capital expenditure and wafer deposit requirements through the end of 2002. We expect to spend approximately $15 million on new capital additions during the remainder of 2002.


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


         Our revenues have declined compared to the first quarter of 2001 due to reduced demand in the markets we serve. While we predict sequential networking revenue growth into the second quarter of 2002, our revenues may decline thereafter.

Many networking service providers, the customers served by the networking equipment companies that we supply with communications components, have reported lower than expected demand for their services or products, poor operating results, and significant debt loads. Many service providers are facing increased competition and have either filed for bankruptcy or may become insolvent in the near future. Most service providers have changed their strategies from rapid growth to cash preservation, which has resulted in decreased capital expenditures on the networking equipment that our customers sell and a focus on equipment which may generate financial return in a shorter time horizon, which may not incorporate, or may incorporate fewer, of our products. Recent news releases further indicate that these service providers continue to struggle financially and may decrease or change the nature of capital expenditures further.

In response to the actual and anticipated declines in networking equipment demand, many of our customers and their contract manufacturers have undertaken initiatives to significantly reduce expenditures and excess component inventories. Consequently, they have canceled or rescheduled orders for our networking products. Many platforms in which our products are designed have been cancelled as our customers cancel or restructure product development initiatives or as venture-financed startup companies fail. Our revenues may be materially and adversely impacted if these conditions continue or worsen.

Our customers' actions have materially and adversely impacted our first quarter of 2002 revenues compared to last year's first quarter, reduced our visibility of future revenue streams, caused an increase in our inventory levels, and made a portion of our inventory obsolete. In addition, because some of our costs are fixed in the short term, the reduction in demand for our products has caused our gross and net profit margins to decline compared to the prior year's first quarter.

While we believe that our customers and their contract manufacturers are consuming a portion of their inventory of PMC products, we believe that those inventories as well as the weakened demand that our customers are experiencing for their products, will continue to depress revenues and profit margins in comparison to the prior year for the foreseeable future. We cannot accurately predict how quickly or how much demand will strengthen, how quickly our customers will consume their inventories of our products or whether the resumption in demand, as evidenced by the increase in our first quarter revenues versus our fourth quarter revenues and our projected sequential networking revenue growth in the second quarter of 2002, will continue.

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

-    We selectively  attempt to verify and crosscheck the information we receive
     from  the  companies  we  survey,   although   system,   process  and  data
     inaccuracies can impair the results of the analysis.

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

Even if our survey proves accurate, our estimate of when these contract manufacturers and large OEM customers will consume their inventory and return to purchasing products from us may not be accurate for the following reasons:

- Contract manufacturers and OEMs who consume their inventories of our products may buy units from our distributors' existing inventories or unauthorized channels before they start buying additional units from us. While we will recognize sales by our major distributor as revenue, those sales will not result in additional cash flow.

- Customer inventory consumption may not correlate with purchases of product from our inventories or the inventories of our distributors. The PMC products that our customers require may shift as the technologies underlying their new products evolve.

- Our customers may continue to experience declining demand for their products.

         We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern.


We depend on a limited number of customers for a major portion of our revenues and all of these companies have recently announced order shortfalls for some of their products.

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

We have announced a large number of new products and design wins for existing and new products. While some industry analysts may use design wins as a metric for future revenues, many design wins will not generate any revenues as customer projects are cancelled or rejected by their end market. In the event a design win generates revenue, the amount of revenue will vary greatly from one design win to another. In addition, most revenue-generating design wins do not translate into near term revenues. Most revenue-generating design wins take greater than two years to generate meaningful revenue.

Our revenue expectations include growing sales of newer semiconductors based on early adoption of those products by customers. These expectations would not be achieved if early sales of new system level products by our customers do not increase over time. We may experience this more with design wins from early stage companies, who tend to focus on leading-edge technologies which may be adopted less rapidly in the current environment by telecommunications service providers.

Our restructurings have curtailed our resources and may have insufficiently addressed market conditions.

On March 26 and October 18, 2001, we announced plans to restructure our operations in response to the decline in demand for our networking products. The restructuring plans included a workforce reduction of 564 employees, consolidation of excess facilities, and contract settlement activities. As a result of our restructuring plans, we recorded a charge of $195.2 million in 2001, which represents our best estimate, and which may require adjustment in the future.

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

Other competitors include major domestic and international semiconductor companies, such as Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, Motorola, Nortel Networks, and Texas Instruments. These companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate and are incumbents in the new markets we are targeting. This represents a serious competitive threat to us.

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

Due to long development times and changing market dynamics, we may inaccurately anticipate customer needs and expend research and development resources but fail to increase revenues.

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

We are exposed to increased credit risk of some of our customers and we may have difficulty collecting receivables from customers based in foreign countries.

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


   Cash Equivalents, Short-term Investments and Investments in Bonds and Notes:

We regularly maintain a short and long term investment portfolio of various types of government and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody's, or A-1 or A by Standard and Poor's, or equivalent. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are held at amortized cost, while available-for-sale investments are held at fair market value. Available-for-sale securities represented less than 15% of our investment portfolio as of March 31, 2002.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate and credit rating risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if we were to sell securities that have declined in market value because of changes in interest rates.

We do not attempt to reduce or eliminate our exposure to changes in interest rates through the use of derivative financial instruments.

Based on a sensitivity analysis performed on the financial instruments held at March 31, 2002 that are sensitive to changes in interest rates, the impact to the fair value of our investment portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $2.6 million, $5.1 million and $7.7 million respectively.


         Other Investments:

Other investments at March 31, 2002 include a minority investment of approximately 2.2 million shares of Sierra Wireless Inc., a publicly traded company. 1.2 million of these shares are subject to certain resale restrictions until May 2002 and the remaining shares are currently tradable. These securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of income taxes.

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

We regularly analyze the sensitivity of our foreign exchange positions to measure our foreign exchange risk. At March 31, 2002, a 10% shift in foreign exchange rates would not have materially impacted our foreign exchange income because our foreign currency net asset position was immaterial.

Part II - OTHER INFORMATION

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         -  11.1  Calculation of income (loss) per share1


(b)      Reports on Form 8-K -

         -  None.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PMC-SIERRA, INC.
                          (Registrant)


Date:    May 8, 2002      /S/  John W. Sullivan
         -----------      -----------------------------------------------------
                          John W. Sullivan
                          Vice President, Finance (duly authorized officer)
                          Principal Accounting Officer


--------
1 Refer to Note 5 of the financial statements included in Item I of Part I of this Quarterly Report.