Form 10-Q
period 2002-06-30
PMC SIERRA INC
filed 2002-08-13
CIK 767920

------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended June 30, 2002

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

                             Yes ___X____ No _______


            Common shares outstanding at August 2, 2002 - 167,259,696
                ------------------------------------------------

                                      INDEX

PART I  - FINANCIAL INFORMATION

Item 1.           Financial Statements                                                           Page

                  -      Condensed consolidated statements of operations                           3

                  -      Condensed consolidated balance sheets                                     4

                  -      Condensed consolidated statements of cash flows                           5

                  -      Notes to the condensed consolidated financial statements                  6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             10

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk                                                                     33

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote by Stockholders                                 35

Item 6.           Exhibits and Reports on Form 8 - K                                              35




                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)
                                                                      Three Months Ended                 Six Months Ended
                                                                 ------------------------------   --------------------------------
                                                                  Jun 30,         Jul 1,             Jun 30,           Jul 1,
                                                                    2002           2001                2002             2001
Net revenues
 Networking                                                       $   53,885      $   86,391       $    100,737    $     202,537
 Non-networking                                                          626           7,739              5,216           11,488
                                                                 --------------  --------------   --------------- ---------------
Total                                                                 54,511          94,130            105,953          214,025

Cost of revenues                                                      20,774          48,834             41,317           86,761
                                                                 --------------  --------------   --------------- ---------------
 Gross profit                                                         33,737          45,296             64,636          127,264


Other costs and expenses:
 Research and development                                             34,438          53,769             70,672          111,237
 Marketing, general and administrative                                16,451          24,067             33,562           49,160
 Amortization of deferred stock compensation:
  Research and development                                               764           2,090              1,685           29,990
  Marketing, general and administrative                                   61             425                127              944
 Amortization of goodwill                                                  -          17,811                  -           35,622
 Restructuring costs and other special charges                             -               -                  -           19,900
 Impairment of goodwill and purchased intangible assets                    -         189,042                  -          189,042
                                                                 --------------  --------------   --------------- ---------------
Income (loss) from operations                                        (17,977)       (241,908)           (41,410)        (308,631)

Interest and other income, net                                         1,339           4,684              2,760            9,551
Gain on sale of investments                                              619               -              3,064              401
                                                                 --------------  --------------   --------------- ---------------
Income (loss) before provision for income taxes                      (16,019)       (237,224)           (35,586)        (298,679)

Provision for (recovery of) income taxes                              (4,428)         (4,179)           (10,315)          (2,108)
                                                                 --------------  --------------   --------------- ---------------
Net income (loss)                                                 $  (11,591)     $ (233,045)      $    (25,271)   $    (296,571)
                                                                 ==============  ==============   =============== ===============

Net income (loss) per common share - basic and diluted            $    (0.07)     $    (1.39)      $      (0.15)   $      (1.77)
                                                                 ==============  ==============   =============== ===============

Shares used in per share calculation - basic and diluted             169,798         167,817            169,656          167,302



See notes to the condensed consolidated financial statements.


                                PMC-Sierra, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                              Jun 30,           Dec 30,
                                                                                2002              2001
                                                                             (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                                                   $   132,005       $   152,120
 Short-term investments                                                          292,007           258,609
 Accounts receivable, net                                                         13,835            16,004
 Inventories, net                                                                 31,370            34,246
 Deferred tax assets                                                              14,964            14,812
 Prepaid expenses and other current assets                                        21,174            18,435
                                                                           ----------------  ---------------
   Total current assets                                                          505,355           494,226

Investment in bonds and notes                                                    147,516           171,025
Other investments and assets                                                      29,087            68,863
Deposits for wafer fabrication capacity                                           21,992            21,992
Property and equipment, net                                                       70,557            89,715
Goodwill and other intangible assets,  net                                         8,950             9,520
                                                                           ----------------  ---------------
                                                                             $   783,457       $   855,341
                                                                           ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                            $    25,082       $    21,320
 Accrued liabilities                                                              49,368            49,348
 Income taxes payable                                                             20,910            19,742
 Accrued restructuring costs                                                     141,663           161,198
 Deferred income                                                                  23,229            27,677
 Current portion of obligations under capital leases and long-term debt              158               470
                                                                           ----------------  ---------------
   Total current liabilities                                                     260,410           279,755

Convertible subordinated notes                                                   275,000           275,000
Deferred tax liabilities                                                           7,596            23,042

PMC special shares convertible into 3,250 (2001 - 3,373)
 shares of common stock                                                            5,164             5,317

Stockholders' equity
 Common stock and additional paid in capital, par value $.001:
  900,000 shares authorized; 167,008 shares issued and
  outstanding (2001 - 165,702)                                                   833,292           824,321
 Deferred stock compensation                                                      (2,382)           (4,186)
 Accumulated other comprehensive income                                            3,048            25,492
 Accumulated deficit                                                            (598,671)         (573,400)
                                                                           ----------------  ---------------
   Total stockholders' equity                                                    235,287           272,227
                                                                           ----------------  ---------------
                                                                             $   783,457       $   855,341
                                                                           ================  ===============

See notes to the condensed consolidated financial statements.


                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Six Months Ended
                                                                    -------------------------------
                                                                      Jun 30,          Jul 1,
                                                                        2002            2001
Cash flows from operating activities:
 Net income (loss)                                                   $   (25,271)    $  (296,571)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and other amortization                                     21,936          26,571
  Amortization of goodwill and other intangibles                             570          37,312
  Amortization of deferred stock compensation                              1,812          30,934
  Gain on sale of investments                                             (3,074)           (122)
  Noncash restructuring costs and asset write-downs                            -           3,988
  Impairment of goodwill and purchased intangible assets                       -         189,042
  Write down of excess inventory                                               -          14,151
  Changes in operating assets and liabilities:
   Accounts receivable                                                     2,169          68,262
   Inventories                                                             2,876          (9,302)
   Prepaid expenses and other current assets                              (2,739)          3,331
   Accounts payable and accrued liabilities                                2,336         (31,291)
   Income taxes payable                                                    1,168         (42,371)
   Accrued restructuring costs                                           (18,089)          9,005
   Deferred income                                                        (4,448)        (20,178)
                                                                    --------------  --------------
    Net cash used in operating activities                                (20,754)        (17,239)
                                                                    --------------  --------------

Cash flows from investing activities:
 Purchases of short-term investments                                      (5,439)        (23,453)
 Proceeds from sales and maturities of short-term investments             64,148         142,371
 Purchases of long-term bonds and notes                                  (89,853)              -
 Proceeds from sales and maturities of long-term bonds and notes          20,879               -
 Other investments                                                         4,391          (4,347)
 Net investment in wafer fabrication deposits                                  -          (3,256)
 Purchases of property and equipment                                      (1,985)        (23,307)
                                                                    --------------  --------------
    Net cash provided by (used in) investing activities                   (7,859)         88,008
                                                                    --------------  --------------

Cash flows from financing activities:
 Repayment of capital leases and long-term debt                             (312)           (672)
 Proceeds from issuance of common stock                                    8,810          18,113
                                                                    --------------  --------------
    Net cash provided by financing activities                              8,498          17,441
                                                                    --------------  --------------

Net increase (decrease) in cash and cash equivalents                     (20,115)         88,210
Cash and cash equivalents, beginning of the period                       152,120         256,198
                                                                    --------------  --------------
Cash and cash equivalents, end of the period                         $   132,005     $   344,408
                                                                    ==============  ==============


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

 Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). The components of inventories are as follows:

                                                Jun 30,          Dec 30,
(in thousands)                                    2002             2001
--------------------------------------------------------------------------

Work-in-progress                                $ 13,587         $ 10,973
Finished goods                                    17,783           23,273
--------------------------------------------------------------------------
                                                $ 31,370         $ 34,246
                                               ===========================


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

 SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. In conjunction with the implementation of SFAS 142, the Company completed the transitional impairment test as of the beginning of 2002 and determined that a transitional impairment charge would not be required.

 The Company adopted SFAS 142 on a prospective basis at the beginning of fiscal 2002 and stopped amortizing goodwill totaling $7.1 million, thereby eliminating annual goodwill amortization of approximately $2.0 million in 2002. Net loss and net loss per share adjusted to exclude goodwill and workforce amortization for the comparative periods ended July 1, 2001 are as follows:


                                                                     Three Months Ended                   Six Months Ended
                                                              ----------------------------------  ----------------------------------
                                                                  Jun 30,           Jul 1,           Jun 30,             Jul 1,
(in thousands except per share amounts)                             2002             2001              2002               2001
------------------------------------------------------------------------------------------------  ----------------------------------
Net income (loss), as reported                                  $   (11,591)      $  (233,045)      $   (25,271)      $   (296,571)
Adjustments:
 Amortization of goodwill                                                 -            17,811                 -             35,622
 Amortization of other intangibles                                        -               183                 -                395
                                                              ----------------  ----------------  ----------------  ----------------

 Net income (loss)                                              $   (11,591)      $  (215,051)      $   (25,271)      $   (260,554)
                                                              ================  ================  ================  ================

Basic and diluted net income (loss) per share, as reported      $     (0.07)      $     (1.39)      $     (0.15)      $      (1.77)
                                                              ================  ================  ================  ================

Basic and diluted net income (loss) per share, adjusted         $     (0.07)      $     (1.28)      $     (0.15)      $      (1.56)
                                                              ================  ================  ================  ================


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

 Recently issued accounting standards. In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (SFAS 146), "Accounting for Costs
Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. As SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not expect the adoption of this statement to have a material impact on the Company's financial statements.

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

 The following summarizes the activity in the March 2001 restructuring liability during the six month period ended June 30, 2002:

                                                                  Restructuring
                                  Balance at           Cash        Liability at
(in thousands)                   Dec 30, 2001        Payments      Jun 30, 2002
--------------------------------------------------------------------------------
Total                             $   4,204          $ (2,758)     $   1,446
                                ================================================


 PMC has completed the restructuring activities contemplated in the March 2001 restructuring plan. The remaining restructuring liability relates primarily to facility lease payments, net of estimated sublease revenues, and has been classified as accrued liabilities on the balance sheet.


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

 The following summarizes the activity in the October 2001 restructuring liability during the six month period ended June 30, 2002:


                                                                                       Restructuring
                                                     Balance at            Cash         Liability at
(in thousands)                                      Dec 30, 2001         Payments       Jun 30, 2002
------------------------------------------------------------------------------------------------------
 Workforce reduction                                 $    6,784         $  (3,184)      $    3,600

 Facility lease and contract settlement costs           150,210           (12,147)         138,063

------------------------------------------------------------------------------------------------------
Total                                                $  156,994         $ (15,331)      $  141,663
                                                  ====================================================


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


                      Three Months Ended               Six Months Ended
                 -----------------------------  -------------------------------
                    Jun 30,          Jul 1,          Jun 30,          Jul 1,
(in thousands)        2002            2001             2002            2001
-------------------------------------------------------------------------------
Net revenues

 Networking         $   53,885      $   86,391       $  100,737      $  202,537
 Non-networking            626           7,739            5,216          11,488
-------------------------------------------------------------------------------
 Total              $   54,511      $   94,130       $  105,953      $  214,025
                   ============================================================


Gross profit

 Networking         $   33,469      $   42,059       $   62,403      $  122,396
 Non-networking            268           3,237            2,233           4,868
-------------------------------------------------------------------------------
 Total              $   33,737      $   45,296       $   64,636      $  127,264
                   ============================================================



NOTE 4.   Comprehensive Income (Loss)

 The components of comprehensive income (loss), net of tax, are as follows:

                                                   Three Months Ended                Six Months Ended
                                               ------------------------------  -------------------------------
                                                  Jun 30,          Jul 1,          Jun 30,          Jul 1,
(in thousands)                                      2002            2001             2002            2001
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                $   (11,591)     $ (233,045)       $ (25,271)     $ (296,571)
Other comprehensive income (loss):
Change in net unrealized gains on investments         (8,829)         13,665          (22,444)         (7,627)

--------------------------------------------------------------------------------------------------------------
Total                                            $   (20,420)     $ (219,380)       $ (47,715)     $ (304,198)
                                               ===============================================================

NOTE 5.   Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income
(loss) per share:


                                                               Three Months Ended                Six Months Ended
                                                         -------------------------------  -------------------------------
                                                            Jun 30,          Jul 1,         Jun 30,          Jul 1,
(in thousands except per share amounts)                       2002            2001            2002            2001
-------------------------------------------------------------------------------------------------------------------------
Numerator:
  Net income (loss)                                        $   (11,591)    $  (233,045)     $  (25,271)     $ (296,571)
                                                         ===============================  ===============================

Denominator:
Basic weighted average common shares outstanding (1)           169,798         167,817         169,656         167,302
  Effect of dilutive securities:
  Stock options                                                      -               -               -               -
  Stock warrants                                                     -               -               -               -
                                                         -------------------------------  --------------  ---------------


  Diluted weighted average common shares outstanding           169,798         167,817      $  169,656      $  167,302
                                                         ===============================  ===============================

Basic and diluted net income (loss) per share              $     (0.07)    $     (1.39)     $    (0.15)     $    (1.77)
                                                         ===============================  ===============================


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

 These forward-looking statements apply only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described in this Quarterly Report and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

  -   customer networking product inventory levels, needs and order levels;
  -   revenues;
  -   research and development expenses;
  -   marketing, general and administrative expenses;
  -   interest and other income;
  -   capital resources sufficiency;
  -   capital expenditures;
  -   restructuring activities, expenses and associated annualized savings; and
  -   our business outlook.

 PMC releases earnings at regularly scheduled times after the end of each reporting period. Typically within one hour of the release, we will hold a conference call to discuss our performance during the period. We welcome all PMC stockholders to listen to these calls either by phone or over the Internet by accessing our website at www.pmc-sierra.com.
                         -------------------

Results of Operations

Second Quarters of 2002 and 2001


Net Revenues ($000,000)
                                          Second Quarter
                                     -------------------------
                                        2002         2001       Change

  Networking products                  $ 53.9      $ 86.4        (38%)
  Non-networking products                 0.6         7.7        (92%)
                                     -------------------------
  Total net revenues                   $ 54.5      $ 94.1        (42%)
                                     =========================



 Net revenues decreased by $39.6 million, or 42%, in the second quarter of 2002 compared to the same quarter a year ago.

 Networking revenues declined $32.5 million, or 38%, in the second quarter of 2002 compared to the second quarter of 2001 due to decreased unit sales of our networking products caused by reduced demand for our customers' products and excess customer inventories of some of our products.

 Non-networking revenues decreased 92% in the second quarter of 2002 compared to the second quarter of 2001 due to decreased unit sales to our principal customer in this segment as this product has reached the end of its life.


Gross Profit ($000,000)
                                          Second Quarter
                                    --------------------------
                                        2002         2001       Change

   Networking products                 $ 33.5      $ 42.1        (20%)
   Non-networking products                0.2         3.2        (94%)
                                    --------------------------
   Total gross profit                  $ 33.7      $ 45.3        (26%)
                                    ==========================
     Percentage of net revenues           62%         48%



 Total gross profit declined $11.6 million, or 26%, in the second quarter of 2002 compared to the same quarter a year ago.

 Networking gross profit for the second quarter of 2002 decreased by $8.6 million from the second quarter of 2001. Our networking gross profit decreased by $20.7 million as a result of lower sales volume in the second quarter of 2002. This decrease in networking gross profit was offset in part due to a $12.1 million write-down of excess inventory recorded in the second quarter of 2001. There was no write-down of excess inventory in the second quarter of 2002.

 Networking gross profit as a percentage of networking revenues increased 13 percentage points from 49% in the second quarter of 2001 to 62% in the second quarter of 2002. This increase resulted primarily from the following factors:

   - the effect of recording a $12.1 million write-down of excess inventory in the second quarter of 2001 compared to none in the second quarter of 2002, which resulted in higher gross profit by 22 percentage points,

   - the effect of applying manufacturing costs over reduced shipment volumes, which lowered gross profit by 10 percentage points, and

   - a change in cost/mix of products sold that improved gross profit by 1 percentage point.


 Non-networking gross profit for the second quarter of 2002 decreased by $3.0 million from the second quarter of 2001 due to a reduction in sales volume.



Operating Expenses and Charges ($000,000)
                                                     Second Quarter
                                              ---------------------------
                                                    2002          2001    Change

Research and development                         $   34.4     $   53.8    ( 36%)
Percentage of net revenues                            63%           57%

Marketing, general and administrative            $   16.5     $   24.1    ( 32%)
Percentage of net revenues                            30%           26%

Amortization of deferred stock compensation:
 Research and development                        $    0.7     $     2.1
 Marketing, general and administrative                0.1           0.4
                                              ---------------------------
                                                 $    0.8     $     2.5
                                              ---------------------------
Percentage of net revenues                             1%            3%

Amortization of goodwill                         $     -      $   17.8

Impairment of goodwill and purchased
  intangible assets                              $     -      $  189.0



  Research and Development and Marketing, General and Administrative Expenses:

 Our research and development, or R&D, expenses decreased by $19.4 million, or 36%, in the second quarter of 2002 compared to the same quarter a year ago due to the restructuring and cost reduction programs implemented in the first and fourth quarters of 2001. As a result, we reduced our R&D personnel and related costs by $8.8 million and other R&D expenses by $10.6 million compared to the second quarter of 2001. See also Restructuring costs and other special charges.

 Our marketing, general and administrative, or MG&A, expenses decreased by $7.6 million, or 32%, in the second quarter of 2002 compared to the same quarter a year ago. Of this decrease, $1.2 million was attributable to lower sales commissions as a result of lower revenues. The remainder was attributable to the restructuring and cost reduction programs implemented in 2001, which reduced our MG&A personnel and related costs by $1.9 million and other MG&A expenses by $4.5 million compared to the second quarter of 2001. See also Restructuring costs and other special charges.

         Amortization of Deferred Stock Compensation:

 We recorded a non-cash charge of $0.8 million for amortization of deferred stock compensation in the second quarter of 2002 compared to a $2.5 million charge in the second quarter of 2001. Deferred stock compensation charges decreased compared to the same quarter last year because we follow the accelerated method to amortize deferred stock compensation, which results in a declining amortization expense over the amortization period.



         Amortization of Goodwill:

 We adopted the Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" on a prospective basis at the beginning of 2002 and stopped amortizing goodwill in accordance with the non-amortization provisions of SFAS 142. The impact of not amortizing goodwill on the net income and net income per share for the comparative prior period is provided in Note 1 to the condensed consolidated financial statements.


         Impairment of Goodwill and Purchased Intangible Assets:

 In  conjunction  with  the   implementation  of  SFAS  142,  we  completed  the
transitional impairment test as of the beginning of 2002 and determined that a transitional impairment charge would not be required.

 In the second quarter of 2001, we recorded a charge of $189.0 million to recognize an impairment of goodwill recorded in connection with the June 2000 purchase of Malleable Technologies. In June 2001, management decided to discontinue further development of the technology acquired from Malleable. The related goodwill was determined to be impaired as we did not expect to receive any future cash flows related to this asset and we had no alternative use for this technology.


         Restructuring costs and other special charges:

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

 During the second quarter of 2002, we made the following payments related to the March 2001 restructuring:


                                                                Restructuring
                               Balance at           Cash         Liability at
(in thousands)                Mar 31, 2002        Payments       Jun 30, 2002
--------------------------------------------------------------------------------

Total                         $    3,023          $ (1,577)        $  1,446
                            ====================================================

 We have completed the restructuring activities contemplated in this plan. As a result of this restructuring, we have achieved annualized savings of approximately $28.2 million in cost of revenues and operating expenses based on the expenditure levels at the time of this restructuring. The remaining restructuring liability relates primarily to facility lease payments, net of estimated sublease revenues, and has been classified as accrued liabilities on the balance sheet.


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

 During the second quarter of 2002, we made the following payments related to the October 2001 restructuring:


                                                                                         Restructuring
                                                        Balance at           Cash         Liability at
(in thousands)                                         Mar 31, 2002        Payments       Jun 30, 2002
---------------------------------------------------------------------------------------------------------
  Workforce reduction                                   $   4,030          $   (430)        $   3,600

  Facility lease and contract settlement costs            144,101            (6,038)          138,063

---------------------------------------------------------------------------------------------------------

Total                                                   $ 148,131          $ (6,468)        $ 141,663
                                                     ====================================================


Interest and other income, net

 Net interest and other income decreased to $1.3 million in the second quarter of 2002 from $4.7 million in the second quarter of 2001. An increase in interest income due to higher cash balances resulting from the issuance of convertible subordinated notes in the third quarter of 2001 was offset by lower investment yields and interest expense and amortized issuance costs related to the notes.


Gain on sale of investments

 During the second quarter of 2002, we realized a pre-tax gain of $0.6 million as a result of our disposition of a portion of our investment in Sierra Wireless Inc. We continue to hold 2.1 million shares of Sierra Wireless Inc.


Provision for income taxes

 We recorded a tax recovery of $4.4 million in the second quarter of 2002 relating to losses and tax credits generated in Canada which will result in a recovery of taxes paid in prior periods. We have provided a valuation allowance on other deferred tax assets generated in the quarter because of uncertainty regarding their realization.

First Six Months of 2002 and 2001

First Six Months of 2001:

Net Revenues ($000,000)
                                          First Six Months
                                    -----------------------------
                                        2002            2001       Change

Networking products                   $ 100.7        $ 202.5        (50%)
Non-networking products                   5.2           11.5        (55%)
                                    -----------------------------
Total net revenues                    $ 105.9        $ 214.0        (51%)
                                    =============================


 Net revenues decreased by 51% in the first six months of 2002 compared to the same period a year ago.

 Networking revenues declined 50% in the first six months of 2002 compared to the first six months of 2001 due to decreased unit sales of our networking products caused by reduced demand for our customers' products and excess inventories of some of our products accumulated by our customers.

 Non-networking revenues declined 55% in the first six months of 2002 compared to the first six months of 2001 due to decreased unit sales to our principal customer in this segment as this product has reached the end of its life.


Gross Profit ($000,000)
                                          First Six Months
                                    -----------------------------
                                        2002            2001        Change

Networking products                    $   62.4       $ 122.4        (49%)
Non-networking products                     2.2           4.9        (55%)
                                    -----------------------------
Total gross profit                     $   64.6       $ 127.3        (49%)
                                    =============================
   Percentage of net revenues               61%           59%


 Total gross profit declined $62.7 million, or 49%, in the first six months of 2002 compared to the same period a year ago.

 Networking gross profit for the first six months of 2002 decreased by $60.0 million from the first six months of 2001. Our networking gross profit decreased by approximately $74.2 million as a result of lower sales volume in the first six months of 2002. This decrease in networking gross profit was offset in part due to a $14.2 million write-down of excess inventory recorded in the first six months of 2001. There was no write-down of excess inventory in the first six months of 2002.

 Networking gross profit as a percentage of networking revenues increased two percentage points from 60% in the first six months of 2001 to 62% in the first six months of 2002. This increase resulted from the following factors:

    - the effect of recording a $14.2 million write-down of excess inventory in the first six months of 2001 compared to none in the first six months of 2002, which resulted in higher gross profit by 14 percentage points, and

    - the effect of applying manufacturing costs over reduced shipment volumes, which lowered gross profit by 12 percentage points.

 Non-networking gross profit for the first six months of 2002 decreased by $2.7 million from the first six months of 2001 due to a reduction in sales volume.



Operating Expenses and Charges ($000,000)
                                                   First Six Months
                                              --------------------------
                                                    2002          2001    Change

Research and development                         $   70.7     $  111.2     (36%)
Percentage of net revenues                            67%          52%

Marketing, general and administrative            $   33.6     $   49.2     (32%)
Percentage of net revenues                            32%          23%

Amortization of deferred stock compensation:
 Research and development                        $    1.7     $   30.0
 Marketing, general and administrative                0.1          0.9
                                              -------------------------
 Total                                           $    1.8     $   30.9
                                              -------------------------
Percentage of net revenues                             2%           14%

Amortization of goodwill                         $     -      $   35.6

Restructuring Costs                              $     -      $   19.9

Impairment of goodwill and purchased
  intangible assets                              $     -      $  189.0



  Research and Development and Marketing, General and Administrative Expenses:

 Our research and development, or R&D, expenses decreased by $40.5 million, or 36%, in the first six months of 2002 compared to the same period a year ago due to the restructuring and cost reduction programs implemented in the first and fourth quarters of 2001. As a result of these restructuring and cost reduction initiatives, we reduced our R&D personnel and related costs by $22.8 million and other R&D expenses by $17.7 million compared to the first six months of 2001. See also Restructuring costs and other special charges.

 Our marketing, general and administrative, or MG&A, expenses decreased by $15.6 million, or 32%, in the first six months of 2002 compared to the same period a year ago. Of this decrease, $3.2 million was attributable to lower sales commissions as a result of lower revenues. The remainder was attributable to the restructuring and cost reduction programs implemented in 2001, which reduced our MG&A personnel and related costs by $7.0 million and other MG&A expenses by $5.4 million compared to the first six months of 2001. See also Restructuring costs and other special charges.

         Amortization of Deferred Stock Compensation:

 We recorded a non-cash charge of $1.8 million for amortization of deferred stock compensation in the first six months of 2002 compared to a $30.9 million charge in the first six months of 2001. Deferred stock compensation charges decreased in 2002 compared to the same period last year primarily because in the first quarter of 2001 we accelerated the amortization of deferred stock compensation for some of the employees who were terminated as a result of our March 2001 restructuring.


         Amortization of Goodwill:

 We adopted the Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" on a prospective basis at the beginning of 2002 and stopped amortizing goodwill in accordance with the non-amortization provisions of SFAS 142. The impact of not amortizing goodwill on the net income and net income per share for the comparative prior period is provided in Note 1 to the condensed consolidated financial statements.


         Restructuring costs and other special charges:

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

 During the first six months of 2002, we made the following payments related to the March 2001 restructuring:

                                                                Restructuring
                               Balance at           Cash         Liability at
(in thousands)                Dec 30, 2001        Payments       Jun 30, 2002
--------------------------------------------------------------------------------

Total                         $    4,204          $ (2,758)        $  1,446
                            ====================================================


 We have completed the restructuring activities contemplated in this plan. As a result of this restructuring, we have achieved annualized savings of approximately $28.2 million in cost of revenues and operating expenses based on the expenditure levels at the time of this restructuring. The remaining restructuring liability relates primarily to facility lease payments, net of estimated sublease revenues, and has been classified as accrued liabilities on the balance sheet.


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

 During the first six months of 2002, we made the following payments related to the October 2001 restructuring:


                                                                 Restructuring
                                  Balance at         Cash         Liability at
(in thousands)                   Dec 30, 2001      Payments       Jun 30, 2002
--------------------------------------------------------------------------------

  Workforce reduction             $   6,784       $  (3,184)        $   3,600

  Facility lease and contract
   settlement costs                 150,210         (12,147)          138,063

--------------------------------------------------------------------------------
Total                             $ 156,994       $ (15,331)        $ 141,663
                               =================================================


         Impairment of Goodwill and Purchased Intangible Assets:

 In  conjunction  with  the   implementation  of  SFAS  142,  we  completed  the
transitional impairment test as of the beginning of 2002 and determined that a transitional impairment charge would not be required.

 In the second quarter of 2001, we recorded a charge of $189.0 million to recognize an impairment of goodwill recorded in connection with the June 2000 purchase of Malleable Technologies. In June 2001, management decided to discontinue further development of the technology acquired from Malleable. The related goodwill was determined to be impaired as we did not expect to receive any future cash flows related to this asset and we had no alternative use for this technology.


Interest and other income, net

 Net interest and other income decreased to $2.8 million in the first six months of 2002 from $9.6 million in the first six months of 2001. An increase in interest income due to higher cash balances resulting from the issuance of convertible subordinated notes in the third quarter of 2001 was offset by lower investment yields and interest expense and amortized issuance costs related to the notes.


Gain on sale of investments

 During the first six months of 2002, we realized a pre-tax gain of $3.1 million as a result of our disposition of a portion of our investment in Sierra Wireless Inc. and one other publicly held company. We continue to hold 2.1 million shares of Sierra Wireless Inc.


Provision for income taxes

 We recorded a tax recovery of $10.3 million in the first six months of 2002 relating to losses and tax credits generated in Canada which will result in a recovery of taxes paid in prior periods. We have provided a valuation allowance on other deferred tax assets generated in 2002 because of uncertainty regarding their realization.

Business Outlook

 In the second quarter of 2002, we experienced our second quarterly sequential increase in shipments of our networking products. However, most of our customers, the networking equipment providers, and their customers, the network service providers, continue to experience decreased demand for their products, contend with high debt levels and focus on cost reduction. Our newer products generated the majority of this revenue growth, as our customers continued to hold excess inventories of our older networking products.

 We expect our networking product revenue to grow sequentially in the third quarter of 2002 as our customers demand more of our newer products and as they may replenish a portion of the inventories of our older components. Our expectations for third quarter revenue growth are based on shipments made and backlog scheduled as of the date of this filing plus an estimate of orders we will receive and ship within the balance of the quarter. We expect that the level of our quarterly networking revenues will vary in the future as a result of fluctuating customer demand caused by our customers' clients adjusting their capital spending plans.

 Our non-networking product has reached the end of its life. We expect insignificant revenues from this segment in the future.

 We expect that our quarterly research and development and marketing, general and administrative expenses, excluding any special charges, will remain in the low to mid $50 million range for the next two fiscal quarters.

 We expect to complete the restructuring activities contemplated in the October 2001 restructuring plan by the fourth quarter of 2002. Upon conclusion of this restructuring and the final disposition of our surplus leased facilities, we expect to achieve annualized savings of approximately $67.6 million in cost of revenues and operating expenses based on the expenditure levels at the time of this restructuring.

 We anticipate that interest and other income will decline in the third quarter of 2002 as we earn lower investment yields on our cash and bond investments, and as we dispose of portions of our publicly traded equity portfolio at lower market prices.


Liquidity & Capital Resources

 Our principal source of liquidity at June 30, 2002 was our cash, cash equivalents and short-term investments of $424.0 million, which increased from $410.7 million at the end of 2001. We also held $147.5 million in 12 to 30 month maturity bonds and notes at the end of the second quarter of 2002, which decreased from $171.0 million at the end of 2001.

 In the first six months of 2002, we used $20.8 million in cash for operating activities. Our net loss of $25.3 million included $24.3 million for depreciation and amortization and $3.1 million of gains on the sale of investments.

 With respect to changes in working capital, we generated cash by decreasing our accounts receivable by $2.2 million and our inventories by $2.9 million and increasing our accounts payable and accrued liabilities by $2.3 million and income taxes payable by $1.2 million. We used cash by increasing our prepaid expenses and other assets by $2.7 million and decreasing our accrued restructuring costs by $18.1 million and deferred income by $4.4 million.

 Our year to date investing activities include the maturity and reinvestment of short-term investments. We also invested an additional $89.9 million in and received proceeds of $20.9 million from the sale and maturity of 12 to 30 month maturity bonds and notes. We reclassified a total of $92.5 million of 12 to 30 month maturity bonds and notes as short-term investments during the first six months of 2002. We purchased $2.0 million of property and equipment, and received net proceeds of $4.4 million from other investments and assets.

 Our year to date financing activities in 2002 generated $8.5 million. We received $8.8 million of proceeds from issuing common stock under our equity incentive plans and used $0.3 million for debt and capital lease repayments.

 We have a line of credit with a bank that allows us to borrow up to $25 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent. At the end of the second quarter of 2002, we had committed approximately $5.3 million of this facility under letters of credit as security for leased facilities. These letters of credit renew automatically each year and expire in 2011.

 We have cash commitments made up of the following:



As at June 30, 2002 (in thousands)                                                   Payments Due
------------------------------------------------------------------------------------------------------------------------------------
                                                               Balance                                                      After
Contractual Obligations                             Total       2002        2003        2004        2005        2006        2006
Capital Lease Obligations                               158         158           -           -           -           -           -
Operating Lease Obligations:
    Minimum Rental Payments                         287,013      15,630      31,830      31,520      30,684      29,821     147,528
    Estimated Operating Cost Payments                65,565       3,702       7,473       7,151       7,067       8,710      31,462
Long Term Debt:
    Principal Repayment                             275,000           -           -           -           -     275,000           -
    Interest Payments                                46,408       5,156      10,313      10,313      10,313      10,313           -
                                                 -----------------------------------------------------------------------------------
                                                    674,144      24,646      49,616      48,984      48,064     323,844     178,990
                                                            ========================================================================
Venture Investment Commitments (see below)           40,200
                                                ------------
Total Contractual Cash Obligations                  714,344
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

 We believe that existing sources of liquidity will satisfy our projected restructuring, operating, working capital, venture investing, debt interest, capital expenditure and wafer deposit requirements through the end of 2002. We expect to spend approximately $7.4 million on new capital additions during the remainder of 2002.

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

 SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. In conjunction with the implementation of SFAS 142, we completed the transitional impairment test as of the beginning of 2002 and determined that a transitional impairment charge would not be required.

 We adopted SFAS 142 on a prospective basis at the beginning of fiscal 2002 and stopped amortizing goodwill totaling $7.1 million, thereby eliminating annual goodwill amortization of approximately $2.0 million in 2002. If we had stopped amortizing goodwill at the beginning of fiscal 2001, our net loss for the second quarter of 2001 would have been reduced by $18.0 million, or $0.11 per share, and our net loss for the first six months of 2001 would have been reduced by $36.0 million, or $0.21 per share.

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

 In June 2002, the FASB issued  Statement of Financial  Accounting  Standard No.
146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. As SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002, we do not expect the adoption of this statement to have a material impact on our financial statements.


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

         Our revenues have declined compared to the second quarter of 2001 due to reduced demand in the markets we serve. While we predict sequential networking revenue growth into the third quarter of 2002, our revenues may decline during the quarter or thereafter.

 Many networking service providers, the customers served by the networking equipment companies that we supply with communications components, have reported lower than expected demand for their services or products, increased competition, poor operating results, and significant debt loads. Many of these companies, including some of the largest companies in the networking industry, have either filed for bankruptcy or may become insolvent in the near future. Most service providers have changed their strategies from rapid growth to cash preservation, which has resulted in decreased capital expenditures on the networking equipment that our customers sell and a focus on equipment which may generate financial return in a shorter time horizon, which may not incorporate, or may incorporate fewer, of our products. Recent news releases further indicate that these service providers continue to struggle financially and may decrease or change the nature of capital expenditures further.

 In response to the actual and anticipated declines in networking equipment demand, many of our customers and their contract manufacturers have undertaken initiatives to significantly reduce expenditures and excess component inventories. Consequently, they have cancelled or rescheduled orders for our networking products. Many platforms into which our products are designed have been cancelled as our customers cancel or restructure product development initiatives or as venture-financed startup companies fail. Our revenues may be materially and adversely impacted if these conditions continue or worsen.

 While we believe that our customers and their contract manufacturers are consuming a portion of their inventory of PMC products, we believe that those inventories as well as the weakened demand that our customers are experiencing for their products, will continue to depress revenues and profit margins for the foreseeable future. We cannot accurately predict how quickly, or how much, demand will strengthen, how quickly our customers will consume their inventories of our products or whether the resumption in demand will continue.

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

 In addition, we believe that uncertainty in our customers' end markets and our customers' increased focus on cash management has caused our customers to delay product orders and reduce delivery lead-time expectations. We expect this will increase the proportion of our networking revenues in future periods that will be from orders placed and fulfilled within the same period. We have recently experienced customer requests to considerably expedite delivery times for orders. This will decrease our ability to accurately forecast, and may lead to greater fluctuations in, operating results.

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

   - Our surveys are not comprehensive. For instance, we do not include most of our customers, so our overall estimates may be understated and we cannot accurately forecast inventory consumption by these customers.

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

 Even if our survey proves accurate, our estimate of when these contract manufacturers and large OEM customers will consume their inventory and return to purchasing products from us may not be accurate for the following reasons:

   - Contract manufacturers and OEMs who consume their inventories of our products may buy units from our distributors' existing inventories or unauthorized channels rather than buy additional units from us. While we will recognize sales by our major distributor as revenue, those sales will not result in additional cash flow.

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

 On March 26 and October 18, 2001, we announced plans to restructure our operations in response to the decline in demand for our networking products. We implemented this restructuring in an effort to bring our expenses into line with our reduced revenue expectations. However, we expect to continue to incur net losses for at least the remainder of 2002.

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

 In addition, as a result of the industry downturn, and as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in our customers' equipment, our customers are becoming more price conscious than in the past. We have also experienced increased price aggressiveness from some competitors that wish to enter into the market segments in which we participate. These circumstances may make some of our products price-uncompetitive or force us to match low prices. We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

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

 We use the MIPS microprocessor architecture license from MIPS Technologies Inc. in the development of our microprocessor-based products. While the desktop microprocessor market is dominated by the Intel Corporation's "x86" complex instruction set computing, or CISC, architecture, several microprocessor architectures have emerged for other microprocessor markets. Because of their higher performance and smaller space requirements, most of the competing architectures are reduced instruction set computing, or RISC, architectures. The MIPS architecture is widely supported through semiconductor design software, operating systems and companion integrated circuits. Because this license is the architecture behind our microprocessors, we must be able to retain the MIPS license in order to produce our follow-on microprocessor products. If we fail to comply with any of the terms of its license agreement, MIPS Technologies could terminate our rights, preventing us from marketing our current and planned microprocessor products.

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

 Our customers are becoming more price conscious than in the past as a result of the industry downturn, and as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in our customers' equipment. We have also experienced more aggressive price competition from competitors that wish to enter into the market segments in which we participate. These circumstances may make some of our products less competitive and we may be forced to decrease our prices significantly to win a design. We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

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

 We have recently experienced customer requests to considerably expedite delivery times for orders. A shortage in supply could adversely impact our ability to satisfy customer demand, which could adversely affect our customer relationships along with our current and future operating results.

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

 Sub-assemblers in Asia assemble most of our semiconductor products. Raw material shortages, political and social instability, assembly house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply or assembly. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues. We have less control over delivery schedules, assembly processes, quality assurances and costs than competitors that do not outsource these tasks.

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

 In addition, while our sales are denominated in US dollars, our customers' products are sold worldwide. Any further decline in the world networking markets could seriously depress our customers' order levels for our products. This effect could be exacerbated if fluctuations in currency exchange rates decrease the demand for our customers' products.

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

 Patent disputes in the semiconductor industry are often settled through cross-licensing arrangements. Because we currently do not have a substantial portfolio of patents compared to our larger competitors, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. We are, therefore, more exposed to third party claims than some of our larger competitors and customers.

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


  Cash Equivalents, Short-term Investments and Investments in Bonds and Notes:

 We regularly maintain a short and long term investment portfolio of various types of government and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody's, or A-1 or A by Standard and Poor's, or equivalent. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are held at amortized cost, while available-for-sale investments are held at fair market value. Available-for-sale securities represented less than 15% of our investment portfolio as of June 30, 2002.

 Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate and credit rating risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. In addition, the value of all types of securities may be impaired if bond rating agencies decrease the credit ratings of the entities which issue those securities. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates, or we may suffer losses in principal if we were to sell securities that have declined in market value because of changes in interest rates or a decrease in credit ratings.

 We do not attempt to reduce or eliminate our exposure to changes in interest rates or credit ratings through the use of derivative financial instruments.

 Based on a sensitivity analysis performed on the financial instruments held at June 30, 2002 that are sensitive to changes in interest rates, the impact to the fair value of our investment portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $2.5 million, $5 million and $7.6 million respectively.



         Other Investments:

 Other investments at June 30, 2002 include a minority investment of approximately 2.1 million shares of Sierra Wireless Inc., a publicly traded company. These securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of income taxes.

 Our other investments also include numerous strategic investments in privately held companies or venture funds that are carried on our balance sheet at cost, net of write-downs for non-temporary declines in market value. We expect to make additional investments like these in the future. These investments are inherently risky, as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages. The market for the technologies or products that they have under development is typically in the early stages, and may never materialize. We could lose our entire investment in these companies and partnerships or may incur an additional expense if we determine that the value of these assets have been impaired.

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

 We regularly analyze the sensitivity of our foreign exchange positions to measure our foreign exchange risk. At June 30, 2002, a 10% shift in foreign exchange rates would not have materially impacted our other income because our foreign currency net asset position was immaterial.

Part II - OTHER INFORMATION

Item 4.       SUBMISSION OF MATTERS TO A VOTE BY STOCKHOLDERS

 We held our Annual Meeting of Stockholders on May 30, 2002 to elect our directors and to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2002 fiscal year.

 All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee                            For                       Withheld

Robert Bailey                    140,784,800                 2,526,882
Alexandre Balkanski              140,978,777                 2,332,905
Colin Beaumont                   140,978,359                 2,333,323
James Diller                     139,501,606                 3,810,076
Frank Marshall                   140,992,828                 2,318,854
Lewis Wilks                      140,792,797                 2,518,885


Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2002 fiscal year.

         For                        Against                   Abstain

         137,900,191                4,862,276                  546,915


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

          -     11.1      Calculation of income (loss) per share (1)


              (b)  Reports on Form 8-K -

          -     None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PMC-SIERRA, INC.
                               (Registrant)


Date:    August 13, 2002       /S/  John W. Sullivan
         ---------------       -------------------------------------------------
                               John W. Sullivan
                               Vice President, Finance (duly authorized officer)
                               Principal Accounting Officer



--------
1 Refer to Note 5 of the financial statements included in Item I of Part I of this Quarterly Report.