Form 10-Q
period 2002-09-29
PMC SIERRA INC
filed 2002-11-08
CIK 767920

------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10 - Q

                  [X]     Quarterly Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                for the quarterly period ended September 29, 2002

                  [ ]    Transition report pursuant to
                           Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                    For the Transition Period From ___ to___

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

                             Yes ___X____ No _______


           Common shares outstanding at October 25, 2002 - 167,438,048
                ------------------------------------------------

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                            Page

           -    Condensed consolidated statements of operations              3

           -    Condensed consolidated balance sheets                        4

           -    Condensed consolidated statements of cash flows              5

           -    Notes to the condensed consolidated financial statements     6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                      31

Item 4.    Controls and Procedures                                          33


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8 - K                               33

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)


                                                                       Three Months Ended               Nine Months Ended
                                                                  ----------------------------   ------------------------------
                                                                     Sep 29,        Sep 30,         Sep 29,        Sep 30,
                                                                      2002           2001             2002           2001
Net revenues
 Networking                                                         $ 59,358       $ 55,268        $ 160,095      $ 257,805
 Non-networking                                                          226          6,288            5,442         17,776
                                                                  -------------  -------------   -------------- --------------
Total                                                                 59,584         61,556          165,537        275,581

Cost of revenues                                                      23,229         24,359           64,546        111,120
                                                                  -------------  -------------   -------------- --------------
                                                                      36,355         37,197          100,991        164,461
Other costs and expenses:
 Research and development                                             33,977         48,705          104,649        159,942
 Marketing, general and administrative                                16,030         22,697           49,592         71,857
 Amortization of deferred stock compensation:
  Research and development                                               453          1,386            2,138         31,376
  Marketing, general and administrative                                   23            254              150          1,198
 Amortization of goodwill                                                  -          5,996                -         41,618
 Restructuring costs and other special charges                             -              -                -         19,900
 Impairment of goodwill and purchased intangible assets                    -              -                -        189,042
                                                                  -------------  -------------   -------------- --------------
Income (loss) from operations                                        (14,128)       (41,841)         (55,538)      (350,472)

Interest and other income, net                                         1,374          2,653            4,134         12,204
Gain on sale of investments                                               71              -            3,135            401
                                                                  -------------  -------------   -------------- --------------

Income (loss) before provision for income taxes                      (12,683)       (39,188)         (48,269)      (337,867)

Provision for (recovery of) income taxes                              (3,438)        (4,733)         (13,753)        (6,841)
                                                                  -------------  -------------   -------------- --------------
Net income (loss)                                                   $ (9,245)      $(34,455)       $ (34,516)     $(331,026)
                                                                  =============  =============   ============== ==============


Net income (loss) per common share - basic and diluted              $  (0.05)      $  (0.20)       $   (0.20)     $   (1.97)
                                                                  =============  =============   ============== ==============

Shares used in per share calculation - basic and diluted             170,525        168,389          169,945        167,664


See notes to the condensed consolidated financial statements.

                               PMC-Sierra, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                               Sep 29,          Dec 30,
                                                                                2002             2001
                                                                             (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                                                    $  79,278       $ 152,120
 Short-term investments                                                         342,597         258,609
 Accounts receivable, net                                                        16,956          16,004
 Inventories, net                                                                28,130          34,246
 Deferred tax assets                                                             15,040          14,812
 Prepaid expenses and other current assets                                       17,764          18,435
                                                                            -------------   -------------
    Total current assets                                                        499,765         494,226

Investment in bonds and notes                                                   146,373         171,025
Other investments and assets                                                     33,644          68,863
Deposits for wafer fabrication capacity                                          21,992          21,992
Property and equipment, net                                                      62,127          89,715
Goodwill and other intangible assets,  net                                        8,666           9,520
                                                                            -------------   -------------
                                                                              $ 772,567       $ 855,341
                                                                            =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                             $  22,399        $ 21,320
 Accrued liabilities                                                             48,097          49,348
 Income taxes payable                                                            32,196          19,742
 Accrued restructuring costs                                                    135,366         161,198
 Deferred income                                                                 22,316          27,677
 Current portion of obligations under capital leases and long-term debt              93             470
                                                                            -------------   -------------
    Total current liabilities                                                   260,467         279,755

Convertible subordinated notes                                                  275,000         275,000
Deferred tax liabilities                                                          6,315          23,042

PMC special shares convertible into 3,242 (2001 - 3,373)
 shares of common stock                                                           5,152           5,317

Stockholders' equity
 Common stock and additional paid in capital, par value $.001:
  900,000 shares authorized; 167,351 shares issued and
  outstanding (2001 - 165,702)                                                  834,138         824,321
Deferred stock compensation                                                      (1,683)         (4,186)
Accumulated other comprehensive income                                            1,094          25,492
Accumulated deficit                                                            (607,916)       (573,400)
                                                                            -------------   -------------
   Total stockholders' equity                                                   225,633         272,227
                                                                            -------------   -------------
                                                                              $ 772,567       $ 855,341
                                                                            =============   =============

See notes to the condensed consolidated financial statements.

                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Nine Months Ended
                                                                         ---------------------------
                                                                            Sep 29,        Sep 30,
                                                                             2002           2001
Cash flows from operating activities:
 Net income (loss)                                                         $ (34,516)    $(331,026)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and other amortization                                         32,114        39,804
  Amortization of goodwill and other intangibles                                 854        43,704
  Amortization of deferred stock compensation                                  2,288        32,574
  Gain on sale of investments and other assets                                (3,126)          (35)
  Noncash restructuring costs and asset write-downs                                -         3,988
  Impairment of goodwill and purchased intangible assets                           -       189,042
  Write down of excess inventory                                                   -        14,151
  Changes in operating assets and liabilities:
   Accounts receivable                                                          (952)       71,971
   Inventories                                                                 6,116        (4,788)
   Prepaid expenses and other current assets                                     671         6,254
   Accounts payable and accrued liabilities                                   (2,033)      (36,399)
   Income taxes payable                                                       12,454       (43,716)
   Accrued restructuring costs                                               (24,386)        6,109
   Deferred income                                                            (5,361)      (26,917)
                                                                         -------------  ------------
    Net cash used in operating activities                                    (15,877)      (35,284)
                                                                         -------------  ------------

Cash flows from investing activities:
 Purchases of short-term investments                                        (118,887)     (145,645)
 Proceeds from sales and maturities of short-term investments                107,601       142,371
 Purchases of long-term bonds and notes                                     (141,863)      (75,909)
 Proceeds from sales and maturities of long-term bonds and notes              93,249             -
 Other investments                                                            (3,609)       (5,664)
 Net investment in wafer fabrication deposits                                      -         1,009
 Purchases of property and equipment                                          (2,946)      (26,541)
                                                                         -------------  ------------
    Net cash used in investing activities                                    (66,455)     (110,379)
                                                                         -------------  ------------
Cash flows from financing activities:
 Repayment of capital leases and long-term debt                                 (377)       (1,213)
 Proceeds from issuance of convertible subordinated notes                          -       275,000
 Payment of debt issuance costs                                                    -        (7,819)
 Proceeds from issuance of common stock                                        9,867        21,132
                                                                         -------------  ------------

    Net cash provided by financing activities                                  9,490       287,100
                                                                         -------------  ------------

Net increase (decrease) in cash and cash equivalents                         (72,842)      141,437
Cash and cash equivalents, beginning of the period                           152,120       256,198
                                                                         -------------  ------------

Cash and cash equivalents, end of the period                               $  79,278     $ 397,635
                                                                         ============= =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                   $  10,759     $     185
  Cash paid for income taxes                                                     384        41,151



See notes to the condensed consolidated financial statements.

                                PMC-Sierra, Inc.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.   Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the "Company" or "PMC") designs, develops, markets and supports high-speed broadband communications and storage semiconductors and MIPS-based processors for service provider, enterprise, storage, and wireless networking equipment. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

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

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). The components of inventories are as follows:


                                                   Sep 29,           Dec 30,
(in thousands)                                       2002             2001
----------------------------------------------------------------------------

Work-in-progress                                  $ 12,553         $ 10,973
Finished goods                                      15,577           23,273
----------------------------------------------------------------------------
                                                  $ 28,130         $ 34,246
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

The Company adopted SFAS 142 on a prospective basis at the beginning of fiscal 2002 and stopped amortizing goodwill totaling $7.1 million, thereby eliminating annual goodwill amortization of approximately $2.0 million in 2002. Net loss and net loss per share adjusted to exclude goodwill and workforce amortization for the comparative periods ended September 30, 2001 are as follows:



                                                                Three Months Ended           Nine Months Ended
                                                              --------------------------  ---------------------------
                                                                 Sep 29,       Sep 30,       Sep 29,       Sep 30,
(in thousands except per share amounts)                            2002          2001          2002          2001
----------------------------------------------------------------------------------------  ---------------------------
Net income (loss), as reported                                 $ (9,245)     $ (34,455)    $ (34,516)    $ (331,026)
Adjustments:
  Amortization of goodwill                                            -          5,996             -         41,618
  Amortization of other intangibles                                   -             91             -            486
                                                              ------------  ------------  ------------  -------------

 Net income (loss)                                             $ (9,245)     $ (28,368)    $ (34,516)    $ (288,922)
                                                              ============  ============  ============  =============

Basic and diluted net income (loss) per share, as reported     $  (0.05)     $   (0.20)    $   (0.20)    $    (1.97)
                                                              ============  ============  ============  =============

Basic and diluted net income (loss) per share, adjusted        $  (0.05)     $   (0.17)    $   (0.20)    $    (1.72)
                                                              ============  ============  ============  =============


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

Recently issued accounting standards. In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan. As SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not expect the adoption of this statement to have a material impact on the Company's financial statements.

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

PMC has completed the restructuring activities contemplated in the March 2001 restructuring plan. The remaining restructuring liability of $1.5 million at June 30, 2002 related primarily to facility lease payments, net of estimated sublease revenues, and was classified as accrued liabilities on the balance sheet at the end of June 2002.

Restructuring - October 18, 2001

Due to a continued decline in market conditions, PMC implemented a second restructuring plan in the fourth quarter of 2001 to reduce its operating cost structure. This restructuring plan included the termination of 341 employees, the consolidation of additional excess facilities, and the curtailment of additional research and development projects. As a result, the Company recorded a second restructuring charge of $175.3 million in the fourth quarter of 2001.

The following summarizes the activity in the October 2001 restructuring liability during the nine month period ended September 29, 2002:


                                                                             Restructuring
                                                  Balance at       Cash        Liability at
(in thousands)                                   Dec 30, 2001    Payments      Sep 29, 2002
---------------------------------------------------------------------------------------------
 Workforce reduction                              $   6,784     $  (3,313)      $   3,471

 Facility lease and contract settlement costs       150,210       (18,315)        131,895

---------------------------------------------------------------------------------------------
Total                                             $ 156,994     $ (21,628)      $ 135,366
                                               ==============================================


The Company expects to complete the restructuring activities contemplated in the October 2001 restructuring plan in the fourth quarter of 2002.


NOTE 3.   Segment Information

The Company has two operating segments: networking and non-networking products. The networking segment consists of semiconductor devices and related technical service and support to equipment manufacturers for use in service provider, enterprise, and storage area networking equipment. The non-networking segment consists of custom user interface products. The Company is supporting the non-networking products for existing customers, but has decided not to develop any further products of this type.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K. The Company evaluates performance based on net revenues and gross profits from operations of the two segments.


                           Three Months Ended             Nine Months Ended
                     -----------------------------  ----------------------------
                          Sep 29,        Sep 30,        Sep 29,        Sep 30,
(in thousands)             2002           2001            2002           2001
--------------------------------------------------------------------------------
Net revenues

  Networking           $   59,358     $   55,268      $  160,095     $  257,805
  Non-networking              226          6,288           5,442         17,776
--------------------------------------------------------------------------------

Total                  $   59,584     $   61,556      $  165,537     $  275,581
                     ===========================================================


Gross profit

  Networking           $   36,259     $   34,709      $   98,662     $  157,105
  Non-networking               96          2,488           2,329          7,356
--------------------------------------------------------------------------------

Total                  $   36,355     $   37,197      $  100,991     $  164,461
                     ===========================================================


NOTE 4.   Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:


                                                   Three Months Ended          Nine Months Ended
                                               --------------------------  -------------------------
                                                   Sep 29,       Sep 30,     Sep 29,       Sep 30,
(in thousands)                                       2002         2001         2002          2001
----------------------------------------------------------------------------------------------------
Net income (loss)                                $  (9,245)    $ (34,455)   $ (34,516)   $ (331,026)
Other comprehensive income (loss):
Change in net unrealized gains on investments       (1,954)      (11,589)     (24,398)      (19,216)

----------------------------------------------------------------------------------------------------

Total                                            $ (11,199)    $ (46,044)   $ (58,914)   $ (350,242)
                                               =====================================================



NOTE 5.   Net Income (Loss) Per Share

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:


                                                           Three Months Ended           Nine Months Ended
                                                       --------------------------  ---------------------------
                                                           Sep 29,      Sep 30,       Sep 29,       Sep 30,
(in thousands except per share amounts)                     2002         2001           2002          2001
--------------------------------------------------------------------------------------------------------------

Numerator:
  Net income (loss)                                      $ (9,245)    $ (34,455)     $ (34,516)    $(331,026)
                                                       ==========================  ===========================

Denominator:
Basic weighted average common shares outstanding (1)       170,525      168,389        169,945       167,664
  Effect of dilutive securities:
  Stock options                                                  -            -              -             -
  Stock warrants                                                 -            -              -             -
                                                       --------------------------  ---------------------------


  Diluted weighted average common shares outstanding     $ 170,525      168,389      $ 169,945     $ 167,664
                                                       ==========================  ===========================

Basic and diluted net income (loss) per share            $  (0.05)    $  (0.20)      $  (0.20)     $  (1.97)
                                                       ==========================  ===========================


(1) PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.


NOTE 6.   Voluntary Stock Option Exchange Offer

On September 26, 2002, the Company completed an offering to all eligible option holders of an opportunity to voluntarily exchange certain stock options.

Under the program, participants were able to tender for cancellation stock options granted within the specified period with exercise prices at or above $8.00 per share, in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Pursuant to the terms and conditions set forth in the Company's offer, each eligible participant will receive a new option to purchase an equivalent number of PMC shares for each tendered option with an exercise price of less than $60.00. For each tendered option with an exercise price of $60.00 or more, each eligible participant will receive a new option to purchase a number of PMC shares equal to one share for each four unexercised shares subject to the tendered option.

On September 26, 2002, the Company accepted and cancelled approximately 19.3 million options with a weighted average exercise price of $35.98 and expects to grant approximately 18.0 million new options no earlier than March 27, 2003 and no later than April 30, 2003. The new options will have an exercise price equal to the closing price of the Company's common stock on the date of grant and will be subject to a new vesting schedule.

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

These forward-looking statements apply only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described in this Quarterly Report and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

    -   revenues;

    -   gross profit;

    -   research and development expenses;

    -   marketing, general and administrative expenses;

    - restructuring activities, expenses and associated annualized savings;

    -   interest and other income;

    -   capital resources sufficiency;

    -   capital expenditures; and

    -   our business outlook.


PMC releases earnings at regularly scheduled times after the end of each reporting period. Typically within one hour of the release, we will hold a conference call to discuss our performance during the period. We welcome all PMC stockholders to listen to these calls either by phone or over the Internet by accessing our website at www.pmc-sierra.com.


Results of Operations

Third Quarters of 2002 and 2001


Net Revenues ($000,000)
                                             Third Quarter
                                     ----------------------------
                                        2002            2001         Change

  Networking products                   $   59.4      $   55.3          7%
  Non-networking products                    0.2           6.3       ( 97%)
                                     ----------------------------
  Total net revenues                    $   59.6      $   61.6        ( 3%)
                                     ============================

Net revenues declined $2.0 million, or 3%, in the third quarter of 2002 compared to the same quarter a year ago.

Networking revenues increased by $4.1 million, or 7%, in the third quarter of 2002 compared to the third quarter of 2001 due to the revenue growth of our microprocessor networking parts.

Non-networking revenues decreased 97% in the third quarter of 2002 compared to the third quarter of 2001 due to decreased unit sales to our principal customer in this segment as this product has reached the end of its life.

Gross Profit ($000,000)
                                               Third Quarter
                                         ------------------------
                                             2002          2001       Change

  Networking products                       $ 36.3        $ 34.7          5%
  Non-networking products                      0.1           2.5       ( 96%)
                                         ------------------------
  Total gross profit                        $ 36.4        $ 37.2        ( 2%)
                                         ========================
    Percentage of net revenues                 61%           60%



Total gross profit declined $0.8 million, or 2%, in the third quarter of 2002 compared to the same quarter a year ago.

Networking gross profit for the third quarter of 2002 increased by $1.6 million from the third quarter of 2001 due to an increase in networking revenue and a reduction in manufacturing costs. Unit sales of networking products in the third quarter of 2002 increased from the third quarter of 2001, but more of these products were sold into higher volume lower margin applications compared to 2001.

Networking gross profit as a percentage of networking revenues decreased two percentage points from 63% in the third quarter of 2001 to 61% in the third quarter of 2002. This decrease resulted primarily from the following factors:

    - an increase in the quantity of networking products sold into higher volume lower margin applications, that reduced gross profit by 5 percentage points; and

    - the effect of lower manufacturing costs over higher shipment volumes, which improved gross profit by 3 percentage points.

Non-networking gross profit for the third quarter of 2002 decreased by $2.4 million from the third quarter of 2001 due to a reduction in sales volume.

Operating Expenses and Charges ($000,000)
                                                     Third Quarter
                                               -------------------------
                                                  2002            2001   Change

Research and development                         $ 34.0         $ 48.7   ( 30%)
Percentage of net revenues                          57%            79%

Marketing, general and administrative            $ 16.0         $ 22.7   ( 30%)
Percentage of net revenues                          27%            37%

Amortization of deferred stock compensation:
 Research and development                        $  0.5         $  1.4
 Marketing, general and administrative               -             0.2
                                               -------------------------
                                                 $  0.5         $  1.6
                                               -------------------------
Percentage of net revenues                           1%             3%

Amortization of goodwill                         $   -          $  6.0



  Research and Development and Marketing, General and Administrative Expenses:

Our research and development, or R&D, expenses decreased by $14.7 million, or 30%, in the third quarter of 2002 compared to the same quarter a year ago due to the restructuring and cost reduction programs implemented in the fourth quarter of 2001. As a result, we reduced our R&D personnel and related costs by $7.8 million and other R&D expenses by $6.9 million compared to the third quarter of 2001. See also Restructuring costs and other special charges.

Our marketing, general and administrative, or MG&A, expenses decreased by $6.7 million, or 30%, in the third quarter of 2002 compared to the same quarter a year ago. As a result of the restructuring and cost reduction programs implemented in 2001, we reduced our MG&A personnel and related costs by $1.7 million and other MG&A expenses by $5.0 million compared to the third quarter of 2001. See also Restructuring costs and other special charges.


         Amortization of Deferred Stock Compensation:

We recorded a non-cash charge of $0.5 million for amortization of deferred stock compensation in the third quarter of 2002 compared to a $1.6 million charge in the third quarter of 2001. Deferred stock compensation charges decreased compared to the same quarter last year due to the accelerated amortization of deferred stock compensation, which results in a declining amortization expense over the amortization period.


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

Interest and other income, net

Net interest and other income decreased to $1.4 million in the third quarter of 2002 from $2.7 million in the third quarter of 2001. An increase in interest income due to higher average cash balances resulting from the issuance of convertible subordinated notes in the third quarter of 2001 was offset by lower investment yields, and interest expense and amortized issuance costs related to the notes.


Gain on sale of investments

During the third quarter of 2002, we realized a pre-tax gain of $0.1 million as a result of our disposition of a portion of our investment in Sierra Wireless Inc.


Provision for income taxes

We recorded a tax recovery of $3.4 million in the third quarter of 2002 relating to losses and tax credits generated in Canada which will result in a recovery of taxes paid in prior periods. We have provided a valuation allowance on other deferred tax assets generated in the quarter because of uncertainty regarding their realization.


First Nine Months of 2002 and 2001


Net Revenues ($000,000)
                                           First Nine Months
                                      ----------------------------
                                          2002            2001      Change

  Networking products                    $ 160.1        $ 257.8      ( 38%)
  Non-networking products                    5.4           17.8      ( 70%)
                                      ----------------------------
  Total net revenues                     $ 165.5        $ 275.6      ( 40%)
                                      ============================



Net revenues decreased by $110.1 million, or 40%, in the first nine months of 2002 compared to the same period a year ago.

Networking revenues declined $97.7 million, or 38%, in the first nine months of 2002 compared to the first nine months of 2001 due to decreased unit sales of our networking products caused by reduced demand for our customers' products and excess inventories of some of our products accumulated by our customers.

Non-networking revenues declined 70% in the first nine months of 2002 compared to the first nine months of 2001 due to decreased unit sales to our principal customer in this segment as this product has reached the end of its life.

Gross Profit ($000,000)
                                           First Nine Months
                                      ----------------------------
                                          2002            2001      Change

  Networking products                    $  98.7        $ 157.1      ( 37%)
  Non-networking products                    2.3            7.4      ( 69%)
                                      ----------------------------
  Total gross profit                     $ 101.0        $ 164.5      ( 39%)
                                      ============================
    Percentage of net revenues               61%            60%


Total gross profit declined $63.5 million, or 39%, in the first nine months of 2002 compared to the same period a year ago.

Networking gross profit for the first nine months of 2002 decreased by $58.4 million from the first nine months of 2001. Lower sales volume in the first nine months of 2002 resulted in a networking gross profit decrease of $72.6 million. This decrease in networking gross profit was offset in part by a $14.2 million write-down of excess inventory recorded in the first nine months of 2001. There was no write-down of excess inventory in the first nine months of 2002.

Networking gross profit as a percentage of networking revenues increased one percentage point from 61% in the first nine months of 2001 to 62% in the first nine months of 2002. This increase resulted from the following factors:

    - the effect of recording a $14.2 million write-down of excess inventory in the first nine months of 2001 compared to none in the first nine months of 2002, which resulted in higher gross profit by 9 percentage points,

    - the effect of applying manufacturing costs over reduced shipment volumes, which lowered gross profit by 6 percentage points, and

    - an increase in the quantity of networking products sold into higher volume lower margin applications, that reduced gross profit by 2 percentage points.

Non-networking gross profit for the first nine months of 2002 decreased by $5.1 million from the first nine months of 2001 due to a reduction in sales volume.


Operating Expenses and Charges ($000,000)
                                                              First Nine Months
                                                        -----------------------------
                                                              2002            2001       Change
Research and development                                    $  104.6       $  159.9      ( 35%)
Percentage of net revenues                                       63%            58%

Marketing, general and administrative                       $   49.6       $   71.9      ( 31%)
Percentage of net revenues                                       30%            26%

Amortization of deferred stock compensation:
 Research and development                                   $    2.1       $   31.4
 Marketing, general and administrative                           0.2            1.2
                                                        -----------------------------
 Total                                                      $    2.3       $   32.6
                                                        -----------------------------
 Percentage of net revenues                                       1%            12%

Amortization of goodwill                                    $      -       $   41.6

Restructuring costs                                         $      -       $   19.9

Impairment of goodwill and purchased intangible assets      $      -       $  189.0



   Research and Development and Marketing, General and Administrative Expenses:

Our research and development, or R&D, expenses decreased by $55.3 million, or 35%, in the first nine months of 2002 compared to the same period a year ago due to the restructuring and cost reduction programs implemented in the first and fourth quarters of 2001. As a result of these restructuring and cost reduction initiatives, we reduced our R&D personnel and related costs by $30.6 million and other R&D expenses by $24.7 million compared to the first nine months of 2001. See also Restructuring costs and other special charges.

Our marketing, general and administrative, or MG&A, expenses decreased by $22.3 million, or 31%, in the first nine months of 2002 compared to the same period a year ago. Of this decrease, $4.0 million was attributable to lower sales commissions as a result of lower revenues. The remainder was attributable to the restructuring and cost reduction programs implemented in 2001, which reduced our MG&A personnel and related costs by $8.7 million and other MG&A expenses by $9.6 million compared to the first nine months of 2001. See also Restructuring costs and other special charges.


         Amortization of Deferred Stock Compensation:

We recorded a non-cash charge of $2.3 million for amortization of deferred stock compensation in the first nine months of 2002 compared to a $32.6 million charge in the first nine months of 2001. Deferred stock compensation charges decreased in 2002 compared to the same period last year primarily due to deferred stock compensation charges in the first quarter of 2001 for employees whose vesting was accelerated upon termination as part of our March 2001 restructuring.

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

We completed the restructuring activities contemplated in this plan. We made total payments of $2.8 million related to the March 2001 restructuring during the first six months of 2002. The remaining restructuring liability of $1.5 million at June 30, 2002 related primarily to facility lease payments, net of estimated sublease revenues, and was classified as accrued liabilities on the balance sheet at the end of June 2002.

As a result of this restructuring, we have achieved annualized savings of approximately $28.2 million in cost of revenues and operating expenses based on the expenditure levels at the time of this restructuring.

Restructuring - October 18, 2001

Due to a continued decline in market conditions, we implemented a second restructuring plan in the fourth quarter of 2001 to reduce our operating cost structure. This restructuring plan included the termination of 341 employees, the consolidation of additional excess facilities, and the curtailment of additional research and development projects. As a result, we recorded a second restructuring charge of $175.3 million in the fourth quarter of 2001.

During the first nine months of 2002, we made the following payments related to the October 2001 restructuring:

                                                                                 Restructuring
                                                     Balance at       Cash        Liability at
(in thousands)                                      Dec 30, 2001     Payments     Sep 29, 2002
-----------------------------------------------------------------------------------------------

  Workforce reduction                                 $   6,784    $   (3,313)      $   3,471

  Facility lease and contract settlement costs          150,210       (18,315)        131,895

----------------------------------------------------------------------------------------------

Total                                                 $ 156,994    $  (21,628)      $ 135,366
                                                    ==========================================

We expect to complete the restructuring activities contemplated in the October 2001 restructuring plan in the fourth quarter of 2002. Upon conclusion of these restructuring activities and the final disposition of our surplus leased facilities, we expect to achieve annualized savings of approximately $67.6 million in cost of revenues and operating expenses based on the expenditure levels at the time of this restructuring.


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


Interest and other income, net

Net interest and other income decreased to $4.1 million in the first nine months of 2002 from $12.2 million in the first nine months of 2001. An increase in interest income due to higher cash balances resulting from the issuance of convertible subordinated notes in the third quarter of 2001 was offset by lower investment yields, and interest expense and amortized issuance costs related to the notes.


Gain on sale of investments

During the first nine months of 2002, we realized a pre-tax gain of $3.1 million as a result of our disposition of a portion of our investment in Sierra Wireless Inc. and one other publicly held company. We continue to hold 2.1 million shares of Sierra Wireless Inc.

During the first nine months of 2001, we disposed of our investment in a privately held company and realized a pre-tax gain of approximately $0.4 million.

Provision for income taxes

We recorded a tax recovery of $13.8 million in the first nine months of 2002 relating to losses and tax credits generated in Canada which will result in a recovery of taxes paid in prior periods. We have provided a valuation allowance on other deferred tax assets generated in 2002 because of uncertainty regarding their realization.


Business Outlook

While our revenues increased in each of the first three quarters of 2002 they are expected to decline 10%-15% in the fourth quarter from the third quarter revenue of $59.6 million. Our expectations regarding fourth quarter revenues are based on orders already shipped, order backlog scheduled to ship during the remainder of the quarter and an estimate of new orders we expect to receive which will ship before year end.

The expected decline in fourth quarter revenues is primarily related to additional announced cuts in capital expenditures by the network service providers, which will directly impact our networking equipment customers. Our component sales to the networking equipment companies account for a majority of our total revenues and we estimate that over 60% of our shipments go into equipment that is then sold to network service providers.

Our visibility of future revenues has generally been limited to a single quarter even during periods of robust growth. We expect that network service provider capital spending plans and our ability to penetrate enterprise and storage networking markets will result in considerable variability in our quarter to quarter revenues.

We expect our fourth quarter gross profit percentage to decline from the 61% level of the third quarter due to fixed expenses being spread over a lower revenue base.

Aggregate spending on research and development (R&D) and marketing, general and administrative (MG&A) expenses, has declined in each of the last seven quarters compared to the preceding quarter. We expect a further modest decline of these expenses in the fourth quarter of 2002.

We expect to complete the restructuring activities contemplated in the October 2001 restructuring plan in the fourth quarter of 2002. Substantially all of the savings from this plan are encompassed in the R&D and MG&A outlook above.

We expect that our net interest income will reflect a 2.1% to 2.4% yield on our cash, short-term investments and investment in bonds and notes as well as a cost of 3.75% on our convertible subordinated notes. Other income consists primarily of realized capital gains and losses as well as our estimate of any impairment in our investments in private companies and venture funds. We will conduct a detailed review of these investments during the fourth quarter, which may result in an impairment charge for other than temporary declines in the value of our holdings in private companies and investment funds.

Liquidity & Capital Resources

Our principal sources of liquidity at September 29, 2002 were our cash, cash equivalents and short-term investments of $422 million. We also held $146 million of investments in bonds and notes with maturities ranging from 12 to 30 months. The aggregate cash and investments of $568 million at the end of the third quarter of 2002 was $14 million lower than it was on December 30, 2001.

In the first nine months of 2002, we used $16 million for operating activities, $3 million for purchases of property and equipment and $4 million net for other investments. We generated $9 million of cash through financing activities, primarily the issuance of common stock.

We invested our portfolio of short and long term bonds and notes in US and Canadian government securities and corporate debt securities having an S&P rating of A or better. All of our bond and note investments have a maturity of 30 months or less. We invest these capital resources primarily for preservation of capital and secondarily for yield.

We have a line of credit with a bank that allows us to borrow up to $25 million provided, along with other restrictions, that we do not pay cash dividends or make any material divestments without the bank's written consent. At September 29, 2002 we had committed approximately $5 million of this facility under letters of credit as security for office leases.

We have cash commitments made up of the following:



As at September 29, 2002 (in thousands)                                             Payments Due
------------------------------------------------------------------------------------------------------------------------------------
                                                           Balance                                                          After

Contractual Obligations                         Total         2002         2003         2004        2005         2006         2006

Capital Lease Obligations                    $      93     $     93     $      -    $      -     $      -    $       -    $       -
Operating Lease Obligations:
    Minimum Rental Payments                    278,627        7,777       31,694      31,382       30,603       29,767      147,404
    Estimated Operating Cost Payments           62,922        1,822        7,359       7,052        6,962        8,624       31,103
Long Term Debt:
    Principal Repayment                        275,000            -            -           -            -      275,000            -
    Interest Payments                           41,252            -       10,313      10,313       10,313       10,313            -
                                            ----------------------------------------------------------------------------------------
                                               657,894     $  9,692     $ 49,366    $ 48,747     $ 47,878    $ 323,704    $ 178,507
                                                       =============================================================================
Venture Investment Commitments (see below)      39,503
                                            ------------
Total Contractual Cash Obligations           $ 697,397
                                           ============


Our long-term debt requires semi-annual interest payments of approximately $5.2 million to holders of our convertible notes. These interest payments are due on February 15 and August 15 of each year, with the last payment being due on August 15, 2006.

We participate in four professionally managed venture funds that invest in early-stage private technology companies in markets of strategic interest to us. From time to time these funds request additional capital for private placements. We have committed to invest an additional $39.5 million into these funds, which may be requested by the fund managers at any time over the next eight years.

We believe that existing sources of liquidity will satisfy our restructuring obligations and our projected operating, working capital, venture investing, debt interest, capital expenditure and wafer deposit requirements through the end of 2002. We expect to spend $2 million to $3 million on new capital additions during the fourth quarter of 2002.


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

We adopted SFAS 142 on a prospective basis at the beginning of fiscal 2002 and stopped amortizing goodwill totaling $7.1 million, thereby eliminating annual goodwill amortization of approximately $2.0 million in 2002. If we had stopped amortizing goodwill at the beginning of fiscal 2001, our net loss for the third quarter of 2001 would have been reduced by $6.1 million, or $0.03 per share, and our net loss for the first nine months of 2001 would have been reduced by $42.1 million, or $0.25 per share.

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

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan. As SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002, we do not expect the adoption of this statement to have a material impact on our financial statements.


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

We are subject to rapid changes in demand for our products due to customer inventory levels, production schedules, competitive alternatives, fluctuations in demand for networking equipment and our customer concentration.

As a result of these factors, we have very limited revenue visibility and the rate by which revenues are booked and shipped within the same reporting period is typically unpredictable. In addition, our net bookings can vary sharply up and down within a quarter.

         Our total revenues have declined compared to the third quarter of 2001 due to reduced demand in some of the markets that we serve. While we predict sequential networking revenue to decline in the fourth quarter of 2002, our revenues may decrease further than expected during the quarter or thereafter.

Many service providers -- the customers that are served by the networking equipment companies that we in turn supply with communications components -- have reported lower than expected demand for their services or products, increased competition, poor operating results, and significant debt on their balance sheets. Many of these service providers, including some of the largest companies in the industry, have either filed for bankruptcy or may become insolvent in the near future. Most service providers have changed their strategies from rapid growth to cash preservation. This has resulted in a continued decline in capital expenditures on the networking equipment that our customers sell. Service providers continue to focus on de-leveraging their balance sheets and are decreasing or changing the nature of their capital expenditures further.

In response to the actual and anticipated declines in networking equipment demand, many of our customers and their contract manufacturers have undertaken initiatives to significantly reduce expenditures and component inventories. Consequently, they have cancelled or rescheduled orders for our networking products. As a result, our estimate of revenues for a quarter, which is in part based on order backlog scheduled to ship during the quarter, may not be accurate. In addition, many platforms into which our products are designed have been cancelled as our customers cancel or restructure product development initiatives or as venture-financed startup companies fail. Our revenues may be materially and adversely impacted if these conditions continue or worsen.

While we believe that our customers and their contract manufacturers are consuming a portion of their inventory of PMC products, we believe that those inventories as well as the weakened demand that our customers are experiencing for their products, will likely depress our revenues and profit margins in the short term. We cannot accurately predict how quickly our customers will consume their inventories of our products or the timing and degree to which demand for sales of our products will strengthen or weaken.

         Our customers may cancel or delay the purchase of our products for reasons other than the industry downturn described above.

Many of our customers have numerous product lines, numerous component requirements for each product, large and complex supplier structures, and often engage contract manufacturers to supplement their manufacturing capacity. This makes forecasting their production requirements difficult and can lead to an inventory surplus of certain of their components.

Our customers and their contract manufacturers often shift buying patterns as they manage inventory levels, decide to use competing products, are acquired or divested, market different products, or change production schedules.

In addition, we believe that uncertainty in our customers' end markets, reduced backlog for their products, and our customers' increased focus on cash management has caused our customers to delay product orders and reduce delivery lead-time expectations. We expect this will increase the proportion of our networking revenues in future periods that will be from orders placed and fulfilled within the same period. We have recently experienced customer requests to shorten delivery schedules. This will decrease our ability to accurately forecast, and may lead to greater fluctuations in, operating results.

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

         If the recent trend of consolidation in the networking industry continues, many of our customers may be acquired, sold or may choose to restructure their operations, which could lead those customers to cancel product lines or development projects that could result in our revenues declining.

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

We have announced design wins for existing and new products. While some industry analysts may use design wins as a metric for future revenues, many design wins will not generate any revenues as customer projects are cancelled or rejected by their end market. In the event a design win generates revenue, the amount of revenue will vary greatly from one design win to another. In addition, most revenue-generating design wins do not translate into near term revenues. Most revenue-generating design wins take greater than two years to generate meaningful revenue.

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

Our restructurings have curtailed our resources and we may need to restructure again if business conditions weaken further.

On March 26 and October 18, 2001, we announced plans to restructure our operations in response to the decline in demand for our networking products. We implemented these restructurings in an effort to bring our expenses into line with our reduced revenue expectations. However, we expect to continue to incur net losses for at least the remainder of 2002.

Restructuring plans require significant management resources to execute and we may fail to achieve our targeted goals. We may have incorrectly anticipated the demand for our products, and may be forced to restructure further or may incur further operating charges due to poor business conditions. Some of our product development initiatives may be delayed or cancelled due to the reduction in our development resources.

Our revenues may decline if our customers use our competitors' products instead of ours; if they suffer further reductions in demand for their products; or if they are acquired or sold.

We are experiencing significantly greater competition from many different market participants as the market in which we participate matures. In addition, we are expanding into markets, such as the wireless infrastructure, storage and generic microprocessor markets, which have established incumbents with substantial financial and technological resources. We expect fiercer competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

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

The markets for our products are intensely competitive and subject to rapid technological advancement in design tools, wafer manufacturing techniques, process tools and alternate networking technologies. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in sufficient time. Our customers may substitute our products in their next generation equipment with those of current or future competitors.

         Increasing competition in our industry will make it more difficult to achieve design wins.

We face  significant  competition  from three major  fronts.  First,  we compete against established peer-group semiconductor companies that focus on the communications semiconductor business. These companies include Agere Systems, Applied Micro Circuits Corporation, Broadcom, Exar Corporation, Conexant Systems, Marvell Technology Group, Multilink Technology Corporation, Silicon Image, Transwitch and Vitesse Semiconductor. Many of these companies are well financed, have significant communications semiconductor technology assets, have established sales channels, and are dependent on the market in which we participate for the majority of their revenues.

Other competitors include our customers' internal ASIC groups and major domestic and international semiconductor companies, such as Agilent, Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, Motorola, Nortel Networks, and Texas Instruments. These companies are concentrating an increasing amount of their substantial financial and engineering resources on the markets in which we participate and are incumbents in the new markets we are targeting. This represents a serious competitive threat to us.

Emerging venture-backed companies also provide competition in our segment of the semiconductor market. These companies tend to focus on specific portions of our broad range of products and in the aggregate, represent a significant threat to our product lines. In addition, these companies could introduce disruptive technologies that may make our technologies and products obsolete.

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

Our   products   generally   take   between  12  and  24  months  from   initial
conceptualization to development of a viable prototype, and another 6 to 18 months to be designed into our customers' equipment and into production. Our products often must be redesigned because manufacturing yields on prototypes are unacceptable or customers redefine their products to meet changing industry standards or customer specifications. As a result, we develop products many years before volume production and may inaccurately anticipate our customers' needs.

We are exposed to increased credit risk of some of our customers and we may have difficulty collecting receivables from customers.

Many of our customers employ contract manufacturers to produce their products and manage their inventories. Many of these contract manufacturers represent greater credit risk than our networking equipment customers, who generally do not guarantee our receivables related to their contract manufacturers.

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

Although we, rigorously test our products as do our customers and our suppliers, our highly complex products regularly contain defects or bugs. We have in the past experienced, and may in the future experience, these defects and bugs. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products. This could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers.

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

In addition, our networking products range widely in terms of the margins they generate. A change in product sales mix which could occur at any time, may impact our operating results materially.

We may not be able to meet customer demand for our products if we do not accurately predict demand or if we fail to secure adequate wafer fabrication, test, or assembly capacity.

We currently do not have the ability to accurately predict what products our customers will need in the future. Anticipating demand is difficult because: our customers face volatile demand for their end-user networking equipment; our customers are focused more on cash preservation and tighter inventory management; and we supply a large number of products to a variety of customers and contract manufacturers who have many equipment programs for which they purchase our products. If we do not accurately predict what mix of products our customers may order, we may not be able to meet our customers' demand in a timely manner or we may be left with unwanted inventory.

In some circumstance, we have experienced customer requests to considerably expedite delivery times for orders. A shortage in supply could adversely impact our ability to satisfy customer demand, which could adversely affect our customer relationships along with our current and future operating results.

         We rely on a limited number of wafer fabrication suppliers, the loss of any one of them could delay and limit our product shipments.

We do not own or operate a wafer fabrication facility. Three outside foundry suppliers provide greater than 90% of our semiconductor device requirements. One of these suppliers provides a majority of our semiconductor device requirements. Our foundry suppliers also produce products for themselves and other companies. In addition, we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the foundries we use are unable or unwilling to manufacture our products in required volumes, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, to satisfy our production requirements.

Some companies that supply the same customers as we do are similarly dependent on a limited number of suppliers to produce their products. These other companies' products may be designed into the same networking equipment into which our products are designed. Our order levels could be reduced materially if these companies are unable to access sufficient production capacity to produce in volumes demanded by our customers because our customers may be forced to slow down or halt production on the equipment into which our products are designed.

         We depend on third parties in Asia for assembly of our semiconductor products that could delay and constrain our product shipments.

Sub-assemblers in Asia assemble most of our semiconductor products. Raw material shortages, political and social instability, assembly house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply or assembly. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues. We have less control over delivery schedules, assembly processes, quality assurances and costs than our competitors that do not outsource these tasks.

         We depend on a limited number of design software suppliers.

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

We are subject to the risks of conducting business outside the United States to a greater extent than most companies because, in addition to selling our products in a number of countries, we have a significant portion of our research and development and manufacturing conducted outside the United States.

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

If we cannot protect our proprietary technology, we may not be able to prevent competitors from copying our technology and selling similar products, which could harm our revenues.

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

Our products may employ technology that may unknowingly infringe on the proprietary rights of third parties, which may expose us to litigation and prevent us from selling our products.

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

We have significantly increased our debt level as a result of the sale of convertible notes.

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

Our stock price has been and will likely continue to be volatile.

In the past, our common stock price has fluctuated significantly. In particular, our stock price has declined significantly in the context of announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a continued slowdown in the markets we serve. Given the weak business conditions and the reduced demand for our products that we have experienced, we expect that our stock price will continue to be volatile.

In addition, fluctuations in our stock price and our price-to-sales multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.

Our stock is currently included in two North American stock indices--the Standard & Poor's 500 and the Nasdaq-100. Stocks are selected for inclusion in these indices based on market capitalization, liquidity, and industry group representation, and it is possible based on our current stock price that our common stock may be removed from either the S&P 500 or Nasdaq-100, or both. Investment firms have index funds that actively buy or sell stocks depending on a company's inclusion, current ranking or removal from an index. The Nasdaq Stock Market also manages a Nasdaq-100 tracking stock that holds shares of our stock. If our stock is dropped from either the S&P 500 or Nasdaq-100, our stock price may further decline as these index funds sell their holdings of our stock.

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


  Cash Equivalents, Short-term Investments and Investments in Bonds and Notes:

We regularly maintain a short and long term investment portfolio of various types of government and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody's, or A-1 or A by Standard and Poor's, or equivalent. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are held at amortized cost, while available-for-sale investments are held at fair market value. Available-for-sale securities represented less than 17% of our investment portfolio as of September 29, 2002.

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

Based on a sensitivity analysis performed on the financial instruments held at September 29, 2002 that are sensitive to changes in interest rates, the impact to the fair value of our investment portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $2.3 million, $4.7 million and $7.0 million respectively.

         Other Investments:

Other investments at September 29, 2002 include a minority investment of approximately 2.1 million shares of Sierra Wireless Inc., a publicly traded company. These securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of income taxes.

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

Our sales and corresponding receivables are made primarily in United States dollars. Through our operations in Canada and elsewhere outside of the United States, we incur research and development, customer support costs and administrative expenses in Canadian and other foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on the results of operations stemming from our exposure to these risks. As part of this risk management, we typically forecast our operational currency needs, purchase such currency on the open market at the beginning of an operational period, and hold these funds as a hedge against currency fluctuations. We usually limit the operational period to 3 months or less. Because we do not engage in foreign currency exchange rate fluctuation risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.

While we expect to utilize this method of managing our foreign currency risk in the future, we may change our foreign currency risk management methodology and utilize foreign exchange contracts that are currently available under our operating line of credit agreement.

We regularly analyze the sensitivity of our foreign exchange positions to measure our foreign exchange risk. At September 29, 2002, a 10% shift in foreign exchange rates would not have materially impacted our other income because our foreign currency net asset position was immaterial.


Item 4.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer evaluated our "disclosure controls and procedures" (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days before the filing date of this quarterly report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

         Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.


Part II - OTHER INFORMATION

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

    -    10.2      1994 Incentive Stock Plan, as amended

    -    10.3      2001 Stock Option Plan, as amended

    -    11.1      Calculation of income (loss) per share  (1)

    -    99.1      Certification  Pursuant to Section 906 of the  Sarbanes-Oxley
                   Act of 2002 (Chief Executive Officer)

    -    99.2      Certification  Pursuant to Section 906 of the  Sarbanes-Oxley
                   Act of 2002 (Chief Financial Officer)


--------
1 Refer to Note 5 of the financial statements included in Item I of Part I of this Quarterly Report.

(b) Reports on Form 8-K -

    - A Current Report on Form 8-K was filed on August 13, 2002 to disclose that the quarterly report on Form 10-Q for the period ended June 30, 2002 filed on August 13, 2002 by Registrant was accompanied by certifications by the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PMC-SIERRA, INC.
                               (Registrant)


Date:    November 7, 2002      /S/  John W. Sullivan
         ----------------      -------------------------------------------------
                               John W. Sullivan
                               Vice President, Finance (duly authorized officer)
                               Principal Accounting Officer


CERTIFICATIONS

I, Robert L. Bailey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PMC-Sierra, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 6, 2002                /S/  Robert L. Bailey
         ----------------                ---------------------------------------
                                         Robert L. Bailey
                                         President, Chief Executive Officer, and
                                         Chairman of the Board


I, John W. Sullivan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PMC-Sierra, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 5, 2002                /S/  John W. Sullivan
         ----------------                ---------------------------------------
                                         John W. Sullivan
                                         Vice President, Finance
                                         Chief Financial Officer and
                                         Principal Accounting Officer

-