Form 10-K
period 2002-12-29
PMC SIERRA INC
filed 2003-03-28
CIK 767920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 29, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from:________ to

                         Commission File Number 0-19084

                                PMC-Sierra, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                               94-2925073
    (State or other jurisdiction                 (I.R.S. Employer
           of incorporation)                     Identification No.)

                               3975 Freedom Circle
                              Santa Clara, CA 95054
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (408) 239-8000

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

           Yes     X                                     No
               -----------                           -----------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


           Yes     X                                     No
               -----------                          ------------

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on June 28th, 2002, as reported by the Nasdaq National Market, was approximately $822 million. Shares of Common Stock held by each executive officer and director and by each person known to the Registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2003, the Registrant had 168,520,260 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K Report.

PART I

ITEM 1.  Business

PMC-Sierra, Inc. designs, develops, markets and supports a broad range of high-performance integrated circuits primarily used in the telecommunications and data networking industries. We have more than 120 different semiconductor devices that are sold to leading equipment manufacturers, who in turn supply their equipment principally to communications network service providers and enterprises. We provide superior semiconductor solutions for our customers by leveraging our intellectual property, design expertise and systems knowledge across a broad range of applications.

PMC-Sierra was incorporated in the State of California in 1983 and reincorporated in the State of Delaware in 1997. Our Common Stock trades on the Nasdaq National Market under the symbol "PMCS" and is included in the S&P 500 index.

Our principal executive offices are located at 3975 Freedom Circle, Santa Clara, California 95054, and our phone number is (408) 239-8000. Our internet homepage is located at www.pmc-sierra.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet homepage as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Our fiscal year ends on the last Sunday of the calendar year. Fiscal years 2002 and 2001 each consisted of 52 weeks. Fiscal year 2000 consisted of 53 weeks. For ease of presentation, we have referred to December 31 as our fiscal year end for all years.

In this Annual Report on Form 10-K, "PMC-Sierra", "PMC", "the Company", "us", "our" or "we", means PMC-Sierra, Inc. together with our subsidiary companies.

FORWARD-LOOKING STATEMENTS

This Annual Report and the portions of our Proxy Statement incorporated by reference into this Annual Report contain forward-looking statements that involve risks and uncertainties. We use words such as "anticipates", "believes", "plans", "expects", "future", "intends", "may", "will", "should", "estimates", "predicts", "potential", "continue", "becoming", "transitioning" and similar expressions to identify such forward-looking statements.

These forward-looking statements apply only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described under "Factors That You Should Consider Before Investing in PMC-Sierra" and elsewhere in this Annual Report. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

o        business strategy;

o        sales, marketing and distribution;

o        wafer fabrication capacity;

o        competition and pricing;

o        significant accounting policies and accounting estimates;

o        customer networking product inventory levels, needs and order levels;

o        demand for networking equipment;

o        net revenues;

o        gross profit;

o        research and development expenses;

o        marketing, general and administrative expenditures;

o        interest and other income;

o        capital resources sufficiency;

o        capital expenditures;

o        restructuring activities, expenses and associated annualized savings;
         and

o        our business outlook.


INDUSTRY OVERVIEW

The global markets for communications equipment that contain our products continued to decline in 2002 primarily due to excess capacity in communication service provider infrastructures, excess inventory levels in the supply chain and a slowing global macro-economy. Despite the fact that connectivity to the Internet increased and web-based applications drove higher data transmission volumes, service providers in North America and Europe reduced spending on new networking equipment in 2002. This was largely the result of an overbuilding of the network infrastructure in the late 1990's and early 2000 when capital markets fueled rapid expansion of data networks and start-up competitive services. Following this expansionary period, many of the incumbent service providers realized they had excess capacity in their systems and could not sustain such high levels of spending on new equipment. In addition, many competitive service providers were unable to generate sufficient revenues to pay for their new systems and were subsequently acquired, broken up and divested, or filed for bankruptcy.

The contraction in capital spending on networking equipment in 2001 and 2002 resulted in fewer orders for our customers' equipment, and therefore a reduction in demand for our products. We sell more than 120 different semiconductor devices to the leading original equipment manufacturers (OEMs) that, in turn, sell their equipment to end customers such as telecommunications service providers and enterprises. The overall reduction in service provider capital spending, combined with high levels of inventories throughout the industry supply chain, resulted in lower demand for our devices. While equipment spending in the enterprise market (primarily corporations, institutions and governments) was relatively stable compared to service providers, it was not enough to offset a broader decline in activity across the global communications equipment industry.

Many service providers consider it important to add capacity and technology capability to limited aspects of their networks as data traffic and the associated revenues are key growth drivers for their operations going forward. To capture a growing portion of this competitive market, service providers are transitioning their networks from voice-centric to data-centric systems. In addition, network utilization rates are increasing, absorbing excess capacity, but also slowing data transmission speed through service providers' networks. In this environment, it is critical for service providers to upgrade their networks with more efficient equipment enabling them to lower operating costs while handling the increasing amount of traffic. The service providers must also upgrade equipment while lowering capital spending.

In simple terms, the Internet is a hybrid series of networks comprised of copper wires, coaxial cables, and fiber optic cables. These networks carry high-speed traffic in the form of electrical and optical signals that are transmitted and received by complex networking equipment. To ensure this equipment and the various networks can easily communicate with each other, the OEMs and makers of communications semiconductors have developed numerous communications standards and protocols for the industry. These communications protocols make it easier for complex high-speed data traffic to be sent and received reliably and efficiently - - whether intra-office, across the country, or internationally.

One industry standard that packages information into a fixed-size cell format for transportation across networks is ATM or Asynchronous Transfer Mode. Many service providers deploy equipment that handles this protocol because it can support voice, video, data, and multimedia applications simultaneously.

Another established industry standard is called SONET or Synchronous Optical Network for high capacity data communication over fiber optic systems. This is used in the Americas and parts of Asia, with the equivalent standard in the rest of the world called SDH or Synchronous Digital Hierarchy.

In addition to using SONET to increase the bandwidth, or capacity of, in their networks, many system operators have also deployed equipment that uses a technology called dense wave division multiplexing. Rather than transmitting a single light signal over an optical fiber, dense wave division multiplexing allows many different light signals (each of a different wavelength) to be transmitted simultaneously. By deploying this technique at higher transmission rates, carriers can move more signals across transmission lines.

IP is a transport protocol that maintains network information and routes packets across networks. While IP packets are larger and can hold more data than ATM cells, service providers often have difficulty providing the same quality of service with IP because it is not optimized for time-sensitive signals such as video and voice services.

Ethernet is another protocol that is used extensively in data transmission in local area networks (LAN) and is now being used in wide area networks (WAN) as well. Service providers are beginning to deploy ethernet because they are familiar with the protocol and it is a relatively efficient way to handle increasing amounts of data moving from the LAN to the WAN.

In some service provider networks, a traffic bottleneck can occur where the high-speed long-haul traffic is handed off to networking equipment in the metro area or where storage networks are being inter-connected. In general, service providers have invested less to enhance the infrastructure in these areas and as a result, many of these systems have insufficient capacity to handle the increasing level of data traffic.

In response, many OEMs are designing faster and more complex equipment to handle the higher volumes in the network. This equipment must be able to accommodate various protocols and formats, including cell-based ATM and packet-based Internet Protocol (IP).

To accommodate these different protocols and the growing demand for services, many service providers are requiring OEMs to provide more complex, integrated solutions in a shorter time period. At the same time, some of the OEMs have undergone significant corporate restructurings and have fewer resources and technical staff internally to design their own custom solutions. This, coupled with the rising cost of custom semiconductors, has resulted in the OEMs outsourcing more of their communications integrated circuit requirements to companies such as PMC-Sierra. This has brought about the acceleration of the use of standard products of the kind that PMC-Sierra designs and develops.

By leveraging the knowledge and technical expertise of companies such as PMC-Sierra, the OEMs are able to focus their efforts on their core competencies. In many cases, it can take several years before a new silicon chip or chip set can be designed, manufactured, tested, and released to full production for a customer. It is essential, therefore, that companies like PMC-Sierra that develop the chips to be incorporated into the OEM equipment work very closely with their OEM customers so that together they can optimally meet the equipment needs of the service providers.


PRODUCTS

We  have  more  than  120  revenue-producing  products  in  our  portfolio.  Our
networking  products  comprise  communications   semiconductors  -  -  including
microprocessors - - that are used in many different types of equipment throughout the network infrastructure. While our current networking product development efforts are focusing on all the four areas of the network infrastructure described below, less than 10% of our current revenues are derived from the storage and consumer markets. One of our key strategies is to broaden into these markets.

Our  non-networking  segment,  comprised  of a single  chip  used in a  consumer
medical   device,   wound  down  in  the  second  quarter  of  2002,  with  only insignificant revenues thereafter to meet remaining customer requirements.

Our networking products are sold primarily into four areas of the worldwide network infrastructure, which we call Metro, Access, Enterprise/Storage, and Consumer-related markets. Many of our products are designed with standardized interfaces between chips so our customers can easily develop and implement solutions involving multiple PMC-Sierra products.

The following briefly describes PMC-Sierra's view of the Metro, Access, Enterprise/Storage and Consumer-related areas of the internet infrastructure and some typical equipment that may include our chips and chipsets. Due to the complexity of the telecommunications network, it is not possible to sharply delineate the networking functions or markets served. In addition, many of our products may be used in multiple classes of networking equipment that are deployed across all of the market areas identified below, while some of our other products have highly specialized applications. For example, our microprocessors can be used in many networking equipment applications (such as high-speed routers or networked printers), while our Paladin chip may only be used in a single application (power amplification for wireless base stations). In some situations, different OEMs might use our chips or chipsets in equipment addressing more than one of the market areas noted below.

   o Access: this area of the telecommunications network infrastructure encompasses wired and wireless equipment that aggregates transmissions from the home or office and connects that traffic to the metro and the wide area network (WAN). For example, our semiconductors would be used in equipment such as digital subscriber line access multiplexers, wireless base stations, add-drop multiplexers (which add and drop signals and streams of data from optical networks) and switches (which direct the data traffic to other destinations within the network).

   o Metro: the metropolitan, or metro area, of the internet infrastructure is predominantly a fiber optic-based network that provides high-speed communications and data transfer over a city center or regional area. This portion of the network manages traffic inside its own region and manages traffic between the access and long-haul transport networks for inter-city or international transmission. Our products are used in metro equipment such as switches and routers that gather and process signals in different protocols, and then transmit them to the next destination as quickly and efficiently as possible.

   o Enterprise/Storage: this area of the network includes equipment that is deployed primarily in the office for data communications and other local area network applications. Our products are used in equipment such as medium to high-end laser jet printers in the office, as well as switches and storage devices that enable data to be transferred to local telecommunications networks. It includes network attached storage equipment and storage area networks for the management, transmission and storage of large amounts of data utilized by enterprises, corporations and government agencies.

   o Consumer: this area includes telecommunications equipment used primarily by individuals in their homes for entertainment purposes. For example, some of our lower-end microprocessors are used in equipment such as set-top boxes, high-definition TVs and personal video recorders.

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

   o Framers and mappers: before the data can be sent to the next destination, it must be converted into a proper format for transmission in the network. For example, the framing function arranges the bits into different size formats, commonly referred to as "cell" or "packet" formats, and attaches the appropriate information to the formats to ensure they reach their destinations. In turn, this data may be inserted into other frames, such as SONET frames, for transmission across high-speed fiber optics.

   o Packet and cell processors: these devices examine the contents of cells, or packets, and perform various management and reporting functions. For instance, a switch or router may use a packet or cell processor to determine if a signal is voice or video in order to allocate the proper amount of bandwidth. Service providers can use information gathered by the cell or packet processor to determine customers' network usage and charge the appropriate service fee.

   o Traffic managers and switch fabrics: traffic managers organize, schedule and queue cells and packets into and out of switches. Switch fabrics interconnect the wires and fibers, allowing the data to be routed to its intended destination.

   o Serializers/Deserializers: these devices convert networking traffic between slower speed parallel streams and higher speed serial streams. OEMs use serial streams to reduce networking equipment line connections, and parallel streams to allow them to apply lower cost traffic management technologies.

   o Microprocessors: these devices perform the high-speed computations that help identify and control the flow of signals and data in the many different types of network equipment used in the communications, enterprise and consumer markets.


STRATEGY

Our high-speed semiconductor solutions are based on our strong knowledge of network applications, system requirements and networking protocols. To achieve our goal of growing and profitably expanding our business, we are pursuing the following key strategies:

Leverage technical expertise across diverse base of applications:

We have a history of analog, digital, mixed signal and microprocessor expertise and we integrate many functions and protocols into our products. We leverage our common technologies and intellectual property across a broad range of networking equipment. Many OEMs recognize they can obtain highly complex, broadband communications technology "off the shelf" from companies such as PMC-Sierra rather than dedicating their own resources to develop custom chips. We intend to take advantage of our customers' growing requirements to outsource more of the silicon content in their networking equipment which will allow the OEMs to reduce their development costs and improve time-to-market while differentiating their products in other ways.

Broaden our business into the Enterprise, Storage and Consumer markets:

The majority of our products are used by OEMs that sell their networking equipment to telecommunications service providers worldwide. Over the past year, however, we have been focused on directing many of our existing and newly designed products into new markets. For example, our advanced serialization/de-serialization devices are now being used in transceiver and serial backplane applications in storage area networking and enterprise networking equipment. Our lower-speed microprocessors are being designed into advanced multi-function devices as well as going into consumer applications such as personal video recorders, set-top boxes and high-definition TVs. We are working closely with some of the largest players in the enterprise and storage markets to help these customers design and develop standard semiconductor solutions that will lower their costs and improve their time to market.

Increase our presence in Asian markets:

Over the past decade, we have been developing strong relationships with our Asian customers. In 2002, just under one-third of our total revenues were generated in the Asia Pacific region. Some of our largest customers in Japan and Korea include Fujitsu, Ricoh, NEC, Samsung and LG Electronics. In addition, we are gaining new customers, many of which are located in the People's Republic of China, such as ZTE, Huawei Technologies, Fiberhome Telecommunciation Technologies, and Alcatel Shanghai Bell. These customers are broadening their product offerings to meet the growing network infrastructure requirements in China and other Asian markets. To improve our customer service and penetration into this region, we appointed a new vice president to head our Asia Pacific sales and support team, headquartered in Shanghai. PMC-Sierra plans to continue increasing the number of sales/marketing personnel in our Asia Pacific operations and to add new distribution capabilities in the regional markets.

Provide first-class products, customer service and technical support:

We work very closely with our customers to ensure they get the best service and technical support required to assist them with their development efforts. As the marketplace for telecommunications equipment suppliers slowly consolidates, we believe our largest customers and their products will take an increasing percentage of the overall market in their areas of expertise. Customers such as Cisco, Hewlett Packard, Lucent, Nortel, Alcatel, Samsung, Fujitsu, Ricoh, ZTE, Huawei and Juniper are aligning their design and manufacturing operations with key suppliers like PMC-Sierra.


SALES, MARKETING AND DISTRIBUTION

Our sales and marketing strategy is to have our products designed into our customers' equipment by developing superior products for which we provide premium service and technical support. We maintain close working relationships with many of our customers. Our marketing team is focused on developing new products that meet the needs of our customers in our target markets. We are often involved in the early stages of design concerning our customers' plans for new equipment. This helps us determine if our existing products can be used in their new equipment or if new devices need to be considered for the application. To assist us in our planning process, we are in regular contact with our largest customers to discuss industry trends, emerging standards and their new product requirements.

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

We sell our products both directly and through distributors and independent manufacturers' representatives. In 2002, approximately 36% of our orders were shipped through our distributors; approximately 45% were sent by us directly to contract manufacturers selected by OEMs; and the balance were sent directly to our OEM customers.

Our largest distributor is Memec Group Holdings Ltd. which represents our products worldwide (excluding Japan, Israel, Taiwan and Australia). Many of our customers are seeking to reduce supply chain costs and are requesting that we ship more of our products directly to the contract manufacturers they have selected. Based on this trend, we expect that over time our largest customers will require that we ship a higher percentage of their orders directly to contract manufacturers and a lower percentage will be shipped through our distributors.

A summary of our domestic and international net revenues and long-lived assets is presented in Note 13 to the Consolidated Financial Statements in Item 8. More than half of our net revenues were generated in the United States in each of the three years ended December 31, 2002.

For a discussion of risks we face due to our international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That You Should Consider Before Investing in PMC-Sierra" in
Item 7.

Cisco Systems and Hewlett-Packard each represented more than 10% of our 2002 revenues based on total sales to end customers through distributors, contract manufacturers or direct sales. Our sales outside of the United States accounted for 45% of total revenue in 2002, 42% in 2001, and 38% in 2000.


MANUFACTURING

We are a fabless company, meaning we do not own or operate foundries for the production of silicon wafers from which our products our made. Instead, we use independent foundries and chip assemblers for the manufacture of our products.

Typically, the manufacture of our chips requires 12-16 weeks. We refer to this as our lead-time. Based on this lead-time, our team of production planners will initiate a purchase order with an independent foundry to fabricate the required wafers. The wafers once fabricated must be probed, or inspected, to determine usable from unusable chip parts, referred to as die, on the wafer. The wafers are sent to an outside assembly house where they are cut and the good die are in turn packaged into chips. The chips are then run through various electrical and visual tests before delivery to the customer. With most of our products, we have the option to probe the wafers or test the final chips in-house or subcontract the probing or testing to independent subcontractors.

We receive more than 90% of the silicon wafers from which we derive our products from Chartered Semiconductor Manufacturing Ltd. ("Chartered"), Taiwan Semiconductor Manufacturing Corporation ("TSMC"), and IBM. These independent foundries produce our networking products at feature sizes down to 0.13 micron. By using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing, development and testing of new products. In addition, we avoid much of the fixed capital and operating costs associated with owning and operating fabrication or chip assembly facilities.

We have supply agreements with both Chartered and TSMC. We have made deposits to secure access to wafer fabrication capacity under both of these agreements. At December 31, 2002 and 2001, we had $22 million in deposits with these companies. Under these agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements but we are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms.

Wafers supplied by outside foundries must meet our incoming quality and test standards. We conduct a portion of our test operations on advanced mixed signal and digital test equipment in our Burnaby facility. The remainder of our testing is performed predominantly by independent U.S. and Asian companies.

RESEARCH AND DEVELOPMENT

Our current research and development efforts are targeted at integrating multiple channels or functions on single chips, broadening the number of products we provide to address varying protocols and networking functions, and increasing the speeds at which our chips operate.

At the end of fiscal 2002, we had design centers in the United States (California, Oregon, Maryland, and Pennsylvania), Canada (British Columbia, Saskatchewan, Manitoba, Ontario and Quebec), Ireland, and India. On January 16, 2003, we announced a corporate restructuring to further reduce our operating expenses. As a result of this restructuring, we will be closing our design centers in Maryland, Ireland and India during 2003.

We spent $137.7 million in 2002, $201.1 million in 2001, and $178.8 million in 2000 on research and development.

In 2000, we also expensed $38.2 million of in process research and development, $31.5 million of which related to the acquisition of Malleable Technologies and $6.7 million of which related to the acquisition of Datum Telegraphic.


BACKLOG

We sell primarily pursuant to standard purchase orders. Our customers frequently revise the quantity actually purchased and the shipment schedules to reflect changes in their needs. We believe orders placed for delivery in excess of six months are not firm orders. As of December 31, 2002, our backlog of products scheduled for shipment within six months totaled $36.6 million. Unless our customers cancel or defer to a subsequent year a portion of this backlog, we expect this entire backlog to be filled in 2003. Our backlog of products as of December 31, 2001 for shipment within six months totaled $35.7 million.

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

   o        addresses the required protocols,

   o        interfaces easily with other components in a design,

   o        meets power usage requirements, and

   o        is priced competitively.

OEMs are becoming more price conscious than in the past as a result of the downturn in the telecommunications industry, and as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in OEM equipment. We have also experienced aggressive price competition from competitors that are seeking to enter into the markets in which we participate. These circumstances may make some of our products less competitive, and we may be forced to decrease our prices significantly to win a design.

In addition to price, OEMs will also consider the quality of the supplier when determining which component to include in a design. Many of our customers will consider the breadth and depth of the supplier's technology, as using one supplier for a broad range of technologies can often simplify and accelerate the design of next generation equipment. OEMs will also consider a supplier's design execution reputation, as many OEMs design their next generation equipment concurrently with the component design. As well, consideration is given to whether the OEM has pre-qualified the supplier, as this ensures that components made by that supplier will meet the OEM's quality standards.

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

Other competitors include major domestic and international semiconductor companies, such as Agilent, Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, Motorola, Nortel Networks and Texas Instruments. These companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate.

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

We are also expanding into some markets, such as the storage and wireless infrastructure and generic microprocessor markets, that have established incumbents with substantial financial and other resources. Some of these incumbents derive a majority of their earnings from these markets. We expect a strong increase in competition in these markets.

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have been awarded 137 U.S. and 63 foreign patents for circuit designs and other innovations used in the design and architecture of our products. In addition, we have 102 patent applications pending in the U.S. Patent and Trademark office, and 8 patent applications pending in other countries. Our patents expire typically 20 years from the patent application date if accepted, with our existing patents expiring between 2010 and 2021.

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

To protect  our other  intellectual  property  we rely on mask work  protection,
trademarks,   copyrights,   trade   secret  laws,   employee   and   third-party
nondisclosure agreements, and licensing arrangements.

Our only material license is the MIPS microprocessor architecture license from MIPS Technologies Inc., on which our microprocessor-based products are based. While the desktop microprocessor market is dominated by the Intel Corporation's "x86" complex instruction set computing, or CISC, architecture, several microprocessor architectures have emerged for other microprocessor markets. Because of their higher performance and smaller space requirements, most of the competing architectures, like the MIPS architecture, are reduced instruction set computing, or RISC architectures. The MIPS architecture is widely supported through semiconductor design software, operating systems and companion integrated circuits. Because this license is the architecture behind our microprocessors, we must be able to retain the MIPS license in order to produce our follow-on microprocessor products.

PMC and its logo are our registered trademarks and service marks. We own other trademarks and service marks not appearing in this Annual Report. Any other trademarks used in this Annual Report are owned by other entities.


EMPLOYEES

As of December 31, 2002, we had 1,099 employees, including 679 in Research and Development, 118 in Production and Quality Assurance, 203 in Marketing and Sales and 99 in Administration. In January 2003, we announced a restructuring which we expect to reduce our headcount to 924 employees. Our employees are not represented by a collective bargaining agreement and we have never experienced any related work stoppage. We believe our employee relations are good.



ITEM 2.  Properties.

PMC leases or owns properties in twenty-seven locations worldwide. Approximately 45% of the space leased by PMC was unoccupied at December 31, 2002. We are actively trying to sublease or negotiate our exit from these excess facilities.

We lease a total of 431,000 square feet in four separate buildings in Santa Clara, California, to house the majority of our US design, engineering, product test, sales and marketing operations.

Our Canadian operations are located in Burnaby, British Columbia where we lease 241,000 square feet of office space in five separate buildings. These locations support a significant portion of our product development, manufacturing, marketing, sales and test activities. We also operate ten additional research & development centers: four in Canada, three in the US, two in Ireland and one in India.

We have fourteen sales offices worldwide, with locations in Europe, Asia, and North America.

All of our offices are in leased premises. We also own two buildings on approximately 19 acres of land near our Canadian headquarters in Burnaby. The property was purchased as a development site and is being held with the eventual potential of building our own facility to replace our existing leased Burnaby premises.

In January 2003, we announced our intention to close four of our research and development sites located in the US, Ireland and India. We will also close five of our sales offices located in the US and Europe.


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

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Stock Price Information. Our common stock trades on the Nasdaq National Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the Nasdaq National Market:

2001                                                     High         Low


First Quarter....................................     $ 105.94     $ 24.74
Second Quarter...................................        44.81       19.12
Third Quarter....................................        36.87       10.05
Fourth Quarter...................................        29.24        9.87

2002                                                     High         Low


First Quarter....................................     $  25.98     $ 14.61
Second Quarter...................................        18.05        8.91
Third Quarter....................................        10.46        3.88
Fourth Quarter...................................         8.85        2.72



To maintain consistency, the information provided above is based on calendar quarter ends rather than fiscal quarter ends. As of March 11, 2003, there were approximately 1,726 holders of record of our Common Stock.

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  Selected Financial Data

                                                                                          Year Ended December 31, (1)
                                                                                   (in thousands, except for per share data)
                                                                    ----------------------------------------------------------------
                                                                        2002(2)     2001(3)      2000         1999        1998
STATEMENT OF OPERATIONS DATA:
Net revenues                                                           $ 218,093   $ 322,738   $   694,684   $ 295,768   $ 174,288
Cost of revenues                                                          89,542     137,262       166,161      73,439      45,290
Gross profit                                                             128,551     185,476       528,523     222,329     128,998
Research and development                                                 137,734     201,087       178,806      83,676      50,890
Marketing, general and administrative                                     63,419      90,302       100,589      52,301      33,842
Amortization of deferred stock compensation
  Research and development                                                 2,645      32,506        32,258       3,738       1,329
  Marketing, general and administrative                                      168       8,678         4,006       1,383         140
Impairment of property and equipment                                       1,824           -             -           -           -
Restructuring costs and other special charges                                  -     195,186             -           -           -
Impairment of goodwill and purchased intangible assets                         -     269,827             -           -       4,311
Amortization of goodwill                                                       -      44,010        36,397       1,912         915
Costs of merger                                                                -           -        37,974         866           -
Acquisition of in process research and development                             -           -        38,200           -      39,176
Income (loss) from operations                                            (77,239)   (656,120)      100,293      78,453      (1,605)
Gain (loss) on investments                                               (11,579)    (14,591)       58,491      26,800           -
Provision for (recovery of) income taxes                                 (18,858)    (17,763)      102,412      41,346      22,997
Net income (loss)                                                        (65,007)   (639,054)       75,298      71,829     (21,699)

Net income (loss) per share - basic:  (4)                              $   (0.38)  $   (3.80)  $      0.46   $    0.49   $   (0.16)
Net income (loss) per share - diluted: (4)                             $   (0.38)  $   (3.80)  $      0.41   $    0.45   $   (0.16)


Shares used in per share calculation - basic                             170,107     167,967       162,377     146,818     137,750
Shares used in per share calculation - diluted                           170,107     167,967       181,891     160,523     137,750



BALANCE SHEET DATA:                                                                       As of December 31, (1)
                                                                                              (in thousands)
                                                                    ----------------------------------------------------------------

Working capital                                                        $ 229,021   $ 214,471   $   340,986   $ 191,019   $  83,039
Cash, cash equivalents, short-term investments, and restricted cash      416,659     410,729       375,116     214,265     100,578
Long-term investment in bonds and notes                                  148,894     171,025             -           -           -
Total assets                                                             728,716     855,341     1,126,090     388,750     225,303
Long-term debt (including current portion)                               275,000     275,470         2,333       9,198      16,807
Stockholders' equity                                                     198,639     272,227       851,318     224,842     119,225



(1) The Company's fiscal year ends on the last Sunday of the calendar year. December 31 has been used as the fiscal year end for ease of presentation.

(2) Results for the year ended December 31, 2002 include a $4.0 million allowance for inventories in excess of twelve-month demand recorded in cost of revenues and a $15.3 million charge for impairment of other investments recorded in gain (loss) on investments. In accordance with the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", we ceased amortizing goodwill at the beginning of 2002, thereby eliminating amortization expense of approximately $2 million. See
     Note 1 of the Consolidated Financial Statements.

(3) Results for the year ended December 31, 2001 include a $20.7 million allowance for inventories in excess of twelve-month demand recorded in cost of revenues and a $17.5 million charge for impairment of other investments recorded in gain (loss) on investments.

(4) Reflects two 2-for-1 stock splits, in the form of 100% stock dividends, effective May 1999 and February 2000.

Quarterly Comparisons

The following tables set forth the consolidated statements of operations for each of the Company's last eight quarters. This quarterly information is derived from unaudited interim financial statements and has been prepared on the same basis as the annual Consolidated Financial Statements. In management's opinion, this quarterly information reflects all adjustments necessary for fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                Quarterly Data
                    (in thousands except for per share data)

                                                       Year Ended December 31, 2002                Year Ended December 31, 2001
                                              ------------------------------------------ -------------------------------------------
                                               Fourth (1)   Third     Second     First    Fourth (2)   Third    Second (3) First (4)
STATEMENT OF OPERATIONS DATA:

Net revenues                                   $ 52,556   $ 59,584  $ 54,511   $ 51,442   $ 47,157   $ 61,556   $ 94,130  $ 119,895
Cost of revenues                                 24,996     23,229    20,774     20,543     26,142     24,359     48,834     37,927
Gross profit                                     27,560     36,355    33,737     30,899     21,015     37,197     45,296     81,968
Research and development                         33,085     33,977    34,438     36,234     41,145     48,705     53,769     57,468
Marketing, general and administrative            13,827     16,030    16,451     17,111     18,445     22,697     24,067     25,093
Amortization of deferred stock compensation:
  Research and development                          507        453       764        921      1,130      1,386      2,090     27,900
  Marketing, general and administrative              18         23        61         66      7,480        254        425        519
Impairment of property and equipment              1,824          -         -          -          -          -          -          -
Restructuring costs and other special charges         -          -         -          -    175,286          -          -     19,900
Impairment of goodwill and purchased
 intangible assets                                    -          -         -          -     80,785          -    189,042          -
Amortization of goodwill                              -          -         -          -      2,392      5,996     17,811     17,811
Income (loss) from operations                   (21,701)   (14,128)  (17,977)   (23,433)  (305,648)   (41,841)  (241,908)   (66,723)
Gain (loss) on investments                      (14,714)        71       619      2,445    (14,992)         -          -        401
Provision for (recovery of) income taxes         (5,105)    (3,438)   (4,428)    (5,887)   (10,922)    (4,733)    (4,179)     2,071
Net income (loss)                              $(30,491)  $ (9,245) $(11,591)  $(13,680) $(308,028)  $(34,455) $(233,045)  $(63,526)


Net income (loss) per share - basic            $  (0.18)  $  (0.05) $  (0.07)  $  (0.08)  $  (1.82)  $  (0.20)  $  (1.39)  $  (0.38)
Net income (loss) per share - diluted          $  (0.18)  $  (0.05) $  (0.07)  $  (0.08)  $  (1.82)  $  (0.20)  $  (1.39)  $  (0.38)

Shares used in per share calculation - basic    170,594    170,525   169,798    169,513    168,874    168,389    167,817    166,786
Shares used in per share calculation - diluted  170,594    170,525   169,798    169,513    168,874    168,389    167,817    166,786



(1) Results include a $4.0 million allowance for inventories in excess of twelve-month demand recorded in cost of revenues and a charge of $15.3 million for impairment of other investments recorded in gain (loss) on investments.

(2) Results include a $6.5 million allowance for inventories in excess of twelve-month demand recorded in cost of revenues and a charge of $17.5 million for impairment of other investments recorded in gain (loss) on investments.

(3) Results include a $12.1 million allowance for inventories in excess of twelve-month demand recorded in cost of revenues.

(4) Results include a $2.1 million allowance for inventories in excess of twelve-month demand recorded in cost of revenues.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.


Net Revenues ($000,000)

                               2002      Change     2001       Change     2000
--------------------------------------------------------------------------------

Networking products          $ 212.7      (29%)    $ 300.2      (55%)    $ 665.7

Non-networking  products     $   5.4      (76%)    $  22.5      (22%)    $  29.0

Total net revenues           $ 218.1      (32%)    $ 322.7      (54%)    $ 694.7




Net revenues for 2002 decreased by $104.6 million, or 32%, from net revenues in 2001, which decreased by $372.0 million, or 54%, from net revenues in 2000.

         Networking

In 2001 and 2002, our net revenues were impacted by several factors:

   o     weakness in the US and global economies

   o     depressed   spending   levels  by   telecommunications   companies  and
         enterprises   that  incorporate  our  products  into  their  networking
         equipment

   o     excess inventory levels at OEM's

Prior to the onset of these adverse market conditions, our customers had accumulated significant inventories of our products in anticipation of rapid networking equipment sales growth. In 2001, rather than grow, the market for our customers' products contracted, causing a sharp decline in the demand for our products. Consequently, our networking revenues declined $87.5 million, or 29% in 2002 from 2001 and declined $365.5 million, or 55%, in 2001 from 2000. The lower demand of our products in 2002 was not as severe as the decline in 2001 from 2000, as our customers consumed a portion of the excess inventories of our products they held.

The majority of the revenue decline resulted from reduced volume shipments of our parts, however price reductions for high volume products also reduced revenues by 4% and 5% in 2002 and 2001 respectively.

         Non-networking

Non-networking revenues declined $17.1 million, or 76%, in 2002 and $6.5 million, or 22%, in 2001 due to decreased unit sales to our principal customer in this segment. This product reached the end of its life after the first quarter of 2002, with only insignificant revenues thereafter.

Gross Profit ($000,000)


                                             2002      Change      2001      Change      2000
-------------------------------------------------------------------------------------------------
Networking products                         $ 126.2      (28%)    $ 176.1      (66%)    $ 515.7
   Percentage of networking revenues            59%                   59%                   77%

Non-networking products                     $   2.3      (76%)    $   9.4      (27%)    $  12.8
   Percentage of non-networking revenues        43%                   42%                   44%

Total gross profit                          $ 128.5      (31%)    $ 185.5      (65%)    $ 528.5
   Percentage of net revenues                   59%                   57%                   76%


Total gross profit for 2002 decreased by $57.0 million, or 31%, from gross profit in 2001, which decreased by $343.0 million, or 65%, from gross profit in 2000.

         Networking

Our networking gross profit for 2002 decreased by $49.9 million from 2001. The decrease in networking gross profit related primarily to lower sales volume in 2002 compared to 2001 partially offset by a lower write-down of excess inventory of $4.0 million in 2002 compared with a $20.7 million write-down of excess inventory in 2001.

Our networking gross profit for 2001 decreased by $339.6 million from 2000. Excluding the $20.7 million write-down of excess inventory in 2001, the decrease in networking gross profit in 2001 related primarily to the reduced sales volume.

While networking gross profit as a percentage of networking revenues remained constant at 59% for 2002 and 2001, the following factors impacted the margin in 2002:

   o a write-down of excess inventory in 2002 was $16.7 million lower than a similar write-down in 2001, increasing gross profit by 8 percentage points,

   o reduced shipment volumes resulted in manufacturing costs being spread over fewer units resulting in lowering gross margin by 5 percentage points, despite reducing manufacturing costs by $3.9 million.

   o a shift in mix from the higher margin networking products to those sold into higher volume lower margin applications further reduced gross profit by 3 percentage points.

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

         Non-networking

Non-networking gross profit for both 2002 and 2001 decreased as a result of declining sales volume. This product reached the end of its life in 2002.

Other Costs and Expenses ($000,000)

                                                            2002      Change      2001      Change      2000
--------------------------------------------------------------------------------------------------------------
Research and development                                  $ 137.7      (32%)    $ 201.1       12%     $ 178.8
Percentage of net revenues                                    63%                   62%                   26%

Marketing, general and administrative                     $  63.4      (30%)    $  90.3      (10%)    $ 100.6
Percentage of net revenues                                    29%                   28%                   14%

Amortization of deferred stock compensation:
 Research and development                                 $   2.6      (92%)    $  32.5        1%     $  32.3
 Marketing, general and administrative                        0.2      (98%)        8.7      118%         4.0
                                                        ------------------------------------------------------
                                                          $   2.8      (93%)    $  41.2       13%     $  36.3
Percentage of net revenues                                     1%                   13%                    5%

Impairment of property and equipment                      $   1.8                     -                     -
Percentage of net revenues                                     1%                     -                     -

Restructuring costs and other special charges                   -               $ 195.2                     -
Percentage of net revenues                                      -                   60%                     -

Impairment of goodwill and purchased intangible assets          -               $ 269.8                     -
Percentage of net revenues                                      -                   84%                     -

Amortization of goodwill                                        -               $  44.0               $  36.4
Percentage of net revenues                                      -                   14%                    5%

Costs of merger                                                 -                     -               $  38.0
Percentage of net revenues                                      -                     -                    5%

In process research and development                             -                     -               $  38.2
Percentage of net revenues                                      -                     -                    5%



         Research and Development Expenses

Our research and development, or R&D, expenses decreased $63.4 million, or 32%, in 2002 compared to 2001 due to the Company's restructuring and cost reduction programs implemented in the first and fourth quarters of 2001. As a result of these programs, we reduced our R&D personnel and related costs by $34.0 million and other R&D expenses by $29.4 million compared to 2001.

Our R&D expenses for 2001 were $22.3 million, or 12%, higher than 2000 as the effect of increased hiring and expansion of development programs and costs during 2000 was only partially offset by the restructuring and cost reduction programs implemented in 2001. We reduced our R&D personnel by 34% by the end of 2001 from the end of 2000 but because we made substantial additions to our personnel and tools during the latter part of 2000 and because we realized less than 3 months' savings from our fourth-quarter restructuring, our R&D personnel and related costs for 2001 exceeded 2000 by $7.2 million and our tools and equipment costs for 2001 exceeded 2000 by $11.8 million.

Acquisitions that we completed during 2000 and accounted for under the purchase method increased our 2001 R&D expenses by $4.2 million compared to 2000.

         Marketing, General and Administrative Expenses

Our marketing, general and administrative, or MG&A, expenses decreased by $26.9 million, or 30%, in 2002 compared to 2001. Of this decrease, $4.2 million was attributable to lower variable sales commissions as a result of lower revenues. The remainder was attributable to the restructuring and cost reduction programs implemented in 2001, which reduced our MG&A personnel and related costs by $9.7 million and other MG&A expenses by $13.0 million compared to 2001.

Our MG&A expenses decreased by $10.3 million, or 10%, in 2001 compared to 2000 due primarily to a $12.0 million reduction in sales commissions resulting from the decline in our revenues. The restructuring programs implemented in 2001 reduced our MG&A personnel by 30% from the end of 2000, but due to growth in the latter part of 2000 resulted in only a 3% year-over-year decrease in our MG&A personnel costs. This decrease in personnel costs combined with the decrease in recruitment costs resulting from less hiring activity in 2001 was more than offset by increases in the cost of facilities due to the prior year's expansion.

Acquisitions that we completed during 2000 and accounted for under the purchase method increased our 2001 MG&A expenses by $1.2 million compared to 2000.

         Amortization of Deferred Stock Compensation

We recorded a non-cash charge of $2.8 million for amortization of deferred stock compensation in 2002 compared to a non-cash charge of $41.2 million in 2001 and $36.3 million in 2000.

Deferred stock compensation charges decreased by $38.4 million in 2002 compared to 2001 because we accelerated vesting for certain employees terminated as part of our 2001 restructurings. This acceleration of vesting also resulted in higher charges in 2001 compared to 2000.

         Impairment of Property and Equipment

In 2002, we recorded an impairment charge of $1.8 million reflecting a reduction in the estimated fair value of a product tester. This equipment was removed from service because lower manufacturing and product development volumes resulted in excess product tester capacity.

There were no impairments of property and equipment in 2001 or 2000, other than those assets impaired as a result of our 2001 restructurings as described below.

         Restructuring Costs and other Special Charges

On January 16, 2003, we announced that we are undertaking a further corporate restructuring to further reduce our operating expenses. The restructuring plan includes the termination of approximately 175 employees and the closure of design centers in Maryland, Ireland and India. We expect that we will record a restructuring charge for workforce reduction, facility lease costs and related asset impairments as these liabilities will be incurred in the first and second quarters of 2003.

During the year, we paid out $27.5 million in connection with October 2001 restructuring activities. See "Critical Accounting Policies and Significant Estimates".

Cash payments made in 2002 for restructuring activities related to the March 2001 restructuring plan were $2.7 million.

We did not have any additional restructurings in 2002. During 2002, we did not have any changes in estimates related to 2001 restructurings that affected the Statement of Operations.

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

The following summarizes the activity in the October 2001 restructuring liability:

                                                                                Write-down of
                                                         Facility Lease       Software Licenses
                                                              and                    and
                                          Workforce     Contract Settlement      Property and
(in thousands)                            Reduction          Costs              Equipment, Net       Total
-------------------------------------------------------------------------------------------------------------
Total charge - October 18, 2001          $  12,435       $  150,610              $   12,241        $ 175,286
Noncash charges                                  -                -                 (12,241)         (12,241)
Cash payments                               (5,651)            (400)                      -           (6,051)
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                 6,784          150,210                       -          156,994
Adjustments                                 (3,465)           3,465                       -                -
Cash payments                               (3,319)         (24,176)                      -          (27,495)
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                     -          129,499                       -          129,499
                                       ======================================================================


We have completed the restructuring activities contemplated in the October 2001 plan, but have not yet disposed of all of our surplus leased facilities. Upon the final disposition of our surplus leased facilities, we expect to achieve annualized savings of approximately $67.6 million in cost of revenues and operating expenses based on the expenditure levels at the time of this restructuring.

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

The following summarizes the activity in the March 2001 restructuring liability:

                                                       Facility Lease        Write-down of
                                                            and                Property
                                       Workforce      Contract Settlement        and
(in thousands)                         Reduction           Costs             Equipment, Net      Total
-----------------------------------------------------------------------------------------------------------
Total charge - March 26, 2001          $   9,367       $    6,545            $    3,988       $  19,900
Noncash charges                                -                -                (3,988)         (3,988)
Cash payments                             (7,791)          (3,917)                    -         (11,708)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001               1,576            2,628                     -           4,204
                                     ======================================================================


We completed the restructuring activities contemplated in the March 2001 plan by June 30, 2002 and achieved annualized savings of approximately $28.2 million in cost of revenues and operating expenses based on the expenditure levels at the time of this restructuring.

During the first six months of fiscal 2002, we made cash payments of $2.8 million in connection with the March restructuring. The remaining restructuring liability of $1.4 million at June 30, 2002 related primarily to facility lease payments, net of estimated sublease revenues, and was classified as accrued liabilities on the balance sheet. We do not expect this restructuring to have any impact on our Statement of Operations in the future.

         Amortization of Goodwill and Impairment of Goodwill and Purchased Intangibles

We adopted the Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" on a prospective basis at the beginning of 2002 and stopped amortizing goodwill in accordance with the provisions of SFAS 142. The impact of not amortizing goodwill on the net income and net income per share for 2001 and 2000 is provided in Note 1 to the Consolidated Financial Statements.

In conjunction with the implementation of SFAS 142, we completed the transitional impairment test as of the beginning of 2002 and determined that a transitional impairment charge would not be required. We also completed our annual impairment test in December 2002 and determined that there was no impairment of goodwill.

Amortization of goodwill increased to $44.0 million in 2001 from $36.4 million in 2000 primarily as a result of the goodwill recorded in connection with the Malleable and Datum acquisitions, which were completed in mid 2000.

During the second quarter of 2001, we discontinued further development of the technology acquired in the purchase of Malleable. We did not expect to have any future cash flows related to the Malleable assets and had no alternative use for the technology. Accordingly, we recorded an impairment charge of $189.0 million, equal to the remaining net book value of goodwill and intangible assets related to Malleable. As a result, there was no remaining Malleable goodwill or intangibles to amortize in the second half of 2001.

In the fourth quarter of 2001, due to a continued decline in current market conditions and a delay in the introduction of certain products to the market, we completed an assessment of the future revenue potential and estimated costs associated with all acquired technologies. As a result of this review, we recorded an impairment charge of $79.3 million related to the acquired goodwill and intangibles recognized in the purchase of Datum. The impairment charge was calculated by the excess of the carrying value of assets over the present value of estimated future cash flow related to these assets. The impairment charge reduced the amounts subject to amortization for the remainder of 2001.

         Costs of Merger

We did not make any pooling acquisitions, and therefore did not incur any merger costs in 2002 or 2001. The $38.0 million of merger costs that were incurred in 2000 related to five pooling acquisitions and consisted primarily of investment banking and other professional fees.

         In Process Research and Development ("IPR&D")

We did not make any acquisitions that were accounted for using the purchase method in 2002 or 2001, and therefore did not incur any IPR&D charges in either of those years.

The $38.2 million expensed to in process research and development in 2000 arose from the acquisitions of Malleable and Datum.

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

These forecasted cash flows were then discounted based on rates derived from our weighted average cost of capital, weighted average return on assets and venture capital rates of return adjusted upward to reflect additional risks inherent in the development life cycle. The risk adjusted discount rates used involved consideration of the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. After considering these factors, we determined risk adjusted discount rates of 35% for Malleable and 30% for Datum.

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

Development of the chip incorporating the technology acquired from Datum was completed in the fourth quarter of 2000 and the costs incurred to that date were in line with our initial expectations. Since then, we have completed the required firmware related to this chip and have extended development of the Datum technology to a follow-on product. The general economic slowdown has delayed our customers' introduction of the third generation base stations into which we had expected the Datum technology to be incorporated. It is currently uncertain when the Datum products will begin to generate significant revenues.

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


Interest and Other Income, Net ($ 000,000)

                                   2002    Change     2001     Change     2000
--------------------------------------------------------------------------------

Interest and other income, net    $ 5.0     (64%)    $ 13.9     (26%)    $ 18.9
Percentage of net revenues           2%                  4%                  3%


Net interest and other income declined in 2002 by $8.9 million, or 64%.

Excluding interest expense and the amortization of debt financing costs, interest and other income for 2002 was $17.1 million as compared to $19.0 million in 2001. While our interest income declined by approximately $5.5 million as a result of a decline of average yields on our cash, short term and long term investments, this decline was partially offset by an additional $3.6 million in interest income from an overall increase in our average cash balances.

Our interest expense and amortization of our debt issuance costs increased to $12.1 million in 2002, from $5.0 million in 2001, because our convertible subordinated notes were outstanding for the entire year of 2002 compared to less than five months in 2001.

Our net interest income decreased to $13.9 million in 2001 from $18.9 million in 2000. While our interest income declined by approximately $3.2 million as a result of a decline of average yields on our cash, short term and long term investments, this decline was offset by an additional $3.0 million in interest income from an overall increase in our cash balances. Interest expense increased by $3.6 million and we incurred $0.6 million in amortized debt issuance costs in 2001 compared to 2000 due to the issuance of our convertible subordinated notes in August 2001. Other income in 2000 included income from an equity interest in another company of $0.6 million.

Gain (Loss) on Investments ($000,000)


                                 2002     Change     2001     Change      2000
--------------------------------------------------------------------------------

Gain (loss) on investments     $ (11.6)     21%     $ (14.6)   (125%)     $ 58.5
Percentage of net revenues         (5%)                 (5%)                  8%



We reported a net loss on investments of $11.6 million in 2002, $14.6 million in 2001 and a gain on investments of $58.5 million in 2000.

In 2002, we recorded a $3.7 million gain on the sale of a portion of our investment in Sierra Wireless, Inc., a public company, as well as other investments. This gain was offset by a $15.3 million charge to recognize the impairment of our investments in non-public entities. See "Critical Accounting Policies and Significant Estimates".

In 2001, we recorded a $2.9 million gain on the sale of a portion of our investment in Sierra Wireless, as well as other investments. This gain was offset by a $17.5 million charge to recognize the impairment of our investments in non-public entities. See "Critical Accounting Policies and Significant Estimates".

In 2000, gains of $54.4 million and $4.1 million resulted from the sale of a portion of our investment in Sierra Wireless and our investment in Cypress Semiconductor, Inc., respectively. Our investment in Cypress Semiconductor was received through its acquisition of IC Works, a company in which we had invested.


Provision for Income Taxes.

Our annual effective tax rate for the year ended December 31, 2002 was a recovery of 22.5%. Excluding the effects of non-deductible amortization of purchased intangibles and deferred stock compensation, and incremental taxes on foreign earnings, the effective income tax rate for 2001 was a recovery of 24.1% compared to the statutory tax rate of 35%. Our effective tax rate was lower than the statutory rate as a result of a valuation allowance provided on deferred tax assets, where timing of realization is uncertain.

Our annual effective tax rate for the year ended December 31, 2001 was a recovery of 2.7%. Excluding the effects of non-deductible goodwill, deferred stock compensation amortization, impairment of purchased intangibles, and incremental taxes on foreign earnings, the effective income tax rate for 2001 was a recovery of 21.7% compared to the statutory tax rate of 35%. Our effective tax rate was lower than the statutory rate for the same reason as in 2002. Our annual effective tax rate for the year ended December 31, 2000 was an expense of 57.6% compared to a statutory tax rate of 35%. Our increased effective tax rate primarily reflects the higher provision for income taxes for our Canadian subsidiary and the non-tax deductible charges for in process research and development, goodwill amortization, deferred stock compensation and acquisition costs related to acquisitions completed during the year. These factors were partially offset by the utilization of tax losses and other deferred tax assets for which benefits were previously not recognized.

See Note 12 to the Consolidated Financial Statements for additional information regarding income taxes.

         Recently issued accounting standards.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146 (SFAS 146), "Accounting for Costs
Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan. As SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002, the adoption of this statement will not impact our financial statements for 2002, but will affect the accounting for any restructurings initiated after 2002. In January 2003, we announced a third restructuring plan, the costs of which will be accounted for in accordance with SFAS 146.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. We adopted the disclosure requirements and are currently evaluating the effects of the recognition provisions of FIN 45; however, we do not expect that the adoption will have a material impact on our results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted SFAS 148 for our 2002 fiscal year end. Adoption of this statement has affected the location of this disclosure within our Consolidated Financial Statements, but will not impact our results of operation or financial position unless we change to the fair value method of accounting for stock-based employee compensation.

Critical Accounting Estimates

         General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported by us of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are reasonable in the circumstances. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of PMC's Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements. In management's opinion the following critical accounting policies require the most significant judgment and involve complex estimation. We also have other policies that we consider to be key accounting policies, such as our policies of revenue recognition, including the deferral of revenues on sales to major distributors; however these policies do not meet the definition of critical accounting estimates as they do not generally require us to make estimates or judgments that are difficult or subjective.

         Restructuring charges  - Facilities

In calculating the cost to dispose of our excess facilities we had to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs for the affected facilities, and the timing and rate at which we might be able to sublease each site. To form our estimates for these costs we performed an assessment of the affected facilities and considered the current market conditions for each site.

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans, which was approximately 53% of the estimated total future operating cost and lease obligation for those sites. As at the end of 2002, the remaining restructuring accrual is 50% of the estimated total future operating costs and lease obligations for the remaining sites. To the best of our knowledge, this estimate remains sufficient to cover anticipated settlement costs. However, our assumptions on either the lease termination payments, operating costs until terminated, or the amounts and timing of offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates.

         Inventory

We periodically compare our inventory levels to sales forecasts for the future twelve months on a part-by-part basis and record a charge for inventory on hand in excess of the estimated twelve-month demand. In 2002, our inventory of networking products exceeded estimated 12-month demand by $4 million and we recorded a charge of that amount. If future demand for our products continues to decline, we may have to take an additional write-down of inventory.

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

         Investment in Non-Public Entities

We have invested in non-public companies and in venture capital funds, which we review periodically to determine if there has been a non-temporary decline in the market value of those investments below our carrying value. Our assessment of impairment in carrying value is based on the market value trends of similar public companies, the current business performance of the entities in which we have invested, and if available, the estimated future market potential of the companies and venture funds. We recorded an impairment of our investments in non-public entities of $15.3 million in the fourth quarter of 2002. When we perform future assessments of these investments, a further decline in the value of these companies and venture funds may require us to recognize additional impairment on the remaining $7.1 million investment.

         Valuation  of  Long-Lived  Assets  Including   Goodwill  and  Purchased
         Intangible Assets

We review property and equipment, goodwill and purchased intangible assets for impairment on an annual basis and between annual tests when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Such events may include a change in business strategy, significant declines in our sales forecast or prolonged negative industry or economic trends.

Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. For long-lived assets, an impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. For goodwill, an impairment loss will be recorded to the extent than the carrying value of the goodwill exceeds its implied fair value.

In 2002, we recorded an impairment charge of $1.8 million reflecting the reduction in fair value of a product tester. We did not identify any impairment to goodwill or purchased intangibles during our annual assessment in 2002.


Business Outlook

Our annual networking revenues are impacted by short and longer-term trends in the demand for the networking equipment that incorporate our products. Future demand for our customers' products is in turn affected by the plans of their customers. Our customers' demand for our products is also impacted by levels of inventories of our parts held by them or their supply chain partners.

In 2001 and 2002, many of our customers experienced significant declines in demand for their products, and accumulated significant inventories of our products that exceed the amounts required to meet current production levels. Consequently, the demand for our products declined in 2001 from approximately $120 million in the first quarter to approximately $47 million in the fourth quarter. Quarterly revenues during 2002 ranged from $50 million to $60 million.

Because the level of demand for the networking equipment that our customers sell depends upon global economic conditions, it is difficult to predict when end market demand for our products will improve. However, we believe that our customers may consume much of their inventories of some of our older products in 2003 and begin to purchase more of our products as their inventories become depleted.

We expect our networking revenues for the first quarter of 2003 to increase slightly from the fourth quarter of 2002. Beyond the first quarter of 2003, we anticipate revenues will vary depending on changes in the demand environment and customer component inventory levels. We do not anticipate any meaningful revenue from our non-networking products in the future as the single product in this revenue category has reached end-of-life.

We anticipate our gross margins will be in the high 50% to low 60% range in 2003 but could vary significantly depending on the volumes and mix of products sold.

Excluding the impact of any restructuring activities that are reflected in R&D and MG&A expenses, we expect these costs to decline in 2003 as compared to 2002 due to our cost cutting initiatives, including the restructuring we announced in January 2003. We anticipate that interest and other income will decline significantly in 2003 compared to 2002 because we expect to earn lower average yields on our cash balances and expect to consume cash throughout 2003 to primarily meet restructuring obligations accrued as current liabilities.


Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2002 were our cash, cash equivalents and short-term investments of $416.7 million. We also held $148.9 million of investments in bonds and notes with maturities ranging from 1 to 2.5 years. The aggregate cash and investments of $565.6 million at December 31, 2002 was $16.2 million lower than it was on December 31, 2001 and included $5.3 million of restricted cash (see note 6 to the Consolidated Financial Statements).

In 2002, we used $19.7 million of cash for operating activities, $3.1 million for purchases of property and equipment and $2.3 million, net of proceeds on sales, for other investments. We generated $9.4 million of cash through financing activities, primarily through the issuance of common stock.

We invested our portfolio of short and long term bonds and notes in corporate and US and Canadian government securities having an S&P, Moody's or equivalent rating of A or better. All of our bond and note investments mature in less than
2.5 years. We invest these capital resources primarily for preservation of capital and secondarily for yield.

We have a line of credit with a bank that allows us to borrow up to $5.3 million at the bank's alternate base rate as long as the Company maintains eligible investments with the bank in an amount equal to its drawings. At December 31, 2002 we had committed all of this facility under letters of credit as security for office leases. These letters of credit renew automatically each year and expire in 2011.

We have commitments made up of the following:

As at December 31, 2002 (in thousands)                                        Payments Due
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           After
Contractual Obligations                          Total         2003        2004         2005        2006        2007        2007

Operating Lease Obligations:
    Minimum Rental Payments                       273,329      31,839      31,470       30,628      31,964      29,166     118,262
    Estimated Operating Cost Payments              59,072       7,470       7,061        6,971       6,447       6,258      24,865
Long Term Debt:
    Principal Repayment                           275,000           -           -            -     275,000           -           -
    Interest Payments                              41,252      10,313      10,313       10,313      10,313           -           -
Purchase Obligations                                4,057       2,871       1,186            -           -           -           -
                                              -------------------------------------------------------------------------------------
                                                  652,710      52,493      50,030       47,912     323,724      35,424     143,127
                                                          =========================================================================
Venture Investment Commitments (see below)         38,103
                                              ------------
Total Contractual Cash Obligations                690,813
                                              ============


Approximately $260 million of the minimum rental payments and estimated operating costs identified in the table above relate to operating leases for vacant and excess office facilities. We are currently negotiating settlements of these leases and may incur significant related cash expenditures. We expect to expend the majority of the $129.5 million we have accrued for restructuring costs in settlement of these obligations in 2003. See Note 3 to the Consolidated Financial Statements for additional information regarding restructuring and other costs.

We participate in four professionally managed venture funds that invest in early-stage private technology companies in markets of strategic interest to us. From time to time these funds request additional capital for private placements. We have committed to invest an additional $38.1 million into these funds, which may be requested by the fund managers at any time over the next seven years.

We have not entered into any derivative contracts other than our convertible notes and through our stock option plans, and we have not entered into any synthetic leases.

We believe that existing sources of liquidity will satisfy our projected restructuring, operating, working capital, venture investing, debt interest, capital expenditure and wafer deposit requirements through the end of 2003. We expect to spend approximately $8 million on new capital additions during 2003.


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

         Our revenues have declined due to reduced demand in the markets we serve, and may decline further in 2003.

Several of our customers' clients have reported lower than expected demand for their services or products, which has resulted in poor operating results and difficulty in accessing the capital needed to build their networks or survive to profitability. Many of these companies are facing increased competition and have either filed for bankruptcy or may become insolvent in the near future.
Concurrently, many of our customers' more viable network service provider clients have accumulated significant debt loads to finance capital projects that have yet to generate significant positive cash flows. In addition, most of our customers' clients have announced a shift in forecasted expenditures on the equipment our customers sell, which may generate financial return in a shorter time horizon. This equipment to which they shift may not incorporate, or may incorporate fewer, of our products.

In response to the actual and anticipated declines in networking equipment demand, many of our customers and their contract manufacturers have undertaken initiatives to significantly reduce expenditures and excess component inventories. Many platforms in which our products are designed have been cancelled as our customers cancel or restructure product development initiatives or as venture-financed startup companies fail. Our revenues may be materially and adversely impacted in 2003 if these conditions continue or worsen.

Our customers' actions have materially and adversely impacted our revenues, reduced our visibility of future revenue streams, caused an increase in our inventory levels, and made a portion of our inventory obsolete. As most of our costs are fixed in the short term, a further reduction in demand for our products may cause a further decline in our gross and net margins.

While we believe that our customers and their contract manufacturers are consuming a portion of their inventory of PMC products, we believe that those inventories, as well as the weakened demand that our customers are experiencing for their products, may further depress our revenues and profit margins beyond 2002 (see "Business Outlook" above). We cannot accurately predict when demand for our products will strengthen or how quickly our customers will consume their inventories of our products.

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

In addition, we believe that uncertainty in our customers' end markets and our customers' increased focus on cash management has caused our customers to delay product orders and reduce delivery lead-time expectations. We expect this will increase the proportion of our revenues in future periods that will be from orders placed and fulfilled within the same period. This will decrease our ability to accurately forecast and may lead to greater fluctuations in operating results.

         We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern.

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and Hewlett Packard each accounted for more than 10% of our fiscal 2002 revenues. Both of these customers have announced order shortfalls for some of their products.

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

As a result of the industry-wide reduction in capital spending and resulting significant decrease in demand for our products, we determined that we had inventory levels that exceeded our anticipated demand over the next twelve months. Accordingly, in 2002 we recorded an inventory write-down of $4 million related to excess inventory on hand. The inventory reserve was based on our revenue expectations through 2003. If future demand of our products does not meet our expectations, we may need to take an additional write-down of inventory.


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

We have announced a number of new products and design wins for existing and new products. While some industry analysts may use design wins as a metric for future revenues, many design wins have not, nor will not generate any revenues as customer projects are cancelled or rejected by their end market. In the event a design win generates revenue, the amount of revenue will vary greatly from one design win to another. In addition, most revenue-generating design wins do not translate into near term revenues. Most revenue-generating design wins take greater than 2 years to generate meaningful revenue.

Our revenue expectations may include growing sales of newer semiconductors based on early adoption of those products by customers. These expectations would not be achieved if early sales of new system level products by our customers do not increase over time. We may experience this more with design wins from early stage companies, who tend to focus on leading-edge technologies that may be adopted less rapidly in the current environment by telecommunications service providers.


Our restructurings have curtailed our resources and may have insufficiently addressed market conditions.

We announced in 2001 plans to restructure our operations in response to the decline in demand for our networking products. The restructuring plans included a workforce reduction of 564 employees, consolidation of excess facilities, and contract settlement activities. As a result of our restructuring plans, we recorded a charge of $195.2 million in 2001. On January 16th, 2003, we announced plans to further restructure our operations through a workforce reduction of 175 employees and the shutdown of four of our research and development sites. We will record a charge in the first two quarters of 2003 of our estimate of the costs for the restructuring.

We reduced the work force and consolidated or shut down excess facilities in an effort to bring our expenses into line with our reduced revenue expectations. However, for much of 2003, we do not expect that these measures will be sufficient to offset lower revenues, and as such, we expect to continue to incur net losses.

While management uses all available information to estimate these restructuring costs, particularly facilities costs, our accruals may prove to be inadequate. If our actual sublease revenues or exiting negotiations differ from our original assumptions, we may have to record additional charges, which could materially affect our results of operations, financial position and cash flow.

Restructuring plans require significant management resources to execute and we may fail to achieve our targeted goals and our expected annualized savings. We may have incorrectly anticipated the demand for our products, we may be forced to restructure further or may incur further operating charges due to poor business conditions and some of our product development initiatives may be delayed due to the reduction in our development resources.

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

All of our competitors pose the following threats to us:

         As our customers design next generation systems and select the chips for those new systems, our competitors have an opportunity to convince our customers to use their products, which may cause our revenues to decline.

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

Other competitors include major domestic and international semiconductor companies, such as Agilent, Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, Motorola, Nortel Networks, and Texas Instruments. These companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate. This represents a serious competitive threat to us.

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

         We must often redesign our products to meet evolving industry standards and customer specifications, which may prevent or delay future revenue growth.

We sell products to a market whose characteristics include evolving industry standards, product obsolescence, and new manufacturing and design technologies. Many of the standards and protocols for our products are based on high-speed networking technologies that have not been widely adopted or ratified by one or more of the standard-setting bodies in our customers' industry. Our customers often delay or alter their design demands during this standard-setting process. In response, we must redesign our products to suit these changing demands. Redesign usually delays the production of our products. Our products may become obsolete during these delays.

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

Our strategy includes broadening our business into the Enterprise, Storage and Consumer markets. We may not be successful in achieving significant sales in these new markets.

The Enterprise, Storage and Consumer markets are already addressed by incumbent suppliers which have established relationships with customers. We may be unsuccessful in displacing these suppliers, or having our products designed into products for different market needs. We may incur increased research, development and sales costs to address these new markets.

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

In addition, international debt rating agencies have significantly downgraded the bond ratings on a number of our larger customers, which had traditionally been considered financially stable. Should these companies enter into bankruptcy proceedings or breach their debt covenants, our significant accounts receivables with these companies could be jeopardized.


The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could adversely affect the market acceptance of new products and damage our reputation with current or prospective customers.

Although we, or our customers and our suppliers rigorously test our products, our highly complex products regularly contain defects or bugs. We have in the past experienced, and may in the future experience, these defects and bugs. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products. This could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers.

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


We may be unsuccessful in transitioning the design of our new products to new manufacturing processes.

Many of our new products are designed to take advantage of new manufacturing processes offering smaller manufacturing geometries as they become available, as the smaller geometry products can provide a product with improved features such as lower power requirements, more functionality and lower cost. We believe that the transition of our products to smaller geometries is critical for us to remain competitive. We could experience difficulties in migrating to future geometries or manufacturing processes, which would result in the delay of the production of our products. Our products may become obsolete during these delays, or allow competitors' parts to be chosen by customers during the design process.


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

We participate in funds that invest in early-stage private technology companies to gain access to emerging technologies. These companies possess unproven technologies and our investments may or may not yield positive returns. We currently have commitments to invest $38.1 million in such funds. In addition to consuming significant amounts of cash, these investments are risky because the technologies that these companies are developing may not reach commercialization. We may record an impairment charge to our operating results should we determine that these funds have incurred a non-temporary decline in value.


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

We currently do not have the ability to accurately predict what products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and demand for their end-user networking equipment, our customers are focusing more on cash preservation and tighter inventory management, and because we supply a large number of products to a variety of customers and contract manufacturers who have many equipment programs for which they purchase our products. Our customers are frequently requesting shipment of our products earlier than our normal lead times. If we do not accurately predict what mix of products our customers may order, we may not be able to meet our customers' demand in a timely manner or we may be left with unwanted inventory.

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

We are exposed to foreign currency rate fluctuations because a significant part of our development, test, marketing and administrative costs are denominated in Canadian dollars, and our selling costs are denominated in a variety of currencies around the world. While we have adopted a foreign currency risk management policy, which is intended to reduce the effects of short-term fluctuations, our policy may not be effective and it does not address long-term fluctuations.

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry. This often results in expensive and lengthy litigation. We, and our customers or suppliers, may be accused of infringing on patents or other intellectual property rights owned by third parties. This has happened in the past. An adverse result in any litigation could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to the infringing technology. In addition, we may not be able to develop non-infringing technology, nor might we be able to find appropriate licenses on reasonable terms.

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


We have significantly increased our debt level as a result of the sale of convertible subordinated notes.

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

         Cash Equivalents,  Short-term  Investments and Investments in Bonds and
         Notes:

We regularly maintain a short and long term investment portfolio of various types of government and corporate debt instruments. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than two and one half years, with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody's, or A-1 or A by Standard and Poor's, or equivalent. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are held at amortized cost, while available-for-sale investments are held at fair market value. Available-for-sale securities represented approximately 17% of our investment portfolio as of December 31, 2002.

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

Based on a sensitivity analysis performed on the financial instruments held at December 31, 2002 that are sensitive to changes in interest rates, the impact to the fair value of our investment portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $2.5 million, $5 million and $7.4 million respectively.

         Other Investments

Other investments at December 31, 2002 include a minority investment of approximately 2 million shares of Sierra Wireless Inc., a publicly traded company. The securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of income taxes.

We also periodically receive distributions of public company stock as a result of venture investments. These shares are usually subject to resale restrictions and typically include a number of shares held in escrow that may or may not be released at a later date. At December 31, 2002, we held approximately 16,000 shares of Intel Corporation, which we received when Intel acquired a private company in which we had an investment. It is our intention to sell these securities in the first quarter of 2003.

Our public company investments are subject to considerable market price volatility and are additionally risky due to resale restrictions. We may lose some or all of our investment in these shares.

Our other investments also include numerous strategic investments in privately held companies or venture funds that are carried on our balance sheet at cost. We expect to make additional investments like these in the future. These investments are inherently risky, as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages. The market for the technologies or products that they have under development is typically in the early stages, and may never materialize. In the fourth quarter of 2002, we recorded an impairment of our other investments of $15.3 million in response to declining market valuations for these investments. We could lose our entire investment in these companies and partnerships or may incur an additional expense if we determine that the value of these assets have been further impaired.

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

While we expect to continue to use this method to manage our foreign currency risk, in the future we may decide to use foreign exchange contracts to manage this risk.

We regularly analyze the sensitivity of our foreign exchange positions to measure our foreign exchange risk. At December 31, 2002, a 10% shift in foreign exchange rates would not have materially impacted our foreign exchange income because our foreign currency net asset position was immaterial.

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

Our convertible subordinated notes are not listed on any securities exchange or included in any automated quotation system, but have been traded over the counter, on the Portal Market or under Rule 144 of the Securities Act of 1933. The exchange prices from these trades are not always available to us and may not be reliable. Trades under the Portal Market do not reflect all trades of the securities and the figures recorded are not independently verified. The average bid and ask price of our convertible subordinated notes on the Portal Market on December 27, 2002 was $75.50 per $100 in face value, resulting in an aggregate fair value of approximately $207.6 million. There were no reported trades on December 28 or December 29, 2002.

Item 8.  Financial Statements and Supplementary Data

The chart entitled "Quarterly Data" contained in Item 6 Part II hereof is hereby incorporated by reference into the Item 8 of Part II of this Form 10-K.

Consolidated Financial Statements Included in Item 8:



                                                                                 Page

Independent Auditors' Report                                                      46

Consolidated Balance Sheets at December 31, 2002 and 2001                         47

Consolidated Statements of Operations for each of the three years in the period
    ended December 31, 2002                                                       48

Consolidated Statements of Cash Flows for each of the three years in the period
    ended December 31, 2002                                                       49

Consolidated Statements of Stockholders' Equity for each of the three years in
    the period ended December 31, 2002                                            50


Notes to Consolidated Financial Statements                                        51


Schedules for each of the three years in the period ended December 31, 2002 included in Item 15 (a):

II  Valuation and Qualifying Accounts                                             88


Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

Independent Auditors' Report

The Board of Directors of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. and subsidiaries ("the Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PMC-Sierra, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


/s/ DELOITTE & TOUCHE LLP

Vancouver, British Columbia
January 17, 2003

                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                                         December 31,
                                                                                ------------------------------
                                                                                      2002            2001
ASSETS:
Current assets:
  Cash and cash equivalents                                                       $   70,504      $  152,120
  Short-term investments                                                             340,826         258,609
  Restricted cash                                                                      5,329               -
  Accounts receivable, net of allowance for doubtful
    accounts of $2,781 ($2,625 in 2001)                                               16,621          16,004
  Inventories                                                                         26,420          34,246
  Deferred tax assets                                                                  1,083          14,812
  Prepaid expenses and other current assets                                           15,499          18,435
                                                                                --------------  --------------
    Total current assets                                                             476,282         494,226

Investment in bonds and notes                                                        148,894         171,025
Other investments and assets                                                          21,978          68,863
Deposits for wafer fabrication capacity                                               21,992          21,992
Property and equipment, net                                                           51,189          89,715
Goodwill and other intangible assets,  net                                             8,381           9,520
                                                                                --------------  --------------
                                                                                  $  728,716      $  855,341
                                                                                ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                $   24,697      $   21,320
  Accrued liabilities                                                                 53,530          49,348
  Income taxes payable                                                                21,553          19,742
  Accrued restructuring costs                                                        129,499         161,198
  Deferred income                                                                     17,982          27,677
  Current portion of obligations under capital leases and long-term debt                   -             470
                                                                                --------------  --------------
    Total current liabilities                                                        247,261         279,755

Convertible subordinated notes                                                       275,000         275,000
Deferred tax liabilities                                                               2,764          23,042
Commitments and contingencies (Note 8)

PMC special shares convertible into 3,196 (2001 - 3,373)
  shares of common stock                                                               5,052           5,317

Stockholders' equity
  Common stock and additional paid in capital, par value $.001:
   900,000 shares authorized; 167,400 shares issued and
   outstanding (2001 - 165,702)                                                      834,265         824,321
  Deferred stock compensation                                                         (1,158)         (4,186)
  Accumulated other comprehensive income                                               3,939          25,492
  Accumulated deficit                                                               (638,407)       (573,400)
                                                                                --------------  --------------
    Total stockholders' equity                                                       198,639         272,227
                                                                                --------------  --------------
                                                                                  $  728,716      $  855,341
                                                                                ==============  ==============


See notes to the Consolidated Financial Statements.

                               PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)
                                                                             Year Ended December 31,
                                                                 ----------------------------------------------
                                                                      2002            2001            2000
Net revenues                                                           218,093         322,738         694,684

Cost of revenues                                                        89,542         137,262         166,161
                                                                 --------------  --------------  --------------
  Gross profit                                                         128,551         185,476         528,523


Other costs and expenses:
 Research and development                                              137,734         201,087         178,806
 Marketing, general and administrative                                  63,419          90,302         100,589
 Amortization of deferred stock compensation:
  Research and development                                               2,645          32,506          32,258
  Marketing, general and administrative                                    168           8,678           4,006
 Impairment of property and equipment                                    1,824               -               -
 Restructuring costs and other special charges                               -         195,186               -
 Impairment of goodwill and purchased intangible assets                      -         269,827               -
 Amortization of goodwill                                                    -          44,010          36,397
 Costs of merger                                                             -               -          37,974
 Acquisition of in process research and development                          -               -          38,200
                                                                 --------------  --------------  --------------
Income (loss) from operations                                          (77,239)       (656,120)        100,293

Interest and other income, net                                           4,953          13,894          18,926
Gain (loss) on investments                                             (11,579)        (14,591)         58,491
                                                                 --------------  --------------  --------------
Income (loss) before provision for income taxes                        (83,865)       (656,817)        177,710

Provision for (recovery of) income taxes                               (18,858)        (17,763)        102,412
                                                                 --------------  --------------  --------------
Net income (loss)                                                  $   (65,007)    $  (639,054)    $    75,298
                                                                 ==============  ==============  ==============

Net income (loss) per common share - basic                         $     (0.38)    $     (3.80)    $      0.46
                                                                 ==============  ==============  ==============

Net income (loss) per common share - diluted                       $     (0.38)    $     (3.80)    $      0.41
                                                                 ==============  ==============  ==============

Shares used in per share calculation - basic                           170,107         167,967         162,377
Shares used in per share calculation - diluted                         170,107         167,967         181,891

See notes to the consolidated financial statements.

                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               Year Ended December 31,
                                                                                  -------------------------------------------------
                                                                                      2002             2001              2000
Cash flows from operating activities:
  Net income (loss)                                                                 $  (65,007)     $  (639,054)      $   75,298
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation of property and equipment                                              39,708           51,212           35,424
    Amortization of goodwill and other intangibles                                       1,139           46,803           38,757
    Amortization of deferred stock compensation                                          2,813           41,184           36,264
    Amortization of debt issuance costs                                                  1,564              652                -
    Deferred income taxes                                                                8,429          (10,733)           1,268
    Gain on sale of investments and other assets                                        (3,725)          (2,479)         (59,065)
    Acquisition of in process research and development                                       -                -           38,200
    Noncash restructuring costs                                                              -           16,229                -
    Impairment of goodwill and purchased intangible assets                                   -          269,827                -
    Impairment of other investments                                                     15,337           17,500                -
    Impairment of property and equipment                                                 1,824                -                -
    Write-down of excess inventory                                                       4,020           20,660                -
    Changes in operating assets and liabilities:
      Accounts receivable                                                                 (617)          77,848          (51,580)
      Inventories                                                                        3,806                7          (40,668)
      Prepaid expenses and other current assets                                          2,936            6,146          (18,233)
      Accounts payable and accrued liabilities                                           6,239          (30,034)          59,417
      Income taxes payable                                                               1,811          (43,749)          38,062
      Accrued restructuring costs                                                      (30,253)         161,198                -
      Deferred income                                                                   (9,695)         (36,378)          29,397
                                                                                  --------------  ---------------- ----------------
        Net cash (used in) provided by operating activities                            (19,671)         (53,161)         182,541
                                                                                  --------------  ---------------- ----------------

Cash flows from investing activities:
  Change in restricted cash                                                             (5,329)               -                -
  Purchases of short-term investments                                                 (262,217)        (305,357)        (309,269)
  Proceeds from sales and maturities of short-term investments                         234,344          192,386          303,102
  Purchases of long-term bonds and notes                                              (199,797)        (197,135)               -
  Proceeds from sales and maturities of long-term bonds and notes                      167,111                -                -
  Purchases of other  investments                                                      (10,139)          (7,532)         (24,834)
  Proceeds from sales of other investments                                               7,799            3,317           59,737
  Investment in wafer fabrication deposits                                                   -           (5,188)          (8,584)
  Proceeds from refund of wafer fabrication deposits                                         -            6,197            4,703
  Purchases of property and equipment                                                   (3,141)         (27,840)        (104,296)
  Acquisition of businesses, net of cash acquired                                            -                -          (15,473)
                                                                                  --------------  ---------------- ----------------
        Net cash used in investing activities                                          (71,369)        (341,152)         (94,914)
                                                                                  --------------  ---------------- ----------------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt                                             -                -            2,066
  Repayment of capital leases and long-term debt                                          (470)          (1,746)         (13,435)
  Proceeds from issuance of convertible subordinated notes                                   -          275,000                -
  Payment of debt issuance costs                                                             -           (7,819)               -
  Proceeds from issuance of common stock                                                 9,894           24,800           78,426
                                                                                  --------------  ---------------- ----------------
        Net cash provided by financing activities                                        9,424          290,235           67,057
                                                                                  --------------  ---------------- ----------------

Net increase (decrease) in cash and cash equivalents                                   (81,616)        (104,078)         154,684
Cash and cash equivalents, beginning of the year                                       152,120          256,198          101,514
                                                                                  --------------  ---------------- ----------------
Cash and cash equivalents, end of the year                                          $   70,504      $   152,120      $   256,198
                                                                                  ==============  ================ ================

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                           $   10,762      $       211      $       698
   Cash paid for income taxes                                                              411           41,177           61,519

Supplemental disclosures of non-cash investing and financing activities:
   Equity securities received in exchange for other long-term investment                     -            1,713                -
   Capital lease obligations incurred for purchase of property and equipment                 -                -            3,634
   Conversion of PMC-Sierra special shares into common stock                               265            1,050              631
   Issuance of common stock and stock options for acquisitions under the
   purchase method of accounting                                                             -                -          414,938

See notes to the consolidated financial statements.


                                  PMC-Sierra, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                    Common Stock                        Accumulated       Retained
                                     Shares of          and               Deferred        Other           Earnings        Total
                                      Common         Additional             Stock      Comprehensive    (Accumulated   Stockholders'
                                     Stock (1)    Paid in Capital (1)   Compensation      Income           Deficit)       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999         148,009          240,373              (5,887)           -            (9,644)        224,842
Net income                                  -                -                   -            -            75,298          75,298
Change in net unrealized gains
  on investments                            -                -                   -       32,563                 -          32,563

                                                                                                                      --------------
Comprehensive income                        -                -                   -            -                 -         107,861
                                                                                                                      --------------

Conversion of special shares
  into common stock                       496              631                   -            -                 -             631
Conversion of preferred stock
  into common stock                     5,243           39,949                   -            -                 -          39,949
Issuance of common stock
  under stock benefit plans             4,421           27,359                   -            -                 -          27,359
Issuance of common stock
  for cash                              1,949           50,804                   -            -                 -          50,804
Issuance of common stock on
  acquisition of subsidiaries           1,896          414,938                   -            -                 -         414,938
Conversion of warrants
  into common stock                       270              263                   -            -                 -             263
Deferred stock compensation                 -           21,912             (21,912)           -                 -               -
Deferred stock compensation
  on acquisition of subsidiaries            -                -             (51,593)           -                 -         (51,593)
Amortization of deferred                    -                -              36,264            -                 -          36,264
  stock compensation
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2000         162,284          796,229             (43,128)      32,563            65,654         851,318
Net loss                                    -                -                   -            -          (639,054)       (639,054)
Change in net unrealized gains
  on investments                            -                -                   -       (7,071)                -          (7,071)

                                                                                                                      --------------
Comprehensive loss                          -                -                   -            -                 -        (646,125)
                                                                                                                      --------------

Conversion of special shares
  into common stock                       373            1,050                   -            -                 -           1,050
Issuance of common stock
  under stock benefit plans             3,045           24,800                   -            -                 -          24,800
Deferred stock compensation                 -            2,242              (2,242)           -                 -               -
Amortization of deferred                    -                -              41,184            -                 -          41,184
  stock compensation
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2001         165,702          824,321              (4,186)      25,492          (573,400)        272,227
Net loss                                    -                -                   -            -           (65,007)        (65,007)
Change in net unrealized gains
  on investments                            -                -                   -      (21,553)                -         (21,553)

                                                                                                                      --------------
Comprehensive loss                          -                -                   -            -                 -         (86,560)
                                                                                                                      --------------

Conversion of special shares
  into common stock                       177              265                   -            -                 -             265
Issuance of common stock
  under stock benefit plans             1,509            9,874                   -            -                 -           9,874
Conversion of warrants
  into common stock                        12               20                   -            -                 -              20
Deferred stock compensation                 -             (215)                215            -                 -               -
Amortization of deferred                    -                -               2,813            -                 -           2,813
  stock compensation
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2002         167,400        $ 834,265            $ (1,158)     $ 3,939        $ (638,407)      $ 198,639
                                  ==================================================================================================


(1) includes exchangeable shares

See notes to the consolidated financial statements.

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

Basis of presentation. The accompanying Consolidated Financial Statements include the accounts of PMC-Sierra, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's fiscal year ends on the last Sunday of the calendar year. For ease of presentation, the reference to December 31 has been utilized as the fiscal year end for all financial statement captions. Fiscal years 2002 and 2001 each consisted of 52 weeks. Fiscal year 2000 consisted of 53 weeks. The Company's reporting currency is the United States dollar.

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

Cash equivalents, short-term investments and investments in bonds and notes. Cash equivalents are defined as highly liquid debt instruments with maturities at the date of purchase of 90 days or less. Short-term investments are defined as money market instruments or bonds and notes with original maturities greater than 90 days, but less than one year. Investments in bonds and notes are defined as bonds and notes with original or remaining maturities greater than 365 days. Any investments in bonds and notes maturing within one year of the balance sheet date are reclassified to and reported as short-term investments.

Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized against interest income over the life of the investment. Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on these investments, net of any related tax effect are included in equity as a separate component of stockholders' equity.

Restricted cash. Restricted cash consists of cash pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Cost is computed using standard cost, which approximates actual average cost. The Company provides inventory allowances on obsolete inventories and inventories in excess of twelve-month demand for each specific part.

The components of net inventories are as follows:

                                               December 31,
                                    -----------------------------------
(in thousands)                           2002                2001
-----------------------------------------------------------------------
Work-in-progress                      $    11,409         $    10,973
Finished goods                             15,011              23,273
-----------------------------------------------------------------------

                                      $    26,420         $    34,246
                                    ===================================


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

Investments in equity accounted investees. Investees in which the Company has between 20% and 50% of the voting rights, and in which the Company exercises significant influence, are accounted for using the equity method. The Company sold a portion of its only investment in an equity accounted investee during 2000 and since that disposition has held less than 20% of the voting rights of this investee.

Deposits for wafer fabrication capacity. The Company has wafer supply agreements with two independent foundries. Under these agreements, the Company has deposits of $22.0 million (2001 - $22.0 million) to secure access to wafer fabrication capacity. During 2002, the Company purchased $32.3 million ($42.7 million and $81.1 million in 2001 and 2000, respectively) from these foundries. Purchases in any year may or may not be indicative of any future period since wafers are purchased based on current market pricing and the Company's volume requirements change in relation to sales of its products.

In each year, the Company is entitled to receive a refund of a portion of the deposits based on the annual purchases from these suppliers compared to the target levels in the wafer supply agreements. Based on 2002 purchases and the current agreements, the Company is not entitled to a refund from these suppliers in 2003. If the Company does not receive back the balance of its deposits during the term of the agreements, then the outstanding deposits will be refunded to the Company after the termination of the agreements at the end of 2003.

Property and equipment, net. Property and equipment are stated at cost, net of write-downs for impairment, and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or the applicable lease term, whichever is shorter.

The components of property and equipment are as follows:


                                                         December 31,
                                                --------------------------------
(in thousands)                                     2002                2001
--------------------------------------------------------------------------------
Machinery and equipment                          $  172,227          $  172,735
Land                                                 13,448              14,507
Leasehold improvements                               11,765              13,176
Furniture and fixtures                               15,305              13,971
Building                                                  -                 701
Construction-in-progress                              1,027               1,027
--------------------------------------------------------------------------------
                                                    213,772             216,117
Less accumulated depreciation and amortization     (162,583)           (126,402)
                                                --------------------------------
Total                                            $   51,189          $   89,715
                                                ================================



In 2002, the Company recorded an impairment charge of $1.8 million for machinery and equipment that was removed from service.

Goodwill and other intangible assets. Goodwill, developed technology and other intangible assets are carried at cost less accumulated amortization, which had been computed on a straight-line basis over the economic lives, ranging from three to seven years, of the respective assets.

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

SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. In accordance with SFAS 142, goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. In conjunction with the implementation of SFAS 142, the Company completed the transitional impairment test as of the beginning of 2002 and determined that a transitional impairment charge would not be required. The Company also completed its annual impairment test in December 2002 and determined that there was no impairment of goodwill.

The Company adopted SFAS 142 on a prospective basis at the beginning of fiscal 2002 and stopped amortizing goodwill totaling $7.1 million, thereby eliminating goodwill amortization of approximately $2.0 million in 2002. Net loss and net loss per share adjusted to exclude goodwill and workforce amortization for 2002, 2001 and 2000 are as follows:


                                                            Year Ended December 31,
                                                  -------------------------------------------
(in thousands, except per share amounts)             2002           2001           2000
---------------------------------------------------------------------------------------------

Net income (loss), as reported                      $ (65,007)    $ (639,054)     $  75,298
Adjustments:
  Amortization of goodwill                                  -         44,010         36,397
  Amortization of other intangibles                         -            564            741
                                                  -------------  -------------  -------------

 Net income (loss)                                  $ (65,007)    $ (594,480)     $ 112,436
                                                  =============  =============  =============

Basic net income (loss) per share, as reported      $   (0.38)    $    (3.80)     $    0.46
                                                  =============  =============  =============

Basic net income (loss) per share, adjusted         $   (0.38)    $    (3.54)     $    0.69
                                                  =============  =============  =============

Diluted net income (loss) per share, as reported    $   (0.38)    $    (3.80)     $    0.41
                                                  =============  =============  =============

Diluted net income (loss) per share, adjusted       $   (0.38)    $    (3.54)     $    0.62
                                                  =============  =============  =============


The components of goodwill and other intangible assets, net of write-downs for impairment, at December 31, 2002 and 2001 are as follows:



                                                  December 31,
                                       --------------------------------
(in thousands)                            2002                2001
-----------------------------------------------------------------------
Goodwill                                 $  93,119           $  93,119
Developed technology                         9,311               9,311
Other                                        1,294               1,294
-----------------------------------------------------------------------
                                           103,724             103,724
Accumulated amortization                   (95,343)            (94,204)
-----------------------------------------------------------------------
                                         $   8,381           $   9,520
                                       ================================



In 2001, the Company recorded a total impairment charge of $269.8 million related to goodwill (see Note 3) and $925,000 related to developed technology and other intangible assets.

Impairment of long-lived assets. The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset.

For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its implied fair value.


Accrued liabilities. The components of accrued liabilities are as follows:

                                                          December 31,
                                              ---------------------------------
(in thousands)                                    2002                2001
-------------------------------------------------------------------------------
Accrued compensation and benefits               $   18,962          $   21,193
Other accrued liabilities                           34,568              28,155
-------------------------------------------------------------------------------
                                                $   53,530          $   49,348
                                              =================================

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

Fair value of financial instruments. The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company's carrying value of cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value because of their short maturities.

The fair value of the Company's short-term investments, and investment in bonds and notes are determined using estimated market prices provided for those securities (see Note 4). The fair value of investments in public companies is determined using quoted market prices for those securities. The fair value of investments in non-public entities and the fair value of the deposits for wafer fabrication capacity are not readily determinable.

The fair value of the Company's obligations under capital leases and long-term debt other than the convertible subordinated notes approximated their carrying value.

The fair value of the convertible subordinated notes at December 31, 2002 was approximately $207.6 million, based on the average bid and ask price of these notes. The fair value of these notes at December 31, 2001 was not readily determinable as there was no established public training market for them. These notes are not listed on any securities exchange or included in any automated quotation system. The recorded bid and ask price may not be reliable as the figures cannot be independently verified and not all trades are reflected.

On January 1, 2001 PMC adopted Financial Accounting Standards Board FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. SFAS 133 did not have a material impact on the date of adoption and did not result in a cumulative transition adjustment. As of and for the year ended December 31, 2002, the use of derivative financial instruments was not material to our results of operations or our financial position.

Concentrations. The Company maintains its cash, cash equivalents, short-term investments and long-term investments in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 31, 2002, approximately 22% (2001 - 20%) of accounts receivable represented amounts due from one of the Company's distributors. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company's credit evaluation process, relatively short collection terms and the geographical dispersion of the Company's sales. The Company generally does not require collateral security for outstanding amounts.

The Company relies on a limited number of suppliers for wafer fabrication capacity.

Revenue recognition. Revenues from product sales direct to customers and minor distributors are recognized at the time of shipment. The Company accrues for warranty costs, sales returns and other allowances at the time of shipment based on its experience. Certain of the Company's product sales are made to major distributors under agreements allowing for price protection and/or right of return on products unsold. Accordingly, the Company defers recognition of revenue on such sales until a distributor sell the products.

Product warranties. The Company provides a one-year limited warranty on most of its standard products and accrues for the cost of this warranty based on its experience at the time of shipment. Reconciliation of the product warranty liability for the year ended December 31, 2002 is as follows:


(in thousands)
----------------------------------------------------------------
Beginning balance                                 $   2,421
Accrual for new warranties issued                       946
Reduction for payments (in cash or in kind)            (576)
Adjustments related to changes in estimate
  of warranty accrual                                  (392)
----------------------------------------------------------------
                                                  $   2,399
                                                ================

The semiconductor industry is subject to volatility in shipment levels and the rate of warranty returns tends to fluctuate depending on whether the industry is in times of growth or contraction. The Company adjusts its rate of accrual to reflect the level of returns typical of the industry cycle.

Stock-based compensation. The Company accounts for stock-based compensation in accordance with the intrinsic value method prescribed by APB Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees". Under APB 25, compensation is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the option on the date of grant; this compensation is amortized over the vesting period.

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

                                   Options                       ESPP
                           ----------------------       ----------------------
                            2002    2001    2000         2002    2001    2000
------------------------------------------------------------------------------

Expected life (years)        2.1     3.0     3.1          0.6     0.9     1.4
Expected volatility         101%     90%     70%         122%    110%     90%
Risk-free interest rate     2.6%    4.0%    6.1%         2.4%    4.5%    5.9%





The weighted-average estimated fair values of employee stock options granted during fiscal 2002, 2001, and 2000 were $4.07, $10.98 and $74.32 per share, respectively.

If the computed fair values of 2002, 2001, and 2000 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been:



                                                                                Year Ended December 31
                                                                    ----------------------------------------------
(in thousands, except per share amounts)                                2002             2001            2000
------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                           (65,007)        (639,054)         75,298

Adjustments:
    Additional stock-based employee compensation expense under fair
    value based method for all awards, net of related tax effects       (101,124)        (108,696)        (56,616)
                                                                    -------------   --------------   --------------
  Net income (loss), adjusted                                         $ (166,131)     $  (747,750)     $   18,682
                                                                    =============   ==============   ==============

Basic net income (loss) per share, as reported                        $   (0.38)      $     (3.80)     $     0.46
                                                                    =============   ==============   ==============

Basic net income (loss) per share, adjusted                           $   (0.98)      $     (4.45)     $     0.12
                                                                    =============   ==============   ==============

Diluted net income (loss) per share, as reported                      $   (0.38)      $     (3.80)     $     0.41
                                                                    =============   ==============   ==============
Diluted net income (loss) per share, adjusted                         $   (0.98)      $     (4.45)     $     0.10
                                                                    =============   ==============   ==============


Interest and other income, net. The components of interest and other income, net are as follows:

                                                  Year Ended December 31,
                                   --------------------------------------------
(in thousands)                        2002            2001            2000
-------------------------------------------------------------------------------
Interest income                      $  17,152      $   18,998       $  19,243
Interest expense on long-term debt
 and capital leases                    (10,540)         (4,335)           (808)
Amortization of debt issue costs        (1,564)           (652)              -
Other                                      (95)           (117)            491
-------------------------------------------------------------------------------
                                     $   4,953      $   13,894      $   18,926
                                   ============================================


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

Share and per common share data presented reflect the two-for-one stock split in the form of a 100% stock dividend effective February 2000.

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

Recently issued accounting standards. In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan. As SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002, the adoption of this statement will not impact the Company's financial statements for 2002, but will affect the accounting for any restructurings initiated after 2002. In January 2003, the Company announced a further restructuring plan, the costs of which will be accounted for in accordance with SFAS 146.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure requirements and is currently evaluating the effects of the recognition provisions of FIN 45; however, it does not expect that the adoption will have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted SFAS 148 for the 2002 fiscal year end. Adoption of this statement has affected the location of the Company's disclosure within the Consolidated Financial Statements, but will not impact the Company's results of operation or financial position unless the Company changes to the fair value method of accounting for stock-based employee compensation.

Reclassifications. Certain prior year amounts have been reclassified in order to conform to the 2002 presentation.


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

PMC recorded merger related transaction costs of $1.1 million related to the acquisition of SwitchOn. These charges, which consisted primarily of legal and accounting fees, were included under costs of merger in the Consolidated Statement of Operations for the year ended December 31, 2000.

Acquisition of Quantum Effect Devices, Inc.

In August 2000, the Company acquired Quantum Effect Devices, Inc., a public company located in the United States. QED developed embedded microprocessors that perform information processing in networking equipment. Under the terms of the agreement, approximately 12,300,000 shares of common stock were exchanged and options assumed to acquire QED.

PMC recorded merger-related transaction costs of $23.2 million related to the acquisition of QED. These charges, which consisted primarily of investment banking and other professional fees, were included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 2000.

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

PMC recorded merger-related transaction costs of $5.8 million related to the acquisition of Extreme. These charges, which consisted primarily of investment banking and other professional fees, were included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 2000.

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

PMC recorded merger-related transaction costs of $7.4 million related to the acquisition of AANetcom. These charges, which consisted primarily of investment banking and other professional fees, were included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 2000.

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

PMC recorded merger-related transaction costs of $534,000 related to the acquisition of Toucan. These charges, which consisted primarily of legal and accounting fees, were included under costs of merger in the Consolidated Statements of Operations for the year ended December 31, 2000.

The acquisitions of SwitchOn, QED, Extreme, AANetcom and Toucan were accounted for as poolings of interests and accordingly, all prior periods were restated.

The historical results of operations of the Company, Toucan, AANetcom, Extreme, QED and SwitchOn for the periods prior to the mergers were as follows:

                                                   Nine Months
                                                      Ended
                                                  September 30,
(in thousands)                                        2000
-----------------------------------------------------------------
Net revenues

PMC                                              $     411,046
Toucan                                                       -
AANetcom                                                    68
Extreme                                                     50
QED                                                     51,407
SwitchOn                                                   461
-----------------------------------------------------------------
Combined                                         $     463,032
                                               ==================


Net income (loss)

PMC                                              $      83,691
Toucan                                                  (1,963)
AANetcom                                               (17,965)
Extreme                                                (11,327)
QED                                                    (11,954)
SwitchOn                                                (9,038)
-----------------------------------------------------------------
Combined                                         $      31,444
                                               ==================



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

The total consideration, including acquisition costs, was allocated based on the estimated fair values of the net assets acquired on the respective acquisition dates as follows:




(in thousands)                             Octera           Datum          Malleable          Total
--------------------------------------------------------------------------------------------------------
Tangible assets                          $     258       $    3,788       $    2,031       $    6,077
Intangible assets:
  Internally developed software                  -                -              500              500
  Assembled workforce                            -              250              400              650
  Goodwill                                   1,881          106,356          232,303          340,540
  Unearned compensation                     14,197            8,363           29,033           51,593
  In process research and development            -            6,700           31,500           38,200
Liabilities assumed                           (316)            (143)          (1,932)          (2,391)
--------------------------------------------------------------------------------------------------------
                                         $  16,020       $  125,314       $  293,835       $  435,169
                                       ==============  ===============  ===============  ===============



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

These estimates were determined by comparing the time and costs spent to date and the complexity of the technologies achieved to date to the total costs, time and complexities that PMC expected to expend to bring the technologies to completion.

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

Development of the chip incorporating the technology acquired from Datum was completed in the fourth quarter of 2000 and the costs incurred to that date were in line with the Company's initial expectations. Since then, the Company has completed the required firmware related to this chip and has extended development of the Datum technology to a follow-on product. The general economic slowdown has delayed the introduction of the third generation base stations into which the Company had expected the Datum technology to be incorporated. It is currently uncertain when the Datum products will begin to generate significant revenues.

NOTE 3.   Restructuring and Other Costs

On January 16, 2003, the Company announced that it was undertaking a corporate restructuring to further reduce operating expenses. The restructuring plan includes the termination of approximately 175 employees and the closure of design centers in Maryland, Ireland and India. PMC will record a restructuring charge for workforce reduction, facility lease costs and related asset impairments as these liabilities will be incurred in the first and second quarters of 2003.

During 2002, the Company paid out $27.5 million in connection with October 2001 restructuring activities.

Cash payments made in 2002 for restructuring activities related to the March 2001 restructuring plan were $2.7 million.

There were no additional restructurings in 2002 nor were there any changes in estimates related to 2001 restructurings that affected the Statement of Operations.

Restructuring - October 18, 2001

Due to a continued decline in market conditions, the Company implemented a restructuring plan in the fourth quarter of 2001 to reduce the operating cost structure. This restructuring plan included the termination of 341 employees, the consolidation of additional excess facilities, and the curtailment of additional research and development projects. As a result, PMC recorded a second restructuring charge of $175.3 million in the fourth quarter of 2001.

The following summarizes the activity in the October 2001 restructuring liability:


                                                                                Write-down of
                                                         Facility Lease       Software Licenses
                                                              and                    and
                                          Workforce     Contract Settlement      Property and
(in thousands)                            Reduction          Costs              Equipment, Net       Total
-------------------------------------------------------------------------------------------------------------
Total charge - October 18, 2001          $  12,435       $  150,610              $   12,241        $ 175,286
Noncash charges                                  -                -                 (12,241)         (12,241)
Cash payments                               (5,651)            (400)                      -           (6,051)
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                 6,784          150,210                       -          156,994
Adjustments                                 (3,465)           3,465                       -                -
Cash payments                               (3,319)         (24,176)                      -          (27,495)
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                     -          129,499                       -          129,499
                                       ======================================================================



The Company has completed the restructuring activities contemplated in the October 2001 plan, but have not yet disposed of all of our surplus leased facilities

Restructuring - March 26, 2001

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

The following summarizes the activity in the March 2001 restructuring liability:



                                                       Facility Lease        Write-down of
                                                            and                Property
                                       Workforce      Contract Settlement        and
(in thousands)                         Reduction           Costs             Equipment, Net      Total
-----------------------------------------------------------------------------------------------------------
Total charge - March 26, 2001          $   9,367       $    6,545            $    3,988       $  19,900
Noncash charges                                -                -                (3,988)         (3,988)
Cash payments                             (7,791)          (3,917)                    -         (11,708)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001               1,576            2,628                     -           4,204
                                     ======================================================================


The Company completed the restructuring activities contemplated in the March 2001 plan by June 30, 2002.

During the first six months of fiscal 2002, the Company made cash payments of $2.8 million in connection with this restructuring. The remaining restructuring liability of $1.4 million at June 30, 2002 related primarily to facility lease payments, net of estimated sublease revenues, and was classified as accrued liabilities on the balance sheet. The Company does not expect this restructuring to have any impact on its Statement of Operations in the future.


Impairment of Goodwill and Intangible Assets

During the second quarter of 2001, PMC made a decision to discontinue further development of the technology acquired in the purchase of Malleable. The Company did not expect to have any future cash flows related to these assets and had no alternative use for the technology. Accordingly, the Company recorded an impairment charge of $189 million, equal to the remaining net book value of goodwill and intangible assets related to Malleable.

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

Write-down of Inventory

The Company recorded a write-down of excess inventory of $4.0 million in 2002 and $20.7 million in 2001. The continued industry wide reduction in capital spending and resulting decrease in demand for the Company's products prompted the Company to assess its current inventory levels compared to sales forecasts for the next twelve months. The excess inventory charge, which was included in cost of revenues, was calculated in accordance with the Company's policy, which is based on inventory levels in excess of estimated 12-month demand.

NOTE 4.  Debt Investments

The following tables summarize the Company's investments in debt securities:

                                                         December 31,
                                                ------------------------------
(in thousands)                                      2002              2001
------------------------------------------------------------------------------

Held to maturity:
   US Government Treasury and Agency notes        $   92,039       $   50,163
   Corporate bonds and notes                         303,169          307,352
                                                ------------------------------
                                                     395,208          357,515
Available-for-sale:
   US Government Treasury and Agency notes            94,512           86,352
------------------------------------------------------------------------------
                                                  $  489,720       $  443,867
                                                ==============================
Reported as:
   Cash equivalents                               $        -       $   14,233
   Short-term investments                            340,826          258,609
   Investments in bonds and notes                    148,894          171,025
------------------------------------------------------------------------------
                                                  $  489,720       $  443,867
                                                ==============================


The total fair value of held-to-maturity investments at December 31, 2002 was $397.8 million (2001 - $358.1 million), with remaining maturities ranging from 1 month to 28 months.

The total fair value of available-for-sale investments at December 31, 2002 was $94.5 million (2001 - $86.3 million) with remaining maturities ranging from 22 to 25 months.

In 2002 the Company sold investments in bonds and notes with a total amortized cost of $10.1 million that were classified as held-to-maturity. The securities were downgraded in credit quality and as a result no longer met the Company's internal investment policy. The realized gain or loss on these sales was immaterial.


NOTE 5.  Other Investments and Assets

The components of other investments and assets are as follows:

                                                       December 31,
                                            ---------------------------------
(in thousands)                                      2002                2001
-----------------------------------------------------------------------------

Investment in Sierra Wireless Inc.            $    8,707          $   44,317
Other investments in public companies                264               2,744
Investments in non-public entities                 7,098              12,392
Deferred debt issue costs (Note 7)                 5,603               7,167
Other assets (Note 16)                               306               2,243
-----------------------------------------------------------------------------
                                              $   21,978          $   68,863
                                            =================================



At December 31, 2002, the Company held 2.0 million shares (2001 - 2.3 million shares) of Sierra Wireless, Inc., of which 1.2 million were previously subject to resale restrictions and could not be sold until May 2002. The Company has classified these shares as available-for-sale and has recorded a related unrealized holding gain at December 31, 2002 of $6.3 million (2001 - $41.6 million).

The Company also has investments in non-public entities, either directly or through venture funds, which include investments in early-stage private technology companies of strategic interest to the Company. The Company has commitments to invest additional capital into venture funds (see Note 8). In 2002, the Company made additional cash investments of $10.1 million (2001 - $5.7 million; 2000 - $24.8 million) in non-public entity investments.

During the year ended December 31, 2002, the Company sold some of its investments in public and non-public companies for cash proceeds of $5.8 million (2001 - $3.3 million; 2000 - $59.7 million) and recorded gross realized gains of $3.7 million (2001 - $2.9 million; 2000 - $58.5 million). There were no non-cash proceeds from sales of investments in 2002 (2001 - $1.7 million; 2000 - nil). Of these amounts, cash proceeds of $5.3 million (2001 - $2.1 million; 2000 - $59.7 million) and gross realized gains of $3.3 million (2001 - $1.9 million; 2000 - $58.5 million) related to the disposition of investments classified as available for sale.

The Company monitors the value of its investments for impairment and records an impairment charge to reflect any decline in value below its cost basis, if that decline is considered to be other than temporary. The assessment of impairment in carrying value is based on the market value trends of similar public companies, the current business performance of the entities in which we have invested, and if available, the estimated future market potential of the companies and venture funds. In 2002, the Company recorded an impairment charge of $15.3 million (2001 - $17.5 million) related to its investments in non-public entities. This charge is included in "Gain (loss) on investments" on the Consolidated Statement of Operations.


NOTE 6.  Lines of credit

At December 31, 2002, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $5.3 million with interest at the bank's alternate base rate (annual rate of 4.75% at December 31, 2002) as long as the Company maintains eligible investments with the bank in an amount equal to its drawings. This agreement expires in December 2004. At December 31, 2002, $5.3 million cash was deposited with the bank to offset the amount committed under letters of credit.

The existing line of credit replaces the $25 million revolving line of credit that was available to the Company at the end of 2001. At December 31, 2001, $5.3 million of the available $25 million line of credit was committed under letters of credit.


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

The Company may redeem the notes, in whole or in part, at any time after August 19, 2004 at a redemption price ranging from 100.75% to 101.5% of the principal amount of notes outstanding depending on the redemption date. Under certain conditions prior to August 19, 2004, the Company may redeem any portion of the notes at a price of 100% of the principal amount of notes, plus a "make whole" amount for accrued and unpaid interest to the redemption date. The fair value of this make whole provision was determined to be immaterial at the time the debt was issued and at December 31, 2002.

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

Rent expense including operating costs for the years ended December 31, 2002, 2001 and 2000 was $12.4 million, $15.9 million and $8.3 million, respectively. Excluded from rent expense for 2002 was additional rent and operating costs of $27.5 million (2001 - $3.4 million) related to excess facilities, which were accrued as part of the restructuring charges in 2001.

In connection with the restructuring charges recorded in 2001, the Company recorded a charge of $128.3 million for exiting and terminating certain lease facilities that are included in the table below.

Minimum future rental payments under operating leases are as follows:


Year Ending December 31 (in thousands)
------------------------------------------------------------------------------
  2003                                                             $  31,839
  2004                                                                31,470
  2005                                                                30,628
  2006                                                                31,964
  2007                                                                29,166
Thereafter                                                           118,262
------------------------------------------------------------------------------
Total minimum future rental payments under operating leases        $ 273,329
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

Investment agreements. The Company participates in four professionally managed venture funds that invest in early-stage private technology companies which participate in markets of strategic interest to the Company. From time to time these funds request additional capital for private placements. The Company has committed to invest an additional $38.1 million in these funds, which may be requested by the fund managers at any time over the next seven years.

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


NOTE 9.  Special Shares

At December 31, 2002 and 2001, the Company maintained a reserve of 3,196,000 and 3,373,000 shares, respectively, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (LTD) special shares.

The special shares of LTD, the Company's principal Canadian subsidiary, are redeemable or exchangeable for PMC common stock. Special shares do not vote on matters presented to the Company's stockholders, but in all other respects represent the economic and functional equivalent of PMC common stock for which they can be redeemed or exchanged at the option of the holders. The special shares have class voting rights with respect to transactions that affect the rights of the special shares as a class and for certain extraordinary corporate transactions involving LTD. If LTD files for bankruptcy, is liquidated or dissolved, the special shares receive as a preference the number of shares of PMC common stock issuable on conversion plus a nominal amount per share plus unpaid dividends, or at the holder's option convert into LTD ordinary shares, which are the functional equivalent of voting common stock. If the Company files for bankruptcy, is liquidated, or dissolved, special shares of LTD receive the cash equivalent of the value of PMC common stock into which the special shares could be converted, plus unpaid dividends, or at the holder's option convert into LTD ordinary shares. If the Company materially breaches its obligations to special shareholders of LTD (primarily to permit conversion of special shares into PMC common stock), the special shareholders may convert their shares into LTD ordinary shares.

These special shares of LTD are classified outside of stockholders' equity until such shares are exchanged for PMC common stock. Upon exchange, amounts will be transferred from the LTD special shares account to the Company's common stock and additional paid-in capital on the consolidated balance sheet.

NOTE 10. Stockholders' Equity

Authorized capital stock of PMC. At December 31, 2002 and 2001, the Company had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated "Common Stock", $0.001 par value, and 5,000,000 of which are designated "Preferred Stock", $0.001 par value.

Stock Splits. In January 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a stock dividend that was applicable to shareholders of record on January 31, 2000, and effective on February 14, 2000. All references to share and per share data for all periods presented have been adjusted to give effect to this stock dividend.

Warrants. During 1996, the Company issued a warrant to purchase 100,000 shares of common stock at $2.31 per share to an investment banking firm in settlement for services previously expensed. This warrant was fully exercised in August 2000.

In 1999, as a result of the Company's acquisition of Abrizio, the Company assumed warrants to purchase 174,580 shares of common stock at $1.66 per share. In 2000, as a result of the Company's acquisitions of AANetcom, Extreme, QED and SwitchOn, the Company assumed warrants to purchase 50,759, 63,162, 68,434 and 780 shares of common stock at $9.36, $3.06, $5.26 and $89.76 per share, respectively. In 2001, 50,759 of these warrants were cancelled. At December 31, 2002, 2001, and 2000, there were 30,100 warrants outstanding at a weighted average exercise price of $1.66 per share, 42,138 warrants outstanding at a weighted average exercise price of $1.66 per share, and 92,897 warrants outstanding at a weighted average exercise price of $5.87 per share, respectively. All warrants outstanding at December 31, 2002 expire in March 2003.

Convertible Preferred Stock of QED. QED, which was acquired by PMC in August 2000 in a transaction accounted for under the pooling method (see Note 2), had preferred stock comprised of $0.001 par value per share Series A, B, C, D convertible preferred shares. Simultaneously with the closing of QED's initial public offering on February 1, 2000, all issued and outstanding shares of QED's convertible preferred stock, with a carrying value of $39.9 million, were automatically converted into 13,619,000 shares of QED common stock. All shares of common stock of QED were exchanged for shares of PMC common stock at an exchange ratio of 0.385 (see Note 2) per QED common share.

Exchangeable Shares. As a result of the acquisitions of Extreme and Datum in 2000, each holder of the Extreme and Datum common stock received shares exchangeable into PMC common stock. The shares are exchangeable, at the option of the holder, for PMC common stock on a share-for-share basis. The exchangeable shares remain securities of the Company and entitle the holders to dividend and other rights economically equivalent to that of PMC common stock and, through a voting trust, to vote at shareholder meetings of the Company. At December 31, 2002, 2001, and 2000, these shares were exchangeable into 636,000, 712,000 and 1,386,000 PMC shares, respectively.

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

NOTE 11. Employee Equity Benefit Plans

Employee Stock Purchase Plan. In 1991, the Company adopted an Employee Stock Purchase Plan ("PMC ESPP") under Section 423 of the Internal Revenue Code. Under the PMC ESPP, the number of shares authorized to be available for issuance under the plan are increased automatically on January 1 of each year until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares (after adjusting for stock dividends), or (iii) an amount to be determined by the Board of Directors.

In 2000, in connection with the acquisition of QED, the Company assumed the QED Employee Stock Purchase Plan ("QED ESPP"). A total of 115,000 shares of common stock were reserved for issuance under this Plan. Under this Plan, eligible employees were able to purchase a limited amount of common stock at a minimum of 85% of the market value at certain plan-defined dates. As of December 31, 2001, all employees had converted to the PMC ESPP.

During 2002, 2001, and 2000, there were 610,331 shares, 245,946 shares, and 235,104 shares, respectively, issued under the Plans at weighted-average prices of $11.73, $31.93, and $16.21 per share, respectively. The weighted-average fair value of the 2002, 2001, and 2000 awards was $13.80, $31.25, and $41.90 per share, respectively. During 2002, an additional 1,656,939 shares became available under the PMC ESPP and no additional shares were authorized for the QED ESPP. As of December 31, 2002, 5,834,285 shares were available for future issuance under the PMC ESPP.

Stock Option Plans. The Company has various stock option plans that cover grants of options to purchase the Company's common stock. The options generally expire within five to ten years and vest over four years.

During 2000, the Company's stockholders elected to add a provision to the 1994 Incentive Stock Plan, under which plan most of the outstanding options have been issued. Under the new terms, the number of shares authorized to be available for issuance under the plan shall be increased automatically on January 1, 2001 and every year thereafter until January 1, 2004. The increase will be limited to the lesser of (i) 5% of the outstanding shares on January 1 of each year, (ii) 45,000,000 shares, or (iii) an amount to be determined by the Board of Directors.

In 2001, the company simplified its plan structure. The 2001 Stock Option Plan (the "2001 Plan") was created to replace certain stock option plans assumed by us in connection with mergers and acquisitions completed prior to 2001 (See Item
12). All option activity related to the 2001 Plan and all other assumed plans are included in the following tables.

Option activity under the option plans was as follows:

                                                                       Weighted
                                                                        Average
                                       Options        Number of        Exercise
                                      Available        Options          Price
                                    For Issuance     Outstanding       Per Share
--------------------------------------------------------------------------------

  Balance at December 31, 1999         2,329,651       25,114,344      $  15.20
      Additional shares reserved       6,442,687
      Granted                         (3,855,369)       3,855,369      $ 132.97
      Exercised                                -       (4,059,790)     $   5.46
      Expired                            (12,214)               -             -
      Repurchased                          2,012                -             -
      Cancelled                          873,870         (873,870)     $  32.59
--------------------------------------------------------------------------------
  Balance at December 31, 2000         5,780,637       24,036,053      $  34.91
      Additional shares reserved       8,111,005
      Granted                        (14,838,436)      14,838,436      $  18.51
      Exercised                                -       (2,995,129)     $   6.30
      Expired                             (4,504)               -             -
      Repurchased                         86,658                -             -
      Cancelled                        3,774,971       (3,774,971)     $  61.92
      Cancelled but unavailable         (117,285)               -             -
--------------------------------------------------------------------------------
  Balance at December 31, 2001         2,793,046       32,104,389      $   26.82
      Additional shares reserved       8,284,696
      Granted                           (658,111)         658,111      $   7.39
      Exercised                                -         (964,794)     $   2.76
      Expired                                  -                -             -
      Repurchased                         14,367                -             -
      Cancelled                       20,652,984      (20,652,984)     $  36.77
      Cancelled but unavailable         (230,181)
--------------------------------------------------------------------------------
  Balance at December 31, 2002        30,856,801       11,144,722      $   9.51
                                     ===========================================


The following table summarizes information concerning options outstanding and exercisable for the combined option plans at December 31, 2002:


                         Options Outstanding                      Options Exercisable
                    ------------------------------------------------------------------------------
                                         Weighted         Weighted                       Weighted
                                          Average         Average                        Average
                                         Remaining        Exercise                       Exercise
Range of                  Options       Contractual      Price per       Options        Price per
Exercise Prices        Outstanding      Life (years)       Share       Exercisable        Share
--------------------------------------------------------------------------------------------------
$  0.17 -- $   3.66       2,529,701         4.10          $  2.75        2,425,027        $  2.75
$  3.77 -- $   7.02       3,719,076         4.55             5.46        3,604,672           5.50
$  7.05 -- $  14.61       2,090,661         5.58             9.26        1,949,739           9.16
$ 15.98                   2,319,373         6.02            15.98        2,270,572          15.98
$ 18.13 -- $ 189.94         485,911         7.64            45.81          277,940          48.62
--------------------------------------------------------------------------------------------------
$  0.17 -- $ 189.94      11,144,722         5.08          $  9.51       10,527,950        $  8.95
                    ==============================================================================



Voluntary stock option exchange offer. On September 26, 2002, the Company completed an offering to all eligible option holders of an opportunity to voluntarily exchange certain stock options.

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

On September 26, 2002, the Company accepted and cancelled 19.3 million options with a weighted average exercise price of $35.98 and expects to grant approximately 16.5 million new options no earlier than March 27, 2003 and no later than April 30, 2003. The new options will have an exercise price equal to the closing price of the Company's common stock on the date of grant and will be subject to a new vesting schedule.


NOTE 12.  Income Taxes

The income tax provisions, calculated under Statement of Financial Accounting Standard No. 109 (SFAS 109), consist of the following:



                                       Year Ended December 31,
                              --------------------------------------------------

(in thousands)                      2002              2001              2000
--------------------------------------------------------------------------------
Current:
  Federal                       $        -        $        -        $       40
  State                                  4                 4               224
  Foreign                          (27,291)           (7,034)          100,880
--------------------------------------------------------------------------------
                                   (27,287)           (7,030)          101,144
--------------------------------------------------------------------------------

Deferred:
  Federal                                -                 -               (72)
  Foreign                            8,429           (10,733)            1,340
--------------------------------------------------------------------------------
                                     8,429           (10,733)            1,268
--------------------------------------------------------------------------------
Provision for income taxes      $  (18,858)       $  (17,763)       $  102,412
                              ==================================================




A reconciliation between the Company's effective tax rate and the U.S. Federal statutory rate is as follows:


                                                                 Year Ended December 31,
                                                       ---------------------------------------------
(in thousands)                                             2002            2001            2000
----------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes           $ (83,865)     $ (656,817)      $ 177,710
Federal statutory tax rate                                      35%             35%             35%
Income taxes at U.S. Federal statutory rate               $ (29,353)     $ (229,886)      $  62,198
State taxes, net of federal benefit                               -               -             224
In process research and development costs                         -               -          13,370
Goodwill and other intangible assets                            398          16,188          11,297
Impairment of goodwill and purchased intangible assets            -          94,440               -
Acquisition costs                                                 -               -          13,291
Deferred stock compensation                                     984          14,414           9,576
Incremental taxes on foreign earnings                         1,971           1,535           9,093
Other                                                           421             (97)            530
Valuation allowance                                           6,721          85,643         (17,167)
----------------------------------------------------------------------------------------------------
Provision for (recovery of) income taxes                  $ (18,858)     $  (17,763)      $ 102,412
                                                       =============================================


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                December 31,
                                      --------------------------------
(in thousands)                            2002             2001
----------------------------------------------------------------------
Deferred tax assets:
 Net operating loss carryforwards       $  198,215       $  176,838
 State tax loss carryforwards               12,975           10,926
 Credit carryforwards                       29,900           26,180
 Reserves and accrued expenses              20,652           19,058
 Restructuring and other charges            52,979           67,207
 Depreciation and amortization               9,262           10,553
 Deferred income                             3,809            4,800
 Deferred stock compensation                     -              221
----------------------------------------------------------------------
 Total deferred tax assets                 327,792          315,783
 Valuation allowance                      (326,238)        (305,929)
----------------------------------------------------------------------
Total net deferred tax assets                1,554            9,854
----------------------------------------------------------------------
Deferred tax liabilities:
 Capitalized technology                       (498)            (369)
 Unrealized gain on investments             (2,737)         (17,715)
----------------------------------------------------------------------
Total deferred tax liabilities              (3,235)         (18,084)
----------------------------------------------------------------------
Total net deferred taxes                $   (1,681)      $   (8,230)
                                      ================================




At December 31, 2002, the Company has approximately $583.4 million of federal net operating losses, which will expire through 2022. Approximately $6.4 million of the federal net operating losses is subject to ownership change limitations provided by the Internal Revenue Code of 1986. The Company also has approximately $216.2 million of state tax loss carryforwards, which expire through 2022. The utilization of a portion of these state losses is also subject to ownership change limitations provided by the various states' income tax legislation.

Included in the credit carryforwards are $18.9 million of federal research and development credits which expire through 2022, $549,000 of foreign tax credits which expire in 2003, $497,000 of federal AMT credits which carryforward indefinitely, $11.1 million of state research and development credits which do not expire, $1.3 million of state research and development credits which expire through 2007, and $1.5 million of state manufacturer's investment credits which expire through 2012.

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

Included in the deferred tax assets before valuation allowance are approximately $147.1 million of cumulative tax benefits related to equity transactions, which will be credited to stockholder's equity if and when realized.

The pretax income (loss) from foreign operations was ($32.6 million), ($154.1 million) and $254.5 million in 2002, 2001, and 2000, respectively. Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.


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

Summarized financial information by segment is as follows:


                                     Year Ended December 31,
                            ----------------------------------------
(in thousands)                 2002          2001         2000
--------------------------------------------------------------------
Net revenues

 Networking                   $ 212,651     $ 300,173     $ 665,700
 Non-networking                   5,442        22,565        28,984
--------------------------------------------------------------------
 Total                        $ 218,093     $ 322,738     $ 694,684
                            ========================================


Gross profit

 Networking                   $ 126,222     $ 176,068     $ 515,712
 Non-networking                   2,329         9,408        12,811
--------------------------------------------------------------------
                                      -
 Total                        $ 128,551     $ 185,476     $ 528,523
                            ========================================


Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is based on the location of the customer invoiced. Long-lived assets include investments and other assets, property and equipment, and goodwill and other intangible assets. Geographic information about long-lived assets is based on the physical location of the assets.

                                    Year Ended December 31,
                             -------------------------------------------
(in thousands)                  2002            2001            2000
------------------------------------------------------------------------
Net revenues
 United States                 $ 120,083       $ 187,723       $ 432,649
 Asia - excluding China           39,302          32,501          87,554
 Canada                           24,822          35,448          83,747
 China                            18,959          34,746          46,485
 Europe and Middle East           11,554          31,825          43,101
 Other foreign                     3,373             495           1,148
------------------------------------------------------------------------
 Total                         $ 218,093       $ 322,738       $ 694,684
                             ===========================================


Long-lived assets
 Canada                        $  38,412       $  65,634       $ 193,143
 United States                    25,497          37,968         256,850
 Other                             1,268           2,803           3,690
------------------------------------------------------------------------
 Total                         $  65,177       $ 106,405       $ 453,683
                             ===========================================



During 2002, the Company had two customers whose purchases represented a significant portion of net revenues, based on billing, including contract manufacturers and distributors. Net revenues from one customer represented approximately 15.9% of the Company's net revenues in 2002 but less than 10% of net revenues in 2001 and 2000. Net revenues from a second customer were 13.4% in 2002, 12.3% in 2001 and 18.6% of the Company's net revenues for the respective year. Net revenues for a third customer were approximately 12.8% of the Company's net revenues in 2001, but were less than 10% of the Company's net revenues in 2002 and 2000.

NOTE 14.  Net Income (Loss) Per Share

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:

                                                                      Year ended December 31,
                                                          ------------------------------------------------
(in thousands, except per share amounts)                        2002            2001             2000
----------------------------------------------------------------------------------------------------------
Numerator:
  Net income (loss)                                           $  (65,007)    $  (639,054)      $   75,298
                                                          ================================================
Denominator:
  Basic weighted average common shares outstanding (1)           170,107         167,967          162,377
  Effect of dilutive securities:
    Stock options                                                      -               -           19,341
    Stock warrants                                                     -               -              173
                                                          ------------------------------------------------
  Diluted weighted average common shares outstanding             170,107         167,967          181,891
                                                          ================================================

Basic net income (loss) per share                             $    (0.38)    $     (3.80)      $     0.46
                                                          ================================================

Diluted net income (loss) per share                           $    (0.38)    $     (3.80)      $     0.41
                                                          ================================================


The Company had approximately 4.4 million and 11.0 million options outstanding at December 31, 2002 and 2001, respectively, that were not included in diluted net loss per share because they would be antidilutive.


(1) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.


NOTE 15.  Comprehensive Income

The components of comprehensive income, net of tax, are as follows:


                                                              Year Ended December 31,
                                                  -----------------------------------------------
(in thousands)                                        2002              2001            2000
-------------------------------------------------------------------------------------------------
Net income (loss)                                   $  (65,007)      $  (639,054)     $   75,298
Other comprehensive income:
   Change in net unrealized gains on investments,
   net of tax of $14,978 in 2002
   (2001 - $4,914 and 2000 - $22,629)                  (21,553)           (7,071)         32,563
-------------------------------------------------------------------------------------------------
     Total                                          $  (86,560)      $  (646,125)     $  107,861
                                                  ===============================================


NOTE 16.  Related Party Transactions

In 2001, the Company made a real estate loan of approximately $2 million to a former officer of a subsidiary company. The loan, which was included in other investments and assets, was repaid in full in December 2002 prior to its maturity date of December 31, 2002.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information concerning the Company's directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2003 Annual Stockholder Meeting.

ITEM 11.  Executive Compensation.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled "Director Compensation" and "Executive Compensation and Other Matters" in our Proxy Statement for the 2003 Annual Stockholder Meeting.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2003 Annual Stockholder Meeting.

Equity Compensation Plan Information:

The following table provides information as of December 31, 2002 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.


                                          Number of Securities to                             Number of securities
   Plan Category                          be issued upon               Weighted-average       remaining available for
                                          exercise of outstanding      exercise price of      future issuance under
                                          options, warrants and        outstanding options,   equity compensation
                                          rights (5)                   warrants and rights    plans(1)
-----------------------------------------------------------------------------------------------------------------------
   Equity compensation plans
   approved by security holders (2)            9,850,838                   $  10.18                  33,659,647(3)
   Equity compensation plans not
   approved by security holders (4)            1,245,495                   $   4.44                   3,031,119
-----------------------------------------------------------------------------------------------------------------------

   Balance at December 31, 2002               11,096,333                   $   9.54                  36,690,766
                                         ==============================================================================



(1) In connection with the voluntary cancellation of options to purchase approximately 19.3 million shares in September 2002, we promised to grant new options for approximately 18.0 million shares from our stock plans between March 27, 2003 and April 30, 2003. The new options will have an exercise price equal to the closing price of our common stock on the date they are granted. These options are reflected in the above chart as remaining available for future issuance. As a result of workforce reductions we currently plan on issuing 16.5 million options under this option exchange program (See Note 11 to Consolidated Financial Statements).

(2) Consists of the 1994 Stock Incentive Plan and the 1991 Employee Stock Purchase Plan.

(3) Includes 5,834,285 shares available for issuance in the 1991 Employee Stock Purchase Plan. In January 2003, we issued 478,279 shares relating to the purchase period that began in July 2002.

(4) Consists of the 2001 Stock Option Plan (the "2001 Plan") and outstanding options that were granted pursuant to assumed stock plans that were subsequently made part of the 2001 Plan. The 2001 Plan was created to replace certain stock option plans assumed by us in connection with mergers and acquisitions completed prior to 2001. The number of options that may be granted under the 2001 Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options (1,830,641 shares) plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled.

(5) This table does not include information for stock option plans assumed by us which were not made part of the 2001 Plan or any outstanding warrants. As of December 31, 2002, a total of 48,398 shares of our stock were issuable upon exercise under those other assumed plans. The weighted average exercise price of those outstanding options is $4.55. No additional options may be granted under those plans. As of December 31, 2002, warrants to purchase a total of 30,100 shares of our stock were outstanding with a weighted average price of $1.66.


ITEM 13.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the information set forth in the section entitled "Executive Compensation and Other Matters - Employment Agreements" in our Proxy Statement for the 2003 Annual Stockholder Meeting.

ITEM 14.  Controls and Procedures

         Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer evaluated our "disclosure controls and procedures" (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days before the filing date of this annual report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

         Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      1.  Consolidated Financial Statements
             The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

         2.  Financial Statement Schedules
             Financial Statement Schedules required by this item are listed on page 89 of this Annual Report on Form 10-K.

         3.  Exhibits
             The exhibits listed under Item 15(c) are filed as part of this Form 10-K Annual Report.

(b)      Reports on Form 8-K

         - A Current Report on Form 8-K was filed on November 15, 2002 to announce the appointment of Alan Krock to the positions of Vice President of Finance and Chief Financial Officer of PMC-Sierra, Inc. effective November 11, 2002.


(c)      Exhibits pursuant to Item 601 of Regulation S-K.



Exhibit
 Number                                       Description

   3.1    Restated Certificate of Incorporation of the Registrant, as amended on May 11, 2001 (1)................

   3.2    Certificate of Designation of Rights, Preferences and Privileges of Series A Participating
          Preferred Stock of the Registrant (2)..................................................................

   3.3    Bylaws of the Registrant, as amended (3)...............................................................

   4.1    Specimen of Common Stock Certificate of the Registrant (4).............................................

   4.2    Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.
          (5)....................................................................................................

   4.3    Amendment to Exchange Agreement effective August 9, 1995 (6)...........................................

   4.4    Terms of PMC-Sierra, Ltd. Special Shares (7)...........................................................

   4.5    Preferred Stock Rights Agreement, as amended and restated as of July 27, 2001, by and between the Registrant and American Stock Transfer and Trust Company (8).......................................

   4.6    Form of Convertible Note and Indenture dated August 6, 2001 by and between the Registrant and
          State Street Bank and Trust Company of California, N.A (9).............................................

  10.1^   1991 Employee Stock Purchase Plan (10) ................................................................

  10.2^   1994 Incentive Stock Plan, as amended (11) ............................................................

  10.3^   2001 Stock Option Plan, as amended (12) ...............................................................

  10.4^   Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated ..................................................................................

  10.5^   Form of Executive Employment Agreement by and between the Registrant and the executive officers .......

  10.6    Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. and Pilot Pacific
          Developments Inc. (13) ................................................................................




  10.7    Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant (14)............

  10.7    First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the
          Registrant (15)........................................................................................

  10.8    Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd. (16)............

  10.9    Building Lease Agreement between Transwestern - Robinson I, LLC and PMC-Sierra US, Inc. (17)...........

  10.10*  Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan
          Semiconductor Manufacturing Corporation. (18)..........................................................

  10.11*  Deposit agreement dated January 31, 2000 by and between Chartered Semiconductor Manufacturing
          Ltd. and the Registrant. (19)..........................................................................

  10.12   Registration Rights Agreement dated August 6, 2001 by and between the Registrant and Goldman,
          Sachs & Co. (20).......................................................................................

  10.13*  Technology License Agreement, by and between Weitek Corporation and MIPS Computer Systems, Inc.

          Assignment  Agreement,  by and between Weitek  Corporation  and PMC-Sierra US, Inc.  (formerly  Quantum
          Effect Design, Inc.)

          Amendment No. 1 to the Technology License Agreement, by and between MIPS Technologies, Inc. and
          PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.) dated March 31, 1997 (21)...................

  11.1    Calculation of earnings per share (22).................................................................

  12.1    Statement of Computation of Ratio of Earnings to Fixed Charges.........................................

  21.1    Subsidiaries of the Registrant  .......................................................................

  23.1    Consent of Deloitte & Touche LLP, Independent Auditors.................................................

  24.1    Power of Attorney (23).................................................................................

  99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive
          Officer)...............................................................................................

  99.2    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial
          Officer)...............................................................................................



*    Confidential   portions  of  this  exhibit  have  been  omitted  and  filed separately with the Commission.

^ Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.

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

9. Incorporated by reference from Exhibit 4.1 filed with the Registrant's amended Registration Statement on Form S3 filed with the Commission on November 8, 2001 (No. 333-70248).

10. Incorporated by reference from Exhibit 10.2 filed with the Registrant's Annual Report on Form 10K filed with the Commission on March 26, 1999.

11. Incorporated by reference from Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 8, 2002.

12. Incorporated by reference from Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 8, 2002.

13.      Incorporated   by  reference   from   Exhibit   10.20  filed  with  the
         Registrant's Annual Report on Form 10-K filed with the Commission on April 14, 1997.

14.      Incorporated   by  reference   from   Exhibit   10.36  filed  with  the
         Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 8, 2000.

15.      Incorporated   by  reference   from   Exhibit   10.46  filed  with  the
         Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001.

16.      Incorporated   by  reference   from   Exhibit   10.44  filed  with  the
         Registrant's Annual Report on Form 10-K filed with the Commission on April 2, 2001.

17.      Incorporated   by  reference   from   Exhibit   10.45  filed  with  the
         Registrant's Annual Report on Form 10-K filed with the Commission on April 2, 2001.

18.      Incorporated   by  reference   from   Exhibit   10.31  filed  with  the
         Registrant's amended Annual Report on Form 10-K filed with the Commission on March 30, 2000.

19.      Incorporated   by  reference   from   Exhibit   10.35  filed  with  the
         Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2000.

20. Incorporated by reference from Exhibit 10.1 from the Registrant's amended Registration Statement on Form S-3, filed with the Commission on November 8, 2001. (No. 333-70248).

21. Incorporated by reference from Exhibit 10.47 from the Registrant's amended Registration Statement on Form S-3, filed with the Commission on January 4, 2002. (No. 333-70248).

22. Refer to Note 14 of the financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

23.      Refer to the Signatures page of this Annual Report.

(d) Financial Statement Schedules required by this item are listed on page 45 of this Annual Report on Form 10k.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PMC-SIERRA, INC.
                               (Registrant)

Date:  March 27, 2003          /s/ Alan F. Krock
                               -------------------------------------------------
                               Alan F. Krock
                               Vice President, Finance (duly authorized officer)
                               Chief Financial Officer and
                               Principal Accounting Officer



                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Bailey and Alan F. Krock, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                                           Title                                       Date

/s/ Robert L. Bailey              President, Chief Executive Officer (Principal Executive          March 27, 2003
-----------------------------     Officer)
Robert L. Bailey


/s/ Alan F. Krock                 Vice President, Finance, Chief Financial Officer (and            March 27, 2003
-----------------------------     Principal Accounting Officer)
Alan F. Krock


/s/ Alexandre Balkanski           Chairman of the Board of Directors                               March 27, 2003
-----------------------------
Alexandre Balkanski

/s/ Colin Beaumont                Director                                                         March 27, 2003
------------------------
Colin Beaumont

/s/ James V. Diller               Vice Chairman                                                    March 27, 2003
-----------------------------
James V. Diller


/s/ Frank Marshall                Director                                                         March 27, 2003
------------------------
Frank Marshall

/s/ Lewis O. Wilks                Director                                                         March 27, 2003
------------------------
Lewis O. Wilks



CERTIFICATIONS

I, Robert L. Bailey, certify that:

1. I have reviewed this annual report on Form 10-K of PMC-Sierra, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003               /s/  Robert L. Bailey
         --------------               ----------------------------------------
                                      Robert L. Bailey
                                      President and
                                      Chief Executive Officer

I, Alan F. Krock, certify that:

1. I have reviewed this annual report on Form 10-K of PMC-Sierra, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003               /s/  Alan F. Krock
         --------------               ----------------------------------------
                                      Alan F. Krock
                                      Vice President, Finance
                                      Chief Financial Officer and
                                      Principal Accounting Officer

SCHEDULE II - Valuation and Qualifying Accounts




                  Years ended December 31, 2002, 2001, and 2000
                                 (in thousands)


                                                                  Charged to
                                                   Balance at     expenses or
                                                  beginning of      other                     Balance at
                                                     year          accounts     Write-offs    end of year

Allowance for doubtful accounts:
     2002                                          $  2,625           179              23       $  2,781
     2001                                          $  1,934           810             119       $  2,625
     2000                                          $  1,553           420              39       $  1,934

Allowance for obsolete inventory and excess inventory:
     2002                                          $ 28,421         6,992           5,271       $ 30,142
     2001                                          $  7,223        25,794           4,596       $ 28,421
     2000                                          $  4,207         5,042           2,026       $  7,223



                                INDEX TO EXHIBITS

  Exhibit                            Description                         Page
  Number                                                                 Number
-----------  -------------------------------------------------------  ----------


   10.4 Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated

   10.5 Form of Executive Employment Agreement by and between the Registrant and the executive officers

   12.1               Statement of Computation of Ratio of
                      Earnings to Fixed Charges

   21.1               Subsidiaries of the Registrant

   23.1               Consent of Deloitte & Touche LLP

   99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
                      Executive Officer)

   99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
                      Financial Officer)