Form 10-Q
period 2003-03-30
PMC SIERRA INC
filed 2003-05-13
CIK 767920

-------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended March 30, 2003

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

                             Yes ___X____ No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             Yes ___X____ No _______


             Common shares outstanding at May 08, 2003 - 168,959,602
                ------------------------------------------------

                                      INDEX




PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                              Page

          -      Condensed consolidated statements of operations             3

          -      Condensed consolidated balance sheets                       4

          -      Condensed consolidated statements of cash flows             5

          -      Notes to the consolidated financial statements              6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                13

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                        31

Item 4.   Controls and Procedures                                            33


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8 - K                                 33

Signatures                                                                   34

Certifications                                                               35

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)



                                                                           Three months ended
                                                                     ------------------------------
                                                                        Mar 30,          Mar 31,
                                                                         2003             2002
Net revenues
 Networking                                                           $   55,386      $   46,852
 Non-networking                                                                -           4,590
                                                                     -------------   --------------
Total                                                                     55,386          51,442

Cost of revenues                                                          21,885          20,543
                                                                     -------------   --------------
 Gross profit                                                             33,501          30,899


Other costs and expenses:
 Research and development                                                 30,948          36,234
 Marketing, general and administrative                                    12,616          17,111
 Amortization of deferred stock compensation:
  Research and development                                                   399             921
  Marketing, general and administrative                                       13              66
 Restructuring costs                                                       6,644               -
                                                                     -------------   --------------
Loss from operations                                                     (17,119)        (23,433)

Interest and other income, net                                               548           1,421
Gain on investments                                                          531           2,445
                                                                     -------------   --------------
Loss before recovery of income taxes                                     (16,040)        (19,567)

Recovery of income taxes                                                  (4,525)         (5,887)
                                                                     -------------   --------------
Net loss                                                              $  (11,515)     $  (13,680)
                                                                     =============   ==============

Net loss per common share - basic and diluted                         $    (0.07)     $    (0.08)
                                                                     =============   ==============

Shares used in per share calculation - basic and diluted                 171,402         169,513


See notes to the consolidated financial statements.


                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)


                                                                  Mar 30,          Dec 29,
                                                                    2003             2002
                                                                 (unaudited)

ASSETS:
Current assets:
 Cash and cash equivalents                                        $  139,360       $   70,504
 Short-term investments                                              261,693          340,826
 Restricted cash                                                       5,287            5,329
 Accounts receivable, net of allowance for doubtful
  accounts of $2,812 ($2,781 in 2001)                                 15,697           16,621
 Inventories                                                          23,820           26,420
 Deferred tax assets                                                   1,080            1,083
 Prepaid expenses and other current assets                            13,814           15,499
 Short-term deposits for wafer fabrication capacity                   17,213                -
                                                                ---------------  ---------------
  Total current assets                                               477,964          476,282

Investment in bonds and notes                                        146,325          148,894
Other investments and assets                                          20,000           21,978
Deposits for wafer fabrication capacity                                4,779           21,992
Property and equipment, net                                           44,459           51,189
Goodwill and other intangible assets, net                              8,097            8,381
                                                                ---------------  ---------------
                                                                  $  701,624       $  728,716
                                                                ===============  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                 $   19,081       $   24,697
 Accrued liabilities                                                  49,183           53,530
 Income taxes payable                                                 17,251           21,553
 Accrued restructuring costs                                         127,364          129,499
 Deferred income                                                      16,200           17,982
                                                                ---------------  ---------------
  Total current liabilities                                          229,079          247,261

Convertible subordinated notes                                       275,000          275,000
Deferred tax liabilities                                               1,886            2,764

PMC special shares convertible into 3,146 (2002 - 3,196)
 shares of common stock                                                4,968            5,052

Stockholders' equity
 Common stock and additional paid in capital, par value $.001:
  900,000 shares authorized; 168,489 shares issued and
  outstanding (2002 - 167,400)                                       838,678          834,265
 Deferred stock compensation                                            (746)          (1,158)
 Accumulated other comprehensive income                                2,681            3,939
 Accumulated deficit                                                (649,922)        (638,407)
                                                                ---------------  ---------------
  Total stockholders' equity                                         190,691          198,639
                                                                ---------------  ---------------
                                                                  $  701,624       $  728,716
                                                                ===============  ===============
See notes to the consolidated financial statements.




                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Three Months Ended
                                                                         ------------------------------
                                                                             Mar 30,        Mar 31,
                                                                              2003           2002
Cash flows from operating activities:
 Net loss                                                                 $  (11,515)      $ (13,680)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation of property and equipment                                       8,023          10,744
  Amortization of other intangibles                                              284             285
  Amortization of deferred stock compensation                                    412             987
  Amortization of debt issuance costs                                            391             391
  Gain on sale of investments and other assets                                  (518)         (2,445)
  Changes in operating assets and liabilities:
   Accounts receivable                                                           924             450
   Inventories                                                                 2,600           2,661
   Prepaid expenses and other current assets                                   1,685          (5,005)
   Accounts payable and accrued liabilities                                   (9,963)          1,139
   Income taxes payable                                                       (4,302)         (5,003)
   Accrued restructuring costs                                                (2,135)        (10,044)
   Deferred income                                                            (1,782)         (1,828)
                                                                         --------------  --------------
    Net cash used in operating activities                                    (15,896)        (21,348)
                                                                         --------------  --------------

Cash flows from investing activities:
 Change in restricted cash                                                        42               -
 Purchases of short-term investments                                         (67,045)         (5,439)
 Proceeds from sales and maturities of short-term investments                135,590          47,416
 Purchases of long-term bonds and notes                                      (29,073)        (38,803)
 Proceeds from sales and maturities of long-term bonds and notes              42,240               -
 Purchases of other  investments                                                (700)           (492)
 Proceeds from sales of other investments                                        676           4,274
 Purchases of property and equipment                                          (1,307)           (531)
                                                                         --------------  --------------
    Net cash provided by investing activities                                 80,423           6,425
                                                                         --------------  --------------


Cash flows from financing activities:
 Repayment of capital leases and long-term debt                                    -            (108)
 Proceeds from issuance of common stock                                        4,329           5,049
                                                                         --------------  --------------
    Net cash provided by financing activities                                  4,329           4,941
                                                                         --------------  --------------

Net increase (decrease) in cash and cash equivalents                          68,856          (9,982)
Cash and cash equivalents, beginning of the period                            70,504         152,120
                                                                         --------------  --------------
Cash and cash equivalents, end of the period                               $ 139,360       $ 142,138
                                                                         ==============  ==============


Supplemental disclosures of cash flow information:
  Cash paid for interest                                                   $   5,156       $   5,414

See notes to the consolidated financial statements.

                                PMC-Sierra, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Basis of presentation. The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.

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

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). The components of inventories are as follows:



                                           Mar 30,              Dec 29,
(in thousands)                              2003                 2002
------------------------------------------------------------------------

Work-in-progress                          $  8,674             $ 11,409
Finished goods                              15,146               15,011
------------------------------------------------------------------------
                                          $ 23,820             $ 26,420
                                         ===============================

Product warranties. The Company provides a one-year limited warranty on most of its standard products and accrues for the cost of this warranty at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company's accrued warranty obligations from December 31, 2002 to March 30, 2003 is as follows:



(in thousands)
-------------------------------------------------------------------------------

Beginning balance                                                    $   2,399
Accrual for new warranties issued                                          274
Reduction for payments (in cash or in kind)                               (198)
Adjustments related to changes in estimate of warranty accrual              34
-------------------------------------------------------------------------------
                                                                     $   2,509
                                                                    ===========



Stock based compensation. The Company accounts for stock-based compensation in accordance with the intrinsic value method prescribed by APB Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees". Under APB 25, compensation is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the option on the date of grant; this compensation is amortized over the vesting period.

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


                                  Options                      ESPP
                          -------------------------- --------------------------
                            March 30,    March 31,     March 30,    March 31,
                              2003         2002          2003         2002
-------------------------------------------------------------------------------
Expected life (years)         2.9          2.7           1.1          0.6
Expected volatility           101%         101%          107%         119%
Risk-free interest rate       1.9%         2.8%          1.5%         2.9%


The weighted-average estimated fair values of employee stock options granted during the first three months of 2003 and 2002 were $2.98 and $8.65 per share, respectively.

If the computed fair values for the first three months of 2003 and 2002 had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net loss and net loss per share would have been:


                                                                        Three Months Ended
                                                                  ------------------------------

                                                                    Mar 30,           Mar 31,
(in thousands, except per share amounts)                              2003              2002
------------------------------------------------------------------------------------------------
Net loss, as reported                                              $ (11,515)        $ (13,680)

Adjustments:
    Additional stock-based employee compensation expense
    under fair value based method for all awards                     (22,532)          (30,914)
                                                                  ------------------------------
Net loss, adjusted                                                 $ (34,047)        $ (44,594)
                                                                  ============      ============

Basic and diluted net loss per share, as reported                  $   (0.07)        $   (0.08)
                                                                  ============      ============

Basic and diluted net loss per share, adjusted                     $   (0.20)        $   (0.26)
                                                                  ============      ============

Recently issued accounting standards.

In April 2003 the Financial Accounting Standards Board (FASB) issued Statement No. 149 (SFAS No. 149), "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying (as defined within SFAS No. 149) to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively.

The Company will adopt the provisions of SFAS No. 149 for any contracts entered into after June 30, 2003 and are not affected by Implementation Issues that would require earlier adoption. PMC does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. PMC is currently evaluating FIN 46 but does not expect that the adoption of FIN 46 will have a material effect on the Company's results of operations, financial condition or disclosures.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 for the 2002 fiscal year end. Adoption of this statement affected the location of the Company's disclosure within the Consolidated Financial Statements, but will not impact the Company's results of operation or financial position unless the Company changes to the fair value method of accounting for stock-based employee compensation.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The Company has adopted the requirements of FIN 45, which have not had a material impact on the Company's results of operations or financial position.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146 (SFAS 146), "Accounting for Costs
Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan. In January 2003, the Company announced a further restructuring plan, the costs of which have been accounted for in accordance with SFAS 146.


NOTE  2.   Restructuring and Other Costs

Restructuring - January 16, 2003

On January 16, 2003, the Company implemented a corporate restructuring to reduce operating expenses. The restructuring plan included the termination of approximately 175 employees and the closure of design centers in Maryland, Ireland and India. PMC recorded a restructuring charge of $6.6 million for workforce reduction and facility lease costs in the first quarter. The Company will record further restructuring charges in connection with this plan in the second and third quarters of 2003 as such liabilities are incurred.

The following summarizes the activity in the January 2003 restructuring liability during the three-month period ended March 30, 2003:

                                                            Restructuring
                         Total Charge          Cash          Liability at
(in thousands)          January 16, 2003     Payments       March 30, 2003
----------------------------------------------------------------------------

Workforce reduction        $   6,384        $ (2,154)         $  4,230

Facility lease
 settlement costs                260             (59)              201

----------------------------------------------------------------------------

Total                      $   6,644        $ (2,213)         $  4,431
                       =====================================================




Restructuring - October 18, 2001

PMC implemented a restructuring plan in the fourth quarter of 2001 to reduce its operating cost structure. This restructuring plan included the termination of 341 employees, the consolidation of additional excess facilities, and the curtailment of additional research and development projects. As a result, the Company recorded a restructuring charge of $175.3 million in the fourth quarter of 2001.

The following summarizes the activity in the October 2001 restructuring liability during the first quarter:



                               Restructuring                     Restructuring
                                Liability at        Cash          Liability at
(in thousands)                December 31, 2002   Payments       March 30, 2003
--------------------------------------------------------------------------------

Facility lease and
 contract settlement costs      $ 129,499        $ (6,566)         $ 122,933
                              ==================================================



The Company has completed the restructuring activities contemplated in the October 2001 plan, but has not yet disposed of all its surplus leased facilities.


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

                                          Three Months Ended
                                 ------------------------------------
                                      Mar 30,              Mar 31,
(in thousands)                         2003                 2002
---------------------------------------------------------------------

Net revenues

 Networking                        $    55,386           $   46,852
 Non-networking                              -                4,590
---------------------------------------------------------------------
 Total                             $    55,386           $   51,442
                                 ====================================

Gross profit

 Networking                        $    33,501           $   28,934
 Non-networking                              -                1,965
---------------------------------------------------------------------
 Total                             $    33,501           $   30,899
                                 ====================================


NOTE  4.   Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:



                                                      Three Months Ended
                                               --------------------------------
                                                   Mar 30,           Mar 31,
(in thousands)                                       2003              2002
-------------------------------------------------------------------------------

Net loss                                         $ (11,515)        $ (13,680)
Other comprehensive income (loss):
Change in net unrealized gains on investments       (1,258)          (13,615)

-------------------------------------------------------------------------------
Total                                            $ (12,773)        $ (27,295)
                                               ================================



NOTE 5.   Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income loss per share:



                                                      Three Months Ended
                                               ---------------------------------
                                                  Mar 30,             Mar 31,
(in thousands, except per share amounts)           2003                2002
--------------------------------------------------------------------------------

Numerator:
  Net loss                                        $ (11,515)       $ (13,680)
                                               =================================

Denominator:
  Basic and diluted weighted average
  common shares outstanding (1)                     171,402          169,513
                                               =================================

Basic and diluted net loss per share              $   (0.07)       $  (0.08)
                                               =================================



The Company had approximately 2 million options outstanding at March 30, 2003 and 8 million options outstanding at March 31, 2002 that were not included in diluted net loss per share because they would be anti-dilutive.

(1) PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.


NOTE 6.   Voluntary Stock Option Exchange Offer

In August 2002, the Company offered to eligible stock option holders an opportunity to voluntarily exchange certain stock options outstanding under the Company's equity-based incentive plans. Under the program, participants were able to tender for cancellation stock options granted within a specified period with exercise prices at or above $8.00 per share, in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Pursuant to the terms and conditions set forth in the Company's offer, each eligible participant received new options to purchase an equivalent number of PMC shares for each tendered option with an exercise price of less than $60.00. For each tendered option with an exercise price of $60.00 or more, each eligible participant received a new option to purchase a number of PMC shares equal to one share for each four unexercised shares subject to the tendered option.

On September 26, 2002, the Company cancelled  options to purchase  approximately
19.3 million shares of common stock with a weighted average exercise price of $35.98. In exchange for these stock options and pursuant to the terms and conditions set forth in the Company's offer, the Company granted options to purchase approximately 16.6 million shares of common stock on March 31, 2003 with an exercise price of $5.95, which was the closing price of the Company's stock on the grant date.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates", "believes", "plans",
"expects", "future", "intends", "may", "will", "should", "estimates", "predicts", "potential", "continue", "becoming", "transitioning" and similar expressions to identify such forward-looking statements.

These forward-looking statements apply only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described under "Factors That You Should Consider Before Investing in PMC-Sierra" and elsewhere in this Quarterly Report. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others, our business outlook, revenues, capital resources sufficiency, capital expenditures, restructuring activities, and expenses.


Results of Operations

First Quarters of 2003 and 2002


Net Revenues ($000,000)
                                         First Quarter
                                  --------------------------
                                       2003          2002      Change

Networking products                  $ 55.4        $ 46.8        18%
Non-networking products                   -           4.6     ( 100%)
                                  --------------------------
Total net revenues                   $ 55.4        $ 51.4         8%
                                  ==========================


Net revenues for the first quarter of 2003 were $55.4 million compared to $51.4 million for the first quarter of 2002. Networking revenues increased $8.6 million while non-networking revenues declined $4.6 million. Our non-networking product was discontinued in 2002 and this decline in revenue was consistent with our previously announced business plans.

Our networking revenues increased 18% over the same period a year ago. Higher unit sales positively impacted revenues by increasing sales $12.1 million, while reductions in average selling price partially offset this increase by approximately $3.5 million.

Gross Profit ($000,000)
                                                First Quarter
                                         ----------------------------
                                             2003            2002        Change

Networking products                         $  33.5       $  28.9          16%
Non-networking products                           -           2.0       ( 100%)
                                         ----------------------------
Total gross profit                          $  33.5       $  30.9           8%
                                         ============================
   Percentage of net revenues                   60%           60%



Total gross profit increased $2.6 million, or 8%, in the first quarter of 2003 compared to the same quarter a year ago.

Networking gross profit for the first quarter of 2003 increased by $4.6 million from the first quarter of 2002 primarily due to an increase in networking unit sales.

Networking gross profit as a percentage of networking revenues decreased 1.3% from 61.8% in the first quarter of 2002 to 60.5% in the first quarter of 2003. This decrease resulted primarily from:

   o generating a greater portion of our sales from higher volume but lower margin applications, lowering networking gross profit by approximately 7 percentage points ;

   o reductions in our direct manufacturing costs increased gross profit by approximately 6 percentage points;

   o reductions   in  our  average   selling   price  reduced  gross  profit  by
     approximately 2 percentage points; and

   o fixed manufacturing costs were allocated over a higher volume of shipments, which improved gross profit by approximately 2 percentage points.


Non-networking gross profit for the first quarter of 2003 declined to zero from $2.0 million in the first quarter of 2002, as we did not sell any non-networking products during the quarter.


Operating Expenses and Charges ($000,000)
                                                    First Quarter
                                              -------------------------
                                                  2003           2002     Change

Research and development                        $  30.9        $ 36.2     ( 15%)
Percentage of net revenues                          56%           70%

Marketing, general and administrative           $  12.6        $ 17.1     ( 26%)
Percentage of net revenues                          23%           33%

Amortization of deferred stock compensation:
 Research and development                       $   0.4        $  0.9
 Marketing, general and administrative              0.0           0.1
                                              -------------------------
                                                $   0.4        $  1.0
                                              -------------------------
Percentage of net revenues                           1%            2%

Restructuring costs                             $   6.6        $   -

         Research and Development and Marketing, General and
         Administrative Expenses:

Our research and development, or R&D, expenses decreased by $5.3 million, or 15%, in the first quarter of 2003 compared to the same quarter a year ago due to the restructuring program implemented in the first quarter of 2003 and ongoing cost reduction initiatives. As a result, we reduced our R&D personnel and related costs by $1.1 million and other R&D expenses by $4.2 million compared to the first quarter of 2002.

Our marketing, general and administrative, or MG&A, expenses decreased by $4.5 million, or 26%, in the first quarter of 2003 compared to the same quarter a year ago. As a result of the restructuring and cost reduction programs since 2001, we reduced our MG&A personnel and related costs by $2.1 million and other MG&A expenses by $2.4 million compared to the first of 2002.


         Amortization of Deferred Stock Compensation:

We recorded a non-cash charge of $0.4 million for amortization of deferred stock compensation in the first quarter of 2003 compared to a $1.0 million charge in the first quarter of 2002. Deferred stock compensation charges decreased compared to the same quarter last year due to the accelerated amortization of deferred stock compensation, which results in a declining amortization expense over the amortization period.


         Restructuring

On January 16, 2003, we implemented a corporate restructuring to reduce operating expenses. The restructuring plan included the termination of 175 employees and the closure of four product development centers in Maryland, Ireland and India. We expect to incur total costs of $12-14 million in connection with this plan and recorded a $6.6 million charge for workforce reduction and facility lease cost in the first quarter. We made cash payments of $2.2 million in the first quarter, in connection with this restructuring. We will record further restructuring charges in connection with this plan in the second and third quarters of 2003 as we incur such liabilities.

During the first quarter, we paid out $6.6 million in connection with October 2001 restructuring activities. See "Critical Accounting Estimates". We did not have any changes in estimates relating to our 2001 restructuring activities that affected the Statements of Operations.


Interest and other income, net

Net interest and other income decreased to $0.5 million in the first quarter of 2003 from $1.4 million in the first quarter of 2002. Interest income decreased as we earned lower investment yields on lower average cash balances.


Gain on investments

During the first quarter of 2003, we realized a pre-tax gain of approximately $0.5 million as a result of our disposition of a portion of our public company investments.


Provision for income taxes

We recorded a tax recovery of $4.5 million in the first quarter of 2003 relating to losses and tax credits generated in Canada, which will result in a recovery of taxes paid in prior periods. We have provided a valuation allowance on other deferred tax assets generated in the quarter because of uncertainty regarding their realization.


Critical Accounting Estimates


         General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on form 10-K for the period ended December 29, 2002, which also provides commentary on our most critical accounting estimates. The following estimates were of note during the first quarter of 2003.


         Restructuring charges  - Facilities

In calculating the cost to dispose of our excess facilities, we had to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs for the affected facilities, and the timing and rate at which we might be able to sublease or complete negotiations of a lease termination agreement for each site. To form our estimates for these costs we performed an assessment of the affected facilities and considered the current market conditions for each site.

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans, which was approximately 53% of the estimated total future operating cost and lease obligation for those sites. As at March 30, 2003 the remaining restructuring accrual for facilities is 50% of the estimated total future operating costs and lease obligations for the remaining sites, which we believe remains sufficient to cover anticipated settlement costs. However, our assumptions on either the lease termination payments, operating costs until terminated, or the amounts and timing of offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates.

In the first quarter of 2003, we announced a further restructuring of our operations, which will result in the closing of four of our product development sites. We recorded in the first quarter our estimate of the costs associated with closing one of these sites. We will record a charge for the closing of the other three sites when we cease use of the sites. Our current estimate of costs for the closing of all four sites is from $4 million to $5 million, which represents just over 50% of the estimated total future operating costs and lease obligations for the effected sites.


Business Outlook

Forecasting our revenue outlook in the current slow economic climate is difficult. Currently many of our customers wait until the last possible moment before ordering products, and then limit their order to an amount that is the minimum required to produce equipment to meet specified customer demand. Our quarterly revenues may continue to vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate that our revenues will increase in the second quarter to $58 - $60 million, or an increase of 5% to 8% from the first quarter of 2003. Our estimate regarding second quarter revenues is based on orders already shipped at the date of this report, order backlog scheduled to be shipped during the remainder of the quarter, and an estimate of new orders we expect to receive and ship before the end of the quarter. We believe that our forecasted increase in second quarter revenues will primarily be the result of depletion of excess inventories of our products at some of our customers and slightly improved demand for products that are sold for customer application in digital subscriber line (DSL) markets.

We expect aggregate spending on research and development (R&D) and marketing, general and administrative (MG&A) expenses to increase slightly in the second quarter as we expect higher new product development costs as an increased number of newly developed products are completed. As new products are completed, they are sent to third parties for creation of mask sets, and manufacture of prototype and engineering parts for testing. These costs are variable in nature, depend upon the timing of actual completion of product designs and are charged to development expense as incurred. We expect to reduce R&D and MG&A spending in the third quarter of 2003 relative to the second quarter of 2003 as we realize the full effect of the restructuring program we implemented on January 16, 2003.

As a result of the restructuring program we implemented in January 2003, we expect to record total restructuring charges of $12-14 million related to workforce reduction, facility lease costs and related asset impairments. PMC recorded $6.6 million in such charges in the first quarter and we expect to record additional charges totaling $6 to $8 million over the next two quarters as we carry out this restructuring program.

We incur a significant portion of operating costs, primarily salaries and facilities costs, in Canadian dollars and will continue to do so in the foreseeable future while substantially all of our revenues are denominated in US dollars. In the first quarter of 2003, such costs represented approximately 30% of our operating expenses. We fund our Canadian operations by purchasing Canadian dollars, and funded the first quarter operating expenses at an exchange rate $0.656 US per Canadian dollar. Given that the US dollar has and may continue to decline in value compared to the Canadian dollar, the cost of our Canadian operations expressed in US dollars may continue to increase in the future. As of the filing of this report the exchange rate was $ 0.719 US per Canadian dollar, which will increase our operating costs going forward if management is not able to otherwise identify and implement other cost savings opportunities.

We expect no net interest income as the yields we earn on our cash, short-term investments and long-term investments in bonds and notes continue to decline, while the interest rate associated with our convertible subordinate debt, the largest component of interest expense, is fixed at 3.75%.


Liquidity & Capital Resources

Our principal source of liquidity at March 30, 2003 was $552.7 million in cash and investments, which included $406.4 million in cash, cash equivalents and short-term investments and $146.3 million of long-term investments in bonds and notes, which mature within 12 and 30 months.

In the first three months of 2003, we used $15.9 million of cash for operating activities and $1.3 million of cash for purchases of property and equipment. We generated $4.3 million of cash through financing activities, primarily the issuance of common stock under our equity-based compensation plans.

We have cash commitments made up of the following:


As at March 30, 2003 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          After
Contractual Obligations                          Total          2003       2004       2005        2006        2007         2007
Operating Lease Obligations:
    Minimum Rental Payments                   $   265,985     $ 23,971   $ 31,528    $ 30,677    $ 29,872    $ 31,439    $ 118,498
    Estimated Operating Cost Payments              57,686        5,647      7,117       7,025       6,516       6,319       25,062
Long Term Debt:
    Principal Repayment                           275,000            -          -           -     275,000           -            -
    Interest Payments                              36,095        5,156     10,313      10,313      10,313           -            -
Purchase Obligations                                3,850        2,473      1,377           -           -           -            -
                                          ------------------------------------------------------------------------------------------
                                                  638,616     $ 37,247   $ 50,335    $ 48,015   $ 321,701    $ 37,758    $ 143,560
                                                           =========================================================================
Venture Investment Commitments (see below)         37,403
                                          -----------------
Total Contractual Cash Obligations            $   676,019
                                          =================



Approximately $254.4 million of the minimum rental payments and estimated operating costs identified in the table above relate to operating leases for vacant and excess office facilities. We are currently negotiating settlements of these leases and may incur significant related cash expenditures. We expect to expend a significant portion of the $122.9 million we have accrued for restructuring costs in settlement of these obligations on completion of negotiations in the coming two quarters. See Note 2 to the Consolidated Financial Statements for additional information regarding restructuring and other costs.

Our long-term debt requires semi-annual interest payments of approximately $5.2 million to holders of our convertible notes. These interest payments are due on February 15 and August 15 of each year, with the last payment of interest and $275 million in principal being due on August 15, 2006.

We participate in four professionally managed venture funds that invest in early-stage private technology companies. From time to time these funds request additional capital for private placements. We have committed to invest an additional $37.4 million into these funds, which may be requested by the fund managers at any time over the next seven years.

We have a line of credit with a bank that allows us to borrow up to $5.3 million provided we maintain eligible investments with the bank in an amount equal to our drawings. At March 30, 2003 we had committed all of this facility under letters of credit as security for office leases.

We believe that existing sources of liquidity will satisfy our restructuring obligations and our projected operating, working capital, venture investing, debt interest, capital expenditure and wafer deposit requirements through the end of 2003. We expect to spend $7.6 million on new capital additions during the remainder of 2003.


Recently issued accounting standards

In April 2003 the Financial Accounting Standards Board (FASB) issued Statement No. 149 (SFAS No. 149), "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying (as defined within SFAS 149) to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively.

We will adopt the provisions of SFAS No. 149 for any contracts entered into after June 30, 2003. PMC is not affected by Implementation Issues that would require earlier adoption. We do not expect the adoption of this Statement will have a material impact on our results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating FIN 46 but do not expect that the adoption of FIN 46 will have a material effect on the Company's results of operations, financial condition or disclosures.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. PMC adopted SFAS 148 for its 2002 fiscal year end. Adoption of this statement affected the location of our disclosure within the Consolidated Financial Statements, but will not impact our results of operation or financial position unless we change to the fair value method of accounting for stock-based employee compensation.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. We adopted the requirements of FIN 45, which did not had a material impact on our results of operations or financial position.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan. In January 2003, we announced a further restructuring plan, the costs of which have been accounted for in accordance with SFAS 146.

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

         Our revenues may decline as our customers face unpredictable and volatile demand for their products.

Our customers have reported that demand for their products remains weak and may fluctuate from current levels depending on their customers' specific needs. Several of our customers' clients have lowered their forecasts for capital expenditures as they carefully manage cash usage and expense levels, purchasing equipment which may generate a financial return on a shorter time horizon. The equipment to which they shift may not incorporate, or may incorporate fewer, of our products.

In response to the actual and anticipated declines in networking equipment demand, many of our customers and their contract manufacturers have undertaken initiatives to significantly reduce expenditures and excess component inventories. Many platforms in which our products are designed have been cancelled as our customers cancel or restructure product development initiatives or as venture-financed startup companies fail. Our revenues may be materially and adversely impacted in future quarters if these conditions continue or worsen.

Our customers' actions have reduced our visibility of future revenue streams. As most of our costs are fixed in the short term, a further reduction in demand for our products may cause a further decline in our gross and net margins.

While we believe that our customers and their contract manufacturers are consuming a portion of their inventory of PMC products, we believe that those inventories, as well as the weakened demand that our customers are experiencing for their products, may continue to depress our revenues and profit margins in future quarters (see "Business Outlook" above). We cannot accurately predict when demand for our products will strengthen or how quickly our customers will consume their inventories of our products.

         We may fail to meet our demand forecasts if our customers cancel or delay the purchase of our products.

Many of our customers have numerous product lines, numerous component requirements for each product, sizeable and complex supplier structures, and often engage contract manufacturers for additional manufacturing capacity. This makes forecasting their production requirements difficult and can lead to an inventory surplus of certain of their components.

Our customers often shift buying patterns as they manage inventory levels, decide to use competing products, are acquired or divested, market different products, or change production schedules. Customers are more frequently requesting shipment of our products at less than our normal lead times. We may be unable to deliver products to customers when they require them if we incorrectly estimate future demand, and this may lead to higher fluctuations in shipments of our products.

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

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and
Hewlett Packard each accounted for more than 10% of our first quarter 2003 revenues. Both of these customers have announced expected declines in their future revenues for some of their products that could reduce the quantities of our products that they will buy.

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

         If demand for our products declines, we may have to add to our inventory reserve, which would lead to a further decline in our operating profits.

We have a reserve against excess inventory based on our revenue expectations through the next four quarters. If future demand for our products does not meet our expectations, we may need to take an additional write-down of inventory.

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

We have announced a number of new products and design wins for existing and new products. While some industry analysts may use design wins as a metric for future revenues, many design wins do not generate revenues, as customer projects are cancelled or are not adopted by their end customers. In the event a design win generates revenue, the amount of revenue will vary greatly from one design win to another. Most revenue-generating design wins take greater than two years to generate meaningful revenue.

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

On January 16th, 2003, we implemented plans to restructure our operations through a workforce reduction of 175 employees and the shutdown of four of our product development sites. We recorded a charge of $6.6 million in the first quarter of 2003, and estimate that we will record a further cost for this restructuring plan of $6 to $8 million over the second and third quarters of 2003.

We reduced the work force and consolidated or closed excess facilities in an effort to bring our expenses into line with our reduced revenue expectations. However, if our revenues do not increase, we expect to continue to incur net losses.

While management uses all available information to estimate these restructuring costs, particularly facilities costs, our estimates may prove to be inadequate. If our actual sublease revenues or exiting negotiations differ from our original assumptions, we may have to record additional charges, which could materially affect our results of operations, financial position and cash flow.

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

We are facing additional competition from companies who have excess capacity and who are able to offer our OEM customers similar products to ours. Excess capacity, in tandem with the significant decrease in demand for OEM equipment, has created downward pricing pressure on our products.

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

The Enterprise, Storage and Consumer markets are already serviced by incumbent suppliers who have established relationships with customers. We may be unsuccessful in displacing these suppliers, or having our products designed into products for different market needs. In order to compete against incumbents, we may need to lower our prices to win new business, which could lower our gross margin. We may incur increased research, development and sales costs to address these new markets.

If foreign exchange rates fluctuate significantly, our profitability may decline.

We are exposed to foreign currency rate fluctuations because a significant part of our development, test, marketing and administrative costs are denominated in Canadian dollars, and our selling costs are denominated in a variety of currencies around the world. The US dollar has and may continue to devalue compared to the Canadian dollar. While we have adopted a foreign currency risk management policy, which is intended to reduce the effects of short-term fluctuations, our policy may not be effective and it does not address long-term fluctuations.

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

Although we, and our customers and our suppliers rigorously test our products, our highly complex products regularly contain defects or bugs. We have in the past experienced, and may in the future experience, these defects and bugs. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products. This could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers.

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

We participate in funds that invest in early-stage private technology companies to gain access to emerging technologies. These companies possess unproven technologies and our investments may or may not yield positive returns. We currently have commitments to invest $37.4 million in such funds. In addition to consuming significant amounts of cash, these investments are risky because the technologies that these companies are developing may not reach commercialization. We may record an impairment charge to our operating results should we determine that these funds have incurred a non-temporary decline in value.


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

We do not own or operate a wafer fabrication facility. Three outside foundries in Asia supply greater than 90% of our semiconductor device requirements. Our foundry suppliers also produce products for themselves and other companies. In addition, we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the foundries we use are unable or unwilling to manufacture our products in required volumes, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, to satisfy our production requirements.

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

Severe acute respiratory syndrome, or SARS, may disrupt our wafer fabrication or assembly manufacturers located in Asia which could adversely impact our ability to ship orders, reducing our revenues in that quarter

         We depend on a limited number of design software suppliers, the loss of which could impede our product development.

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

We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are held at amortized cost, while available-for-sale investments are held at fair market value. Available-for-sale securities represented less than 18% of our investment portfolio as of March 30, 2003.

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

Based on a sensitivity analysis performed on the financial instruments held at March 30, 2003 that are sensitive to changes in interest rates, the impact to the fair value of our investment portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $2.4 million, $4.8 million and $7.2 million respectively.


         Other Investments:

Other investments at March 30, 2003 include a minority investment of approximately 1.9 million shares of Sierra Wireless Inc., a publicly traded company. These securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of income taxes.

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


         Foreign Currency:

Our sales and corresponding receivables are made primarily in United States dollars. We generate a significant portion of our revenues from sales to customers located outside the United States including Canada, Europe, the Middle East and Asia. We are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

Through our operations in Canada and elsewhere outside the United States, we incur research and development, customer support costs and administrative expenses in Canadian and other foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we typically forecast our operational currency needs, purchase such currency on the open market at the beginning of an operational period, and hold these funds as a hedge against currency fluctuations. We usually limit the operational period to 3 months or less. Because we do not engage in foreign currency exchange rate fluctuation risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.

While we expect to utilize this method of managing our foreign currency risk in the future, we may change our foreign currency risk management methodology and utilize foreign exchange contracts that are currently available under our operating line of credit agreement.

We regularly analyze the sensitivity of our foreign exchange positions to measure our foreign exchange risk. At March 30, 2003, a 10% shift in foreign exchange rates would not have materially impacted our other income because our foreign currency net asset position was immaterial.

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


Part II - OTHER INFORMATION

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

    o        10.1      1991 Employee Stock Purchase Plan, as amended

    o        10.2      1994 Incentive Stock Plan, as amended

    o        11.1      Calculation of income (loss) per share  *1

    o        99.1      Certification    Pursuant   to   Section   906   of   the
                       Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

    o        99.2      Certification    Pursuant   to   Section   906   of   the
                       Sarbanes-Oxley Act of 2002 (Chief Financial Officer)


(b) Reports on Form 8-K -

    - A Current Report on Form 8-K was filed on January 27, 2003 to report fourth quarter and year end 2002 financial results and to report a corporate restructuring.

--------
*1 Refer to Note 5 of the financial statements included in Item I of Part I of this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PMC-SIERRA, INC.
                                       (Registrant)


Date:    May 12, 2003                  /S/  Alan F. Krock
         ------------                  -----------------------------------------
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

Date:    May 12, 2003                          /S/  Robert L. Bailey
         ------------                          ---------------------------------
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


Date:    May 12, 2003                      /S/  Alan F. Krock
         ------------                           --------------------------------
                                                Alan F. Krock
                                                Vice President, Finance
                                                Chief Financial Officer and
                                                Principal Accounting Officer