Form 10-Q
period 2003-06-29
PMC SIERRA INC
filed 2003-08-12
CIK 767920

-------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended June 29, 2003


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

                            Yes ___X____  No _______


            Common shares outstanding at July 30, 2003 - 170,438,958

                ------------------------------------------------

                                      INDEX




PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                            Page

          -      Condensed consolidated statements of operations            3

          -      Condensed consolidated balance sheets                      4

          -      Condensed consolidated statements of cash flows            5

          -      Notes to the condensed consolidated
                 financial statements                                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              14

Item 3.   Quantitative and Qualitative Disclosures About

          Market Risk                                                      37

Item 4.   Controls and Procedures                                          38



PART II - OTHER INFORMATION


Item 4.  Submission of matters to a vote by stockholders                   39

Item 6.  Exhibits and Reports on Form 8 - K                                39

Signatures                                                                 40

Certifications                                                             41

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements


                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)



                                                                      Three months ended                Six Months Ended
                                                                 -----------------------------    ----------------------------
                                                                    Jun 29,        Jun 30,          Jun 29,        Jun 30,
                                                                      2003           2002             2003           2002
Net revenues
 Networking                                                       $     59,610    $    53,885      $   114,996    $   100,737
 Non-networking                                                            768            626              768          5,216
                                                                 --------------  -------------    -------------  -------------
Total                                                                   60,378         54,511          115,764        105,953

Cost of revenues                                                        21,301         20,774           43,186         41,317
                                                                 --------------  -------------    -------------  -------------
 Gross profit                                                           39,077         33,737           72,578         64,636

Other costs and expenses:
 Research and development                                               32,173         34,438           63,121         70,672
 Marketing, general and administrative                                  12,151         16,451           24,767         33,562
 Amortization of deferred stock compensation:
  Research and development                                                 (82)           764              317          1,685
  Marketing, general and administrative                                     95             61              108            127
 Restructuring costs                                                     7,260              -           13,904              -
                                                                 --------------  -------------    -------------  -------------
Loss from operations                                                   (12,520)       (17,977)         (29,639)       (41,410)

Interest and other income, net                                            (106)         1,339              442          2,760
Net gain on investments                                                  1,962            619            2,493          3,064
                                                                 --------------  -------------    -------------  -------------
Loss before recovery of income taxes                                   (10,664)       (16,019)         (26,704)       (35,586)

Recovery of income taxes                                                (1,499)        (4,428)          (6,024)       (10,315)
                                                                 --------------  -------------    -------------  -------------
Net loss                                                          $     (9,165)   $   (11,591)     $   (20,680)   $   (25,271)
                                                                 ==============  =============    =============  =============

Net loss per common share - basic and diluted                     $      (0.05)   $     (0.07)     $     (0.12)   $     (0.15)
                                                                 ==============  =============    =============  =============

Shares used in per share calculation - basic and diluted               172,289        169,798          171,846        169,656


See notes to the consolidated financial statements.


                                PMC-Sierra, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                       Jun 29,        Dec 29,
                                                                        2003           2002
                                                                     (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                                           $   300,196    $    70,504
 Short-term investments                                                  172,401        340,826
 Restricted cash                                                           6,037          5,329
 Accounts receivable, net of allowance for doubtful
  accounts of $2,819 ($2,781 in 2002)                                     20,727         16,621
 Inventories                                                              22,057         26,420
 Deferred tax assets                                                       1,123          1,083
 Prepaid expenses and other current assets                                16,235         15,499
 Short-term deposits for wafer fabrication capacity                        9,147              -
                                                                    -------------- --------------

  Total current assets                                                   547,923        476,282

Investment in bonds and notes                                             84,743        148,894
Other investments and assets                                               9,426         21,978
Deposits for wafer fabrication capacity                                    4,779         21,992
Property and equipment, net                                               37,621         51,189
Goodwill and other intangible assets, net                                  7,907          8,381
                                                                    -------------- --------------

                                                                     $   692,399    $   728,716
                                                                    ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                    $    18,829    $    24,697
 Accrued liabilities                                                      53,728         53,530
 Income taxes payable                                                     15,605         21,553
 Accrued restructuring costs                                             120,886        129,499
 Deferred income                                                          17,002         17,982
                                                                    -------------- --------------

  Total current liabilities                                              226,050        247,261

Convertible subordinated notes                                           275,000        275,000
Deferred tax liabilities                                                      74          2,764

PMC special shares convertible into 3,104 (2002 - 3,196)
 shares of common stock                                                    4,891          5,052

Stockholders' equity
 Common stock and additional paid in capital, par value $.001:
   900,000 shares authorized; 169,295 shares issued and
   outstanding (2002 - 167,400)                                          845,815        834,265
 Deferred stock compensation                                                (412)        (1,158)
 Accumulated other comprehensive income                                       68          3,939
 Accumulated deficit                                                    (659,087)      (638,407)
                                                                    -------------- --------------

  Total stockholders' equity                                             186,384        198,639
                                                                    -------------- --------------

                                                                     $   692,399    $   728,716
                                                                    ============== ==============


See notes to the consolidated financial statements.

                                PMC-Sierra, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Six Months Ended
                                                                             ------------------------------
                                                                               Jun 29,         Jun 30,
                                                                                 2003            2002
Cash flows from operating activities:
 Net loss                                                                     $   (20,680)    $   (25,271)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation of property and equipment                                           15,031          21,154
  Amortization of other intangibles                                                   474             570
  Amortization of deferred stock compensation                                         425           1,812
  Amortization of debt issuance costs                                                 782             782
  Gain on sale of investments and other assets                                     (5,980)         (3,074)
  Impairment of other investments                                                   3,500               -
  Noncash restructuring costs                                                       1,311               -
  Changes in operating assets and liabilities:
   Accounts receivable                                                             (4,106)          2,169
   Inventories                                                                      4,363           2,876
   Prepaid expenses and other current assets                                       (1,037)         (2,739)
   Accounts payable and accrued liabilities                                        (5,670)          2,336
   Income taxes payable                                                            (5,948)          1,168
   Accrued restructuring costs                                                     (8,698)        (18,089)
   Deferred income                                                                   (980)         (4,448)
                                                                             --------------  --------------
    Net cash used in operating activities                                         (27,213)        (20,754)
                                                                             --------------  --------------

Cash flows from investing activities:
 Change in restricted cash                                                           (708)              -
 Purchases of short-term investments                                              (71,239)         (5,439)
 Proceeds from sales and maturities of short-term investments                     244,369          64,148
 Purchases of long-term bonds and notes                                           (95,874)        (89,853)
 Proceeds from sales and maturities of long-term bonds and notes                  155,225          20,879
 Purchases of other  investments                                                     (700)           (602)
 Proceeds from sales of other investments                                           8,402           4,993
 Proceeds from refund of wafer fabrication deposits                                 8,066               -
 Purchases of property and equipment                                               (2,346)         (1,985)
                                                                             --------------  --------------
    Net cash provided by (used in) investing activities                           245,195          (7,859)
                                                                             --------------  --------------

Cash flows from financing activities:
 Repayment of capital leases and long-term debt                                         -            (312)
 Proceeds from issuance of common stock                                            11,710           8,810
                                                                             --------------  --------------
    Net cash provided by financing activities                                      11,710           8,498
                                                                             --------------  --------------


Net increase (decrease) in cash and cash equivalents                              229,692         (20,115)
Cash and cash equivalents, beginning of the period                                 70,504         152,120
                                                                             --------------  --------------
Cash and cash equivalents, end of the period                                  $   300,196     $   132,005
                                                                             ==============  ==============


Supplemental disclosures of cash flow information:
 Cash paid for interest                                                       $     5,156     $     5,414

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


Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.


Estimates. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes, restructuring costs and contingencies. Actual results could differ from these estimates.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). The components of inventories are as follows:

                                      Jun 29,          Dec 29,
(in thousands)                          2003             2002
----------------------------------------------------------------
Work-in-progress                    $  7,937         $  11,663
Finished goods                        14,120            14,757
----------------------------------------------------------------
                                    $ 22,057         $  26,420
                                  ============     =============


Product warranties. The Company provides a one-year limited warranty on most of its standard products and accrues for the cost of this warranty at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company's accrued warranty obligations from December 31, 2002 to June 29, 2003 is as follows:

                                                        Six months
                                                    ended June 29, 2003
(in thousands)
------------------------------------------------------------------------

Beginning balance                                        $   2,399
Accrual for new warranties issued                              558
Reduction for payments (in cash or in kind)                   (216)
Adjustments related to changes in estimate
 of warranty accrual                                          (111)
------------------------------------------------------------------------
Ending balance, June 29, 2003                            $   2,630
                                                      ==================


Derivatives and Hedging Activities. PMC's net income (loss) and cash flows may be negatively impacted by fluctuating foreign exchange rates. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income (loss) when the hedged item affects net income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss).

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


Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, " Accounting for Stock-Based Compensation" for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated using both the single and multiple option approach, recognizing forfeitures as they occur, assuming no expected dividends and using the following weighted average assumptions:

                                             Three Months Ended
                            ----------------------------------------------------
                                     Options                       ESPP
                            -------------------------   ------------------------

                             June 29,      June 30,       June 29,      June 30,
                               2003          2002           2003          2002
--------------------------------------------------------------------------------
Expected life (years)           2.6           2.8             1.2          0.6
Expected volatility            102%          101%            105%         121%
Risk-free interest rate        1.6%          2.8%            1.4%         2.3%


                                               Six Months Ended
                             ---------------------------------------------------
                                     Options                       ESPP
                             ------------------------   ------------------------
                             June 29,      June 30,       June 29,      June 30,
                               2003          2002           2003          2002
--------------------------------------------------------------------------------
Expected life (years)           2.8           2.8             1.1          0.6
Expected volatility            101%          101%            107%         120%
Risk-free interest rate        1.8%          2.8%            1.5%         2.9%



The weighted-average estimated fair values of employee stock options granted for the three months ending June 30, 2003 and 2002 were $4.99 and $8.25 per share, respectively. The weighted-average estimated fair values of employee stock options granted for the six months ending June 30, 2003 and 2002 were $3.64 and $8.29 per share, respectively.

If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net loss and net loss per share would have been:


                                                               Three Months Ended                Six Months Ended
                                                          -----------------------------   -----------------------------
                                                             June 29,      June 30,         June 29,       June 30,
(in thousands, except per share amounts)                       2003          2002             2003           2002
---------------------------------------------------------------------------------------   -----------------------------
Net loss, as reported                                       $  (9,165)     $ (11,591)       $ (20,680)     $ (25,271)
Adjustments:
    Additional stock-based employee compensation expense
    under fair value based method for all awards              (13,232)       (27,479)         (35,764)       (58,317)
                                                          -------------- --------------   -------------- --------------
Net loss, adjusted                                          $ (22,397)     $ (39,070)       $ (56,444)     $ (83,588)
                                                          ============== ==============   ============== ==============
Basic and diluted net loss per share, as reported           $   (0.05)     $   (0.07)       $   (0.12)     $   (0.15)
                                                          ============== ==============   ============== ==============
Basic and diluted net loss per share, adjusted              $   (0.13)     $   (0.23)       $   (0.33)     $   (0.49)
                                                          ============== ==============   ============== ==============


Recently issued accounting standards. In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". SFAS 150 requires certain financial instruments that were accounted for as equity under previous guidance to now be accounted for as a liability. SFAS No. 150 applies to mandatorily redeemable stock and certain financial instruments that require or may require settlement by transferring cash or other assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not issued any financial instruments that fall under the scope of SFAS No. 150 and does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's consolidated financial position or disclosures.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. PMC does not expect that the adoption of FIN 46 will have a material effect on the Company's results of operations, financial condition or disclosures.


NOTE  2.  Derivatives Instruments and Hedging Activities

PMC generates sales in U.S. dollars but incurs certain operating expenses in various foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

Currency forward contracts that are used to hedge exposures to variability in forecasted foreign currency cash flows are designated as cash flow hedges. The maturities of these instruments are less than twelve months. For these derivatives, the gain or loss from the effective portion of the hedge is initially reported as a component of other comprehensive income in stockholder's equity and subsequently reclassified to earnings in the same period in which the hedged transaction affects earnings. The gain or loss from the ineffective portion of the hedge is recognized in interest and other expense immediately.

Currency forward contracts that are used to offset the currency risk of non-U.S.-dollar denominated firm commitments are designated as fair value hedges. Changes in the fair value of underlying firm commitments are generally offset by changes in fair value of the related derivative designated as a hedge, with the resulting net gain or loss, if any, recorded in interest and other expense.

At June 29, 2003, the Company had a currency forward contract outstanding that qualified and was designated as a cash flow hedge. The U.S. dollar notional amount of this contract was $14.4 million and the contract had an immaterial fair value as of June 29, 2003. No portion of the hedging instrument's gain was excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings.


NOTE  3.   Restructuring and Other Costs

During the first half of 2003, the Company continued to streamline its operations in accordance with restructuring plans adopted in 2001 and 2003.

Restructuring - October 18, 2001

PMC implemented a restructuring plan in the fourth quarter of 2001 to reduce its operating cost structure. This restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects. As a result, the Company recorded a restructuring charge of $175.3 million in the fourth quarter of 2001.

Activity in the restructuring reserve during the six-month period ended June 29, 2003 was as follows:

                               Restructuring                      Restructuring
                                Liability at          Cash         Liability at
(in thousands)                December 31, 2002      Payments     June 29, 2003
--------------------------------------------------------------------------------
Facility lease and
 contract settlement costs     $   129,499        $   (13,114)     $   116,385
                            ====================================================


The Company has completed the restructuring activities contemplated in the October 2001 plan, but has not yet disposed of all of its surplus leased facilities as of June 29, 2003.

Restructuring - January 16, 2003

As a result of the prolonged economic downturn in the semiconductor industry, the Company implemented another corporate restructuring aimed at further reducing operating expenses on January 16, 2003. The restructuring included the termination of approximately 175 employees and the closure of design centers in Maryland, Ireland and India. PMC recorded a restructuring charge of $6.6 million and $7.3 million in the first and second quarters of 2003, respectively, in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". These charges related to workforce reduction, lease and contract settlement costs and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan.

Activity in this restructuring reserve during the six-month period ended June 29, 2003 was as follows:


                                                                                           Restructuring
                                Total Charge     Additional      Non-cash        Cash       Liability at
(in thousands)                 January 16, 2003   Charges         Charges       Payments   June 30, 2003
---------------------------------------------------------------------------------------------------------
Workforce reduction             $  6,384         $    812       $      -     $  (5,126)    $  2,069

Excess facility costs and            260            4,038              -        (2,915)       1,383
 contract settlement costs

Obligations related to closure
 of development sites                  -            1,099              -           (51)       1,048

Asset writedowns                       -            1,311         (1,311)            -            -

---------------------------------------------------------------------------------------------------------

Total                           $  6,644        $   7,260       $ (1,311)    $  (8,092)    $  4,501
                              ===========================================================================



NOTE  4.   Segment Information

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



                         Three Months Ended                Six Months Ended
                   ------------------------------   ------------------------------
                     Jun 29,         Jun 30,          Jun 29,         Jun 30,
(in thousands)         2003            2002             2003            2002
-------------------------------------------------   ------------------------------
Net revenues

 Networking          $   59,610      $   53,885       $  114,996      $  100,737
 Non-networking             768             626              768           5,216
-------------------------------------------------   ------------------------------
Total                $   60,378      $   54,511       $  115,764      $  105,953
                   ==============================   ==============================

Gross profit

 Networking          $   38,748      $   33,469       $   72,249      $   62,403
 Non-networking             329             268              329           2,233
-------------------------------------------------   ------------------------------
Total                $   39,077      $   33,737       $   72,578      $   64,636
                   ==============================   ==============================


NOTE  5.   Comprehensive Income (Loss)


The components of comprehensive income (loss), net of tax, are as follows:

                                                     Three Months Ended                  Six Months Ended
                                               -------------------------------   -------------------------------
                                                    Jun 29,          Jun 30,          Jun 29,          Jun 30,
(in thousands)                                       2003             2002             2003             2002
------------------------------------------------------------------------------   -------------------------------
Net loss                                         $  (9,165)       $ (11,591)       $ (20,680)       $ (25,271)
Other comprehensive income (loss):
Change in net unrealized gains on investments       (2,613)          (8,829)          (3,871)         (22,444)
                                               -------------------------------   --------------   --------------
Total                                            $ (11,778)       $ (20,420)       $ (24,551)       $ (47,715)
                                               ===============================   ==============   ==============


NOTE  6.   Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income loss per share:


                                                        Three Months Ended                         Six Months Ended
                                             ---------------------------------------   ---------------------------------------
                                                  Jun 29,              Jun 30,              Jun 29,             Jun 30,
(in thousands, except per share amounts)            2003                2002                 2003                 2002
------------------------------------------------------------------------------------   ---------------------------------------
Numerator:
  Net loss                                      $  (9,165)          $  (11,591)           $  (20,680)         $   (25,271)
                                             =======================================   ==================  ===================

Denominator:
  Basic and diluted weighted average
  common shares outstanding (1)                    172,289             169,798               171,846              169,656
                                             =======================================   ==================  ===================

Basic and diluted net loss per share            $   (0.05)          $    (0.07)           $   (0.12)          $     (0.15)
                                             =======================================   ==================  ===================


The Company had approximately 9 million common stock equivalents outstanding at June 29, 2003 (June 30, 2002 - 5 million) that were not included in diluted net loss per share because they would be antidilutive.


(1) PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.


NOTE  7.   Voluntary Stock Option Exchange Offer


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



NOTE  8.   Subsequent Event

Subsequent to June 29, 2003, the Company paid approximately $102 million to settle a long-term lease obligation at a Santa Clara, Ca. office facility. The cost of settling this and certain other facility leases was accrued as part of the restructuring charge recorded in the fourth quarter of 2001. The remaining lease termination negotiations are expected to conclude in the third quarter of 2003.

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


Results of Operations

Second Quarters of 2003 and 2002

Net Revenues ($000,000)
                                             Second Quarter
                                      --------------------------
                                           2003          2002    Change

Networking products                     $   59.6      $   53.9     11%
Non-networking products                      0.8           0.6     33%
                                      --------------------------
Total net revenues                      $   60.4      $   54.5     11%
                                      ==========================

Net revenues for the second quarter of 2003 were $60.4 million compared to $54.5 million for the second quarter of 2002. Networking revenues increased $5.7 million and non-networking revenues increased $0.2 million.

Networking revenues increased 11% over the same period a year ago due to increased unit demand. The increased unit demand resulted from improved demand for telecommunications equipment that incorporates our products and a decrease in component supply chain inventories at our customers.

Our non-networking product is a single medical chip near end of life and we have not developed any new products of this type.



Gross Profit ($000,000)
                                             Second Quarter
                                      --------------------------
                                           2003          2002    Change

Networking products                     $   38.7      $   33.5     16%
Non-networking products                      0.3           0.3       -
                                      --------------------------
Total gross profit                      $   39.1      $   33.7     16%
                                      ==========================
   Percentage of net revenues                65%           62%

Total gross profit increased $5.4 million, or 16%, in the second quarter of 2003 compared to the same quarter a year ago.

Networking gross profit for the second quarter of 2003 increased by $5.2 million from the second quarter of 2002 primarily due to increased unit sales and a reduction in product material costs.

Networking gross profit as a percentage of networking revenues increased 3 percentage points, from 62% in the second quarter of 2002 to 65% in the second quarter of 2003. This increase resulted from the following factors:

    * fixed manufacturing costs were allocated over a higher volume of shipments, improving gross profit by approximately 3 percentage points;

    *    product  material  costs   decreased,   improving  gross  profit  by  8
         percentage points;

    * a greater portion of our sales were from higher volume but lower margin applications, reducing networking gross profit by approximately 6 percentage points; and

    * the average selling price of our high volume products decreased, reducing gross profit by 2 percentage points.


  Research and Development and Marketing, General and Administrative Expenses:


Operating Expenses and Charges ($000,000)
                                                    Second Quarter
                                              --------------------------
                                                  2003          2002     Change

Research and development                        $  32.2       $  34.4    ( 6%)
Percentage of net revenues                           53%           63%

Marketing, general and administrative           $  12.2       $  16.5   ( 26%)
Percentage of net revenues                           20%           30%

Amortization of deferred stock compensation:
 Research and development                       $  (0.1)      $   0.7
 Marketing, general and administrative              0.1           0.1
                                              ---------------------------
                                                $   0.0       $   0.8
                                              ---------------------------
 Percentage of net revenues                           0%            1%

Restructuring costs                             $   7.3       $     -    100%


Our research and development, or R&D, expenses were $2.2 million, or 6%, lower in the second quarter of 2003 compared to the same quarter a year ago due to the restructuring program implemented in the first quarter of 2003 and ongoing cost reduction initiatives. Headcount reductions resulting from the first quarter restructuring program and attrition have decreased our R&D personnel and related costs by $1.4 million. The $0.8 million decrease in other R&D expenses since the second quarter of 2002 is attributable to a decrease in depreciation expense as more property and equipment becomes fully depreciated, partially offset by an increase in product development costs, namely wafers and photomasks.

Our marketing, general and administrative, or MG&A, expenses decreased by $4.3 million, or 26%, in the second quarter of 2003 compared to the same quarter a year ago. Although we had an increase in net revenues over the second quarter of 2002, sales commissions decreased $0.8 million over the same period due to the termination of certain distributors and reductions in headcount in our internal sales organization. The decrease in MG&A personnel related costs of $2.3 million and other MG&A expenses of $1.2 million over the second quarter of 2002 resulted from our restructuring and cost reduction programs that have been ongoing since 2001.


         Amortization of Deferred Stock Compensation


The non-cash charge for amortization of deferred stock compensation in the second quarter of 2003 was immaterial compared to a $0.8 million charge in the second quarter of 2002. This decrease in deferred stock compensation expense is due to the reversal of the accelerated amortization expense taken in prior periods for unvested deferred stock compensation of employees terminated as part of the January 2003 restructuring. This reversal offset regular amortization expense pertaining to remaining deferred stock compensation.



         Restructuring


On January 16, 2003, we implemented a corporate restructuring to reduce operating expenses. The restructuring plan included the termination of approximately 175 employees and the closure of four product development centers in Maryland, Ireland and India. We recorded a $7.3 million charge for lease terminations costs, workforce reduction and settlement of obligations arising out of our restructuring plan in the second quarter of 2003, in addition to the $6.6 million we recorded in the first quarter of this year. We expect to record total charges of approximately $14 million in connection with this plan. We made cash payments of $5.9 million in the second quarter, in connection with this restructuring. As the plan is substantially implemented, we expect to record only immaterial further restructuring charges in connection with this plan in the third quarter of 2003 as such liabilities are incurred. As a result of this restructuring, we expect to save approximately $ 21 million of annual operating costs.

During the second quarter, we paid out $6.5 million in connection with our October 2001 restructuring activities. Subsequent to the end of our second quarter, we settled a long-term lease obligation at a Santa Clara, Ca. office facility for approximately $102 million. This cost was previously accrued as part of the October 2001 restructuring provision. The remaining lease termination negotiations are expected to conclude in the third quarter of 2003.


Interest and other income (expense), net

Net interest and other expense was $0.1 million in the second quarter of 2003 compared to income of $1.3 million in the second quarter of 2002. We generated net interest expense in the current quarter as our longer term investments matured and were reinvested in investments yielding less than the fixed interest expense on our convertible notes.

Gain on investments

In the second quarter of 2003, the $2.0 million gain on investments was comprised of a $5.5 million gain on sale of our remaining investment in Sierra Wireless, Inc., a public company, and a $3.5 million charge for the impairment of our investments in non-public companies.



Provision for income taxes


We recorded a tax recovery of $41.5 million in the second quarter of 2003 relating to losses and tax credits generated in Canada, which will result in a recovery of taxes paid in prior periods. We have provided a valuation allowance on other deferred tax assets generated in the quarter because of uncertainty regarding their realization.


First Six Months of 2003 and 2002


Net Revenues ($000,000)
                                             First Six Months
                                       ----------------------------
                                           2003            2002      Change

Networking products                      $  115.0       $  100.7       14%
Non-networking products                       0.8            5.2     ( 85%)
                                       ----------------------------
Total net revenues                       $  115.8       $  105.9        9%
                                       ============================


Net revenues increased by 9% in the first six months of 2003 compared to the same period a year ago.

Networking revenues increased 14% over the same period a year ago due to increased unit demand. The increased unit demand resulted from improved demand, particularly in Asia, for telecommunications equipment that incorporates our networking equipment and a decrease in component supply chain inventories.

Non-networking revenues declined 85% in the first six months of 2003 compared to the first six months of 2002 due to decreased unit sales to our principal customer in this segment as this product has reached the end of its life. Future revenues from non-networking products are expected to be immaterial.

Gross Profit ($000,000)
                                             First Six Months
                                       -----------------------------
                                           2003            2002       Change

Networking products                      $   72.2       $   62.4         16%
Non-networking products                       0.3            2.2       ( 85%)
                                       -----------------------------
Total gross profit                       $   72.6       $   64.6         12%

   Percentage of net revenues                  63%            61%



Total gross profit increased $8.0 million, or 12%, in the first six months of 2003 compared to the same period a year ago.

Networking gross profit for the first six months of 2003 increased by $9.8 million from the first six months of 2002.

Networking gross profit as a percentage of networking revenues increased 1 percentage point from 62% in the first six months of 2002 to 63% in the first six months of 2003. This increase resulted from the following factors:


    * fixed manufacturing costs were allocated over a higher volume of shipments, improving gross profit by approximately 3 percentage points;

    *    product  material  costs   decreased,   improving  gross  profit  by  7
         percentage points;

    * a greater portion of our sales from higher volume but lower margin applications, reducing networking gross profit by approximately 6 percentage points; and

    * the average selling price of our high volume products decreased, reducing gross profit by 3 percentage points.

Non-networking gross profit for the first six months of 2003 decreased by $1.9 million from the first six months of 2002 due to a reduction in sales volume.

Operating Expenses and Charges ($000,000)


                                                   First Six Months
                                              --------------------------
                                                    2003         2002    Change

Research and development                         $  63.1     $  70.7     ( 11%)
Percentage of net revenues                           55%          67%

Marketing, general and administrative            $  24.8     $  33.6     ( 26%)
Percentage of net revenues                           21%          32%

Amortization of deferred stock compensation:
 Research and development                        $   0.3     $   1.7
 Marketing, general and administrative               0.1         0.1
                                              --------------------------
Total                                            $   0.4     $   1.8     ( 76%)
                                              --------------------------
Percentage of net revenues                             0%          2%

Restructuring costs                              $  13.9     $     -      100%



         Research and Development and Marketing, General and Administrative
         Expenses:

Our research and development, or R&D, expenses decreased by $7.6 million, or 11%, in the first six months of 2003 compared to the same period a year ago due to the restructuring and cost reduction programs implemented in 2001 and January 2003. As a result of these restructuring and cost reduction initiatives, we reduced our R&D personnel and related costs by $2.5 million and other R&D expenses by $5.1 million compared to the first six months of 2002.

Our marketing, general and administrative, or MG&A, expenses decreased by $8.8 million, or 26%, in the first six months of 2003 compared to the same period a year ago. Of this decrease, $1.1 million was attributable to lower sales commissions due to reduced use of external sales representatives and a reduction in our internal sales force. The remainder was attributable to the restructuring and cost reduction programs implemented in 2003 and 2001, which reduced our MG&A personnel and related costs by $4.1 million and other MG&A expenses by $3.6 million compared to the first six months of 2002.


         Amortization of Deferred Stock Compensation

We recorded a non-cash charge of $0.4 million for amortization of deferred stock compensation in the first half of 2003 compared to a $1.8 million charge in the same period a year ago. The decline is due to the reversal of accelerated amortization expense taken in prior periods for unvested stock compensation for employees terminated as part of the January 2003 restructuring.


         Restructuring

On January 16, 2003, due to the prolonged economic downturn that has affected the semiconductor industry, we implemented a corporate restructuring to reduce operating expenses. The restructuring plan included the termination of approximately 175 employees and the closure of four product development centers in Maryland, Ireland and India. To date, we have recorded charges of $13.9 million in conjunction with this plan, including $7.2 million for workforce reduction, $4.3 million for lease exit and contract settlement costs, $1.3 million for asset write downs and $1.1 million to settle obligations in connection with the closure of development sites. We expect to incur total costs of approximately $14 million in connection with this plan. We made cash payments of $8.1 million in the first six months of 2003 in connection with this restructuring. As the plan is substantially implemented, we expect to record only immaterial further restructuring charges in connection with this plan in the third quarter of 2003 as such liabilities are incurred. As a result of this restructuring, we epxect to save approximately $ 21 million of annual operating costs.

During the first six months of 2003, we paid out $13.1 million in connection with our October 2001 restructuring activities. We did not have any changes in estimates relating to our 2001 restructuring activities that affected the Statements of Operations.


Interest and other income, net

Net interest and other income was $0.4 million in the first six months of 2003 compared to income of $2.8 million in the second quarter of 2002. The decrease in interest income resulted from holding lower cash and investment balances than in the first half of 2002 and due to our longer term investments maturing and being reinvested in investments yielding less than the fixed interest expense on our convertible notes.


Net gain on investments

We had a net gain of $2.5 million from investments in the first six months of 2003 compared to $3.1 million 2002. In 2003, we sold our remaining investment in Sierra Wireless Inc., a public company, resulting in a gain of $6.0 million that was partially offset by a $3.5 million charge for the impairment of a portion of our investment in non-public companies. In the first six months of 2002, we realized $3.1 million gain on sale of our investment in Sierra Wireless and one other public company.

Provision for income taxes

We recorded a tax recovery of $6.0 million in the first six months of 2003 relating to losses and tax credits generated in Canada, which will result in a recovery of taxes paid in prior periods. We have provided a valuation allowance on other deferred tax assets generated in the quarter because of uncertainty regarding their realization.

Critical Accounting Estimates


         General


Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 29, 2002, which also provides commentary on our most critical accounting estimates. The following estimates were of note during the first six months of 2003.



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


During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans, which was approximately 53% of the estimated total future operating cost and lease obligation for those sites. As of June 29, 2003, the remaining restructuring accrual for facilities is 51% of the estimated total future operating costs and lease obligations for those sites.

Subsequent to June 29, 2003, we announced the completion of a transaction that resulted in the elimination of our lease obligation related to the Mission Towers Two, one of the facilities included in the October 2001 restructuring, for a net cost of approximately $102 million. The final settlement costs of terminating Mission Towers Two and remaining facility leases related to the 2001 plan are expected to be slightly less than the initial estimates accrued in 2001.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites. In the second quarter, we recorded our estimate of the costs associated with closing of the remaining three sites, after closing one site in the first quarter of 2003. Our current estimate of costs for the closing of all four sites represents just over 55% of the estimated total future operating costs and lease obligations for the effected sites.

We believe our estimates of the obligations for the closing of sites remain sufficient to cover anticipated settlement costs. However, our assumptions on either the lease termination payments, operating costs until terminated, or the amounts and timing of offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates. If our actual costs exceed our estimates, we would incur additional expenses, which would increase our losses.


Business Outlook


Forecasting our revenue outlook in the current slow economic climate is difficult. Currently many of our customers wait until the last possible moment before ordering products, and then limit their order to an amount that is the minimum required to produce equipment to meet specific customer demand. Our quarterly revenues may continue to vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate that our third quarter 2003 revenues will remain approximately $60 million. Our estimate regarding third quarter revenues is based on orders already shipped at the date of this report, order backlog scheduled for shipment during the remainder of the quarter, and an estimate of new orders we expect to receive and ship before the end of the quarter (turns orders). We have estimated turns orders for the third quarter at a lower level than what we experienced in the first two quarters of 2003 to reflect: variability in our customers' own market outlook encountered during the third calendar quarter of the two prior fiscal years; related variability in customer order booking patterns experienced during these same periods; and recent historic flat aggregate end market demand trends for our customers' products which include our components. If turns orders through the third quarter are consistent with the levels of the first two quarters of fiscal 2003, our revenue may grow when compared to the June 2003 quarter.

We expect aggregate spending on research and development (R&D) and marketing, general and administrative (MG&A) expenses to decrease approximately 5% in the third quarter from the spending levels of the second quarter, as we realize the full effect of the restructuring program we implemented on January 16, 2003.

We have implemented the majority of our restructuring program announced in January of 2003. We anticipate recording only non-material amounts related to the January 2003 restructuring in the third quarter.

We expect our interest costs to exceed the interest income on our cash balances by $0.5 million as the yields we earn on our cash, short-term investments and long-term investments in bonds and notes continue to decline, while the interest rate associated with our convertible subordinated debt, the largest component of interest expense, is fixed.

Liquidity & Capital Resources


Our principal source of liquidity at June 29, 2003 was $563.4 million in cash and investments, which included $478.6 million in cash and cash equivalents, short-term investments and restricted cash and $84.8 million of long-term investments in bonds and notes, which mature within the next 12 to 30 months.

In the first six months of 2003, we used $27.2 million of cash for operating activities. Our investment activities included cash proceeds of $8.4 million from the sale of a portion of our investment portfolio, $8.1 million in wafer fabrication deposit refunds, and $2.3 million we used for purchases of property and equipment. In addition, we generated $11.7 million through the issuance of common stock under our equity-based compensation plans.

As of June 29, 2003, we have cash commitments made up of the following:


As at June 29, 2003 (in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     After
Contractual Obligations                          Total        2003       2004       2005        2006      2007        2007
Operating Lease Obligations:
    Minimum Rental Payments                  $  253,081    $ 15,551   $ 30,573   $ 29,776    $ 29,026   $ 29,303   $ 118,852
    Estimated Operating Cost Payments            57,021       3,870      7,305      7,228       6,670      6,446      25,503
Long Term Debt:
    Principal Repayment                         275,000           -          -          -     275,000          -           -
    Interest Payments                            36,095       5,156     10,313     10,313      10,313          -           -
Purchase Obligations                              4,412       3,035      1,377          -           -          -           -
                                            ----------------------------------------------------------------------------------
                                                625,609    $ 27,612   $ 49,568   $ 47,317   $ 321,009   $ 35,749   $ 144,354
                                                         =====================================================================
Venture Investment Commitments (see below)       21,719
                                            -------------
Total Contractual Cash Obligations           $  647,328
                                            =============


Subsequent to the end of the second quarter of 2003, we settled a long-term lease obligation at a Santa Clara, Ca. office facility for which we had future rent and estimated operating costs included in the above table of approximately $215 million. The lease was settled through a payment of approximately $102 million in the third quarter of 2003. Subsequent to the end of the second quarter of 2003, we entered into additional purchase obligations related to development tools for $3.2 million, $4.8 million and $2.4 million for the years 2003, 2004 and 2005, respectively.

We participate in four professionally managed venture funds that invest in early-stage private technology companies. From time to time these funds request additional capital for private placements. We have committed to invest an additional $21.7 million into these funds, which may be requested by the fund managers at any time over the next seven years.

We have a line of credit with a bank that allows us to borrow up to $5.3 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit. At June 29, 2003 we had committed all of this facility under letters of credit as security for office leases. Subsequent to the end of our second quarter, the bank released $2.75 million in restricted cash in connection with the extinguishment of a letter of credit relating to the settled Santa Clara office facility lease.

We are committed to semi-annual interest payments of approximately $5.2 million to holders of our convertible notes. These interest payments are due on February 15 and August 15 of each year, with the last payment of interest and $275 million in principal being due on August 15, 2006.

We believe that existing sources of liquidity will satisfy our restructuring obligations and our projected operating, working capital, venture investing, debt interest, capital expenditure and wafer deposit requirements through the end of 2003. We expect to spend $6.1 million on new capital additions during the remainder of 2003.



Recently issued accounting standards


In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". SFAS 150 requires certain financial instruments that were accounted for as equity under previous guidance to now be accounted for as liability. SFAS No. 150 applies to mandatorily redeemable stock and certain financial instruments that require or may require settlement by transferring cash or other assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not issued any financial instruments that fall under the scope of SFAS No. 150 and do not expect that the adoption of this Statement will have a material impact on our results of operations and financial position.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial position or disclosures.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect that the adoption of FIN 46 will have a material effect on our results of operations, financial condition or disclosures.



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


Our customers have reported that demand for their products remains weak and may fluctuate from current levels depending on their customers' specific needs. Several of our customers' clients carefully manage their cash usage and expense levels, purchasing equipment which may generate a financial return on a shorter time horizon. The equipment to which our customers' clients shift may not incorporate, or may incorporate fewer, of our products.


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

Our customers' actions have reduced our visibility of future revenue streams. As most of our costs are fixed in the short term, a further reduction in demand for our products may cause a decline in our gross and net margins.


While we believe that our customers and their contract manufacturers are consuming a portion of their inventory of PMC products, we believe that our revenues will continue to be affected by: variability in flat aggregate end market demand trends for our customers' products which include our components as well as seasonal variability in customer order patterns similar to those experienced in the third calendar quarter of the prior two fiscal years (see "Business Outlook" above). We cannot accurately predict when demand for our products will strengthen or how quickly our customers will consume their inventories of our products.


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


We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and Hewlett Packard each accounted for more than 10% of our second quarter 2003 revenues. We do not have long-term volume purchase commitments from any of our major customers. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.


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

On January 16th, 2003, we implemented plans to restructure our operations through a workforce reduction of approximately 175 employees and the shutdown of four of our product development sites. We recorded a charge of $13.9 million in the first six months of 2003. While we expect to record only immaterial further costs in the third quarter of 2003, actual costs may exceed our estimates.

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

Our revenues may decline if we do not maintain a competitive portfolio of products.

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

We are exposed to foreign currency rate fluctuations because a significant part of our development, test, marketing and administrative costs are denominated in Canadian dollars, and our selling costs are denominated in a variety of currencies around the world. The US dollar has and may continue to devalue compared to the Canadian dollar. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. In addition, this foreign currency risk management policy may not be effective in addressing long-term fluctuations since our contracts do not extend beyond a 12-month maturity.

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


We participate in funds that invest in early-stage private technology companies to gain access to emerging technologies. These companies possess unproven technologies and our investments may or may not yield positive returns. We currently have commitments to invest $21.7 million in such funds. In addition to consuming significant amounts of cash, these investments are risky because the technologies that these companies are developing may not reach commercialization. We may record an impairment charge to our operating results should we determine that these funds have incurred a non-temporary decline in value.

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

We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are held at amortized cost, while available-for-sale investments are held at fair market value. Available-for-sale securities represented less than 2% of our investment portfolio as of June 29, 2003.


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

Based on a sensitivity analysis performed on the financial instruments held at June 29, 2003 that are sensitive to changes in interest rates, the impact to the fair value of our investment portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $1.4 million, $2.8 million and $4.2 million respectively.



         Other Investments:


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

Through our operations in Canada and elsewhere outside the United States, we incur research and development, customer support costs and administrative expenses in Canadian and other foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts on behalf of our foreign subsidiaries. These forward contracts offset the impact of U.S. dollar currency fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.

As at June 29, 2003, we had one outstanding foreign exchange contract with an immaterial fair value and a 10% shift in foreign exchange rates would not have materially impacted our other income because our foreign currency net asset position was immaterial.


Item 4.  CONTROLS AND PROCEDURES


         Evaluation of disclosure controls and procedures


Our chief executive officer and our chief financial officer evaluated our "disclosure controls and procedures" (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days before the filing date of this quarterly report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to provide reasonable assuarance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.



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

Part II - OTHER INFORMATION


Item 4.       SUBMISSION OF MATTERS TO A VOTE BY STOCKHOLDERS

We held our Annual Meeting of Stockholders on May 15, 2003 to elect our directors and to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2003 fiscal year.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee                            For                    Withheld

Robert Bailey                   140,595,993              5,975,337
Alexandre Balkanski             136,424,212             10,147,118
James Diller                    116,974,197             29,597,133
William Kurtz                   137,848,811              8,722,519
Frank Marshall                  140,510,812              6,060,518
Lewis Wilks                     136,403,094             10,168,236


Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2003 fiscal year.

         For                     Against                 Abstain

     139,005,934                6,678,604                886,793



Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -


o        10.3      2001 Stock Option Plan, as amended

o        11.1      Calculation of income (loss) per share (1)*

o        99.1      Certification  Pursuant to Section 906 of the  Sarbanes-Oxley
                   Act of 2002 (Chief Executive Officer)

o        99.2      Certification  Pursuant to Section 906 of the  Sarbanes-Oxley
                   Act of 2002 (Chief Financial Officer)



--------
1 Refer to Note 5 of the financial statements included in Item I of Part I of this Quarterly Report.

(b) Reports on Form 8-K -

    - On July 17, 2003, we furnished a Current Report on Form 8-K to announce our second quarter results.

    - On July 8, 2003, we filed a Current Report on Form 8-K to report the elimination of our lease obligation relating to one of our office facilities.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PMC-SIERRA, INC.
                                            (Registrant)


Date:    August 11, 2003                    /S/  Alan F. Krock
         ---------------                    -------------------------------

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


Date:    August 11, 2003                   /S/  Robert L. Bailey
         ---------------                   ---------------------------------

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




Date:    August 11, 2003                   /S/  Alan F. Krock
         ---------------                   ---------------------------------

                                           Alan F. Krock
                                           Vice President, Finance
                                           Chief Financial Officer and
                                           Principal Accounting Officer