Form 10-Q
period 2003-09-28
PMC SIERRA INC
filed 2003-11-10
CIK 767920

-------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10 - Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                for the quarterly period ended September 28, 2003


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

                           Yes ___X____ No _______


           Common shares outstanding at October 31, 2003 - 172,767,594

                ------------------------------------------------

                                      INDEX




PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements                                           Page

            -      Condensed consolidated statements of operations          3

            -      Condensed consolidated balance sheets                    4

            -      Condensed consolidated statements of cash flows          5

            -      Notes to the condensed consolidated
                   financial statements                                     6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            15

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                    39

Item 4.     Controls and Procedures                                        40



PART II - OTHER INFORMATION


Item 5.     Other Information                                              41

Item 6.     Exhibits and Reports on Form 8 - K                             42

Signatures                                                                 42

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements


                             PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share amounts)
                                   (unaudited)

                                                           Three Months Ended                   Nine Months Ended
                                                    --------------------------------     -------------------------------
                                                       Sep 28,          Sep 29,             Sep 28,         Sep 29,
                                                        2003             2002                2003            2002
Net revenues
 Networking                                           $    63,100       $   59,358        $   178,096     $   160,095
 Non-networking                                                 -              226                768           5,442
                                                    --------------    --------------     --------------- ---------------
Total                                                      63,100           59,584            178,864         165,537

Cost of revenues                                           21,868           23,229             65,054          64,546
                                                    --------------    --------------     --------------- ---------------
 Gross profit                                              41,232           36,355            113,810         100,991


Other costs and expenses:
 Research and development                                  27,759           33,977             90,880         104,649
 Marketing, general and administrative                     12,031           16,030             36,798          49,592
 Amortization of deferred stock compensation:
  Research and development                                      -              453                317           2,138
  Marketing, general and administrative                       313               23                421             150
 Restructuring costs                                       (1,093)               -             12,811               -
                                                    --------------    --------------     --------------- ---------------
Income (loss) from operations                               2,222          (14,128)           (27,417)        (55,538)

Interest and other income (expense), net                     (267)           1,374                175           4,134
Gain on extinguishment of debt                              1,700                -              1,700               -
Net gain (loss) on investments                               (162)              71              2,331           3,135
                                                    --------------    --------------     --------------- ---------------
Income (loss) before provision for income taxes             3,493          (12,683)           (23,211)        (48,269)

Provision for (recovery of) income taxes                      329           (3,438)            (5,695)        (13,753)
                                                    --------------    --------------     --------------- ---------------
Net income (loss)                                     $     3,164       $   (9,245)       $   (17,516)    $   (34,516)
                                                    ==============    ==============     =============== ===============

Net income (loss) per common share - basic            $      0.02       $    (0.05)       $     (0.10)    $     (0.20)

Net income (loss) per common share - diluted          $      0.02       $    (0.05)       $     (0.10)    $     (0.20)

Shares used in per share calculation - basic              174,118          170,525            172,603         169,945

Shares used in per share calculation - diluted            186,137          170,525            172,603         169,945

See notes to the consolidated financial statements.


                              PMC-Sierra, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                       Sep 28,        Dec 29,
                                                                        2003           2002
                                                                     (unaudited)

ASSETS:
Current assets:
 Cash and cash equivalents                                          $   204,048    $    70,504
 Short-term investments                                                 144,550        340,826
 Restricted cash                                                          2,544          5,329
 Accounts receivable, net of allowance for doubtful
  accounts of $2,848 (2002 - $2,781)                                     18,449         16,621
 Inventories                                                             19,690         26,420
 Deferred tax assets                                                      1,131          1,083
 Prepaid expenses and other current assets                               12,691         15,499
                                                                  -------------- --------------
   Total current assets                                                 403,103        476,282

Investment in bonds and notes                                            54,073        148,894
Other investments and assets                                              8,010         21,978
Property and equipment, net                                              25,124         51,189
Property held for sale                                                   14,203              -
Goodwill and other intangible assets, net                                 7,907          8,381
Deposits for wafer fabrication capacity                                   6,779         21,992
                                                                  -------------- --------------
                                                                    $   519,199    $   728,716
                                                                  ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                   $    22,188    $    24,697
 Accrued liabilities                                                     44,255         53,530
 Income taxes payable                                                    38,578         21,553
 Accrued restructuring costs                                             15,274        129,499
 Deferred income                                                         15,704         17,982
                                                                  -------------- --------------
   Total current liabilities                                            135,999        247,261

Convertible subordinated notes                                          175,000        275,000
Deferred tax liabilities                                                     74          2,764

PMC special shares convertible into 2,961 (2002 - 3,196)
 shares of common stock                                                   4,636          5,052

Stockholders' equity
 Common stock and additional paid in capital, par value $.001:
  900,000 shares authorized; 172,190 shares issued and
  outstanding (2002 - 167,400)                                          857,263        834,265
Deferred stock compensation                                                (212)        (1,158)
Accumulated other comprehensive income                                    2,362          3,939
Accumulated deficit                                                    (655,923)      (638,407)
                                                                  -------------- --------------
   Total stockholders' equity                                           203,490        198,639
                                                                  -------------- --------------
                                                                    $   519,199    $   728,716
                                                                  ============== ==============

See notes to the consolidated financial statements.

                                PMC-Sierra, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Nine Months Ended
                                                                              ---------------------------------
                                                                                Sep 28,           Sep 29,
                                                                                 2003              2002
Cash flows from operating activities:
 Net loss                                                                       $ (17,516)       $  (34,516)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation of property and equipment                                           21,252            30,941
  Amortization of other intangibles                                                   474               854
  Amortization of deferred stock compensation                                         738             2,288
  Amortization of debt issuance costs                                               1,164             1,173
  Impairment of other investments                                                   3,500                 -
  Noncash restructuring costs                                                       1,490                 -
  Gain on extinguishment of debt                                                   (1,700)                -
  Gain on sale of investments and other assets                                     (5,818)           (3,126)
  Changes in operating assets and liabilities:
   Accounts receivable                                                             (1,828)             (952)
   Inventories                                                                      6,730             6,116
   Prepaid expenses and other current assets                                        3,216               671
   Accounts payable and accrued liabilities                                       (11,784)           (2,033)
   Income taxes payable                                                            17,025            12,454
   Accrued restructuring costs                                                   (114,200)          (24,386)
   Deferred income                                                                 (2,278)           (5,361)
                                                                              ---------------  ----------------
    Net cash used in operating activities                                         (99,535)          (15,877)
                                                                              ---------------  ----------------

Cash flows from investing activities:
 Change in restricted cash                                                          2,785                 -
 Purchases of short-term held-to-maturity investments                             (16,538)          (94,512)
 Purchases of short term available-for-sale investments                           (54,701)          (24,375)
 Proceeds from sales and maturities of short-term held-to-maturity
 investments                                                                      120,459            92,023
 Proceeds from sales and maturities of short-term available for sale
 investments                                                                      149,098            15,578
 Purchases of long-term held-to-maturity investments in bonds and notes           (95,874)         (141,863)
 Proceeds from sales and maturities of long-term held-to-maturity
 investments in bonds and notes                                                   189,973            93,249
 Purchases of investments and other assets                                         (1,300)           (8,734)
 Proceeds from sale of investments and other assets                                 8,402             5,125
 Proceeds from refund of wafer fabrication deposits                                15,213                 -
 Purchases of property and equipment                                              (10,547)           (2,946)
                                                                              ---------------  ----------------
    Net cash provided by (used in) investing activities                           306,970           (66,455)
                                                                              ---------------  ----------------

Cash flows from financing activities:
 Repayment of capital leases and long-term debt                                         -              (377)
 Repurchase of convertible subordinated notes                                     (96,680)                -
 Proceeds from issuance of common stock                                            22,789             9,867
                                                                              ---------------  ----------------
    Net cash provided by (used in) financing activities                           (73,891)            9,490
                                                                              ---------------  ----------------

Net increase (decrease) in cash and cash equivalents                              133,544           (72,842)
Cash and cash equivalents, beginning of the period                                 70,504           152,120
                                                                              ---------------  ----------------
Cash and cash equivalents, end of the period                                    $ 204,048        $   79,278
                                                                              ===============  ================


Supplemental disclosures of cash flow information:
  Cash paid for interest                                                        $  10,568        $   10,759
  Cash refund of income taxes                                                      23,228                 -
  Cash paid for income taxes                                                          407               384


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

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $26.4 million and $30.1 million at September 28, 2003 and December 29, 2002, respectively) were as follows:


                                          Sep 28,              Dec 29,
(in thousands)                              2003                 2002
-----------------------------------------------------------------------------

Work-in-progress                         $    6,910           $   11,409
Finished goods                               12,780               15,011
-----------------------------------------------------------------------------
                                         $   19,690           $   26,420
                                     ========================================


Product warranties. The Company provides a one-year limited warranty on most of its standard products and accrues for the cost of this warranty at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company's accrued warranty obligations from December 31, 2002 to September 28, 2003 is as follows:

                                                                    Nine months
                                                                        ended
(in thousands)                                                      Sep 28, 2003
--------------------------------------------------------------------------------

Beginning balance, December 30, 2002                                 $    2,399
Accrual for new warranties issued                                           848
Reduction for payments (in cash or in kind)                                (224)
Adjustments related to changes in estimate of warranty accrual             (267)
--------------------------------------------------------------------------------
Ending balance, September 28, 2003                                   $    2,756
                                                                   =============


Other Indemnifications. From time to time, on a limited basis, we indemnify customers, as well as our suppliers, contractors, lessors, and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of our products, the use of their goods and services, the use of facilities, the state of assets that we sell and other matters covered by such contracts, usually up to a specified maximum amount.

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

                                             Three Months Ended
                             ---------------------------------------------------
                                     Options                      ESPP
                             ------------------------    -----------------------
                              Sep 28,        Sep 29,      Sep 28,        Sep 29,
                               2003           2002         2003           2002
--------------------------------------------------------------------------------
Expected life (years)           2.8            1.7          1.1            0.5
Expected volatility            101%           101%         105%           123%
Risk-free interest rate        2.1%           2.4%         1.4%           2.1%



                                              Nine Months Ended
                             ---------------------------------------------------
                                     Options                      ESPP
                             ------------------------    -----------------------
                              Sep 28,        Sep 29,      Sep 28,        Sep 29,
                               2003           2002         2003           2002
--------------------------------------------------------------------------------
Expected life (years)           2.8            2.0          1.0            0.6
Expected volatility            101%           101%         107%           122%
Risk-free interest rate        1.9%           2.5%         1.5%           2.4%




The weighted-average estimated fair values of employee stock options granted for the three months ending September 28, 2003 and September 29, 2002 were $6.63 and $2.90 per share, respectively. The weighted-average estimated fair values of employee stock options granted for the nine months ending September 28, 2003 and September 29, 2002 were $4.33 and $4.46 per share, respectively.

If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net loss and net loss per share would have been:



                                                                    Three Months Ended                Nine Months Ended
                                                              -----------------------------   --------------------------------
                                                                 Sep 28,         Sep 29,         Sep 28,             Sep 29,
(in thousands, except per share amounts)                           2003            2002            2003              2002
-------------------------------------------------------------------------------------------   --------------------------------
Net income (loss), as reported                                  $   3,164       $  (9,245)      $ (17,516)       $  (34,516)
Adjustments:
    Additional stock-based employee compensation expense
    under fair value based method for all awards                  (12,511)        (11,954)        (48,275)          (70,347)
                                                              --------------  -------------   --------------   ---------------

Net loss, adjusted                                              $  (9,347)      $ (21,199)      $ (65,791)       $ (104,863)
                                                              ==============  =============   ==============   ===============


Basic and diluted net income (loss) per share, as reported      $    0.02       $   (0.05)      $   (0.10)       $    (0.20)
                                                              ==============  =============   ==============   ===============

Basic and diluted net income (loss) per share, adjusted         $   (0.05)      $   (0.12)      $   (0.38)       $    (0.62)
                                                              ==============  =============   ==============   ===============





Recently issued accounting standards. In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". SFAS No. 150 requires certain financial instruments that were accounted for as equity under previous guidance to now be accounted for as a liability. SFAS No. 150 applies to mandatorily redeemable stock and certain financial instruments that require or may require settlement by transferring cash or other assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not issued any financial instruments that fall under the scope of SFAS No.
150. The Company adopted SFAS No. 150 in the third quarter of 2003. The adoption of this Statement has had no material impact on PMC's results of operations and financial position.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company adopted SFAS No. 149 on July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial position or disclosures.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections" was issued, rescinding SFAS 4, which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The Company adopted SFAS 145 as of the beginning of fiscal 2003. Compliance with this standard resulted in the classification of the $1.7 million gain on extinguishment of debt in income from continuing operations in the consolidated statement of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003 however, earlier adoption is permitted. PMC adopted FIN 46 in the third quarter of 2003. Adoption of this standard did not have a material effect on the Company's results of operations, financial condition or disclosures.



NOTE 2. Derivatives Instruments and Hedging Activities

PMC generates revenues in U.S. dollars but incurs certain operating expenses in various foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

Currency forward contracts that are used to hedge exposures to variability in forecasted foreign currency cash flows are designated as cash flow hedges. The maturities of these instruments are less than twelve months. For these derivatives, the gain or loss from the effective portion of the hedge is initially reported as a component of other comprehensive income in stockholders' equity and subsequently reclassified to earnings in the same period in which the hedged transaction affects earnings. The gain or loss from the ineffective portion of the hedge is recognized in interest and other expense immediately.

Currency forward contracts that are used to offset the currency risk of non-U.S.-dollar denominated firm commitments are designated as fair value hedges. Changes in the fair value of underlying firm commitments are generally offset by changes in fair value of the related derivative designated as a hedge, with the resulting net gain or loss, if any, recorded in interest and other expense.

At September 28, 2003, the Company had two currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these two contracts was $26.9 million and the contracts had a fair value of $0.8 million as of September 28, 2003. No portion of the hedging instrument's gain was excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings.


NOTE 3. Restructuring and Other Costs

In response to the severe economic downturn in the semiconductor industry in 2001, PMC implemented two restructuring plans aimed at focusing development efforts on key projects and reducing operating costs. By the first quarter of 2003, the Company was still operating in a challenging economic climate, making it necessary to again streamline operations and announce a further restructuring. PMC's assessment of market demand for its products and the development efforts necessary to meet this demand were key factors in its decisions to implement these restructuring plans. Because end markets for the Company's products had contracted to such a great degree, certain projects were curtailed in an effort to cut costs. Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during this period.

PMC has completed substantially all of the activities contemplated in the original restructuring plans, but has not yet disposed of all its surplus leased facilities as of September 28, 2003.

Restructuring - March 26, 2001

PMC had completed the restructuring activities contemplated in its March 2001 restructuring plan by June 2002. However, the Company still has ongoing rental commitments for office space abandoned under this plan. Due to the continued downturn in real estate markets, the Company expects these costs to be higher than anticipated in the original plan. As a result, PMC recorded an additional provision for abandoned office facilities of $3.1 million in the third quarter of 2003. Payments made in connection with these leases in the three months ended September 28, 2003 were $0.2 million.

                                                               Restructuring
                           Additional                           Liability at
(in thousands)               Charges     Cash Payments       September 28, 2003
--------------------------------------------------------------------------------

Excess facility costs      $  3,082        $  (213)              $  2,869
================================================================================


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

Activity in the restructuring reserve during the nine-month period ended September 28, 2003 was as follows:


                               Restructuring                                           Restructuring
                                Liability at             Cash                           Liability at
(in thousands)                 December 31, 2002       Payments         Reversals    September 28, 2003
--------------------------------------------------------------------------------------------------------
Facility lease and
 contract settlement costs       $ 129,499            $ (116,287)       $ (4,500)       $ 8,712
                            ===========================================================================


On July 7, 2003, PMC terminated its remaining rental commitment for Mission Towers Two, located in Santa Clara, CA, by purchasing the facility for $133 million and then immediately reselling it for $33 million. PMC incurred fees of approximately $1 million on these transactions. Upon completion of the sale of Mission Towers Two, PMC reversed $4.5 million of excess restructure provision. The remainder of cash payments made in 2003 and the remaining accrual at September 28, 2003 related to other facilities abandoned in the October 2001 restructuring.


Restructuring - January 16, 2003

As a result of the prolonged economic downturn in the semiconductor industry, the Company implemented another corporate restructuring aimed at further reducing operating expenses in the first quarter of 2003. The restructuring included the termination of approximately 175 employees and the closure of design centers in Maryland, Ireland and India. To date, PMC has recorded a restructuring charge of $14.2 million in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". These charges related to workforce reduction, lease and contract settlement costs and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan.

Activity in this restructuring reserve during the nine-month period ended September 28, 2003 was as follows:


                                                                                                           Restructuring
                                        Total Charge       Additional      Non-cash         Cash            Liability at
(in thousands)                         January 16, 2003     Charges         Charges       Payments        September 28, 2003
-----------------------------------------------------------------------------------------------------------------------------
Workforce reduction                       $   6,384        $   812               -       $ (5,845)            $ 1,351

Excess facility and contract
 settlement costs                               260          4,184               -         (3,150)              1,294

Obligations related to closure
 of development sites                             -          1,099               -            (51)              1,048

Asset write-downs                                 -          1,491          (1,491)             -                   -

----------------------------------------------------------------------------------------------------------------------------
Total                                     $   6,644        $ 7,586        $ (1,491)      $ (9,046)            $ 3,693
                                       =====================================================================================


The Company recorded $0.3 million of restructuring charges under this plan in the third fiscal quarter. To date, the Company has made cash payments of $9.0 million under this plan.



NOTE 4. Debt Investments

The following tables summarize the Company's investments in debt securities:


                                                Sep 28,           Dec 29,
(in thousands)                                    2003              2002
-----------------------------------------------------------------------------

Held to maturity:
   US Government Agency notes                   $       -         $  92,039
   Corporate bonds and notes                            -           303,169
                                             --------------------------------
                                                        -           395,208
Available-for-sale:
   US Government Treasury and Agency notes         61,078            94,512
   Corporate bonds and notes                      137,545                 -
-----------------------------------------------------------------------------
                                                $ 198,623         $ 489,720
                                             ================================

Reported as:
   Short-term investments                       $ 144,550         $ 340,826
   Investments in bonds and notes                  54,073           148,894
-----------------------------------------------------------------------------

                                                $ 198,623         $ 489,720
                                             ================================



During the third fiscal quarter, PMC sold $29.9 million of its long-term held-to-maturity debt investments and recorded a loss on sale of $0.2 million. The proceeds of this sale were used to fund the partial repurchase of PMC's convertible subordinated notes during the quarter. As a result of this sale, the Company reclassified its remaining portfolio of held-to-maturity debt investments as available-for-sale and recorded an unrealized gain of $1.6 million in other comprehensive income.


NOTE 5. Convertible Subordinated Notes


In August 2001, we issued $275 million of convertible subordinated notes maturing on August 15, 2006. These notes bear interest at 3.75% payable semi-annually and are convertible into an aggregate of approximately 6.5 million shares of PMC's common stock at any time prior to maturity at a conversion price of approximately $42.43 per share. We may redeem the notes at any time after August 19, 2004. In addition, a holder may require us to repurchase the notes if a change of control, as defined in the indenture, occurs. These notes also become payable upon events of bankruptcy, insolvency or reorganization, or if we fail to pay amounts due on the notes or any other indebtedness of at least $40 million, or we fail to perform various procedural covenants detailed in the indenture. Under the terms of the indenture relating to our convertible subordinated notes, we may not merge into another entity, permit another entity to merge into us, sell substantially all of our assets to another entity, or purchase substantially all of the assets of another entity, unless the entity formed by the merger, sale or purchase is a company, partnership or trust formed in the United States, and the surviving entity assumes our obligations under the indenture, including the payment of principal and interest on the notes and, no event of default has occurred and is continuing.


During the third fiscal quarter of 2003, the Company repurchased $100 million principal amount of these notes for $96.7 million and wrote off $1.6 million of related unamortized debt issue costs, resulting in a net gain of $1.7 million.

NOTE 6. Segment Information


The Company has two operating segments: networking and non-networking products. The networking segment consists of semiconductor devices and related technical service and support to equipment manufacturers for use in service provider, enterprise, and storage area networking equipment. The non-networking segment consists of a single custom user interface product. The Company is supporting the non-networking products for existing customers, but has decided not to develop any further products of this type.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K. The Company evaluates performance based on net revenues and gross profits from operations of the two segments.



                           Three Months Ended             Nine Months Ended
                    -----------------------------  -----------------------------
                       Sep 28,        Sep 29,         Sep 28,         Sep 29,
(in thousands)           2003           2002            2003           2002
-------------------------------------------------  -----------------------------

Net revenues

 Networking           $   63,100     $   59,358      $  178,096     $  160,095
 Non-networking                -            226             768          5,442
-------------------------------------------------  -------------- --------------

Total                 $   63,100     $   59,584      $  178,864     $  165,537
                    =============================  ============== ==============

Gross profit

 Networking           $   41,232     $   36,259      $  113,481     $   98,662
 Non-networking                -             96             329          2,329
-------------------------------------------------  -------------- --------------

 Total                $   41,232     $   36,355      $  113,810     $  100,991
                    =============================  ============== ==============




NOTE 7. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:



                                            Three Months Ended                Nine Months Ended
                                       ----------------------------    ------------------------------
                                         Sep 28,          Sep 29,         Sep 28,         Sep 29,
(in thousands)                             2003             2002           2003            2002
-------------------------------------------------------------------    ------------------------------
Net income (loss)                        $ 3,164       $  (9,245)        $ (17,516)      $ (34,516)
Other comprehensive income (loss):
Change in net unrealized gains
 (losses) on investments                   1,584          (1,954)           (2,287)        (24,398)
Change in fair value of derivatives          710               -               710               -
-------------------------------------------------------------------    ------------------------------
Total                                    $ 5,458       $ (11,199)        $ (19,093)      $ (58,914)
                                       ============================    =============   ==============



NOTE 8. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income loss per share:


                                                                 Three Months Ended                      Nine Months Ended
                                                            -----------------------------------  -----------------------------------
                                                              Sep 28,              Sep 29,          Sep 28,              Sep 29,
(in thousands, except per share amounts)                        2003                 2002             2003                2002
-----------------------------------------------------------------------------------------------  -----------------------------------
Numerator:
  Net income (loss)                                           $    3,164         $    (9,245)      $   (17,516)       $   (34,516)
                                                            ===================================  ================   ================

Denominator:
Basic weighted average common shares outstanding (1)             174,118             170,525           172,603            169,945
  Effect of dilutive securities:
  Stock options                                                   12,019                   -                 -                  -
                                                            ----------------  -----------------  ----------------   ----------------

Diluted weighted average common shares outstanding (1)           186,137             170,525           172,603            169,945
                                                            ===================================  ================   ================

Basic net income (loss) per share                             $     0.02         $     (0.05)      $     (0.10)       $     (0.20)
                                                            ===================================  ================   ================

Diluted net income (loss) per share                           $     0.02         $     (0.05)      $     (0.10)       $     (0.20)
                                                            ===================================  ================   ================


The Company had 2.6 million common stock equivalents outstanding at September 29, 2002 that were not included in diluted net loss per share because they would be antidilutive.

(1) PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.


NOTE 9. Voluntary Stock Option Exchange Offer

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


NOTE 10. Subsequent Event

Subsequent to September 28, 2003, the Company sold a property it held in Burnaby, Canada, for total proceeds of approximately $15.3 million. The proceeds consist of $ 12.7 million cash and a $ 2.6 million vendor take-back mortgage. The mortgage is non-interest bearing and is due on September 30, 2008. The Company recognized a nominal net gain on sale of this property. At September 28, 2003, this property was classified as property held for sale in accordance with SFAS 144.

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


Results of Operations


Third Quarters of 2003 and 2002

Net Revenues ($000,000)
                                         Third Quarter
                                  --------------------------
                                       2003           2002        Change

Networking products                 $  63.1         $ 59.4          6%
Non-networking products                   -            0.2      ( 100%)
                                  --------------------------
Total net revenues                  $  63.1         $ 59.6          6%
                                  ==========================


Net revenues for the third quarter of 2003 were $63.1 million compared to $59.6 for the third quarter of 2003.

Networking revenues increased $3.7 million, 6% over the third quarter of 2002 due to increased unit demand, primarily in storage and enterprise equipment markets.

Non-networking revenues declined to zero in the third quarter of 2003 from $0.2 million in the same period a year ago. Our non-networking product is a single medical chip near end of life and we have not developed any new products of this type.

Gross Profit ($000,000)
                                         Third Quarter
                                  --------------------------
                                      2003            2002        Change

 Networking products                $  41.2         $ 36.3          14%
 Non-networking products                               0.1       ( 100%)
                                  --------------------------
 Total gross profit                 $  41.2         $ 36.4          13%
                                  ==========================
   Percentage of net revenues           65%            61%



Total gross profit increased $4.8 million, or 13%, in the third quarter of 2003 compared to the same quarter a year ago.

Networking gross profit for the third quarter of 2003 increased by $4.9 million from the third quarter of 2002 primarily due to increased unit sales and a reduction in product material costs.

Networking gross profit as a percentage of networking revenues increased 4 percentage points, from 61% in the third quarter of 2002 to 65% in the third quarter of 2003. This increase resulted from the following factors:


    *    product  material  costs   decreased,   improving  gross  profit  by  7
         percentage points;

    * fixed manufacturing costs were allocated over a higher volume of shipments, improving gross profit by approximately 2 percentage points;

    * a greater portion of our sales were from higher volume but lower margin applications, reducing networking gross profit by approximately 3 percentage points; and

    * the average selling price of our high volume products decreased, reducing gross profit by 2 percentage points.




Operating Expenses and Charges ($000,000)
                                                    Third Quarter
                                             --------------------------
                                                   2003         2002     Change

Research and development                        $  27.8       $ 34.0     ( 18%)
Percentage of net revenues                          44%          57%

Marketing, general and administrative           $  12.0       $ 16.0     ( 25%)
Percentage of net revenues                          19%          27%

Amortization of deferred stock compensation:
 Research and development                       $     -       $  0.5
 Marketing, general and administrative              0.3            -
                                             --------------------------
                                                $   0.3       $  0.5
                                             --------------------------
 Percentage of net revenues                          0%           1%

Restructuring costs                             $  (1.1)      $    -      100%

  Research and Development and Marketing, General and Administrative Expenses:

Our research and development, or R&D, expenses were $6.2 million, or 18%, lower in the third quarter of 2003 compared to the same quarter a year ago due to the restructuring program implemented in the first quarter of 2003 and ongoing cost reduction initiatives. Headcount reductions resulting from the first quarter restructuring program and attrition have decreased our R&D personnel and related costs by $1.9 million. Of the $4.3 million decrease in other R&D expenses since the third quarter of 2002, $2.1 million related to reduced depreciation expense as more property and equipment became fully depreciated and was not replaced. Additionally, costs incurred for product development materials were $1.4 million lower in the third quarter of 2003 than the same period a year ago. This fluctuation in costs is due, in part, to the timing of purchases of prototype wafers and masks used in the development of new products.

Our marketing, general and administrative, or MG&A, expenses decreased by $4.0 million, or 25%, in the third quarter of 2003 compared to the same quarter a year ago. Reductions in headcount due to our first quarter restructuring program resulted in a decrease of personnel-related costs of $1.2 million. The $2.8 million decrease in Other MG&A expenses was primarily attributable to reduced sales commissions and legal expenses.


  Amortization of Deferred Stock Compensation

The non-cash charge for amortization of deferred stock compensation in the third quarter of 2003 was $0.3 million compared to $0.5 million in the third quarter of 2002.


  Restructuring

In response to the severe economic downturn in the semiconductor industry in 2001, we implemented two restructuring plans aimed at focusing development efforts on key projects and reducing operating costs. By the first quarter of 2003, we were still operating in a challenging economic climate, making it necessary for us to again streamline operations and announce a further restructuring. Our assessment of market demand for our products and the development efforts necessary to meet this demand were key factors in our decisions to implement these restructuring plans. Because end markets for our products had contracted to such a great degree, certain projects were curtailed in an effort to cut costs. Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during this period.

We have completed substantially all of the activities contemplated in the original restructuring plans, but have not yet disposed of all our surplus leased facilities as of September 28, 2003.

During the third quarter of 2003, we recorded an additional $3.1 million for costs relating to facilities abandoned in our March 2001 restructuring plan. The continued downturn in real estate markets has resulted in higher expected costs than anticipated in the original plan. Payments made in connection with these leases in the third quarter were $0.2 million. We expect to make cash payments of $0.3 million related to these facilities in the fourth quarter of 2003. Efforts to exit these sites are ongoing, however, the payments related to these facilities could extend to 2010.

On July 7, 2003, we terminated our remaining rental commitment for Mission Towers Two, located in Santa Clara, CA, by purchasing the facility for $133 million and then immediately reselling it for $33 million. We incurred fees of approximately $1 million on these transactions. Upon completion of the sale of Mission Towers Two, we reversed $4.5 million of excess restructure provision. We have completed the restructuring activities contemplated in the October 2001 plan, but have not yet disposed of all of its surplus leased facilities as of September 28, 2003. The remainder of cash payments made in 2003 related to other facilities abandoned in the October 2001 restructuring. We expect to make cash payments of $0.6 million related to this restructuring in the fourth quarter of 2003. We continue our efforts to exit the remaining sites, however, payments relating to these facilities could extend to 2009.

In the first quarter of fiscal 2003, we implemented a corporate restructuring to further reduce operating expenses. The restructuring plan included the termination of approximately 175 employees and the closure of four product development centers in Maryland, Ireland and India. We recorded a charge of $0.3 million in the third quarter of 2003. We have substantially completed activities contemplated in this plan and do not expect to record further related restructuring charges. We made cash payments of $1.0 million in the third quarter of 2003 and expect to make cash payments of approximately $0.6 million in the fourth quarter. We continue our efforts to exit the remaining sites, however, payments relating to these facilities could extend to 2006. As a result of this restructuring, we expect to save approximately $21 million of annual operating costs.


Interest and other income (expense), net

Net interest and other expense was $0.3 million in the third quarter of 2003 compared to income of $1.4 million in the third quarter of 2002. We incurred net interest expense in the current quarter due to declining cash balances as well as declining reinvestment yields on our maturing longer term investments.


Gain on extinguishment of debt

In the third quarter of 2003, we repurchased $100 million face value of our convertible subordinated notes for $96.7 million and wrote off $1.6 million of related unamortized debt issue costs, resulting in a net gain of $1.7 million.


Gain (loss) on investments

In the third quarter of 2003, we sold debt investments totaling $29.9 million resulting in a loss of $0.2 million. The proceeds were used to fund a portion of the repurchase of our convertible debt. These investments were previously classified as held-to-maturity. As a result of these sales all debt investments were reclassified as available for sale at the end of the third quarter. In the same period a year ago, we recorded a $0.1 million gain on the sale of a portion our investment in Sierra Wireless, Inc., a public company.

Provision for income taxes

We recorded a provision for income taxes of $0.3 million in the third quarter of 2003 relating to income generated in Canada.


First Nine Months of 2003 and 2002



Net Revenues ($000,000)
                                          First Nine Months
                                     ---------------------------
                                         2003            2002        Change

 Networking products                   $  178.1        $ 160.1          11%
 Non-networking products                    0.8            5.4        ( 86%)
                                     ---------------------------
 Total net revenues                    $  178.9        $ 165.5           8%
                                     ===========================



Net revenues increased by 8% in the first nine months of 2003 compared to the same period a year ago.

Networking revenues increased 11% over the same period a year ago due to increased unit demand. The increased unit demand resulted from improved demand, particularly in Asia, for telecommunications equipment that incorporates our networking equipment and a decrease in component supply chain inventories.

Non-networking revenues declined 86% in the first nine months of 2003 compared to the first nine months of 2002. Our non-networking product is a single medical chip near end of life and we have not developed any new products of this type.




Gross Profit($000,000)
                                          First Nine Months
                                     ---------------------------
                                        2003            2002         Change

 Networking products                   $  113.5        $  98.7          15%
 Non-networking products                    0.3            2.3        ( 86%)
                                     ----------------------------
 Total gross profit                    $  113.8        $ 101.0          13%
                                     ============================
   Percentage of net revenues               64%            61%



Total gross profit increased $12.8 million, or 13%, in the first nine months of 2003 compared to the same period a year ago.

Networking gross profit for the first nine months of 2003 increased by $14.8 million from the first nine months of 2002.

Networking gross profit as a percentage of networking revenues increased to 64% from 62% a year ago. This increase resulted from the following factors:

    *    product  material  costs   decreased,   improving  gross  profit  by  7
         percentage points;

    * fixed manufacturing costs were allocated over a higher volume of shipments, improving gross profit by approximately 2 percentage points;

    * a greater portion of our sales from higher volume but lower margin applications, reducing networking gross profit by approximately 4 percentage points; and

    * the average selling price of our high volume products decreased, reducing gross profit by 3 percentage points.

Non-networking gross profit for the first nine months of 2003 decreased by $2.3 million from the first nine months of 2002 due to a reduction in sales volume.


Operating Expenses and Charges ($000,000)

                                                First Nine Months
                                             -----------------------
                                               2003           2002        Change

Research and development                      $ 90.9        $ 104.6       ( 13%)
Percentage of net revenues                       51%            63%

Marketing, general and administrative         $ 36.8        $  49.6       ( 26%)
Percentage of net revenues                       21%            30%

Amortization of deferred stock compensation:
 Research and development                     $  0.3        $   2.1
 Marketing, general and administrative           0.4            0.2
                                             -----------------------
 Total                                        $  0.7        $   2.3       ( 67%)
                                             -----------------------
 Percentage of net revenues                       0%             1%

Restructuring costs                           $ 12.8        $     -        100%




 Research and Development and Marketing, General and Administrative Expenses:

Our research and development, or R&D, expenses decreased by $13.7 million, or 13%, in the first nine months of 2003 compared to the same period a year ago due to the restructuring and cost reduction programs implemented in 2001 and January 2003. As a result of these restructuring and cost reduction initiatives, we reduced our R&D personnel and related costs by $4.4 million. Other R&D expenses decreased by $9.3 million, which was attributable to a $5.5 million decrease in depreciation due to property and equipment becoming fully depreciated and not replaced and to a $2.8 million decrease in product development tools and equipment as part of our cost reduction initiatives.

Our marketing, general and administrative, or MG&A, expenses decreased by $12.8 million, or 26%, in the first nine months of 2003 compared to the same period a year ago. Of this decrease, $1.5 million was attributable to lower sales commissions due to reduced use of external sales representatives and a reduction in our internal sales force. The remainder was attributable to the restructuring and cost reduction programs implemented in 2003 and 2001, which reduced our MG&A personnel and related costs by $5.4 million and other MG&A expenses by $5.9 million compared to the first nine months of 2003. Included in the $5.9 million reduction in other MG&A expenses were a $3.1 million decrease in corporate communication and professional fees, $0.7 million decrease in depreciation due to property and equipment becoming fully depreciated and not being replaced, and $0.6 million reduction in facilities costs as a result of our restructuring activities.

 Amortization of Deferred Stock Compensation

We recorded a non-cash charge of $0.7 million for amortization of deferred stock compensation in the first nine months of 2003 compared to a $2.3 million charge in the same period a year ago. The decline is due to amortizing a continually declining balance of deferred stock compensation, without entering transactions that would have required us to record offsetting additions.


 Restructuring

In response to the severe economic downturn in the semiconductor industry in 2001, we implemented two restructuring plans aimed at focusing development efforts on key projects and reducing operating costs. By the first quarter of 2003, we were still operating in a challenging economic climate, making it necessary for us to again streamline operations and announce a further restructuring. Our assessment of market demand for our products and the development efforts necessary to meet this demand were key factors in our decisions to implement these restructuring plans. Because end markets for our products had contracted to such a great degree, certain projects were curtailed in an effort to cut costs. Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during this period.

We have completed substantially all of the activities contemplated in the original restructuring plans, but have not yet disposed of all its surplus leased facilities as of September 28, 2003.

During the third quarter of 2003, we recorded an additional $3.1 million for costs relating to facilities abandoned in our March 2001 restructuring plan. The continued downturn in real estate markets have resulted in higher expected costs than anticipated in the original plan. Payments made in connection with these leases in the nine months ended September 28, 2003 were $1.3 million. Efforts to exit these sites are ongoing, however, the payments related to these facilities could extend to 2010.

During the first nine months of 2003, we paid out $116.4 million in connection with our October 2001 restructuring activities. We paid net cash of $102 million to terminate our rental commitment for Mission Towers Two, located in Santa Clara, CA by purchasing and then immediately reselling the facility. Upon settlement of the sale of Mission Towers Two, we reversed $4.5 million of related excess restructure provision. We have completed the restructuring activities contemplated in the October 2001 plan, but have not yet disposed of all of its surplus leased facilities as of September 28, 2003. The remainder of cash payments made in 2003 related to other facilities abandoned in the October 2001 restructuring. While we continue our efforts to exit the remaining sites, payments relating to these facilities could extend to 2009.

In the first quarter of fiscal 2003, we implemented a corporate restructuring to further reduce operating expenses. The restructuring plan included the termination of approximately 175 employees and the closure of four product development centers in Maryland, Ireland and India. To date, we have recorded charges of $14.2 million in conjunction with this plan, including $7.2 million for workforce reduction, $4.4 million for lease exit and contract settlement costs, $1.5 million for asset write downs and $1.1 million to settle obligations in connection with the closure of development sites. The restructuring activities contemplated in this plan are substantially complete and we do not expect to have further material charges with respect to this restructuring. While we continue our efforts to exit the remaining sites, payments relating to these facilities could extend to 2006. We made cash payments of $9.0 million in the first nine months of 2003 in connection with this restructuring. As a result of this restructuring, we expect to save approximately $21 million of annual operating costs.

Interest and other income, net

Net interest and other income was $0.2 million in the first nine months of 2003 compared to $4.1 million in the same period a year ago. The decrease in interest income resulted from declining cash and investment balances and declining reinvestment yields on our maturing longer term investments.


Gain on extinguishment of debt

During the first nine months of 2003, we recorded a gain of $1.7 million from the repurchase of $100 million face value of our convertible subordinated notes for $96.7 million and wrote off $1.6 million of related unamortized debt issue costs.


Net gain on investments

We had a net gain of $2.3 million from investments in the first nine months of 2003 compared to $3.1 million 2002. In 2003, we sold our remaining investment in Sierra Wireless Inc., a public company, resulting in a gain of $6.0 million that was partially offset by a $3.5 million charge for the impairment of a portion of our investments in non-public companies. We also sold long-term debt investments that resulted in a loss of $0.2 million. In the first nine months of 2002, we realized a $3.1 million gain on the sale of a portion of our investment in Sierra Wireless Inc. and another public company.


Provision for income taxes

We recorded a tax recovery of $5.7 million in the first nine months of 2003 relating to losses and tax credits generated in Canada, which will result in a recovery of taxes paid in prior periods. We have provided a valuation allowance on other deferred tax assets generated in the quarter because of uncertainty regarding their realization.


Critical Accounting Estimates


         General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 29, 2002, which also provides commentary on our most critical accounting estimates. The following estimates were of note during the first nine months of 2003.

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

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans. After elimination of the lease obligation related to Mission Towers Two during the third quarter, we performed a review of our assumptions relating to the remaining lease commitments using current market trends for the timing and rates to sublet or cancel the lease for each of the remaining facilities. Based on this analysis we determined that an additional charge of $3.1 million was required for facilities related to the March 26, 2001 restructuring due to further deterioration in facilities leasing markets, with the total estimate representing 66% of the estimated total future operating costs and lease obligations for the effected sites. For the facilities related to the October 18, 2001 restructuring we determined that we could lower the estimate to meet lease termination costs by $4.5 million and made an adjustment of that amount. The total remaining estimate represents 92% of the estimated total future operating costs and lease obligations for the effected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites. Our current estimate of costs for the closing of all four sites represents just over 58% of the estimated total future operating costs and lease obligations for the effected sites.

We believe our estimates of the obligations for the closing of sites remain sufficient to cover anticipated settlement costs. However, our assumptions on either the lease termination payments, operating costs until terminated, or the amounts and timing of offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates. If our actual costs exceed our estimates, we would incur additional expenses in future periods.


Business Outlook

Forecasting our revenue outlook in the current economic climate remains difficult. Many of our customers delay ordering of our products until the last possible moment, and are still limiting their orders to the minimum required to produce equipment to meet specific customer demand. Our quarterly revenues may continue to vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate that our fourth quarter 2003 revenues will increase by 8% to 11% compared with the third quarter of 2003 resulting estimated revenues of $68 million to $70 million. Our estimate regarding fourth quarter revenues is based on orders already shipped at the date of this report, order backlog scheduled for shipment during the remainder of the quarter, and an estimate of new orders we expect to receive and ship before the end of the quarter (turns orders). We have estimated turns orders for the fourth quarter to be consistent with previous quarters of fiscal 2003. As our customers still do not place orders for delivery beyond our lead times, we are unable to estimate revenues beyond the fourth quarter of 2003.

We expect aggregate spending on research and development (R&D) and marketing, general and administrative (MG&A) expenses to remain at the same level in the fourth quarter as the third quarter of 2003, as we have now implemented the restructuring program announced on January 16, 2003. We anticipate recording only non-material amounts related to the January 2003 restructuring in the fourth quarter.

We expect our interest costs to exceed the interest income on our cash balances by $0.2 million as the yields we earn on our cash, short-term investments and long-term investments in bonds and notes continue to decline, while the interest rate associated with our convertible subordinated debt, the largest component of interest expense, is fixed.


Liquidity & Capital Resources

Our principal source of liquidity at September 28, 2003 was $405.2 million in cash and investments, which included $351.1 million in cash and cash equivalents, short-term investments and restricted cash and $54.1 million of long-term investments in bonds and notes, which mature within the next 12 to 27 months.

In the first nine months of 2003, we used $99.5 million of cash for operating activities. Changes in working capital accounts included:

    o a $114.2 million reduction in accrued restructuring costs, primarily due to the settlement of a long-term lease obligation at a Santa Clara, CA. office facility;

    o an $11.8 million decrease in accounts payable and accrued liabilities, principally due to the settlement of $5.3 million of personnel related costs such as the employee stock purchase plan, accrued payroll and accrued vacation costs during third quarter of 2003, the payment of $3.1 million of accrued interest on our convertible subordinated notes in August 2003, and reduced operating expenses which has decreased our trade accounts payable balance;

    o a $6.7 million reduction in inventories, as we continued our efforts to reduce our networking product inventories; and

    o a $2.3 million decrease in deferred income, as PMC product shipments by our major distributor exceeded PMC product shipments to our major distributor.

In the first nine months of 2003 cash flows from our investment activities included:

    o    the  purchase  of  $167.1   million  of  long-  and   short-term   debt
         investments;

    o cash proceeds of $459.5 million from the sale or maturities of short- and long-term debt investments;

    o cash proceeds of $8.4 million from the sale of the remainder of our investment in Sierra Wireless Inc., a public company;

    o    cash proceeds of $15.2 million in wafer fabrication deposit refunds;

    o an investment of $10.5 million for the purchases of property and equipment; and


In the first nine months of 2003 cash flows from our financing activities included:

    o cash proceeds of $22.8 million from the issuance of common stock under our equity-based compensation plans and

    o $96.7 million used to repurchase $100 million face value of our convertible subordinated notes.

As of September 28, 2003, we had cash commitments made up of the following:



(in thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           After
Contractual Obligations                            Total       2003        2004        2005         2006        2007        2007
Operating Lease Obligations:
    Minimum Rental Payments                    $  62,783    $ 2,944    $ 11,075    $  9,475    $   7,941   $   7,536    $ 23,812
    Estimated Operating Cost Payments             25,328      1,091       4,103       3,881        3,211       2,905      10,137
Long Term Debt:
    Principal Repayment                          175,000          -           -           -      175,000           -           -
    Interest Payments                             19,689          -       6,563       6,563        6,563           -           -
Purchase Obligations                              11,636      3,035       6,192       2,409            -           -           -
                                              -----------------------------------------------------------------------------------
                                                 294,436    $ 7,070    $ 27,933    $ 22,328    $ 192,715   $  10,441    $ 33,949
                                                           ======================================================================
Venture Investment Commitments (see below)        21,119
                                              -----------
Total Contractual Cash Obligations             $ 315,555
                                              ===========


Subsequent to the end of the third quarter of 2003, we extended the lease agreement for our facility in Burnaby, Canada. This will increase the total commitments in the above table by $1.4 million, $2.2 million and $4.8 million for the years 2006, 2007 and 2008 respectively. In addition we sold a property held in Burnaby, Canada, for total proceeds of approximately $15.3 million. The proceeds consist of $ 12.7 million cash and a $ 2.6 million vendor take-back mortgage. The mortgage is non-interest bearing and is due on September 30, 2008.

In 1999 and 2000 we established passive investments, like many of our peers, in four professionally managed venture funds as an opportunity to be kept abreast of technological and market developments in the rapidly evolving market in which we participate. From time to time these funds request additional capital. We have committed to invest an additional $21.1 million into these funds, which may be requested by the fund managers at any time over the next seven years.

We have a line of credit with a bank that allows us to borrow up to $5.3 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit. At September 28, 2003 we had committed $2.5 million under letters of credit as security for office leases.

We are committed to semi-annual interest payments of approximately $3.3 million to holders of our convertible notes. These interest payments are due on February 15 and August 15 of each year, with the last payment of interest and $175 million in principal being due on August 15, 2006.

We believe that existing sources of liquidity will satisfy our projected restructuring, operating, working capital, venture investing, debt interest, capital expenditure and wafer deposit requirements through the end of 2003 and 2004.

While we believe our current sources of liquidity will satisfy our long-term needs for capital, we operate in an industry that is subject to the rapid technological and economic changes. In addition, we contemplate mergers and acquisitions of other companies or assets as part of our business strategy. Consequently in the future we may determine that our sources of liquidity are insufficient and we may proceed with financing or other activities, which may dilute your investment or impact our liquidity and operating results.

Recently issued accounting standards

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". SFAS No. 150 requires certain financial instruments that were accounted for as equity under previous guidance to now be accounted for as liability. SFAS No. 150 applies to mandatorily redeemable stock and certain financial instruments that require or may require settlement by transferring cash or other assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not issued any financial instruments that fall under the scope of SFAS No. 150. We adopted SFAS No. 150 in the third quarter of 2003. The adoption of this Statement has not had a material impact on our results of operations and financial position.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. We adopted SFAS No. 149 on July 1, 2003. The adoption of SFAS No.149 did not have material impact on our consolidated financial position or disclosures.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections" was issued, rescinding SFAS 4, which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. We adopted SFAS 145 as of the beginning of fiscal 2003. Compliance with this standard resulted in the classification of the $1.7 million gain on extinguishment of debt in income from continuing operations in our consolidated statement of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003 however, earlier adoption is permitted. We adopted FIN 46 in the third quarter of 2003. Adoption of this standard did not have a material effect on our results of operations, financial condition or disclosures.

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

While some of our customers have reported that demand for some of their products has improved, demand may fluctuate from current levels depending on their customers' specific needs. Several of our customers' clients carefully manage their cash usage and expense levels, purchasing equipment which may generate a financial return on a shorter time horizon. The equipment to which our customers' clients shift may not incorporate, or may incorporate fewer, of our products.

In response to the actual declines in networking equipment demand, many of our customers and their contract manufacturers have undertaken initiatives to significantly reduce expenditures and excess component inventories. Many platforms in which our products are designed have been cancelled as our customers cancel or restructure product development initiatives or as venture-financed startup companies fail. Our revenues may be materially and adversely impacted in future quarters if these conditions continue or worsen.

Our customers' actions have reduced our visibility of future revenue streams. As most of our costs are fixed in the short term, a further reduction in demand for our products may cause a decline in our gross and net margins.

While we believe that our customers and their contract manufacturers are consuming a portion of their inventory of PMC products, we believe that our revenues will continue to be affected by: variability in flat aggregate end market demand trends for our customers' products which include our components as well as seasonal variability in customer order patterns. We cannot accurately predict when demand for our products will strengthen or how quickly our customers will consume their inventories of our products.

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

Our customers often shift buying patterns as they manage inventory levels, decide to use competing products, are acquired or divested, market different products, or change production schedules. Customers frequently request shipment of our products at less than our normal lead times. We may be unable to deliver products to customers when they require them if we incorrectly estimate future demand, and this may lead to higher fluctuations in shipments of our products.

In addition, we believe that uncertainty in our customers' end markets and our customers' increased focus on cash management has caused our customers to delay product orders and reduce delivery lead-time expectations. This may increase the proportion of our revenues in future periods that will be from orders placed and fulfilled within the same period. This will decrease our ability to accurately forecast and may lead to greater fluctuations in operating results.

         We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern.

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and
Hewlett Packard each accounted for more than 10% of our third quarter 2003 revenues. We do not have long-term volume purchase commitments from any of our major customers. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

On January 16th, 2003, we implemented plans to restructure our operations through a workforce reduction of approximately 175 employees and the shutdown of four of our product development sites. We recorded a charge of $14.2 million in the first nine months of 2003. While we expect to record only immaterial further costs in the fourth quarter of 2003, actual costs may exceed our estimates.

We reduced the work force and consolidated or closed excess facilities in an effort to bring our expenses into line with our reduced revenue expectations. However, if revenues decline we may again incur net losses.

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

We are experiencing significantly greater competition from many different market participants as the market in which we participate matures. In addition, we are expanding into markets, such as the enterprise storage semiconductors and generic microprocessor markets, which have established incumbents with substantial financial and technological resources. We expect fiercer competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

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

We face  significant  competition  from three major  fronts.  First,  we compete against established peer-group semiconductor companies that focus on the semiconductor markets that we target. These companies include Agere Systems, Applied Micro Circuits Corporation, Broadcom, Conexant Systems, Exar Corporation, Marvell Technology Group, Multilink Technology Corporation, Silicon Image, Transwitch and Vitesse Semiconductor. These companies are well financed, have significant communications semiconductor technology assets, have established sales channels, and are dependent on the market in which we participate for the bulk of their revenues.

Other competitors include major domestic and international semiconductor companies, such as Agilent, Altera, Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, Motorola, Nortel Networks, Texas Instruments, and Xilinx. These companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate. This represents a serious competitive threat to us.

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

         We must often redesign our products to meet evolving industry standards
         and  customer  specifications,   which  may  prevent  or  delay  future
         revenues.

We sell products to a market whose characteristics include evolving industry standards, product obsolescence, and new manufacturing and design technologies. Many of the standards and protocols for our products are based on technologies that have not been widely adopted or ratified by one or more of the standard-setting bodies in our customers' industry. Our customers often delay or alter their design demands during this standard-setting process. In response, we must redesign our products to suit these changing demands. Redesign usually delays the production of our products. Our products may become obsolete during these delays.

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

We are passive investors in funds that in turn invest in early-stage private technology companies to gain access to emerging technologies. These companies possess unproven technologies and our investments may or may not yield positive returns. We currently have commitments to invest $21.1 million in such funds. In addition to consuming significant amounts of cash, these investments are risky because the technologies that these companies are developing may not reach commercialization. We may record an impairment charge to our operating results should we determine that these funds have incurred a non-temporary decline in value.


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

Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry. This often results in expensive and lengthy litigation. Although we have neither received any material claims relating to the infringement of patents or other intellectual property rights owned by third parties nor are we aware of any such potential claims, we, and our customers or suppliers, may be accused of infringing on patents or other intellectual property rights owned by third parties in the future. This has happened in the past. An adverse result in any litigation could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to the infringing technology. In addition, we may not be able to develop non-infringing technology, nor might we be able to find appropriate licenses on reasonable terms.

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

We currently owe $175 million in convertible subordinated notes. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On August 15, 2006, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock.


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

We adopted a stockholder rights plan in 2001, pursuant to which we declared a dividend of one share purchase right for each outstanding share of common stock. If certain events occur, including if an investor tenders for or acquires more than 15% of our outstanding common stock, stockholders (other than the acquirer) may exercise their rights and receive $650 worth of our common stock in exchange for $325 per right, or we may, at our option, issue one share of common stock in exchange for each right, or we may redeem the rights for $0.001 per right.

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


        Cash  Equivalents,  Short-term  Investments and Investments in Bonds and
        Notes:

We regularly maintain a short and long term investment portfolio of various types of government and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody's, or A-1 or A by Standard and Poor's, or equivalent. We classify these securities as available-for-sale and they are held at fair market value.

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

We do not use derivative financial instruments to reduce or eliminate our exposure to changes in interest rates or credit ratings.

Based on a sensitivity analysis performed on the financial instruments held at September 28, 2003, the impact to the fair value of our investment portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $0.8 million, $1.4 million and $2.1 million respectively.


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

At September 28, 2003, the Company had two currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these two contracts was $26.9 million and the contract had a fair value of $0.8 million as of September 28, 2003. A 10% shift in foreign exchange rates would not have materially impacted our other income because our foreign currency net asset position was immaterial.


Item 4. CONTROLS AND PROCEDURES


        Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer evaluated our "disclosure controls and procedures" (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act") as of of the end of the period covered by this quarterly report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.


        Changes in internal controls


There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - OTHER INFORMATION


Item 5. Other Information

Stock Option Plans

Our equity-based compensation program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. We currently grant stock options from two plans: 1994 Incentive Stock Plan and 2001 Stock Option Plan. The majority of options granted under these plans generally vest over four years and have a maximum term of ten years.

The following table summarizes the activity under all of our stock option plans for the first nine months of 2003:



                                                                   Number of      Weighted Average
                                            Shares Available         Options        Exercise Price
(in thousands, except per share amounts)       for Options         Outstanding         Per Share
----------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     30,857              11,145            $   9.51
    Additional shares reserved (1)               18,372                   -                   -
    Granted (2)                                 (17,594)             17,594            $   6.02
    Exercised                                         -              (2,921)           $   5.21
    Cancelled and available for regrant           1,614              (1,614)           $  12.07
----------------------------------------------------------------------------------------------------
Balance at September 28, 2003                    33,248              24,204            $   7.38
                                           =========================================================



         (1) On January 1, 2003, 8.4 million shares were automatically authorized for issuance under the "evergreen" provisions in the 1994 Incentive Stock Plan. On June 9, 2003, 10 million additional shares were authorized for issuance under the company's 2001 Stock Option Plan.


         (2) On September 26, 2002, we cancelled options to purchase approximately 19.3 million shares of common stock with a weighted average exercise price of $35.98. In exchange for these stock options and pursuant to the terms and conditions set forth in our Voluntary Stock Option Exchange Offer, we granted options to purchase approximately 16.6 million shares of common stock on March 31, 2003 with an exercise price of $5.95, which was the closing price of our stock on the grant date. In the first 9 months of 2003, we also granted options to purchase approximately 1 million shares primarily to new employees.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits -

            o   11.1  Calculation of income (loss) per share (1)

            o   10.1  Sixth  Amendment  to  Building  Lease  Agreement   between
                      PMC-Sierra,  Ltd. and Production  Court Property  Holdings
                      Inc.

            o   10.2  Agreement for Purchase and Sale of Real  Property  between
                      WHTS Freedom Circle  Partners II, L.L.C.  and  PMC-Sierra,
                      Inc.

            o   10.3  Agreement for Purchase and Sale of Real  Property  between
                      PMC-Sierra, Inc. and WB Mission Towers, L.L.C.

            o   31.1  Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 302 (a) of the Sarbanes-Oxley Act of 2002

            o   31.2  Certification  of  Chief  Financial  Officer  pursuant  to
                      Section 302 (a) of the Sarbanes-Oxley Act of 2002

            o   32.1  Certification    Pursuant    to   Section   906   of   the
                      Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

            o   32.2  Certification    Pursuant    to   Section   906   of   the
                      Sarbanes-Oxley Act of 2002 (Chief Financial Officer)


        (b) Reports on Form 8-K -

            - On October 16, 2003, we furnished a Current Report on Form 8-K to announce our third quarter results.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PMC-SIERRA, INC.
                                            (Registrant)

Date:    November 7, 2003                   /s/  Alan F. Krock
         ----------------                   ---------------------------------
                                            Alan F. Krock
                                            Vice President, Finance
                                            Chief Financial Officer and
                                            Principal Accounting Officer



--------

(1) Refer to Note 8 of the financial statements included in Item I of Part I of this Quarterly Report.