Form 10-K
period 2003-12-28
PMC SIERRA INC
filed 2004-03-12
CIK 767920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 28, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: to

Commission File Number 0-19084

PMC-Sierra, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2925073
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3975 Freedom Circle Santa Clara, CA 95054
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (408) 239-8000

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on June 27th, 2003, as reported by the Nasdaq National Market, was approximately $1.3 billion. Shares of Common Stock held by each executive officer and director and by each person known to the Registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2004, the Registrant had 176,397,325 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2004 Annual Meeting of Stockholders are

incorporated by reference into Part III of this Form 10-K Report.

PART I

ITEM 1.  Business

PMC-Sierra, Inc. designs, develops, markets and supports high-speed broadband communications and storage semiconductors and MIPS-based processors for service provider, enterprise, storage, and wireless networking equipment.  We have more than 180 different semiconductor devices that are sold to leading equipment manufacturers, who in turn supply their equipment principally to communications network service providers and enterprises.  We provide superior semiconductor solutions for our customers by leveraging our intellectual property, design expertise and systems knowledge across a broad range of applications.

PMC-Sierra was incorporated in the State of California in 1983 and reincorporated in the State of Delaware in 1997.  Our Common Stock trades on the Nasdaq National Market under the symbol “PMCS” and is included in the S&P 500 index.

Our principal executive offices are located at 3975 Freedom Circle, Santa Clara, California 95054, and our phone number is (408) 239-8000. Our internet webpage is located at www.pmc-sierra.com; however, the information in, or that can be accessed through, our webpage is not part of this report.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our webpage as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Our fiscal year ends on the last Sunday of the calendar year.  Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks.   For ease of presentation, we have referred to December 31 as our fiscal year end for all years.  In this Annual Report on Form 10-K, “PMC-Sierra”, “PMC”, “the Company”, “us”, “our” or “we”, means PMC-Sierra, Inc. together with our subsidiary companies.

FORWARD-LOOKING STATEMENTS

This Annual Report and the portions of our Proxy Statement incorporated by reference into this Annual Report contain forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements.

These forward-looking statements apply only as of the date of this Annual Report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described under “Factors That You Should Consider Before Investing in PMC-Sierra” and elsewhere in this Annual Report.  Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  Such forward-looking statements include statements as to, among others:

•                  business strategy;

•                  sales, marketing and distribution;

•                  wafer fabrication capacity;

•                  competition and pricing;

•                  critical accounting policies and estimates;

•                  customer networking product inventory levels, needs and order levels;

•                  demand for networking, enterprise and consumer equipment;

•                  net revenues;

•                  gross profit;

•                  research and development expenses;

•                  marketing, general and administrative expenditures;

•                  interest and other income;

•                  foreign exchange rates;

•                  capital resources sufficiency;

•                  restructuring activities, expenses and associated annualized savings; and

•                  our business outlook.

INDUSTRY OVERVIEW

Worldwide demand for Internet connectivity and the volume of information transmitted over the Internet have both grown steadily over the last few years.  As data traffic increases, communication service providers seek to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner.  To provide advanced voice, data, and video services, service providers must transition their voice-centric infrastructure to data-centric networks.   Other commercial enterprises are also expanding their data networks to compete cost-effectively in a world where more and more daily business operations require Internet connectivity and the ability to move, store and manage large quantities of data.  Different types of data transmitted at different speeds over the Internet require service providers and enterprises to invest in multi-service equipment that efficiently handles, processes and transports many different types of traffic.

The Internet’s structure drives the need for equipment that handles multiple types of data traffic. Internet traffic moves over a hybrid series of distinct networks, with each network built using copper wires, coaxial cables or fiber optic cables.  These networks carry high-speed traffic in the form of electrical and optical signals that are transmitted and received by complex networking equipment.  To ensure this equipment and the various networks can easily communicate with each other, original equipment manufacturers (OEMs) and makers of communications semiconductors have developed numerous communications standards and protocols for the industry.  These communications protocols make it easier for complex high-speed data traffic to be sent and received reliably and efficiently — whether intra-office, across the country, or internationally.

One industry standard that packages information into a fixed-size cell format for transportation across networks is ATM, or Asynchronous Transfer Mode. Many service providers deploy equipment that handles this protocol because it can support voice, video, data, and multimedia applications simultaneously.

The Internet Protocol, called IP, is another transport protocol that maintains network information and routes packets across networks.  IP packets are larger and can hold more data than ATM cells, but, service providers may have difficulty providing the same quality of service with IP because it is not optimized for time-sensitive signals such as video and voice.  Despite this limitation of IP traffic, there is an emerging trend toward use of Voice Over IP (VoIP) as networks become more data-centric.

High capacity data communication over fiber optic systems uses a standard called SONET (for Synchronous Optical Network) in the Americas and parts of Asia, and called SDH (for Synchronous Digital Hierarchy) in the rest of the world. In addition to using SONET to increase the bandwidth, or capacity, of their networks, many service providers have also deployed equipment that uses an optical technology called dense wave division multiplexing.  Rather than transmitting a single light signal over an optical fiber, dense wave division multiplexing allows many different light signals (each of a different wavelength) to be transmitted simultaneously.  By deploying this technique at higher transmission rates, carriers can move more signals across transmission lines.

Ethernet is a protocol historically used within an enterprise’s local area networks, or LANs, that is now also used in wide area networks, or WANs.  Service providers are beginning to transport Ethernet traffic over their existing SONET infrastructure, because service providers are familiar with SONET, which provides a relatively efficient way to handle increasing amounts of data moving from the LAN to the WAN.

Digital Subscriber Loop, or DSL, is an access technology that allows for high-speed data communication over existing copper telephone lines between end-users and telephone companies. DSL uses a complex digital signal processing technique to achieve typical downstream data speeds of 1.5 megabits per second and typical upstream speeds of 128 kilobits per second. DSL is largely intended for residential and small business customers who desire higher speed access to Internet services.

Service providers not only need to transport large amounts of data at high speeds using different protocols and technologies, but they are also experiencing traffic bottlenecks where high-speed long-haul traffic is handed off to networking equipment in a city center or region, called the metro area.  Enterprises with their own communication networks, particularly those which have integrated high speed data storage systems into their businesses, experience similar bottlenecks.  In response, many OEMs are designing faster and more highly integrated equipment to handle higher data volumes, which must also accommodate multiple communication protocols.

OEMs must meet this demand for next-generation equipment despite reductions in their development teams that previously designed custom semiconductor solutions for each OEM. Insufficient internal technical resources, coupled with increasing development costs for custom semiconductors, has resulted in more OEMs outsourcing their communications integrated circuit design, and accelerating their demand for standard semiconductor solutions which operate at high speeds and comply with multiple protocols.

PRODUCTS

PMC-Sierra designs, develops, markets and supports a broad range of high-performance integrated circuits, which process analog and digital signals in a wide range of speeds and comply with multiple protocols, used in the telecommunications and data networking industries.

We have more than 180 revenue-producing products in our portfolio.  Many of our products are designed with standardized interfaces between chips so our customers can easily develop and implement solutions involving multiple PMC-Sierra products.

We sell our networking products primarily into four areas of the worldwide network infrastructure, which we call the Access, Metro, Enterprise/Storage, and Consumer-related markets. The following describes PMC-Sierra’s view of these markets and some typical equipment that may include our chips and chipsets.  Due to the complexity of the telecommunications network, it is not possible to sharply delineate networking functions or markets served. In addition, many of our products may be used in multiple classes of networking equipment that are deployed across all of the market areas identified below, while some of our other products have highly specialized applications.  For example, our microprocessors can be used in many networking equipment applications (such as high-speed routers or networked printers), while our Paladin chip may only be used in a single application  (power amplification for wireless base stations).  In some situations, different OEMs might use our chips or chipsets in equipment addressing more than one of the market areas noted below.  Further, during the lifecycle of their products, our customers from time to time may redesign their products and exclude our products from the new design.  We are not always aware when customers undertake such actions.

While our current product development efforts are focused on each of the following network infrastructure areas, we derive less than 10% of our current revenues from the storage and consumer markets.  One of our key strategies is expand our business in these markets.

•                  Access:  this area of the telecommunications network infrastructure encompasses wired and wireless equipment that aggregates transmissions from the home or office and connects that traffic to the metro and the wide area network (WAN). For example, our semiconductors would be used in equipment such as add-drop multiplexers  (which add and drop signals and streams of data from optical networks) and switches (which direct the data traffic to other destinations within the network).  The Access area of the network involves not only aggregation equipment but also termination equipment, which separates trunk data signals into lower speed, tributary data signals.  Many of our networking devices used in wireline communications infrastructure are also deployed in the uplink of wireless data traffic to the network.

•                  Metro: the metropolitan area of the internet infrastructure is predominantly a fiber optic-based network that provides high-speed communications and data transfer over a city center or regional area.  This portion of the network manages traffic inside its own region and manages traffic between the access and long-haul transport networks for inter-city or international transmission.  Our products are used in metro equipment such as multi-service switches and routers that gather and process signals in different protocols, and then transmit them to the next destination as quickly and efficiently as possible.  The next-generation equipment in the metro portion of the network that can handle different data protocols is often referred to as multi-service provisioning platforms (MSPPs).

•                  Enterprise/Storage: this area of the network includes equipment that is deployed primarily in the office for data communications and other local area network applications.  Our products are used in equipment such as laser printers for the office, as well as switches and storage devices that enable data to be transferred to local telecommunications networks. It also includes storage area networks and storage systems equipment that manage, transmit and store large quantities of data utilized by enterprises, corporations and government agencies.

•                  Consumer:  While not generally considered part of the network infrastructure, the consumer area includes equipment, used primarily by individuals in their homes for entertainment and communications purposes that require interfaces with the telecommunications network. For example, some of our lower-end microprocessors are used in equipment such as set-top boxes, high-definition TVs, and personal video recorders.

Our chips and chipsets can also be divided into the broadly defined functional categories identified below. As with descriptions of the network, particular categories may overlap and a device may be present in more than one category. In addition, some products, particularly multiple chip sets, integrate different functions and could be classified in one or more categories. For example, some of our products convert high-speed analog signals to digital signals and split or combine various transmission signals.

•                  Line interface units: these devices, also referred to as transceivers, transmit and receive signals over a physical medium such as wire, cable or fiber.  The line interface unit determines the speed and timing characteristics of the signals, and may also convert them from a serial stream of data into a parallel stream before they are further processed for transmission to the next destination.

•                  Framers and mappers: before the data can be sent to the next destination, it must be converted into a proper format for transmission in the network.  For example, the framing function arranges the bits into different size formats, commonly referred to as “cell” or “packet” formats, and attaches the appropriate information to the formats to ensure they reach their destinations.  In turn, this data may be inserted into other frames, such as SONET frames, for transmission across high-speed fiber optics.

•                  Packet and cell processors:  these devices examine the contents of cells, or packets, and perform various management and reporting functions.  For instance, a switch or router may use a packet or cell processor to determine if a signal is voice or video in order to allocate the proper amount of bandwidth.

•                  Traffic managers and switch fabrics:  traffic managers organize, schedule and queue cells and packets into and out of switches.  Switch fabrics interconnect the wires and fibers, allowing the data to be routed to its intended destination.

•                  Microprocessors: these devices perform the high-speed computations that help identify and control the flow of signals and data in many different types of network equipment used in the communications, enterprise and consumer markets.

•                  Serializers/Deserializers:  these devices convert networking traffic between slower speed parallel streams and higher speed serial streams.  OEMs use serial streams to reduce networking equipment line connections, and parallel streams to allow them to apply lower cost traffic management technologies.

STRATEGY

Our high-speed semiconductor solutions are based on our strong knowledge of network applications, system requirements and networking protocols. To achieve our goal of profitably expanding our business, we are pursuing the following key strategies:

Continue to increase our presence in Asian markets

Over the past decade, we have been developing strong relationships with our Asian customers. In 2003, close to 40% of our total revenues were generated in the Asia Pacific region. Based on PMC’s 2003 revenues, some of our largest customers in Japan and Korea include Fujitsu, NEC, Ricoh and Samsung.  In addition, we continue to work with OEMs in the People’s Republic of China, including Fiberhome Telecommunication Technologies, Huawei Technologies and ZTE.  Our customers in Asia are broadening their product offerings in Access, Metro and Wireless Infrastructure equipment to meet the growing needs of their domestic markets as well as emerging international markets. We are continuing to increase the number of sales/marketing personnel serving the Asia Pacific market and have added distribution capabilities in some of the regional markets.

Broaden our business into the Enterprise, Storage and Consumer markets

The majority of our products are used by OEMs that sell their networking equipment to telecommunications service providers worldwide. We are continuing to direct many of our existing products, and newly designed devices, into growing enterprise, storage and consumer markets.  For example, we introduced several new products in 2003 for OEMs selling equipment into the storage area networking market. Our lower-speed microprocessors are being designed into multi-function devices as well as into consumer applications such as personal video recorders, set-top boxes and high-definition TVs. We are working closely with some of the largest players in the enterprise and storage markets to help these customers design and develop standard semiconductor solutions that will meet their performance requirements and help lower their costs.

Leverage technical expertise across diverse base of applications

We have a strong history of analog, digital, mixed signal and microprocessor expertise and we are able to integrate many of these functions and protocols into our products. We leverage our common technologies and intellectual property across a broad range of networking equipment. Many OEMs recognize they can obtain highly complex, broadband communications technology from companies such as PMC-Sierra rather than dedicating their own resources to develop custom chips. We intend to take advantage of our customers’ growing requirements to outsource more of the silicon content in their networking equipment which will allow the OEMs to reduce their development costs and improve time-to-market while differentiating their products in other ways.

Provide first-class products, customer service and technical support

We work very closely with our customers to ensure they get the best service and technical support required to assist them with their product development efforts. As the marketplace for telecommunications equipment suppliers consolidates, we believe our largest customers and their products will take an increasing percentage of the overall market in their areas of expertise. Customers such as Alcatel, Cisco, Fiberhome , Hewlett Packard,  Lexmark, Lucent, Nortel, Ricoh, Samsung and ZTE, are aligning their design and manufacturing operations with key suppliers like PMC-Sierra.

SALES, MARKETING AND DISTRIBUTION

Our sales and marketing strategy is to have our products designed into our customers’ equipment by developing superior products for which we provide premium service and technical support. We maintain close working relationships with many of our customers. Our marketing team is focused on developing new products that meet the needs of our customers in our target markets. We are often involved in the early stages of design concerning our customers’ plans for new equipment. This helps us determine if our existing products can be used in their new equipment or if new devices need to be considered for the application. To assist us in our planning process, we are in regular contact with our largest customers to discuss industry trends, emerging standards and ways in which we can assist in their new product requirements.

To promote our products, our sales and marketing teams are actively involved in demonstrating our devices with other industry suppliers and providing technical information to our customers.  Technical support is essential to our customers’ success, and we provide this through field application engineers, technical marketing and factory systems engineers.  We also provide more detailed information and support for our product line through our corporate website and special customer-accessible extranet sites. We believe that providing comprehensive product service and support is critical to shortening customers’ design cycles and maintaining a competitive position in the networking market.

Our sales team is organized into two groups to better meet our customer’s different requirements.  One group is focused on selling and supporting our products for communications equipment providers to service provider companies. The second sales group provides sales and product support to companies focused on equipment for the storage, enterprise or consumer customers.  To better match our available sales resources to market opportunities, we also focus our sales and support efforts on target customers.

We sell our products both directly and through distributors and independent manufacturers’ representatives. In 2003, approximately 36% of our orders were shipped through our distributors, approximately 50% were sent by us directly to contract manufacturers selected by OEMs, and the balance of 14% were sent directly to our OEM customers.

Our largest distributor is Memec Group Holdings Ltd., which represents our products worldwide (excluding Japan, Israel, and Taiwan).  We distinguish this distributor as our major distributor given the magnitude of sales we generate from this company and the North American portion of sales recognized through this distributor are on a sell-through basis, or once Memec ships our products to an end customer.  In 2003, total sales shipped through the Memec Group were $53.4 million, or 21% of total revenues (2002 - 24%, 2001 - 33%).  Our second largest distributor is Macnica.  Sales shipped through this distributor in 2003 were 11% of total revenues and less than 10% of total revenues in 2002 and 2001.  Many of our customers are seeking to reduce supply chain costs and are requesting that we ship more of our products directly to the contract manufacturers they have selected.

Our sales outside of the United States, based on customer billing location, accounted for 52% of total revenue in 2003, 45% in 2002, and 42% in 2001. Our sales to Asia, including China, continued to increase in 2003 (38% of sales) from 2002 (27% of sales), as more of our OEM customers use Asia based contract manufacturers for the assembly of their products.

Cisco Systems and Hewlett-Packard each represented more than 10% of our 2003 revenues based on total sales to end customers through distributors, contract manufacturers or direct sales.

MANUFACTURING

We are a fabless company, meaning we do not own or operate foundries for the production of silicon wafers from which our products are made.  Instead, we use independent foundries and chip assemblers for the manufacture of our products.  We believe our fabless approach to manufacturing provides us with the benefit of superior manufacturing capability, as well as flexibility to move wafer manufacture, assembly and test of our products to the vendors that offer the best technology and service, at an attractive price.

Typically, the complete manufacture of our chips requires 12 to 16 weeks, which we refer to as our lead-time. Based on this lead-time, our team of production planners will initiate purchase orders with our suppliers for wafers and for the assembly and test of our parts so that our products are available at a mutually agreed upon delivery time.

Wafer Fabrication

We manufacture our products using standard CMOS process techniques.  We receive substantially all of the silicon wafers from which we derive our products from Chartered Semiconductor Manufacturing Ltd. (“Chartered”), Taiwan Semiconductor Manufacturing Corporation (“TSMC”), and IBM.  These independent foundries produce our networking products at feature sizes down to 0.13 micron.   By using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing, development and testing of new products.  In addition, we avoid much of the fixed capital and operating costs associated with owning and operating fabrication or chip assembly facilities.

We have supply agreements with both Chartered and TSMC that we renewed during 2003.  These renewed agreements are in effect until December 31, 2004.  As a result of these renewals, the deposits we have made to secure access to wafer fabrication capacity decreased to $6.8 million under both of these agreements, from $22 million at December 31, 2002.  Under these agreements, the foundries must supply certain quantities of wafers per year.  Neither of these agreements have minimum unit volume requirements but we are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms.  We do not currently anticipate any problems in renewing these supply agreements beyond the current expiry dates.

Assembly and Test

Once the wafers are fabricated, they must be probed, or inspected, to distinguish usable from unusable chip parts, referred to as die, on the wafer.  Most wafers are sent directly to an outside assembly house where they are cut and the good die are in turn packaged into chips.  The chips are then run through various electrical and visual tests before delivery to the customer.  With most of our products, we have the option to probe the wafers or test the final chips in-house or subcontract the probing or testing to independent subcontractors.

Quality Assurance

The telecommunications and data networking industries require high quality and reliable semiconductors for incorporation into their equipment.  Prior to using a supplier, we prequalify each foundry and assembly subcontractor.  Wafers supplied by outside foundries must meet our incoming quality and test standards.  We conduct a portion of our test operations on advanced mixed signal and digital test equipment in our Burnaby facility. The remainder of our testing is performed predominantly by independent U.S. and Asian companies.

RESEARCH AND DEVELOPMENT

Our current research and development efforts are targeted at integrating multiple channels or functions on single chips, broadening the number of products we provide to address varying protocols and networking functions, and increasing the speeds at which our chips operate.

From time to time we announce new products to the public once development of the product is substantially completed, and there are no longer significant costs to be incurred. As we have a portfolio of more than 180 products, we do not consider any individual new product or group of products released in a year to be material, beyond our continuing development of a portfolio of products that meet our customers future needs.

At the end of fiscal 2003, we had design centers in the United States (California, Oregon, and Pennsylvania) and Canada (British Columbia, Saskatchewan, Manitoba, Ontario and Quebec).  During 2003, we closed design centers in Maryland, Ireland and India as a result of corporate restructuring activities.

We spent  $119.5 million in 2003, $137.7 million in 2002 and $201.1 million in 2001 on research and development.

BACKLOG

We sell primarily pursuant to standard purchase orders.  Our customers frequently revise the quantity and the shipment schedules to reflect changes in their needs.  We believe orders placed for delivery in excess of six months are not firm orders. As of December 31, 2003, our backlog of products scheduled for shipment within six months totaled $63.5 million. Unless our customers cancel or defer to a subsequent year a portion of this backlog, we expect this entire backlog to be filled in 2004.  Our backlog of products as of December 31, 2002 for shipment within six months totaled $41.0 million.

Our backlog includes our backlog of shipments to direct customers, minor distributors and a portion of shipments by our major distributor to end customers.   Our customers may cancel, or defer to a future period, a significant portion of the backlog at their discretion without penalty.  Accordingly, we believe that our backlog at any given time is not a meaningful indicator of future long-term revenues.

COMPETITION

We typically face competition at the design stage when our networking customers determine which communications semiconductor components to use in their next generation equipment designs.

Most of our customers choose a particular semiconductor component primarily based on whether the component:

•                  meets the functional requirements;

•                  addresses the required protocols;

•                  interfaces easily with other components in a design;

•                  meets power usage requirements;

•                  is priced competitively; and

•                  is brought to market on a timely basis.

OEMs are becoming more price conscious than in the past as a result of the downturn in the telecommunications industry, and as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in OEM equipment.   We have also experienced aggressive price competition from our competitors.  These circumstances may make some of our products less competitive, and we may be forced to decrease our prices significantly to win a design.

In addition to price, OEMs will also consider the quality of the supplier when determining which component to include in a design.  Many of our customers will consider the breadth and depth of the supplier’s technology, as using one supplier for a broad range of technologies can often simplify and accelerate the design of next generation equipment.   OEMs will also consider a supplier’s design execution reputation, as many OEMs design their next generation equipment concurrently with the component design.  OEM’s also consider whether a supplier has been pre-qualified, as this ensures that components made by that supplier will meet the OEM’s quality standards.

Our competitors may be classified into two major groups.  First, we compete against established peer-group semiconductor companies that focus on the communications semiconductor business.  These companies include Agere Systems, Applied Micro Circuits

Corporation, Broadcom, Emulex, Exar Corporation, Conexant Systems, Marvell Technology Group, Qlogic, Silicon Image, Transwitch and Vitesse Semiconductor.  These companies are well financed, have significant communications semiconductor technology assets, have established sales channels, and depend on the market in which we participate for the bulk of their revenues.

Second, we also compete with major domestic and international semiconductor companies, including Agilent, Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, Motorola, and Texas Instruments.  These companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate.

Over the next few years, we expect additional competitors, some of which may also have greater financial and other resources, to enter the market with new products.

We are also expanding into some markets, such as the storage and wireless infrastructure and generic microprocessor markets, that have established incumbents with substantial financial and other resources.  Some of these incumbents derive a majority of their earnings from these markets.  We expect continued strong  competition in these markets.

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have been awarded 152 U.S. and 75 foreign patents for circuit designs and other innovations used in the design and architecture of our products.  In addition, we have 89 patent applications pending in the U.S. Patent and Trademark office.  Our patents expire typically 20 years from the patent application date if accepted, with our existing patents expiring between 2010 and 2022.

We do not consider our business to be materially dependent upon any one patent, although we believe that a strong portfolio of patents combined with other factors such as our ability to innovate, technological expertise and the experience of our personnel are important to compete effectively in the industry.  A portfolio of patents also provides the flexibility to negotiate or cross license intellectual property with other semiconductor companies to broaden the features in our products.

To protect our other intellectual property we rely on mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements, and licensing arrangements.

Our only material license is the MIPS microprocessor architecture license from MIPS Technologies Inc., on which our microprocessor-based products are based.  While the desktop microprocessor market is dominated by the Intel Corporation’s “x86” complex instruction set computing, or CISC, architecture, several microprocessor architectures have emerged for other microprocessor markets.  Because of their higher performance and smaller space requirements, most of the competing architectures, like the MIPS architecture, are reduced instruction set computing, or RISC architectures.  The MIPS architecture is widely supported through semiconductor design software, operating systems and companion integrated circuits.  Because this license is the architecture behind our microprocessors, we must be able to retain the MIPS license in order to produce our follow-on microprocessor products.  This license may be terminated only if we do not make the required royalty payments or breach confidentiality obligations.

PMC and its logo are our registered trademarks and service marks.  We own other trademarks and service marks not appearing in this Annual Report.  Any other trademarks used in this Annual Report are owned by other entities.

EMPLOYEES

As of December 31, 2003, we had 930 employees, including 583 in Research and Development, 105 in Production and Quality Assurance, 146 in Sales and Marketing and 96 in Administration.  Our employees are not represented by a collective bargaining agreement and we have never experienced any related work stoppage.  We believe our employee relations are good.

ITEM 2.  Properties.

PMC leases properties in twenty locations worldwide.  Approximately 41% of the space leased by PMC was excess at December 31, 2003. Approximately 39% of the excess space has been subleased and we are actively trying to sublease or negotiate our exit from the remaining facilities.

We lease a total of 149,000 square feet in three separate buildings in Santa Clara, California, to house the majority of our US design, engineering, product testing, sales and marketing operations.

Our Canadian operations are located in Burnaby, British Columbia where we lease 192,000 square feet of office space in four separate buildings.  These locations support a significant portion of our product development, manufacturing, marketing, sales and testing activities.  We also operate six additional research & development centers:  four in Canada and two in the US.

We have eleven sales offices located in Europe, Asia, and North America.

ITEM 3. Legal Proceedings.

We are currently not engaged in legal proceedings that require disclosure under this item.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Stock Price Information.  Our common stock trades on the Nasdaq National Market under the symbol PMCS.  The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the Nasdaq National Market:

2002	High	Low

First Quarter	$25.98	$14.61
Second Quarter	18.05	8.91
Third Quarter	10.46	3.88
Fourth Quarter	8.85	2.72

2003	High	Low

First Quarter	$7.26	$4.77
Second Quarter	13.33	6.01
Third Quarter	14.97	10.44
Fourth Quarter	22.47	13.45

To maintain consistency, the information provided above is based on calendar quarter ends rather than fiscal quarter ends.  As of February 27, 2004, there were 1,423 holders of record of our Common Stock.

We have never paid cash dividends on our Common Stock.  We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  Selected Financial Data

	Year Ended December 31, (1)
	(in thousands, except for per share data)
	2003(2)	2002(3)	2001(4)	2000(5)	1999 (6)
STATEMENT OF OPERATIONS DATA:

Net revenues	$249,483	$218,093	$322,738	$694,684	$295,768
Cost of revenues	87,875	89,542	137,262	166,161	73,439
Gross profit	161,608	128,551	185,476	528,523	222,329
Research and development	119,473	137,734	201,087	178,806	83,676
Marketing, general and administrative	45,974	63,419	90,302	100,589	52,301
Amortization of deferred stock compensation
Research and development	317	2,645	32,506	32,258	3,738
Marketing, general and administrative	691	168	8,678	4,006	1,383
Impairment of property and equipment	—	1,824	—	—	—
Restructuring costs and other special charges	15,314	—	195,186	—	—
Impairment of goodwill and purchased intangible assets	—	—	269,827	—	—
Amortization of goodwill	—	—	44,010	36,397	1,912
Costs of merger	—	—	—	37,974	866
Acquisition of in process research and development	—	—	—	38,200	—
Income (loss) from operations	(20,161)	(77,239)	(656,120)	100,293	78,453
Gain on extinguishment of debt	1,700	—	—	—	—
Gain (loss) on investments	2,416	(11,579)	(14,591)	58,491	26,800
Provision for (recovery of) income taxes	(7,852)	(18,858)	(17,763)	102,412	41,346
Net income (loss)	(7,991)	(65,007)	(639,054)	75,298	71,829

Net income (loss) per share - basic: (7)	$(0.05)	$(0.38)	$(3.80)	$0.46	$0.49
Net income (loss) per share - diluted: (7)	$(0.05)	$(0.38)	$(3.80)	$0.41	$0.45

Shares used in per share calculation - basic	173,568	170,107	167,967	162,377	146,818
Shares used in per share calculation - diluted	173,568	170,107	167,967	181,891	160,523

BALANCE SHEET DATA:

	As of December 31, (1)
	(in thousands)

Working capital	$317,444	$229,021	$214,471	$340,986	$191,019
Cash, cash equivalents, short-term investments, and restricted cash	411,928	416,659	410,729	375,116	214,265
Long-term investment in bonds and notes	41,569	148,894	171,025	—	—
Total assets	552,956	728,716	855,341	1,126,090	388,750
Long-term debt (including current portion)	175,000	275,000	275,470	2,333	9,198
Stockholders’ equity	226,297	198,639	272,227	851,318	224,842

(1)           The Company’s fiscal year ends on the last Sunday of the calendar year.  December 31 has been used as the fiscal year end for ease of presentation.

(2)           Results for the year ended December 31, 2003 include a $15.3 million net charge for restructuring costs, the $1.8 million elimination of a provision for potential litigation costs, a $2.5 million gain on sale of property and investments,  $1.7 million gain on extinguishment of debt, and a $3.5 million receipt of prior year income taxes.  The $15.3 million net charge for restructuring is comprised of $7.2 million for workforce reduction, $11.9 million for excess facilities, $1.4 for asset impairments, $4.5 million reversal of excess facilities costs related to our October 2001 restructuring and $0.7million reversal of excess workforce reduction costs related to our January 2003 restructuring plan.

(3)           Results for the year ended December 31, 2002 include a $4.0 million allowance for inventories in excess of twelve-month demand, recorded in cost of revenues, a $1.8 million write-down for impairment of property and equipment, a $15.3 million charge for impairment of other investments recorded in gain (loss) on investments and a $3.8 million gain on sale of other investments.  In accordance with the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, we ceased amortizing goodwill at the beginning of 2002, thereby eliminating amortization expense of approximately $2 million.  See Note 1 of the Consolidated Financial Statements.

(4)           Results for the year ended December 31, 2001 include a $20.7 million allowance for inventories in excess of twelve-month demand, recorded in cost of revenues, a $195.2 million charge for restructuring and other costs, a $269.8 million write-down for impairment of goodwill and purchased intangible assets, a $17.5 million charge for impairment of other investments, recorded in gain (loss) on investments, and a $2.9 million gain on sale of other investments.

(5)           Results for the year ended December 31, 2000 include costs of merger of $38.0 million and acquisition of in process research and development of $38.2 million related to the acquisitions of AANetcom, Inc., Extreme Packet Devices, Inc., Quantum Effect Devices, Inc. and SwitchOn Networks Inc.

(6)           Results for the year ended December 31, 1999 include costs of merger of $0.9 million related to the acquisition of Toucan Technology Limited.

(7)           Reflects two 2-for-1 stock splits, in the form of 100% stock dividends, effective May 1999 and February 2000.

Quarterly Comparisons

The following tables set forth the consolidated statements of operations for each of the Company’s last eight quarters.  This quarterly information is derived from unaudited interim financial statements and has been prepared on the same basis as the annual Consolidated Financial Statements.  In management’s opinion, this quarterly information reflects all adjustments necessary for fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Data

(in thousands except for per share data)

	Year Ended December 31, 2003				Year Ended December 31, 2002
	Fourth (1)	Third (2)	Second (3)	First (4)	Fourth (5)	Third	Second	First
STATEMENT OF OPERATIONS DATA:
Net revenues	$70,619	$63,100	$60,378	$55,386	$52,556	$59,584	$54,511	$51,442
Cost of revenues	22,821	21,868	21,301	21,885	24,996	23,229	20,774	20,543
Gross profit	47,798	41,232	39,077	33,501	27,560	36,355	33,737	30,899
Research and development	28,593	27,759	32,173	30,948	33,085	33,977	34,438	36,234
Marketing, general and administrative	9,176	12,031	12,151	12,616	13,827	16,030	16,451	17,111
Amortization of deferred stock compensation:
Research and development	—	—	(82)	399	507	453	764	921
Marketing, general and administrative	270	313	95	13	18	23	61	66
Impairment of property and equipment	—	—	—	—	1,824	—	—	—
Restructuring costs and other special charges	2,503	(1,093)	7,260	6,644	—	—	—	—
Income (loss) from operations	7,256	2,222	(12,520)	(17,119)	(21,701)	(14,128)	(17,977)	(23,433)
Gain on extinguishment of debt	—	1,700	—	—	—	—	—	—
Gain (loss) on investments	85	(162)	1,962	531	(14,714)	71	619	2,445
Provision for (recovery of) income taxes	(2,157)	329	(1,499)	(4,525)	(5,105)	(3,438)	(4,428)	(5,887)
Net income (loss)	$9,525	$3,164	$(9,165)	$(11,515)	$(30,491)	$(9,245)	$(11,591)	$(13,680)

Net income (loss) per share - basic	$0.05	$0.02	$(0.05)	$(0.07)	$(0.18)	$(0.05)	$(0.07)	$(0.08)
Net income (loss) per share - diluted	$0.05	$0.02	$(0.05)	$(0.07)	$(0.18)	$(0.05)	$(0.07)	$(0.08)

Shares used in per share calculation - basic	176,464	174,118	172,289	171,402	170,594	170,525	169,798	169,513
Shares used in per share calculation - diluted	190,694	186,137	172,289	171,402	170,594	170,525	169,798	169,513

(1)          Results include a $2.5 million net charge for restructuring costs, $1.8 million elimination of a provision for potential litigation costs and $3.5 million additional recovery of prior year income taxes.  The $2.5 million net charge for restructuring costs is comprised of $3.2 million additional excess facilities costs and the reversal of $0.7 million excess accrual for workforce reduction costs related to our January 2003 restructuring plan.

(2)          Results include $1.1 net reversal of restructuring costs and $1.7 million gain on extinguishment of debt.  The $1.1 million net reversal of restructuring charges is comprised of a $4.5 million reversal of excess facilities costs related to the Company’s October 2001 restructuring plan, $3.1 million additional excess facilities costs related to sites abandoned in the March 2001 restructuring and $0.3 million of restructuring costs related to the January 2003 restructuring plan.

(3)          Results include a $7.3 million charge for restructuring costs and $2.0 million net gain on other investments.  The $7.3 million restructuring charge is comprised of $5.1 million for consolidation of excess facilities, $1.3 million asset impairments and $0.8 million for workforce reduction.  The $2.0 million net gain on investments is comprised of $5.5 million gain on sale of other investments and $3.5 million charge for impairment of other investments.

(4)          Results include a $6.6 million charge for restructuring costs consisting of $6.3 million for workforce reduction and $0.3 million for consolidation of excess facilities.

(5)          Results include a $4.0 million allowance for inventories in excess of twelve-month demand, recorded in cost of revenues, and a charge of $15.3 million for impairment of other investments recorded in gain (loss) on investments.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

We generate revenues from the sale of semiconductor devices that we have designed and developed.  Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, more than 99% of our revenues in 2003 came from parts developed in 2002 and earlier. After an individual part is completed and announced it may take several years before that device generates any significant revenues.  A portfolio of more than 180 products generates our current revenue.

In addition to incurring costs for the marketing, sales and administration of the sale of existing products, we expend a substantial amount every year for the development of new semiconductors.  We decide on the amount to expend on the development of new semiconductors based on our assessment of the future market opportunities for those components, and the estimated return those parts will generate.  For the past three years, we have expended more on the development of new parts than we generate in operating profit from the sale of our existing parts. Throughout this period, we have reduced our research and development spending to a level that we believe matches current market opportunities.  As demand for our products in the end markets that we serve continues to improve then we expect profitability to increase.

Net Revenues ($000,000)

	2003	Change	2002	Change	2001

Networking products	$247.9	17%	$212.7	(29)%	$300.2

Non-networking products	$1.5	(72)%	$5.4	(76)%	$22.5

Total net revenues	$249.4	14%	$218.1	(32)%	$322.7

Net revenues for 2003 increased $31.3 million, or 14%, over net revenues in 2002.  Net revenues for 2002 decreased by $104.6 million, or 32%, from net revenues in 2001.

Networking

In 2003, we saw an improvement over the business conditions that had depressed demand for our communication products in 2001 and 2002.  We saw improved demand for our microprocessor products in enterprise-related applications and products used in asynchronous digital subscriber line (ADSL) infrastructure applications. Our customers began placing new orders for our products as they depleted their inventories of our products that they had held over the past two years.

We generated networking revenues of $247.9 million in 2003, an increase of 17% over 2002.

In 2002 and 2001, our net revenues were impacted by weakness in US and global economies, depressed spending levels by telecommunications companies and enterprises that incorporate our products into their networking equipment and excess inventory levels at customers.  Many of our customers experienced significant declines in demand for their products, and accumulated significant inventories of our products that exceeded the amounts required to meet current production levels during this downturn.  This, in turn, negatively impacted our networking revenues, causing them to decline $87.5 million, or 29% in 2002 compared to 2001.

Over the past three years, we have seen significant growth in net revenues generated in Asia, on a customer billing location.  Net revenues from Asia have grown to 38% of total net revenues in 2003, from 27% in 2002 and 21% in 2001.  We attribute this trend primarily to increased manufacturing outsourcing directed into Asia by our OEM customers as well as increased levels of activity at Asian customers.

Non-networking

Non-networking revenues are comprised of sales of a single medical application-related chip, which declined $3.9 million, or 72%, in 2003 and  $17.1 million, or 76%, in 2002 due to decreased unit sales to our principal customer in this segment.  While we had wound down this product at the end of 2002, we did ship a small quantity of this product in 2003.  We do not expect further significant revenue from this product in 2004.

Gross Profit ($000,000)

	2003	Change	2002	Change	2001
Networking products	$161.0	28%	$126.2	(28)%	$176.1
Percentage of networking revenues	65%		59%		59%

Non-networking products	$0.7	(71)%	$2.3	(76)%	$9.4
Percentage of non-networking revenues	43%		43%		42%

Total gross profit	$161.6	26%	$128.5	(31)%	$185.5
Percentage of net revenues	65%		59%		57%

Total gross profit for 2003 increased by $33.1 million, or 26%, over gross profit in 2002, which decreased by $57.1 million, or 31%, from gross profit in 2001.

Networking

Our networking gross profit for 2003 increased by $34.8 million in 2003.  This increase in networking gross profit related primarily to higher sales volumes in 2003 compared to 2002.  Also contributing to the increase in gross profit was the decrease in write-downs for excess inventory from $4.0 million in 2002 to nil in 2003.

Networking gross profit as a percentage of networking revenues increased to 65% in 2003 from

59% in 2002.  The following factors affected the margins in 2003 compared to 2002:

•                  a decrease in the write-down of excess inventory from $4.0 million in 2002 to nil in 2003, increasing gross profit by 2 percentage points;

•                  higher shipment volumes resulted in manufacturing costs being spread over a greater number of units, increasing gross margin by 4 percentage points; and

•                  improved margins from a reductions in product material costs was offset by a shift in mix from higher margin networking products to higher volume lower margin applications and a reduction in the average selling price of our high volume products.

Our networking gross profit for 2002 decreased by $49.9 million from 2001.  The decrease in networking gross profit related primarily to lower sales volume in 2002 compared to 2001, partially offset by a lower write-down of excess inventory of $4.0 million in 2002 compared with a $20.7 million write-down of excess inventory in 2001.

While networking gross profit as a percentage of networking revenues remained constant at 59% for 2002 and 2001, the following factors affected the margins in 2002 compared to 2001:

•                  the write-down of excess inventory in 2002 was $16.7 million lower than a similar write-down in 2001, increasing gross profit by 8 percentage points,

•                  reduced shipment volumes resulted in manufacturing costs being spread over fewer units resulting in lowering gross margin by 5 percentage points, despite reducing manufacturing costs by $3.9 million, and

•                  a shift in mix from the higher margin networking products to those sold into higher volume lower margin applications, further reduced gross profit by 3 percentage points.

Non-networking

In absolute dollar terms, non-networking gross profit for both 2003 and 2002 decreased as a result of declining sales volume.  Our non-networking product is a single medical device chip.  We do not expect to ship this product in 2004 and have not developed any new products of this type.

Other Costs and Expenses ($000,000)

	2003	Change	2002	Change	2001
Research and development	$119.5	(13)%	$137.7	(32)%	$201.1
Percentage of net revenues	48%		63%		62%

Marketing, general and administrative	$46.0	(27)%	$63.4	(30)%	$90.3
Percentage of net revenues	18%		29%		28%

Amortization of deferred stock compensation:
Research and development	$0.3	(88)%	$2.6	(92)%	$32.5
Marketing, general and administrative	0.7	246%	0.2	(98)%	8.7
	$1.0	(64)%	$2.8	(93)%	$41.2
Percentage of net revenues	0%		1%		13%

Impairment of property and equipment	—		$1.8		—
Percentage of net revenues	—		1%		—

Restructuring costs and other special charges	$15.3		—		$195.2
Percentage of net revenues	6%		—		60%

Impairment of goodwill and purchased intangible assets	—		—		$269.8
Percentage of net revenues	—		—		84%

Amortization of goodwill	—		—		$44.0
Percentage of net revenues	—		—		14%

Research and Development Expenses

Our research and development, or R&D, expenses were $18.2 million, or 13%, lower in 2003 compared to 2002 due to the restructuring program implemented in the first quarter of 2003 and ongoing cost reduction initiatives.  Headcount reductions resulting from the first quarter restructuring program and attrition have decreased our R&D personnel and related costs by $5.3 million.  Of the remaining $12.9 million decrease in other R&D expenses since 2002, $7.6 million related to reduced depreciation expense as more property and equipment became fully depreciated and was not replaced.  The other main reason for the decrease in other R&D expenses was that costs incurred for product development tools were $4.4 million lower in 2003 than in 2002 as less software and related maintenance was required to support current development activity levels.  Contributing to this reduction in tooling costs was the closure of our development sites in Ireland, India and Maryland as there were fewer licenses required to support the reduced R&D headcount.

In 2002, our R&D expenses decreased to $137.7 million, or 32%, from 2001 due to the Company’s restructuring and cost reduction programs implemented in the first and fourth quarters of 2001.  As a result of these programs, we reduced our R&D personnel and related costs by $34.0 million and other R&D expenses by $29.4 million compared to 2001.  $19.4 million of this decrease in other R&D expenses was attributable to reduced product development materials and development-related services and software tools as we downsized the number of development projects we were pursuing at that time.  Further, there was a $6.8 million decrease in depreciation expense due to the write-down of property and software assets during our 2001 restructuring program.

Marketing, General and Administrative Expenses

Our marketing, general and administrative, or MG&A, expenses decreased $17.4 million, or 27%, in 2003 compared to 2002.  Reductions in headcount due to our first quarter restructuring program and attrition resulted in a decrease of personnel-related costs of $5.7 million.  Other MG&A expenses decreased $11.7 million primarily due to reduced sales commissions of $1.8 million, reduced spending on marketing and corporate communications of $3.0 million, and decreased professional fees of $3.6 million.  The reduction in professional fees included the elimination of a provision for potential litigation costs of $1.8 million.  Other MG&A expenses also decreased $1.7 million due to a reduction in facilities-related costs, resulting from our restructuring programs and ongoing cost control measures.

In 2002, our MG&A expenses decreased by $26.9 million, or 30%, compared to 2001.  Of this decrease, $4.2 million was attributable to lower variable sales commissions as a result of lower revenues.  The remainder was attributable to the restructuring and cost reduction programs implemented in 2001, which reduced our MG&A personnel and related costs by $9.7 million and other MG&A expenses by $13.0 million compared to 2001, including reduced facilities costs of $2.9 million.  Other factors contributing to the decrease in other MG&A expenses were reduced spending on marketing, advertising and professional fees of $5.0 million and the write-off of property and equipment related to restructuring, which reduced depreciation expense by $2.4 million.

Amortization of Deferred Stock Compensation

We recorded a non-cash charge of $1.0 million for amortization of deferred stock compensation in 2003 compared to $2.8 million in 2002 and $41.2 million in 2001.

Deferred stock compensation charges decreased $1.8 million from 2002 to 2003 due to the termination of certain employees as part of our January 2003 restructuring and to the deferred stock compensation for certain employees becoming fully amortized in 2003.

Deferred stock compensation charges decreased by $38.4 million in 2002 compared to 2001 because we accelerated vesting for certain employees terminated as part of our 2001 restructurings.

Impairment of Property and Equipment

In 2002, we recorded an impairment charge of $1.8 million reflecting a reduction in the estimated fair value of a product tester.  This equipment was removed from service because lower manufacturing and product development volumes resulted in excess product testing capacity.

There were no impairments of property and equipment in 2003 or 2001, other than those assets impaired as a result of our 2001 restructurings as described below.

Restructuring Costs and other Special Charges

In response to the severe economic downturn in the semiconductor industry in 2001, we implemented two restructuring plans aimed at focusing development efforts on key projects and reducing operating costs.  By the first quarter of 2003, we were still operating in a challenging economic climate, making it necessary to again streamline operations and announce a further restructuring.  Our assessment of market demand for our products, and the development efforts necessary to meet this demand, were key factors in our decisions to implement these restructuring plans.  Because end markets for our products had contracted to such a great degree, certain development projects were curtailed.  Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during this period.

We have completed substantially all of the activities contemplated in the original restructuring plans, but have not yet disposed of all surplus leased facilities as of December 31 2003.

Restructuring – March 26, 2001

We had completed the restructuring activities contemplated in the March 2001 restructuring plan by June 2002.  However, we still have ongoing rental commitments for office space abandoned under this plan.  Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan.  As a result, we recorded an additional provision for abandoned office facilities of $3.1 million in the third quarter of 2003.    Payments made in connection with these leases in 2003 were $1.9 million, including amounts drawn down from accrued liabilities.  Efforts to exit these sites are ongoing, however, the payments related to these facilities could extend to 2010.

Restructuring – October 18, 2001

We implemented a restructuring plan in the fourth quarter of 2001 to reduce our operating cost structure.  This restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the abandonment of certain research and development projects.  As a result, we recorded a restructuring charge of $175.3 million in the fourth quarter of 2001.

On July 7, 2003, we terminated our remaining rental commitment for Mission Towers Two, located in Santa Clara, CA, by purchasing the facility for $133 million and then immediately reselling it for $33 million.  We incurred fees of approximately $1 million on these transactions.  Upon completion of the sale of Mission Towers Two, we reversed $4.5 million of excess restructure provision.  The remainder of cash payments made in 2003 and the remaining accrual at December 28, 2003 related to other facilities abandoned in the October 2001 restructuring.  While we continue our efforts to exit the remaining sites, payments relating to these facilities could extend to 2009.

Restructuring – January 16, 2003

In the first quarter of 2003, as a result of the prolonged economic downturn in the semiconductor industry, we implemented another corporate restructuring aimed at further reducing operating expenses.  The restructuring included the termination of approximately 175 employees and the closure of design centers in Maryland, Ireland and India.  To date, we have recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  These charges related to workforce reduction, lease and contract settlement costs and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. The restructuring activities contemplated in this plan are substantially complete and we do not expect to have further material charges with respect to this restructuring.  To date, we have made cash payments of $9.3 million under this plan.  We continue our efforts to exit the remaining sites, however, payments relating to these facilities abandoned under this plan could extend to 2006.

Amortization of Goodwill and Impairment of Goodwill and Purchased Intangibles

We adopted the Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” on a prospective basis at the beginning of 2002 and stopped amortizing goodwill in accordance with the provisions of SFAS 142.  The impact of not amortizing goodwill on the net income and net income per share for 2001 and 2000 is provided in Note 1 to the Consolidated Financial Statements.

In conjunction with the implementation of SFAS 142, we completed the transitional impairment test as of the beginning of 2002 and determined that a transitional impairment charge would not be required.  We also completed our annual impairment test in December 2002 and 2003 and determined that there was no impairment of goodwill.

During the second quarter of 2001, we discontinued further development of the technology purchased in acquisitions completed in 2000. Market opportunities for one of the products acquired were drastically reduced as our customers eliminated development programs that would use this product as a reaction to the severe reduction in capital spending by service providers. The reduced market opportunities made further development of this particular product uneconomic. Accordingly, we recorded an impairment charge of $189.0 million, equal to the remaining net book value of goodwill and intangible assets related to this acquisition.  As a result, there was no remaining goodwill or intangibles relating to one of these acquisitions to amortize in the second half of 2001.

In the fourth quarter of 2001, due to a continued decline in current market conditions and a delay in the introduction of certain products to the market, we completed an assessment of the future revenue potential and estimated costs associated with all acquired technologies.  As a result of this review, we recorded an impairment charge of $79.3 million related to the acquired goodwill and intangibles recognized in a second acquisition in 2000.  The impairment charge was calculated by the excess of the carrying value of assets over the present value of estimated future cash flow related to these assets.  The impairment charge reduced the amounts subject to amortization for the remainder of 2001.

Interest and Other Income, Net ($ 000,000)

	2003	Change	2002	Change	2001

Interest and other income, net	$0.2	(96)%	$5.0	(64)%	$13.9
Percentage of net revenues	0%		2%		4%

Net interest and other income declined in 2003 by $4.8 million, or 96%.

Interest and other income for 2003, excluding interest expense and the amortization of debt financing costs, was $10.7 million as compared to $17.1 million in 2002 and $19.0 million in 2001.  Interest income declined by approximately $5.0 million as a result of a decline of average yields on our cash, short term and long-term investments, and a further $1.4 million due to an overall decline in our average cash balances.

Our interest expense and amortization of our debt issuance costs in 2003 was $10.5 million compared to $12.1 million in 2002 and  $5.0 million in 2001.  The decrease in 2003 was a result of the repurchase of $100 million in face value of our convertible notes during the third quarter.  In 2002 our convertible subordinated notes were outstanding for the entire year compared to less than five months in 2001.

Our net interest income decreased to $5.0 million in 2002 from $13.9 million in 2001.  While our interest income declined by approximately $5.5 million as a result of a decline of average yields on our cash, short term and long term investments, this decline was offset by an additional $3.6 million in interest income from an overall increase in our cash balances.  Interest expense and amortized debt issuance costs increased by $6.2 million and $0.8 million respectively.

Net Gain (Loss) on Investments ($000,000)

	2003	Change	2002	Change	2001

Gain (loss) on investments	$2.4	121%	$(11.6)	21%	$(14.6)
Percentage of net revenues	1%		(5)%		(5)%

We reported a net gain on investments of $2.4 million in 2003 and net losses of $11.6 million in 2002 and $14.6 million in 2001.

In 2003, we sold our remaining investment in Sierra Wireless, Inc., a public company, resulting in a gain of $5.9 million.  We also recorded a $3.5 million charge for the impairment of a portion of our investments in non-public companies.

In 2002, we recorded a $3.7 million gain on the sale of a portion of our investment in Sierra Wireless, Inc., as well as other investments.  This gain was offset by a $15.3 million charge to recognize the impairment of our investments in non-public entities.

In 2001, we recorded a $2.9 million gain on the sale of a portion of our investment in Sierra Wireless, as well as other investments.  This gain was offset by a $17.5 million charge to recognize the impairment of our investments in non-public entities.

Provision for Income Taxes.

Our annual effective tax rate for the year ended December 31, 2003 was a recovery of 49.6% (2002 – 22.5%, 2001 – 2.7%) compared to a statutory tax rate of 35%.  Our increased effective tax rate reflects an additional recovery of prior year taxes and tax credits received by our Canadian subsidiary for research and development expenses incurred.  We are able to recover taxes and tax credits, through cash payments we receive from the Canadian government, for our Canadian tax losses against amounts paid in taxes in the prior three years.  As we last paid tax in Canada in 2000, this is the last year we are able to recover taxes paid when we have losses, until we are profitable and pay taxes again in the future.

Our annual effective tax rate for the year ended December 31, 2002 was a recovery of 22.5%.  Excluding the effects of non-deductible amortization of purchased intangibles and deferred stock compensation, and incremental taxes on foreign earnings, the effective income tax rate for 2002 was a recovery of 24.1% compared to the statutory tax rate of 35%.  Our effective tax rate was lower than the statutory rate as a result of a valuation allowance provided on deferred tax assets, where likelihood of realization is uncertain.

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

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported by us of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are reasonable in the circumstances.    Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements.  In management’s opinion the following critical accounting policies require the most significant judgment and involve complex estimation.  We also have other policies that we consider to be key accounting policies, such as our policies of revenue recognition, including the deferral of revenues on sales to major distributors; however these policies do not meet the definition of critical accounting estimates as they do not generally require us to make estimates or judgments that are difficult or subjective.

Restructuring charges  - Facilities

In calculating the cost to dispose of our excess facilities we had to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount of sublease revenues.  This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs for the affected facilities, and the timing and rate at which we might be able to sublease each site.  To form our estimates for these costs we performed an assessment of the affected facilities and considered the current market conditions for each site.

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of two restructuring plans. After elimination of the lease obligation related to Mission Towers Two during 2003, we performed a review of our assumptions relating to the remaining lease commitments using current market conditions for the timing and rates to sublet or cancel the lease for each of the remaining facilities. Based on this analysis we determined that an additional charge of $3.1 million was required for facilities closure costs due to further deterioration in facilities leasing markets. The accrual at the end of 2003 of $9.7 million represents 72% of the estimated total future operating costs and lease obligations for those affected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites: two in Ireland, one in India and our Maryland site.  During the year we recorded total charges of $9.6 million when we abandoned usage of these sites. The amount unpaid at the end of the year of $5.2 million represents 52% of the estimated total future operating costs and lease obligations for the effected sites.

Our assumptions on either the lease termination payments, operating costs until lease termination, or the amounts and timing of offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates.  If our actual costs exceed our estimates, we would incur additional expenses in future periods.

Inventory

We periodically compare our inventory levels to sales forecasts for the future twelve months on a part-by-part basis and record a charge for inventory on hand in excess of the estimated twelve-month demand.  As a result of the downturn in networking equipment demand in 2001 and 2002, our inventory of networking products exceeded estimated 12-month demand by $4.0 million and $20.7 million in 2002 and 2001, respectively, and we recorded a charge of those amounts in those two years.  If future demand for our products were to decline, we may have to take an additional write-down of inventory.

Income Taxes

We have incurred losses and other costs that can be applied against future taxable earnings to reduce our tax liability on those earnings. As we are uncertain of realizing the future benefit of those losses and expenditures, we have taken a valuation allowance against all domestic and foreign deferred tax assets.

Our operations are conducted in a number of countries with complex tax regulations. Interpretation of regulations, and legislation pertaining to our activities, and those regulations are continually subject to change.  We have recorded income taxes payable based on our estimate and interpretation of those regulations for the countries we operate in; however those estimates are subject to review and assessment by the tax authorities of those countries.  The timing of the review and assessment of our income tax returns by local authorities is substantially out of our control and is dependent on the actions by those authorities in the countries we operate in. Reviews by tax authorities may result in adjustment of the income taxes we pay or that are refunded.

Investment in Non-Public Entities

We have invested in non-public companies and in venture capital funds, which we review periodically to determine if there has been a non-temporary decline in the market value of those investments below our carrying value.  Our assessment of impairment in carrying value is based on the market value trends of similar public companies, the current business performance of the entities in which we have invested, and if available, the estimated future market potential of the companies and venture funds. We recorded an impairment of our investments in non-public entities of $3.5 million in the second quarter of 2003.  When we perform future assessments of these investments, a further decline in the value of these companies and venture funds may require us to recognize additional impairment on the remaining $6.8 million carrying value of our investments.

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

In 2002, we recorded an impairment charge of $1.8 million reflecting the reduction in fair value of a product tester.  We did not identify any impairment to goodwill or purchased intangibles during our annual assessments in 2002 or 2003.

Business Outlook

We expect our networking revenues for the first quarter of 2004 to increase approximately 10% to 12% from the fourth quarter of 2003.  Beyond the first quarter of 2004, we anticipate revenues will improve, but these revenues are subject to changes in customer demand and customer component inventory levels.  We do not anticipate any meaningful revenue from our non-networking products in the future as the single medical-related product in this revenue category has reached end-of-life.

We anticipate our gross margins will be in the high 60% range in the first quarter of 2004, but these could vary significantly depending on the volumes and mix of products sold.

We expect slightly elevated operating expenses in the first quarter of 2004 from the fourth quarter of 2003 as we incur additional payroll benefits that are typically incurred in the first half of a calendar year.

We anticipate that interest and other income will increase in 2004 compared to 2003 as we expect to generate cash from operations and financing activities.  In addition, we have significantly reduced our interest expense through the repurchase of $206.9 million of our outstanding 3.75% convertible subordinated notes (see Note 7 of our Consolidated Financial Statements).

We believe long-term trends that impact our operating performance, such service provider infrastructure spending, enterprise network capital spending, communications component inventories, and general economic performance in North America and Asia, have stabilized and are beginning to improve.  While we are unable to ascertain the extent to which these factors will affect our operating results, given our broad product and customer range and the complexity of the markets we serve, we believe these trends are positive for our market opportunity over the years to come.

While we participate in a highly volatile industry, we believe we have substantially completed our effort to restructure and re-size our financial and operating structure to a sustainable level for the foreseeable future, given our current market opportunities.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2003 was $453.5 million in cash and investments, which included $411.9 million in cash and cash equivalents, short-term investments and restricted cash and $41.6 million of long-term investments in bonds and notes which mature within the next 12 to 24 months.

In 2003, we used $73.6 million of cash for operating activities. Changes in working capital accounts included:

•                  a $113.1 million reduction in accrued restructuring costs, primarily due to the settlement of a long-term lease obligation at a Santa Clara, CA. office facility;

•                  a $14.6 million increase in income taxes payable;

•                  an $8.1 million reduction in inventories, as we continued our efforts to reduce our networking product inventories;

•                  a $5.0 million increase in accounts receivable, as a result of an increase in revenues;

•                  a $4.5 million reduction in prepaid expenses and other assets, as we reduced spending on development software and maintenance in accordance with current cost control programs; and

•                  a $2.3 million decrease in deferred income, as our product shipments by our major distributor exceeded our product shipments to our major distributor.

In 2003 cash flows from our investment activities included:

•                  cash proceeds of $497.0 million from the sale or maturities of short- and long-term debt investments;

•                  the purchase of $167.1 million of long- and short-term debt investments;

•                  cash proceeds of $15.2 million in wafer fabrication deposit refunds;

•                  cash proceeds of $14.2 million from the sale of property and equipment;

•                  an investment of $11.7 million for the purchases of property and equipment;

•                  cash proceeds of $8.5 million from the sale of investments and other assets, $8.4 million of which was from the sale of the remainder of our investment in Sierra Wireless Inc., a public company; and

•                  the purchase of $4.9 million in venture investments and other real estate assets.

In 2003 cash flows from our financing activities included:

•                  $96.7 million of cash was used to repurchase $100 million face value of our convertible subordinated notes; and

•                  cash proceeds of $36.2 million from the issuance of common stock under our equity-based compensation plans.

As of December 31, 2003 we have commitments made up of the following:

(in thousands)

Contractual Obligations	Total	2004	2005	2006	2007	2008	After 2008

Operating Lease Obligations:
Minimum Rental Payments	$66,909	$10,971	$9,592	$9,023	$9,115	$11,118	$17,090
Estimated Operating Cost Payments	25,652	4,086	3,883	3,630	3,580	3,398	7,075
Long Term Debt:
Principal Repayment	175,000	106,929	—	68,071	—	—	—
Interest Payments	19,689	6,563	6,563	6,563	—	—	—
Purchase Obligations	10,019	7,611	2,408	—	—	—	—
	297,269	$136,160	$22,446	$87,287	$12,695	$14,516	$24,165
Venture Investment Commitments (see below)	19,169
Total Contractual Cash Obligations	$316,438

Subsequent to December 31, 2003, we repurchased $106.9 million face value of our convertible subordinated notes at par plus $1.6 million in accrued interest.  This will reduce the total interest  commitments in the above table by $4.0 million in each of the years 2004, 2005 and 2006 respectively.  Following the repurchase of the notes, we are committed to semi-annual interest payments of approximately $1.3 million to holders of our convertible notes.  These interest payments are due on February 15 and August 15 of each year, with the last payment of interest and $68.1 million in principal being due on August 15, 2006.

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development.  We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above.  Subsequent to December 31, 2003, we entered into additional purchase obligations related to development tools for $7.4 million, $1.0 million and $0.3 million for the years 2004, 2005 and 2006, respectively.

In 1999 and 2000, we were passive investors, like many of our peers, in four professionally managed venture funds.  These investments help us monitor technological and market developments in the rapidly evolving market in which we participate.  From time to time these funds request additional capital.  In 2003, one of our venture funds reduced our commitment by $14.0 million as the general partnership was resized to reflect the new venture market environment. We have committed to invest an additional $19.2 million into these funds, which may be requested by the fund managers at any time over the next six years.

We have a line of credit with a bank that allows us to borrow up to $5.3 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit.  At December 31, 2003 we had committed $2.5 million under letters of credit as security for office leases.

We have completed most of our financial and operating restructuring expenditures, including the settlement of our long-term Mission Towers Two lease obligation and the repurchase of all but $68.1 million of our convertible subordinated notes.  We expect to use approximately $15.7 million of cash in 2004 for capital expenditures.  We generated $10.6 million in cash in the first quarter of 2004 by selling our interest in a private company, and cannot estimate what our direct investments in venture-backed startups will be in 2004.  Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, venture investing, debt interest, capital expenditure, wafer deposit and remaining restructuring requirements through the end of 2005.   Our expectation as to the sufficiency of our capital resources is based on the assumption that our market has stabilized.

While we believe our current liquidity will be sufficient to meet our long-term needs for capital, we operate in an industry that is subject to rapid technological and economic changes. In addition, we may contemplate mergers and acquisitions of other companies or assets as part of our business strategy. Consequently in the future we may determine that our sources of liquidity are insufficient and we may proceed with financing or other activities, which may dilute your investment or impact our liquidity and operating results.

FACTORS THAT YOU SHOULD CONSIDER BEFORE INVESTING IN PMC-SIERRA

Our company is subject to a number of risks – some are normal to the fabless networking semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future.  You should carefully consider all of these risks and the other information in this report before investing in PMC.  The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

As a result of these risks, our business, financial condition or operating results may be materially adversely affected.  This could cause the trading price of our securities to decline, and you may lose part or all of your investment.

We are subject to rapid changes in demand for our products due to customer inventory levels, production schedules, fluctuations in demand for networking equipment and our customer concentration.

We have very limited revenue visibility.

Our ability to project revenues is limited because a significant portion of our revenues in a quarter derives from orders placed and shipped in the same quarter, which we call our “turns business.”  Our turns business varies widely quarter to quarter.  Customers often request short lead times between order and shipment, which can reduce our visibility.  Accordingly we do not project revenues beyond the current quarter, and our projection depends largely on our estimated turns business for the quarter.

Recent improvements in our revenues may not continue in 2004.

Our revenues largely depend on end-user demand for networking equipment, particularly demand by telecommunications service providers, as our OEM customers have increasingly manufactured their products only when they have firm orders to fulfill.  Many of our customers have forecast only modest growth in 2004.  While some of our customers have reported that demand for some of their products has improved, demand may fluctuate from current levels depending on their customers’ specific needs.  Many service providers have limited capital expenditure budgets, and purchase only equipment that can generate rapid financial returns.  Many platforms in which our products are designed have been cancelled as our customers cancel or restructure product development initiatives.  Further growth of our revenues may be delayed or adversely impacted if these conditions continue or worsen.

Our customers’ actions have reduced our visibility of future revenue streams. As most of our costs are fixed in the short term, a further reduction in demand for our products may cause a decline in our sales and gross margins.

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

In addition, we believe that uncertainty in our customers’ end markets and our customers’ increased focus on cash management has caused our customers to delay product orders and reduce delivery lead-time expectations. This may increase the proportion of our revenues in future periods that will be from orders placed and fulfilled within the same period.  This will decrease our ability to accurately forecast and may lead to greater fluctuations in operating results.

We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern.

We depend on a limited number of customers for a major portion of our revenues.  Through direct, distributor and subcontractor purchases, Cisco Systems and Hewlett Packard each accounted for more than 10% of our fiscal 2003 revenues.  We do not have long-term volume purchase commitments from any of our major customers. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

The loss of a key customer, or a reduction in our sales to any key customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations.

We anticipate lower margins on high volume products, which could adversely affect our profitability.

We expect the average selling prices of our products to decline as they mature.  Historically, competition in the semiconductor industry has driven down the average selling prices of products.  If we price our products too high, our customers may use a competitor’s product or an in-house solution. To maintain profit margins, we must reduce our costs sufficiently to offset declines in average selling prices, or successfully sell proportionately more new products with higher average selling prices. Yield or other production problems, or shortages of supply may preclude us from lowering or maintaining current operating costs.

OEMs are increasingly price conscious as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in OEM equipment.   We have experienced more aggressive price competition from competitors that wish to enter into the market segments in which we participate.  These circumstances may make some of our products less competitive and we may be forced to decrease our prices significantly to win a design.  We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

In addition, our networking products range widely in terms of the margins they generate.  A change in product sales mix could impact our operating results materially.

Design wins do not translate into near-term revenues and the timing of revenues from newly designed products is often uncertain.

We have announced a number of new products and design wins for existing and new products. While some industry analysts may use design wins as a metric for future revenues, many design wins have not, and will not generate any revenues as customer projects are cancelled or rejected by their end market.  In the event a design win generates revenue, the amount of revenue will vary greatly from one design win to another.  In addition, most revenue-generating design wins do not translate into near term revenues.  Most revenue-generating design wins take more than 2 years to generate meaningful revenue.

Our restructurings have curtailed our resources and may have insufficiently addressed market conditions.

In 2001 and 2003, we announced and implemented plans to restructure our operations in response to the decline in demand for our networking products.  We reduced the work force and consolidated or shut down excess facilities in an effort to bring our expenses into line with our reduced revenue expectations.

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

We typically face competition at the design stage, where customers evaluate alternative design approaches requiring integrated circuits. Our competitors may have more opportunities to supplant our products in next generation systems because of the shortening product life and design-in cycles in many of our customers’ products.

In addition, as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in OEM equipment, OEMs are becoming more price conscious than in the past.   We have also experienced price aggressiveness from some competitors that wish to enter into the market segments in which we participate.  These circumstances may make some of our products price-uncompetitive or force us to match low prices.  We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

We are facing additional competition from companies who have excess capacity and who are able to offer our OEM customers similar products to ours.  Excess capacity, in tandem with the reduced demand for OEM equipment, has created downward pricing pressure on our products.

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

We face significant competition from two major fronts.  First, we compete against established peer-group semiconductor companies that focus on the communications semiconductor business.  These companies include Agere Systems, Applied Micro Circuits Corporation, Broadcom, Exar Corporation, Conexant Systems, Marvell Technology Group, Multilink Technology Corporation, Silicon Image, Transwitch and Vitesse Semiconductor.  These companies are well financed, have significant communications semiconductor technology assets, have established sales channels, and are dependent on the market in which we participate for the bulk of their revenues.

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

We sell products to a market whose characteristics include evolving industry standards, short product lifespans, and new manufacturing and design technologies.  Many of the standards and protocols for our products are based on high-speed networking technologies that have not been widely adopted or ratified by one or more of the standard-setting bodies in our customers’ industry.  Our customers often delay or alter their design demands during this standard-setting process.  In response, we must redesign our products to suit these changing demands.  Redesign usually delays the production of our products.  Our products may become obsolete during these delays.

Since many of the products we develop do not reach full production sales volumes for a number of years, we may incorrectly anticipate market demand and develop products that achieve little or no market acceptance.

Our products generally take between 12 and 24 months from initial conceptualization to development of a viable prototype, and another 3 to 18 months to be designed into our customers’ equipment and into production.  Our products often must be redesigned because manufacturing yields on prototypes are unacceptable or customers redefine their products to meet changing industry standards or customer specifications.  As a result, we develop products many years before volume production and may inaccurately anticipate our customers’ needs.

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

We are exposed to foreign currency rate fluctuations because a significant part of our development, test, marketing and administrative costs are in Canadian dollars, and our selling costs are incurred in a variety of currencies around the world.  The US dollar has and may continue to devalue compared to the Canadian dollar.  To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not eliminate, the impact of foreign currency exchange rate movements.  In addition, this foreign currency risk management policy may not be effective in addressing long-term fluctuations since our contracts do not extend beyond a 12-month maturity.

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

We may have difficulty obtaining export licenses for certain technology produced for us outside the United States.  If a foreign country imposes new taxes, tariffs, quotas, and other trade barriers and restrictions or the United States and a foreign country develop hostilities or change diplomatic and trade relationships, we may not be able to continue manufacturing or sub-assembly of our products in that country and may have fewer sales in that country. We may also have fewer sales in a country that imposes new communications standards or technologies. This could inhibit our ability to meet our customers’ demand for our products and lower our revenues.

Changes in political and economic climate in China may have a significant impact on our profitability.

China represents a significant and increasing portion of our net revenues (2003 – 14%, 2002 – 8%, 2001 – 10%). Our financial condition and results of operations are becoming increasingly dependent on our sales in China.  Any instability in China’s economic environment could lead to a contraction of capital spending by our customers. Additional risks to us include economic sanctions imposed by the U.S. government, implications with regard to travel and trade resulting from the recent SARS (severe acute respiratory syndrome) outbreak, government regulation of exports, imposition of tariffs and other potential trade barriers, uncertain protection for intellectual property rights and generally longer receivable collection periods.

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

In addition, international debt rating agencies have significantly downgraded the bond ratings on a number of our larger customers, which had traditionally been considered financially stable. Should these companies enter into bankruptcy proceedings or breach their debt covenants, collection of our significant accounts receivables with these companies could be jeopardized.

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

Many of our new products are designed to take advantage of new manufacturing processes offering smaller manufacturing geometries as they become available, as the smaller geometry products can provide a product with improved features such as lower power requirements, increased performance, more functionality and lower cost.  We believe that the transition of our products to smaller geometries is critical for us to remain competitive.  We could experience difficulties in migrating to future geometries or manufacturing processes, which would result in the delay of the production of our products. Our products may become obsolete during these delays, or allow competitors’ parts to be chosen by customers during the design process.

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

We participate in funds that invest in early-stage private technology companies to gain access to emerging technologies.  These companies possess unproven technologies and our investments may or may not yield positive returns.  We currently have commitments to invest  an additional $19.2 million in such funds.  As well as consuming significant amounts of cash, these investments are risky because the technologies that these companies are developing may not reach commercialization.  We may record an impairment charge to our operating results should we determine that these funds have incurred a non-temporary decline in value.

The loss of personnel could preclude us from designing new products.

To succeed, we must retain and hire technical personnel highly skilled at the design and test functions needed to develop high-speed networking products.  The competition for such employees is intense.

We do not have employment agreements in place with many of our key personnel.  As employee incentives, we issue common stock options that generally have exercise prices at the market value at the time of grant and that are subject to vesting.  As our stock price varies substantially, the stock options we grant to employees are effective as retention incentives only if they have economic value.

We may not be able to meet customer demand for our products if we do not accurately predict demand or if we fail to secure adequate wafer fabrication or assembly parts and capacity.

We currently do not have the ability to accurately predict what products our customers will need in the future.  Anticipating demand is difficult because our customers face volatile pricing and demand for their end-user networking equipment, our customers are focusing more on cash preservation and tighter inventory management, and because we supply a large number of products to a variety of customers and contract manufacturers who have many equipment programs for which they purchase our products.  Our customers are frequently requesting shipment of our products earlier than our normal lead times.  If we do not accurately predict what mix of products our customers may order, we may not be able to meet our customers’ demand in a timely manner or we may be left with unwanted inventory.

A shortage in supply could adversely impact our ability to satisfy customer demand, which could adversely affect our customer relationships along with our current and future operating results.

We rely on limited sources of wafer fabrication, the loss of which could delay and limit our product shipments.

We do not own or operate a wafer fabrication facility.  Three outside foundries supply greater than 95% of our semiconductor device requirements.  Our foundry suppliers also produce products for themselves and other companies and thus we may not have access to adequate capacity or certain process technologies.  We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities.  If the foundries we use are unable or unwilling to manufacture our products in required volumes, we may have to identify and qualify acceptable additional or alternative foundries.  This qualification process could take six months or longer.  We may not find sufficient capacity quickly enough, if ever, to satisfy our production requirements.

Some companies that supply our customers are similarly dependent on a limited number of suppliers to produce their products.  These other companies’ products may be designed into the same networking equipment into which our products are designed.  Our order levels could be reduced materially if these companies are unable to access sufficient production capacity to produce in volumes demanded by our customers because our customers may be forced to slow down or halt production on the equipment into which our products are designed.

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

Our business is vulnerable to interruption by earthquake, fire, power loss, telecommunications failure, terrorist activity and other events beyond our control.

We do not have sufficient business interruption insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.  We are vulnerable to a major earthquake and other calamities.  We have operations in seismically active regions in California, and we rely on third-party wafer fabrication facilities in seismically active regions in Asia.  We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake in either region, and do not have a recovery plan for earthquake, fire, power loss, terrorist activity or similar disasters.  We are unable to predict the effects of any such event, but the effects could be seriously harmful to our business.

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

To compete effectively, we must protect our intellectual property.  We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.  We hold several patents and have a number of pending patent applications.

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry.  This often results in expensive and lengthy litigation.  Although we have neither received any material claims relating to the infringement of patents or other intellectual property rights owned by third parties nor are we aware of any such potential claims, we, and our customers or suppliers, may be accused of infringing on patents or other intellectual property rights owned by third parties in the future.  This has happened in the past.  An adverse result in any litigation could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to the infringing technology.  In addition, we may not be able to develop non-infringing technology, or find appropriate licenses on reasonable terms.

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

Our customers are required to obtain licenses from and pay royalties to third parties for the sale of systems incorporating our semiconductor devices.  Customers may also make claims against us with respect to infringement.

Furthermore, we may initiate claims or litigation against third parties for infringing our proprietary rights or to establish the validity of our proprietary rights.  This could consume significant resources and divert the efforts of our technical and management personnel, regardless of the litigation’s outcome.

We have a significant debt load as a result of the sale of convertible subordinated notes.

As at December 28, 2003 we owed $175 million in convertible subordinated notes.  On January 6, 2004 we repurchased approximately $107 million of our convertible subordinated notes pursuant to a cash tender offer, leaving approximately $68 million owing after the repurchase.  Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.  Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.  On August 15, 2006, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock.

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

In the past, our common stock price has fluctuated significantly.  In particular, our stock price declined significantly following announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the markets we serve. Given these general economic conditions and the reduced demand for our products that we have experienced, we expect that our stock price will continue to be volatile.

In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.

Securities class action litigation has often been instituted against a company following periods of volatility and decline in the market price of their securities.  If instituted against us, regardless of the outcome, such litigation could result in substantial costs and diversion of our management’s attention and resources and have a material adverse effect on our business, financial condition and operating results.  We could be required to pay substantial damages, including punitive damages, if we were to lose such a lawsuit.

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

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties.  Actual results may differ materially from those projected in the forward-looking statements.

Cash Equivalents, Short-term Investments and Investments in Bonds and Notes:

We regularly maintain a short and long term investment portfolio of various types of government and corporate debt instruments.  Our investments are made in accordance with an investment policy approved by our Board of Directors.  Maturities of these instruments are less than two and one half years, with the majority being within one year.  To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody’s, or A-1 or A by Standard and Poor’s, or equivalent.   We classify these securities as available-for-sale.

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

Based on a sensitivity analysis performed on the financial instruments held at December 31, 2003, that are sensitive to changes in interest rates, the impact to the fair value of our investment portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $0.6 million, $1.1 million and $1.6 million respectively.

Other Investments

We have a number of strategic investments in privately held companies or venture funds that are carried on our balance sheet at cost, net of impairments. We expect to make additional investments like these in the future.  These investments are inherently risky, as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages.  The market for the technologies or products that they have under development is typically in the early stages, and may never materialize.  In the second quarter of 2003, we recorded an impairment of our other investments of $3.5 million in response to declining market valuations for these investments.  We could lose our entire investment in these companies and partnerships or may incur an additional expense if we determine that the value of these assets have been further impaired.

Subsequent to year-end, we sold our interest in a private technology company in exchange for total consideration of $10.6 million in cash.  We expect to record the disposition of this investment, which had a carrying value of $1.3 million at December 31, 2003, in the first quarter of 2004.

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

Through our operations in Canada and elsewhere outside the United States, we incur research and development, customer support costs and administrative expenses in Canadian and other foreign currencies.  We are exposed, in the normal course of business, to foreign currency risks on these expenditures.  In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks.  As part of this risk management, we enter into foreign exchange forward contracts on behalf of our foreign subsidiaries. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments.  We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes.  Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.

As at December 31, 2003, the Company had three currency forward contracts outstanding that qualified and were designated as cash flow hedges.  The U.S. dollar notional amount of these three contracts was $40.4 million and the contracts had a fair value of $1.9 million.  A 10% shift in foreign exchange rates would not have materially impacted our other income because our foreign currency net asset position was immaterial.

Debt

At December 31, 2003, $175 million of our 3.75% convertible subordinated notes were outstanding.  Subsequent to that date, we repurchased approximately $106.9 million of these notes at par, leaving approximately $68.1 million outstanding.  Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments.  However, the fair value of our convertible subordinated notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

Our convertible subordinated notes are not listed on any securities exchange or included in any automated quotation system, but have been traded over the counter, on the Portal Market or under Rule 144 of the Securities Act of 1933.  The exchange prices from these trades are not always available to us and may not be reliable.  Trades under the Portal Market do not reflect all trades of the securities and the figures recorded are not independently verified.  The average bid and ask price of our convertible subordinated notes on December 31, 2003 approximated their face value.

Item 8.  Financial Statements and Supplementary Data

The chart entitled “Quarterly Data” contained in Item 6 Part II hereof is hereby incorporated by reference into the Item 8 of Part II of this Form 10-K.

Consolidated Financial Statements Included in Item 8:

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

Independent Auditors’ Report

The Board of Directors of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. and subsidiaries (“the Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PMC-Sierra, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP

Vancouver, British Columbia
March 10, 2004

PMC-Sierra, Inc.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2003	2002
ASSETS:
Current assets:
Cash and cash equivalents	$290,264	$70,504
Short-term investments	119,117	340,826
Restricted cash	2,547	5,329
Accounts receivable, net of allowance for doubtful accounts of $2,849 (2002 - $2,781)	21,645	16,621
Inventories	18,275	26,420
Deferred tax assets	—	1,083
Prepaid expenses and other current assets	12,547	15,499
Total current assets	464,395	476,282
Investment in bonds and notes	41,569	148,894
Other investments and assets	11,336	21,978
Property and equipment, net	20,750	51,189
Goodwill and other intangible assets, net	8,127	8,381
Deposits for wafer fabrication capacity	6,779	21,992
	$552,956	$728,716
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$27,356	$24,697
Accrued liabilities	50,240	53,530
Income taxes payable	36,171	21,553
Accrued restructuring costs	16,413	129,499
Deferred income	15,720	17,982
Deferred tax liabilities	1,051	—
Total current liabilities	146,951	247,261
Convertible subordinated notes	175,000	275,000
Deferred tax liabilities	189	2,764
Commitments and contingencies (Note 8)
PMC special shares convertible into 2,921 (2002 - 3,196) shares of common stock	4,519	5,052

Stockholders’ equity
Common stock and additional paid in capital, par value $.001: 900,000 shares authorized; 174,289 shares issued and outstanding (2002 - 167,400)	870,857	834,265
Deferred stock compensation	—	(1,158)
Accumulated other comprehensive income	1,838	3,939
Accumulated deficit	(646,398)	(638,407)
Total stockholders’ equity	226,297	198,639
	$552,956	$728,716

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Year Ended December 31,
	2003	2002	2001

Net revenues	249,483	218,093	322,738
Cost of revenues	87,875	89,542	137,262
Gross profit	161,608	128,551	185,476

Other costs and expenses:
Research and development	119,473	137,734	201,087
Marketing, general and administrative	45,974	63,419	90,302
Amortization of deferred stock compensation:
Research and development	317	2,645	32,506
Marketing, general and administrative	691	168	8,678
Impairment of property and equipment	—	1,824	—
Restructuring costs and other special charges	15,314	—	195,186
Impairment of goodwill and purchased intangible assets	—	—	269,827
Amortization of goodwill	—	—	44,010
Loss from operations	(20,161)	(77,239)	(656,120)
Interest and other income, net	202	4,953	13,894
Gain on extinguishment of debt	1,700	—	—
Gain (loss) on investments	2,416	(11,579)	(14,591)
Loss before recovery of income taxes	(15,843)	(83,865)	(656,817)
Recovery of income taxes	(7,852)	(18,858)	(17,763)
Net loss	$(7,991)	$(65,007)	$(639,054)

Net loss per common share - basic	$(0.05)	$(0.38)	$(3.80)

Net loss per common share - diluted	$(0.05)	$(0.38)	$(3.80)

Shares used in per share calculation - basic	173,568	170,107	167,967
Shares used in per share calculation - diluted	173,568	170,107	167,967

See notes to the consolidated financial statements.

PMC-Sierra, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(7,991)	$(65,007)	$(639,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	26,461	39,708	51,212
Amortization of other intangibles	479	1,139	46,803
Amortization of deferred stock compensation	1,008	2,813	41,184
Amortization of debt issuance costs	1,413	1,564	652
Deferred income taxes	1,131	8,429	(10,733)
Loss on disposal of property and equipment	232	—	—
Impairment of goodwill and purchased intangible assets	—	—	269,827
Impairment of other investments	3,500	15,337	17,500
Noncash restructuring costs	1,490	—	16,229
Gain on extinguishment of debt	(1,700)	—	—
Gain on sale of investments and other assets	(5,903)	(3,725)	(2,479)
Impairment of property and equipment	—	1,824	—
Write-down of excess inventory	—	4,020	20,660
Changes in operating assets and liabilities:
Accounts receivable	(5,024)	(617)	77,848
Inventories	8,145	3,806	7
Prepaid expenses and other current assets	4,511	2,936	6,146
Accounts payable and accrued liabilities	(631)	6,239	(30,034)
Income taxes payable	14,618	1,811	(43,749)
Accrued restructuring costs	(113,061)	(30,253)	161,198
Deferred income	(2,262)	(9,695)	(36,378)
Net cash used in operating activities	(73,584)	(19,671)	(53,161)
Cash flows from investing activities:
Change in restricted cash	2,782	(5,329)	—
Purchases of short-term held-to-maturity investments	(16,538)	(144,734)	(169,594)
Purchases of short term available-for-sale investments	(54,701)	(117,483)	(135,763)
Proceeds from sales and maturities of short-term held-to-maturity investments	120,459	125,501	142,371
Proceeds from sales and maturities of short-term available for sale investments	170,258	108,843	50,015
Purchases of long-term held-to-maturity investments in bonds and notes	(95,874)	(199,797)	(197,135)
Proceeds from sales and maturities of long-term held-to-maturity investments in bonds and notes	189,973	167,111	—
Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	16,268	—	—
Purchases of investments and other assets	(4,912)	(10,139)	(7,532)
Proceeds from sale of investments and other assets	8,539	7,799	3,317
Investment in wafer fabrication deposits	—	—	(5,188)
Proceeds from refund of wafer fabrication deposits	15,213	—	6,197
Purchases of property and equipment	(11,651)	(3,141)	(27,840)
Proceeds from sale of property	14,225	—	—
Purchase of intangible assets	(225)	—	—
Net cash provided by (used in) investing activities	353,816	(71,369)	(341,152)
Cash flows from financing activities:
Repayment of capital leases and long-term debt	—	(470)	(1,746)
Proceeds from issuance of convertible subordinated notes	—	—	275,000
Repurchase of convertible subordinated notes	(96,680)	—	—
Payment of debt issuance costs	—	—	(7,819)
Proceeds from issuance of common stock	36,208	9,894	24,800
Net cash provided by (used in) financing activities	(60,472)	9,424	290,235
Net increase (decrease) in cash and cash equivalents	219,760	(81,616)	(104,078)
Cash and cash equivalents, beginning of the period	70,504	152,120	256,198
Cash and cash equivalents, end of the period	$290,264	$70,504	$152,120

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,568	$10,762	$211
Cash refund of income taxes	23,943	29,357	4,498
Cash paid for income taxes	295	411	41,177
Supplemental disclosures of non-cash investing and financing activities:
Equity securities received in exchange for other long-term investment	—	—	1,713
Conversion of PMC-Sierra special shares into common stock	533	265	1,050

See notes to the consolidated financial statements.

PMC-Sierra, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock (1)	Common Stock and Additional Paid in Capital (1)	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balances at December 31, 2000	162,284	796,229	(43,128)	32,563	65,654	851,318
Net loss	—	—	—	—	(639,054)	(639,054)
Change in net unrealized gains on investments	—	—	—	(7,071)	—	(7,071)
Comprehensive loss	—	—	—	—	—	(646,125)

Conversion of special shares into common stock	373	1,050	—	—	—	1,050
Issuance of common stock under stock benefit plans	3,045	24,800	—	—	—	24,800
Deferred stock compensation	—	2,242	(2,242)	—	—	—
Amortization of deferred stock compensation	—	—	41,184	—	—	41,184
Balances at December 31, 2001	165,702	824,321	(4,186)	25,492	(573,400)	272,227
Net loss	—	—	—	—	(65,007)	(65,007)
Change in net unrealized gains on investments	—	—	—	(21,553)	—	(21,553)
Comprehensive loss	—	—	—	—	—	(86,560)

Conversion of special shares into common stock	177	265	—	—	—	265
Issuance of common stock under stock benefit plans	1,509	9,874	—	—	—	9,874
Conversion of warrants into common stock	12	20	—	—	—	20
Deferred stock compensation	—	(215)	215	—	—	—
Amortization of deferred stock compensation	—	—	2,813	—	—	2,813
Balances at December 31, 2002	167,400	834,265	(1,158)	3,939	(638,407)	198,639
Net loss	—	—	—	—	(7,991)	(7,991)
Other comprehensive gain (loss):
Change in net unrealized gains on investments	—	—	—	(3,297)	—	(3,297)
Change in fair value of derivatives	—	—	—	1,196	—	1,196
Comprehensive loss	—	—	—	—	—	(10,092)

Conversion of special shares into common stock	275	533	—	—	—	533
Issuance of common stock under stock benefit plans	6,592	36,208	—	—	—	36,208
Conversion of warrants into common stock	22	—	—	—	—	—
Deferred stock compensation	—	(149)	149	—	—	—
Amortization of deferred stock compensation	—	—	1,009	—	—	1,009
Balances at December 31, 2003	174,289	$870,857	$—	$1,838	$(646,398)	$226,297

(1) includes exchangeable shares

See notes to the consolidated financial statements.

NOTE 1.   Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the “Company” or “PMC”) designs, develops, markets and supports high-speed broadband communications and storage semiconductors and MIPS-based processors for service provider, enterprise, storage, and wireless networking equipment. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation.  The Company’s fiscal year ends on the last Sunday of the calendar year and consists of 52 weeks for all periods presented.  For ease of presentation, the reference to December 31 has been utilized as the fiscal year end for all financial statement captions.  The Company’s reporting currency is the United States dollar.  The accompanying Consolidated Financial Statements include the accounts of PMC-Sierra, Inc. and any of its subsidiaries or investees in which PMC exercises control.   As at December 31, 2003 and 2002, all subsidiaries included in these Consolidated Financial Statements were wholly owned by PMC.  All significant inter-company accounts and transactions have been eliminated.

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

Under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date.  Investments classified as held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized against interest income over the life of the investment.  Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value.  The cost of securities sold is based on the specific identification method.  Unrealized gains and losses on these investments, net of any related tax effect are included in equity as a separate component of stockholders’ equity.

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

Inventories (net of reserves of $16.2 million and $30.1 million at December 31, 2003 and 2002, respectively) were as follows:

	December 31,
(in thousands)	2003	2002

Work-in-progress	$6,734	$11,409
Finished goods	11,541	15,011
	$18,275	$26,420

Investments in non-public entities. The Company has certain investments in non-publicly traded companies and venture capital funds in which it has less than 20% of the voting rights and in which it does not exercise significant influence.  The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.  These investments are included in Other investments and assets on the Company’s balance sheet and are carried at cost, net of write-downs for impairment.

Investments in public companies.  From fiscal 2000 through May 2003, the Company had certain investments in publicly traded companies in which it had less than 20% of the voting rights and in which it did not exercise significant influence.  Certain of these investments were subject to resale restrictions.  Securities restricted for more than one year were carried at cost.  Securities restricted for less than one year from the balance sheet date and securities not subject to resale restrictions were classified as available-for-sale and reported at fair value, based upon quoted market prices, with the unrealized gains or losses, net of any related tax effect, included in equity as a separate component of stockholders’ equity.  The Company evaluates its investments in public companies for factors indicating an other than temporary impairment and makes appropriate reductions in carrying value where necessary.

Deposits for wafer fabrication capacity. The Company has wafer supply agreements with two independent foundries.  Under these agreements, the Company has deposits of $6.8 million (2002 - $22.0 million) to secure access to wafer fabrication capacity. During 2003, the Company purchased $32.4 million ($32.3 million and $42.7 million in 2002 and 2001, respectively) from these foundries.  Purchases in any year may or may not be indicative of any future period since wafers are purchased based on current market pricing and the Company’s volume requirements change in relation to sales of its products.

In each year, the Company is entitled to receive a refund of a portion of the deposits based on the annual purchases from these suppliers compared to the target levels in the wafer supply agreements.  In 2003, PMC renewed its supply agreements through December 31, 2004 with its two main foundries resulting in a reduction of the deposit amounts.

Property and equipment, net.  Property and equipment are stated at cost, net of write-downs for impairment, and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or the applicable lease term, whichever is shorter.

The components of property and equipment are as follows:

December 31, 2003 (in thousands)	Gross	Accumulated Amortization	Net

Machinery and equipment	$181,565	$(165,375)	$16,190
Leasehold improvements	11,070	(8,373)	2,697
Furniture and fixtures	13,352	(11,489)	1,863
Total	$205,987	$(185,237)	$20,750

December 31, 2002	Gross	Accumulated Amortization	Net

Machinery and equipment	$172,227	$(145,070)	$27,157
Land	13,448	—	13,448
Leasehold improvements	11,765	(6,876)	4,889
Furniture and fixtures	15,305	(10,637)	4,668
Construction-in-progress	1,027	—	1,027
	$213,772	$(162,583)	$51,189

In 2003, the Company sold a property it held in Burnaby, Canada for proceeds of $15.3 million. This asset was classified as Land and Construction-in-progress at the end of 2002.  The Company recorded a nominal gain on this transaction, which it classified in Interest and Other Income, net, in the Statement of Operations.

In 2002, the Company recorded an impairment charge of $1.8 million for machinery and equipment that was removed from service.

Goodwill and other intangible assets.  Goodwill, purchased developed technology and other intangible assets are carried at cost less accumulated amortization to December 31, 2001 and impairment charges.  Accumulated amortization was computed on a straight-line basis over the economic lives, ranging from three to seven years, of the respective assets.

Effective the beginning of the first quarter of fiscal 2002, the Company completed the adoption Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”.

As required by SFAS 142, the Company stopped amortizing the remaining unamortized portion of goodwill at the beginning of fiscal 2002 but instead will subject remaining goodwill to impairment tests at least annually.  In conjunction with the implementation of SFAS 142, the Company completed the transitional impairment test as of the beginning of 2002 and determined that a transitional impairment charge would not be required.  The Company completed its annual impairment test in December 2003 and 2002 and determined that there was no impairment of goodwill.

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2003	2002	2001

Net loss, as reported	$(7,991)	$(65,007)	$(639,054)
Adjustments:
Amortization of goodwill	—	—	44,010
Amortization of other intangibles	—	—	564
Net loss	$(7,991)	$(65,007)	$(594,480)

Basic and diluted net loss per share, as reported	$(0.05)	$(0.38)	$(3.80)

Basic and diluted net loss per share, adjusted	$(0.05)	$(0.38)	$(3.54)

The components of goodwill and other intangible assets, net of write-downs for impairment, are  as follows:

December 31, 2003 (in thousands)	Gross	Accumulated Amortization	Net

Goodwill	$93,119	$(86,058)	$7,061
Developed Technology	9,536	(8,470)	1,066
Other	1,294	(1,294)	—
Total	$103,949	$(95,822)	$8,127

December 31, 2002	Gross	Accumulated Amortization	Net

Goodwill	$93,119	$(86,058)	$7,061
Developed Technology	9,311	(7,991)	1,320
Other	1,294	(1,294)	—
Total	$103,724	$(95,343)	$8,381

In 2001, the Company recorded a total impairment charge of $269.8 million related to goodwill (see Note 3) and $925,000 related to developed technology and other intangible assets.  These write-downs for impairment are net against the gross cost of the related assets.

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

Accrued liabilities.  The components of accrued liabilities are as follows:

	December 31,
(in thousands)	2003	2002

Accrued compensation and benefits	$18,062	$18,962
Other accrued liabilities	32,178	34,568
	$50,240	$53,530

Foreign currency translation.  For all foreign operations, the U.S. dollar is the functional currency. Monetary assets and liabilities in foreign currencies are translated into U.S. dollars using the exchange rate at the balance sheet date.  Revenues and expenses are translated at average rates of exchange during the year.  Gains and losses from foreign currency transactions are included in Interest and other income, net.

Derivatives and Hedging Activities.  PMC’s net income (loss) and cash flows may be negatively impacted by fluctuating foreign exchange rates.  The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses.  All derivatives are recorded in the balance sheet at fair value.  For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income (loss) when the hedged item affects net income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss).

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

The Company’s carrying value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value because of their short maturities.

The fair value of the Company’s short-term investments, and investment in bonds and notes are determined using estimated market prices provided for those securities (see Note 4). The fair value of investments in public companies is determined using quoted market prices for those securities.  The fair value of investments in non-public entities is not readily determinable due to the illiquid market for these investments.  The fair value of the deposits for wafer fabrication capacity is not readily determinable because the timing of the related future cash flows is not determinable and there is no market for the sale of these deposits.

The fair value of the convertible subordinated notes at December 31, 2003 approximated their carrying value (2002 - $207.6 million), as the Company completed a tender offer for a portion of the outstanding notes on January 6, 2004, at par value.    These notes are not listed on any securities exchange or included in any automated quotation system.  The recorded bid and ask price may not be reliable as the figures cannot be independently verified and not all trades are reflected.

As of and for the year ended December 31, 2003, the use of derivative financial instruments was not material to our results of operations or our financial position (see “Derivatives and Hedging Activities”)

Concentrations. The Company maintains its cash, cash equivalents, short-term investments and long-term investments in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 31, 2003, approximately 32% (2002 - 22%) of accounts receivable represented amounts due from one of the Company’s distributors.  The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the geographical dispersion of the Company’s sales. The Company generally does not require collateral security for outstanding amounts.

The Company relies on a limited number of suppliers for wafer fabrication capacity.

Revenue recognition.  The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.  PMC generates revenues from direct sales, sales to distributors and sales of consignment inventory.

The Company recognizes revenues on goods shipped directly to customers at the time of shipping as that is when title passes to the customer and all revenue recognition criteria specified above are met.

PMC has a two-tier distribution network, distinguishing between major and minor distributors. The Company currently has one major distributor in North America for which it recognizes revenue on a sell-through basis, utilizing information provided by the distributor.  This distributor maintains significantly higher levels of inventory than minor distributors and is given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers, the magnitude of which, is not known at the time goods are shipped to this distributor.  PMC personnel are often involved in the sales from this distributor to end customers and the Company may utilize inventory at the major distributor to satisfy product demand by other customers.

PMC recognizes revenues from minor distributors at the time of shipment.  At the time of shipment, product prices are fixed and determinable and the amount of future returns and pricing allowances to be granted in the future can be reasonably estimated and accrued.

The Company has consignment inventory which is held at the customer’s premises.  PMC recognizes revenue on these goods when the customer uses them in production, as that is when title passes to the customer.  These sales from consignment inventory are subject to the same warranty terms that are applied to direct sales.

PMC product sales are subject to a one-year warranty against regular mechanical or electrical failure.  PMC maintains accruals for potential returns based on its historical experience.

Research and development expenses.  The Company expenses research and development (R&D) costs as incurred.  R&D costs include payroll-related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs.  For the years ended December 2003, 2002 and 2001, research and development expenses were $119.5 million, $137.7 million and $201.1 million.

Product warranties.  The Company provides a one-year limited warranty on most of its standard products and accrues for the cost of this warranty based on its experience at the time of shipment.  The following table summarizes the activity related to the product warranty liability during fiscal 2003 and 2002:

	December 31,
(in thousands)	2003	2002

Beginning balance	$2,399	$2,421
Accrual for new warranties issued	1,152	946
Reduction for payments (in cash or in kind)	(226)	(576)
Adjustments related to changes in estimate of warranty accrual	(428)	(392)
	$2,897	$2,399

The semiconductor industry is subject to volatility in shipment levels and the rate of warranty returns tends to fluctuate depending on whether the industry is in times of growth or contraction.  The Company adjusts its rate of accrual to reflect the level of returns typical of the industry cycle.

Other Indemnifications.  From time to time, on a limited basis, the Company indemnifies customers, as well as suppliers, contractors, lessors, and others with whom we have contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of Company products, the use of their goods and services, the use of facilities, the state of assets that we sell and other matters covered by such contracts, usually up to a specified maximum amount.

Stock-based compensation.  The Company accounts for stock-based compensation in accordance with the intrinsic value method prescribed by APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”.  Under APB 25, compensation is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the option on the date of grant; this compensation is amortized over the vesting period.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.  The fair value of the Company’s stock-based awards to employees was estimated using the multiple option approach, recognizing forfeitures as they occur, assuming no expected dividends and using the following weighted average assumptions:

	Options			ESPP
	2003	2002	2001	2003	2002	2001
Expected life (years)	2.8	2.1	3.0	1.0	0.6	0.9
Expected volatility	101%	101%	90%	107%	122%	110%
Risk-free interest rate	1.9%	2.6%	4.0%	1.5%	2.4%	4.5%

The weighted-average estimated fair values of employee stock options granted during fiscal 2003, 2002, and 2001 were $4.82, $4.07 and $10.98 per share, respectively.

If the computed fair values of 2003, 2002, and 2001 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net loss and net loss per share would have been:

	Year Ended December 31
(in thousands, except per share amounts)	2003	2002	2001

Net loss, as reported	(7,991)	(65,007)	(639,054)
Adjustments:
Additional stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(59,852)	(101,124)	(108,696)
Net loss, adjusted	$(67,843)	$(166,131)	$(747,750)

Basic net loss per share, as reported	$(0.05)	$(0.38)	$(3.80)

Basic net loss per share, adjusted	$(0.39)	$(0.98)	$(4.45)

Diluted net loss per share, as reported	$(0.05)	$(0.38)	$(3.80)

Diluted net loss per share, adjusted	$(0.39)	$(0.98)	$(4.45)

Interest and other income, net. The components of interest and other income, net are as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001

Interest income	$10,833	$17,152	$18,998
Interest expense on long-term debt and capital leases	(9,134)	(10,540)	(4,335)
Amortization of debt issue costs	(1,413)	(1,564)	(652)
Other	(84)	(95)	(117)
	$202	$4,953	$13,894

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

Net income (loss) per common share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. The PMC-Sierra Ltd. Special Shares have been included in the calculation of basic net income (loss) per share. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

Segment reporting.  Segmented information is reported in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 uses a management approach to report financial and descriptive information about a company’s operating segments. Operating segments are revenue-producing components of a company for which separate financial information is produced internally for the company’s management. Under this definition, the Company operated, for all periods presented, in two segments: networking and non-networking products.

Recently issued accounting standards. In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred.  Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan.  The Company accounted for restructuring activities initiated after December 31, 2002 in accordance with SFAS 146, resulting in restructuring charges being recorded as they were incurred over the course of fiscal 2003, rather than at the time management committed to the restructuring plan.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The disclosure requirements of FIN 45 were effective for financial statements for period ending after December 15, 2002.  PMC adopted the disclosure requirements of FIN 45 in fiscal 2002.  The initial recognition and measurement provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002.  The Company adopted the recognition and measurement requirements of FIN 45 in fiscal 2003, which had no material impact on its results of operations, financial position or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46),  “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51.   FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003 however, earlier adoption is permitted.  PMC adopted FIN 46 in the third quarter of 2003.  Adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company adopted SFAS No. 149 on July 1, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or disclosures.

Reclassifications. Certain prior year amounts have been reclassified in order to conform to the 2003 presentation.

NOTE 2. Derivative Instruments

The Company generates revenues in U.S. dollars but incurs a portion of its operating expenses in various foreign currencies, primarily the Canadian dollar.  To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

Currency forward contracts that are used to hedge exposures to variability in forecasted foreign currency cash flows are designated as cash flow hedges.  The maturities of these instruments are less than twelve months.  For these derivatives, the gain or loss from the effective portion of the hedge is initially reported as a component of other comprehensive income in stockholders’ equity and subsequently reclassified to earnings in the same period in which the hedged transaction affects earnings.  The gain or loss from the ineffective portion of the hedge is recognized in interest and other expense immediately.

At December 31, 2003, the Company had three currency forward contracts outstanding that qualified and were designated as cash flow hedges.  The U.S. dollar notional amount of these three contracts was $40.4 million and the contracts had a fair value of $1.9 million.  No portion of the hedging instrument’s gain was excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings.

NOTE 3.   Restructuring and Other Costs

In response to the severe economic downturn in the semiconductor industry in 2001, PMC implemented two restructuring plans aimed at focusing development efforts on key projects and reducing operating costs.  By the first quarter of 2003, the Company was still operating in a challenging economic climate, making it necessary to again streamline operations and announce a further restructuring.  PMC’s assessment of market demand for its products and the development efforts necessary to meet this demand were key factors in its decisions to implement these restructuring plans.  Because end markets for the Company’s products had contracted to such a great degree, certain projects were abandoned in an effort to cut research and development costs.  Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during this period.

PMC has completed substantially all of the activities contemplated in the original restructuring plans, but has not yet disposed of all its surplus leased facilities as of December 31, 2003.

Restructuring – March 26, 2001

PMC had completed the restructuring activities contemplated in its March 2001 restructuring plan by June 2002.  However, the Company still has ongoing rental commitments for office space abandoned under this plan.  Due to the continued downturn in real estate markets, the Company expects these costs to be higher than anticipated in the original plan.  As a result, PMC recorded an additional provision for abandoned office facilities of $3.1 million in the third quarter of 2003.   Payments made in connection with these leases in 2003 were $1.9 million, including amounts drawn down from accrued liabilities.

The following summarizes the activity in the March 2001 restructuring liability for the three years ended December 31, 2003:

	Workforce Reduction	Facility Lease and Contract Settlement Costs	Asset Writedowns	Total

Total charge - March 26, 2001	$9,367	$6,545	$3,988	$19,900
Noncash charges	—	—	(3,988)	(3,988)
Cash payments	(7,791)	(3,917)	—	(11,708)

Balance at December 31, 2001	1,576	2,628	—	4,204

Adjustments	(1,250)	(196)	—	(1,446)
Cash payments	(326)	(2,432)	—	(2,758)

Balance at December 31, 2002	—	—	—	—

Additional charges	—	3,082	—	3,082
Cash payments	—	(787)	—	(787)

Balance at December 31, 2003	$—	$2,295	$—	$2,295

Restructuring – October 18, 2001

PMC implemented a restructuring plan in the fourth quarter of 2001 to reduce its operating cost structure.  This restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects.  As a result, the Company recorded a restructuring charge of $175.3 million in the fourth quarter of 2001.

The following summarizes the activity in the October 2001 restructuring accrual for the three years ended December 31, 2003:

(in thousands)	Workforce Reduction	Facility Lease and Contract Settlement Costs	Asset Writedowns	Total

Total charge - October 18, 2001	$12,435	$150,610	$12,241	$175,286
Noncash charges	—	—	(12,241)	(12,241)
Cash payments	(5,651)	(400)	—	(6,051)

Balance at December 31, 2001	$6,784	$150,210	$—	$156,994
Adjustments	(3,465)	3,465	—	—
Cash payments	(3,319)	(24,176)	—	(27,495)

Balance at December 31, 2002	—	129,499	—	129,499

Reversals	—	(5,330)		(5,330)
Cash payments	—	(116,790)		(116,790)

Balance at December 31, 2003	$—	$7,379	$—	$7,379

On July 7, 2003, PMC terminated its remaining rental commitment for Mission Towers Two, located in Santa Clara, CA, by purchasing the facility for $133 million and then immediately reselling it for $33 million.  PMC incurred fees of approximately $1 million on these transactions.  Upon completion of the sale of Mission Towers Two, PMC reversed $4.5 million of excess restructure provision.  The remainder of cash payments made in 2003 and the remaining accrual at December 31, 2003 relate to other facilities abandoned in the October 2001 restructuring.  While we continue our efforts to exit the remaining sites, payments relating to these facilities could extend to 2009.

Restructuring – January 16, 2003

As a result of the prolonged economic downturn in the semiconductor industry, the Company implemented another corporate restructuring aimed at further reducing operating expenses in the first quarter of 2003.  The restructuring included the termination of approximately 175 employees and the closure of design centers in Maryland, Ireland and India.  To date, PMC has recorded restructuring charges of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  These charges related to workforce reduction, lease and contract settlement costs and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. To date, the Company has made cash payments of $9.3 million under this plan.

Activity in this restructuring accrual during fiscal 2003 was as follows:

(in thousands)	Workforce Reduction	Facility Lease and Contract Settlement Costs	Asset Writedowns	Total

Total charge - January 16, 2003	$6,384	$260	$—	$6,644
Additional charges	812	9,349	1,491	11,652
Noncash charges	—	—	(1,491)	(1,491)
Adjustments	(732)	—	—	(732)
Cash payments	(6,064)	(3,270)	—	(9,334)

Balance at December 31, 2003	$400	$6,339	$—	$6,739

Impairment of Goodwill and Intangible Assets

During the second quarter of 2001, PMC recognized impairment related to three acquisitions completed in 2000. Market opportunities for one of the products acquired were drastically reduced as our customers eliminated development programs that would use this product as a reaction to the severe reduction in capital spending by service providers. The reduced market opportunities made further development of this particular product uneconomic. Accordingly, the Company recorded an impairment charge of $189 million, equal to the remaining net book value of goodwill and intangible assets related to this acquisition.

In the fourth quarter of 2001, brought on by a continued decline in market conditions and a delay in introduction of certain products to the market, the Company completed an assessment of the future revenue potential and estimated costs associated with all acquired technologies.  As a result of this review, the Company recorded a further impairment charge of $80.8 million related to the acquired goodwill and other intangibles recognized in the two subsequent acquisitions completed in 2000. The Company recorded a charge of $79.3 million, measured as the amount by which the carrying value of the goodwill and intangibles exceeded the present value of estimated future cash flows related to these assets, to impair the goodwill and intangibles acquired in the second acquisition. The remaining $1.5 million impairment of goodwill resulted from the cancellation of research and development activities of the third acquired company during 2001.

Write-down of Inventory

The Company recorded a write-down of excess inventory of $4.0 million in 2002 and $20.7 million in 2001.  The continued industry wide reduction in capital spending and resulting decrease in demand for the Company’s products prompted the Company to assess its current inventory levels compared to sales forecasts for the next twelve months. The excess inventory charge, which was included in cost of revenues, was calculated in accordance with the Company’s policy, which is based on inventory levels in excess of estimated 12-month demand.

The inventory provision as of December 31, 2003 was $16.2 million (2002 - $30.1 million, 2001 - $28.4 million).  In fiscal 2003, the Company reduced inventory reserves by $14.5 million (2002 - $5.2 million) for inventory that was scrapped during the year.

NOTE 4.  Debt Investments

The following tables summarize the Company’s investments in debt securities:

	December 31,
(in thousands)	2003	2002

Held to maturity:
US Government Treasury and Agency notes	$—	$92,039
Corporate bonds and notes	—	303,169
	—	395,208
Available-for-sale:
US Government Treasury and Agency notes	60,495	94,512
Corporate bonds and notes	100,191	—
	$160,686	$489,720

Reported as:
Short-term investments	$119,117	$340,826
Investments in bonds and notes	41,569	148,894
	$160,686	$489,720

In 2003, the Company sold investments in bonds and notes previously classified as held-to- maturity with a total amortized cost of $29.9 million.  The securities were sold in the third quarter to partially fund the repurchase of $100 million face value of convertible subordinated notes.  As a result of this sale, all debt investments were reclassified as available-for-sale.  The realized gain or loss on these sales was immaterial.  The total fair value of available-for-sale investments at December 31, 2003 was $160.7 million (2002 - $94.5 million) with remaining maturities ranging from 1 to 24 months.

The total fair value of held-to-maturity investments at December 31, 2002 was $397.8 million (2001 - $358.1 million), with remaining maturities ranging from 1 month to 28 months.  There was no substantial difference between the amortized cost of these investments and their fair value.   In 2002 the company did not reclassify any investments from held-to-maturity to available-for-sale.

In 2002, the Company sold investments in bonds and notes with a total amortized cost of $10.1 million that were classified as held-to-maturity.  The securities were downgraded in credit quality and as a result no longer met the Company’s internal investment policy as established by the Company’s Board of Directors.  The realized gain or loss on these sales was immaterial.  These sales did not impact the classification of any other held-to-maturity securities.

NOTE 5.  Other Investments and Assets

The components of other investments and assets are as follows:

	December 31,
(in thousands)	2003	2002

Investment in Sierra Wireless Inc.	$—	$8,707
Other investments in public companies	—	264
Investments in non-public entities	6,848	7,098
Deferred debt issue costs (Note 7)	2,571	5,603
Other assets	1,917	306
	$11,336	$21,978

The Company has investments in non-public entities, either directly or through venture funds, which include investments in early-stage private technology companies of strategic interest to the Company.  The Company has commitments to invest additional capital into venture funds (see Note 8).  In 2003, the Company made additional cash investments of $3.3 million (2002 - $10.1 million; 2001 – $5.7 million) in non-public entity investments.

During the year ended December 31, 2003, the Company sold all of its investments in public companies for cash proceeds of $8.5 million (2002 - $5.8 million; 2001 - $3.3 million) and recorded gross realized gains of $6.0 million (2002 - $3.7 million; 2001 - $2.9 million).  There were no non-cash proceeds from sales of investments in 2003 (2002 - nil; 2001 – $1.7 million).  Of these amounts, cash proceeds of $8.4 million (2002 - $5.3 million; 2001 - $2.1 million) and gross realized gains of $6.0 million (2002 - $3.3 million; 2001 - $1.9 million) related to the disposition of investments classified as available for sale.

The Company monitors the value of its investments for impairment and records an impairment charge to reflect any decline in value below its cost basis, if that decline is considered to be other than temporary.  The assessment of impairment in carrying value is based on the market value trends of similar public companies, the current business performance of the entities in which we have invested, and if available, the estimated future market potential of the companies and venture funds.  In 2003, the Company recorded an impairment charge of $3.5 million (2002 – $15.3 million; 2001 - $17.5 million) related to its investments in non-public entities.  This charge is included in “Gain (loss) on investments” on the Consolidated Statement of Operations.

The following table summarizes the cumulative impairment charges that we have recorded with respect to investments in non-public entities that the Company held at December 31, 2003:

(in thousands)	Cost	Cumulative unrealized losses	Carrying Value

Venture-based limited partnerships	$36,775	$31,227	$5,548
Privately funded technology company	7,500	6,200	1,300
	$44,275	$37,427	$6,848

These investments have been in an unrealized loss position for more than twelve months.  There are no unrecorded temporary losses relating to these investments as of December 31, 2003.

Subsequent to year-end, the Company sold its interest in a private technology company in exchange for total consideration of $10.6 million in cash.  This investment had a carrying value of $1.3 million at December 31, 2003.

NOTE 6.  Lines of credit

At December 31, 2003, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $5.3 million with interest at the bank’s alternate base rate (annual rate of 4.50% at December 31, 2003) as long as the Company maintains eligible investments with the bank in an amount equal to its drawings.  This agreement expires in December 2004.  At December 31, 2003, $2.5 million cash was deposited with the bank to offset the amount committed under letters of credit used as security for a facility lease.

NOTE 7.   Convertible subordinated notes

In August 2001, the Company issued $275 million of convertible subordinated notes maturing on August 15, 2006.  These notes bear interest at 3.75% payable semi-annually and are convertible into an aggregate of approximately 6.5 million shares of PMC’s common stock at any time prior to maturity at a conversion price of approximately $42.43 per share.  The Company may redeem the notes at any time after August 19, 2004.  In addition, a holder may require PMC to repurchase the notes if a change of control, as defined in the indenture, occurs. These notes also become payable upon events of bankruptcy, insolvency or reorganization, or if the Company fails to pay amounts due on the notes or any other indebtedness of at least $40 million, or the Company fails to perform various procedural covenants detailed in the indenture. Under the terms of the indenture relating to our convertible subordinated notes, the Company may not merge into another entity, permit another entity to merge into the Company, sell substantially all of its assets to another entity, or purchase substantially all of the assets of another entity, unless the entity formed by the merger, sale or purchase is a company, partnership or trust formed in the United States, and the surviving entity assumes PMC’s obligations under the indenture, including the payment of principal and interest on the notes and, no event of default has occurred and is continuing.

During the third fiscal quarter of 2003, the Company repurchased $100 million principal amount of these notes for $96.7 million and wrote off $1.6 million of related unamortized debt issue costs, resulting in a net gain of $1.7 million.

On January 6, 2004, the Company repurchased $106.9 million of these notes pursuant to a tender offer, at par value.  The Company will write off approximately $1.6 million of debt issue costs related to the repurchased notes.

NOTE 8. Commitments and Contingencies

Operating leases. The Company leases its facilities under operating lease agreements, which expire at various dates through September 30, 2011.

Rent expense including operating costs for the years ended December 31, 2003, 2002 and 2001 was $11.5 million, $12.4 million and $15.9 million, respectively. Excluded from rent expense for 2003 was additional rent and operating costs of $20.9 million (2002 – $27.5 million; 2001 - $3.4 million) related to excess facilities, which were accrued as part of the restructuring charges in 2003 and 2001.

Minimum future rental payments under operating leases are as follows:

Year Ending December 31 (in thousands)
2004	$10,971
2005	9,592
2006	9,023
2007	9,115
2008	11,118
Thereafter	17,090
Total minimum future rental payments under operating leases	$66,909

Supply agreements.  The Company has supply agreements with both Chartered and TSMC that we renewed during 2003.  These renewed agreements are in effect until December 31, 2004.  As a result of these renewals, the deposits the Company made to secure access to wafer fabrication capacity decreased to $6.8 million from $22 million at December 31, 2002.   Under these agreements, the foundries must supply certain quantities of wafers per year.  Neither of these agreements have minimum unit volume requirements but we are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms.

Investment agreements.  The Company participates in four professionally managed venture funds that invest in early-stage private technology companies which participate in markets of strategic interest to the Company.  From time to time these funds request additional capital for private placements.  The Company has committed to invest an additional $19.2 million (2002 - $38.1 million) in these funds, which may be requested by the fund managers at any time over the next six years.

Contingencies. In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringements. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any point in time; however, management does not believe that such licenses or settlements will, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 9.  Special Shares

At December 31, 2003 and 2002, the Company maintained a reserve of 2,921,000 and 3,196,000 shares, respectively, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (LTD) special shares.

The special shares of LTD, the Company’s principal Canadian subsidiary, are redeemable or exchangeable for PMC common stock.  Special shares do not vote on matters presented to the Company’s stockholders, but in all other respects represent the economic and functional equivalent of PMC common stock for which they can be redeemed or exchanged at the option of the holders.  The special shares have class voting rights with respect to transactions that affect the rights of the special shares as a class and for certain extraordinary corporate transactions involving LTD.  If LTD files for bankruptcy, is liquidated or dissolved, the special shares receive as a preference the number of shares of PMC common stock issuable on conversion plus a nominal amount per share plus unpaid dividends, or at the holder’s option convert into LTD ordinary shares, which are the functional equivalent of voting common stock. If the Company files for bankruptcy, is liquidated, or dissolved, special shares of LTD receive the cash equivalent of the value of PMC common stock into which the special shares could be converted, plus unpaid dividends, or at the holder’s option convert into LTD ordinary shares. If the Company materially breaches its obligations to special shareholders of LTD (primarily to permit conversion of special shares into PMC common stock), the special shareholders may convert their shares into LTD ordinary shares.

These special shares of LTD are classified outside of stockholders’ equity until such shares are exchanged for PMC common stock. Upon exchange, amounts will be transferred from the LTD special shares account to the Company’s common stock and additional paid-in capital on the consolidated balance sheet.

NOTE 10. Stockholders’ Equity

Authorized capital stock of PMC.  At December 31, 2003 and 2002, the Company  had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated “Common Stock”, $0.001 par value, and 5,000,000 of which are designated “Preferred Stock”, $0.001 par value.

Exchangeable Shares.  As a result of certain acquisitions in 2000, holders of the acquired companies’ common shares received shares exchangeable into PMC common stock.  The shares are exchangeable, at the option of the holder, for PMC common stock on a share-for-share basis.  The exchangeable shares remain securities of the Company and entitle the holders to dividend and other rights economically equivalent to that of PMC common stock and, through a voting trust, to vote at shareholder meetings of the Company.  At December 31, 2003, 2002, and 2001, these shares were exchangeable into 600,000, 636,000, and 712,000 PMC shares, respectively.

Stockholders’ Rights Plan.  The Company adopted a stockholder rights plan in 2001, pursuant to which we declared a dividend of one share purchase right for each outstanding share of common stock.  If certain events occur, including if an investor tenders for or acquires more than 15% of the Company’s outstanding common stock, stockholders (other than the acquirer) may exercise their rights and receive $650 worth of our common stock in exchange for $325 per right, or we may, at the Company’s option, issue one share of common stock in exchange for each right, or we may redeem the rights for $0.001 per right.

NOTE 11. Employee Equity Benefit Plans

Employee Stock Purchase Plan.  In 1991, the Company adopted an Employee Stock Purchase Plan (“PMC ESPP”) under Section 423 of the Internal Revenue Code.  Under the PMC ESPP, the number of shares authorized to be available for issuance under the plan are increased automatically on January 1 of each year until the expiration of the plan.  The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares (after adjusting for stock dividends), or (iii) an amount to be determined by the Board of Directors.

During 2003, 2002, and 2001, there were 1,628,684,shares, 610,331 shares, and 245,946 shares, respectively, issued under the Plans at weighted-average prices of $4.63, $11.73, and $31.93 per share, respectively.  The weighted-average fair value of the 2003, 2002, and 2001 awards was $2.78, $13.80, and $31.25 per share, respectively.  During 2003, an additional 1,674,418 shares became available under the PMC ESPP.  As of December 31, 2003, 5,880,019 shares were available for future issuance under the PMC ESPP.

Stock Option Plans. The Company has various stock option plans that cover grants of options to purchase the Company’s common stock. The options generally expire within five to ten years and vest over four years.

During 2000, the Company’s stockholders elected to add a provision to the 1994 Incentive Stock Plan, under which plan most of the outstanding options have been issued.  Under the new terms, the number of shares authorized to be available for issuance under the plan shall be increased automatically on January 1, 2001 and every year thereafter until January 1, 2004.  The increase will be limited to the lesser of (i) 5% of the outstanding shares on January 1 of each year, (ii) 45,000,000 shares, or (iii) an amount to be determined by the Board of Directors.

In 2001, the company simplified its plan structure.  The 2001 Stock Option Plan (the “2001 Plan”), which was created to replace a number of stock option plans assumed by us in connection with mergers and acquisitions we completed prior to 2001.  The number of options that may be granted under the 2001 Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled plus (iii) 10 million shares that were added to the plan in 2003.

Option activity under the option plans was as follows:

	Options Available For Issuance	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2000	5,780,637	24,036,053	$34.91
Additional shares reserved	8,111,005
Granted	(14,838,436)	14,838,436	$18.51
Exercised	—	(2,995,129)	$6.30
Expired	(4,504)	—	—
Repurchased	86,658	—	—
Cancelled	3,774,971	(3,774,971)	$61.92
Cancelled but unavailable	(117,285)	—	—
Balance at December 31, 2001	2,793,046	32,104,389	$26.82
Additional shares reserved	8,284,696
Granted	(658,111)	658,111	$7.39
Exercised	—	(964,794)	$2.76
Expired	—	—	—
Repurchased	14,367	—	—
Cancelled	20,652,984	(20,652,984)	$36.77
Cancelled but unavailable	(230,181)	—	—
Balance at December 31, 2002	30,856,801	11,144,722	$9.51
Additional shares reserved	18,372,092
Granted	(17,717,775)	17,717,775	$6.09
Exercised	—	(4,979,802)	$5.75
Expired	—	—	—
Repurchased	—	—	—
Cancelled	1,774,355	(1,774,355)	$11.67
Cancelled but unavailable	(861)	—	—
Balance at December 31, 2003	33,284,612	22,108,340	$7.51

The following table summarizes information concerning options outstanding and exercisable for the combined option plans at December 31, 2003:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Options Exercisable	Weighted Average Exercise Price per Share
$ 0.17 — $4.90	3,152,104	4.30	$3.50	2,602,688	$3.28
$ 5.19 — $5.95	13,517,517	9.25	5.95	5,125,044	5.95
$ 6.00 — $15.98	5,040,313	5.05	11.05	4,552,713	11.06
$ 18.13 — $23.88	251,500	7.19	20.37	160,573	20.67
$ 25.97 — $189.94	146,906	7.05	92.63	106,827	105.41
$ 0.17 — $189.94	22,108,340	7.55	$7.51	12,547,845	$8.29

Voluntary stock option exchange offer.  On September 26, 2002, the Company completed an offering to all eligible option holders of an opportunity to voluntarily exchange certain stock options.

Under the program, participants were able to tender for cancellation, stock options granted within the specified period with exercise prices at or above $8.00 per share, in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options.  Pursuant to the terms and conditions set forth in the Company’s offer, each eligible participant received a new option to purchase an equivalent number of PMC shares for each tendered option with an exercise price of less than $60.00.  For each tendered option with an exercise price of $60.00 or more, each eligible participant received a new option to purchase a number of PMC shares equal to one share for each four unexercised shares subject to the tendered option.

On September 26, 2002, the Company cancelled options to purchase approximately 19.3 million shares of common stock with a weighted average exercise price of $35.98.  In exchange for these stock options and pursuant to the terms and conditions set forth in the Company’s offer, the Company granted options to purchase approximately 16.6 million shares of common stock on March 31, 2003 with an exercise price of $5.95, which was the closing price of the Company’s stock on the grant date.

NOTE 12.  Income Taxes

The income tax provisions, calculated under Statement of Financial Accounting Standard No. 109 (SFAS 109), consist of the following:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Current:
State	$4	$4	$4
Foreign	(8,987)	(27,291)	(7,034)
	(8,983)	(27,287)	(7,030)
Deferred:
Foreign	1,131	8,429	(10,733)
	1,131	8,429	(10,733)
Recovery of income taxes	$(7,852)	$(18,858)	$(17,763)

A reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001

Income (loss) before provision for income taxes	$(15,843)	$(83,865)	$(656,817)
Federal statutory tax rate	35%	35%	35%
Income taxes at U.S. Federal statutory rate	(5,545)	(29,353)	(229,886)
Goodwill and other intangible assets	—	398	16,188
Impairment of goodwill and purchased intangible assets	—	—	94,440
Deferred stock compensation	353	984	14,414
Incremental tax (recovery) on foreign earnings	(19,639)	1,971	1,535
Additional recovery of prior year taxes	(3,517)
Other	—	421	(97)
Valuation allowance	20,496	6,721	85,643
Recovery of income taxes	$(7,852)	$(18,858)	$(17,763)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$219,043	$198,215
State tax loss carryforwards	18,186	12,975
Credit carryforwards	31,948	29,900
Reserves and accrued expenses	16,199	20,652
Restructuring and other charges	7,343	52,979
Depreciation and amortization	8,966	9,262
Deferred income	3,543	3,809
Deferred stock compensation	—	—
Total deferred tax assets	305,228	327,792
Valuation allowance	(305,107)	(326,238)
Total net deferred tax assets	121	1,554
Deferred tax liabilities:
Capitalized technology	(195)	(498)
Unrealized gain on investments	(1,167)	(2,737)
Total deferred tax liabilities	(1,362)	(3,235)
Total net deferred taxes	$(1,241)	$(1,681)

At December 31, 2003, the Company has approximately $637.2 million of federal net operating losses, which will expire through 2023.  Approximately $5.4 million of the federal net operating losses is subject to ownership change limitations provided by the Internal Revenue Code of 1986.  The Company also has approximately $303.1 million of state tax loss carryforwards, which expire through 2023.  The utilization of a portion of these state losses is also subject to ownership change limitations provided by the various states’ income tax legislation.

Included in the credit carryforwards are $19.8 million of federal research and development credits which expire through 2023, $497,000 of federal AMT credits which carryforward indefinitely, $12.6 million of state research and development credits which do not expire, $1.8 million of state research and development credits which expire through 2008, and $1.5 million of state manufacturer’s investment credits which expire through 2013.

Included in the above net operating loss carryforwards are $23.8 million and $8.4 million of federal and state net operating losses related to acquisitions accounted for under the purchase method of accounting. The benefit of such losses, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense.

Included in the deferred tax assets before valuation allowance are approximately $154.0 million of cumulative tax benefits related to equity transactions, which will be credited to stockholder’s equity if and when realized.

The pretax income (loss) from foreign operations was $19.3 million, ($32.6 million) and ($154.1 million) in 2003, 2002, and 2001, respectively.  Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon.  Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.  It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

NOTE 13.  Segment Information

The Company has two operating segments: networking and non-networking products.  The networking segment consists of internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment.  The non-networking segment consists of a single medical device.  The Company is supporting this non-networking product for existing customers, but has decided not to develop any further products of this type.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on gross profits from operations of the two segments.

Summarized financial information by segment is as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Net revenues
Networking	$247,947	$212,651	$300,173
Non-networking	1,536	5,442	22,565
Total	$249,483	$218,093	$322,738

Gross profit
Networking	$160,950	$126,222	$176,068
Non-networking	658	2,329	9,408
Total	$161,608	$128,551	$185,476

Enterprise-wide information is provided in accordance with SFAS 131.  Geographic revenue information is based on the location of the customer invoiced.  Long-lived assets include property and equipment, goodwill and other intangible assets and other long-term assets.  Geographic information about long-lived assets is based on the physical location of the assets.

	Year Ended December 31,
(in thousands)	2003	2002	2001
Net revenues
United States	$119,443	$120,083	$187,723
Asia - excluding China	57,724	39,302	32,501
Canada	17,466	24,822	35,448
China	36,931	18,959	34,746
Europe and Middle East	16,772	11,554	31,825
Other foreign	1,147	3,373	495
Total	$249,483	$218,093	$322,738

Long-lived assets
Canada	$17,788	$38,412	$65,634
United States	13,581	25,497	37,968
Other	82	1,268	2,803
Total	$31,451	$65,177	$106,405

During 2003, the Company had three customers whose purchases represented a significant portion of net revenues, based on billing, including contract manufacturers and distributors.  Net revenues from one customer represented approximately 14% of net revenues in 2003, 13% in 2002 and 12% in 2001.  Net revenues from a second customer were 13% in 2003, 16% in 2002 and less than 10% of net revenues in 2001.  Net revenues from a third customer were 11% in 2003 and less than 10% in 2002 and 2001.

NOTE 14.  Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
(in thousands, except per share amounts)	2003	2002	2001
Numerator:
Net loss	$(7,991)	$(65,007)	$(639,054)
Denominator:
Basic and diluted weighted average common shares outstanding (1)	173,568	170,107	167,967

Basic and diluted net loss per share	$(0.05)	$(0.38)	$(3.80)

(1) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.

In 2003, the Company had approximately 9.3 million options (2002 – 4.4 million, 2001 – 11.0 million) that were not included in diluted net loss per share because they would be antidilutive.

NOTE 15.  Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001

Net loss	$(7,991)	$(65,007)	$(639,054)
Other comprehensive income:
Change in net unrealized gains on investments, net of tax of $2,291 in 2003 (2002 - $14,978 and 2001 - $4,914)	(3,297)	(21,553)	(7,071)
Change in fair value of derivatives, net of tax of $721 in 2003 (2002 and 2001 - nil)	1,196	—	—
Total	$(10,092)	$(86,560)	$(646,125)

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

ITEM 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this annual report.  They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls.  There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information concerning the Company’s directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled “Election of Directors”, “Code of Business Conduct and Ethics”,  “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2004 Annual Stockholder Meeting.

ITEM 11.  Executive Compensation.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Director Compensation” and “Executive Compensation and Other Matters” in our Proxy Statement for the 2004 Annual Stockholder Meeting.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2004 Annual Stockholder Meeting.

Equity Compensation Plan Information:

The following table provides information as of December 31, 2003 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (4)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	20,214,605	$7.73	27,068,341	(2)
Equity compensation plans not approved by security holders (3)	1,880,541	$5.15	12,096,290
Balance at December 31, 2003	22,095,146	$7.51	39,164,631

(1)          Consists of the 1994 Incentive Stock Plan (the “1994 Plan”) and the 1991 Employee Stock Purchase Plan (the “1991 Plan”).

(2)          Includes 21,188,322 shares available for issuance in the 1994 plan and 5,880,019 shares available for issuance in the 1991 Plan.

(3)          Consists of the 2001 Stock Option Plan (the “2001 Plan”), which was created to replace a number of stock option plans assumed by us in connection with mergers and acquisitions we completed prior to 2001.  The number of options that may be granted under the 2001 Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled plus (iii) 10 million shares that were added to the plan in 2003.

(4)          This table does not include a total of 13,194 shares of our stock that were issuable upon exercise under stock option plans that we assumed but did not merge into the 2001 Plan.  The weighted average exercise price of these outstanding options is $9.06.   No additional options may be granted under these plans.

(5)          In accordance with the terms of the plans, on January 1, 2004 the Company authorized an additional 8,716,915 and 1,743,383 shares for issuance under the 1994 Plan and the 1991 Plan, respectively.

ITEM 13.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the information set forth in the section entitled “Executive Compensation and Other Matters – Employment Agreements” in our Proxy Statement for the 2004 Annual Stockholder Meeting.

ITEM 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for the 2004 Annual Stockholder Meeting.

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

On September 16, 2003, we filed a report on Form 8-K relating to the results of our third fiscal quarter ended September 28, 2003.  Under the Form 8-K, we furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled “PMC-Sierra Reports Profit in the Third Quarter 2003” relating to the results of our third fiscal quarter ended September 28, 2003, as well as related non-GAAP financial information.

On January 20, 2004, we filed a report on Form 8-K relating to the results of our fourth fiscal quarter ended and fiscal year ended December 28, 2003.  Under the Form 8-K, we furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled “PMC-Sierra Reports Fourth Quarter and Year End 2003 Financial Results” relating to the results of our fourth fiscal quarter and fiscal year ended December 28, 2003, as well as related non-GAAP financial information.

(c)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated by Reference

Exhibit Number	Description	Form	Date	Number	Filed herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended on May 11, 2001	10-Q	05/16/2001	3.2

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/08/2001	3.2

3.3	Bylaws of the Registrant, as amended	10-Q	11/14/2001	3.2

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	08/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	02/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	09/06/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	09/19/1995	4.3

4.5	Preferred Stock Rights Agreement, as amended and restated as of July 27, 2001, by and between the Registrant and American Stock Transfer and Trust Company	10-Q	11/14/2001	4.3

4.6	Form of Convertible Note and Indenture dated August 6, 2001 by and between the Registrant and State Street Bank and Trust Company of California, N.A	S-3	11/08/2001	4.1

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.1^	1991 Employee Stock Purchase Plan, as amended	10-Q	05/13/2003	10.1

10.2^	1994 Incentive Stock Plan, as amended	10-Q	05/13/2003	10.2

10.3^	2001 Stock Option Plan, as amended	10-Q	08/12/2003	10.3

10.4^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	03/28/03	10.4

10.5^	Form of Executive Employment Agreement by and between the Registrant and the executive officers	10-K	03/28/03	10.5

10.6	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. and Pilot Pacific Developments Inc.	10-K	04/14/1997	10.20

10.7	Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	08/08/2000	10.36

10.7	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

10.8	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	04/02/2001	10.44

10.9	Building Lease Agreement between Transwestern – Robinson I, LLC and PMC-Sierra US, Inc.	10-K	04/02/2001	10.45

10.10*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation	10-K	03/20/2000	10.31

10.11*	Deposit agreement dated January 31, 2000 by and between Chartered Semiconductor Manufacturing Ltd. and the Registrant	10-Q	05/10/2000	10.35

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.12	Registration Rights Agreement dated August 6, 2001 by and between the Registrant and Goldman, Sachs & Co.	S-3	11/08/2001	10.1

10.13*	Technology License Agreement, by and between Weitek Corporation and MIPS Computer Systems, Inc.

	Assignment Agreement, by and between Weitek Corporation and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.)

	Amendment No. 1 to the Technology License Agreement, by and between MIPS Technologies, Inc. and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.) dated March 31, 1997	S-3	01/04/2002	10.47

10.14	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

10.15	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc.	10-Q	11/10/2003	10.2

10.16	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C.	10-Q	11/10/2003	10.3

11.1	Calculation of earnings per share (1)				☒

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				☒

21.1	Subsidiaries of the Registrant				☒

23.1	Consent of Deloitte & Touche LLP, Independent Auditors				☒

24.1	Power of Attorney (2)				☒

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				☒

Exhibit Number	Description	Form	Date	Number	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				☒

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				☒

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				☒

*            Confidential portions of this exhibit have been omitted and filed separately with the Commission.

^             Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.

(1)               Refer to Note 14 of the consolidated financial statements included in Item 8 of Part II of this Annual Report.

(2)               Refer to Signature page of this Annual Report.

(d)                                 Financial Statement Schedules required by this item are listed on page 46 of this Annual Report on Form 10k.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: March 12, 2004	/s/ Alan F. Krock
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

Name	Title	Date

/s/ Robert L. Bailey	President, Chief Executive Officer (Principal Executive Officer)	March 12, 2004
Robert L. Bailey

/s/ Alan F. Krock	Vice President, Finance, Chief Financial Officer (and Principal	March 12, 2004
Alan F. Krock	Accounting Officer)

/s/ Alexandre Balkanski	Chairman of the Board of Directors	March 12, 2004
Alexandre Balkanski

/s/ Richard E. Belluzzo	Director	March 12, 2004
Richard E. Belluzzo

	Vice Chairman	March 12, 2004
James V. Diller

/s/ William Kurtz	Director	March 12, 2004
William Kurtz

/s/ Frank Marshall	Director	March 12, 2004
Frank Marshall

/s/ Lewis O. Wilks	Director	March 12, 2004
Lewis O. Wilks

SCHEDULE II - Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002, and 2001

(in thousands)

	Balance at beginning of year	Charged to expenses or other accounts	Write-offs	Balance at end of year

Allowance for doubtful accounts:
2003	$2,781	$80	$12	$2,849
2002	$2,625	$179	$23	$2,781
2001	$1,934	$810	$119	$2,625

Allowance for obsolete inventory and excess inventory:
2003	$30,142	$513	$14,456	$16,199
2002	$28,421	$6,992	$5,271	$30,142
2001	$7,223	$25,794	$4,596	$28,421

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)