Form 10-Q
period 2004-03-28
PMC SIERRA INC
filed 2004-05-07
CIK 767920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

for the quarterly period ended March 28, 2004

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

Yes                            ☒                                    No                                ☐

Common shares outstanding at May 03, 2004 – 176,610,441

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	Mar 28,	Mar 30,
	2004	2003

Net revenues	$78,660	$55,386

Cost of revenues	23,757	21,885

Gross profit	54,903	33,501

Other costs and expenses:
Research and development	28,802	30,948
Marketing, general and administrative	11,925	12,616
Amortization of deferred stock compensation:
Research and development	—	399
Marketing, general and administrative	697	13
Restructuring costs	—	6,644

Income (loss) from operations	13,479	(17,119)

Interest and other income, net	826	548
Loss on extinguishment of debt	(1,845)	—
Gain on investments	8,587	531

Income (loss) before provision for income taxes	21,047	(16,040)

Provision for (recovery of) income taxes	4,200	(4,525)
Net income (loss)	$16,847	$(11,515)

Net income (loss) per common share - basic	$0.09	$(0.07)
Net income (loss) per common share - diluted	$0.09	$(0.07)

Shares used in per share calculation - basic	178,409	171,402
Shares used in per share calculation - diluted	192,300	171,402

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	Mar 28,	Dec 28,
	2004	2003
ASSETS:
Current assets:
Cash and cash equivalents	$233,132	$292,811
Short-term investments	89,402	119,117
Accounts receivable, net of allowance for doubtful accounts of $2,851 (2003 - $2,849)	28,928	21,645
Inventories	16,881	18,275
Prepaid expenses and other current assets	17,299	12,547

Total current assets	385,642	464,395

Investment in bonds and notes	43,106	41,569
Other investments and assets	9,139	11,336
Property and equipment, net	20,289	20,750
Goodwill and other intangible assets, net	8,713	8,127
Deposits for wafer fabrication capacity	6,779	6,779
	$473,668	$552,956
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$29,600	$27,356
Accrued liabilities	43,935	50,240
Income taxes payable	40,298	36,171
Accrued restructuring costs	14,605	16,413
Deferred income	17,858	15,720
Deferred tax liabilities	554	1,051

Total current liabilities	146,850	146,951

Convertible subordinated notes	68,071	175,000
Deferred tax liabilities	113	189

PMC special shares convertible into 2,897 (2003 - 2,921) shares of common stock	4,434	4,519

Stockholders’ equity
Common stock and additional paid in capital, par value $.001: 900,000 shares authorized; 176,477 shares issued and outstanding (2003 - 174,289)	882,819	870,857
Accumulated other comprehensive income	932	1,838
Accumulated deficit	(629,551)	(646,398)
Total stockholders’ equity	254,200	226,297
	$473,668	$552,956

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	Mar 28,	Mar 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$16,847	$(11,515)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	4,027	8,023
Amortization of other intangibles	77	284
Amortization of deferred stock compensation	697	412
Amortization of debt issuance costs	97	391
Loss on extinguishment of debt	1,845	—
Gain on investments	(8,587)	(518)
Changes in operating assets and liabilities:
Accounts receivable	(7,283)	924
Inventories	1,394	2,600
Prepaid expenses and other current assets	(5,721)	1,685
Accounts payable and accrued liabilities	(705)	(7,703)
Income taxes payable	4,127	(4,302)
Accrued restructuring costs	(1,661)	(2,135)
Deferred income	2,138	(1,782)
Net cash (used in) provided by operating activities	7,292	(13,636)

Cash flows from investing activities:
Purchases of short-term held-to-maturity investments	—	(11,768)
Purchases of short term available-for-sale investments	—	(55,277)
Proceeds from sales and maturities of short-term held-to-maturity investments	—	85,590
Proceeds from sales and maturities of short-term available-for-sale investments	13,521	50,000
Purchases of long-term held-to-maturity investments in bonds and notes	—	(29,073)
Purchases of long-term available-for-sale investments in bonds and notes	(37,788)	—
Proceeds from sales and maturities of long-term held-to-maturity investments in bonds and notes	—	42,240
Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	51,935	—
Purchases of investments and other assets	(800)	(700)
Proceeds from sale of investments and other assets	9,916	676
Purchases of property and equipment	(3,713)	(1,307)
Purchase of intangible assets	(663)	—
Net cash provided by investing activities	32,408	80,381

Cash flows from financing activities:
Repurchase of convertible subordinated notes	(106,929)	—
Proceeds from issuance of common stock	7,550	2,069
Net cash provided by (used in) financing activities	(99,379)	2,069

Net increase (decrease) in cash and cash equivalents	(59,679)	68,814
Cash and cash equivalents, beginning of the period	292,811	75,833
Cash and cash equivalents, end of the period	$233,132	$144,647

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,858	$5,156
Supplemental disclosures of non-cash investing and financing activities:
Common shares issued under employee share purchase plan	3,630	2,260

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

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations.  The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.  The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.

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

Cash and cash equivalents.  At March 28, 2004, Cash and cash equivalents included $2.5 million (December 28, 2003 - $2.5 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value).  Inventories (net of reserves of $16.5 million and $16.2 million at March 28, 2004 and December 28, 2003, respectively) were as follows:

	Mar 28,	Dec 28,
(in thousands)	2004	2003

Work-in-progress	$7,654	$6,734
Finished goods	9,227	11,541
	$16,881	$18,275

Product warranties.  The Company provides a one-year limited warranty on most of its standard products and accrues for the cost of this warranty at the time of shipment.  The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs.  The change in the Company’s accrued warranty obligations from December 28, 2003 to March 28, 2004 was as follows:

Three months
ended
(in thousands)	Mar 28, 2004

Beginning balance, December 28, 2003	$2,897
Accrual for new warranties issued	344
Reduction for payments (in cash or in kind)	(1)
Adjustments related to changes in estimate of warranty accrual	(186)
Ending balance, March 28, 2004	$3,054

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

Derivatives and Hedging Activities.  PMC’s net income and cash flows may be negatively impacted by fluctuating foreign exchange rates.  The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses.  All derivatives are recorded in the balance sheet at fair value.  For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income.  For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income when the hedged item affects net income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income.

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

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, “ Accounting for Stock-Based Compensation” for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.  The fair value of the Company’s stock-based awards to employees was estimated using both the single and multiple option approach, recognizing forfeitures as they occur, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended
	Options		ESPP
	Mar 28,	Mar 30,	Mar 28,	Mar 30,
	2004	2003	2004	2003
Expected life (years)	2.9	2.9	1.5	1.1
Expected volatility	100%	101%	105%	107%
Risk-free interest rate	2.1%	1.9%	1.5%	1.5%

The weighted-average estimated fair values of employee stock options granted for the three months ending March 28, 2004 and March 30, 2003 were $12.02 and $2.98 per share, respectively.

If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net loss and net loss per share would have been:

	Three Months Ended
	Mar 28,	Mar 30,
(in thousands, except per share amounts)	2004	2003

Net income (loss), as reported	$16,847	$(11,515)
Adjustments:
Additional stock-based employee compensation expense under fair value based method for all awards	(18,948)	(22,532)
Net loss, adjusted	$(2,101)	$(34,047)

Basic and diluted net income (loss) per share, as reported	$0.09	$(0.07)

Basic and diluted net income (loss) per share, adjusted	$(0.01)	$(0.20)

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

At March 28, 2004, the Company had four currency forward contracts outstanding that qualified and were designated as cash flow hedges.  The U.S. dollar notional amount of these contracts was $39.8 million and the contracts had a fair value of $0.9 million as of March 28, 2004.  No portion of the hedging instrument’s gain was excluded from the assessment of effectiveness and the ineffective portions of hedges had an insignificant impact on earnings.

NOTE 3.   Restructuring and Other Costs

In response to the severe economic downturn in the semiconductor industry in 2001, PMC implemented two restructuring plans aimed at focusing development efforts on key projects and reducing operating costs.  By the first quarter of 2003, the Company was still operating in a challenging economic climate, making it necessary to again streamline operations and announce a further restructuring.  PMC’s assessment of market demand for its products and the development efforts necessary to meet this demand were key factors in its decisions to implement these restructuring plans.  Because end markets for the Company’s products had contracted to such a great degree, certain projects were curtailed in an effort to cut costs.  Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during this period.

PMC has completed substantially all of the activities contemplated in the original restructuring plans, but as of March 28, 2004 has not yet disposed of all its surplus leased facilities.

Restructuring – March 26, 2001

PMC completed the restructuring activities contemplated in its March 2001 restructuring plan by June 2002.  However, the Company still has ongoing rental commitments for office space abandoned under this plan.  Due to the continued downturn in real estate markets, the Company expects these costs to be higher than anticipated in the original plan.  As a result, PMC recorded an additional provision for abandoned office facilities of $3.1 million in the third quarter of 2003.  Cash payments under this plan since the third quarter of 2003 were $1.2 million.

The activity under this plan in the three months ended March 28, 2004 was as follows:

	Balance at	Cash	Balance at
	December 28, 2003	Payments	March 28, 2003

Excess facility costs	$2,295	(426)	$1,869

Restructuring – October 18, 2001

PMC implemented a restructuring plan in the fourth quarter of 2001 to reduce its operating cost structure.  This restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects.  As a result, the Company recorded a restructuring charge of $175.3 million in the fourth quarter of 2001, including $12.2 million of asset write-downs.  To date, the Company has made cash payments under this plan of $150.9 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003.  To date, PMC has reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two.  While the Company has completed restructuring activities under this plan, it still has ongoing rental commitments for office space abandoned under this plan.

The activity under this plan in the three months ended March 28, 2004 was as follows:

	Balance at	Cash	Balance at
	December 28, 2003	Payments	March 28, 2003

Excess facility and contract settlement costs	$7,379	(560)	$6,819

Restructuring – January 16, 2003

As a result of the prolonged economic downturn in the semiconductor industry, the Company implemented another corporate restructuring aimed at further reducing operating expenses in the first quarter of 2003.  The restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India.  To date, PMC has recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs.  These charges related to workforce reduction, lease and contract settlement costs and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan.  Cash payments made to date under this plan were $10 million and a $0.7 million reversal of excess restructure provision relating to workforce reduction was recorded in 2003.

The activity under this plan in the three months ended March 28, 2004 was as follows:

	Balance at			Balance at
	December 28,	Cash		March 28,
(in thousands)	2003	Payments	Adjustments	2003

Workforce reduction	$400	$(167)	$(27)	$206

Excess facility and contract settlement costs	6,338	(508)	(119)	5,711

Total	$6,738	$(675)	$(146)	$5,917

NOTE 4.   Debt Investments

The following tables summarize the Company’s investments in debt securities:

	Mar 28,	Dec 28,
(in thousands)	2004	2003

Available-for-sale:
US Government Treasury and Agency notes	$70,649	$60,495
Corporate bonds and notes	61,859	100,191
	$132,508	$160,686

Reported as:
Short-term investments	$89,402	$119,117
Investments in bonds and notes	43,106	41,569
	$132,508	$160,686

NOTE 5.   Investment in Non-Public Entities

On February 3, 2004, the Company sold its investment in a private technology company for total proceeds of $10.6 million, with $0.7 million remaining in escrow for one year.  The Company recorded a gain on sale of $8.6 million, excluding the escrowed portion of the proceeds.  In 2002, the Company invested $7.5 million in cash in this company.  After performing an annual review of its investment portfolio in non-public entities in December 2002, the Company determined that an other-than-temporary decline in the value of the investment had incurred and wrote the investment down to $1.3 million.

NOTE 6.   Convertible Subordinated Notes

In August 2001, the Company issued $275 million of convertible subordinated notes maturing on August 15, 2006.  The Company subsequently repurchased $100 million principal amount of the notes in the third quarter of 2003 at a discount, and, in the first quarter of 2004, repurchased a further $106.9 million principal amount of these notes at par.  In the first quarter of 2004, the Company wrote off $1.5 million of related unamortized debt issue costs and incurred transaction related costs of $0.3 million, resulting in a loss of $1.8 million.  As of March 28, 2004, $68.1 million of the convertible subordinated notes remained outstanding.

These notes bear interest at 3.75% payable semi-annually and are convertible into an aggregate of approximately 1.6 million shares of PMC’s common stock at any time prior to maturity at a conversion price of approximately $42.43 per share.  The Company may redeem the notes at any time after August 19, 2004.  In addition, a holder may require the Company to repurchase the notes if a change of control, as defined in the indenture, occurs.  These notes also become payable upon events of bankruptcy, insolvency or reorganization, or if the Company fails to pay amounts due on the notes or any other indebtedness of at least $40 million, or the Company fails to perform various procedural covenants detailed in the indenture.  Under the terms of the indenture relating to PMC’s convertible subordinated notes, the Company may not merge into another entity, permit another entity to merge into the Company, sell substantially all of the Company’s assets to another entity, or purchase substantially all of the assets of another entity, unless the entity formed by the merger, sale or purchase is a company, partnership or trust formed in the United States, and the surviving entity assumes our obligations under the indenture, including the payment of principal and interest on the notes and, no event of default has occurred and is continuing.

NOTE 7.   Segment Information

Since adopting Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information” in 1998, the Company has operated in two operating segments: networking and non-networking products.  The networking segment consists of semiconductor devices and related technical service and support to equipment manufacturers for use in service provider, enterprise, and storage area networking equipment.  The non-networking segment consists of a single custom user interface product.  The Company has supported the non-networking products for existing customers, but has decided not to develop any further products of this type.

In the fourth quarter of 2003, the Company shipped final orders of its non-networking product and does not anticipate further orders of this product in the future.

The Company evaluates performance based on net revenues and gross profits from operations of its segments.  In the quarters ended March 28, 2004 and March 30, 2003, all revenues and gross profits related to the sale of its networking products.

NOTE 8.   Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	Mar 28,	Mar 30,
(in thousands)	2004	2003

Net income (loss)	$16,847	$(11,515)
Other comprehensive income (loss):
Change in net unrealized gains on investments	(302)	(1,258)
Change in fair value of derivatives	(604)	—
Total	$15,941	$(12,773)

NOTE 9.   Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	Mar 28,	Mar 30,
(in thousands, except per share amounts)	2004	2003

Numerator:
Net income (loss)	$16,847	$(11,515)

Denominator:

Basic weighted average common shares outstanding (1)	178,409	171,402
Effect of dilutive securities:
Stock options	13,891	—

Basic and diluted weighted average common shares outstanding (1)	192,300	171,402

Basic net income (loss) per share	$0.09	$(0.07)

Diluted net income (loss) per share	$0.09	$(0.07)

The Company had 2 million common stock equivalents outstanding at March 30, 2003 that were not included in diluted net loss per share because they would be antidilutive.

(1)          PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements.  Our forward-looking statements include statements as to our business outlook, revenues, capital resources sufficiency, capital expenditures, restructuring activities and expenses.

These forward-looking statements apply only as of the date of this Quarterly Report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described under “Factors That You Should Consider Before Investing in PMC-Sierra” and elsewhere in this Quarterly Report.  Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.

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

In addition to incurring costs for the marketing, sales and administration of the sale of existing products, we expend a substantial amount every year for the development of new semiconductors.  We decide on the amount to expend on the development of new semiconductors based on our assessment of the future market opportunities for those components, and the estimated return those parts will generate.  For the past three years, we have expended more on the development of new parts than we generate in operating profit from the sale of our existing parts. Throughout this period, we have reduced our research and development spending to a level that we believe matches current market opportunities.  If demand for our products in the end markets that we serve continues to improve, then we would expect profitability to increase.

Results of Operations

First Quarters of 2004 and 2003

Net Revenues ($000,000)

	First Quarter
	2004	2003	Change

Total revenues	$78.7	$55.4	42%

Net revenues for the first quarter of 2004 were $78.7 million compared to $55.4 million for the first quarter of 2003.  The 42% increase in our revenues was attributable to continuing demand for telecommunication service provider products, particularly for ADSL infrastructure applications in China and North America, improving demand for equipment that incorporates our Metro Optical Transport products and continuing depletion of supply chain inventories, resulting in new orders for older PMC products.

We had only networking revenues in the first quarters of 2004 and 2003.  We do not expect to generate non-networking revenues in the future.

Gross Profit ($000,000)

	First Quarter
	2004	2003	Change

Total gross profit	$54.9	$33.5	64%
Percentage of net revenues	70%	60%

Total gross profit increased $21.4 million, or 64%, in the first quarter of 2004 compared to the same quarter a year ago.  The increase is primarily due to increased unit sales.

Gross profit as a percentage of revenues increased 10 percentage points, from 60% in the first quarter of 2003 to 70% in the first quarter of 2004. This increase resulted from the following factors:

•                  fixed manufacturing costs were allocated over a higher volume of shipments,  improving gross profit by approximately 7 percentage points; and

•                  a greater portion of our sales were from higher margin but lower volume applications, increasing networking gross profit by approximately 3 percentage points.

Reductions in our manufacturing costs and decreases in our average selling price due to shifts in customer mix and price erosion for products as they age, offset each other and had no net effect on our gross profit percentage.

Operating Expenses and Charges ($000,000)

	First Quarter
	2004	2003	Change

Research and development	$28.8	$30.9	(7)%
Percentage of net revenues	37%	56%

Marketing, general and administrative	$11.9	$12.6	(5)%
Percentage of net revenues	15%	23%

Amortization of deferred stock compensation:
Research and development	$—	$0.4
Marketing, general and administrative	0.7	—
	$0.7	$0.4	75%
Percentage of net revenues	1%	1%

Restructuring costs	$—	$6.6	(100)%

Research and Development and Marketing, General and Administrative Expenses:

Our research and development, or R&D, expenses were $2.1 million, or 7%, lower in the first quarter of 2004 compared to the same quarter a year ago due to the restructuring program implemented in the first quarter of 2003 and ongoing cost reduction initiatives.  Headcount reductions resulting from the 2003 restructuring program and attrition have decreased our R&D personnel and related costs by $1 million.

Other R&D expenses decreased $1.1 million in the first quarter of 2004 compared to the first quarter of 2003.  This decrease was primarily attributable to two factors.  Depreciation expense decreased $2.8 million as equipment and development tools became fully depreciated and were not replaced.  However, we incurred a $1.4 million increase in development costs associated with utilizing smaller manufacturing geometries for the production of new products.

Our marketing, general and administrative, or MG&A, expenses decreased by $0.7 million, or 5%, in the first quarter of 2004 compared to the same quarter a year ago.  This decrease was primarily attributable to a reduction in facilities costs.

Amortization of Deferred Stock Compensation

The non-cash charge for amortization of deferred stock compensation in the first quarter of 2004 was $0.7 million compared to $0.4 million in the first quarter of 2003.

Restructuring

We have completed substantially all of the activities contemplated in our restructuring plans, but as of March 28, 2004 have not yet disposed of all our surplus leased facilities.

With respect to the restructuring plan we implemented in March 2001, we had recorded an additional $3.1 million in the third quarter of 2003 as our rental commitments were expected to be higher than originally anticipated.  Cash payments under this plan since the third quarter of 2003 were $1.2 million, with cash payments of $0.4 million occurring in the first quarter of 2004.  Efforts to exit these sites are ongoing, however, the payments related to these facilities could extend to 2010.

We have completed the activities contemplated in the October 2001 restructuring plan, but have not yet disposed of all of our surplus leased facilities as of March 28, 2004.  We made cash payments under this plan of $0.6 million in the first quarter of 2004.  We continue our efforts to exit the remaining sites, however, payments relating to these facilities could extend to 2009.

In connection with our January 2003 restructuring plan, we made cash payments  of $0.7 million in the first quarter of 2004.  We continue our efforts to exit the remaining sites, however, payments relating to these facilities could extend to 2006.

Interest and other income

Interest and other income was $0.8 million in the first quarter of 2004 compared to income of $0.5 million in the first quarter of 2003.  Interest and other income increased as the interest expense savings gained by repurchasing $206.9 million of our 3.75% convertible subordinated debt exceeded our lower interest income that resulted from reduced cash balances and declining reinvestment yields on our maturing longer term investments.

Gain (loss) on extinguishment of debt

In the first quarter of 2004, we repurchased $106.9 million face value of our convertible subordinated notes at par and wrote off $1.5 million of related unamortized debt issue costs.  We also incurred transaction related costs of $0.3 million,  resulting in an aggregate net loss on the repurchase of $1.8 million.

Gain (loss) on investments

In the first quarter of 2004, we sold our investment in a private technology company for total proceeds of $10.6 million.  We recorded a gain on sale of $8.6 million, which excluded $0.7 million remaining in escrow for one year subject to the terms and conditions of the sale agreement.  We will record this amount as additional gain on sale of this investment when such proceeds are received.  In the same period a year ago, we recorded a $0.5 million gain on the sale of a portion of our investment in Sierra Wireless, Inc., a public company.

Provision for income taxes

We recorded a provision for income taxes of $4.2 million in the first quarter of 2004 relating to income generated in Canada.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities.  Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 28, 2003, which also provides commentary on our most critical accounting estimates.  The following estimates were of note during the first three months of 2004:

Restructuring charges – Facilities

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

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans implemented that year.  The total remaining estimate of $8.7 million related to the 2001 restructuring plans represents 69% of the estimated total future operating costs and lease obligations for the effected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites and the recording of $9.6 million charge related to these facilities.  The total remaining estimate of $6.0 million related to the closing of all four sites represents just over 59% of the estimated total future operating costs and lease obligations for these sites.

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

Our operations are conducted in a number of countries with complex tax regulations. Interpretation of regulations, and legislation pertaining to our activities, and those regulations are continually subject to change.  During the quarter, we have recorded additional income taxes payable based on our estimate and interpretation of those regulations for the countries we operate in and the profits generated in each country.  The estimate of taxes payable is subject to review and assessment by the tax authorities of those countries.  The timing of the review and assessment of our income tax returns by local authorities is substantially out of our control and is dependent on the actions by those authorities in the countries we operate in. Reviews by tax authorities may result in adjustment of the income taxes we pay or that are refunded.

Business Outlook

We expect our revenues for the second quarter of 2004 to increase approximately 5% to 8% from the first quarter of 2004.  We have based this revenue estimate on an expectation of a normal level of turns business in the second quarter.  Beyond the second quarter of 2004, we anticipate revenues will improve, but these revenues are subject to changes in customer demand and customer component inventory levels.  Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate our second quarter 2004 gross margins will remain unchanged from the first quarter of 2004, but this could vary depending on the volumes and mix of products sold.

While we remain focused on reducing expenses, we expect slightly elevated operating expenses in the second quarter of 2004 from the first quarter of 2004 as we incur additional payroll benefits costs, which are typically incurred in the first half of a calendar year and higher product development costs.  Consequently, we expect total operating costs to be between $42 and $43 million.

We anticipate that interest and other income in the second quarter of 2004 will be consistent with the first quarter of 2004.

We believe factors that impact our operating performance, such as service provider infrastructure spending, enterprise network capital spending, communications component inventories, and general economic performance in North America and Asia, have  improved.  While we are unable to ascertain the extent to which these factors will affect our operating results, given our broad product and customer range and the complexity of the markets we serve, we believe these trends are positive for our market opportunity over the years to come.

Liquidity & Capital Resources

Our principal source of liquidity at March 28, 2004 was $365.6 million in cash and investments, which included $322.5 million in cash and cash equivalents, short-term investments and restricted cash and $43.1 million of long-term investments in bonds and notes, which mature within the next 12 to 30 months.

In the first three months of 2004, we generated $7.3 million of cash from operating activities. Changes in working capital accounts included:

•                  a $7.3 million increase in accounts receivable, primarily due to increased revenues and the timing of payments near the end of our fiscal period;

•                  a $5.7 million increase in prepaid expenses and other assets, principally due to payment of annual software rentals and software maintenance contracts in the first quarter; and

•                  a $2.1 million increase in deferred income, as PMC product shipments to our major distributor exceeded PMC product shipments by our major distributor.

In the first three months of 2004 cash flows from our investment activities included:

•                  cash proceeds of $65.5 million from the sale or maturity of short- and long-term debt investments;

•                  cash used for the purchase of $37.8 million of long- and short-term debt investments;

•                  cash proceeds of $9.9 million from the sale of our investment in a private technology company; and

•                  cash used in the investment of $3.7 million for the purchases of property and equipment.

In the first three months of 2004 cash flows from our financing activities included:

•                  $106.9 million used to repurchase our convertible subordinated notes at par; and

•                  cash proceeds of $7.6 million from the issuance of common stock under our equity-based compensation plans.

As of March 28, 2004, we had cash commitments made up of the following:

(in thousands)
							After
Contractual Obligations	Total	2004	2005	2006	2007	2008	2008

Operating Lease Obligations:
Minimum Rental Payments	$64,109	$8,106	$9,630	$9,062	$9,099	$11,147	$17,065
Estimated Operating Cost Payments	24,936	3,093	3,973	3,682	3,628	3,438	7,122
Long Term Debt:
Principal Repayment	68,071	—	—	68,071	—	—	—
Interest Payments	6,382	1,276	2,553	2,553	—	—	—
Purchase Obligations	2,973	1,610	1,039	324	—	—	—
	166,471	$14,085	$17,195	$83,692	$12,727	$14,585	$24,187
Venture Investment Commitments (see below)	18,369
Total Contractual Cash Obligations	$184,840

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development.  Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business.  We estimate these other commitments to be approximately $8 million at March 28, 2004 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

In 1999 and 2000 we established passive investments, like many of our peers, in four professionally managed venture funds.  These investments help us monitor technological and market developments in the rapidly evolving market in which we participate.  From time to time these funds request additional capital.  We have committed to invest an additional $18.4 million into these funds, which may be requested by the fund managers at any time over the next six years.

Subsequent to the end of the first quarter of 2004, we made an investment in a private technology company of $2.0 million.

We have a line of credit with a bank that allows us to borrow up to $5.3 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit.  At March 28, 2004 we had committed $2.5 million under letters of credit as security for office leases.

We are committed to semi-annual interest payments of approximately $1.3 million to holders of our convertible notes.  These interest payments are due on February 15 and August 15 of each year, and the last payment of interest and $68.1 million in principal is due on August 15, 2006.

We have completed substantially all of our planned financial and operating restructuring expenditures and we have repurchased all but $68.1 million of our convertible subordinated notes.  We expect to use approximately $11.7 million of cash in the remainder of 2004 for capital expenditures.  We generated $9.9 million in cash in the first quarter of 2004 by selling our interest in a private company, and cannot estimate what our direct investments in venture-backed startups will be for the remainder of 2004.  Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, venture investing, debt interest, capital expenditure, wafer deposit and remaining restructuring requirements through the end of 2005.   Our expectation as to the sufficiency of our capital resources is based on the assumption that our market has stabilized.

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

Our ability to project revenues is limited because a significant portion of our quarterly revenues may be derived from orders placed and shipped in the same quarter, which we call our “turns business.”  Our turns business varies widely quarter to quarter.  Customers often request short lead times between order and shipment, which can reduce our ability to project revenues.  Accordingly we do not project revenues beyond the current quarter, and our projection depends largely on our estimated turns business for the quarter.

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

Many of our customers have numerous product lines, numerous component requirements for each product, sizeable and complex supplier structures, and typically engage contract manufacturers for additional manufacturing capacity.  This makes forecasting their production requirements difficult and can lead to an inventory surplus of certain of their components.

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

We may be unable to deliver products to customers when they require them if we incorrectly estimate future demand, and this may lead to higher fluctuations in shipments of our products.  We may also experience an increase in the proportion of our revenues in future periods that will be from orders placed and fulfilled within the same period, which would further decrease our ability to accurately forecast operating results.  As most of our costs are fixed in the short term, a reduction in demand for our products may cause a proportionately greater decline in our operating results.

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

In addition, our products range widely in terms of the margins they generate.  A change in product sales mix could impact our operating results materially.

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

Our estimated restructuring accruals may not be adequate.

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

We are experiencing significantly greater competition from many different market participants as the market in which we participate matures.  In addition, we are expanding into markets, such as the wireless infrastructure and generic microprocessor markets, which have established incumbents with substantial financial and technological resources.  We expect more intense competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

All of our competitors pose the following threats to us:

As our customers design next generation systems and select the products for those new systems, our competitors have an opportunity to convince our customers to use their products, which may cause our revenues to decline.

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

We sell products to customers whose characteristics include evolving industry standards, short product lifespans, and new manufacturing and design technologies.  Many of the standards and protocols for our products are based on high-speed networking technologies that have not been widely adopted or ratified by one or more of the standard-setting bodies in our customers’ industry.  Our customers often delay or alter their design demands during this standard-setting process.  In response, we must redesign our products to suit these changing demands.  Redesign usually delays the production of our products.  Our products may become obsolete during these delays.

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

China represents a significant portion of our net revenues (12% for each of the quarters ended March 28, 2004 and March 30, 2003).  Our financial condition and results of operations are becoming increasingly dependent on our sales in China.  Any instability in China’s economic environment could lead to a contraction of capital spending by our customers. Additional risks to us include economic sanctions imposed by the U.S. government, implications with regard to travel and trade resulting from the recent SARS (severe acute respiratory syndrome) outbreak, government regulation of exports, imposition of tariffs and other potential trade barriers, uncertain protection for intellectual property rights and generally longer receivable collection periods.

If we account for employee stock options using the fair value method, it could significantly reduce our net income.

There has been ongoing public debate whether stock options granted to employees should be treated as compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges.

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

Although we, or our customers and our suppliers rigorously test our products, our highly complex products may contain defects or bugs.  We have in the past experienced, and may in the future experience, these defects and bugs. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products.  This could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers.

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

We participate in funds that invest in early-stage private technology companies to gain access to emerging technologies.  These companies possess unproven technologies and our investments may or may not yield positive returns.  We currently have commitments to invest an additional $18.4 million in such funds.  These investments are risky because the technologies that these companies are developing may not reach commercialization.  We may record an impairment charge to our operating results should we determine that these funds have incurred a non-temporary decline in value.

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

We do not own or operate a wafer fabrication facility.  Three outside wafer foundries supply greater than 95% of our semiconductor wafer requirements.  Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies.  We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities.  If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, we may have to identify and qualify acceptable additional or alternative foundries.  This qualification process could take six months or longer.  We may not find sufficient capacity quickly enough, if ever, to satisfy our production requirements.

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

Subcontractors in Asia assemble all of our semiconductor products into a variety of packages.  Raw material shortages, political and social instability, assembly house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply or assembly.  This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues.  We have less control over delivery schedules, assembly processes, quality assurances and costs than competitors that do not outsource these tasks.

Our business is vulnerable to interruption by earthquake, fire, power loss, telecommunications failure, terrorist activity and other events beyond our control.

We do not have sufficient business interruption insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.  We are vulnerable to a major earthquake and other calamities.  We have operations in seismically active regions in California, and we rely on third-party wafer fabrication facilities in seismically active regions in Asia.  We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake in either region.  We are unable to predict the effects of any such event, but the effects could be seriously harmful to our business.

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

To compete effectively, we must protect our intellectual property.  We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.  We hold numerous patents and have a number of pending patent applications.

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

We have significant debt in the form of convertible subordinated notes.

Approximately $68.1 million of our 3.75% convertible subordinated notes are outstanding.  Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.  Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.  On August 15, 2006, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock.

Securities we issue to fund our operations could dilute your ownership.

We may decide to raise additional funds through public or private debt or equity financing.  If we raise funds by issuing equity securities, the percentage ownership of current stockholders will be reduced and the new equity securities may have priority rights to your investment.  We may not obtain sufficient financing on terms that are favorable to you or us.  We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

Our stock price has been and may continue to be volatile.

We expect that the price of our common stock will continue to fluctuate significantly, as it has in the past.  In particular, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.

Securities class action litigation has often been instituted against a company following periods of volatility and decline in the market price of their securities.  If instituted against us, regardless of the outcome, such litigation could result in substantial costs and diversion of our management’s attention and resources and have a material adverse effect on our business, financial condition and operating results.  In addition, we could incur substantial punitive and other damages relating to this litigation.

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

We adopted a stockholder rights plan in 2001, pursuant to which we declared a dividend of one share purchase right for each outstanding share of common stock.  If certain events occur, including if an investor tenders for or acquires more than 15% of our outstanding common stock, stockholders (other than the acquirer) may exercise their rights and receive $650 worth of our common stock in exchange for $325 per right, or we may, at our option, issue one share of common stock in exchange for each right, or we may redeem the rights for $0.001 per right. The issuance of the rights could have the effect of delaying or preventing a change in control of our Company.

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

Based on a sensitivity analysis performed on the financial instruments held at March 28, 2004, the impact to the fair value of our investment portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $0.6 million, $1.2 million and $1.8 million respectively.

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

At March 28, 2004, the Company had four currency forward contracts outstanding that qualified and were designated as cash flow hedges.  The U.S. dollar notional amount of these contracts was $39.8 million and the contracts had a fair value of $0.9 million as of March 28, 2004.  A 10% shift in foreign exchange rates would not have materially impacted our other income because our foreign currency net asset position was immaterial.

Item 4.                                   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of of the end of the period covered by this quarterly report.  They concluded that as of the evaluation date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended March 28, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet
	Total Number of	Avg Price	of Publicly Announced	Be Purchased Under
Period	Shares Purchased (1)	Paid per Share (2)	Plans or Programs	the Plans or Programs(1)

12/29/03-01/25/04	2,519,889	$42.60	2,519,889	—
01/26/04-02/22/04	—	—	—	—
02/23/04-03/28/04	—	—	—	—

(1)            Pursuant to the cash tender offer publicly announced on December 3, 2003, we repurchased $106.9 million of our outstanding 3.75% convertible subordinated notes due August 15, 2006 (the “Notes”) at par on January 6, 2004.  Each $1,000 of principal was convertible into 23.566 shares of common stock.  Our board of directors approved the repurchase of up to $150 million in aggregate principal amount of our Notes.  We do not intend to make further purchases under this cash tender offer.

(2)            Includes approximately $0.4 million in acquisition related costs.

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

The following table summarizes the activity under all of our stock option plans for the first three months of 2004:

		Number of	Weighted Average
	Shares Available	Options	Exercise Price
(in thousands, except per share amounts)	for Options	Outstanding	Per Share

Balance at December 28, 2003	33,285	22,108	$7.51
Additional shares reserved (1)	8,717	—	—
Granted (2)	(5,723)	5,723	$20.03
Exercised	—	(1,407)	$5.37
Expired	(2)
Cancelled and available for regrant	76	(76)	$17.32
Balance at March 28, 2004	36,353	26,348	$10.31

(1)                  On January 1, 2004, 8.7 million shares were automatically authorized for issuance under the 1994 Incentive Stock Plan.

(2)                On December 29, 2003 we granted options to purchase approximately 5.5 million shares of common stock with an exercise price of $20.13, which was the closing price of our stock on the grant date.  In the first 3 months of 2004, we also granted options to purchase approximately 0.2 million shares, primarily to new employees.

Item 6.                                   EXHIBITS AND REPORTS ON FORM 8-K

(a)                       Exhibits —

•                              11.1                        Calculation of income (loss) per share—included in Note 9 of the financial statements included in Item 1 of Part 1 of this Quarterly Report.

•                              31.1                        Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•                              31.2                        Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•                              32.1                      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

•                              32.2                        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(b)               Reports on Form 8-K —

•                  On January 20, 2004, we filed a report on Form 8-K relating to the results of our fourth fiscal quarter ended and fiscal year ended December 28, 2003.  Under the Form 8-K, we furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled “PMC-Sierra Reports Fourth Quarter and Year End 2003 Financial Results” relating to the results of our fourth fiscal quarter and fiscal year ended December 28, 2003, as well as related non-GAAP financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date:	May 7, 2004	/s/ Alan F. Krock
Alan F. Krock
Vice President, Finance
Chief Financial Officer and
Principal Accounting Officer