Form 10-Q
period 2004-06-27
PMC SIERRA INC
filed 2004-07-30
CIK 767920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

for the quarterly period ended June 27, 2004

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

Common shares outstanding at July 28, 2004 – 176,938,085

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	Jun 27, 2004	Jun 29, 2003	Jun 27, 2004	Jun 29, 2003

Net revenues	$85,703	60,378	164,363	115,764

Cost of revenues	23,843	21,301	47,600	43,186
Gross profit	61,860	39,077	116,763	72,578

Other costs and expenses:
Research and development	30,689	32,173	59,491	63,121
Marketing, general and administrative	12,203	12,151	24,128	24,767
Amortization of deferred stock compensation:
Research and development	—	(82)	—	317
Marketing, general and administrative	—	95	697	108
Restructuring costs	—	7,260	—	13,904

Income (loss) from operations	18,968	(12,520)	32,447	(29,639)

Interest and other income (expense), net	978	(106)	1,804	442
Loss on extinguishment of debt	—	—	(1,845)	—
Gain on investments	—	1,962	8,587	2,493

Income (loss) before provision for income taxes	19,946	(10,664)	40,993	(26,704)

Provision for (recovery of) income taxes	4,537	(1,499)	8,737	(6,024)
Net income (loss)	$15,409	$(9,165)	$32,256	$(20,680)

Net income (loss) per common share - basic	$0.09	$(0.05)	$0.18	$(0.12)
Net income (loss) per common share - diluted	$0.08	$(0.05)	$0.17	$(0.12)

Shares used in per share calculation - basic	179,570	172,289	178,989	171,846
Shares used in per share calculation - diluted	190,136	172,289	191,218	171,846

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)
(unaudited)

	Jun 27, 2004	Dec 28, 2003

ASSETS:
Current assets:
Cash and cash equivalents	$164,744	$292,811
Short-term investments	59,560	119,117
Accounts receivable, net of allowance for doubtful accounts of $2,851 (2003 - $2,849)	28,961	21,645
Inventories	17,300	18,275
Prepaid expenses and other current assets	14,335	12,547

Total current assets	284,900	464,395

Investment in bonds and notes	151,914	41,569
Other investments and assets	13,969	11,336
Property and equipment, net	18,273	20,750
Goodwill and other intangible assets, net	10,228	8,127
Deposits for wafer fabrication capacity	6,779	6,779
Deferred tax assets	659	—
	$486,722	$552,956

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$22,524	$27,356
Accrued liabilities	46,708	50,240
Income taxes payable	44,771	36,171
Accrued restructuring costs	12,250	16,413
Deferred income	17,933	15,720
Deferred tax liabilities	40	1,051
Total current liabilities	144,226	146,951

Convertible subordinated notes	68,071	175,000
Deferred tax liabilities	74	189

PMC special shares convertible into 2,897 (2003 - 2,921) shares of common stock	4,434	4,519

Stockholders’ equity
Common stock and additional paid in capital, par value $.001: 900,000 shares authorized; 176,845 shares issued and outstanding (2003 - 174,289)	884,943	870,857
Accumulated other comprehensive income (loss)	(884)	1,838
Accumulated deficit	(614,142)	(646,398)
Total stockholders’ equity	269,917	226,297
	$486,722	$552,956

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	Jun 27, 2004	Jun 29, 2003
Cash flows from operating activities:
Net income (loss)	$32,256	$(20,680)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	7,550	15,031
Amortization of other intangibles	253	474
Amortization of deferred stock compensation	697	425
Amortization of debt issuance costs	194	782
Impairment of other investments	—	3,500
Noncash restructuring costs	—	1,311
Loss on extinguishment of debt	1,845	—
Gain on sale of investments and other assets	(8,587)	(5,980)
Reversal of write-down of excess inventory	(651)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,316)	(4,106)
Inventories	1,626	4,363
Prepaid expenses and other current assets	(3,616)	(1,037)
Accounts payable and accrued liabilities	(5,008)	(3,410)
Income taxes payable	8,600	(5,948)
Accrued restructuring costs	(4,016)	(8,698)
Deferred income	2,213	(980)
Net cash provided by (used in) operating activities	26,040	(24,953)

Cash flows from investing activities:
Purchases of short-term held-to-maturity investments	—	(16,538)
Purchases of short term available-for-sale investments	(288)	(54,701)
Proceeds from sales and maturities of short-term held-to-maturity investments	—	105,364
Proceeds from sales and maturities of short-term available-for-sale investments	13,521	139,005
Purchases of long-term held-to-maturity investments in bonds and notes	—	(95,874)
Purchases of long-term available-for-sale investments in bonds and notes	(177,991)	—
Proceeds from sales and maturities of long-term held-to-maturity investments in bonds and notes	—	155,225
Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	111,291	—
Purchases of investments and other assets	(5,905)	(704)
Proceeds from sale of investments and other assets	10,094	8,406
Proceeds from refund of wafer fabrication deposits	—	8,066
Purchases of property and equipment	(5,220)	(2,346)
Purchase of intangible assets	(2,354)	—
Net cash provided by (used in) investing activities	(56,852)	245,903

Cash flows from financing activities:
Repurchase of convertible subordinated notes	(106,929)	—
Proceeds from issuance of common stock	9,674	9,450
Net cash provided by (used in) financing activities	(97,255)	9,450

Net increase (decrease) in cash and cash equivalents	(128,067)	230,400
Cash and cash equivalents, beginning of the period	292,811	75,833
Cash and cash equivalents, end of the period	$164,744	$306,233

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,858	$5,156
Supplemental disclosures of non-cash investing and financing activities:
Common shares issued under employee share purchase plan	3,630	2,260

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

Cash and cash equivalents.  At June 27, 2004, Cash and cash equivalents included $2.5 million (December 28, 2003 - $2.5 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value).  Inventories (net of reserves of $15.4 million and $16.2 million at June 27, 2004 and December 28, 2003, respectively) were as follows:

(in thousands)	Jun 27, 2004	Dec 28, 2003

Work-in-progress	$9,239	$6,734
Finished goods	8,061	11,541
	$17,300	$18,275

Product warranties.  The Company provides a one-year limited warranty on most of its standard products and accrues for the cost of this warranty at the time of shipment.  The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs.  The change in the Company’s accrued warranty obligations from December 28, 2003 to June 27, 2004 was as follows:

(in thousands)	Six Months Ended Jun 27, 2004
Beginning balance, December 28, 2003	$3,054
Accrual for new warranties issued	358
Reduction for payments (in cash or in kind)	(27)
Adjustments related to changes in estimate of warranty accrual	(160)
Ending balance, June 27, 2004	$3,225

Other Indemnifications.  From time to time, on a limited basis, PMC indemnifies its customers, as well as its suppliers, contractors, lessors, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of its products, the use of their goods and services, the use of facilities, the state of assets that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount.

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

	Three Months Ended
	Options		ESPP
	Jun 27, 2004	Jun 29, 2003	Jun 27, 2004	Jun 29, 2003
Expected life (years)	2.6	2.6	1.7	1.2
Expected volatility	99%	102%	106%	105%
Risk-free interest rate	2.7%	1.6%	1.6%	1.5%

	Six Months Ended
	Options		ESPP
	Jun 27, 2004	Jun 29, 2003	Jun 27, 2004	Jun 29, 2003
Expected life (years)	2.8	2.8	1.5	1.1
Expected volatility	100%	101%	105%	107%
Risk-free interest rate	2.1%	1.8%	1.5%	1.5%

The weighted-average estimated fair values of employee stock options granted for the three months ended June 27, 2004 and June 29, 2003 were $7.54 and $4.99 per share, respectively.  The weighted-average estimated fair values of employee stock options granted for the six months ended June 27, 2004 and June 29, 2003 were $11.77 and $3.64 per share, respectively

If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Jun 27, 2004	Jun 29, 2003	Jun 27, 2004	Jun 29, 2003

Net income (loss), as reported	$15,409	$(9,165)	$32,256	$(20,680)
Adjustments:
Additional stock-based employee compensation expense under fair value based method for all awards	(13,318)	(13,232)	(32,265)	(35,764)
Net income (loss), adjusted	$2,091	$(22,397)	$(9)	$(56,444)

Basic net income (loss) per share, as reported	$0.09	$(0.05)	$0.18	$(0.12)

Diluted net income (loss) per share, as reported	$0.08	$(0.05)	$0.17	$(0.12)

Basic net income (loss) per share, adjusted	$0.01	$(0.13)	$—	$(0.33)

Diluted net income (loss) per share, adjusted	$0.01	$(0.13)	$—	$(0.33)

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

At June 27, 2004, the Company had four currency forward contracts outstanding that qualified and were designated as cash flow hedges.  The U.S. dollar notional amount of these contracts was $42.9 million and the contracts had a fair value of $0.1 million as of June 27, 2004.  The gain or loss from the ineffective portion of the hedges had an insignificant impact on earnings.

NOTE 3.   Restructuring and Other Costs

In response to the severe economic downturn in the semiconductor industry, PMC implemented two restructuring plans in 2001 aimed at focusing development efforts on key projects and reducing operating costs.  In the first quarter of 2003, the Company was still operating in a challenging economic climate, making it necessary to again streamline operations and announce a further restructuring.  PMC’s assessment of the market demand for its products and the development efforts necessary to meet this demand were key factors in its decisions to implement these restructuring plans.  As end markets for the Company’s products had contracted, certain projects were curtailed in an effort to cut costs.  Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during this period.

PMC has completed substantially all of the activities contemplated in the original restructuring plans, but as of June 27, 2004 had not yet disposed of all its surplus leased facilities.

Restructuring – March 26, 2001

PMC completed the restructuring activities contemplated in its March 2001 restructuring plan by June 2002.  However, the Company still has ongoing rental commitments for office space abandoned under this plan.  Due to the continued downturn in real estate markets, the Company expects these costs to be higher than anticipated in the original plan.  As a result, PMC recorded an additional provision for abandoned office facilities of $3.1 million in the third quarter of 2003.  Cash payments under this plan since the third quarter of 2003 were $1.6 million.

The activity under this plan in the six months ended June 27, 2004 was as follows:

(in thousands)	Balance at Dec 28, 2003	Cash Payments	Balance at Jun 27, 2004

Excess facility costs	$2,295	$(832)	$1,463

Restructuring – October 18, 2001

PMC implemented a restructuring plan in the fourth quarter of 2001 to reduce its operating cost structure.  This restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects.  As a result, the Company recorded a restructuring charge of $175.3 million in the fourth quarter of 2001, including $12.2 million of asset write-downs.  To date, the Company has made cash payments under this plan of $151.6 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003.  To date, PMC has reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two.  While the Company has completed restructuring activities, it still has ongoing rental commitments for office space abandoned under this plan.

The activity under this plan in the six months ended June 27, 2004 was as follows:

(in thousands)	Balance at Dec 28, 2003	Cash Payments	Balance at Jun 27, 2004

Excess facility and contract settlement costs	$7,379	$(1,218)	$6,161

Restructuring – January 16, 2003

As a result of the prolonged economic downturn in the semiconductor industry, the Company implemented another corporate restructuring aimed at further reducing operating expenses in the first quarter of 2003.  The restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India.  To date, PMC has recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs.  These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan.  Cash payments made to date under this plan were $11.3 million.  A $0.9 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.

The activity under this plan in the six months ended June 27, 2004 was as follows:

(in thousands)	Balance at Dec 28, 2003	Cash Payments	Adjustments	Balance at Jun 27, 2004

Workforce reduction	$400	$(175)	$(27)	$198
Excess facility and contract settlement costs	6,338	(1,791)	(119)	4,428

Total	$6,738	$(1,966)	$(146)	$4,626

NOTE 4.   Debt Investments

The following tables summarize the Company’s investments in debt securities:

(in thousands)	Jun 27, 2004	Dec 28, 2003

Available-for-sale:
US Government Treasury and Agency notes	$104,605	$60,495
Corporate bonds and notes	126,874	100,191
	$231,479	$160,686

Reported as:
Cash equivalents	$20,005	$—
Short-term investments	59,560	119,117
Investments in bonds and notes	151,914	41,569
	$231,479	$160,686

NOTE 5.   Investment in Non-Public Entities

On February 3, 2004, the Company sold its investment in a private technology company for total proceeds of $10.6 million, with $0.7 million remaining in escrow for one year.  The Company recorded a gain of $8.6 million, excluding the escrowed portion of the proceeds.  In 2002, the Company invested $7.5 million in cash in this company.  After performing an annual review of its investment portfolio in non-public entities in December 2002, the Company determined that an other-than-temporary decline in the value of the investment had occurred and wrote the investment down to $1.3 million.

NOTE 6.   Convertible Subordinated Notes

In August 2001, the Company issued $275 million of convertible subordinated notes maturing on August 15, 2006.  The Company repurchased $100 million principal amount of the notes in the third quarter of 2003 at a discount, and, in the first quarter of 2004, repurchased a further $106.9 million principal amount of these notes at par.  In the first quarter of 2004, the Company wrote off $1.5 million of related unamortized debt issue costs and incurred transaction related costs of $0.3 million, resulting in a loss of $1.8 million.  As of June 27, 2004, $68.1 million of the convertible subordinated notes remained outstanding.

These notes bear interest at 3.75% payable semi-annually and are convertible into an aggregate of approximately 1.6 million shares of PMC’s common stock at any time prior to maturity at a conversion price of approximately $42.43 per share.  The Company may redeem the notes at a premium at any time after August 19, 2004.  In addition, a holder may require the Company to repurchase the notes if a change of control occurs, as defined in the indenture relating to the notes.  These notes also become payable upon events of bankruptcy, insolvency or reorganization, or if the Company fails to pay amounts due on the notes or any other indebtedness of at least $40 million, or if the Company fails to perform various procedural covenants detailed in the indenture.  Under the terms of the indenture relating to the notes, the Company may not merge into another entity, permit another entity to merge into the Company, sell substantially all of the Company’s assets to another entity, or purchase substantially all of the assets of another entity, unless the entity formed by the merger, sale or purchase is a company, partnership or trust formed in the United States, and the surviving entity assumes our obligations under the indenture, including the payment of principal and interest on the notes and, no event of default has occurred and is continuing.

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

	Three Months Ended		Six Months Ended
(in thousands)	Jun 27, 2004	Jun 29, 2003	Jun 27, 2004	Jun 29, 2003

Net revenues

Networking	$85,703	$59,610	$164,363	$114,996
Non-networking	—	768	—	768
Total	$85,703	$60,378	$164,363	$115,764

Gross profit

Networking	$61,860	$38,748	$116,763	$72,249
Non-networking	—	329	—	329
Total	$61,860	$39,077	$116,763	$72,578

NOTE 8.   Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Jun 27, 2004	Jun 29, 2003	Jun 27, 2004	Jun 29, 2003

Net income (loss)	$15,409	$(9,165)	$32,256	$(20,680)
Other comprehensive income (loss):
Change in net unrealized gains on investments	(1,280)	(2,668)	(1,582)	(3,926)
Change in fair value of derivatives	(536)	55	(1,140)	55
Total	$13,593	$(11,778)	$29,534	$(24,551)

NOTE 9.   Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Jun 27, 2004	Jun 29, 2003	Jun 27, 2004	Jun 29, 2003
Numerator:
Net income (loss)	$15,409	$(9,165)	$32,256	$(20,680)

Denominator:
Basic weighted average common shares outstanding(1)	179,570	172,289	178,989	171,846
Effect of dilutive securities:
Stock options	10,566	—	12,229	—

Basic and diluted weighted average common shares outstanding(1)	190,136	172,289	191,218	171,846

Basic net income (loss) per share	$0.09	$(0.05)	$0.18	$(0.12)

Diluted net income (loss) per share	$0.08	$(0.05)	$0.17	$(0.12)

(1)          PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

The Company had approximately 9 million common stock equivalents outstanding at June 29, 2003 that were not included in diluted net loss per share because they would be antidilutive.

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

Results of Operations

Second Quarters of 2004 and 2003

Net Revenues ($000,000)

	Second Quarter
	2004	2003	Change

Networking products	$85.7	$59.6	44%
Non-networking products	—	0.8	(100)%
Total net revenues	$85.7	$60.4	42%

Net revenues for the second quarter of 2004 were $85.7 million compared to $60.4 million for the second quarter of 2003.  The 42% increase in our revenues was attributable to a continued recovery in the markets for our telecommunication service provider products, particularly for Asymmetric Digital Subscriber Line, or ADSL, wireless, and wireline infrastructure applications in China and North America, improving demand for equipment that incorporates our Metro Optical Transport products and relatively low levels of supply chain inventories, resulting in new orders for both new and older PMC products.

We had only networking revenues in the second quarter of 2004 and do not expect to generate non-networking revenues in the future.

Gross Profit ($000,000)

	Second Quarter
	2004	2003	Change

Networking products	$61.9	$38.7	60%
Non-networking products	—	0.3	(100)%
Total gross profit	$61.9	$39.0	59%
Percentage of net revenues	72%	65%

Total gross profit increased $22.9 million, or 59%, in the second quarter of 2004 compared to the same quarter a year ago.  The increase is primarily due to increased unit sales of our products.

Gross profit as a percentage of revenues increased 7 percentage points, from 65% in the second quarter of 2003 to 72% in the second quarter of 2004. This increase resulted from the following factors:

•                  Fixed manufacturing costs were allocated over a higher volume of shipments,  improving gross profit by approximately 4 percentage points.

•                  A greater portion of our sales were from our higher margin products, which increased gross profit by approximately 2 percentage points.

•                  $0.7 million of inventory reserves associated with inventory sold during the quarter were reversed, improving gross profit by approximately 1 percentage point.

Operating Expenses and Charges ($000,000)

	Second Quarter
	2004	2003	Change

Research and development	$30.7	$32.2	(5)%
Percentage of net revenues	36%	53%

Marketing, general and administrative	$12.2	$12.2	0%
Percentage of net revenues	14%	20%

Restructuring costs	$—	$7.3	100%

Research and Development and Marketing, General and Administrative Expenses:

Our research and development, or R&D, expenses were $1.5 million, or 5%, lower in the second quarter of 2004 compared to the same quarter a year ago due primarily to a $2.1 million reduction in depreciation expense as equipment and development tools became fully depreciated and were not replaced.  In addition, a $2.5 million increase in personnel and contractor costs was partially offset by a $1.9 million decrease in development costs due to the timing of design completions.

Our marketing, general and administrative, or MG&A, expenses were flat in the second quarter of 2004 compared to the same quarter a year ago.  Increases in our MG&A personnel and related costs of $1.2 million were offset by lower depreciation of $0.5 million due to the slow replacement of fully depreciated assets and a decrease in other MG&A expenses of $0.7 million from cost reduction initiatives.

Restructuring

We have completed substantially all of the activities contemplated in our restructuring plans, but as of June 27, 2004 have not yet disposed of all our surplus leased facilities.

With respect to the restructuring plan we implemented in March 2001, we had recorded an additional $3.1 million in the third quarter of 2003 as our rental commitments were expected to be higher than originally anticipated.  Cash payments under this plan since the third quarter of 2003 were $1.6 million, with cash payments of $0.4 million occurring in the second quarter of 2004.  Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2010.

Cash payments in the second quarter of 2004 were $0.7 million under the October 2001 restructuring plan and $1.3 million under the January 2003 restructuring plan.  We continue our efforts to exit the remaining sites, but payments relating to these facilities could extend to 2009 and 2006, respectively.

Interest and other income

Interest and other income was $1.0 million in the second quarter of 2004 compared to interest expense of $0.1 million in the second quarter of 2003.  Interest and other income increased as the interest expense savings gained by repurchasing $206.9 million of our 3.75% convertible subordinated debt exceeded our lower interest income that resulted from reduced cash balances and declining reinvestment yields on our maturing longer term investments.

Gain (loss) on investments

In the second quarter of 2004 we recorded neither a loss or gain on investments.  In the second quarter of 2003, we recorded a gain on investments of $2.0 million comprised of a $5.5 million gain on sale of our remaining investment in Sierra Wireless, Inc., a public company, and a $3.5 million charge for the impairment of our investments in non-public companies.

Provision for income taxes

We recorded a provision for income taxes of $4.5 million in the second quarter of 2004 relating to income generated in Canada.  We reduced our effective tax rate from 28% to 25%. Our current quarter provision includes an adjustment of $0.5 million related to our first quarter provision.

First Six Months of 2004 and 2003

Net Revenues ($ 000,000)

	First Six Months
	2004	2003	Change

Networking products	$164.4	$115.0	43%
Non-networking products	—	0.8	(100)%
Total net revenues	$164.4	$115.8	42%

Net revenues increased by 42% in the first six months of 2004 compared to the same period a year ago.

The increase in our revenues was attributable to a continued recovery in the markets for our telecommunication service provider products, particularly for ADSL, wireless, and wireline infrastructure applications in China and North America, improving demand for equipment that incorporates our Metro Optical Transport products and relatively low levels of supply chain inventories, resulting in new orders for both new and older PMC products.

We had only networking revenues in the first six months of 2004 and do not expect to generate non-networking revenues in the future.

Gross Profit ($000,000)

	First Six Months
	2004	2003	Change

Networking products	$116.8	$72.3	62%
Non-networking products	—	0.3	(100)%
Total gross profit	$116.8	$72.6	61%
Percentage of net revenues	71%	63%

Total gross profit increased $44.2 million, or 61%, in the first six months of 2004 compared to the same period a year ago.

Gross profit as a percentage of revenues increased 8 percentage points from 63% in the first six months of 2003 to 71% in the first six months of 2004.  This increase resulted from the following factors:

•                  Fixed manufacturing costs were allocated over a higher volume of shipments,  improving gross profit by approximately 5 percentage points.

•                  A greater portion of our sales were from our higher margin products, increasing gross profit by approximately 3 percentage points.

Operating Expenses and Charges ($000,000)

	First Six Months
	2004	2003	Change

Research and development	$59.5	$63.1	(6)%
Percentage of net revenues	36%	55%

Marketing, general and administrative	$24.1	$24.8	(3)%
Percentage of net revenues	15%	21%

Restructuring costs	$—	$13.9	100%

Research and Development and Marketing, General and Administrative Expenses:

Our research and development, or R&D, expenses decreased by $3.6 million, or 6%, in the first six months of 2004 compared to the same period a year ago due primarily to a $5.0 million reduction in depreciation expense as equipment and development tools became fully depreciated and were not replaced.  Our R&D personnel and contractor costs increased by $2.0 million as we increased our R&D headcount and our use of contractors during this past quarter, more than a year after our last restructuring and cost reduction programs were implemented.   Due to the timing of design completions, we incurred $0.7 million less in development costs.

Our marketing, general and administrative, or MG&A, expenses decreased by $0.7 million, or 3%, in the first six months of 2004 compared to the same period a year ago.  Increases in our MG&A personnel and related costs of $1.7 million were more than offset by lower depreciation expense of $1.1 million due to the slow replacement of fully depreciated assets and by decreases in our other MG&A expenses of $1.3 million due to continued cost reduction initiatives.

Restructuring

We have completed substantially all of the activities contemplated in our restructuring plans, but as of June 27, 2004 have not yet disposed of all our surplus leased facilities.

With respect to the restructuring plan we implemented in March 2001, we had recorded an additional $3.1 million in the third quarter of 2003 as our rental commitments were expected to be higher than originally anticipated.  Cash payments under this plan since the third quarter of 2003 were $1.6 million, with cash payments of $0.8 million occurring in the first six months of 2004.  Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2010.

Cash payments in the first six months of 2004 were $1.2 million under the October 2001 restructuring plan and $2 million under the January 2003 restructuring plan.  We continue our efforts to exit the remaining sites, but payments relating to these facilities could extend to 2009 and 2006, respectively.

Interest and other income, net

Net interest and other income was $1.8 million in the first six months of 2004 compared to income of $0.4 million in the first six months of 2003.  Interest and other income increased as the interest expense savings gained by repurchasing $206.9 million of our 3.75% convertible subordinated debt exceeded our lower interest income that resulted from reduced cash balances and declining reinvestment yields on our maturing longer term investments.

Gain (loss) on extinguishment of debt

In the first six months of 2004, we repurchased $106.9 million face value of our convertible subordinated notes at par and wrote off $1.5 million of related unamortized debt issue costs.  We also incurred transaction related costs of $0.3 million resulting in an aggregate net loss on the repurchase of $1.8 million.

Net gain on investments

In the first six months of 2004, we sold our investment in a private technology company for total proceeds of $10.6 million.  We recorded a gain on sale of $8.6 million, which excluded $0.7 million remaining in escrow for one year subject to the terms and conditions of the sale agreement.  We will record this amount as additional gain on sale of this investment when such proceeds are received.

In the same period a year ago, we recorded a net gain of $2.5 million, which was comprised of a gain of $6.0 million on the sale of our remaining investment in Sierra Wireless Inc., a public company, and a $3.5 million charge for the impairment of a portion of our investment in non-public companies.

Provision for income taxes

We recorded a tax provision of $8.7 million in the first six months of 2004 relating to income generated in Canada.   We reduced our effective tax rate for 2004 from 28% to 25%.  The change in estimate reduced our year-to-date provision by $1.0 million.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities.  Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 28, 2003, which also provides commentary on our most critical accounting estimates.  The following estimates were of note during the first six months of 2004:

Restructuring charges  - Facilities

In calculating the cost to dispose of our excess facilities, we had to estimate the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues for each location.  This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs for the affected facilities, and the timing and rate at which we might be able to sublease or complete negotiations of a lease termination agreement for each site.  To form our estimates for these costs we performed an assessment of the affected facilities and considered the current market conditions for each site.

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans implemented that year.  The total remaining estimate of $7.6 million related to the 2001 restructuring plans represents 66% of the estimated total future operating costs and lease obligations for the effected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites and the recording of $9.6 million charge related to these facilities.  The total remaining estimate of $4.3 million related to the closing of all four sites represents just over 58% of the estimated total future operating costs and lease obligations for these sites.

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

Business Outlook

We expect our revenues for the third quarter of 2004 to be in the range of $86 to $92 million.  As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”.  Our turns business varies from quarter to quarter.  We have based our revenue estimate for the third quarter on an expectation of a slightly higher level of turns business due to a slower order booking rate around the beginning of the third quarter.  Beyond the third quarter of 2004, it is currently not possible to conclusively determine if, or the rate at which improved revenue momentum will continue.  Our customers continue to resist placing backlog for as long as possible, and our quarterly revenues may vary considerably as our customers adjust levels of inventories carried and adjust to fluctuating demand for products in their markets.

We anticipate our third quarter 2004 gross margins will remain relatively consistent with the second quarter of 2004, at slightly above 70%, but this could vary depending on the volumes and mix of products sold.

We remain focused on cost control and expect our operating expenses in the third quarter of 2004 to be consistent with the second quarter of 2004 at approximately $42 to $43 million.

We anticipate that interest and other income in the third quarter of 2004 will approximate $1.1 million, and our income tax provision rate will be 25%.

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

Liquidity & Capital Resources

Our principal source of liquidity at June 27, 2004 was $376.2 million in cash and investments, which included $224.3 million in cash and cash equivalents, short-term investments and restricted cash and $151.9 million of long-term investments in bonds and notes, which mature within the next 12 to 28 months.

In the first six months of 2004, we generated $26.0 million of cash from operating activities. Changes in working capital accounts included:

•                  an $8.6 million increase in income taxes payable, as our provision for income taxes increased in line with our profitability;

•                  a $7.3 million increase in accounts receivable, primarily due to increased revenues;

•                  a $5.0 million decrease in accounts payable and accrued liabilities, primarily due to the payment of a specific large invoice included in our 2003 fiscal year end balance;

•                  a $4.0 million decrease in accrued restructuring costs, due to cash payments under the restructuring plans;

•                  a $3.6 million increase in prepaid expenses and other assets, principally due to payment of annual software rentals and software maintenance contracts in the first quarter; and

•                  a $2.2 million increase in deferred income, as PMC product shipments to our major distributor exceeded PMC product shipments by our major distributor.

In the first six months of 2004 cash flows from our investment activities included:

•                  cash used for the purchase of $178.3 million of long and short-term debt investments;

•                  cash proceeds of $124.8 million from the sale or maturity of short and long-term debt investments;

•                  cash proceeds of $9.9 million from the sale of our investment in a private technology company; and

•                  cash used in the investment of $5.2 million for the purchases of property and equipment.

In the first six months of 2004 cash flows from our financing activities included:

•                  $106.9 million used to repurchase our convertible subordinated notes at par; and

•                  cash proceeds of $9.7 million from the issuance of common stock under our equity-based compensation plans.

As of June 27, 2004, we had cash commitments made up of the following:

(in thousands)

Contractual Obligations	Total	Remaining 2004	2005	2006	2007	2008	After 2008

Operating Lease Obligations:
Minimum Rental Payments	$61,146	$5,390	$9,671	$8,980	$9,022	$11,085	$16,998
Estimated Operating Cost Payments	23,877	2,003	3,894	3,624	3,606	3,456	7,294
Long Term Debt:
Principal Repayment	68,071	—	—	68,071	—	—	—
Interest Payments	6,382	1,276	2,553	2,553	—	—	—
Purchase Obligations	3,218	1,742	1,248	228	—	—	—
	162,694	$10,411	$17,366	$83,456	$12,628	$14,541	$24,292
Venture Investment Commitments (see below)	15,264
Total Contractual Cash Obligations	$177,958

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development.  Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business.  We estimate these other commitments to be approximately $12 million at June 27, 2004 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

In 1999 and 2000 we established passive investments, like many of our peers, in four professionally managed venture funds.  These investments help us monitor technological and market developments in the rapidly evolving market in which we participate.  From time to time these funds request additional capital.  We have committed to invest an additional $15.3 million into these funds, which may be requested by the fund managers at any time over the next six years.

We have a line of credit with a bank that allows us to borrow up to $5.3 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit.  At June 27, 2004 we had committed $2.5 million under letters of credit as security for office leases.

We are committed to semi-annual interest payments of approximately $1.3 million to holders of our convertible notes.  These interest payments are due on February 15 and August 15 of each year, and the last payment of interest and $68.1 million in principal is due on August 15, 2006.  We may redeem the notes at a premium at any time after August 19, 2004.

We have completed substantially all of our planned financial and operating restructuring expenditures and we have repurchased all but $68.1 million of our convertible subordinated notes.  We expect to use approximately $8.9 million of cash in the remainder of 2004 for capital expenditures.  We cannot estimate what our direct investments in venture-backed startups will be for the remainder of 2004.  Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, venture investing, debt interest, capital expenditure, wafer deposit and remaining restructuring requirements through the end of 2005.

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

Our ability to project revenues is limited because a significant portion of our quarterly revenues may be derived from orders placed and shipped in the same quarter, which we call our “turns business.”  Our turns business varies widely quarter to quarter.  We have based our revenue estimate for the third quarter on an expectation of a slightly higher level of turns business due to a slower order booking rate around the beginning of the third quarter.  We can neither assure you that this trend will continue nor that our estimated turns business will be achieved.  Customers order only based on identifiable needs and often request short lead times between order and shipment, which reduces our ability to project revenues.  Based on discussions with some of our customers, we believe that supply chain inventories are at relatively low levels, but our estimate may be incorrect.  Accordingly we do not project revenues beyond the current quarter, and our projection depends on our estimated turns business for the quarter.

Recent improvements in our revenues may not continue.

Our revenues largely depend on end-user demand for networking equipment, particularly demand by telecommunications service providers, as our OEM customers have increasingly manufactured their products only when they have firm orders to fulfill.  Many of our customers have forecast only modest growth in 2004.  While some of our customers have reported that demand for some of their products has improved, demand may fluctuate from current levels depending on their customers’ specific needs.  Many service providers have limited capital expenditure budgets, and are cautious of their continued roll out of new and existing equipment.  Many platforms in which our products are designed have been cancelled as our customers cancel or restructure product development initiatives.  Further growth of our revenues may be delayed or adversely impacted if these conditions continue or worsen.

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

Our customers often shift buying patterns as they manage inventory levels, market different products, or change production schedules.  In addition, we believe that uncertainty in our customers’ end markets and our customers’ increased focus on cash management has caused our customers to delay product orders and reduce delivery lead-time expectations.

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

We depend on a limited number of customers for a major portion of our revenues.  Through direct, distributor and subcontractor purchases, Cisco Systems accounted for more than 10% of our revenues in the first six months of 2004.  We do not have long-term volume purchase commitments from any of our major customers. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

The loss of our key customer, or a reduction in our sales to any major customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations.

Competition may adversely affect our profitability over time.

We expect the average selling prices of our products to decline as they mature and as competition increases.  To maintain profit margins, we must reduce our costs sufficiently to offset declines in average selling prices, or successfully sell proportionately more new products with higher average selling prices. Yield or other production problems, or shortages of supply may preclude us from lowering or maintaining current operating costs.

OEMs are increasingly price conscious, as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in OEM equipment.   We continue to experience more aggressive price competition from competitors that wish to enter into the market segments in which we participate.  These circumstances may make some of our products less competitive and we may be forced to decrease our prices significantly to win a design.  We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

In addition, our products range widely in terms of the margins they generate.  A change in product sales mix could impact our operating results materially.

Our strategy of expansion in new markets may cause our profit margins to decline.

Our business strategy contemplates expansion of our product offerings in relatively high volume target markets, such as storage and consumer applications.  These markets typically are characterized by stronger price competition and, consequently, lower per unit profit margins.  If we are successful in these markets, our overall profit margins could decline, as lower margin products may comprise a greater portion of our revenues.

Design wins do not translate into near-term revenues and the timing of revenues from newly designed products is often uncertain.

From time to time, we announce new products and design wins for existing and new products. While some industry analysts may use design wins as a metric for future revenues, many design wins have not, and will not generate any revenues for us as customer projects are cancelled or unsuccessful in their end market.  In the event a design win generates revenue, the amount of revenue will vary greatly from one design win to another.  In addition, most revenue-generating design wins do not translate into near-term revenues.  Most revenue-generating design wins take more than 2 years to generate meaningful revenue.

Our estimated restructuring accruals may not be adequate.

In 2001 and 2003, we announced and implemented plans to restructure our operations in response to the decline in demand for our networking products.  We reduced the work force and consolidated or shut down excess facilities in an effort to bring our expenses into line with our reduced revenue expectations.

While management uses all available information to estimate these restructuring costs, particularly facilities costs, our accruals may prove to be inadequate.  If our actual sublease revenues or exiting negotiations differ from our assumptions, we may have to record additional charges, which could materially affect our results of operations, financial position and cash flow.

Our revenues may decline if we do not maintain a competitive portfolio of products.

We are experiencing significantly greater competition from many different market participants as the market in which we participate matures.  In addition, we are expanding into markets, such as the wireless infrastructure, enterprise storage, and generic microprocessor markets, which have established incumbents with substantial financial and technological resources.  We expect more intense competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

All of our competitors pose the following threats to us:

Increasing competition will make it more difficult to achieve design wins.

We typically face competition at the design stage, where customers evaluate alternative design approaches requiring integrated circuits. The markets for our products are intensely competitive and subject to rapid technological advancement in design tools, wafer manufacturing techniques, process tools and alternate networking technologies.  We may not be able to develop new products at competitive pricing and performance levels.  Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner.  Our customers may substitute use of our products in their next generation equipment with those of current or future competitors, reducing our future revenues.  With the shortening product life and design-in cycles in many of our customers’ products, our competitors may have more opportunities to supplant our products in next generation systems.

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

Other competitors include major domestic and international semiconductor companies, such as Agilent, Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, Motorola, NEC, Nortel Networks, Texas Instruments, and Toshiba.  These companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate.  This represents a serious competitive threat to us.

Over the next few years, we expect additional competitors, some of which may also have greater financial and other resources, to enter the market with new products.  These companies, individually or collectively, could represent future competition for many design wins, and subsequent product sales.

We may have to redesign our products to meet evolving industry standards and customer specifications, which may prevent or delay future revenue growth.

We sell products to customers whose characteristics include evolving industry standards, short product lifespans, and new manufacturing and design technologies.  Many of the standards and protocols for our products are based on high-speed networking technologies that may not have been widely adopted or ratified by one or more of the standard-setting bodies in our customers’ industry.  Our customers may delay or alter their design demands during this standard-setting process.  In response, we must redesign our products to suit these changing demands.  Redesign usually delays the production of our products.  Our products may become obsolete during these delays.

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

China represents a significant portion of our net revenues (25% and 30% for each of the six months ended June 27, 2004 and June 29, 2003, respectively, based on ship to location).  Our financial condition and results of operations are becoming increasingly dependent on our sales in China.  Any instability in China’s economic environment could lead to a contraction of capital spending by our customers. Additional risks to us include economic sanctions imposed by the U.S. government, implications with regard to travel and trade resulting from the SARS (severe acute respiratory syndrome) outbreak, government regulation of exports, imposition of tariffs and other potential trade barriers, uncertain protection for intellectual property rights and generally longer receivable collection periods.

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

The complexity of our products could result in unforeseen or undetected defects or bugs, which could adversely affect the market acceptance of new products and damage our reputation with current or prospective customers.

Although we, our customers and our suppliers rigorously test our products, our highly complex products may contain defects or bugs.  We have in the past experienced, and may in the future, experience defects and bugs in our products. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products.  This could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers.

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

Many of our new products are designed to take advantage of new manufacturing processes offering smaller manufacturing geometries as they become available, since smaller geometries can provide a product with improved features such as lower power requirements, increased performance, more functionality and lower cost.  We believe that the transition of our products to, and introduction of new products using, smaller geometries is critical for us to remain competitive.  We could experience difficulties in migrating to future geometries or manufacturing processes, which would result in the delay of the production of our products. Our products may become obsolete during these delays, or allow competitors’ parts to be chosen by customers during the design process.

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

An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, or issue additional equity.  If we issue more equity, we may dilute our common stock with securities that have an equal or a senior interest in our Company.

Acquired entities also may have unknown liabilities, and the combined entity may not achieve the results that were anticipated at the time of the acquisition.

From time to time, we license, or acquire, technology from third parties to incorporate into our products.  Incorporating technology into our products may be more costly, or result in additional management attention to achieve the desired functionality.

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

We currently do not have the ability to accurately predict what products our customers will need in the future.  Anticipating demand is difficult because our customers face volatile pricing and demand for their end-user networking equipment, our customers are focusing more on cash preservation and tighter inventory management, and because we supply a large number of products to a variety of customers and contract manufacturers who have many equipment programs for which they purchase our products.  Our customers are frequently requesting shipment of our products earlier than our normal lead times.  If we do not accurately predict what mix of products our customers may order, we may not be able to meet our customers’ demand in a timely manner or we may be left with unwanted inventory, which could adversely affect our future operating results.

We rely on limited sources of wafer fabrication, the loss of which could delay and limit our product shipments.

We do not own or operate a wafer fabrication facility.  Three outside wafer foundries supply more than 95% of our semiconductor wafer requirements.  Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies.  We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities.  If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, we may have to identify and qualify acceptable additional or alternative foundries.  This qualification process could take six months or longer.  We may not find sufficient capacity quickly enough, if ever, to satisfy our production requirements.

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

The majority of our customers are required to obtain licenses from and pay royalties to third parties for the sale of systems incorporating our semiconductor devices.  Customers may also make claims against us with respect to infringement.

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

Provisions in Delaware law, our charter documents and our stockholder rights plan may delay or prevent another entity from acquiring us without the consent of our Board of Directors.

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

In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.  Delaware law imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

Although we believe these provisions of our charter documents, Delaware law and our stockholder rights plan will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

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

Based on a sensitivity analysis performed on the financial instruments held at June 27, 2004, the impact to the fair value of our investment portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $1.6 million, $3.2 million and $4.8 million respectively.

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

At June 27, 2004, the Company had four currency forward contracts outstanding that qualified and were designated as cash flow hedges.  The U.S. dollar notional amount of these contracts was $42.9 million and the contracts had a fair value of $0.1 million as of June 27, 2004.  A 10% shift in foreign exchange rates would not have materially impacted our other income because our foreign currency net asset position was immaterial.

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

Part II – OTHER INFORMATION

Item 1 .                                LEGAL PROCEEDINGS

On February 11, 2004, we filed a lawsuit against Programmable Microelectronics Corporation (“Programmable”) in the United States District Court, Northern District of California (Case No. C04 00582) for trademark and trade name infringement, trademark dilution, cancellation of trademark registration and unfair competition due to Programmable’s use of the Company’s “PMC” mark.  Programmable filed counterclaims in April for trademark and trade name infringement and unfair competition.  We believe these counterclaims are without merit.

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE BY STOCKHOLDERS

We held our Annual Meeting of Stockholders on May 14, 2004 to elect our directors and to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2004 fiscal year.

All nominees for directors were elected and the appointment of auditors was ratified.  The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee	For	Withheld

Robert Bailey	157,479,981	2,273,634
Alexandre Balkanski	153,967,721	5,785,894
Richard Belluzzo	150,511,124	9,242,491
James Diller	118,628,397	41,125,218
Jonathan Judge	151,650,579	8,103,036
William Kurtz	150,517,518	9,236,097
Frank Marshall	157,012,620	2,740,995
Lewis Wilks	150,493,287	9,260,328

Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2004 fiscal year.

For	Against	Abstain

143,465,649	15,573,359	714,607

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

The following table summarizes the activity under all of our stock option plans for the first six months of 2004:

(in thousands, except per share amounts)	Shares Available for Options	Number of Options Outstanding	Weighted Average Exercise Price Per Share

Balance at December 28, 2003	33,285	22,108	$7.51
Additional shares reserved(1)	8,717	—	—
Granted(2)	(6,059)	6,059	$19.65
Exercised	—	(1,775)	$5.45
Expired	(119)	—	—
Cancelled and available for regrant	852	(852)	$12.85
Balance at June 27, 2004	36,676	25,540	$10.35

(1)                  On January 1, 2004, 8.7 million shares were automatically authorized for issuance under the 1994 Incentive Stock Plan.

(2)                  On December 29, 2003 we granted options to purchase approximately 5.5 million shares of common stock with an exercise price of $20.13, which was the closing price of our stock on the grant date.  In the first 6 months of 2004, we also granted options to purchase approximately 0.6 million shares, primarily to new employees.

Item 6.                                   EXHIBITS AND REPORTS ON FORM 8-K

(a)                Exhibits –

•	3.2	Amended and Restated By-Laws of the Company dated July 21, 2004

•	11.1	Calculation of income (loss) per share – included in Note 9 of the financial statements included in Item I of Part I of this Quarterly Report.

•	31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•	31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

•	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(b)                Reports on Form 8-K –

•                  On April 15, 2004, we filed a report on Form 8-K relating to the results of our first fiscal quarter ended March 28, 2004.  Under the Form 8-K, we furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled “PMC-Sierra Reports First Quarter 2004  Results” relating to the results of our first fiscal quarter and related non-GAAP financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date:	July 30, 2004	/s/ Alan F. Krock
Alan F. Krock
Vice President, Finance
Chief Financial Officer and
Principal Accounting Officer