Form 10-Q
period 2004-09-26
PMC SIERRA INC
filed 2004-11-03
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 26, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

Common shares outstanding at October 27, 2004 – 178,217,423

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

• Condensed consolidated statements of operations

• Condensed consolidated balance sheets

• Condensed consolidated statements of cash flows

• Notes to the condensed consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	Sep 26, 2004	Sep 28, 2003	Sep 26, 2004	Sep 28, 2003

Net revenues	$71,173	$63,100	$235,536	$178,864

Cost of revenues	21,024	21,868	68,624	65,054
Gross profit	50,149	41,232	166,912	113,810
Other costs and expenses:
Research and development	30,168	27,759	89,659	90,880
Marketing, general and administrative	12,148	12,031	36,276	36,798
Amortization of deferred stock compensation:
Research and development	—	—	—	317
Marketing, general and administrative	—	313	697	421
Acquisition costs	1,212	—	1,212	—
Restructuring costs	—	(1,093)	—	12,811
Income (loss) from operations	6,621	2,222	39,068	(27,417)
Interest and other income (expense), net	1,320	(267)	3,124	175
Gain (loss) on extinguishment of debt	—	1,700	(1,845)	1,700
Gain (loss) on investments	655	(162)	9,242	2,331
Income (loss) before provision for income taxes	8,596	3,493	49,589	(23,211)
Provision for (recovery of) income taxes	2,288	329	11,025	(5,695)
Net income (loss)	$6,308	$3,164	$38,564	$(17,516)

Net income (loss) per common share - basic	$0.03	$0.02	$0.21	$(0.10)
Net income (loss) per common share - diluted	$0.03	$0.02	$0.20	$(0.10)

Shares used in per share calculation - basic	180,280	174,118	179,420	172,603
Shares used in per share calculation - diluted	187,968	186,137	190,135	172,603

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	Sep 26, 2004	Dec 28, 2003

ASSETS:
Current assets:
Cash and cash equivalents	$159,619	$292,811
Short-term investments	92,347	119,117
Accounts receivable, net of allowance for doubtful accounts of $2,851 (2003 - $2,849)	20,516	21,645
Inventories	17,747	18,275
Prepaid expenses and other current assets	14,547	12,547
Total current assets	304,776	464,395
Investment in bonds and notes	140,083	41,569
Other investments and assets	4,640	11,336
Property and equipment, net	16,661	20,750
Goodwill and other intangible assets, net	13,244	8,127
Deposits for wafer fabrication capacity	6,779	6,779
Deferred tax assets	274	—
	$486,457	$552,956
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	16,941	$27,356
Accrued liabilities	43,281	50,240
Income taxes payable	48,427	36,171
Accrued restructuring costs	11,097	16,413
Deferred income	9,577	15,720
Deferred tax liabilities	609	1,051
Total current liabilities	129,932	146,951
Convertible subordinated notes	68,071	175,000
Deferred tax liabilities	74	189

PMC special shares convertible into 2,897 (2003 - 2,921) shares of common stock	4,434	4,519

Stockholders’ equity
Common stock and additional paid in capital, par value $.001:
900,000 shares authorized; 176,845 shares issued and outstanding (2003 - 174,289)	891,065	870,857
Accumulated other comprehensive income	715	1,838
Accumulated deficit	(607,834)	(646,398)
Total stockholders’ equity	283,946	226,297
	$486,457	$552,956

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	Sep 26, 2004	Sep 28, 2003
Cash flows from operating activities:
Net income (loss)	$38,564	$(17,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	10,849	21,252
Amortization of other intangibles	558	474
Amortization of deferred stock compensation	697	738
Amortization of debt issuance costs	338	1,164
Impairment of other investments	—	3,500
Noncash restructuring costs	—	1,490
Loss (gain) on extinguishment of debt	1,845	(1,700)
Gain on sale of investments and other assets	(9,242)	(5,818)
Reversal of write-down of excess inventory	(651)	—
Changes in operating assets and liabilities:
Accounts receivable	1,129	(1,828)
Inventories	1,179	6,730
Prepaid expenses and other current assets	(2,139)	3,216
Accounts payable and accrued liabilities	(10,223)	(9,524)
Income taxes payable	12,256	17,025
Accrued restructuring costs	(5,169)	(114,200)
Deferred income	(6,143)	(2,278)
Net cash provided by (used in) operating activities	33,848	(97,275)

Cash flows from investing activities:
Purchases of short-term held-to-maturity investments	—	(16,538)
Purchases of short-term available-for-sale investments	(8,525)	(54,701)
Proceeds from sales and maturities of short-term held-to-maturity investments	—	120,459
Proceeds from sales and maturities of short-term available-for-sale investments	13,521	149,098
Purchases of long-term held-to-maturity investments in bonds and notes	—	(95,874)
Purchases of long-term available-for-sale investments in bonds and notes	(191,980)	—
Proceeds from sales and maturities of long-term held-to-maturity investments in bonds and notes	—	189,973
Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	113,378	—
Purchases of investments and other assets	(5,991)	(1,304)
Proceeds from sale of investments and other assets	20,067	8,421
Proceeds from refund of wafer fabrication deposits	—	15,213
Purchases of property and equipment	(6,907)	(10,562)
Purchase of intangible assets	(5,675)	—
Net cash provided by (used in) investing activities	(72,112)	304,185

Cash flows from financing activities:
Repurchase of convertible subordinated notes	(106,929)	(96,680)
Proceeds from issuance of common stock	12,001	20,529
Net cash used in financing activities	(94,928)	(76,151)

Net increase (decrease) in cash and cash equivalents	(133,192)	130,759
Cash and cash equivalents, beginning of the period	292,811	75,833
Cash and cash equivalents, end of the period	$159,619	$206,592

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,134	$10,568
Supplemental disclosures of non-cash investing and financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	$7,425	$7,540

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

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations.  The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.  The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.

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

Cash and cash equivalents.  At September 26, 2004, Cash and cash equivalents included $1.9 million (December 28, 2003 - $2.5 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value).  Inventories (net of reserves of $14.9 million and $16.2 million at September 26, 2004 and December 28, 2003, respectively) were as follows:

(in thousands)	Sep 26, 2004	Dec 28, 2003

Work-in-progress	$9,801	$6,734
Finished goods	7,946	11,541
	$17,747	$18,275

Product warranties.  The Company provides a one-year limited warranty on most of its standard products and accrues for the cost of this warranty at the time of shipment.  The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs.  The change in the Company’s accrued warranty obligations from December 28, 2003 to September 26, 2004 was as follows:

(in thousands)	Nine Months Ended Sep 26, 2004

Beginning balance, December 28, 2003	$2,897
Accrual for new warranties issued	1,032
Reduction for payments (in cash or in kind)	(45)
Adjustments related to changes in estimate of warranty accrual	(516)
Ending balance, September 26, 2004	$3,368

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

	Three Months Ended
	Options		ESPP
	Sep 26, 2004	Sep 28, 2003	Sep 26, 2004	Sep 28, 2003
Expected life (years)	2.7	2.8	1.6	1.1
Expected volatility	99%	101%	97%	105%
Risk-free interest rate	2.7%	2.1%	1.8%	1.4%

	Nine Months Ended
	Options		ESPP
	Sep 26, 2004	Sep 28, 2003	Sep 26, 2004	Sep 28, 2003
Expected life (years)	2.8	2.8	1.5	1.0
Expected volatility	100%	101%	99%	107%
Risk-free interest rate	2.2%	1.9%	1.6%	1.5%

The weighted-average estimated fair values of employee stock options granted for the three months ended September 26, 2004 and September 28, 2003 were $4.92 and $6.63 per share, respectively.  The weighted-average estimated fair values of employee stock options granted for the nine months ended September 26, 2004 and September 28, 2003 were $11.27 and $4.33 per share, respectively.

If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sep 26, 2004	Sep 28, 2003	Sep 26, 2004	Sep 28, 2003

Net income (loss), as reported	$6,308	$3,164	$38,564	$(17,516)
Adjustments:
Additional stock-based employee compensation expense under fair value based method for all awards	(13,850)	(12,511)	(46,115)	(48,275)
Net income (loss), adjusted	$(7,542)	$(9,347)	$(7,551)	$(65,791)

Basic net income (loss) per share, as reported	$0.03	$0.02	$0.21	$(0.10)

Diluted net income (loss) per share, as reported	$0.03	$0.02	$0.20	$(0.10)

Basic net income (loss) per share, adjusted	$(0.04)	$(0.05)	$(0.04)	$(0.38)

Diluted net income (loss) per share, adjusted	$(0.04)	$(0.05)	$(0.04)	$(0.38)

Recent Accounting Pronouncements. The Financial Accounting Standard Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95.” This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first interim period beginning after June 15, 2005. The FASB intends to issue a final Statement in late 2004. We are currently evaluating the effect on our financial statements of adopting the proposed standard.

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

At September 26, 2004, the Company had two currency forward contracts outstanding that qualified and were designated as cash flow hedges.  The U.S. dollar notional amount of these contracts was $28.4 million and the contracts had a fair value of $1.8 million as of September 26, 2004.  The gain or loss from the ineffective portion of the hedges had no impact on earnings.

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

PMC has completed substantially all of the activities contemplated in the original restructuring plans, but as of September 26, 2004 had not yet terminated the leases on its surplus facilities.

Restructuring – March 26, 2001

In the first quarter of 2001, PMC implemented a restructuring plan in response to the decline in demand for our networking products and consequently recorded a restructuring charge of $19.9 million.  The restructuring plan included the involuntary termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects.  PMC had completed the restructuring activities contemplated in its March 2001 restructuring plan by June 2002.  However, the Company still has ongoing rental commitments for office space abandoned under this plan.  Due to the continued downturn in real estate markets, the Company expects these costs to be higher than anticipated in the original plan.  As a result, PMC recorded an additional provision for abandoned office facilities of $3.1 million in the third quarter of 2003.  Cash payments under this plan since the third quarter of 2003 were $1.7 million.

The activity under this plan in the nine months ended September 26, 2004 was as follows:

(in thousands)	Balance at Dec 28, 2003	Cash Payments	Balance at Sep 26, 2004

Excess facility costs	$2,295	$(1,083)	$1,212

Restructuring – October 18, 2001

Due to a continued decline in market conditions, PMC implemented a restructuring plan in the fourth quarter of 2001 to reduce its operating cost structure.  This restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects.  As a result, the Company recorded a restructuring charge of $175.3 million in the fourth quarter of 2001, including $12.2 million of asset write-downs.  To date, the Company has made cash payments under this plan of $152.2 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003.  To date, PMC has reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two.  While the Company has completed restructuring activities, it still has ongoing rental commitments for office space abandoned under this plan.

The activity under this plan in the nine months ended September 26, 2004 was as follows:

(in thousands)	Balance at Dec 28, 2003	Cash Payments	Balance at Sep 26, 2004

Excess facility and contract settlement costs	$7,379	$(1,816)	$5,563

Restructuring – January 16, 2003

As a result of the prolonged economic downturn in the semiconductor industry, the Company implemented another corporate restructuring aimed at further reducing operating expenses in the first quarter of 2003.  The restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India.  To date, PMC has recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs.  These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan.  The Company planned to and has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used.  Cash payments made to date under this plan were $11.6 million.  A $0.9 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.

The activity under this plan in the nine months ended September 26, 2004 was as follows:

(in thousands)	Balance at Dec 28, 2003	Cash Payments	Adjustments	Balance at Sep 26, 2004

Workforce reduction	$400	$(217)	$(27)	$156
Excess facility and contract settlement costs	6,338	(2,053)	(119)	4,166

Total	$6,738	$(2,270)	$(146)	$4,322

NOTE 4.   Debt Investments

The following tables summarize the Company’s investments in debt securities:

(in thousands)	Sep 26, 2004	Dec 28, 2003

Available-for-sale:
US Government Treasury and Agency notes	$105,537	$60,495
Corporate bonds and notes	186,874	100,191
	$292,411	$160,686

Reported as:
Cash equivalents	$59,981	$—
Short-term investments	92,347	119,117
Investments in bonds and notes	140,083	41,569
	$292,411	$160,686

During the third fiscal quarter of 2003, the Company sold $29.9 million of its long-term held-to-maturity debt investments and recorded a loss on sale of $0.2 million.  The proceeds of this sale were used to fund the partial repurchase of the Company’s convertible subordinated notes.  As a result of this sale, the Company reclassified its remaining portfolio of held-to-maturity debt investments as available-for-sale.

NOTE 5.   Investment in Non-Public Entities

During the third quarter of 2004, the Company sold its interests in three professionally managed venture funds for net proceeds of $10 million, resulting in a net gain of $0.7 million.

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

NOTE 6.   Asset Acquisition

In August 2004, the Company purchased assets and intellectual property from a privately-held company for cash of $1.0 million and assumption of liabilities of $2.7 million. Transaction costs of $1.2 million, consisting of accounting, legal and other professional fees relating to the purchase have been included in operating expenses.  The total consideration of $3.7 million was allocated based on the estimated fair values of the net assets acquired, $0.4 million to tangible assets and $3.3 million to intangible assets, which is being amortized on a straight-line basis over its expected useful life of three years.

NOTE 7.   Convertible Subordinated Notes

In August 2001, the Company issued $275 million of convertible subordinated notes maturing on August 15, 2006.  The Company repurchased $100 million principal amount of the notes in the third quarter of 2003 at a discount, and, in the first quarter of 2004, repurchased a further $106.9 million principal amount of these notes at par.  In the first quarter of 2004, the Company wrote off $1.5 million of related unamortized debt issue costs and incurred transaction related costs of $0.3 million, resulting in a loss of $1.8 million.  As of September 26, 2004, $68.1 million of the convertible subordinated notes remained outstanding.

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

NOTE 8.   Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 26, 2004	Sep 28, 2003	Sep 26, 2004	Sep 28, 2003

Net income (loss)	$6,308	$3,164	$38,564	$(17,516)
Other comprehensive income (loss):
Change in net unrealized gains on investments	510	1,584	(1,072)	(2,287)
Change in fair value of derivatives	1,089	710	(51)	710
Total	$7,907	$5,458	$37,441	$(19,093)

NOTE 9.   Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sep 26, 2004	Sep 28, 2003	Sep 26, 2004	Sep 28, 2003
Numerator:
Net income (loss)	$6,308	$3,164	$38,564	$(17,516)
Denominator:
Basic weighted average common shares outstanding (1)	180,280	174,118	179,420	172,603
Effect of dilutive securities:
Stock options	7,688	12,019	10,715	-
Basic and diluted weighted average common shares outstanding (1)	187,968	186,137	190,135	172,603

Basic net income (loss) per share	$0.03	$0.02	$0.21	$(0.10)
Diluted net income (loss) per share	$0.03	$0.02	$0.20	$(0.10)

(1)          PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

The Company had approximately 10.2 million common stock equivalents outstanding at September 28, 2003 that were not included in diluted net loss per share because they would be antidilutive.

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

In addition to incurring costs for the marketing, sales and administration of the sale of existing products, we expend a substantial amount every year for the development of new semiconductors.  We decide on the amount to expend on the development of new semiconductors based on our assessment of the future market opportunities for those components, and the estimated return those parts will generate.  From 2000 to 2003, we expended more on the development of new parts than we generated in operating profit from the sale of our existing parts. Throughout this period, we reduced our research and development spending to a level that we believe matches current market opportunities.  If demand for our products in the end markets that we serve improves, then we would expect profitability to increase.

Results of Operations

Third Quarters of 2004 and 2003

Net Revenues ($000,000)

	Third Quarter
	2004	2003	Change

Net revenues	$71.2	$63.1	13%

Net revenues for the third quarter of 2004 increased to $71.2 million compared to $63.1million for the third quarter of 2003.  The increase in revenues was attributable to a recovery in the markets for our telecommunication service provider products, particularly for wireless and wireline infrastructure applications in China and North America.   From time to time, companies in the semiconductor industry undertake initiatives to reduce slow moving inventory in sales channels so that customers maintain a mix of inventory suitable for current market demand.  In the third quarter of 2004, we approved a routine request from one of our distributors to dispose of certain slow moving inventory, and we completed a specific inventory reduction program, which resulted in net revenue to the Company of $5.4 million.  All criteria for revenue recognition were met as the inventory was delivered, title transferred, payment was received and the price became fixed at the time the inventory was disposed of.  All of the economic incentives offered to the distributor were included in the results of third quarter of 2004 as revenue reductions.

Gross Profit ($000,000)

	Third Quarter
	2004	2003	Change

Gross profit	$50.1	$41.2	22%
Percentage of net revenues	70%	65%

Total gross profit increased $8.9 million, or 22%, in the third quarter of 2004 compared to the same quarter a year ago.  The increase is primarily due to increased unit sales of our products.

Gross profit as a percentage of revenues increased 5 percentage points, from 65% in the third quarter of 2003 to 70% in the third quarter of 2004. This increase resulted from the following factors:

•                  Fixed manufacturing costs were allocated over a higher volume of shipments, improving gross profit by approximately 2 percentage points.

•                  A greater portion of our sales were from our higher margin products, which increased gross profit by approximately 3 percentage points.

Operating Expenses and Charges ($000,000)

	Third Quarter
	2004	2003	Change

Research and development	$30.2	$27.8	9%
Percentage of net revenues	42%	44%

Marketing, general and administrative	$12.1	$12.0	1%
Percentage of net revenues	17%	19%

Restructuring costs	$—	$(1.1)	(100)%

Research and Development and Marketing, General and Administrative Expenses:

Our research and development, or R&D, expenses were $2.4 million, or 9% higher in the third quarter of 2004 compared to the same quarter a year ago due primarily to a $2.4 million increase in personnel and contractor costs, $0.4 million increase in development costs due to the timing of design completions, and $0.3 million increase in amortization of intellectual property acquired in fiscal 2004.  These increases were offset by a $0.7 million reduction in depreciation expense as equipment and development tools became fully depreciated and were not replaced.

Our marketing, general and administrative, or MG&A, expenses were unchanged in the third quarter of 2004 compared to the same quarter a year ago.

Restructuring

In response to the severe economic downturn in the semiconductor industry, we implemented two restructuring plans in 2001 aimed at focusing development efforts on key projects and reducing operating costs.  In the first quarter of 2003, we were  still operating in a challenging economic climate, making it necessary to again streamline operations and announce a further restructuring.  Our assessment of the market demand for our products and the development efforts necessary to meet this demand were key factors in our decisions to implement these restructuring plans.  As end markets for our products had contracted, certain projects were curtailed in an effort to cut costs.  Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during this period.

We have completed substantially all of the activities contemplated in the original restructuring plans, but as of September 26, 2004 had not yet terminated the leases on our surplus facilities.  Upon final disposition of our surplus leased facilities, we expect to achieve annualized savings of approximately $28.2 million, $67.6 million, and $15.9 million in cost of revenues and operating expenses based on the expenditure levels at the time of the respective March 2001, October 2001 and January 2003 restructurings.

Restructuring – March 26, 2001

In the first quarter of 2001, we implemented a restructuring plan in response to the decline in demand for our networking products and consequently recorded a restructuring charge of $19.9 million.  The restructuring plan included the involuntary termination of 223 employees across all business functions, and the curtailment of semiconductor design activity across the networking markets we serve through partial closures of design facilities in Kanata, Santa Clara, Montreal, Burnaby, and Maryland, and the closure of design facilities in San Diego and Denver.  We  completed the restructuring activities contemplated in our March 2001 restructuring plan by June 2002.  However, we still have ongoing rental commitments for office space in Maryland and Kanata included in this plan.  Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan.  As a result, we recorded an additional provision for abandoned office facilities of $3.1 million in the third quarter of 2003.  Cash payments under this plan since the third quarter of 2003 were $1.7 million.  Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2010.

The activity under this plan in the three months ended September 26, 2004 was as follows:

(in thousands)	Balance at Jun 27, 2004	Cash Payments	Balance at Sep 26, 2004

Excess facility costs	$1,463	$(251)	$1,212

Restructuring – October 18, 2001

Due to a continued decline in market conditions, we implemented a restructuring plan in the fourth quarter of 2001 to reduce our operating cost structure.  This restructuring plan included the termination of 341 employees across all business functions, partial closures of design facilities in Burnaby, Portland, Allentown, and Santa Clara, the closure of a design facility in Toronto, and the abandonment of research and development projects, primarily relating to semiconductor design activity across the networking markets we serve.   As a result, we recorded a restructuring charge of $175.3 million in the fourth quarter of 2001, including $12.2 million of asset write-downs.  To date, we have made cash payments under this plan of $152.2 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003.  To date, we have reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two.  While we have completed our restructuring activities, we still have ongoing rental commitments for office space abandoned under this plan.  We continue our efforts to exit the remaining sites, but payments relating to these facilities could extend to 2009.

The activity under this plan in the three months ended September 26, 2004 was as follows:

(in thousands)	Balance at Jun 27, 2004	Cash Payments	Balance at Sep 26, 2004

Excess facility and contract settlement costs	$6,161	$(598)	$5,563

Restructuring – January 16, 2003

As a result of the prolonged economic downturn in the semiconductor industry, we implemented another corporate restructuring aimed at further reducing operating expenses in the first quarter of 2003.  The restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India.  To date, we have recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs.  These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan.  We planned to and have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used.  Cash payments made to date under this plan were $11.6 million.  A $0.9 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.  We continue our efforts to exit the remaining sites, but payments relating to these facilities could extend to 2006.

The activity under this plan in the three months ended September 26, 2004 was as follows:

(in thousands)	Balance at Jun 27, 2004	Cash Payments	Balance at Sep 26, 2004

Workforce reduction	198	$(42)	$156

Excess facility and contract settlement costs	4,428	$(262)	$4,166

Total	$4,626	$(304)	$4,322

These restructuring plans changed only the scope, and not the nature, of our operations.  Through these restructurings we refocused our product development and sales activities on a smaller number of products and end-users.  At the completion of the restructuring plans, our intention is to have sized our operations to be profitable given current end market conditions, while leaving sufficient development resources in place in areas of historic capability to take advantage of product development opportunities as the end markets we serve begin to recover.

Interest and other income

Interest and other income was $1.3 million in the third quarter of 2004 compared to interest and other expense of $0.3 million in the third quarter of 2003.  Our interest and other income increased by $1.6 million due to interest expense savings of $1.7 million resulting from the repurchase of a portion of our 3.75% convertible subordinated notes.  These savings were partially offset by a decline in interest revenue of $0.1 million due to a decline in cash balances.

Gain on extinguishment of debt

During the third quarter of 2004 we did not repurchase any of our outstanding convertible subordinated notes.  In the third quarter of 2003, we repurchased $100 million face value of our convertible subordinated notes for $96.7 million and wrote off $1.6 million of related unamortized debt issue costs, resulting in a net gain of $1.7 million.

Gain (loss) on investments

During the third quarter of 2004, we sold our interests in three professionally managed venture funds for net proceeds of $10 million, resulting in a net gain of $0.7 million.

In the third quarter of 2003, we sold debt investments totaling $29.9 million resulting in a loss of $0.2 million.  The proceeds were used to fund a portion of the repurchase of our subordinated convertible notes.

Provision for income taxes

We recorded a provision for income taxes of $2.3 million in the third quarter of 2004 relating to income generated in Canada.

First Nine Months of 2004 and 2003

Net Revenues ($000,000)

	First Nine Months
	2004	2003	Change

Net revenues	$235.5	$178.9	32%

Net revenues increased by 32% in the first nine months of 2004 compared to the same period a year ago.  The increase in our revenues was attributable to a continued recovery in the markets for our telecommunication service provider products, particularly for wireless and wireline infrastructure applications in China and North America and improving demand for equipment that incorporates our Metro Optical Transport products.  From time to time, companies in the semiconductor industry undertake initiatives to reduce slow moving inventory in sales channels so that customers maintain a mix of inventory suitable for current market demand.  In the third quarter of 2004, we approved a routine request from one of our distributors to dispose of certain slow moving inventory, and we completed a specific inventory reduction program, which resulted in net revenue to the Company of $5.4 million.  All criteria for revenue recognition were met as the inventory was delivered, title transferred, payment was received and the price became fixed at the time the inventory was disposed of.  All of the economic incentives offered to the distributor were included in the results of third quarter of 2004 as revenue reductions.

Gross Profit ($000,000)

	First Nine Months
	2004	2003	Change

Gross profit	$166.9	$113.8	47%
Percentage of net revenues	71%	64%

Total gross profit increased $53.1 million, or 47%, in the first nine months of 2004 compared to the same period a year ago.  Gross margin increased 7 percentage points from 64% in the first nine months of 2003 to 71% in the first nine months of 2004.  This increase resulted from the following factors:

•                  Fixed manufacturing costs were allocated over a higher volume of shipments, improving gross profit by approximately 4 percentage points.

•                  A greater portion of our sales were from our higher margin products, which increased gross profit by approximately 3 percentage points.

Operating Expenses and Charges ($000,000)

	First Nine Months
	2004	2003	Change

Research and development	$89.7	$90.9	(1)%
Percentage of net revenues	38%	51%

Marketing, general and administrative	$36.3	$36.8	(1)%
Percentage of net revenues	15%	21%

Restructuring costs	$—	$12.8	(100)%

Research and Development and Marketing, General and Administrative Expenses:

Our research and development, or R&D, expenses decreased by $1.2 million, or 1%, in the first nine months of 2004 compared to the same period a year ago due primarily to a $3.6 million reduction in depreciation expense as equipment and development tools became fully depreciated and were not replaced.  This was offset by a $2.0 increase in our R&D personnel and contractor costs and a $0.4 million increase in amortization of intellectual property acquired in fiscal 2004.

Our marketing, general and administrative, or MG&A, expenses decreased by $0.5 million, or 1%, in the first nine months of 2004 compared to the same period a year ago, reflecting continued cost reduction initiatives.

Restructuring

In response to the severe economic downturn in the semiconductor industry, we implemented two restructuring plans in 2001 aimed at focusing development efforts on key projects and reducing operating costs.  In the first quarter of 2003, we were still operating in a challenging economic climate, making it necessary to again streamline operations and announce a further restructuring.  Our assessment of the market demand for our products and the development efforts necessary to meet this demand were key factors in its decisions to implement these restructuring plans.  As end markets for our products had contracted, certain projects were curtailed in an effort to cut costs.  Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during this period.

We have completed substantially all of the activities contemplated in the original restructuring plans, but as of September 26, 2004 had not yet terminated the leases on our surplus facilities.  Upon final disposition of our surplus leased facilities, we expect to achieve annualized savings of approximately $28.2 million, $67.6 million, and $15.9 million in cost of revenues and operating expenses based on the expenditure levels at the time of the respective March 2001, October 2001 and January 2003 restructurings.

Restructuring – March 26, 2001

In the first quarter of 2001, we implemented a restructuring plan in response to the decline in demand for our networking products and consequently recorded a restructuring charge of $19.9 million.  The restructuring plan included the involuntary termination of 223 employees across all business functions, and the curtailment of semiconductor design activity across the networking markets we serve through partial closures of design facilities in Kanata, Santa Clara, Montreal, Burnaby, and Maryland, and the closure of design facilities in San Diego and Denver. We completed the restructuring activities contemplated in our March 2001 restructuring plan by June 2002.  However, we still have ongoing rental commitments for office space in Maryland and Kanata included in this plan.  Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan.  As a result, we recorded an additional provision for abandoned office facilities of $3.1 million in the third quarter of 2003.  Cash payments under this plan since the third quarter of 2003 were $1.7 million.  Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2010.

The activity under this plan in the nine months ended September 26, 2004 was as follows:

(in thousands)	Balance at Dec 28, 2003	Cash Payments	Balance at Sep 26, 2004

Excess facility costs	$2,295	$(1,083)	$1,212

Restructuring – October 18, 2001

Due to a continued decline in market conditions, we implemented a restructuring plan in the fourth quarter of 2001 to reduce our operating cost structure.  This restructuring plan included the termination of 341 employees across all business functions, partial closures of design facilities in Burnaby, Portland, Allentown, and Santa Clara, the closure of a design facility in Toronto, and the abandonment of research and development projects, primarily relating to semiconductor design activity across the networking markets we serve.   As a result, we recorded a restructuring charge of $175.3 million in the fourth quarter of 2001, including $12.2 million of asset write-downs.  To date, we have made cash payments under this plan of $152.2 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003.  To date, we have reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two.  While we have completed our restructuring activities, we still have ongoing rental commitments for office space abandoned under this plan.  We continue our efforts to exit the remaining sites, but payments relating to these facilities could extend to 2009.

The activity under this plan in the nine months ended September 26, 2004 was as follows:

(in thousands)	Balance at Dec 28, 2003	Cash Payments	Balance at Sep 26, 2004

Excess facility and contract settlement costs	$7,379	$(1,816)	$5,563

Restructuring – January 16, 2003

As a result of the prolonged economic downturn in the semiconductor industry, we implemented another corporate restructuring aimed at further reducing operating expenses in the first quarter of 2003.  The restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India.  To date, we have recorded a restructuring charge of

$18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs.  These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan.  We planned to and have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used.  Cash payments made to date under this plan were $11.6 million.  A $0.9 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.  We continue our efforts to exit the remaining sites, but payments relating to these facilities could extend to 2006.

The activity under this plan in the nine months ended September 26, 2004 was as follows:

(in thousands)	Balance at Dec 28, 2003	Cash Payments	Balance at Sep 26, 2004

Workforce reduction	$400	$(217)	$156
Excess facility and contract settlement costs	6,338	(2,053)	4,166

Total	$6,738	$(2,270)	$4,322

These restructuring plans changed only the scope, and not the nature, of our operations.  Through these restructurings we refocused our product development and sales activities on a smaller number of products and end-users.  At the completion of the restructuring plans, our intention is to have sized our operations to be profitable given current end market conditions, while leaving sufficient development resources in place in areas of historic capability to take advantage of product development opportunities as the end markets we serve begin to recover.

Interest and other income, net

Net interest and other income was $3.1 million in the first nine months of 2004 compared to net interest and other income of $0.2 million in the first nine months of 2003.  Our interest and other income increased by $2.9 million due to interest expense savings of $5.5 million resulting from the repurchase of a portion of our 3.75% convertible subordinated notes.  These savings were partially offset by a decline in interest revenue of $2.6 million due to a decline in cash balances and average yields.

Gain (loss) on extinguishment of debt

In the first nine months of 2004, we repurchased $106.9 million face value of our convertible subordinated notes at par and wrote off $1.5 million of related unamortized debt issue costs.  We also incurred transaction related costs of $0.3 million resulting in an aggregate net loss on the repurchase of $1.8 million.

During the first nine months of 2003, we repurchased $100 million face value of our convertible subordinated notes for $96.7 million.  We recorded a gain of $1.7 million and wrote off  $1.6 million of related unamortized debt issue costs.

Net gain on investments

In the first nine months of 2004, we sold investments in professionally managed venture funds and a private technology company, for total proceeds of $20.1 million.  We recorded net gains of $9.2 million.

In the same period a year ago, we recorded a net gain of $2.3 million, which was comprised of a gain of $6.0 million on the sale of our remaining investment in Sierra Wireless Inc., a public company, and a $3.5 million charge for the impairment of a portion of our venture fund investments.  We also sold debt investments totaling $29.9 million resulting in a loss of $0.2 million.

Provision for income taxes

We recorded a tax provision of $11 million in the first nine months of 2004 relating to income generated in Canada.   We reduced our effective tax rate for 2004 from 28% to 25%.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities.  Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 28, 2003, which also provides commentary on our most critical accounting estimates.  The following estimates were of note during the first nine months of 2004:

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

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans implemented that year.  The total remaining estimate of $6.8 million related to the 2001 restructuring plans represents 64% of the estimated total future operating costs and lease obligations for the effected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites and the recording of $9.6 million charge related to these facilities.  The total remaining estimate of $4.2 million related to the closing of all four sites represents just over 57% of the estimated total future operating costs and lease obligations for these sites.

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

Business Outlook

We expect our revenues for the fourth quarter of 2004 to be in the range of $60 to $63 million.  As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”.  Our turns business varies from quarter to quarter.  Our third quarter revenues were impacted primarily by improved availability of semiconductor components for equipment incorporating our products, which caused our customers to reduce their inventories of our products.  This inventory rebalancing continues in the fourth quarter of 2004.  Beyond the fourth quarter of 2004, our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets and continue to manage their inventory levels.

We anticipate our fourth quarter 2004 gross margins will be lower than the third quarter of 2004, at slightly below 70%, but as in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed.  Margins could also vary depending on the mix of products sold.

We remain focused on cost control and expect our operating expenses in the fourth quarter of 2004 to be consistent with the third quarter at approximately $42 million.

We anticipate that interest and other income in the fourth quarter of 2004 will approximate $1.1 million, and our income tax provision rate will be 25%.

Liquidity & Capital Resources

Our principal source of liquidity at September 26, 2004 was $392.0 million in cash and investments, which included $251.9 million in cash and cash equivalents, short-term investments and restricted cash and $140.1 million of long-term investments in bonds and notes, which mature within the next 12 to 25 months.

In the first nine months of 2004, we generated $33.8 million of cash from operating activities. Changes in working capital accounts included:

•                  a $10.2 million decrease in accounts payable and accrued liabilities, due to the payment of a specific large supplier invoice included in our 2003 fiscal year balance, payment of semi-annual interest on our convertible notes and purchase of shares in connection with our Employee Stock Purchase Plan;

•                  a $12.3 million increase in income taxes payable as our provision for income taxes increased in line with our profitability;

•                  a $6.1 million decrease in deferred income due to the disposition by one of our distributors of slow moving inventory on which income was previously deferred and for which all criteria for revenue recognition have been met; and

•                  A $5.2 million decrease in accrued restructuring costs, due to cash payments for leased facilities and severance under the restructuring plans.

In the first nine months of 2004 cash flows from our investment activities included:

•                  cash used for the purchase of $200.5 million of long and short-term debt investments;

•                  cash proceeds of $126.9 million from the sale or maturity of short and long-term debt investments;

•                  cash proceeds of $14.1 million from the sales of our investments in professionally managed venture funds and a private technology company, net of $6.0 million in incremental investments in such entities; and

•                  cash used in the investment of $12.6 million for the purchases of property, equipment and intangible assets.

In the first nine months of 2004 cash flows from our financing activities included:

•                  $106.9 million used to repurchase our convertible subordinated notes at par; and

•                  cash proceeds of $12.0 million from the issuance of common stock under our equity-based compensation plans.

As of September 26, 2004, we had cash commitments made up of the following:

(in thousands)

Contractual Obligations	Total	Remaining 2004	2005	2006	2007	2008	After 2008

Operating Lease Obligations:
Minimum Rental Payments	$59,323	$2,696	$9,777	$9,233	$9,221	$11,236	$17,160
Estimated Operating Cost Payments	23,340	1,004	3,918	3,725	3,714	3,551	7,428
Long Term Debt:
Principal Repayment	68,071	—	—	68,071	—	—	—
Interest Payments	5,105	—	2,553	2,553	—	—	—
Purchase Obligations	4,870	2,711	1,706	453	—	—	—
	160,709	$6,411	$17,954	$84,034	$12,935	$14,787	$24,588
Venture Investment Commitments (see below)	884
Total Contractual Cash Obligations	$161,593

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development.  Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business.  We estimate these other commitments to be approximately $11 million at September 26, 2004 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

Until the third quarter of 2004, we maintained passive investments in four professionally managed venture funds.  We sold three of these investments in the third quarter of 2004, thereby eliminating all but $0.9 million of the remaining capital commitments.

We have a line of credit with a bank that allows us to borrow up to $5.3 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit.  At September 26, 2004 we had committed $1.9 million under letters of credit as security for office leases.

We are committed to semi-annual interest payments of approximately $1.3 million to holders of our convertible subordinated notes.  These interest payments are due on February 15 and August 15 of each year, and the last payment of interest and $68.1 million in principal is due on August 15, 2006.  We may redeem the notes at a premium at any time after August 19, 2004.

We have completed substantially all of our planned financial and operating restructuring expenditures.  We expect to use approximately $5.0 million of cash in the remainder of 2004 for capital expenditures, and may, at any time and at our option, redeem our remaining convertible subordinated notes.  We cannot estimate what our direct investments in venture-backed companies will be through the end of 2005.  Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, venture investing, debt interest, capital expenditure, wafer deposit and remaining restructuring requirements through the end of 2005.

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

FACTORS THAT YOU SHOULD CONSIDER BEFORE INVESTING IN PMC-SIERRA

Our company is subject to a number of risks — some are normal to the fabless networking semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future.  You should carefully consider all of these risks and the other information in this report before investing in PMC.  The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

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

Our ability to project revenues is limited because a significant portion of our quarterly revenues may be derived from orders placed and shipped in the same quarter, which we call our “turns business.”  Our turns business may vary widely quarter to quarter.  We can neither assure you that this trend will continue nor that our estimated turns business will be achieved.  Our third quarter revenues were impacted primarily by improved availability of semiconductor components for equipment incorporating our products, which caused our customers to reduce their inventories of our products.  This inventory rebalancing continues in the fourth quarter.  In addition, we believe that uncertainty in our customers’ end markets and our customers’ increased focus on cash management has caused our customers to delay product orders and reduce delivery lead-time expectations, which reduces our ability to project revenues.

We may fail to meet our demand forecasts if our customers cancel or delay the purchase of our products.

Many of our customers have numerous product lines, numerous component requirements for each product, sizeable and complex supplier structures, and typically engage contract manufacturers for additional manufacturing capacity.  In addition, our customers often shift buying patterns as they manage inventory levels, market different products, or change production schedules.  This makes forecasting their production requirements difficult and can lead to an inventory surplus of certain of their components.

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

We depend on a limited number of customers for a major portion of our revenues.  Through direct, distributor and subcontractor purchases, Cisco Systems accounted for more than 10% of our revenues in the first nine months of 2004.  We do not have long-term volume purchase commitments from any of our major customers. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

While our larger customers have indicated growth expectations in the fourth quarter of 2004 and in 2005, this may not necessarily translate into revenues for PMC.

The loss of our key customer, or a reduction in our sales to any major customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations.

Product sales mix may adversely affect our profitability over time.

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

Our customers are increasingly price conscious, as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in Networking equipment.   We continue to experience more aggressive price competition from competitors that wish to enter into the market segments in which we participate.  These circumstances may make some of our products less competitive and we may be forced to decrease our prices significantly to win a design.  We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

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

Other competitors include major domestic and international semiconductor companies, such as Agilent, Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, Motorola, NEC, Texas Instruments, and Toshiba.  These companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate.  This represents a serious competitive threat to us.

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

We sell products to customers whose characteristics include evolving industry standards, short product lifespans, and new manufacturing and design technologies.  Many of the standards and protocols for our products are based on networking technologies that may not have been widely adopted or ratified by one or more of the standard-setting bodies in our customers’ industry.  Our customers may delay or alter their design demands during this standard-setting process.  In response, we must redesign our products to suit these changing demands.  Redesign is expensive and usually delays the production of our products.  Our products may become obsolete during these delays.

Since many of the products we develop do not reach full production sales volumes for a number of years, we may incorrectly anticipate market demand and develop products that achieve little or no market acceptance.

Our products generally take between 12 and 24 months from initial conceptualization to development of a viable prototype, and another 3 to 18 months to be designed into our customers’ equipment and sold in production quantities.  Our products often must be redesigned because manufacturing yields on prototypes are unacceptable or customers redefine their products to meet changing industry standards or customer specifications.  As a result, we develop products many years before volume production and may inaccurately anticipate our customers’ needs.

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

We are exposed to foreign currency rate fluctuations because a significant part of our development, test, marketing and administrative costs are in Canadian dollars, and our selling costs are incurred in a variety of currencies around the world.  The US dollar has devalued significantly compared to the Canadian dollar and this trend may continue.  To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not eliminate, the impact of foreign currency exchange rate movements.  In addition, this foreign currency risk management policy may not be effective in addressing long-term fluctuations since our contracts do not extend beyond a 12-month maturity.

Changes in political and economic climate in China may have a significant impact on our profitability.

China represents a significant portion of our net revenues (11% and 15% for each of the nine months ended September 26, 2004 and September 26, 2003, respectively, based on ship to location).  Our financial condition and results of operations are becoming increasingly dependent on our sales in China.  Any instability in China’s economic environment could lead to a contraction of capital spending by our customers. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

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

In addition, a significant portion of our sales flow through our distribution channel which generally represent a higher credit risk.  Should these companies enter into bankruptcy proceedings or breach their debt covenants, our revenues could decrease and collection of our significant accounts receivables with these companies could be jeopardized.

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

There has been ongoing public debate whether stock options granted to employees should be treated as compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in July 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we will have significant and ongoing accounting charges.

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

Based on a sensitivity analysis performed on the financial instruments held at September 26, 2004, the impact to the fair value of our investment portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $1.5 million, $2.9 million and $4.4 million respectively.

Other Investments:

Our other investments also include strategic investments in privately held companies or venture funds that are carried on our balance sheet at cost, net of write-downs for non-temporary declines in market value.  We expect to make additional investments like these in the future.  These investments are inherently risky, as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages.  The market for the technologies or products that they have under development is typically in the early stages, and may never materialize.  We could lose our entire investment in these companies and partnerships or may incur an additional expense if we determine that the value of these assets have been impaired.  We may record an impairment charge to our operating results should we determine that these funds have incurred a non-temporary decline in value.

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

At September 26, 2004, we had two currency forward contracts outstanding that qualified and were designated as cash flow hedges.  The U.S. dollar notional amount of these contracts was $28.4 million and the contracts had a fair value of $1.8 million as of September 26, 2004.  A 10% shift in foreign exchange rates would not have materially impacted our other income because our foreign currency net asset position was immaterial.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our chief executive officer and our chief financial officer, our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II –OTHER INFORMATION

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

The following table summarizes the activity under all of our stock option plans for the first nine months of 2004:

(in thousands, except per share amounts)	Shares Available for Options	Number of Options Outstanding	Weighted Average Exercise Price Per Share

Balance at December 28, 2003	33,285	22,108	$7.51
Additional shares reserved (1)	8,717	—	—
Granted (2)	(6,543)	6,543	$18.82
Exercised	—	(2,135)	$5.62
Cancelled or expired	1,051	(1,051)	$12.31
Balance at September 26, 2004	36,510	25,465	$10.37

(1)                  On January 1, 2004, 8.7 million shares were automatically authorized for issuance under the 1994 Incentive Stock Plan.

(2)                  On December 29, 2003 we granted options to purchase approximately 5.5 million shares of common stock with an exercise price of $20.13, which was the closing price of our stock on the grant date.  In the first 9 months of 2004, we also granted options to purchase approximately 1.0 million shares, primarily to new employees.

Item 6.                                   EXHIBITS

Exhibits –

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

PMC-SIERRA, INC.
(Registrant)

Date:	October 29, 2004	/s/ Alan F. Krock
Alan F. Krock
Vice President, Finance
Chief Financial Officer and
Principal Accounting Officer