Form 10-K
period 2004-12-26
PMC SIERRA INC
filed 2005-03-11
CIK 767920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 26, 2004

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
Common Stock, par value $0.001
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  ☒               No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).              Yes  ☒             No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on June 25, 2004 as reported by the Nasdaq National Market, was approximately $1.6 billion. Shares of Common Stock held by each executive officer and director and by each person known to the Registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2005, the Registrant had 179,780,423 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders are
incorporated by reference into Part III of this Form 10-K Report.

PART I

ITEM 1.  Business

PMC-Sierra, Inc. designs, develops, markets and supports high-speed broadband communications and storage semiconductors and MIPS-powered microprocessors for service provider, enterprise, storage, and wireless networking equipment.  We have more than 230 different semiconductor devices that are sold to leading equipment manufacturers, who in turn supply their equipment principally to communications network service providers and enterprises.  We provide superior semiconductor solutions for our customers by leveraging our intellectual property, design expertise and systems knowledge across a broad range of applications.

PMC-Sierra was incorporated in the State of California in 1983 and reincorporated in the State of Delaware in 1997.  Our Common Stock trades on the Nasdaq National Market under the symbol “PMCS” and is included in the S&P 500 index.

Our principal executive offices are located at 3975 Freedom Circle, Santa Clara, California 95054, and our phone number is (408) 239-8000. Our internet webpage is located at www.pmc-sierra.com; however, the information in, or that can be accessed through, our webpage is not part of this report.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our webpage after we electronically file or furnish such material with the Securities and Exchange Commission, or SEC.

Our fiscal year ends on the last Sunday of the calendar year.  Fiscal years 2004, 2003 and 2002 each consisted of 52 weeks.  Fiscal 2005 will consist of 53 weeks.  For ease of presentation, we have referred to December 31 as our fiscal year end for all years.  In this Annual Report on Form 10-K, “PMC-Sierra”, “PMC”, “the Company”, “us”, “our” or “we”, means PMC-Sierra, Inc. together with our subsidiary companies.

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

•                  customer product inventory levels, needs and order levels;

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

•                  restructuring activities, expenses and associated annualized savings; and

•                  our business outlook.

INDUSTRY OVERVIEW

The growth in Internet and wireless connectivity worldwide is driving increasing demand for bandwidth and efficient networks that can manage higher levels of data traffic. At the same time, communication service providers are seeking ways to increase their revenues by bundling and delivering a growing range of services to their customers in a cost-effective manner. To provide these voice, data, and video services, communication service providers are transitioning their voice-centric infrastructure to data-centric networks. Newer applications such as voice over Internet Protocol (VoIP), video-on-demand, third generation wireless services, and network-attached storage are expected to drive additional traffic into the global network infrastructure. Commercial enterprises are also expanding their data networks to compete cost-effectively in a world where more and more business operations require Internet connectivity and the ability to capture, store, and access large quantities of data.

Different types of data transmitted at various speeds over the Internet require service providers and enterprises to invest in multi-service equipment that can efficiently manage and transport the varied types of network traffic.  In simplified terms, Internet traffic moves over a hybrid series of distinct networks, with each network built using copper wires, coaxial cables or fiber optic cables.  These networks carry high-speed traffic in the form of electrical and optical signals that are transmitted and received by complex networking equipment.  To ensure that this equipment and the various networks can more easily communicate with each other, original equipment manufacturers (OEMs) and makers of communications semiconductors have developed numerous communications standards and protocols for the industry.  These communications protocols make it easier for complex high-speed data traffic to be sent and received reliably and efficiently — whether intra-office, across the country, or internationally.

One industry standard that packages information into a fixed-size cell format for transportation across networks is Asynchronous Transfer Mode, or ATM. Many service providers deploy equipment that handles this protocol because it can support voice, video, data, and multimedia applications simultaneously.  Internet Protocol (IP) is another transport protocol that maintains network information and routes packets across networks.  IP packets are larger and can hold more data than ATM cells, but in some applications may not be able to provide the same quality of service because they are not optimized for time-sensitive signals such as video and voice.

Despite this limitation of IP traffic, there is a growing trend toward the use of VoIP as networks become more data-centric and new hybrid equipment solutions can handle both ATM and IP.

High capacity data communication over fiber optic systems uses a standard called SONET (for Synchronous Optical Network) in the Americas and parts of Asia, and which is called SDH (for Synchronous Digital Hierarchy) in the rest of the world. In addition to using SONET to increase the bandwidth, or capacity, of their networks, many service providers have also deployed equipment that uses an optical technology called dense wave division multiplexing.  Rather than transmitting a single light signal over an optical fiber, dense wave division multiplexing allows many different light signals (each of a different wavelength) to be transmitted simultaneously.  By deploying this technique at higher transmission rates, carriers can move more signals across transmission lines.

Ethernet is a protocol historically used within an enterprise’s local area networks, or LANs, that is now also used in wide area networks, or WANs.  Service providers are beginning to transport Ethernet traffic over their existing SONET infrastructure because service providers are familiar with SONET, which provides a relatively efficient way to handle increasing amounts of data moving from the LAN to the WAN.

Digital Subscriber Line, or DSL, is an access technology that allows for high-speed data communication over existing copper telephone lines between end-users and service providers. DSL uses a complex digital signal processing technique to achieve typical downstream data speeds of 1.5 megabits per second and typical upstream speeds of 128 kilobits per second. DSL is largely intended for residential and small business customers who desire higher speed access to Internet services.  With increasing demand for faster bandwidth, service providers in some regions are beginning to deploy Asymmetric DSL (ADSL2 and ADSL 2+) and Very High Speed DSL (VDSL) to increase transmission rates over copper wires.

Service providers not only need to transport large amounts of data at high speeds using different protocols and technologies, but they also experience traffic bottlenecks where high-speed long-haul traffic is handed off to networking equipment in a city center or region, called the metro area.  Enterprises with their own communication networks, particularly those that have integrated high-speed data storage systems into their businesses, can experience similar bottlenecks.  In response, many OEMs are designing faster and more highly integrated equipment to handle higher data volumes, which must also accommodate multiple communication protocols.

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

PRODUCTS

PMC-Sierra designs, develops, markets and supports a broad range of high-performance integrated circuits that process analog and digital signals in a wide range of speeds and protocols that are used in the telecommunications and data networking industries. We have more than 230 revenue-producing products in our portfolio.  Many of our products are designed with standardized interfaces between chips so our customers can more easily develop and implement solutions involving multiple PMC-Sierra products.

We sell our semiconductor products primarily into five areas of the worldwide network infrastructure, which we call the Metro, Access, Enterprise, Storage and Consumer-related markets. The following describes PMC-Sierra’s view of these markets and some typical equipment that may include our chips and chipsets.  Due to the complexity of the telecommunications network, it is not possible to sharply delineate networking functions or markets served. In addition, many of our products may be used in multiple classes of networking equipment that are deployed across all of the market areas identified below, while some of our other products have highly specialized applications.  For example, our microprocessors can be used in many networking equipment applications (such as high-speed routers or networked printers), while a single wireless infrastructure chip may only be used in one specific application (e.g., power amplification for a wireless base station).  In some situations, different OEMs might use our chips or chipsets in equipment addressing more than one of the market areas noted below.  Further, during the lifecycle of their products, our customers may redesign their products and exclude our products from the new design.  We are not always aware when customers undertake such actions.

While our current product development efforts are focused on each of the following network infrastructure areas, we derive less than 10% of our current revenues from each of the storage and advanced consumer markets.  One of our key objectives is to expand our business in these markets.

•                  Metro: the metropolitan area of the telecommunications infrastructure is predominantly a fiber optic-based network that provides high-speed communications and data transfer over a city center or regional area.  This portion of the network manages traffic inside its own region and manages traffic between the access and long-haul transport networks for inter-city or international transmission.  Our products are used in metro equipment such as multi-service switches and routers that gather and process signals in different protocols, and then transmit them to the next destination as quickly and efficiently as possible.  The next-generation equipment in the metro portion of the network that can handle different data protocols is often referred to as multi-service provisioning platforms (MSPPs).

•                  Access:  this area of the telecommunications network infrastructure encompasses wired and wireless equipment that aggregates transmissions from the home or office and connects that traffic to the metro and the wide area network (WAN). For example, our semiconductors would be used in equipment such as add-drop multiplexers (which add and drop signals or streams of data from optical networks) and switches (which direct the data traffic to other destinations within the network).  The Access area of the network involves not only aggregation equipment but also termination equipment, which separate trunk data signals into lower speed, tributary data signals.  Many of our networking devices used in wireline communications infrastructure are also deployed in the transmission of wireless data traffic to the network.

•                  Enterprise: this area of the network includes equipment that is deployed primarily in the office for data communications and other local area network applications. Equipment such as switches and routers are used by both large and small businesses and enterprises to manage their data on an inter-office and intra-office basis. This segment would also include office network equipment such as laser printers or multi-function printers, where we sell our standalone and integrated MIPS-powered microprocessors.

•                  Storage: most companies connect to their data storage either directly or indirectly, the latter using network-attached systems (NAS) or storage area networks (SAN). Our devices enable the interconnection of the servers, switches and storage devices that comprise these systems so large quantities of high-speed data can be stored, managed and moved efficiently. New interface protocols that are emerging in the storage market are expected to lower overall cost of storage systems.

•                  Consumer:  While not generally considered part of the network infrastructure, the consumer area includes equipment used primarily by individuals in their homes for communications or entertainment purposes that require interfaces with the telecommunications network. For example, some of our microprocessors are used in equipment such as set-top boxes, VoIP telephone adapters, high-definition TVs, and personal video recorders.

Most of our chips and chipsets can be divided into broadly defined functional categories identified below. As with descriptions of the network, particular categories may overlap and a device may be present in more than one category. In addition, some products, particularly multiple chip sets, integrate different functions and could be classified in one or more categories. For example, some of our products convert high-speed analog signals to digital signals and split or combine various transmission signals.

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

•                  Framers and mappers: before the data can be sent to the next destination, it must be converted into a proper format for transmission in the network.  For example, the framing function arranges the bits into different size formats, commonly referred to as “cell” or “packet” formats, and attaches the appropriate information to the formats to ensure they reach their destinations.  In turn, this data may be inserted into other frames, such as SONET/SDH frames, for transmission across high-speed fiber optics.

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

•                  Microprocessors: these devices perform the high-speed computations that help identify and control the flow of signals and data in many different types of network equipment used in the communications, enterprise and consumer markets. With greater demand for integration of features and functions on a single device, more system-on-a-chip (SoC) solutions are being developed.

•                  Serializers/Deserializers:  these devices convert networking traffic between slower speed parallel streams and higher speed serial streams.  OEMs use serial streams to reduce networking equipment line connections, and parallel streams to allow them to apply lower cost traffic management technologies.

STRATEGY

Our high-speed semiconductor solutions are based on our knowledge of network applications, system requirements and networking protocols, and high speed analog and system-on-a-chip design expertise. To achieve our goal of profitably expanding our business, we are pursuing the following four strategies. We seek to employ these strategies in applications such as multi-service switches, routers, digital subscriber line access multiplexers, ethernet switches, add-drop multiplexers, voice over Internet protocol telephony, analog telephone adapters, fibre channel switches, servers employing serial attached SCSI technology, and wireless base stations.

1.  Strengthen our position in the service provider market and broaden our business in the enterprise and storage markets.

We work closely with some of the largest players in the service provider, enterprise and storage markets to help them design and develop standard semiconductor solutions that we anticipate will meet their performance requirements while lowering their costs. The majority of our products are used by OEMs that sell their network equipment to worldwide telecommunications service providers.  We continue to focus our R&D on the growth segments of their business.  We are also broadening our product line for the storage and enterprise markets. For example, we introduced a number of new products this past year for OEMs selling equipment into the direct-attached and fabric-attached storage markets. Our leading edge high-performance devices are built on protocols such as Fibre Channel, Serial ATA (SATA) and Serial Attached SCSI (SAS) protocols. We expect the need for faster and more complex devices based on these protocols to increase as next-generation storage equipment is deployed in network systems. With regard to the enterprise market, we are pursuing selective opportunities that are closer to the edge of the customer premise equipment market. For example, our VoIP-enabled multi-service processors are being designed into applications that are targeted at broadband gateways, analog telephone adapters, and small enterprise class IP-based private bank exchanges (PBX’s).

2.  Leverage our technical expertise across a diverse base of applications.

We have a strong history of analog, digital, mixed signal and microprocessor expertise and we are able to integrate many of these functions and protocols into complex devices. We leverage our common technologies and intellectual property across a broad range of networking equipment. Many OEMs recognize they can obtain highly complex, broadband communications technology from companies such as PMC-Sierra rather than dedicating their own resources to develop custom chips. We intend to take advantage of our customers’ growing requirements to outsource more of the silicon content in their networking equipment which will allow the OEMs to reduce their development costs and improve time-to-market while differentiating their products in other ways.  We are constantly looking at ways to lower costs and increase integration for our customers, such as our capability in system-on-a-chip (SoC) design capabilities that can incorporate third party intellectual property and various interface requirements.

3.  Provide best-in-class products, customer service and technical support.

We work very closely with our customers to ensure they get the best service and technical support required to assist them with their product development efforts. As the marketplace for telecommunications equipment suppliers consolidates, we believe our largest customers and their products will take an increasing percentage of the overall market in their areas of expertise. Customers such as Alcatel, Cisco, Hewlett Packard, Fujitsu, Huawei, Lucent, NEC, Nortel, Ricoh, and ZTE, are aligning their design and manufacturing operations with key suppliers like PMC-Sierra.

4.  Continue to increase our presence in Asian markets.

We continue to strengthen our relationships and business activity with our Asian customers. In 2004, 46% of our total revenues were received from the Asia Pacific region, including China and Japan. Based on PMC’s revenues in 2004, some of our largest customers in Japan and Korea included Fujitsu, NEC, Ricoh and Samsung.  In addition, we continue to work with OEMs in the People’s Republic of China, including Fiberhome, Huawei, and ZTE.  Our customers in Asia are broadening their product offerings in Access, Metro and Wireless Infrastructure equipment to meet the growing needs of their domestic markets as well as emerging international markets such as India and South America.

SALES, MARKETING AND DISTRIBUTION

Our sales and marketing strategy is to have our products designed into our customers’ equipment by developing superb products for which we provide premium service and technical support. We maintain close working relationships with our key customers. Our marketing team is focused on developing new products and solutions that meet the needs of our customers, including original equipment manufacturers and original design manufacturers. We are often involved in the early stages of design concerning our customers’ plans for new equipment. This helps us determine if our existing products can be used in their new equipment or if new devices need to be considered for the application. To assist us in our planning process, we are in regular contact with our key customers to discuss industry trends, emerging standards and ways in which we can assist in their new product requirements.

To promote our products, our sales and marketing teams are actively involved in demonstrating our devices with other industry suppliers and providing technical information to our customers.  Technical support is essential to our customers’ success, and we provide this through field application engineers, technical marketing and systems engineers.  We also provide more detailed information and support for our product line through our corporate website and special customer-accessible extranet sites. We believe that providing comprehensive product service and support is critical to shortening customers’ design cycles and maintaining a competitive position in the markets that we serve.

Our sales team is focused on selling and supporting our chips and chipsets for equipment providers who are in turn selling their products to service provider, enterprise, storage or consumer customers.  To better match our available sales resources to market opportunities we also focus our sales and support efforts on target customers.

We sell our products to end customers directly and through distributors and independent manufacturers’ representatives. In 2004, approximately 48% of our orders were shipped through our distributors, approximately 32% were sent by us directly to contract manufacturers selected by OEMs, and the balance of 20% were sent directly to our OEM customers.

Our largest distributor is Memec Group Holdings Ltd. (Memec), which represents our products worldwide (excluding Japan, Israel, and Taiwan).  We recognize sales through Unique Technologies (Unique), a North American branch of Memec, on a sell-through basis, which is once Unique ships our products to the end customer.  In 2004, total sales shipped through the Memec Group were $95.8 million, or 32% of total revenues (2003 – 21%, 2002 - 24%).  Our second largest distributor is Macnica Inc.  Sales shipped through this distributor in 2004 were approximately 12% of total revenues, 11% of total revenues for 2003, and less than 10% of total revenues in 2002.

Our sales outside of the United States, based on customer billing location, accounted for 62% of total revenue in 2004, 52% in 2003, and 45% in 2002. Our sales to customers in Asia, including Japan and China, continued to increase in 2004 (46% of sales) from 2003 (38% of sales) in part because many of our OEM customers increased the use of Asian based contract manufacturers for the assembly of their products.  Sales to Cisco Systems through distributors, contract manufacturers and direct sales represented more that 10% of our total revenues in 2004.

MANUFACTURING

PMC-Sierra is a fabless company, meaning that we do not own or operate foundries for the production of the silicon wafers from which our products are made.  Instead, we use independent foundries and chip assemblers for the manufacture of our products.  We believe our fabless approach to manufacturing provides us with the benefit of superior manufacturing capability, as well as the flexibility to move wafer manufacture, assembly and test of our products to the vendors that offer the best technology and service, at a competitive price.

Our lead-time, or the time required to manufacture our devices, is typically 12 to 16 weeks.  Based on this lead-time, our team of production planners initiates purchase orders with our wafer suppliers and for the assembly and test of our parts so that, to the best of our ability, our products are available to meet customer demand.

Wafer Fabrication

We manufacture our products at independent foundries using standard CMOS process techniques.  We purchase substantially all of the silicon wafers from which we manufacture our products from Chartered Semiconductor Manufacturing Ltd. (“Chartered”), and Taiwan Semiconductor Manufacturing Corporation (“TSMC”).  These independent foundries produce the wafers for our networking products at feature sizes down to 0.13 micron.  By using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing, development and testing of new products.  In addition, we avoid the fixed costs associated with owning and operating fabrication and chip assembly facilities, and the costs associated with updating these facilities to manage constantly evolving process technologies.

We have supply agreements with both Chartered and TSMC that were renewed through December 31, 2005. As a result of these renewals, the deposits we have made to secure access to wafer fabrication capacity decreased subsequent to December 31, 2004 to $5.1 million.  Under these agreements, the foundries must supply certain quantities of wafers per year.  Neither of these agreements have minimum unit volume requirements but we are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. These agreements may be terminated at any time if either party violates the terms of the agreements.  We do not currently anticipate any problems in renewing these supply agreements beyond the current expiry dates.

Assembly and Test

Once our wafers are fabricated, they must be probed, or inspected, to identify which individual units, referred to as die, were properly manufactured.  Most wafers that we purchase are sent directly to an outside assembly house where the die are individually cut and packaged into semiconductor devices.  The individual devices are then run through various electrical, mechanical and visual tests before customer delivery.  With most of our products, we have the option to probe the wafers or test the final chips in-house or subcontract the probing or testing to independent subcontractors.

Quality Assurance

The industries that we serve require high quality, reliable semiconductors for incorporation into their equipment.  We pre-qualify each vendor, foundry, assembly and test subcontractor.  Wafers supplied by outside foundries must meet our incoming quality and test standards.  We conduct a portion of our test operations on advanced mixed signal and digital test equipment in our Burnaby facility. The remainder of our testing is performed predominantly by independent U.S. and Asian companies.

RESEARCH AND DEVELOPMENT

Our research and development efforts are market and customer-focused and often involve the development of both hardware and software.  These devices, commonly referred to as systems-on-a-chip (SoCs), are targeted for use in enterprise, storage and service provider markets. Increasingly, our OEM customers that serve these end markets are demanding complete solutions with software support and complex feature sets.

From time to time we announce new products to the public once development of the product is substantially completed, and there are no longer significant costs to be incurred. As we have a portfolio of more than 230 products, we do not consider any individual new product or group of products released in a year to be material, beyond our continuing development of a portfolio of products that meet our customers’ future needs.

At the end of fiscal 2004, we had design centers in the United States (California, Oregon, and Pennsylvania) and Canada (British Columbia, Saskatchewan, Manitoba, Ontario and Quebec).  In 2003, we closed design centers in Maryland, Ireland and India as a result of corporate restructuring activities.

We spent $120.5 million in 2004, $119.5 million in 2003 and $137.7 million in 2002 on research and development.

BACKLOG

Our sales originate from customer purchase orders.  However, our customers frequently revise order quantities and shipment schedules to reflect changes in their needs.  We believe that orders placed with delivery dates in excess of six months are not firm orders. As of December 31, 2004, our backlog of products scheduled for shipment within six months totaled approximately $50.0 million. Unless our customers cancel or defer to a subsequent year a portion of this backlog, we expect this entire backlog to be filled in 2005.  Our backlog of products as of December 31, 2003 for shipment within six months totaled $67.0 million.

Our backlog includes our backlog of shipments to direct customers, minor distributors and a portion of shipments by our major distributor to end customers.  Our customers may cancel or defer backlog orders at their discretion without penalty.  Accordingly, we believe that our backlog at any given time is not a meaningful indicator of future long-term revenues.

COMPETITION

We typically face competition at the customer design stage when our customers are determining which semiconductor components to use in their new and next generation equipment designs.

Most of our customers choose a particular semiconductor component primarily based on whether the component:

•                  meets the functional requirements;

•                  interfaces easily with other components in a design;

•                  meets power usage requirements;

•                  is priced competitively; and

•                  is commercially available on a timely basis.

OEMs are becoming more price conscious as semiconductors sourced from third party suppliers start to comprise a larger portion of the total materials cost in OEM equipment.  This price pressure from our customers can lead to aggressive price competition by competing suppliers that may force us to decrease our prices significantly to win a design and therefore decrease our gross profit.

OEMs also consider the quality of the supplier when determining which component to include in a design.  Many of our customers will consider the breadth and depth of the supplier’s technology, as using one supplier for a broad range of technologies can often simplify and accelerate the design of next generation equipment.  OEMs will also consider a supplier’s design execution reputation, as many OEMs design their next generation equipment concurrently with the semiconductor component design.  OEMs also consider whether a supplier has been pre-qualified, as this ensures that components made by that supplier will meet the OEM’s quality standards.

Our competitors can be classified into two major groups.  First, we compete against established peer-group semiconductor companies that focus on the communications semiconductor business.  These companies include Agere Systems, Applied Micro Circuits Corporation, Broadcom, Conexant Systems, Emulex, Exar Corporation, Freescale Semiconductors, LSI Logic Corporation, Marvell Technology Group, Mindspeed Technologies, Qlogic, Silicon Image, Transwitch and Vitesse Semiconductor.  Many of these companies are well financed, have significant communications semiconductor technology assets and established sales channels, and depend on the market in which we participate for the bulk of their revenues.

Second, we also compete with major domestic and international semiconductor companies, including Agilent, Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, and Texas Instruments.  Some of these companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate.

Over the next few years, it is possible for additional competitors to enter the market with new products, some of which may also have greater financial and other resources than us.

We are also continuing to expand into certain markets, such as storage, wireless infrastructure and general purpose microprocessors, that have established incumbents with substantial financial and other resources.  Some of these incumbents derive a majority of their earnings from these markets.  We expect continued strong competition in these markets.

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have been awarded 167 U.S. and 77 foreign patents for circuit designs and other innovations used in the design and architecture of our products.  In addition, we have 80 patent applications pending in the U.S. Patent and Trademark office.  Our patents typically expire 20 years from the patent application date, with our existing patents expiring between 2010 and 2022.

We do not consider our business to be materially dependent upon any one patent.  We believe that a strong portfolio of patents combined with other factors such as our ability to innovate, technological expertise and the experience of our personnel are important to compete effectively in our industry.  Our patent portfolio also provides the flexibility to negotiate or cross license intellectual property with other semiconductor companies to broaden the features in our products.

To protect our other intellectual property we rely on mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements, and licensing arrangements.

Our only material license is the MIPS microprocessor architecture license from MIPS Technologies Inc., on which our microprocessor-based products are based.  While the desktop computer microprocessor market is dominated by the Intel Corporation’s “x86” complex instruction set computing, or CISC, architecture, several competing microprocessor architectures have emerged for other microprocessor markets such as the embedded computing market.  Because of their higher performance and smaller space requirements, most of the competing architectures, such as the MIPS architecture, utilize reduced instruction set computing, or RISC architectures.  The MIPS architecture is widely supported through semiconductor design software, operating systems and companion integrated circuits.  Because this license supports the architecture behind our microprocessors, we must retain the MIPS license in order to produce our next generation microprocessor products.  However, this license may be terminated only if we do not make the required royalty payments or breach confidentiality obligations.

PMC, PMCS, PMC-Sierra and our logo are our registered trademarks and service marks.  We own other trademarks and service marks not appearing in this Annual Report.  Any other trademarks used in this Annual Report are owned by other entities.

EMPLOYEES

As of December 31, 2004, we had 951 employees, including 600 in Research and Development, 100 in Production and Quality Assurance, 167 in Sales and Marketing and 84 in Administration.  Our employees are not represented by a collective bargaining agreement and we have never experienced any related work stoppage.

ITEM 2.  Properties.

PMC leases properties in twenty-one locations worldwide.  Approximately 33% of the space leased by PMC was excess at December 31, 2004. Approximately 52% of the excess space has been subleased and we are actively pursuing opportunities to sublease or negotiate our exit from the remaining facilities.

We lease a total of 108,000 square feet in Santa Clara, California, to house the majority of our US design, engineering, product testing, sales and marketing operations.

Our Canadian operations are located in Burnaby, British Columbia where we lease 184,000 square feet of office space in three separate buildings.  These locations support a significant portion of our product development, manufacturing, marketing, sales and testing activities.

We also operate six additional research & development centers:  four in Canada and two in the US.

We have twelve sales offices located in Europe, Asia, the Middle East and North America.

ITEM 3. Legal Proceedings.

We are currently not engaged in legal proceedings that require disclosure under this item.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Stock Price Information.  Our common stock trades on the Nasdaq National Market under the symbol PMCS.  The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the Nasdaq National Market:

2003	High	Low

First Quarter	$7.26	$4.77
Second Quarter	13.33	6.01
Third Quarter	14.97	10.44
Fourth Quarter	22.47	13.45

2004	High	Low

First Quarter	$24.51	$15.94
Second Quarter	18.51	12.11
Third Quarter	13.37	8.26
Fourth Quarter	12.02	8.69

To maintain consistency, the information provided above is based on the last day of the calendar quarter rather than the last day of the fiscal quarter.  As of February 28, 2005 there were 1,291 holders of record of our Common Stock.

We have never paid cash dividends on our Common Stock.  We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. Selected Financial Data

	Year Ended December 31, (1)
	2004(2)	2003(3)	2002(4)	2001(5)	2000(6)
	(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:

Net revenues	$297,383	$249,483	$218,093	$322,738	$694,684
Cost of revenues	87,542	87,875	89,542	137,262	166,161
Gross profit	209,841	161,608	128,551	185,476	528,523
Research and development	120,492	119,473	137,734	201,087	178,806
Marketing, general and administrative	46,135	45,974	63,419	90,302	100,589
Amortization of deferred stock compensation
Research and development	—	317	2,645	32,506	32,258
Marketing, general and administrative	697	691	168	8,678	4,006
Impairment of property and equipment	—	—	1,824	—	—
Restructuring costs and other special charges	3,520	15,314	—	195,186	—
Impairment of goodwill and purchased intangible assets	—	—	—	269,827	—
Amortization of goodwill	—	—	—	44,010	36,397
Costs of merger	—	—	—	—	37,974
Acquisition costs	1,212	—	—	—	—
Acquisition of in process research and development	—	—	—	—	38,200
Income (loss) from operations	37,785	(20,161)	(77,239)	(656,120)	100,293
Interest income, net	4,859	1,709	6,518	14,339	18,887
Foreign exchange gain (loss)	(1,295)	(954)	(1)	207	38
Gain (loss) on extinguishment of debt and amortization of debt issue costs	(2,233)	287	(1,564)	(652)	—
Gain (loss) on investments	9,242	2,416	(11,579)	(14,591)	58,491
Provision for (recovery of) income taxes	(3,323)	(8,712)	(18,858)	(17,763)	102,412
Net income (loss)	$51,681	$(7,991)	$(65,007)	$(639,054)	$75,298

Net income (loss) per share - basic: (7)	$0.29	$(0.05)	$(0.38)	$(3.80)	$0.46
Net income (loss) per share - diluted: (7)	$0.27	$(0.05)	$(0.38)	$(3.80)	$0.41

Shares used in per share calculation - basic	180,353	173,568	170,107	167,967	162,377
Shares used in per share calculation - diluted	188,903	173,568	170,107	167,967	181,891

	As of December 31, (1)
	(in thousands)
BALANCE SHEET DATA:

Working capital	$152,306	$317,444	$229,021	$214,471	$340,986
Cash, cash equivalents, and short-term investments	274,686	411,928	416,659	410,729	375,116
Long-term investment in bonds and notes	139,111	41,569	148,894	171,025	—
Total assets	507,024	552,956	728,716	855,341	1,126,090
Long-term debt (including current portion)	68,071	175,000	275,000	275,470	2,333
Stockholders’ equity	299,337	226,297	198,639	272,227	851,318

(1)   The Company’s fiscal year ends on the last Sunday of the calendar year.  December 31 has been used as the fiscal year end for ease of presentation.

(2)   Results for the year ended December 31, 2004 include $0.7 million amortization of deferred stock compensation, $0.7 million reversal of a provision for excess inventory resulting from the sale of inventory that was previously provided for, $1.2 million acquisition costs related to a purchase of assets, $3.5 million net charge for additional excess facilities costs related to our 2001  restructurings, $1.3 million elimination of a provision for employee-related taxes, $1.8 million loss on extinguishment of debt, $9.2 million gain on sale of investments, $5.1 million recovery of prior year taxes, $9.4 million tax recovery based on agreements and assessments with Canada Revenue Agency and $1.5 million foreign exchange loss on Canadian taxes.

(3)   Results for the year ended December 31, 2003 include a $15.3 million net charge for restructuring costs, the $1.8 million elimination of a provision for potential litigation costs, a $2.5 million gain on sale of property and investments, $1.7 million gain on extinguishment of debt, and a $3.5 million receipt of prior year income taxes.  The $15.3 million net charge for restructuring is comprised of $7.2 million for workforce reduction, $11.9 million for excess facilities, $1.4 for asset impairments, $4.5 million reversal of excess facilities costs related to our October 2001 restructuring and $0.7million reversal of excess workforce reduction costs related to our January 2003 restructuring plan.

(4)   Results for the year ended December 31, 2002 include a $4.0 million allowance for inventories in excess of twelve-month demand, recorded in cost of revenues, a $1.8 million write-down for impairment of property and equipment, a $15.3 million charge for impairment of other investments recorded in gain (loss) on investments and a $3.8 million gain on sale of other investments.  In accordance with the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, we ceased amortizing goodwill at the beginning of 2002, thereby eliminating amortization expense of approximately $2 million.

(5)   Results for the year ended December 31, 2001 include a $20.7 million allowance for inventories in excess of twelve-month demand, recorded in cost of revenues, a $195.2 million charge for restructuring and other costs, a $269.8 million write-down for impairment of goodwill and purchased intangible assets, a $17.5 million charge for impairment of other investments, recorded in gain (loss) on investments, and a $2.9 million gain on sale of other investments.

(6)   Results for the year ended December 31, 2000 include costs of merger of $38.0 million and acquisition of in process research and development of $38.2 million related to the acquisitions of AANetcom, Inc., Extreme Packet Devices, Inc., Quantum Effect Devices, Inc. and SwitchOn Networks Inc.

(7)   Reflects two 2-for-1 stock splits, in the form of 100% stock dividends, effective May 1999 and February 2000.

Quarterly Comparisons

The following tables set forth the consolidated statements of operations for each of our last eight quarters.  This quarterly information is derived from unaudited interim financial statements and has been prepared on the same basis as the annual Consolidated Financial Statements.  In management’s opinion, this quarterly information reflects all adjustments necessary for fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2004				Year Ended December 31, 2003
	Fourth (1)	Third (2)	Second (3)	First (4)	Fourth (5)	Third (6)	Second (7)	First (8)
STATEMENT OF OPERATIONS DATA:
Net revenues	$61,847	$71,173	$85,703	$78,660	$70,619	$63,100	$60,378	$55,386
Cost of revenues	18,918	21,024	23,843	23,757	22,821	21,868	21,301	21,885
Gross profit	42,929	50,149	61,860	54,903	47,798	41,232	39,077	33,501
Research and development	30,833	30,168	30,689	28,802	28,593	27,759	32,173	30,948
Marketing, general and administrative	9,859	12,148	12,203	11,925	9,176	12,031	12,151	12,616
Amortization of deferred stock compensation:
Research and development	—	—	—	—	—	—	(82)	399
Marketing, general and administrative	—	—	—	697	270	313	95	13
Acquisition costs	—	1,212	—	—	—	—	—	—
Restructuring costs	3,520	—	—	—	2,503	(1,093)	7,260	6,644
Income (loss) from operations	(1,283)	6,621	18,968	13,479	7,256	2,222	(12,520)	(17,119)
Interest income, net	1,529	1,319	1,055	956	450	130	280	847
Foreign exchange gain (loss)	(1,380)	98	20	(33)	(1,035)	(15)	5	92
Gain on extinguishment of debt and amortization of debt issue costs	(97)	(97)	(97)	(1,942)	(249)	1,318	(391)	(391)
Gain (loss) on investments	—	655	—	8,587	85	(162)	1,962	531
Provision for (recovery of) income taxes	(14,348)	2,288	4,537	4,200	(3,017)	329	(1,499)	(4,525)
Net income (loss)	$13,117	$6,308	$15,409	$16,847	$9,525	$3,164	$(9,165)	$(11,515)

Net income (loss) per share - basic	$0.07	$0.03	$0.09	$0.09	$0.05	$0.02	$(0.05)	$(0.07)
Net income (loss) per share - diluted	$0.07	$0.03	$0.08	$0.09	$0.05	$0.02	$(0.05)	$(0.07)

Shares used in per share calculation - basic	181,209	180,280	179,570	178,409	176,464	174,118	172,289	171,402
Shares used in per share calculation - diluted	188,607	187,968	190,136	192,300	190,694	186,137	172,289	171,402

(1)   Results include $3.5 million net charge for additional excess facilities costs related to our 2001 restructurings, $1.3 million elimination of a provision for potential employee-related taxes, $5.1 million recovery of prior year taxes, $9.4 million tax recovery based on agreements and assessments with Canada Revenue Agency, and $1.5 million foreign exchange loss on Canadian taxes.

(2)   Results include $1.2 million acquisition costs related to a purchase of assets and $0.7 million gain on sales of investments.

(3)   Results include $0.7 million reversal of a provision for excess inventory resulting from the sale of inventory that was previously provided for.

(4)   Results include $0.7 million amortization of deferred stock compensation, $1.8 million loss on extinguishment of debt, and $8.6 million gain on sale of an investment.

(5)   Results include a $2.5 million net charge for restructuring costs, $1.8 million elimination of a provision for potential litigation costs and $3.5 million additional recovery of prior year income taxes.  The $2.5 million net charge for restructuring costs is comprised of $3.2 million additional excess facilities costs and the reversal of $0.7 million excess accrual for workforce reduction costs related to our January 2003 restructuring plan.

(6)   Results include $1.1 net reversal of restructuring costs and $1.7 million gain on extinguishment of debt.  The $1.1 million net reversal of restructuring charges is comprised of a $4.5 million reversal of excess facilities costs related to our October 2001 restructuring plan, $3.1 million additional excess facilities costs related to sites abandoned in the March 2001 restructuring and $0.3 million of restructuring costs related to the January 2003 restructuring plan.

(7)   Results include a $7.3 million charge for restructuring costs and $2.0 million net gain on other investments.  The $7.3 million restructuring charge is comprised of $5.1 million for consolidation of excess facilities, $1.3 million asset impairments and $0.8 million for workforce reduction.  The $2.0 million net gain on investments is comprised of $5.5 million gain on sale of other investments and $3.5 million charge for impairment of other investments.

(8)   Results include a $6.6 million charge for restructuring costs consisting of $6.3 million for workforce reduction and $0.3 million for consolidation of excess facilities.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

We generate revenues from the sale of semiconductor devices that we have designed and developed.  Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, more than 99% of our revenues in 2004 came from parts developed in 2003 and earlier. After an individual product is completed and announced it may take several years before that device generates any significant revenues.  Our current revenue is generated by a portfolio of more than 230 products.

In addition to incurring costs for the marketing, sales and administration of the sale of existing products, we expend a substantial amount every year for the development of new semiconductor devices.  We determine the amount to invest in the development of new semiconductors based on our assessment of the future market opportunities for those components, and the estimated return on investment.  Throughout this period, we have maintained our research and development spending at a level that we believe matches current market opportunities.

Net Revenues ($ millions)

	2004	Change	2003	Change	2002

Networking products	$297.4	20%	$248.0	17%	$212.7

Non-networking products	—	(100)%	$1.5	(72)%	$5.4

Net revenues	$297.4	19%	$249.5	14%	$218.1

Net revenues for 2004 increased $47.9 million, or 19% over net revenues in 2003.  Net revenues for 2003 increased $31.4 million, or 14%, over net revenues in 2002.  Our non-networking products reached end of life status in 2003.  We had only networking revenues in 2004 and do not expect to generate non-networking revenues in the future.

During the first half of 2004, we saw increased revenues from the markets for our telecommunication service provider products, particularly for Asymmetric Digital Subscriber Line, or ADSL, wireless, and wireline infrastructure applications in China and North America, improving demand for equipment that incorporates our Metro Optical Transport products and relatively low levels of supply chain inventories, resulting in new orders for PMC products. During the second half of 2004 we saw a sequential quarterly decline in revenues due to telecom and enterprise customers working down their inventory levels and lower order rates from China.  This inventory rebalancing was not specific to any one customer or area of our business, but was related to customers in general adjusting inventory levels down to reflect shorter component lead times and lower equipment demand levels.  Although some customers have continued to reduce their inventory levels, we believe that the revenue trends have stabilized (see ‘Business Outlook’).

In the third quarter of 2004, we approved a routine request from one of our distributors to dispose of certain slow moving inventory, and we completed a specific inventory reduction program, which resulted in net revenue of $5.4 million.  Companies in the semiconductor industry periodically undertake such initiatives to reduce slow moving inventory in sales channels so that customers maintain a mix of inventory suitable for current market demand.  All criteria for revenue recognition were met as the inventory was delivered, title was transferred, payment was received and the price became fixed at the time the inventory was disposed of.  All of the economic incentives offered to the distributor were included in our 2004 third quarter results of operations as revenue reductions.

In 2003, we saw an improvement over the business conditions that had depressed demand for our communication products in 2002.  We saw improved demand for our microprocessor products in enterprise-related applications and products used in asynchronous digital subscriber line (ADSL) infrastructure applications. Our customers began placing new orders for our products as they depleted their inventories of our products that they had held over the previous two years.

Over the past three years, we have seen significant growth in net revenues generated in Asia.  Net revenues from Asia have grown to 46% of total net revenues in 2004 from 38% in 2003, and 27% in 2002.  We attribute this trend primarily to increased manufacturing outsourcing into Asia by our OEM customers as well as increased levels of activity at Asian customers.

Gross Profit ($ millions)

	2004	Change	2003	Change	2002
Networking products	$209.8	30%	$161.0	28%	$126.2
Percentage of networking revenues	71%		65%		59%

Non-networking products	—	(100)%	$0.7	(70)%	$2.3
Percentage of non-networking revenues	—		47%		43%

Total gross profit	$209.8	30%	$161.7	26%	$128.5
Percentage of net revenues	71%		65%		59%

Total gross profit for 2004 increased by $48.2 million, or 30% over gross profit in 2003, which increased by $33.1 million, or 26%, over gross profit in 2002.  The increase in 2004 related primarily to higher sales volumes and higher margins.

Gross profit as a percentage of revenues increased to 71% in 2004 from 65% in 2003.  This increase resulted from the following factors:

•                  higher shipment volumes resulted in manufacturing costs being spread over a greater number of units, increasing gross margin by 3 percentage points; and

•                  a greater portion of our sales were from our higher margin products, which increased gross profit by approximately 3 percentage points.

Our gross profit for 2003 increased by $33.1 million over gross profit in 2002.  This increase in gross profit related primarily to higher sales volumes in 2003 compared to 2002.  Also contributing to the increase in gross profit was the decrease in write-downs for excess inventory from $4.0 million in 2002 to nil in 2003.

Gross profit as a percentage of revenues increased to 65% in 2003 from 59% in 2002.  The following factors affected the margins in 2003 compared to 2002:

•                  a decrease in the write-down of excess inventory from $4.0 million in 2002 to nil in 2003, increasing gross profit by 2 percentage points; and

•                  higher shipment volumes resulted in manufacturing costs being spread over a greater number of units, increasing gross margin by 4 percentage points.

Other Costs and Expenses ($ millions)

	2004	Change	2003	Change	2002
Research and development	$120.5	1%	$119.5	(13)%	$137.7
Percentage of net revenues	41%		48%		63%

Marketing, general and administrative	$46.1	0%	$46.0	(27)%	$63.4
Percentage of net revenues	16%		18%		29%

Amortization of deferred stock compensation:
Research and development	—	(100)%	$0.3	(88)%	$2.6
Marketing, general and administrative	0.7	—	0.7	246%	0.2
	$0.7		$1.0	(64)%	$2.8
Percentage of net revenues	0%		0%		1%

Impairment of property and equipment	—		—		$1.8
Percentage of net revenues	—		—		1%

Restructuring costs	$3.5		$15.3		—
Percentage of net revenues	1%		6%		—

Acquisition costs	$1.2		—		—
Percentage of net revenues	0%		—		—

Research and Development Expenses

Our research and development, or R&D, expenses were $1.0 million, or 1%, higher in 2004 compared to 2003 due primarily to a $4.0 million increase in personnel and contractor costs and $0.8 million increase in amortization of intellectual property related to developed technology acquired in fiscal 2004.  These increases were offset by a $3.9 million reduction in depreciation expense as equipment and development tools became fully depreciated and were not replaced.

Our R&D expenses were $18.2 million, or 13%, lower in 2003 compared to 2002 due to the restructuring program implemented in the first quarter of 2003 and ongoing cost reduction initiatives.  Headcount reductions resulting from the first quarter restructuring program and attrition have decreased our R&D personnel and related costs by $5.3 million.  Of the remaining $12.9 million decrease in other R&D expenses since 2002, $7.6 million related to reduced depreciation expense as more property and equipment became fully depreciated and was not replaced.  Another reason for the decrease in R&D expenses was that costs incurred for product development tools were $4.4 million lower in 2003 than in 2002 as less software and related maintenance was required to support current development activity levels.  Contributing to this reduction in tooling costs was the closure of our development sites in Ireland, India and Maryland as there were fewer licenses required to support the reduced R&D headcount.

Marketing, General and Administrative Expenses

Our marketing, general and administrative, or MG&A, expenses were $0.1 million, or less than 1% higher in 2004 compared to 2003 due primarily to a $4.3 million increase in personnel and contractor costs which was offset by a $3.0 million reduction in depreciation expense as assets became fully depreciated and were not replaced.  In addition, in the fourth quarter of 2004 we eliminated a $1.3 million provision for employee-related taxes on completion of a payroll tax audit.

In 2003, our MG&A expenses decreased $17.4 million, or 27% compared to 2002.  Reductions in headcount due to our first quarter restructuring program and attrition resulted in a decrease of personnel-related costs of $5.7 million.  Other MG&A expenses decreased $11.7 million primarily due to reduced sales commissions of $1.8 million, reduced spending on marketing and corporate communications of $3.0 million, and decreased professional fees of $3.6 million.  The reduction in professional fees included the elimination of a provision for potential litigation costs of $1.8 million.  This amount was established as a reserve in the third quarter of 2002 for potential litigation costs related to a dispute with the general partner of one of our venture capital fund investments.  In the fourth quarter of 2003, we accepted a proposal from the general partner to restructure the fund, thereby settling the dispute and eliminating the need for the reserve.  Other MG&A expenses also decreased $1.7 million due to a reduction in facilities-related costs, resulting from our restructuring programs and ongoing cost control measures.

Amortization of Deferred Stock Compensation

We recorded a non-cash charge of $0.7 million for amortization of deferred stock compensation in 2004 compared to $1.0 million in 2003 and $2.8 million in 2002.

Deferred stock compensation charges decreased $0.3 million from 2003 to 2004 and $1.8 million from 2002 to 2003 due to timing of amortization of deferred stock compensation for certain employees.

Impairment of Property and Equipment

There were no impairments of property and equipment in 2004 or 2003.  In 2002, we recorded an impairment charge of $1.8 million reflecting a reduction in the estimated fair value of a production tester.  This equipment was removed from service because lower manufacturing and product development volumes resulted in excess product testing capacity.

Restructuring Costs

In response to the severe economic downturn in the semiconductor industry in 2001, we implemented two restructuring plans aimed at focusing development efforts on key projects and reducing operating costs.  By the first quarter of 2003, we were still operating in a challenging economic climate, making it necessary to again streamline operations and announce a further restructuring.  Our assessment of market demand for our products and the development efforts necessary to meet this demand were key factors in our decisions to implement these restructuring plans.  As end markets for our products had contracted, certain projects were curtailed in an effort to cut research and development costs.  Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during this period.

We have completed substantially all of the activities contemplated in the original restructuring plans, but have not yet disposed of all our surplus leased facilities as of December 31, 2004.  Upon the final disposition of our surplus leased facilities, we expect to achieve annualized savings of approximately $28.2 million, $67.6 million, and $15.9 million in cost of revenues and operating expenses based on the expenditure levels at the time of the respective March 2001, October 2001 and January 2003 restructurings.

Restructuring – March 26, 2001

In the first quarter of 2001, we implemented a restructuring plan in response to the decline in demand for our networking products and consequently recorded a restructuring charge of $19.9 million.  The restructuring plan included the involuntary termination of 223 employees across all business functions, partial closures of design facilities in Kanata, Santa Clara, Montreal, Burnaby, and Maryland, the closure of product design facilities in San Diego and Denver and the curtailment of semiconductor design activity across the networking markets we serve. We completed the restructuring activities contemplated in our March 2001 restructuring plan by June 2002.  However, we still have ongoing rental commitments for office space in Maryland and Kanata, which we abandoned under this plan.  Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan.  As a result, we recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and an additional $2.2 million in the fourth quarter of 2004.  Cash payments under this plan since the fourth quarter of 2003 were $1.1 million.

The following summarizes the activity in the March 2001 restructuring liability for the three years ended December 31, 2004:

(in thousands)	Workforce Reduction	Facility Lease and Contract Settlement Costs	Total

Balance at December 31, 2001	$1,576	$2,628	$4,204

Adjustments	(1,250)	(196)	(1,446)
Cash payments	(326)	(2,432)	(2,758)

Balance at December 31, 2002	—	—	—

Additional charges	—	3,082	3,082
Cash payments	—	(787)	(787)

Balance at December 31, 2003	—	2,295	2,295

Additional charges	—	2,231	2,231
Cash payments	—	(1,144)	(1,144)

Balance at December 31, 2004	$—	$3,382	$3,382

Restructuring – October 18, 2001

Due to a continued decline in market conditions, we implemented a restructuring plan in the fourth quarter of 2001 to reduce our operating cost structure.  This restructuring plan included the termination of 341 employees across all business functions, the consolidation of excess facilities in Burnaby, Portland, Allentown, and Santa Clara, the closure of a product design facility in Toronto, and the curtailment of certain research and development projects.  As a result, we recorded a restructuring charge of $175.3 million in the fourth quarter of 2001, including $12.2 million of asset write-downs.  To date, we have made cash payments under this plan of $153 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003.  To date, we have reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two.  While we have completed our restructuring activities, we still have ongoing rental commitments for office space abandoned under this plan.  Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan.  As a result, we recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

The following summarizes the activity in the October 2001 restructuring accrual for the three years ended December 31, 2004:

(in thousands)	Workforce Reduction	Facility Lease and Contract Settlement Costs	Total

Balance at December 31, 2001	$6,784	$150,210	$156,994

Adjustments	(3,465)	3,465	—
Cash payments	(3,319)	(24,176)	(27,495)

Balance at December 31, 2002	—	129,499	129,499

Reversals	—	(5,330)	(5,330)
Cash payments	—	(116,790)	(116,790)

Balance at December 31, 2003	—	7,379	7,379

Additional charges	—	1,339	1,339
Cash payments	—	(2,260)	(2,260)

Balance at December 31, 2004	$—	$6,458	$6,458

Restructuring – January 16, 2003

As a result of the prolonged economic downturn in the semiconductor industry, we implemented another corporate restructuring aimed at further reducing operating expenses in the first quarter of 2003.  The restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India.  To date, we have recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or

Disposal Activities”, including $1.5 million for asset write-downs.  These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan.  We planned to and have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used.  Cash payments made to date under this plan were $11.9 million.  To date we have reversed $0.9 million from the provision relating to workforce reduction.

Activity in this restructuring accrual during fiscal 2004 and 2003 was as follows:

(in thousands)	Workforce Reduction	Facility Lease and Contract Settlement Costs	Asset Writedowns	Total

Total charge – January 16, 2003	$6,384	$260	$—	$6,644

Additional charges	812	9,349	1,491	11,652
Noncash charges	—	—	(1,491)	(1,491)
Adjustments	(732)	—	—	(732)
Cash payments	(6,064)	(3,270)	—	(9,334)

Balance at December 31, 2003	400	6,339	—	6,739

Adjustments	(178)	(119)		(297)
Cash payments	(222)	(2,325)		(2,547)

Balance at December 31, 2004	$—	$3,895	$—	$3,895

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

Acquisition costs

In the third quarter of 2004, we purchased assets and intellectual property from a privately-held company for cash of $1.0 million and assumption of liabilities of $2.7 million. Included in operating expenses were transaction costs of $1.2 million, consisting of accounting, legal and other professional fees relating to the purchase.

Other Income and Expenses ($ millions)

	2004	Change	2003	Change	2002

Interest income, net	$4.9	188%	$1.7	(74)%	$6.5
Percentage of net revenues	2%		1%		3%

Foreign exchange loss	$(1.3)	30%	$(1.0)	—	—
Percentage of net revenues	0%		0%		0%

Gain (loss) on extinguishment of debt and amortization of debt issue costs	$(2.2)	(633)%	$0.3	119%	$(1.6)
Percentage of net revenues	(1)%		0%		(1)%

Gain (loss) on investments	$9.2	283%	$2.4	121%	$(11.6)
Percentage of net revenues	3%		1%		(5)%

Interest income, net

Net interest income increased by $3.2 million in 2004 compared to 2003 and decreased by $4.8 million in 2003 compared to 2002.

In 2004 our interest income increased due to interest expense savings of $6.5 million from the repurchase of a portion of our 3.75% convertible subordinated notes.  These savings were partially offset by a decline in interest revenue of $3.3 million due to a decline in cash balances and average yields on our cash, short-term and long-term investments.

In 2003 our interest income declined by approximately $4.8 million compared to 2002 as a result of a decline in average yields on our cash, short-term and long-term investments.  $1.4 million of the decrease was due to an overall decline in our average cash balances.

Foreign exchange loss

Foreign exchange loss increased to $1.3 million in 2004 compared to $1.0 million in 2003 and nil in 2002.

We have a significant design presence outside the United States, especially in Canada.  The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through December 2005.  The foreign exchange loss for all years presented relates primarily to the re-measurement of accrued income tax amounts in our Canadian subsidiary.  We do not hedge our accrual for Canadian income taxes in the ordinary course of business (see Item 7a.  Quantitative and Qualitative Disclosures About Market Risk).

Gain (loss) on extinguishment of debt and amortization of debt issue costs

We recognized amortization of debt issue costs of $0.4 million, $1.4 million, and $1.6 million in 2004, 2003 and 2002, respectively. We recognized an additional loss of $1.8 million and gain of

$1.7 million in 2004 and 2003 respectively as a result of the repurchase of a portion of our convertible subordinated notes.

In the first quarter of 2004, we repurchased $106.9 million face value of our convertible subordinated notes at par and expensed $1.5 million of related unamortized debt issue costs.  We also incurred transaction related costs of $0.3 million resulting in an aggregate net loss on the repurchase of $1.8 million.  On January 18, 2005 we redeemed the remaining outstanding notes of $68.1 million for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium.

In the third quarter of 2003, we repurchased $100 million face value of our convertible subordinated notes for $96.7 million and expensed $1.6 million of related unamortized debt issue costs, resulting in a net gain of $1.7 million.

Gain (loss) on investments

In 2004 we received proceeds of $20.1 million from the sale of investments.  Of this amount, $19.9 million was received from the sale of our investments in three professionally managed venture funds and a private technology company.  We recorded net gains of $9.2 million.

In 2003, we sold our remaining investment in Sierra Wireless, Inc., a public company, resulting in a gain of $5.9 million.  We also recorded a $3.5 million charge for the impairment of a portion of our investments in non-public companies.

Provision for Income Taxes

Our annual effective tax rate for the year ended December 31, 2004 was a recovery of 7% (2003 - 52%, 2002 - 22.5%) compared to a United States federal statutory tax rate of 35%.  Our effective tax rate represents a rate which is applicable to all of our operations crossing multiple tax jurisdictions with tax rates which are different than the United States federal statutory tax rate.  We also operate in tax jurisdictions which have regulations which permit the carry back of current period tax losses and credits to prior periods when income taxes were paid.  Our effective tax rate in all 3 years presented reflects recoveries and refunds of prior year taxes paid and tax credits received by our Canadian subsidiary for research and development expenses incurred offset by valuation allowances on losses carried forward.

In 2004, we estimated that the effective tax rate applicable to our operations was 25%. However, we reduced our tax liabilities associated with current period income primarily for amounts we have or expect to recover from prior year taxes as a result of agreements and assessments with the Canada Revenue Agency.

For the year ended December 31, 2003 we estimated our effective tax rate to be 28%. However, primarily as a result of additional initiatives undertaken to identify and carry back tax losses to prior periods when taxes were paid, our tax rate for the period was a recovery of 52%.

Our annual effective tax rate for the year ended December 31, 2002 was a recovery of 22.5%.  Our effective tax rate was lower than the statutory rate and the rates in later years primarily as a result of tax rates applicable in the geographies in which we operate and a $6.7 million valuation allowance provided on deferred tax assets, where likelihood of realization is uncertain.

See Note 13 to the Consolidated Financial Statements for additional information regarding income taxes.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are reasonable in the circumstances.   These estimates could change under different assumptions or conditions.

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

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of two restructuring plans. After elimination of the lease obligation related to Mission Towers Two during 2003, we performed a review of our assumptions relating to the remaining lease commitments using current market conditions for the timing and rates to sublet or cancel the lease for each of the remaining facilities. Based on this analysis we determined that an additional charge of $3.1 million was required for facilities closure costs due to further deterioration in facilities leasing markets. Based on a similar analysis performed in the fourth quarter of 2004 we determined that an additional $3.5 million was required due to further deterioration in facilities leasing markets. The accrual at the end of 2004 of $9.8 million represents 98% of the estimated total future operating costs and lease obligations for those affected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites: two in Ireland, one in India and our Maryland site and in 2003 we recorded total charges of $9.6 million when we abandoned usage of these sites. The amount unpaid at the end of 2004 of $3.9 million represents 55% of the estimated total future operating costs and lease obligations for the affected sites.

Our assumptions on either the lease termination payments, operating costs until lease termination, or the amounts and timing of offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates.  If our actual costs exceed our estimates, we would incur additional expenses in future periods.

Inventory

We periodically compare our inventory levels to sales forecasts for the future twelve months on a part-by-part basis and record a charge for inventory on hand in excess of the estimated twelve-month demand.  We recorded a charge of $4.0 million in 2002 as our inventory of networking products exceeded estimated 12-month demand.  If future demand for our products were to decline, we may have to take an additional write-down of inventory.

Income Taxes

We have incurred losses and other costs that can be applied against future taxable earnings to reduce our tax liability on those earnings. As we are uncertain of realizing the future benefit of those losses and expenditures, we have taken a valuation allowance against all domestic and foreign deferred tax assets.

Our operations are conducted in a number of countries with complex tax legislation and regulations pertaining to our activities.   We have recorded income tax liabilities based on our estimates and interpretations of those regulations for the countries we operate in.  However our estimates are subject to review and assessment by the tax authorities and the courts of those countries.  The timing of any such review and final assessment of our liabilities by local authorities is substantially out of our control and is dependent on the actions by those authorities in the countries we operate in. Any re-assessment of our tax liabilities by tax authorities may result in adjustments of the income taxes we pay or refunds that are due to us.

Investment in Non-Public Entities

We have investments in non-public companies and have previously invested in venture capital funds, which we review periodically to determine if there has been a non-temporary decline in the market value of those investments below our carrying value.  Our assessment of impairment in carrying value is based on the market value trends of similar public companies, the current business performance of the entities in which we have invested, and if available, the estimated future market potential of the companies and venture funds.  In 2003 we recorded a charge of $3.5 million for impairment of our investments in non-public entities.  We did not record such an impairment charge in 2004.  When we perform future assessments of these investments, a further decline in the value of these companies may require us to recognize additional impairment on the remaining $2.2 million carrying value of our investments.

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

In 2004 we recorded a $0.2 charge for impairment of purchased intangible assets.  In 2002, we recorded an impairment charge of $1.8 million reflecting the reduction in fair value of a product tester.  We did not identify any impairment to goodwill or purchased intangibles during our annual assessments in 2003.

Business Outlook

We expect our networking revenues for the first quarter of 2005 to increase approximately 5% to 8% from the fourth quarter of 2004 based on typical order patterns.  As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”.  Our turns business varies from quarter to quarter.  In the fourth quarter of 2004 our turns business comprised a lower than normal percentage of revenues as customer inventory adjustments continued in the markets we serve.  Beyond the first quarter of 2005, we anticipate revenues will improve as we believe our turns business is improving, although it is not yet fully normalized. The outlook for revenue is sometimes subject to dramatic changes in customer demand and customer component inventory levels.

We anticipate our gross margins will be approximately 68% to 70% in the first quarter of 2005, but margins could vary significantly depending on the volumes and mix of products sold.

We expect slightly elevated operating expenses in the first quarter of 2005 from the fourth quarter of 2004 as the first fiscal period of 2005 will have 14 weeks compared to 13 in the fourth quarter of 2004 in order to align our fiscal year end with the calendar year end.  Elements of expense such as salaries, rent, and depreciation are calculated based on the number of weeks in a period.  Therefore, the incremental expense associated with the extra week based upon prior period comparatives is approximately $3 million.  Additional payroll benefits such as employer taxes and retirement plan contributions are also typically incurred in the first half of a calendar year.

We anticipate that interest income will increase in 2005 compared to 2004 as we expect to generate cash from operations and financing activities.  In addition, we have eliminated interest expense through the repurchase of our remaining 3.75% convertible subordinated notes (see

Note 8 of our Consolidated Financial Statements).

We believe trends that impact our operating performance, such as service provider infrastructure spending, enterprise network capital spending, communications component inventories, and general economic performance in North America and Asia, have stabilized and are beginning to show signs of improvement.  While we are unable to ascertain the extent to which these factors will affect our operating results, given our broad product and customer range and the complexity of the markets we serve, we believe these trends are positive for our market opportunity over the years to come.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2004 was $413.8 million in cash and investments, which included $274.7 million in cash and cash equivalents and short-term investments and $139.1 million of long-term investments in bonds and notes which mature within the next 12 to 22 months.

In 2004, we generated $57.2 million of cash from operating activities. Changes in working capital accounts included:

•      a $20.1 million increase in net income tax liabilities as we received a refund of taxes from the Canadian Government that reduced a receivable which offset our net tax liabilities;

•      a $13.7 million reduction in accounts payable and accrued liabilities due primarily to payment of a $6.8 million supplier invoice included in our 2003 fiscal year balance, a reduction in other trade payables of $3.8 million due to the timing of payments, a $1.3 million elimination of a provision for employee-related taxes, and a $1.5 million reduction in our accrual for semi-annual interest on our convertible notes;

•      an $8.1 million decrease in deferred income due primarily to the disposition by one of our distributors of slow moving inventory on which income was previously deferred and for which all criteria for revenue recognition have been met;

•       a $3.8 million increase in prepaid expenses and other current assets, as we renewed development software and maintenance contracts;

•      a $3.1 million reduction in inventories, as we continued our efforts to reduce our networking product inventories;

•      a $2.6 million decrease in accrued restructuring costs due to cash payments for leased facilities, which was partially offset by additional charges; and

•      a $1.7 million decrease in accounts receivable, as a result of a decrease in revenues in the fourth quarter of 2004 compared to the fourth quarter of 2003.

In 2004 cash flows from our investment activities included:

•      cash proceeds of $140.2 million from the sale or maturities of short-term and long-term debt investments;

•      the purchase of $207.9 million of long-term and short-term debt investments;

•      an investment of $9.9 million for the purchases of property and equipment; and

•      cash proceeds of $20.1 million from the sale of our venture fund investments and other assets which was partially offset by $6.1 million investments in such entities during the year.

In 2004 cash flows from our financing activities included:

•      $106.9 million of cash was used to repurchase a portion of our convertible subordinated notes; and

•      cash proceeds of $14.6 million from the issuance of common stock under our equity-based compensation plans.

As of December 31, 2004 we have the following commitments:

(in thousands)

Contractual Obligations	Total	2005	2006	2007	2008	2009	After 2009

Operating Lease Obligations:
Minimum Rental Payments	$58,256	$10,100	$9,563	$9,537	$11,347	$6,644	$11,065
Estimated Operating Cost Payments	21,781	3,846	3,634	3,614	3,421	2,825	4,441
Long Term Debt:
Principal Repayment	68,071	68,071	—	—	—	—	—
Interest Payments and Call Premium	6,127	6,127	—	—	—	—	—
Purchase and other Obligations	7,374	4,842	2,532	—	—	—	—
	$161,609	$92,986	$15,729	$13,151	$14,768	$9,469	$15,506

Subsequent to December 31, 2004 we repurchased the remaining $68.1 million of our convertible subordinated notes, eliminating the principal commitment and reducing the interest and call premium payment commitment by $4.0 million in the above table.

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development.  We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above.  We estimate these other commitments to be approximately $7.5 million at December 26, 2004 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We have a line of credit with a bank that allows us to borrow up to $1.5 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit.  At December 31, 2004 we had committed $1.3 million under letters of credit as security for office leases.

We expect to use approximately $18 million of cash in 2005 for capital expenditures.  Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, capital expenditure, wafer deposit and remaining

restructuring requirements through the end of 2005.   Our expectation as to the sufficiency of our capital resources is based on the assumption that our market has stabilized.

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

FACTORS THAT YOU SHOULD CONSIDER BEFORE INVESTING IN PMC-SIERRA

Our company is subject to a number of risks – some are normal to the fabless semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future.  You should carefully consider all of these risks and the other information in this report before investing in PMC.  The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

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

Our ability to project revenues is limited because a significant portion of our quarterly revenues may be derived from orders placed and shipped in the same quarter, which we call our “turns business.”  Our turns business varies widely quarter to quarter.  Uncertainty in our customers’ end markets and our customers’ increased focus on cash management has caused our customers to delay product orders and reduce delivery lead-time expectations, which reduces our ability to project revenues beyond the current quarter.

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

We depend on a limited number of customers for a major portion of our revenues.  Through direct, distributor and subcontractor purchases, Cisco Systems accounted for more than 10% of our revenues in 2004.  We do not have long-term volume purchase commitments from any of our major customers. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

While our larger customers have indicated growth expectations in 2005, this may not necessarily translate into revenues for PMC.

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

Increasing competition can make it more difficult to achieve design wins.

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

We are subject to the risks of conducting business outside the United States, which may impair our sales, development or manufacturing of our products.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions.  We do not hedge our accrual for Canadian income taxes in the ordinary course of business, and consequently in 2004 we incurred a $1.5 million foreign exchange loss relating to this item.  Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States and Canadian currencies.

Changes in the political and economic climate in China and Taiwan may have a significant impact on our profitability.

China represents a significant portion of our net revenues (22% and 30% for each of the years ended December 31, 2004 and 2003, respectively, based on ship to location).  Our financial condition and results of operations are becoming increasingly dependent on our sales in China.  Any instability in China’s economic environment could lead to a contraction of capital spending by our customers. Additional risks to us include economic sanctions imposed by the U.S.

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

The loss of personnel could delay us from designing new products.

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

When we account for employee stock options using the fair value method, it could significantly reduce our net income.

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), “Shared-Based Payment” which will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. We will be required to adopt this Statement in the third quarter of fiscal 2005. We are currently evaluating the impact that this pronouncement will have on our financial position and results of operations but expect that it will result in significant and ongoing accounting charges.

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

Investments in instruments with both fixed and floating rates carry a degree of interest rate risk.

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

Based on a sensitivity analysis performed on the financial instruments held at December 31, 2004, that are sensitive to changes in interest rates, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $1.2 million, $2.3 million and $3.5 million respectively.

Foreign Currency

Our sales and corresponding receivables are denominated primarily in United States dollars.  We generate a significant portion of our revenues from sales to customers located outside the United States including Canada, Europe, the Middle East and Asia.  We are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely affected by changes in these or other factors.

Through our operations in Canada and elsewhere outside the United States, we incur research and development, customer support costs and administrative expenses in Canadian and other foreign currencies.  We are exposed, in the normal course of business, to foreign currency risks on these expenditures, particularly in Canada.  In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks.  As part of this risk management, we enter into foreign exchange forward contracts on behalf of our Canadian subsidiary. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments.  We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes.  Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.

As at December 31, 2004, we had six currency forward contracts outstanding that qualified and were designated as cash flow hedges.  The U.S. dollar notional amount of these contracts was $66.3 million and the contracts had a fair value of $2.0 million.

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions.  We do not hedge our accruals for Canadian income taxes in the ordinary course of business, and consequently in 2004 we incurred a $1.5 million foreign exchange loss relating to this item.  Our profitability would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies.  For example, if the value of the United States dollar decreased by 5% relative to the Canadian dollar, our profitability would decrease by $2.7 million.

Debt

At December 31, 2004, $68.1 million of our 3.75% convertible subordinated notes were outstanding.  On January 18, 2005 we redeemed the remaining $68.1 million of these notes for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium.

Item 8.  Financial Statements and Supplementary Data

The chart entitled “Quarterly Data” contained in Item 6 Part II hereof is hereby incorporated by reference into the Item 8 of Part II of this Form 10-K.

Consolidated Financial Statements Included in Item 8:

Report of Independent Registered Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

Reports on Internal Control Over Financial Reporting included in Item 9A:

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accountants

Schedules for each of the three years in the period ended December 31, 2004 included in Item 15 (a):

II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMC-Sierra, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Independent Registered Public Accountants

Vancouver, Canada
March 10, 2005

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2004	2003

ASSETS:
Current assets:
Cash and cash equivalents	$121,276	$225,959
Short-term investments	153,410	185,969
Accounts receivable, net of allowance for doubtful accounts of $2,665 (2003 - $2,849)	19,931	21,645
Inventories	15,823	18,275
Prepaid expenses and other current assets	17,042	12,547
Total current assets	327,482	464,395

Investment in bonds and notes	139,111	41,569
Other investments and assets	4,565	11,336
Property and equipment, net	16,177	20,750
Goodwill	7,907	7,907
Intangible assets, net	5,003	220
Deposits for wafer fabrication capacity	6,779	6,779
	$507,024	$552,956
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$16,598	$27,356
Accrued liabilities	40,195	50,240
Income taxes payable	28,931	37,222
Accrued restructuring costs	13,735	16,413
Deferred income	7,646	15,720
Current portion of long-term debt	68,071	—
Total current liabilities	175,176	146,951

Convertible subordinated notes	—	175,000
Deferred taxes and other tax liabilities	28,077	189
Commitments and contingencies (Note 9)

PMC special shares convertible into 2,897 (2003 - 2,921) shares of common stock	4,434	4,519

Stockholders’ equity
Common stock and additional paid in capital, par value $.001: 900,000 shares authorized; 178,510 shares issued and outstanding (2003 - 174,289)	893,704	870,857
Accumulated other comprehensive income	350	1,838
Accumulated deficit	(594,717)	(646,398)
Total stockholders’ equity	299,337	226,297
	$507,024	$552,956

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Year Ended December 31,
	2004	2003	2002

Net revenues	$297,383	$249,483	$218,093

Cost of revenues	87,542	87,875	89,542

Gross profit	209,841	161,608	128,551

Other costs and expenses:
Research and development	120,492	119,473	137,734
Marketing, general and administrative	46,135	45,974	63,419
Amortization of deferred stock compensation:
Research and development	—	317	2,645
Marketing, general and administrative	697	691	168
Impairment of property and equipment	—	—	1,824
Restructuring costs	3,520	15,314	—
Acquisition costs	1,212	—	—
Income (loss) from operations	37,785	(20,161)	(77,239)

Other income (expense)
Interest income, net	4,859	1,709	6,518
Foreign exchange loss	(1,295)	(954)	(1)
Gain on extinguishment of debt and amortization of debt issue costs	(2,233)	287	(1,564)
Gain (loss) on investments	9,242	2,416	(11,579)
Income (loss) before recovery of income taxes	48,358	(16,703)	(83,865)

Recovery of income taxes	(3,323)	(8,712)	(18,858)

Net income (loss)	$51,681	$(7,991)	$(65,007)

Net income (loss) per common share - basic	$0.29	$(0.05)	$(0.38)

Net income (loss) per common share - diluted	$0.27	$(0.05)	$(0.38)

Shares used in per share calculation - basic	180,353	173,568	170,107

Shares used in per share calculation - diluted	188,903	173,568	170,107

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$51,681	$(7,991)	$(65,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	14,300	26,461	39,708
Amortization of goodwill and other intangibles	1,012	479	1,139
Amortization of deferred stock compensation	697	1,008	2,813
Amortization of debt issuance costs and other	509	1,413	1,564
Deferred income taxes	—	1,131	8,429
Gain on sale of investments and other assets	(9,242)	(5,903)	(3,725)
Reversal of write-down of excess inventory	(651)	—	—
Loss on disposal of property and equipment	—	232	—
Loss (gain) on extinguishment of debt	1,845	(1,700)	—
Noncash restructuring costs	—	1,490	—
Impairment of goodwill and purchased intangible assets	175	—	—
Impairment of other investments	—	3,500	15,337
Impairment of property and equipment	—	—	1,824
Write-down of excess inventory	—	—	4,020
Changes in operating assets and liabilities:
Accounts receivable	1,714	(5,024)	(617)
Inventories	3,103	8,145	3,806
Prepaid expenses and other current assets	(3,831)	4,511	2,936
Accounts payable and accrued liabilities	(13,651)	1,629	10,418
Income taxes payable	20,147	14,618	1,811
Accrued restructuring costs	(2,531)	(113,061)	(30,253)
Deferred income	(8,074)	(2,262)	(9,695)
Net cash provided by (used in) operating activities	57,203	(71,324)	(15,492)

Cash flows from investing activities:
Purchases of short-term held-to-maturity investments	—	(16,538)	(144,734)
Purchases of short-term available-for-sale investments	(8,525)	(54,701)	(117,483)
Proceeds from sales and maturities of short-term held-to-maturity investments	—	120,459	125,501
Proceeds from sales and maturities of short-term available-for-sale investments	14,067	170,258	108,843
Purchases of auction rate securities, net	(7,396)	(66,852)	9,101
Purchases of long-term held-to-maturity investments in bonds and notes	—	(95,874)	(199,797)
Purchases of long-term available-for-sale investments in bonds and notes	(191,980)	—	—
Proceeds from sales and maturities of long-term held-to-maturity investments in bonds and notes	—	189,973	167,111
notes	126,087	16,268
Purchases of investments and other assets	(6,074)	(4,912)	(10,139)
Proceeds from sales of other investments	20,067	8,539	7,799
Proceeds from refund of wafer fabrication deposits	—	15,213	—
Purchases of property and equipment	(9,922)	(11,651)	(3,141)
Proceeds from sale of property	—	14,225	—
Purchase of intangible assets	(5,921)	(225)	—
Net cash (used in) provided by investing activities	(69,597)	284,182	(56,939)

Cash flows from financing activities:
Repayment of capital leases and long-term debt	—	—	(470)
Repurchase of convertible subordinated notes	(106,929)	(96,680)	—
Proceeds from issuance of common stock	14,640	33,948	5,715
Net cash (used in) provided by financing activities	(92,289)	(62,732)	5,245

Net increase (decrease) in cash and cash equivalents	(104,683)	150,126	(67,186)
Cash and cash equivalents, beginning of the year	225,959	75,833	143,019
Cash and cash equivalents, end of the year	$121,276	$225,959	$75,833

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,134	$10,568	$10,762
Cash refund of income taxes	22,316	23,943	29,357
Cash paid for income taxes	163	295	411

Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	85	533	265

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock (1)	Common Stock and Additional Paid in Capital (1)	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 31, 2001	165,702	$824,321	$(4,186)	$25,492	$(573,400)	$272,227
Net loss	—	—	—	—	(65,007)	(65,007)
Other comprehensive gain (loss):
Change in net unrealized gains on investments	—	—	—	(21,553)	—	(21,553)
Comprehensive loss	—	—	—	—	—	(86,560)

Conversion of special shares into common stock	177	265	—	—	—	265
Issuance of common stock under stock benefit plans	1,509	9,874	—	—	—	9,874
Conversion of warrants into common stock	12	20	—	—	—	20
Deferred stock compensation	—	(215)	215	—	—	—
Amortization of deferred stock compensation	—	—	2,813	—	—	2,813
Balances at December 31, 2002	167,400	834,265	(1,158)	3,939	(638,407)	198,639
Net loss	—	—	—	—	(7,991)	(7,991)
Other comprehensive gain (loss):
Change in net unrealized gains on investments	—	—	—	(3,297)	—	(3,297)
Change in fair value of derivatives	—	—	—	1,196	—	1,196
Comprehensive loss	—	—	—	—	—	(10,092)

Conversion of special shares into common stock	275	533	—	—	—	533
Issuance of common stock under stock benefit plans	6,592	36,208	—	—	—	36,208
Conversion of warrants into common stock	22	—	—	—	—	—
Deferred stock compensation	—	(149)	149	—	—	—
Amortization of deferred stock compensation	—	—	1,009	—	—	1,009
Balances at December 31, 2003	174,289	870,857	—	1,838	(646,398)	226,297
Net income	—	—	—	—	51,681	51,681
Other comprehensive gain (loss):
Change in net unrealized gains on investments	—	—	—	(1,559)	—	(1,559)
Change in fair value of derivatives	—	—	—	71	—	71
Comprehensive income	—	—	—	—	—	50,193

Conversion of special shares into common stock	23	85	—	—	—	85
Issuance of common stock under stock benefit plans	4,198	23,459	(697)	—	—	22,762
Deferred stock compensation	—	(697)	697	—	—	—
Balances at December 31, 2004	178,510	$893,704	$—	$350	$(594,717)	$299,337

(1) includes exchangeable shares

See notes to the consolidated financial statements.

NOTE 1.   Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the “Company” or “PMC”) designs, develops, markets and supports high-speed broadband communications and storage semiconductors and MIPS-based microprocessors for service provider, enterprise, storage, and wireless networking equipment. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation.  The Company’s fiscal year ends on the last Sunday of the calendar year and consists of 52 weeks for all periods presented.  For ease of presentation, the reference to December 31 has been utilized as the fiscal year end for all financial statement captions.  The Company’s reporting currency is the United States dollar.  The accompanying Consolidated Financial Statements include the accounts of PMC-Sierra, Inc. and any of its subsidiaries or investees in which PMC exercises control.   As at December 31, 2004 and 2003, all subsidiaries included in these Consolidated Financial Statements were wholly owned by PMC.  All significant inter-company accounts and transactions have been eliminated.

Estimates. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes, restructuring costs, and contingencies. Actual results could differ from these estimates.

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

Inventories (net of reserves of $12.2 million and $16.2 million at December 31, 2004 and 2003,

respectively) were as follows:

	December 31,
(in thousands)	2004	2003

Work-in-progress	$7,369	$6,734
Finished goods	8,454	11,541
	$15,823	$18,275

Investments in non-public entities. The Company has investments in non-publicly traded companies and until the third quarter of 2004 it had investments in venture capital funds in which it has less than 20% of the voting rights and in which it does not exercise significant influence.  The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.  These investments are included in Other investments and assets on the Company’s balance sheet and are carried at cost, net of write-downs for impairment.

Investments in public companies.  In 2003, the Company had investments in publicly traded companies in which it had less than 20% of the voting rights and in which it did not exercise significant influence.  Certain of these investments were subject to resale restrictions.  Securities restricted for more than one year were carried at cost.  Securities restricted for less than one year from the balance sheet date and securities not subject to resale restrictions were classified as available-for-sale and reported at fair value, based upon quoted market prices, with the unrealized gains or losses, net of any related tax effect, included as a separate component of stockholders’ equity.  The Company evaluates its investments in public companies for factors indicating an other than temporary impairment and makes appropriate reductions in carrying value where necessary.

Deposits for wafer fabrication capacity. The Company has wafer supply agreements with two independent foundries.  Under these agreements, the Company has deposits of $6.8 million (2003 - $6.8 million) to secure access to wafer fabrication capacity. During 2004, the Company purchased $37.2 million ($32.4 million and $32.3 million in 2003 and 2002, respectively) from these foundries.  Purchases in any year may or may not be indicative of any future period since wafers are purchased based on current market pricing and the Company’s volume requirements change in relation to sales of its products.

In each year, the Company is entitled to receive a refund of a portion of the deposits based on the annual purchases from these suppliers compared to the target levels in the wafer supply agreements.  In 2004, PMC renewed its supply agreements through December 31, 2005 with its two main foundries with no changes in terms.  No refunds were received in 2004.

Property and equipment, net.  Property and equipment is stated at cost, net of write-downs for impairment, and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years.  Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

The components of property and equipment are as follows:

December 31, 2004 (in thousands)	Gross	Accumulated Amortization	Net

Machinery and equipment	$191,102	$(177,130)	$13,972
Leasehold improvements	11,400	(10,265)	1,135
Furniture and fixtures	13,352	(12,282)	1,070
Total	$215,854	$(199,677)	$16,177

December 31, 2003 (in thousands)	Gross	Accumulated Amortization	Net

Machinery and equipment	$181,565	$(165,375)	$16,190
Leasehold improvements	11,070	(8,373)	2,697
Furniture and fixtures	13,352	(11,489)	1,863
Total	$205,987	$(185,237)	$20,750

In 2003, the Company sold a property it held in Burnaby, Canada for proceeds of $15.3 million. The Company recorded a nominal gain on this transaction, which it classified as Gain (loss) on investments in the Statement of Operations.

Goodwill and intangible assets.  The Company accounts for goodwill and purchased developed technology in accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”.  Under SFAS 142, goodwill is no longer amortized but is subject to an impairment test on an annual basis or more frequently if necessary.  Purchased developed technology assets are amortized over their economic lives, which are normally three years.   The Company expects to amortize the remaining $2.1 million, $2.0 million and $1.0 million in 2005, 2006, and 2007, respectively.

The Company completed its annual impairment test in December 2004, 2003 and 2002 and determined that there was no impairment of goodwill.

The components of goodwill and intangible assets, net of write-downs for impairment, are as follows:

December 31, 2004 (in thousands)	Gross	Accumulated Amortization	Net

Goodwill	$94,317	$(86,410)	$7,907
Intangible assets	15,427	(10,424)	5,003
Total	$109,744	$(96,834)	$12,910

December 31, 2003 (in thousands)	Gross	Accumulated Amortization	Net

Goodwill	$94,317	$(86,410)	$7,907
Intangible assets	9,632	(9,412)	220
Total	$103,949	$(95,822)	$8,127

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

Accrued liabilities.  The components of accrued liabilities are as follows:

	December 31,
(in thousands)	2004	2003

Accrued compensation and benefits	$14,010	$18,062
Other accrued liabilities	26,185	32,178
	$40,195	$50,240

Foreign currency translation.  For all foreign operations, the U.S. dollar is used as the functional currency. Monetary assets and liabilities in foreign currencies are translated into U.S. dollars using the exchange rate as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange during the year.  Gains and losses from foreign currency transactions are reported separately under Other income (expense) on the Statement of Operations.

Derivatives and Hedging Activities.  PMC’s net income (loss) and cash flows may be impacted by fluctuating foreign exchange rates.  The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses.  All derivatives are recorded in the balance sheet at fair value.  For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income (loss) when the hedged item affects net income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss).

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

The fair value of the convertible subordinated notes at December 31, 2004 and December 31, 2003 approximated their carrying value of $68.1 million and $175 million, respectively.  On January 18, 2005 the Company redeemed the remaining $68.1 million of these notes for a total of $70.2 million in cash, which included $1.1 million in accrued interest and $1.0 million in call premium.  The Company completed a tender offer for a portion of the outstanding notes on January 6, 2004, at par value.

As of and for the year ended December 31, 2004, the use of derivative financial instruments was not material to the results of operations or our financial position (see “Derivatives and Hedging Activities”)

Concentrations. The Company maintains its cash, cash equivalents, short-term investments and long-term investments in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 31, 2004, approximately 36% (2003 - 32%) of accounts receivable represented amounts due from one of the Company’s distributors.  The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company’s credit evaluation process, relatively short collection periods and the geographical dispersion of the Company’s sales. The Company generally does not require collateral security for outstanding amounts.

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

PMC recognizes revenues from minor distributors at the time of shipment.  These distributors are also given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers.  At the time of shipment, product prices are fixed and determinable and the amount of future returns and pricing allowances to be granted in the future can be reasonably estimated and accrued.

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

Research and development expenses.  The Company expenses research and development (R&D) costs as incurred.  R&D costs include payroll-related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs.  For the years ended December 31, 2004, 2003 and 2002, research and development expenses were $120.5 million, $119.5 million and $137.7 million.

Product warranties.  The Company provides a one-year limited warranty on most of its standard products and accrues for the cost of this warranty based on its experience at the time of shipment.  The following table summarizes the activity related to the product warranty liability during fiscal 2004 and 2003:

	December 31,
(in thousands)	2004	2003

Beginning balance	$2,897	$2,399
Accrual for new warranties issued	1,343	1,152
Reduction for payments (in cash or in kind)	(89)	(226)
Adjustments related to changes in estimate of warranty accrual	(659)	(428)
	$3,492	$2,897

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

	Options			ESPP
	2004	2003	2002	2004	2003	2002
Expected life (years)	2.9	2.8	2.1	1.5	1.0	0.6
Expected volatility	96%	101%	101%	99%	107%	122%
Risk-free interest rate	2.2%	1.9%	2.6%	1.6%	1.5%	2.4%

The weighted-average estimated fair values of employee stock options granted during fiscal 2004, 2003, and 2002 were $10.48, $4.82, and $4.07 per share, respectively.

The weighted-average estimated fair values of Employee Stock Purchase Plan awards during fiscal years 2004, 2003, and 2002 were $3.00, $2.78, and $13.80 per share, respectively.

If the computed fair values of 2004, 2003, and 2002 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net loss and net loss per share would have been:

	Year Ended December 31
(in thousands, except per share amounts)	2004	2003	2002

Net Income (loss), as reported	$51,681	$(7,991)	$(65,007)
Adjustments:
Additional stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(59,639)	(59,852)	(101,124)

Net loss, adjusted	$(7,958)	$(67,843)	$(166,131)

Basic net income (loss) per share, as reported	$0.29	$(0.05)	$(0.38)

Basic net income (loss) per share, adjusted	$(0.04)	$(0.39)	$(0.98)

Diluted net income (loss) per share, as reported	$0.27	$(0.05)	$(0.38)

Diluted net income (loss) per share, adjusted	$(0.04)	$(0.39)	$(0.98)

Interest income, net. The components of interest income, net are as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Interest income	$7,925	$10,833	$17,152
Interest expense on long-term debt and capital leases	(3,066)	(9,124)	(10,634)
	$4,859	$1,709	$6,518

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

Segment reporting.  Segmented information is reported in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 uses a management approach to report financial and descriptive information about a company’s operating segments. Operating segments are revenue-producing components of a company for which separate financial information is produced internally for the company’s management. Under this definition, for fiscal years ending 2003 and 2002 the Company operated in two segments: networking and non-networking products.  No non-networking products were sold in 2004.

Recently issued accounting standards. In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), “Shared-Based Payment”. Revised SFAS 123 addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will adopt this Statement on a modified prospective basis in the third quarter of fiscal 2005 and is currently evaluating the impact that this pronouncement will have on its financial position and results of operations.

In December 2004, FASB issued SFAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This Statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This pronouncement will be effective for the Company in fiscal 2006. Adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications. Certain prior year amounts have been reclassified in order to conform to the 2004 presentation.

NOTE 2. Derivative Instruments

The Company generates revenues in U.S. dollars but incurs a portion of its operating expenses in various foreign currencies, primarily the Canadian dollar.  To minimize the short-term impact of foreign currency fluctuations on the Company’s operating expenses, the Company uses currency forward contracts.

Currency forward contracts that are used to hedge exposures to variability in forecasted foreign currency cash flows are designated as cash flow hedges.  The maturities of these instruments are less than twelve months.  For these derivatives, the gain or loss from the effective portion of the hedge is initially reported as a component of other comprehensive income in stockholders’ equity and subsequently reclassified to earnings in the same period in which the hedged transaction affects earnings.  The gain or loss from the ineffective portion of the hedge is recognized as interest income or expense immediately.

At December 31, 2004, the Company had six currency forward contracts outstanding that qualified and were designated as cash flow hedges.  The U.S. dollar notional amount of these six contracts was $66.3 million and the contracts had a fair value of $2.0 million.  No portion of the hedging instrument’s gain was excluded from the assessment of effectiveness and the ineffective portions of hedges had no impact on earnings.

NOTE 3.   Restructuring and Other Costs

In response to the severe economic downturn in the semiconductor industry in 2001, PMC implemented two restructuring plans aimed at focusing development efforts on key projects and reducing operating costs.  By the first quarter of 2003, the Company was still operating in a challenging economic climate, making it necessary to again streamline operations and announce a further restructuring.  PMC’s assessment of market demand for its products and the development efforts necessary to meet this demand were key factors in its decisions to implement these restructuring plans.  As end markets for the Company’s products had contracted, certain projects were curtailed in an effort to cut research and development costs.  Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during this period.

PMC has completed substantially all of the activities contemplated in the original restructuring plans, but has not yet disposed of all its surplus leased facilities as of December 31, 2004.

Restructuring – March 26, 2001

In the first quarter of 2001, PMC implemented a restructuring plan in response to the decline in demand for our networking products and consequently recorded a restructuring charge of $19.9 million.  The restructuring plan included the involuntary termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects.  PMC had completed the restructuring activities contemplated in its March 2001 restructuring plan by June 2002.  However, the Company still has ongoing rental commitments for office space abandoned under this plan.  Due to the continued downturn in real estate markets, the Company expects these costs to be higher than anticipated in the original plan.  As a result, PMC recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.  Cash payments under this plan during fiscal 2004 were $1.1 million.

The following summarizes the activity in the March 2001 restructuring liability for the three years ended December 31, 2004:

(in thousands)	Workforce Reduction	Facility Lease and Contract Settlement Costs	Total

Balance at December 31, 2001	$1,576	$2,628	$4,204

Adjustments	(1,250)	(196)	(1,446)
Cash payments	(326)	(2,432)	(2,758)

Balance at December 31, 2002	—	—	—

Additional charges	—	3,082	3,082
Cash payments	—	(787)	(787)

Balance at December 31, 2003	—	2,295	2,295

Additional charges	—	2,231	2,231
Cash payments	—	(1,144)	(1,144)

Balance at December 31, 2004	$—	$3,382	$3,382

Restructuring – October 18, 2001

Due to a continued decline in market conditions, PMC implemented a restructuring plan in the fourth quarter of 2001 to reduce its operating cost structure.  This restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects.  As a result, the Company recorded a restructuring charge of $175.3 million in the fourth quarter of 2001, including $12.2 million of asset write-downs.  To date, the Company has made cash payments under this plan of $153 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003.  To date, PMC has reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two.  While the Company has completed restructuring activities, it still has ongoing rental commitments for office space abandoned under this plan.  Due to the continued downturn in real estate markets, the Company expects these costs to be higher than anticipated in the original plan.  As a result, PMC recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

The following summarizes the activity in the October 2001 restructuring accrual for the three years ended December 31, 2004:

(in thousands)	Workforce Reduction	Facility Lease and Contract Settlement Costs	Total

Balance at December 31, 2001	$6,784	$150,210	$156,994

Adjustments	(3,465)	3,465	—
Cash payments	(3,319)	(24,176)	(27,495)

Balance at December 31, 2002	—	129,499	129,499

Reversals	—	(5,330)	(5,330)
Cash payments	—	(116,790)	(116,790)

Balance at December 31, 2003	—	7,379	7,379

Additional charges	—	1,339	1,339
Cash payments	—	(2,260)	(2,260)

Balance at December 31, 2004	$—	$6,458	$6,458

Restructuring – January 16, 2003

As a result of the prolonged economic downturn in the semiconductor industry, the Company implemented another corporate restructuring aimed at further reducing operating expenses in the first quarter of 2003.  The restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India.  To date, PMC has recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs.  These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan.  The Company planned to and has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used.  Cash payments made to date under this plan were $11.6 million.  To date the Company has reversed $0.9 million of this provision relating to workforce reduction.

Activity in this restructuring accrual during fiscal 2004 and 2003 was as follows:

(in thousands)	Workforce Reduction	Facility Lease and Contract Settlement Costs	Asset Writedowns	Total

Total charge - January 16, 2003	$6,384	$260	$—	$6,644

Additional charges	812	9,349	1,491	11,652
Noncash charges	—	—	(1,491)	(1,491)
Adjustments	(732)	—	—	(732)
Cash payments	(6,064)	(3,270)	—	(9,334)

Balance at December 31, 2003	400	6,339	—	6,739

Adjustments	(178)	(119)		(297)
Cash payments	(222)	(2,325)		(2,547)

Balance at December 31, 2004	$—	$3,895	$—	$3,895

Write-down of Inventory

The Company recorded a write-down of excess inventory of $4.0 million in 2002.  The continued industry wide reduction in capital spending and resulting decrease in demand for the Company’s products prompted the Company to assess its current inventory levels compared to sales forecasts for the next twelve months. The excess inventory charge, which was included in cost of revenues, was calculated in accordance with the Company’s policy, which is based on inventory levels in excess of estimated 12-month demand.

The inventory provision as of December 31, 2004 was $12.2 million (2003 - $16.2 million, 2002 - $30.1 million).  In fiscal 2004, the Company reduced inventory reserves by $4.0 million (2003 - $14.5 million, 2002 - $5.2 million) for inventory that was scrapped during the year.

NOTE 4.  Debt Investments

The following tables summarize the Company’s investments in debt securities:

	December 31,
(in thousands)	2004	2003

Available-for-sale:
US Government Treasury and Agency notes	$104,722	$60,495
Corporate bonds and notes	187,799	167,043
	$292,521	$227,538

Reported as:
Short-term investments	$153,410	$185,969
Investments in bonds and notes	139,111	41,569
	$292,521	$227,538

The total fair value of available-for-sale investments at December 31, 2004 was $292.5 million (2003 - $227.5 million) with remaining maturities ranging from 1 to 22 months.  These investments have been in an unrealized loss position for less than twelve months.  The aggregate unrealized loss on these investments was $1.5 million at December 31, 2004.

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

The Company has classified its $74.2 million investments in auction-rate securities as short-term investments. These investments were included in cash and equivalents in previous periods ($66.9 million at December 31, 2003) and such amounts have been reclassified to conform to the current period classification. This change in classification had no effect on the amounts of total current assets, total assets, net income or cash flow from operations of the Company.  All of our auction-rate securities were sold in the first quarter of 2005.

NOTE 5.  Other Investments and Assets

The components of other investments and assets are as follows:

	December 31,
(in thousands)	2004	2003

Investments in non-public entities	$2,164	$6,848
Deferred debt issue costs (Note 8)	—	2,571
Other assets	2,401	1,917
	$4,565	$11,336

The Company has investments in non-public early-stage private technology companies of strategic interest to the Company.  In 2004, the Company made additional cash investments of $2.2 million (2003 - $3.3 million; 2002 - $10.1 million) in non-public entities.

On February 3, 2004, the Company sold its investment in a private technology company for total proceeds of $10.6 million, with $0.7 million remaining in escrow for one year.  The Company recorded a gain of $8.6 million, excluding the escrowed portion of the proceeds.

During 2004 we invested approximately $3.9 million in four professionally managed venture funds.  During the third quarter of 2004, the Company sold three of these funds for net proceeds of $10.0 million, resulting in a net gain of $0.7 million.

The Company did not own investments in public companies during 2004.  In 2003, the Company sold all of its investments in public companies for cash proceeds of $8.5 million (2002 - $5.8 million) and recorded gross realized gains of $6.0 million (2002 - $3.7 million).

The Company monitors the value of its investments for impairment and records an impairment charge to reflect any decline in value below its cost basis, if that decline is considered to be other than temporary.  The assessment of impairment in carrying value is based on the market value trends of similar public companies, the current business performance of the entities in which we have invested, and if available, the estimated future market potential of the companies and venture funds.  In 2003 the Company recorded a charge of $3.5 million (2002 – $15.3 million) related to impairment of its investments in non-public entities.  This charge is included in “Gain (loss) on investments” on the Consolidated Statement of Operations.  The Company did not record such an impairment charge in 2004.

NOTE 6.  Asset acquisition

In August 2004, the Company purchased assets and intellectual property from a privately-held company for cash of $1.0 million and assumption of liabilities of $2.7 million. Transaction costs of $1.2 million, consisting of accounting, legal and other professional fees relating to the purchase have been included in Acquisition costs on the Statement of Operations.  The total consideration of $3.7 million was allocated based on the fair values of the net assets acquired, $0.4 million to tangible assets and $3.3 million to intangible assets, which is being amortized on a straight-line basis over its expected useful life of three years.

NOTE 7.  Lines of credit

At December 31, 2004, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $1.5 million with interest at the bank’s alternate base rate (annual rate of 5.75% at December 31, 2004) as long as the Company maintains eligible investments with the bank in an amount equal to its drawings.  This agreement expires in January 2006.  At December 31, 2004, $1.3 million cash was deposited with the bank to offset the amount committed under letters of credit used as security for a facility lease.

NOTE 8.   Convertible subordinated notes

In August 2001, the Company issued $275 million of convertible subordinated notes maturing on August 15, 2006.

During the third fiscal quarter of 2003, the Company repurchased $100 million principal amount of these notes for $96.7 million and expensed $1.6 million of related unamortized debt issue

costs, resulting in a net gain of $1.7 million.   On January 6, 2004, the Company repurchased $106.9 million of these notes pursuant to a tender offer, at par value.  The Company expensed approximately $1.6 million of debt issue costs related to the repurchased notes.  As at December 31, 2004 $68.1 million of these notes remained outstanding, all of which were redeemed by the Company on January 18, 2005 for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium.  As at December 31, 2004 approximately $0.6 million of unamortized debt issue costs were included in Prepaid expenses and other current assets.

These notes bore interest at 3.75% payable semi-annually and were convertible into an aggregate of approximately 6.5 million shares of PMC’s common stock at any time prior to maturity at a conversion price of approximately $42.43 per share.  The Company was permitted to redeem the notes at any time after August 19, 2004.

NOTE 9. Commitments and Contingencies

Operating leases. The Company leases its facilities under operating lease agreements, which expire at various dates through October 31, 2011.

Rent expense including operating costs for the years ended December 31, 2004, 2003 and 2002 was $9.3 million, $11.5 million, and $12.4 million, respectively. Excluded from rent expense for 2004 was additional rent and operating costs of $4.2 million (2003 - $20.9 million; 2002 – $27.5 million) related to excess facilities, which were accrued as part of the restructuring charges in 2003 and 2001.

Minimum future rental payments under operating leases are as follows:

Year Ending December 31 (in thousands)
2005	$10,100
2006	9,563
2007	9,537
2008	11,347
2009	6,644
Thereafter	11,065
Total minimum future rental payments under operating leases	$58,256

Supply agreements.  The Company has supply agreements with both Chartered and TSMC that were renewed during 2004.  These renewed agreements are in effect until December 31, 2005. The deposits the Company made to secure access to wafer fabrication capacity were $6.8 million at December 31, 2004 and 2003.   Under these agreements, the foundries must supply certain quantities of wafers per year.  Neither of these agreements have minimum unit volume requirements but the Company is obliged under one of the agreements to purchase a minimum percentage of the Company’s total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms.

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

Investment agreements.  During the year ended December 31, 2004 the Company sold its investments in professionally managed venture funds.  As of December 31, 2003 the Company had committed to invest an additional $19.2 million (2002 - $38.1 million) in these funds.

NOTE 10.  Special Shares

At December 31, 2004 and 2003, the Company maintained a reserve of 2,897,000 and 2,921,000 shares, respectively, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (LTD) special shares.

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

NOTE 11. Stockholders’ Equity

Authorized capital stock of PMC.  At December 31, 2004 and 2003, the Company had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated “Common Stock”, $0.001 par value, and 5,000,000 of which are designated “Preferred Stock”, $0.001 par value.

Stockholders’ Rights Plan.  The Company adopted a stockholder rights plan in 2001, pursuant to which the Company declared a dividend of one share purchase right for each outstanding share of common stock.  If certain events occur, including if an investor tenders for or acquires more than 15% of the Company’s outstanding common stock, stockholders (other than the acquirer) may exercise their rights and receive $650 worth of our common stock in exchange for $325 per right, or the Company may, at the Company’s option, issue one share of common stock in exchange for each right, or the Company may redeem the rights for $0.001 per right.

NOTE 12. Employee Benefit Plans

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

During 2004, 2003, and 2002, there were 1,579,156 shares, 1,628,684 shares, and 610,331 shares, respectively, issued under the Plan at weighted-average prices of $4.70, $4.63, and $11.73 per share, respectively.    During 2004, an additional 1,743,383 shares became available under the PMC ESPP (2003 – 1,674,418).  As of December 31, 2004, 6,044,246 shares were available for future issuance under the PMC ESPP (2003 – 5,880,019).

Stock Option Plans. The Company issues its Common Stock under the provisions of various stock option plans.   The options generally expire within five to ten years and vest over four years.

In 2001, the company simplified its plan structure.  The 2001 Stock Option Plan (the “2001 Plan”) was created to replace a number of stock option plans the Company had assumed in connection with mergers and acquisitions completed prior to 2001.  The number of shares available for issuance under the 1994 Incentive Stock Pan (‘1994 Plan”) were approved by stockholders.  New stock options or other equity incentives may only be issued under the Company’s (“1994 Plan”) and its 2001 Stock Option Plan (“the 2001 Plan”).

Option activity under the option plans was as follows:

	Options Available For Issuance	Number of Options Outstanding	Weighted Average Exercise Price Per Share

Balance at December 31, 2001	2,793,046	32,104,389	$26.82
Additional shares reserved	8,284,696
Granted	(658,111)	658,111	$7.39
Exercised	—	(964,794)	$2.76
Expired	—
Cancelled/Repurchased	20,667,351	(20,652,984)	$36.77
Cancelled but unavailable	(230,181)
Balance at December 31, 2002	30,856,801	11,144,722	$9.51
Additional shares reserved	18,372,092
Granted	(17,717,775)	17,717,775	$6.09
Exercised	—	(4,979,802)	$5.75
Expired	—
Cancelled/Repurchased	1,774,355	(1,774,355)	$11.67
Cancelled but unavailable	(861)
Balance at December 31, 2003	33,284,612	22,108,340	$7.51
Additional shares reserved	8,716,915
Granted	(7,306,871)	7,306,871	$17.83
Exercised	—	(2,617,899)	$5.59
Expired	—
Cancelled/Repurchased	1,281,919	(1,281,919)	$12.51
Cancelled but unavailable	(119,510)
Balance at December 31, 2004	35,857,065	25,515,393	$10.40

The following table summarizes information concerning options outstanding and exercisable for the combined option plans at December 31, 2004:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Options Exercisable	Weighted Average Exercise Price per Share
$0.01 — $5.56	2,631,239	3.55	$3.56	2,330,652	$3.41
$5.95 — $5.95	11,213,292	8.26	5.95	7,077,228	5.95
$6.00 — $10.00	3,350,963	5.55	8.08	2,175,524	7.71
$10.03 — $19.87	2,798,693	5.61	14.63	2,169,713	15.14
$20.13 — $189.94	5,521,206	8.88	21.98	247,491	60.87
$0.01 — $189.94	25,515,393	7.26	$10.40	14,000,608	$8.20

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

Employee Retirement Savings Plans.   The Company sponsors a 401(k) retirement plan for its employees in the United States and similar plans for its employees in Canada and other countries.  Employees can contribute a percentage of their annual compensation to the plans, limited to maximum annual amounts set by local taxation authorities.  The Company contributed $3.7 million, $2.9 million, and $3.8 to the plans in fiscal years 2004, 2003, and 2002, respectively.

NOTE 13.  Income Taxes

The income tax provisions, calculated under Statement of Financial Accounting Standard No. 109 (SFAS 109), consist of the following:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Current:
State	$3	$4	$4
Foreign	(3,326)	(9,847)	(27,291)
	(3,323)	(9,843)	(27,287)
Deferred:
Foreign	—	1,131	8,429
	—	1,131	8,429
Recovery of income taxes	$(3,323)	$(8,712)	$(18,858)

A reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Income (loss) before provision for income taxes	$48,358	$(16,703)	$(83,865)
Federal statutory tax rate	35%	35%	35%
Income taxes at U.S. Federal statutory rate	16,925	(5,846)	(29,353)
Goodwill and other intangible assets	—	—	398
Deferred stock compensation	244	353	984
Incremental tax (recovery) on foreign earnings	(31,768)	(20,198)	1,971
Additional recovery of prior year taxes	(5,866)	(3,517)	—
Other	—	—	421
Valuation allowance	17,142	20,496	6,721
Recovery of income taxes	$(3,323)	$(8,712)	$(18,858)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$242,889	$219,043
Capital loss	42,974	41,041
State tax loss carryforwards	11,574	18,186
Credit carryforwards	35,235	31,948
Reserves and accrued expenses	13,432	16,199
Restructuring and other charges	5,377	7,343
Depreciation and amortization	11,237	8,966
Deferred income	1,461	3,543
Unrealized loss on investment	558
Total deferred tax assets	364,737	346,269
Valuation allowance	(364,179)	(346,148)
Total net deferred tax assets	558	121
Deferred tax liabilities:
Capitalized technology	(74)	(195)
Unrealized gain on investments	(622)	(1,167)
Total deferred tax liabilities	(696)	(1,362)
Total net deferred taxes	$(137)	$(1,241)

At December 31, 2004, the Company has approximately $698.6 million of federal net operating losses, which will expire through 2024.  Approximately $4.7 million of the federal net operating losses is subject to ownership change limitations provided by the Internal Revenue Code of 1986.  The Company also has approximately $192.9 million of state tax loss carryforwards, which expire through 2024.  The utilization of a portion of these state losses is also subject to ownership change limitations provided by the various states’ income tax legislation.

Included in the credit carryforwards are $16.6 million of federal research and development credits which expire through 2024, $0.5 million of federal AMT credits which carryforward indefinitely, $14.1 million of state research and development credits which do not expire, $7.1 million of state research and development credits which expire through 2009, and $1.1 million of state manufacturer’s investment credits which expire through 2014.

Included in the above net operating loss carryforwards are $23.8 million and $7.9 million of federal and state net operating losses related to acquisitions accounted for under the purchase method of accounting.  The benefit of such losses, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense.

Included in the deferred tax assets before valuation allowance are approximately $159.9 million of cumulative tax benefits related to equity transactions, which will be credited to stockholder’s equity if and when realized.

The pretax income (loss) from foreign operations was $75.8 million, $19.3 million and ($32.6 million) in 2004, 2003, and 2002, respectively.  Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon.  Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.  It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

NOTE 14.  Segment Information

Until the end of fiscal 2003 the Company operated in two segments: networking and non-networking products.  The networking segment consists of internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment.  The non-networking segment consisted of a single medical device.  The Company is supporting this non-networking product for existing customers, but has decided not to develop any further products of this type. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on net revenues and gross profits from operations of its segments.   In the fourth quarter of 2003, the Company shipped final orders of its non-networking product and does not anticipate further orders of this product in the future.

Summarized financial information by segment is as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Net revenues

Networking	$297,383	$247,947	$212,651
Non-networking	—	1,536	5,442
Total	$297,383	$249,483	$218,093

Gross profit

Networking	$209,841	$160,950	$126,222
Non-networking	—	658	2,329
Total	$209,841	$161,608	$128,551

Enterprise-wide information is provided in accordance with SFAS 131.  Geographic revenue information is based on the location of the customer invoiced.  Long-lived assets include property and equipment, goodwill and other intangible assets and other long-term assets.  Geographic information about long-lived assets is based on the physical location of the assets.

	Year Ended December 31,
(in thousands)	2004	2003	2002
Net revenues
United States	$111,829	$119,443	$120,083
Asia - excluding China	98,769	57,724	39,302
Canada	20,171	17,466	24,822
China	39,030	36,931	18,959
Europe and Middle East	24,017	16,772	11,554
Other foreign	3,567	1,147	3,373
Total	$297,383	$249,483	$218,093

Long-lived assets
Canada	$12,019	$17,788	$38,412
United States	16,994	13,581	25,497
Other	78	82	1,268
Total	$29,091	$31,451	$65,177

During 2004, the Company had three customers whose purchases represented a significant portion of net revenues, based on billing, including contract manufacturers and distributors.  Net revenues from one customer represented approximately 12% of net revenues in 2004, 14% in 2003 and 13% in 2002.  Net revenues from a second customer were 12% in 2004, 11% in 2003, and less than 10% in 2002.  Net revenues from a third customer were 12% in 2004 and less than 10% in 2003 and 2002.

NOTE 15.  Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Numerator:
Net income (loss)	$51,681	$(7,991)	$(65,007)
Denominator:
Basic weighted average common shares outstanding (1)	180,353	173,568	170,107
Effect of dilutive securities:
Stock options	8,550	—	—
Basic and diluted weighted average common shares outstanding (1)	188,903	173,568	170,107

Basic net income (loss) per share	$0.29	$(0.05)	$(0.38)
Diluted net income (loss) per share	$0.27	$(0.05)	$(0.38)

In 2003, the Company had approximately 9.3 million options (2002 – 4.4 million) that were not included in diluted net loss per share because they would be antidilutive.

(1) PMC-Sierra, Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.

NOTE 16.  Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Net income (loss)	$51,681	$(7,991)	$(65,007)
Other comprehensive income:
Change in net unrealized gains on investments, net of tax of $1,083 in 2004 (2003 - $2,291 and 2002 - $14,978)	(1,559)	(3,297)	(21,553)
Change in fair value of derivatives, net of tax of $20 in 2004 (2003 - $721 and 2002 - nil)	71	1,196	—
Total	$50,193	$(10,092)	$(86,560)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.

Controls and procedures

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 31, 2004.  They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d -15(f) of the Securities Exchange Act of 1934 as amended).

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective control over financial reporting as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte and Touche LLP, the registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on management’s assessment of the registrant’s internal control over financial reporting.  The attestation report is included herein.

There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report Of Independent Registered Public Accountants

To the Board of Directors of PMC-Sierra, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that PMC-Sierra, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Independent Registered Public Accountants

Vancouver, Canada
March 10, 2005

ITEM 9B. Other Information.

None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled “Election of Directors”, “Code of Business Conduct and Ethics”,  “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2005 Annual Stockholder Meeting.

ITEM 11.  Executive Compensation.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Director Compensation” and “Executive Compensation and Other Matters” in our Proxy Statement for the 2005 Annual Stockholder Meeting.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2005 Annual Stockholder Meeting.

Equity Compensation Plan Information:

The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	21,637,215	$9.81	32,140,293	(2)
Equity compensation plans not approved by security holders(3)	3,875,929	$13.74	9,761,018
Balance at December 31, 2004	25,513,144	$10.40	41,901,311

(1)          Consists of the 1994 Incentive Stock Plan (the “1994 Plan”) and the 1991 Employee Stock Purchase Plan (the “1991 Plan”).

(2)          Includes 26,096,047 shares available for issuance in the 1994 plan and 6,044,246 shares available for issuance in the 1991 Plan.

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

(4)          In accordance with the terms of the plans, on January 1, 2005 an additional 1,785,620 Options were automatically available for issuance under the 1991 Plan.

ITEM 13.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the information set forth in the section entitled “Executive Compensation and Other Matters – Employment Agreements” in our Proxy Statement for the 2005 Annual Stockholder Meeting.

ITEM 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference in our Proxy Statement for the 2005 Annual Stockholder Meeting.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

(a)           1.   Consolidated Financial Statements

The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

2.   Financial Statement Schedules

Financial Statement Schedules required by this item are listed on page 47 of this Annual Report on Form 10-K.

3.   Exhibits

The exhibits listed under Item 15(c) are filed as part of this Form 10-K Annual Report.

(b)           Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated by Reference

Exhibit Number	Description	Form	Date	Number	Filed herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended on May 11, 2001	10-Q	05/16/2001	3.2

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/08/2001	3.2

3.3	Bylaws of the Registrant, as amended	10-Q	11/14/2001	3.2

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	08/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	02/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	09/06/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	09/19/1995	4.3

4.5	Preferred Stock Rights Agreement, as amended and restated as of July 27, 2001, by and between the Registrant and American Stock Transfer and Trust Company	10-Q	11/14/2001	4.3

10.1^	1991 Employee Stock Purchase Plan, as amended	10-Q	05/13/2003	10.1

10.2^	1994 Incentive Stock Plan, as amended	10-Q	05/13/2003	10.2

10.3^	2001 Stock Option Plan, as amended	10-Q	08/12/2003	10.3

10.4^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	03/28/03	10.4

10.5^	Form of Executive Employment Agreement by and between the Registrant and the executive officers	10-K	03/28/03	10.5

10.6	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. and Pilot Pacific Developments Inc.	10-K	04/14/1997	10.20

Exhibit Number	Description	Form	Date	Number	Filed herewith

10.7	Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	08/08/2000	10.36

10.7	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

10.8	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	04/02/2001	10.44

10.9	Building Lease Agreement between Transwestern – Robinson I, LLC and PMC-Sierra US, Inc.	10-K	04/02/2001	10.45

10.10*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.	10-K	03/20/2000	10.31

10.11*	Deposit agreement dated January 31, 2000 by and between Chartered Semiconductor Manufacturing Ltd. and the Registrant.	10-Q	05/10/2000	10.35

10.13*	Technology License Agreement, by and between Weitek Corporation and MIPS Computer Systems, Inc. Assignment Agreement, by and between Weitek Corporation and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.) Amendment No. 1 to the Technology License Agreement, by and between MIPS Technologies, Inc. and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.) dated March 31, 1997	S-3	01/04/2002	10.47

10.14	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

Exhibit Number	Description	Form	Date	Number	Filed herewith

10.15	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc.	10-Q	11/10/2003	10.2

10.16	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C.	10-Q	11/10/2003	10.3

11.1	Calculation of earnings per share (1)				X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Chartered Accountants.				X

24.1	Power of Attorney (2)				X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed).				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed).				X

*  Confidential portions of this exhibit have been omitted and filed separately with the Commission.

^  Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.

(1)                        Refer to Note 15 of the consolidated financial statements included in Item 8 of Part II of this Annual Report.

(2)                        Refer to Signature page of this Annual Report.

(c)           Financial Statement Schedules required by this item are listed on page 47 of this Annual Report on Form 10k.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: March 10, 2005	/s/ Alan F. Krock
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

Name	Title	Date

/s/ Robert L. Bailey	President, Chief Executive Officer (Principal Executive Officer)	March 10, 2005
Robert L. Bailey

/s/ Alan F. Krock	Vice President, Finance, Chief Financial Officer (and Principal Accounting Officer)	March 10, 2005
Alan F. Krock

/s/ Alexandre Balkanski	Chairman of the Board of Directors	March 10, 2005
Alexandre Balkanski

/s/ Richard E. Belluzzo	Director	March 10, 2005
Richard E. Belluzzo

/s/ James V. Diller	Vice Chairman	March 10, 2005
James V. Diller

/s/ William Kurtz	Director	March 10, 2005
William Kurtz

/s/ Frank Marshall	Director	March 10, 2005
Frank Marshall

/s/ Jonathan Judge	Director	March 10, 2005
Jonathan Judge

/s/ Lewis O. Wilks	Director	March 10, 2005
Lewis O. Wilks

SCHEDULE II - Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003, and 2002

(in thousands)

	Balance at beginning of year	Charged to expenses or other accounts	Write-offs	Balance at end of year

Allowance for doubtful accounts:
2004	$2,849	$(184)	$—	$2,665
2003	$2,781	$80	$12	$2,849
2002	$2,625	$179	$23	$2,781

Allowance for obsolete inventory and excess inventory:
2004	$16,199	$(24)	$3,985	$12,190
2003	$30,142	$513	$14,456	$16,199
2002	$28,421	$6,992	$5,271	$30,142

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)