Form 10-Q
period 2005-04-03
PMC SIERRA INC
filed 2005-05-12
CIK 767920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 3, 2005

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

Common shares outstanding at May 2, 2005 – 180,375,911

INDEX

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements (unaudited)

	-	Condensed consolidated statements of operations

	-	Condensed consolidated balance sheets

	-	Condensed consolidated statements of cash flows

	-	Notes to the condensed consolidated financial statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	Apr 3, 2005	Mar 28, 2004

Net revenues	$66,111	$78,660

Cost of revenues	19,621	23,757
Gross profit	46,490	54,903

Other costs and expenses:
Research and development	31,416	28,802
Marketing, general and administrative	13,004	11,925
Amortization of deferred stock compensation:
Marketing, general and administrative	—	697
Restructuring costs	868	—

Income from operations	1,202	13,479

Other income:
Interest income, net	2,685	956
Foreign exchange loss	(590)	(33)
Loss on debt extinguishment and amortization of debt issue costs	(1,634)	(1,942)
Gain on sale of property and investments	1,439	8,587

Income before provision for income taxes	3,102	21,047

Recovery of (provision for) income taxes	175	(4,200)
Net income	$3,277	$16,847

Net income per common share - basic	$0.02	$0.09
Net income per common share - diluted	$0.02	$0.09

Shares used in per share calculation - basic	182,192	178,409
Shares used in per share calculation - diluted	188,678	192,300

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	Apr 3, 2005	Dec 26, 2004

ASSETS:
Current assets:
Cash and cash equivalents	$153,970	$121,276
Short-term investments	70,259	153,410
Accounts receivable, net of allowance for doubtful accounts of $2,665 (2004 - $2,665)	23,946	19,931
Inventories	15,803	15,823
Prepaid expenses and other current assets	17,977	17,042
Total current assets	281,955	327,482

Investment in bonds and notes	130,881	139,111
Other investments and assets	5,169	4,565
Property and equipment, net	14,382	16,177
Goodwill	7,907	7,907
Other intangible assets, net	4,818	5,003
Deposits for wafer fabrication capacity	5,145	6,779
	$450,257	$507,024

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$18,628	$16,598
Accrued liabilities	39,110	40,195
Income taxes payable	29,321	28,931
Accrued restructuring costs	12,739	13,735
Deferred income	8,413	7,646
Current portion of long-term debt	—	68,071
Total current liabilities	108,211	175,176

Deferred taxes and other tax liabilities	28,077	28,077

PMC special shares convertible into 2,815 (2004 - 2,897) shares of common stock	4,139	4,434

Stockholders’ equity
Common stock and additional paid in capital, par value $.001: 900,000 shares authorized; 180,230 shares issued and outstanding (2004 - 178,510)	902,198	893,704
Accumulated other comprehensive income	(928)	350
Accumulated deficit	(591,440)	(594,717)
Total stockholders’ equity	309,830	299,337
	$450,257	$507,024

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	Apr 3, 2005	Mar 28, 2004
Cash flows from operating activities:
Net income	$3,277	$16,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,688	4,027
Amortization of other intangibles	520	77
Amortization of deferred stock compensation	—	697
Amortization of debt issuance costs	16	97
Gain on disposal of property and equipment	(184)
Loss on extinguishment of debt	1,618	1,845
Gain on sale of investments and other assets	(1,255)	(8,587)
Changes in operating assets and liabilities:
Accounts receivable	(4,015)	(7,283)
Inventories	20	1,394
Prepaid expenses and other current assets	(2,607)	(5,721)
Accounts payable and accrued liabilities	2,028	(4,335)
Income taxes payable	769	4,127
Accrued restructuring costs	(996)	(1,661)
Deferred income	766	2,138
Net cash provided by operating activities	2,645	3,662

Cash flows from investing activities:
Purchases of short term available-for-sale investments	(66,950)	—
Proceeds from sales and maturities of short-term available-for-sale investments	141,084	20,323
Purchases of long-term available-for-sale investments in bonds and notes	—	(37,788)
Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	16,396	51,935
Purchases of investments and other assets	(2,000)	(800)
Proceeds from sale of investments and other assets	680	9,916
Proceeds from sale of property	2,604	—
Proceeds from refund of wafer fabrication deposits	1,634	—
Purchases of property and equipment	(1,085)	(3,713)
Purchase of intangible assets	(335)	(663)
Net cash provided by investing activities	92,028	39,210

Cash flows from financing activities:
Repurchase of convertible subordinated notes	(70,177)	(106,929)
Proceeds from issuance of common stock	8,198	11,180
Net cash used in financing activities	(61,979)	(95,749)

Net increase (decrease) in cash and cash equivalents	32,694	(52,877)
Cash and cash equivalents, beginning of the period	121,276	225,959
Cash and cash equivalents, end of the period	$153,970	$173,082

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,085	$2,858
Cash refund of income taxes	2,507	—
Cash paid for income taxes	2,251	—

Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	$295	—

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

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations.  The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004.  The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. In order to align our fiscal year end with the calendar year end, fiscal 2005 will consist of 53 weeks compared to 52 weeks in 2004.  The first fiscal period of 2005 therefore consisted of 14 weeks compared to 13 in the first quarter of 2004.

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

Cash and cash equivalents.  At April 3, 2005, Cash and cash equivalents included $1.3 million (December 28, 2004 - $1.3 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value).  Inventories (net of reserves of $11.4 million and $12.2 million at April 3, 2005 and December 28, 2004, respectively) were as follows:

(in thousands)	Apr 3, 2005	Dec 28, 2004

Work-in-progress	$8,766	$7,369
Finished goods	7,037	8,454
	$15,803	$15,823

Product warranties.  The Company provides a one-year limited warranty on most of its standard products and accrues for the cost of this warranty at the time of shipment.  The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs.  The change in the Company’s accrued warranty obligations from December 26, 2004 to April 3, 2005 was as follows:

(in thousands)	Three Months Ended April 3, 2005

Beginning balance	$3,492
Accruals for new warranties issued	87
Adjustments related to changes in estimate of warranty accrual	(3)
Ending balance, April 3, 2005	$3,576

Other Indemnifications.  From time to time, on a limited basis, PMC indemnifies its customers, as well as its suppliers, contractors, lessors, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of its products, the use of their goods and services, the use of facilities, the state of assets that the Company sells and other matters covered by such contracts, up to a specified maximum amount.

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

The following table summarizes the activity under all of our stock option plans for the first three months of 2005:

(in thousands, except per share amounts)	Shares Available for Options	Number of Options Outstanding	Weighted Average Exercise Price Per Share

Balance at December 26, 2004	35,857	25,515	$10.40
Granted	(60)	60	$10.49
Exercised	—	(789)	$5.30
Cancelled or expired	528	(528)	$15.12
Balance at April 3, 2005	36,325	24,258	$10.47

On April 18, 2005, we granted options to purchase approximately 5.9 million shares of common stock with an exercise price of $7.87, which was the closing price of our stock on the grant date.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, “Accounting for Stock-Based Compensation” for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.  The fair value of the Company’s stock-based awards to option participants was estimated using both the single and multiple option approach, recognizing forfeitures as they occur, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended
	Options		ESPP
	Apr 3, 2005	Mar 28, 2004	Apr 3, 2005	Mar 28, 2004
Expected life (years)	6.4	2.9	1.4	1.5
Expected volatility	64%	100%	63%	105%
Risk-free interest rate	4.3%	2.1%	3.0%	1.5%

During the first quarter of 2005, management re-examined certain assumptions related to the level of expected volatility used in the Company’s option pricing model.  As a result, volatility for the quarter ended April 3, 2005 was calculated using a weighted historical and market-based implied volatility.  For the quarter ended March 28, 2004, volatility was calculated using 5-year historical volatility.  In addition, stock options were granted to Directors only in the first quarter of 2005, therefore the weighted average expected life increased in order to reflect historical exercise patterns.

The weighted-average estimated fair values of stock options granted for the three months ended April 3, 2005 and March 28, 2004 were $6.66 and $12.02 per share, respectively.

If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been:

	Three Months Ended
(in thousands, except per share amounts)	April 3, 2005	Mar 28, 2004

Net income, as reported	$3,277	$16,847
Adjustments:
Additional stock-based employee compensation expense under fair value based method for all awards	(10,779)	(18,948)

Net loss, adjusted	$(7,502)	$(2,101)

Basic and diluted net income (loss) per share, as reported	$0.02	$0.09

Basic and diluted net income (loss) per share, adjusted	$(0.04)	$(0.01)

Recent Accounting Pronouncements.  In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard 123 (revised 2004), “Shared-Based Payment” (SFAS 123R).  SFAS 123R addresses the requirements of an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an option holder is required to provide services in exchange for the award. The provisions of this Standard will be effective for the Company in the first quarter of fiscal 2006.  The Company is evaluating the impact that this pronouncement will have on its financial position and results of operations.

In March 2005 the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107).  The interpretations in SAB 107 express the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company will apply the principles of SAB 107 in connection with its adoption of SFAS 123R.

NOTE 2.   Derivative Instruments and Hedging Activities

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

At April 3, 2005, the Company had five currency forward contracts outstanding that qualified and were designated as cash flow hedges.  The U.S. dollar notional amount of these contracts was $50.3 million and the contracts had a fair value of $0.9 million as of April 3, 2005.  The gain or loss from the ineffective portion of the hedges had no impact on earnings.

NOTE 3.   Restructuring Costs

Restructurings - 2005

In the first quarter of 2005 the Company implemented two workforce reduction initiatives aimed at streamlining operations and reducing operating expenses.

The first initiative included termination of 24 employees across all business functions in the first quarter, which resulted in the Company recording a restructuring charge of $0.9 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  All but $0.1 million of this amount was paid in the first quarter.

The second initiative included an announcement of the planned termination of 26 employees from production control, quality assurance, and product engineering as a result of consolidation of the Company’s two manufacturing facilities (Santa Clara, California and Burnaby, Canada) into one facility (Burnaby) in the second and third quarters of 2005.  The Company expects to expense approximately $2.2 million in termination costs related to the second initiative during 2005 and to have substantially completed this initiative by the fourth quarter of 2005.

Restructurings – 2003 and 2001

In 2003 and 2001, the Company implemented three restructuring plans aimed at focusing development efforts on key projects and reducing operating costs in response to the severe and prolonged economic downturn in the semiconductor industry.  PMC’s assessment of the market demand for its products, and the development efforts necessary to meet this demand, were key factors in its decisions to implement these restructuring plans.  As end markets for the Company’s products had contracted, certain projects were curtailed in an effort to cut costs.  Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during these periods.  The Company has completed substantially all of the activities contemplated in these restructuring plans, but as of April 3, 2005 had not yet terminated the leases on its surplus facilities.

January 16, 2003

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India.  To date, PMC has recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs.  These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan.  The Company has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used.  Cash payments made to date under this plan were $12.0 million.  A $0.9 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.

The activity under this plan in the three months ended April 3, 2005 was as follows:

(in thousands)	Balance at Dec 26, 2004	Cash Payments	Balance at Apr 3, 2005
Excess facility and contract settlement costs	$3,895	$(107)	$3,788

October 18, 2001

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs.  To date, the Company has made cash payments under this plan of $153.3 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003.  To date, PMC has reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two.  Due to the continued downturn in real estate markets, the facilities costs are expected to be higher than anticipated in the original plan and as a result, PMC recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

The activity under this plan in the three months ended April 3, 2005 was as follows:

(in thousands)	Balance at Dec 26, 2004	Cash Payments	Balance at Apr 3, 2005

Excess facility and contract settlement costs	$6,458	$(654)	$5,804

March 26, 2001

In the first quarter of 2001, the Company recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects.  Due to the continued downturn in real estate markets, the Company expects these costs to be higher than anticipated in the original plan.  As a result, PMC recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

The activity under this plan in the three months ended April 3, 2005 was as follows:

(in thousands)	Balance at Dec 26, 2004	Cash Payments	Balance at Apr 3, 2005

Excess facility costs	$3,382	$(388)	$2,994

NOTE 4.   Debt Investments

The following tables summarize the Company’s investments in debt securities:

(in thousands)	Apr 3, 2005	Dec 31, 2004

Available-for-sale:
US Government Treasury and Agency notes	$104,261	$104,722
Corporate bonds and notes	138,021	187,799
	$242,282	$292,521

Reported as:
Cash equivalents	$41,142	$—
Short-term investments	70,259	153,410
Investments in bonds and notes	130,881	139,111
	$242,282	$292,521

NOTE 5.   Investments and Other Assets

In March 2005 the Company received $2.2 million as final satisfaction of the mortgage owed to the Company for a property it sold in 2003.  As part of the agreement the Company surrendered an option to purchase the property.  The difference between the proceeds and the carrying value of the mortgage receivable was recorded as a gain of $0.6 million on the Statement of Operations.

In February 2005, the Company received $0.7 million that had been in escrow for one year pending final settlement of the sale of its investment in a private technology company.  As a result the Company recorded a gain for this amount, which has been included in Gain on Property and Investments on the Statement of Operations.  In February 2004, the Company recorded a gain of $8.6 million from this sale, excluding the deferred portion of the proceeds.

On January 7, 2005 the Company invested $2 million in a private technology company.  The investment is carried at cost and is included in Other investments and assets.

NOTE 6.   Convertible Subordinated Notes

On January 18, 2005 the Company redeemed its remaining outstanding 3.75% Convertible Subordinated Notes for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium.  In the first quarter of 2005, the Company expensed the remaining unamortized debt issue costs of $0.6 million, resulting in an aggregate loss of $1.6 million. The aggregate principal amount of the Notes outstanding was $68.1 million at December 26, 2004.

NOTE 7.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
(in thousands)	Apr 3, 2005	Mar 28, 2004

Net income	$3,277	$16,847
Other comprehensive income:
Change in net unrealized gains on investments	(596)	(302)
Change in fair value of derivatives	(682)	(604)
Total	$1,999	$15,941

NOTE 8.   Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
(in thousands, except per share amounts)	Apr 3, 2005	Mar 28, 2004
Numerator:
Net income	$3,277	$16,847
Denominator:
Basic weighted average common shares outstanding (1)	182,192	178,409
Effect of dilutive securities:
Stock options	6,486	13,891

Basic and diluted weighted average common shares outstanding (1)	188,678	192,300

Basic net income per share	$0.02	$0.09

Diluted net income per share	$0.02	$0.09

(1)          PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements.  Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision rate, capital resources sufficiency, capital expenditures, restructuring activities and expenses.

These forward-looking statements apply only as of the date of this Quarterly Report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described under “Factors That You Should Consider Before Investing in PMC-Sierra” and elsewhere in this Quarterly Report.  Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.

We generate revenues from the sale of semiconductor devices that we have designed and developed.  Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, the majority of our revenues in the first quarter of 2005 came from parts developed in 2004 and earlier. After an individual product is completed and announced it may take several years before that device generates any significant revenues.  Our current revenue is generated by a portfolio of more than 230 products.

In addition to incurring costs for the marketing, sales and administration of the sale of existing products, we expend a substantial amount every year for the development of new semiconductor devices.  We determine the amount to invest in the development of new semiconductors based on our assessment of the future market opportunities for those components, and the estimated return on investment.

In order to align our fiscal year end with the calendar year end, the first fiscal period of 2005 consisted of 14 weeks compared to 13 in the first quarter of 2004.

Results of Operations

First Quarters of 2005 and 2004

Net Revenues (in millions)

	First Quarter
	2005	2004	Change

Net revenues	$66.1	$78.7	(16)%

Net revenues for the first quarter of 2005 were $66.1 million compared to $78.7 million for the same period in 2004, a decrease of $12.6 million, or 16%.  Although revenues were lower than the first quarter of 2004, revenues increased in the first quarter of 2005 from the level of revenue in the fourth quarter of 2004.  The recovery in the first quarter of 2005 when compared to the fourth quarter of 2004 was due to reduced levels of inventory at end customers, improved activity levels in a number of end-user markets, including Enterprise Routing and Multi-Service Switching, Storage, Laser Printers, and Wireless Infrastructure.  In addition, the percentage of revenues from Asia grew significantly this quarter compared to the fourth quarter of 2004.  Revenue generated during the extra week of the first quarter (the 14th week), was approximately $2 million.

Gross Profit (in millions)

	First Quarter
	2005	2004	Change

Gross profit	$46.5	$54.9	(15)%
Percentage of net revenues	70%	70%

Total gross profit decreased $8.4 million, or 15%, in the first quarter of 2005 compared to the same quarter of 2004.  The decrease is due to lower unit sales.

Gross profit as a percentage of revenues was consistent at 70% in the first quarter of 2005 and the same period in 2004.  This resulted from a combination of the following factors:

•                  fixed manufacturing costs were allocated over a lower volume of shipments, reducing gross profit by approximately 1 percentage point; and

•                  a greater portion of our sales were from our higher margin products, which increased gross profit by approximately 1 percentage point.

Operating Expenses and Charges (in millions)

	First Quarter
	2005	2004	Change

Research and development	$31.4	$28.8	9%
Percentage of net revenues	48%	37%

Marketing, general and administrative	$13.0	$11.9	9%
Percentage of net revenues	20%	15%

Amortization of deferred stock compensation:
Marketing, general and administrative	—	0.7
	$—	$0.7	(100)%
Percentage of net revenues	0%	1%

Restructuring costs	$0.9	$—	100%
Percentage of net revenues	1%	0%

Research and Development and Marketing, General and Administrative Expenses

Our research and development, or R&D, expenses were $2.6 million, or 9%, higher in the first quarter of 2005 compared to the first quarter of 2004 due primarily to the incremental week in the first quarter of 2005, which increased payroll-related costs by $2.1 and facilities expenses by $0.1 million.  Development costs in the first quarter of 2005 were $0.2 million higher than the first quarter of 2004 due to the timing of design completions.  In addition, amortization of intellectual property was higher by $0.4 million due to an increase in purchases of intellectual property in the second half of 2004.  These increases were offset by a $0.2 reduction in depreciation expense for equipment and development tools that became fully depreciated and were not replaced.

Our marketing, general and administrative, or MG&A, expenses increased by $1.1 million, or 9%, in the first quarter of 2005 compared to the same quarter of 2004.  This increase was primarily attributable to the incremental week in the first quarter of 2005, which increased payroll-related costs by $1.3 million. This increase was offset by a $0.2 million reduction in depreciation expense for assets that became fully depreciated and were not replaced.

Restructuring

In the first quarter of 2005 we implemented two workforce reduction initiatives aimed at streamlining operations and reducing operating expenses.

The first initiative included termination of 24 employees across all business functions in the first quarter, which resulted in a restructuring charge of $0.9 million.  Of this amount, all but $0.1 million has been paid.

The second initiative included an announcement of the planned termination of 26 employees from production control, quality assurance, and product engineering as a result of consolidation of our two manufacturing facilities (Santa Clara, California and Burnaby, Canada) into one facility (Burnaby) in the second and third quarters of 2005.  We expect to expense termination costs of approximately $2.2 million related to this second initiative during 2005 and to have substantially completed this initiative by the fourth quarter of 2005.

Restructuring – 2003 and 2001

In 2003 and 2001, we implemented three restructuring plans aimed at focusing development efforts on key projects and reducing operating costs in response to the severe and prolonged economic downturn in the semiconductor industry.  Our assessment of the market demand for our products, and the development efforts necessary to meet this demand, were key factors in our decisions to implement these restructuring plans.  As end markets for our products had contracted, certain projects were curtailed in an effort to cut costs.  Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during these periods.  We have completed substantially all of the activities contemplated in these restructuring plans, but as of April 3, 2005 have not yet terminated the leases on our surplus facilities.  Upon the final disposition of our surplus leased facilities, we expect to achieve annualized savings of approximately $15.9 million, $67.6 million, and $28.2 million in cost of revenues and operating expenses based on the expenditure levels at the time of the respective January 2003, October 2001 and March 2001 restructurings.

January 16, 2003

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India.  To date, we have recorded a restructuring charge of $18.3 million, including $1.5 million for asset write-downs.  These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan.  We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used.  Cash payments made to date under this plan were $12.0 million.  A $0.9 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.

The activity under this plan in the three months ended April 3, 2005 was as follows:

(in thousands)	Balance at Dec 26, 2004	Cash Payments	Balance at Apr 3, 2005
Excess facility and contract settlement costs	$3,895	$(107)	$3,788

October 18, 2001

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs.  To date, we have made cash payments under this plan of $153.3 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003.  To date, we have reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two.  Due to the continued downturn in real estate markets, the facilities costs are expected to be higher than anticipated in the original plan and as a result, we recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

The activity under this plan in the three months ended April 3, 2005 was as follows:

(in thousands)	Balance at Dec 26, 2004	Cash Payments	Balance at Apr 3, 2005

Excess facility and contract settlement costs	$6,458	$(654)	$5,804

March 26, 2001

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects.  Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan.  As a result, we recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

The activity under this plan in the three months ended April 3, 2005 was as follows:

(in thousands)	Balance at Dec 26, 2004	Cash Payments	Balance at Apr 3, 2005

Excess facility costs	$3,382	$(388)	$2,994

Other Income and Expenses (in millions)

	First Quarter
	2005	2004	Change

Interest income, net	$2.7	$1.0	169%
Percentage of net revenues	4%	1%

Foreign exchange loss	$(0.6)	$—	100%
Percentage of net revenues	-1%	0%

Loss on extinguishment of debt and amortization of debt issue costs	$(1.6)	$(1.9)	16%
Percentage of net revenues	-2%	-2%

Gain on property and investments	$1.4	$8.6	(83)%
Percentage of net revenues	2%	11%

Interest income, net

Interest income was $2.7 million in the first quarter of 2005 compared to $1.0 million in the first quarter of 2004.  Our net interest income increased in the first quarter of 2005 by $1.7 million compared to the first quarter of 2004 as a result of interest expense savings of $0.6 million from the repurchase of our 3.75% Convertible Subordinated Notes, and $0.5 million interest received as part of a tax settlement.   The remaining increase is due to increases in our average cash balances, net of debt, improved investment yields and an additional week in the first quarter of 2005 compared to the first quarter of 2004.

Foreign exchange loss

Foreign exchange loss increased to $0.6 million in the first quarter of 2005 compared to nil in the first quarter of 2004.

We have a significant design presence outside the United States, especially in Canada.  The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through December 2005.  The foreign exchange loss incurred in the first quarter of 2005 relates primarily to the re-measurement of accrued income tax amounts in our Canadian subsidiary.  We do not hedge our accrual for Canadian income taxes against fluctuations in foreign currency exchange rates in the ordinary course of business (see Item 3.  Quantitative and Qualitative Disclosures About Market Risk).

Loss on extinguishment of debt and amortization of debt issue costs

On January 18, 2005 we redeemed our remaining outstanding 3.75% Convertible Subordinated Notes for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium.   We expensed the remaining unamortized debt issue costs of $0.6 million, resulting in an aggregate net loss on redemption of $1.6 million.

In the first quarter of 2004, we repurchased $106.9 million face value of our convertible subordinated notes at par and wrote off $1.5 million of related unamortized debt issue costs.  We also incurred transaction related costs of $0.3 million resulting in an aggregate net loss on the repurchase of $1.8 million.

Gain on sale of property and investments

In February 2005, we received $0.7 million that had been in escrow for one year pending final settlement of the sale of our investment in a private technology company.  As a result we recorded a gain for this amount, which has been included in Gain on Property and Investments on the Statement of Operations.  In February 2004 we recorded a gain of $8.6 million from this sale, which excluded this deferred portion of the proceeds.

In March 2005 we received $2.2 million as final satisfaction of the mortgage owed to us for a property we sold in 2003.  As part of the agreement we surrendered an option to purchase the property.  The difference between the proceeds and the carrying value of the mortgage receivable was recorded as a gain of $0.6 million on the Statement of Operations.

Recovery of income taxes

We recorded a recovery of income taxes of $0.2 million in the first quarter of 2005.  Our provision for income taxes was affected by two factors.  First, we decreased our expected annual effective tax rate from 25% to 20% based on a sensitivity analysis that considered tax credits available to offset forecast levels of net income, which illustrated that 20% was a more realistic rate for PMC.  Second, we reversed a $0.9 million accrual for state taxes based on the completion of a tax audit.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities.  Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 26, 2004, which also provides commentary on our most critical accounting estimates.  The following additional estimates were of note during the first three months of 2005:

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

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans implemented that year.  The total remaining estimate of $8.8 million related to the 2001 restructuring plans represents 90% of the estimated total future operating costs and lease obligations for the effected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites and the recording of $9.6 million charge related to these facilities.  The total remaining estimate of $3.8 million related to the closing of all four sites represents just over 57% of the estimated total future operating costs and lease obligations for these sites.

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

Income Taxes

In estimating our annual effective tax rate we review our forecasted net income for the year by geographic area and apply the appropriate tax rates.  We also consider the income tax credits available in each tax jurisdiction.  Based on the analysis performed in the first quarter of 2005 we reduced our effective tax rate from 25% to 20%.

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

In certain jurisdictions we have incurred losses and other costs that can be applied against future taxable earnings to reduce our tax liability on those earnings. As we are uncertain of realizing the future benefit of those losses and expenditures, we have taken a valuation allowance against all domestic and foreign deferred tax assets.

Business Outlook

We expect our revenues for the second quarter of 2005 to be in the range of $70 to $72 million.  As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”.  Our revenue forecast depends in part on returning to PMC’s normal rate of turns business.  In Q1 2005, net orders booked and shipped within the quarter (or net turns completed) was approximately $16 million or approximately 24% of quarterly sales.   Our average turns business is about 30% of total quarterly sales. We believe that given the steady increase in levels of turns business over the past three quarters along with a reduction of customer inventory levels, our turns business will return to approximately a normalized rate during the second quarter of 2005.   Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets and continue to manage their inventory levels.

We anticipate our second quarter 2005 gross margins will be approximately 70%, but as in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed.  Margins could also vary depending on the mix of products sold.

We expect our second quarter of 2005 operating expenses to be consistent with the first quarter.  The first half of each calendar year brings additional expenses such as salary increases, and additional employer taxes and retirement plan contributions.

We anticipate that interest and other income in the second quarter of 2005 will be approximately $2.3 million, and our income tax provision rate will be 20%.

Liquidity & Capital Resources

Our principal source of liquidity at April 3, 2005 was $355.1 million in cash and investments, which included $224.2 million in cash and cash equivalents and short-term investments and $130.9 million of long-term investments in bonds and notes.

In the first three months of 2005, we generated $2.6 million of cash from operating activities. Significant changes in working capital accounts included:

•                  a $4.0 million increase in accounts receivable, primarily due to increased revenues and the timing of payments near the end of our fiscal period;

•                  a $2.6 million increase in prepaid expenses and other assets, principally due to the renewal of software maintenance contracts; and

•                  a $2.0 million increase in accounts payable and accrued liabilities, primarily due to the receipt of a large invoice from a supplier at the end of the quarter.

In the first three months of 2005 cash flows from our investment activities included:

•                  cash proceeds of $157.5 million from the sale or maturity of short and long-term debt investments;

•                  cash used for the purchase of $67.0 million of long and short-term debt investments;

•                  cash proceeds of $3.3 million from the sale of investments, property and other assets;

•                  an investment of $2.0 million in a private technology company;

•                  cash proceeds of $1.6 million from the refund of wafer fabrication deposits; and

•                  an investment of $1.4 million for the purchases of property, equipment and intangible assets.

In the first three months of 2005 cash flows from our financing activities included:

•                  $70.2 million used to redeem our remaining outstanding 3.75% Convertible Subordinated Notes; and

•                  cash proceeds of $8.2 million from the issuance of common stock under our equity-based compensation plans.

As of April 03, 2005, we had cash commitments made up of the following:

(in thousands) Contractual Obligations	Total	2005	2006	2007	2008	2009	After 2009

Operating Lease Obligations:
Minimum Rental Payments	$56,306	$7,647	$9,840	$9,981	$11,092	$6,663	$11,083
Estimated Operating Cost Payments	22,096	3,125	3,941	3,921	3,676	2,930	4,503
Purchase and other Obligations	4,265	3,812	453	—	—	—	—
	$82,667	$14,584	$14,234	$13,902	$14,768	$9,593	$15,586

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development.  Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business.  We estimate these other commitments to be approximately $5.3 million at April 3, 2005 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We have a line of credit with a bank that allows us to borrow up to $1.5 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit.  At April 3, 2005 we had committed $1.3 million under letters of credit as security for office leases.

We expect to use approximately $16.0 million of cash in the remainder of 2005 for capital expenditures.  Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, venture investing, capital expenditure, wafer deposit and remaining restructuring requirements through the end of 2006.

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

Our ability to project revenues is limited because a significant portion of our quarterly revenues may be derived from orders placed and shipped in the same quarter, which we call our “turns business.”  Our turns business varies widely quarter to quarter.  Although we have seen a steady improvement in our turns business during the past three quarters, uncertainty in our customers’ end markets and our customers’ increased focus on cash management may cause our customers to delay product orders and reduce delivery lead-time expectations, which reduces our ability to project revenues beyond the current quarter.

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

China represents a significant portion of our net revenues (17% and 13% for each of the quarters ended April 3, 2005 and March 28, 2004, respectively).  Our financial condition and results of operations are becoming increasingly dependent on our sales in China and the majority of our wafer supply comes from Taiwan.  China has large organizations with major programs that can start and stop quickly.  For example, in 2004 our operating profits were adversely affected by a sudden change in telecom infrastructure build-out in China.  Any instability in China’s economic environment could lead to a contraction of capital spending by our customers. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern.

We depend on a limited number of customers for a major portion of our revenues.  Through direct, distributor and subcontractor purchases, Cisco Systems accounted for more than 10% of our revenues in the first quarter of 2005.  We do not have long-term volume purchase commitments from any of our major customers. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

The loss of our key customer, or a reduction in our sales to any major customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations.

Our revenues may decline if we do not maintain a competitive portfolio of products.

We are experiencing significantly greater competition from many different market participants as the market in which we participate matures.  In addition, we are expanding into markets, such as the wireless infrastructure, enterprise storage, customer premise equipment, and generic microprocessor markets, which have established incumbents with substantial financial and technological resources.  We expect more intense competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

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

From time to time, we announce new products and design wins for existing and new products. While some industry analysts may use design wins as a metric for future revenues, many design wins have not, and will not generate any revenues for us, as customer projects are cancelled or unsuccessful in their end market.  In the event a design win generates revenue, the amount of revenue will vary greatly from one design win to another.  In addition, most revenue-generating design wins do not translate into near-term revenues.  Most revenue-generating design wins take more than 2 years to generate meaningful revenue.

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

In addition, a significant portion of our sales flows through our distribution channel, which generally represents a higher credit risk.  Should these companies enter into bankruptcy proceedings or breach their debt covenants, our revenues could decrease and collection of our significant accounts receivables with these companies could be jeopardized.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions.  We do not hedge our accrual for Canadian income taxes in the ordinary course of business, and consequently in the first quarter of 2005 we incurred a $0.7 million foreign exchange loss relating to this item.  Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States and Canadian currencies.

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

In 2005 we implemented a restructuring plan to streamline operations and reduce operating costs.  In 2001 and 2003, we implemented plans to restructure our operations in response to the decline in demand for our networking products.  We reduced the work force and consolidated or shut down excess facilities in an effort to bring our expenses into line with our reduced revenue expectations.

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

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), “Shared-Based Payment” which will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. We will be required to adopt this Statement in the first quarter of fiscal

2006. We are currently evaluating the impact that this pronouncement will have on our financial position and results of operations but expect that it will result in significant and ongoing accounting charges.

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

Our products employ technology that may infringe on the intellectual property and the proprietary rights of third parties, which may expose us to litigation and prevent us from selling our products.

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

Cash Equivalents, Short-term Investments and Investments in Bonds and Notes:

We regularly maintain a short and long term investment portfolio of various types of government and corporate bonds and notes.  Our investments are made in accordance with an investment policy approved by our Board of Directors.  Maturities of these instruments are less than 30 months with the majority being within one year.  To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody’s, or A-1 or A by Standard and Poor’s, or equivalent.  We classify these securities as available-for-sale and they are carried at fair market value.

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

Based on a sensitivity analysis performed on the financial instruments held at April 3, 2005, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $0.9 million, $1.8 million and $2.7 million respectively.

Other Investments:

Our other investments include strategic investments in privately held companies that are carried on our balance sheet at cost, net of write-downs for non-temporary declines in market value.  We expect to make additional investments like these in the future.  These investments are inherently risky, as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages.  The market for the technologies or products that they have under development is typically in the early stages, and may never materialize.  We could lose our entire investment in these companies and partnerships or may incur an additional expense if we determine that the value of these assets have been impaired.  We may record an impairment charge to our operating results should we determine that these funds have incurred a non-temporary decline in value.

Foreign Currency:

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

As at April 3, 2005, we had five currency forward contracts outstanding that qualified and were designated as cash flow hedges.  The U.S. dollar notional amount of these contracts was $50.3 million and the contracts had a fair value of $0.9 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions.  We do not hedge our accruals for Canadian income taxes in the ordinary course of business, and consequently in the first quarter of 2005 we incurred a $0.7 million foreign exchange loss relating to this item.  Our profitability would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies.  For example, if the value of the United States dollar decreased by 5% relative to the Canadian dollar, our profitability would decrease by $2.7 million.

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

Changes in internal controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

On February 11, 2004, we filed a lawsuit against Programmable Microelectronics Corporation (“Programmable”) in the United States District Court, Northern District of California (Case No. C04 00582) for trademark and trade name infringement, trademark dilution, cancellation of trademark registration and unfair competition due to Programmable’s use of the Company’s “PMC” mark.  In April 2004 Programmable filed counterclaims for trademark and trade name infringement and unfair competition.  In April 2005 we settled this matter with Programmable for an immaterial amount.

Item 5.    OTHER INFORMATION

In the first quarter of 2005, executive officer Alan Krock entered into an individual Rule 10b5-1 trading plan pursuant to which stock of the Company will be sold from his account from time to time in accordance with the provisions of the plan without any further action or involvement by him.

Item 6.    EXHIBITS

Exhibits –

•	11.1	Calculation of net income per share – included in Note 8 of the financial statements included in Item I of Part I of this Quarterly Report.

•	31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•	31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

•	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date:	May 3, 2005	/s/ Alan F. Krock
Alan F. Krock
Vice President, Finance Chief Financial Officer and Principal Accounting Officer