Form 10-Q
period 2005-07-03
PMC SIERRA INC
filed 2005-08-05
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2005

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

Common shares outstanding at July 31, 2005 – 182,242,787

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	Jul 3, 2005	Jun 27, 2004	Jul 3, 2005	Jun 27, 2004
Net revenues	$71,541	$85,703	$137,652	$164,363
Cost of revenues	21,372	23,843	40,993	47,600

Gross profit	50,169	61,860	96,659	116,763

Other costs and expenses:
Research and development	29,456	30,689	60,872	59,491
Marketing, general and administrative	13,251	12,203	26,255	24,128
Amortization of deferred stock compensation: Marketing, general and administrative	215	—	215	697
Restructuring costs	7,606	—	8,474	—

Income (loss) from operations	(359)	18,968	843	32,447

Other income:
Interest income, net	2,502	1,055	5,187	2,011
Foreign exchange gain (loss)	512	20	(78)	(13)
Loss on debt extinguishment and amortization of debt issue costs	—	(97)	(1,634)	(2,039)
Gain on sale of property and investments	—	—	1,439	8,587

Income before provision for income taxes	2,655	19,946	5,757	40,993

Provision for income taxes	(2,126)	(4,537)	(1,951)	(8,737)

Net income	$529	$15,409	$3,806	$32,256

Net income per common share - basic	$0.00	$0.09	$0.02	$0.18
Net income per common share - diluted	$0.00	$0.08	$0.02	$0.17

Shares used in per share calculation - basic	183,386	179,570	182,789	178,989
Shares used in per share calculation - diluted	188,305	190,136	188,492	191,218

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	Jul 3, 2005	Dec 26, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$162,981	$121,276
Short-term investments	143,755	153,410
Accounts receivable, net of allowance for doubtful accounts of $1,765 (2004 - $2,665)	25,086	19,931
Inventories, net	14,712	15,823
Prepaid expenses and other current assets	16,688	17,042

Total current assets	363,222	327,482

Investment in bonds and notes	55,189	139,111
Other investments and assets	4,639	4,565
Property and equipment, net	14,219	16,177
Goodwill	7,907	7,907
Other intangible assets, net	4,853	5,003
Deposits for wafer fabrication capacity	5,145	6,779

	$455,174	$507,024

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$16,462	$16,598
Accrued liabilities	36,796	40,195
Income taxes payable	30,128	28,931
Accrued restructuring costs	15,928	13,735
Deferred income	8,079	7,646
Current portion of long-term debt	—	68,071

Total current liabilities	107,393	175,176

Deferred taxes and other tax liabilities	28,077	28,077

PMC special shares convertible into 2,677 (2004 - 2,897) shares of common stock	3,636	4,434

Stockholders’ equity
Common stock and additional paid in capital, par value $.001: 900,000 shares authorized; 181,230 shares issued and outstanding (2004 - 178,510)	907,432	893,704
Accumulated other comprehensive income (loss)	(453)	350
Accumulated deficit	(590,911)	(594,717)

Total stockholders’ equity	316,068	299,337

	$455,174	$507,024

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	Jul 3, 2005	Jun 27, 2004
Cash flows from operating activities:
Net income	$3,806	$32,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,432	7,550
Amortization of other intangibles	1,142	253
Amortization of deferred stock compensation	215	697
Amortization of debt issuance costs	16	194
Gain on disposal of property and equipment	(184)	—
Impairment of purchased intangible assets	538	—
Loss on extinguishment of debt	1,618	1,845
Gain on sale of investments and other assets	(1,255)	(8,587)
Reversal of write-down of excess inventory	—	(651)
Changes in operating assets and liabilities:
Accounts receivable	(5,155)	(7,316)
Inventories	1,111	1,626
Prepaid expenses and other current assets	(1,070)	(3,616)
Accounts payable and accrued liabilities	(2,452)	(8,638)
Income taxes payable	1,780	8,600
Accrued restructuring costs	2,193	(4,016)
Deferred income	432	2,213

Net cash provided by operating activities	7,167	22,410

Cash flows from investing activities:
Purchases of short term available-for-sale investments	(82,389)	(288)
Proceeds from sales and maturities of short-term available-for-sale investments	141,084	60,373
Purchases of long-term available-for-sale investments in bonds and notes	(10,231)	(177,991)
Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	44,760	111,291
Purchases of investments and other assets	(2,000)	(5,905)
Proceeds from sale of investments and other assets	734	10,094
Proceeds from sale of property	2,604	—
Proceeds from refund of wafer fabrication deposits	1,634	—
Purchases of property and equipment	(2,666)	(5,220)
Purchase of intangible assets	(1,530)	(2,354)

Net cash provided by (used in) investing activities	92,000	(10,000)

Cash flows from financing activities:
Repurchase of convertible subordinated notes	(70,177)	(106,929)
Proceeds from issuance of common stock	12,715	13,304

Net cash used in financing activities	(57,462)	(93,625)

Net increase (decrease) in cash and cash equivalents	41,705	(81,215)
Cash and cash equivalents, beginning of the period	121,276	225,959

Cash and cash equivalents, end of the period	$162,981	$144,744

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,085	$2,858
Cash refund of income taxes	2,516	—
Cash paid for income taxes	2,870	—
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	$798	$85

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

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. In order to align our fiscal year end with the calendar year end, fiscal 2005 will consist of 53 weeks compared to 52 weeks in 2004. The first fiscal period of 2005 consisted of 14 weeks compared to 13 in the first quarter of 2004 and therefore the first six months of 2005 consisted of 27 weeks compared to 26 weeks in the first six months of 2004.

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

Cash and cash equivalents. At July 3, 2005, Cash and cash equivalents included $1.3 million (December 26, 2004—$1.3 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $10.3 million and $12.2 million at July 3, 2005 and December 26, 2004, respectively) were as follows:

(in thousands)	Jul 3, 2005	Dec 26, 2004
Work-in-progress	$9,970	$7,369
Finished goods	4,742	8,454

	$14,712	$15,823

Product warranties. The Company provides a one-year, limited warranty on most of its standard products and accrues for the cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 26, 2004 to July 3, 2005 was as follows:

(in thousands)	Six Months Ended Jul 3, 2005
Beginning balance, December 26, 2004	$3,492
Accrual for new warranties issued	143
Reduction for payments (in cash or in kind)	(7)

Ending balance, July 3, 2005	$3,628

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

Derivatives and Hedging Activities. PMC’s net income and cash flows may be negatively impacted by fluctuating foreign exchange rates. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income when the hedged item affects net income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income. During the quarter ended July 3, 2005, all hedges were designated as cash flow hedges.

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

The following table summarizes the activity under all of the Company’s stock option plans for the first six months of 2005:

(in thousands, except per share amounts)	Shares Available for Options	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Balance at December 26, 2004	35,857	25,515	$10.40
Granted	(6,160)	6,160	$7.90
Exercised	—	(1,620)	$5.37
Cancelled or expired	1,645	(1,645)	$13.22

Balance at July 3, 2005	31,342	28,410	$9.99

On April 18, 2005, the Company granted options to purchase approximately 5.9 million shares of common stock with an exercise price of $7.87, which was the closing price of the Company’s stock on the grant date.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, “Accounting for Stock-Based Compensation” for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. During the quarter ended July 3, 2005, the Company estimated the fair value of the Company’s stock-based awards using a binomial valuation model. The fair value of the Company’s stock-based awards to employees was previously estimated using a Black-Scholes option pricing model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that the binomial model provides a better estimate of the fair value of stock-based awards because it considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. Both models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair values of the Company’s stock-based awards were estimated using the multiple option approach, recognizing forfeitures as they occur, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	Options		Options
	Jul 3, 2005	Jun 27, 2004	Jul 3, 2005	Jun 27, 2004
Expected life (years)	3.8	2.6	3.8	2.8
Expected volatility	61%	99%	61%	100%
Risk-free interest rate	3.9%	2.7%	3.9%	2.1%

During the first quarter of 2005, management re-examined certain assumptions related to the level of expected volatility used in the Company’s option pricing model. As a result, volatility for the quarter ended July 3, 2005 was calculated using a weighted historical and market-based implied volatility. For the quarter ended June 27, 2004, volatility was calculated using 5-year historical volatility.

The weighted-average estimated fair values of stock options granted for the three months ended July 3, 2005 and June 27, 2004 were $3.30 and $7.54 per share, respectively. The weighted-average estimated fair values of stock options granted for the six months ended July 3, 2005 and June 27, 2004 were $3.34 and $11.77 per share, respectively.

If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Jul 3, 2005	Jun 27, 2004	Jul 3, 2005	Jun 27, 2004
Net income, as reported	$529	$15,409	$3,806	$32,256
Adjustments:
Stock-based employee compensation expense included in net income	215	—	215	697
Additional stock-based employee compensation expense under fair value based method for all awards	(6,774)	(13,318)	(17,553)	(32,962)

Net income (loss), adjusted	$(6,030)	$2,091	$(13,532)	$(9)

Basic net income per share, as reported	$0.00	$0.09	$0.02	$0.18

Diluted net income per share, as reported	$0.00	$0.08	$0.02	$0.17

Basic net income (loss) per share, adjusted	$(0.03)	$0.01	$(0.07)	$0.00

Diluted net income (loss) per share, adjusted	$(0.03)	$0.01	$(0.07)	$0.00

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R addresses the requirements of an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an option holder is required to provide services in exchange for the award. The Company will adopt the provisions of SFAS 123R on a prospective basis in the first quarter of fiscal 2006.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107). The interpretations in SAB 107 express the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will apply the principles of SAB 107 in connection with its adoption of SFAS 123R.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial

Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It carries forward without change the guidance from Opinion 20 for reporting the correction of an error in previously issued financial statements and the accounting for changes in estimate. The provisions of SFAS 154 will be effective for the Company in the first quarter of fiscal 2006 and are not expected to have a current impact on the Company’s financial position or results of operations.

NOTE 2. Derivatives Instruments and Hedging Activities

PMC generates revenues in U.S. dollars but incurs a portion of its operating expenses in various foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

Currency forward contracts that are used to hedge exposures to variability in forecasted foreign currency cash flows are designated as cash flow hedges. The maturities of these instruments are less than twelve months. For these derivatives, the gain or loss from the effective portion of the hedge is initially reported as a component of other comprehensive income in stockholders’ equity and subsequently reclassified to earnings in the same period in which the hedged transaction affects earnings. The gain or loss from the ineffective portion of the hedge is recognized immediately as interest income or expense in Interest income, net on the Statement of Operations.

At July 3, 2005, the Company had eight currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $62.9 million and the contracts had a fair value of $1.2 million as of July 3, 2005. The gain or loss from the ineffective portion of the hedges had no impact on earnings.

NOTE 3. Restructuring Costs

Restructurings - 2005

On June 24, 2005, the Company expanded the workforce reduction plans that were initiated during the first quarter of 2005 aimed at streamlining production and reducing and re-allocating operating expenses. The plans involved the termination of 26 employees from production control, quality assurance, and product engineering as a result of consolidation of the Company’s two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby) and the termination of 63 employees from research and development. As a result the Company recorded second quarter restructuring charges of $7.6 million including $6.6 million for termination benefits, $3.0 of which were paid out during the quarter, and a $1.0 million write-down of equipment and software assets whose value was impaired as a result of these plans. The Company expects to pay the remaining $3.6 million of severance costs by the end of the third quarter of 2005.

In the first quarter of 2005, the Company recorded restructuring charges of $0.9 million in termination benefits related to the termination of 24 employees across all business functions. All of this amount has been paid as of July 3, 2005.

Restructurings – 2003 and 2001

In 2003 and 2001, the Company implemented three restructuring plans aimed at focusing development efforts on key projects and reducing operating costs in response to the severe and prolonged economic downturn in the semiconductor industry. PMC’s assessment of the market demand for its products, and the development efforts necessary to meet this demand, were key factors in its decisions to implement these restructuring plans. As end markets for the Company’s products had contracted, certain projects were curtailed in an effort to cut costs. Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during these periods. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend until 2006 to 2010. The activity under these plans during the six months ended July 3, 2005 was as follows:

Excess facility costs

(in thousands)	January 2003	October 2001	March 2001	Total
Balance at December 26, 2004	$3,895	$6,458	$3,382	$13,735

Cash payments	(363)	(1,264)	(743)	(2,370)

Balance at July 3, 2005	$3,532	$5,194	$2,639	$11,365

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India. To date, PMC has recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. The Company has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. Cash payments made to date under this plan have been $12.3 million. A $0.9 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. To date, the Company has made cash payments under this plan of $153.9 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003. To date, PMC has reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two. Due to the continued downturn in real estate markets, the facilities costs are expected to be higher than anticipated in the original plan and as a result, the Company recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, the Company recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, the Company has made cash payments of $18.7 million under this plan. Due to the continued downturn in real estate markets, the Company expects these costs to be higher than anticipated in the original plan. As a result, PMC recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

NOTE 4. Debt Investments

The following tables summarize the Company’s investments in debt securities:

(in thousands)	Jul 3, 2005	Dec 26, 2004
Available-for-sale:
US Government Treasury and Agency notes	$104,394	$104,722
Corporate bonds and notes	162,507	187,799

	$266,901	$292,521

Reported as:
Cash equivalents	$67,957	$—
Short-term investments	143,755	153,410
Investments in bonds and notes	55,189	139,111

	$266,901	$292,521

NOTE 5. Investments and Other Assets

In March 2005, the Company received $2.2 million as final satisfaction of the mortgage owed to the Company for a property it sold in 2003. As part of the agreement the Company surrendered an option to purchase the property. The difference between the proceeds and the carrying value of the mortgage receivable was recorded as a gain of $0.6 million, included in Gain on sale of property and investments on the Statement of Operations.

In February 2005, the Company received $0.7 million that had been in escrow for one year pending final settlement of the sale of its investment in a private technology company. As a result the Company recorded a gain for this amount, which has been included in Gain on sale of property and investments on the Statement of Operations. In February 2004, the Company recorded a gain of $8.6 million from this sale, excluding the deferred portion of the proceeds.

On January 7, 2005 the Company invested $2 million in a private technology company. The investment is carried at cost and is included in Other investments and assets.

NOTE 6. Convertible Subordinated Notes

On January 18, 2005, the Company redeemed its remaining outstanding 3.75% Convertible Subordinated Notes for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium. In the first quarter of 2005, the Company expensed the remaining unamortized debt issue costs of $0.6 million, resulting in an aggregate loss of $1.6 million. The aggregate principal amount of the Notes outstanding was $68.1 million at December 26, 2004.

NOTE 7. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Jul 3, 2005	Jun 27, 2004	Jul 3, 2005	Jun 27, 2004
Net income	$529	$15,409	$3,806	$32,256
Other comprehensive income:
Change in net unrealized gains on investments	315	(1,280)	(281)	(1,582)
Change in fair value of derivatives	160	(536)	(522)	(1,140)

Total	$1,004	$13,593	$3,003	$29,534

NOTE 8. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Jul 3, 2005	Jun 27, 2004	Jul 3, 2005	Jun 27, 2004
Numerator:
Net income	$529	$15,409	$3,806	$32,256

Denominator:
Basic weighted average common shares outstanding (1)	183,386	179,570	182,789	178,989
Effect of dilutive securities:
Stock options	4,919	10,566	5,703	12,229
Basic and diluted weighted average common shares outstanding (1)	188,305	190,136	188,492	191,218

Basic net income per share	$0.00	$0.09	$0.02	$0.18

Diluted net income per share	$0.00	$0.08	$0.02	$0.17

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision rate, capital resources sufficiency, capital expenditures, interest income, restructuring activities and expenses.

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

In addition to incurring costs for the marketing, sales, and administration of selling existing products, we expend a substantial amount every year for the development of new semiconductor devices. We determine the amount to invest in the development of new semiconductors based on our assessment of the future market opportunities for those components, and the estimated return on investment. To compete globally we must invest in businesses and technologies that are both growing in demand and cost competitive in the geographic markets that we serve.

In order to align our fiscal year end with the calendar year end, the first fiscal period of 2005 consisted of 14 weeks compared to 13 in the first quarter of 2004. Therefore, the first six months of 2005 consisted of 27 weeks compared to 26 weeks in the first six months of 2004.

Results of Operations

Second Quarters of 2005 and 2004

Net Revenues (in millions)

	Second Quarter		Change
	2005	2004
Net revenues	$71.5	$85.7	(17)%

Net revenues for the second quarter of 2005 were $71.5 million compared to $85.7 million for the same period in 2004, a decrease of $14.2 million, or 17%. Although revenues were lower in the second quarter of 2005 than the same period in 2004 due primarily to a lower volume of units sold, revenues increased by 8% from the first quarter of 2005. This was driven by reduced levels of inventories at end customers leading to stronger orders, a continuing increase in telecom-related capital spending in our end markets, especially in the Metro Transport area, and product cycles in the Enterprise Storage markets which favor the Company’s product offering.

Gross Profit (in millions)

	Second Quarter		Change
	2005	2004
Gross profit	$50.2	$61.9	(19)%

Percentage of net revenues	70%	72%

Total gross profit decreased $11.7 million, or 19%, in the second quarter of 2005 compared to the same period in 2004. This decrease is primarily due to a lower volume of units sold.

Gross profit as a percentage of revenues was 70% in the second quarter of 2005 compared with 72% in the second quarter of 2004. This resulted from fixed manufacturing costs being allocated over a lower volume of shipments in the second quarter of 2005, reducing gross profit by approximately one percentage point, and from selling a slightly lower portion of higher margin products, which reduced gross profit by approximately one percentage point.

Operating Expenses and Charges (in millions)

	Second Quarter
	2005	2004	Change
Research and development	$29.5	$30.7	(4)%
Percentage of net revenues	41%	36%

Marketing, general and administrative	$13.3	$12.2	9%
Percentage of net revenues	19%	14%

Amortization of deferred stock compensation:
Marketing, general and administrative	$0.2	$—	100%
Percentage of net revenues	0%	0%

Restructuring costs	$7.6	$—	100%
Percentage of net revenues	11%	0%

Research and Development and Marketing, General and Administrative Expenses

Our research and development, or R&D, expenses were $1.2 million, or 4%, lower in the second quarter of 2005 compared to the second quarter of 2004 due primarily to $1.8 million lower development costs due to the timing of design completions and $0.2 million lower depreciation expense. These decreases were offset by amortization of purchased intellectual property, which was $0.4 million higher than in the same period a year ago due to an increase in purchases of intellectual property in the second half of 2004. In addition, payroll costs were higher by $0.4 million due to compensation adjustments.

Our marketing, general and administrative, or MG&A, expenses increased by $1.1 million, or 9%, in the second quarter of 2005 compared to the second quarter of 2004. This was primarily attributable to $1.1 million in higher payroll costs due to compensation adjustments. In addition, our professional fees increased by $0.6 million due to incremental tax consulting and internal audit costs, and our facilities expenses were higher by $0.1 million. These increases were offset by a $0.9 million reversal of a provision for doubtful accounts receivable because of a customer acquisition by a more creditworthy entity, and other decreases of $0.2 million.

Restructuring

On June 24, 2005, we expanded the workforce reduction plans that we initiated during the first quarter of 2005 aimed at streamlining production and reducing and re-allocating operating expenses. The plans involved the termination of 26 employees from production control, quality assurance, and product engineering as a result of consolidation of our two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby) and the termination of 63 employees from research and development. As a result we recorded restructuring charges of $7.6 million including $6.6 million for termination benefits, $3.0 of which were paid out during the quarter, and a $1.0 million write-down of equipment and software assets whose value was impaired as a result of these plans. We expect to pay the remaining $3.6 million of severance costs by the end of the third quarter of 2005. On completion of these plans we expect to achieve annual savings in this area of approximately $10 million.

In the first quarter of 2005, we recorded restructuring charges of $0.9 million in termination benefits related to the termination of 24 employees across all business functions. As of the end of the second quarter of 2005, all of this amount has been paid.

Restructuring – 2003 and 2001

In 2003 and 2001, we implemented three restructuring plans aimed at focusing development efforts on key projects and reducing operating costs in response to the severe and prolonged economic downturn in the semiconductor industry. Our assessment of the market demand for our products, and the development efforts necessary to meet this demand, were key factors in our decisions to implement these restructuring plans. As end markets for our products had contracted, certain projects were curtailed in an effort to cut costs. Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during these periods. We have completed substantially all of the activities contemplated in these restructuring plans, but as of July 3, 2005 have not yet terminated the leases on our surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend until 2006 to 2010. Upon the final disposition of our surplus leased facilities, we expect to achieve annualized savings of approximately $15.9 million, $67.6 million, and $28.2 million in cost of revenues and operating expenses based on the expenditure levels at the time of the respective January 2003, October 2001 and March 2001 restructurings. The activity under these plans during the three months ended July 3, 2005 was as follows:

Excess facility costs

(in thousands)	January 2003	October 2001	March 2001	Total
Balance at April 3, 2005	$3,788	$5,804	$2,994	$12,586

Cash payments	(256)	(610)	(355)	(1,221)

Balance at July 3, 2005	$3,532	$5,194	$2,639	$11,365

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India. To date, we have recorded a restructuring charge of $18.3 million, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. Cash payments made to date under this plan have been $12.3 million. A $0.9 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. To date, we have made cash payments under this plan of $153.9 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003. To date, we have reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two. Due to the continued downturn in real estate markets, the facilities costs are expected to be higher than anticipated in the original plan and as a result, we recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, we have made cash payments of $18.7 million under this plan. Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan. As a result, we recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

Other Income and Expenses (in millions)

	Second Quarter
	2005	2004	Change
Interest income, net	$2.5	$1.1	137%
Percentage of net revenues	3%	1%

Foreign exchange gain	$0.5	$0.0	100%
Percentage of net revenues	1%	0%

Interest income, net

Interest income, net was $2.5 million in the second quarter of 2005 compared to $1.1 million in the second quarter of 2004. Our net interest income increased by $1.4 million compared to the second quarter of 2004 as a result of interest and amortization of debt issue cost savings of $0.7 million from the repurchase of our 3.75% Convertible Subordinated Notes, increases in our average cash balances, net of debt, and improved investment yields.

Foreign exchange gain

Our foreign exchange gain was $0.5 million in the second quarter of 2005 compared to nil in the second quarter of 2004.

We have a significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through March 2006. The foreign exchange gain from the second quarter of 2005 relates primarily to the re-measurement of accrued income tax amounts in our Canadian subsidiary. We do not hedge our accrual for Canadian income taxes against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Provision for income taxes

We recorded a provision for income taxes of $2.1 million in the second quarter of 2005 based on net income excluding expenses for which we will not receive a tax benefit such as restructuring charges and stock-based compensation expense, multiplied by an expected annual effective tax rate of 20%. We reduced our effective tax rate from 25% to 20% in the first quarter of 2005 based on a sensitivity analysis that considered tax credits available to offset forecast levels of net income, which illustrated that 20% was a more realistic rate for PMC.

First Six Months of 2005 and 2004

Net Revenues (in millions)

	First Six Months
	2005	2004	Change
Net revenues	$137.7	$164.4	(16)%

Net revenues decreased by 16% in the first six months of 2005 compared to the same period a year ago. Although revenues were lower than in the same period of 2004 due primarily to a lower volume of units sold, revenues increased from the level of revenue in the second half of 2004. This increase was driven by reduced levels of inventories at end customers leading to stronger orders, a continuing increase in telecom-related capital spending in our end markets, especially in the Metro Transport area, and product cycles in the Enterprise Storage markets which favor the Company’s product offering. In addition, the percentage of revenues from Asia grew in the first and second quarters of 2005 compared to the fourth quarter of 2004. Revenues generated during the extra week of the first quarter (the 14th week), were approximately $2 million.

Gross Profit (in millions)

	First Six Months
	2005	2004	Change
Gross profit	$96.7	$116.8	(17)%

Percentage of net revenues	70%	71%

Total gross profit decreased $20.1 million, or 17%, in the first six months of 2005 compared to the same period a year ago.

Gross profit as a percentage of revenues decreased a percentage point from 71% in the first six months of 2004 to 70% in the first six months of 2005. This decrease resulted from the allocation of fixed manufacturing costs over a lower volume of shipments.

Operating Expenses and Charges (in millions)

	First Six Months
	2005	2004	Change
Research and development	$60.9	$59.5	2%
Percentage of net revenues	44%	36%

Marketing, general and administrative	$26.3	$24.1	9%
Percentage of net revenues	19%	15%

Amortization of deferred stock compensation:
Marketing, general and administrative	$0.2	$0.7	(71)%
Percentage of net revenues	0%	0%

Restructuring costs	$8.5	$—	100%
Percentage of net revenues	6%	0%

Research and Development and Marketing, General and Administrative Expenses

Our research and development, or R&D, expenses increased by $1.4 million, or 2%, in the first six months of 2005 compared to the same period a year ago driven primarily by $1.9 million higher personnel costs resulting from the incremental week in the first quarter and compensation adjustments. Amortization of intellectual property was $0.8 million higher than in the same period a year ago due to an increase in purchases of intellectual property in the second half of 2004. These increases were offset by a $1.0 million reduction in development costs due to the timing of design completions and $0.3 million lower depreciation expense as equipment and development tools became fully depreciated and were not replaced.

Our marketing, general and administrative, or MG&A, expenses increased by $2.2 million, or 9%, in the first six months of 2005 compared to the same period a year ago. Our MG&A personnel and related costs increased by $2.4 million due to the incremental week in the first quarter and compensation adjustments. In addition, our professional fees increased by $0.6 million due to higher tax consulting and internal audit costs, and our facilities expenses were higher by $0.4 million. These increases were offset by the $0.9 reversal of provision for doubtful accounts receivable based on the completion of an analysis of the credit status of a significant customer and a $0.3 million reduction in depreciation expense.

Restructuring

On June 24, 2005, we expanded the workforce reduction plans that we initiated during the first quarter of 2005 aimed at streamlining production and reducing and re-allocating operating expenses. The plans involved the termination of 26 employees from production control, quality assurance, and product engineering as a result of consolidation of our two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby) and the termination of 63 employees from research and development. As a result we recorded second quarter restructuring charges of $7.6 million including $6.6 million for termination benefits, $3.0 of which were paid out during the quarter, and a $1.0 million write-down of equipment and software assets whose value was impaired as a result of these plans. We expect to pay the remaining $3.6 million of severance costs by the end of the third quarter of 2005. On completion of the plans we expect to achieve annual savings in this area of approximately $10 million.

In the first quarter of 2005, we recorded restructuring charges of $0.9 million in termination benefits related to the termination of 24 employees across all business functions. As of the end of the second quarter of 2005, all of this amount has been paid.

Restructuring – 2003 and 2001

In 2003 and 2001, we implemented three restructuring plans aimed at focusing development efforts on key projects and reducing operating costs in response to the severe and prolonged economic downturn in the semiconductor industry. Our assessment of the market demand for our products, and the development efforts necessary to meet this demand, were key factors in our decisions to implement these restructuring plans. As end markets for our products had contracted, certain projects were curtailed in an effort to cut costs. Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during these periods. We have completed substantially all of the activities contemplated in these restructuring plans, but as of July 3, 2005 have not yet terminated the leases on our surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend until 2006 to 2010. Upon the final disposition of our surplus leased facilities, we expect to achieve annualized savings of approximately $15.9 million, $67.6 million, and $28.2 million in cost of revenues and operating expenses based on the expenditure levels at the time of the respective January 2003, October 2001 and March 2001 restructurings. The activity under these plans during the six months ended July 3, 2005 was as follows:

Excess facility costs

(in thousands)	January 2003	October 2001	March 2001	Total
Balance at December 26, 2004	$3,895	$6,458	$3,382	$13,735

Cash payments	(363)	(1,264)	(743)	(2,370)

Balance at July 3, 2005	$3,532	$5,194	$2,639	$11,365

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India. To date, we have recorded a restructuring charge of $18.3 million, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. Cash payments made to date under this plan were $12.3 million. A $0.9 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. To date, we have made cash payments under this plan of $153.9 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003. To date, we have reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two. Due to the continued downturn in real estate markets, the facilities costs are expected to be higher than anticipated in the original plan and as a result, we recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, we have made cash payments of $18.7 million under this plan. Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan. As a result, we recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

Other Income and Expenses (in millions)

	First Six Months
	2005	2004	Change
Interest income, net	$5.2	$2.0	160%
Percentage of net revenues	7%	2%

Loss on extinguishment of debt and amortization of debt issue costs	$(1.6)	$(2.0)	(20)%
Percentage of net revenues	-2%	-2%

Gain on property and investments	$1.4	$8.6	(84)%
Percentage of net revenues	1%	5%

Interest income, net

Interest income was $5.2 million in the first six months of 2005 compared to $2.0 million in the first six months of 2004, an increase of $3.2 million. The increase was the result of interest and amortization of debt issue cost savings of $1.2 million from the repurchase of our 3.75% Convertible Subordinated Notes, and $0.5 million interest received as part of a tax settlement. The remaining increase is due to increases in our average cash balances, net of debt, improved investment yields and an additional week in the first quarter of 2005 compared to the first quarter of 2004.

Loss on extinguishment of debt and amortization of debt issue costs

On January 18, 2005, we redeemed our remaining outstanding 3.75% Convertible Subordinated Notes for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium. We expensed the remaining unamortized debt issue costs of $0.6 million, resulting in an aggregate net loss on redemption of $1.6 million.

In the first quarter of 2004, we repurchased $106.9 million face value of our convertible subordinated notes at par and wrote off $1.5 million of related unamortized debt issue costs. We also incurred transaction related costs of $0.3 million resulting in an aggregate net loss on the repurchase of $1.8 million.

Gain on sale of property and investments

In February 2005, we received $0.7 million that had been in escrow for one year pending final settlement of the sale of our investment in a private technology company. As a result we recorded a gain for this amount, which has been included in Gain on sale of property and investments on the Statement of Operations. In February 2004 we recorded a gain of $8.6 million from this sale, which excluded this deferred portion of the proceeds.

In March 2005, we received $2.2 million as final satisfaction of the mortgage owed to us for a property we sold in 2003. As part of the agreement we surrendered an option to purchase the property. The difference between the proceeds and the carrying value of the mortgage receivable was recorded as a gain of $0.6 million on the Statement of Operations.

Provision for income taxes

We recorded a provision for income taxes of $2.0 million in the first six months of 2005. Our provision for income taxes was affected by two factors. First, we decreased our expected annual effective tax rate from 25% to 20% based on a sensitivity analysis that considered tax credits available to offset forecast levels of net income, which illustrated that 20% was a more realistic rate for PMC. Second, in the first quarter of 2005 we reversed a $0.9 million accrual for state taxes based on the completion of a tax audit.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 26, 2004, which also provides commentary on our most critical accounting estimates. The following additional estimates were of note during the first six months of 2005:

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

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans implemented that year. The total remaining estimate of $7.8 million related to the 2001 restructuring plans represents 100% of the estimated total future operating costs and lease obligations for the effected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites and the recording of $9.6 million charge related to these facilities. The total remaining estimate of $3.5 million related to the closing of all four sites represents just over 55% of the estimated total future operating costs and lease obligations for these sites.

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

Business Outlook

We expect our revenues for the third quarter of 2005 to be in the range of $76 to $79 million. As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”. Our revenue forecast depends in part on achieving a 26% to 29% rate of turns business. This revenue outlook considers an opening backlog position that is 12% greater than in the prior quarter, but also allows for some uncertainty in the turns rate business available to us during the summer quarter. Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets and continue to manage their inventory levels.

We anticipate our third quarter 2005 gross margins will be approximately 71% to 72%, but as in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins could also vary depending on the mix of products sold.

We expect our third quarter of 2005 operating expenses to be approximately consistent with or lower than the prior quarter.

We anticipate that interest and other income in the third quarter of 2005 will be approximately $2.5 million, and our income tax provision rate will be 20%.

Liquidity & Capital Resources

Our principal source of liquidity at July 3, 2005 was $361.9 million in cash and investments, which included $306.7 million in cash and cash equivalents and short-term investments and $55.2 million of long-term investments in bonds and notes.

In the first six months of 2005, we generated $7.2 million of cash from operating activities. Significant changes in working capital accounts included:

•	a $5.2 million increase in accounts receivable, primarily due to increased revenues, an increase in the number of days outstanding from 29 days at the end of 2004 to 32 days at the end of the second quarter, and a reversal of $0.9 million of our allowance for doubtful accounts;

•	a $2.5 million decrease in accounts payable and accrued liabilities due primarily to a $1.0 million reduction in accrued payroll due to the timing of salary payments and a $1.1 million payment of accrued interest in the first quarter;

•	a $2.2 million increase in accrued restructuring costs which includes an increase of $8.5 million for workforce reduction initiatives undertaken in the first and second quarters of 2005, net of $6.3 million in payments related to all remaining plans;

•	a $1.8 million increase in our provision for income taxes as our provision for income taxes increased in line with our profitability; and

•	a $1.1 million reduction in inventory as a result of higher sales and an increase in the number of times our inventory turned over on an annualized basis from 4.8 at the end of 2004 to 5.8 at the end of the second quarter of 2005.

In the first six months of 2005, cash flows from our investment activities included:

•	cash proceeds of $185.8 million from the sale or maturity of short and long-term debt investments;

•	cash used for the purchase of $92.6 million of long and short-term debt investments;

•	cash proceeds of $3.3 million from the sale of investments, property and other assets;

•	an investment of $2.0 million in a private technology company;

•	cash proceeds of $1.6 million from the refund of wafer fabrication deposits; and

•	an investment of $4.2 million for the purchases of property, equipment and intangible assets.

In the first six months of 2005, cash flows from our financing activities included:

•	$70.2 million used to redeem our remaining outstanding 3.75% Convertible Subordinated Notes; and

•	cash proceeds of $12.7 million from the issuance of common stock under our equity-based compensation plans.

As of July 3, 2005, we had cash commitments made up of the following:

(in thousands)

Contractual Obligations	Total	2005	2006	2007	2008	2009	After 2009
Operating Lease Obligations:
Minimum Rental Payments	$52,857	$4,967	$9,555	$9,615	$11,001	$6,649	$11,070
Estimated Operating Cost Payments	20,934	2,108	3,971	3,822	3,620	2,920	4,493

Purchase and other Obligations	3,531	3,036	474	21	—	—	—

	$77,322	$10,111	$14,000	$13,458	$14,621	$9,569	$15,563

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $7.2 million at July 3, 2005 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We have a line of credit with a bank that allows us to borrow up to $1.5 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit. At July 3, 2005 we had committed $1.3 million under letters of credit as security for office leases.

We expect to use approximately $11.8 million of cash in the remainder of 2005 for capital expenditures, including purchased intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, venture investing, capital expenditure, wafer deposit and remaining restructuring requirements through the end of 2006.

While we believe our current sources of liquidity will satisfy our long-term needs for capital, we operate in an industry that is subject to the rapid technological and economic changes. In addition, we contemplate mergers and acquisitions of other companies or assets as part of our business strategy. Consequently in the future we may determine that our sources of liquidity are insufficient, and we may proceed with financing or other activities, which may dilute your investment or impact our liquidity and operating results.

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

Our ability to project revenues is limited because a significant portion of our quarterly revenues may be derived from orders placed and shipped in the same quarter, which we call our “turns business.” Our turns business varies widely quarter to quarter. Although we have seen a steady improvement in our turns business during the past several quarters, uncertainty in our customers’ end markets and our customers’ increased focus on cash management may cause our customers to delay product orders and reduce delivery lead-time expectations, which reduces our ability to project revenues beyond the current quarter.

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

China represents a significant portion of our net revenues (17% and 18% for each of the quarters ended July 3, 2005 and June 27, 2004, respectively). Our financial condition and results of operations are becoming increasingly dependent on our sales in China and the majority of our wafer supply comes from Taiwan. China has large organizations with major programs that can start and stop quickly. For example, in 2004 our operating profits were adversely affected by a sudden slowdown in telecom infrastructure build-out in China. Any instability in China’s economic environment could lead to a contraction of capital spending by our customers. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern.

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems accounted for more than 10% of our revenues in the second quarter of 2005. We do not have long-term volume purchase commitments from any of our major customers. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

The loss of a key customer, or a reduction in our sales to any major customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations.

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

Other competitors include major domestic and international semiconductor companies, such as Agilent, Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, Motorola, NEC, Texas Instruments and Toshiba. These companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate. This represents a serious competitive threat to us.

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

We sell products to customers whose characteristics include evolving industry standards, short product lifespans, and new manufacturing and design technologies. Many of the standards and protocols for our products are based on networking technologies that may not have been widely adopted or ratified by one or more of the standard-setting bodies in our customers’ industries. Our customers may delay or alter their design demands during this standard-setting process. In response, we must redesign our products to suit these changing demands. Redesign is expensive and usually delays the production of our products. Our products may become obsolete during these delays.

Design wins do not translate into near-term revenues and the timing of revenues from newly designed products is often uncertain.

From time to time, we announce new products and design wins for existing and new products. While some industry analysts may use design wins as a metric for future revenues, many design wins have not, and will not, generate any revenues for us, as customer projects are cancelled or unsuccessful in their end market. In the event a design win generates revenues, the amount of revenues will vary greatly from one design win to another. In addition, most revenue-generating design wins do not translate into near-term revenues. Most revenue-generating design wins take more than two years to generate meaningful revenues.

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

We are exposed to the credit risk of some of our customers, and we may have difficulty collecting receivables from customers based in foreign countries.

Many of our customers employ contract manufacturers to produce their products and manage their inventories. Many of these contract manufacturers represent greater credit risk than our networking equipment customers, who generally do not guarantee our credit receivables related to their contract manufacturers.

In addition, a significant portion of our sales flows through our distribution channel, which generally represent a higher credit risk. Should these companies enter into bankruptcy proceedings or breach their debt covenants, our revenues could decrease, and collection of our significant accounts receivables with these companies could be jeopardized.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accrual for Canadian income taxes in the ordinary course of business, and consequently in the second quarter of 2005 we recorded a $0.5 million foreign exchange gain relating to this item. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States and Canadian currencies.

Our business strategy contemplates acquisition of other products, technologies, or businesses, which could adversely affect our operating performance.

Acquiring products, technologies, or businesses from third parties is part of our business strategy. Management may be diverted from our operations while they identify and negotiate these acquisitions and integrate an acquired entity into our operations. Also, we may be forced to develop expertise outside our existing businesses, and replace key personnel who leave due to an acquisition.

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

Our 2005 restructuring activities will increase our dependence on microprocessor cores licensed from third parties.

In June 2005, we implemented a workforce reduction plan that eliminated 63 positions from research and development in our Santa Clara design center. A significant portion of our revenues is derived from sales of microprocessors which have been developed at this location. In the future, our microprocessor road map will be dependent on successful acquisition and integration of microprocessor cores developed by third parties. If we experience difficulties in obtaining or integrating intellectual property from these third parties, it could delay or prevent the development of microprocessor based products in the future.

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

In 2005, we implemented restructuring plans to streamline production and reduce and reallocate operating costs. In 2001 and 2003, we implemented plans to restructure our operations in response to the decline in demand for our networking products. We reduced the workforce and consolidated or shut down excess facilities in an effort to bring our expenses into line with our reduced revenue expectations.

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

We might not succeed in obtaining patents from any of our pending applications. Even if we are awarded patents, they may not provide any meaningful protection or commercial advantage to us, as they may not be of sufficient scope or strength, or may not be issued in all countries where our products can be sold. In addition, our competitors may be able to design around our patents.

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

Based on a sensitivity analysis performed on the financial instruments held at July 3, 2005, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100 or 150 basis points would result in a decline, or increase, in portfolio value of approximately $0.8 million, $1.6 million and $2.3 million, respectively.

Other Investments:

Our other investments include strategic investments in privately held companies that are carried on our balance sheet at cost, net of write-downs for non-temporary declines in market value. We expect to make additional investments like these in the future. These investments are inherently risky, as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages. The market for the technologies or products that they have under development is typically in the early stages, and may never materialize. We could lose our entire investment in these companies and partnerships or may incur an additional expense if we determine that the value of these assets has been impaired. We may record an impairment charge to our operating results should we determine that these funds have incurred a non-temporary decline in value.

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

As at July 3, 2005, we had eight currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $62.9 million and the contracts had a fair value of $1.2 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accruals for Canadian income taxes in the ordinary course of business, and consequently in the second quarter of 2005 we recorded a $0.5 million foreign exchange gain relating to this item. Our profitability would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies. For example, if the value of the United States dollar decreased by 5% relative to the Canadian dollar, our profitability would decrease by $2.7 million.

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

Changes in internal control over financial reporting

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

Part II – OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE BY STOCKHOLDERS

We held our Annual Meeting of Stockholders on May 25, 2005 to elect our directors and to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2005 fiscal year.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee	For	Withheld
Robert Bailey	152,725,310	9,243,083
Richard Belluzzo	150,235,643	11,732,750
James Diller	127,761,410	34,206,983
Jonathan Judge	134,162,559	27,805,834
William Kurtz	150,236,269	11,372,124
Frank Marshall	155,833,866	6,134,527

Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2005 fiscal year.

For 146,732,685	Against 14,355,032	Abstain 880,676

Item 6. EXHIBITS

Exhibits	–

11.1	Calculation of net income per share – included in Note 8 of the financial statements included in Item I of Part I of this Quarterly Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: July 26, 2005	/s/ Alan F. Krock
Alan F. Krock
Vice President, Finance
Chief Financial Officer and
Principal Accounting Officer