Form 10-Q
period 2005-10-02
PMC SIERRA INC
filed 2005-11-09
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common shares outstanding at November 2, 2005 – 183,240,526

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	Oct 2, 2005	Sep 26, 2004	Oct 2, 2005	Sep 26, 2004
Net revenues	$76,203	$71,173	$213,855	$235,536
Cost of revenues	20,131	21,024	61,124	68,624

Gross profit	56,072	50,149	152,731	166,912

Other costs and expenses:
Research and development	27,205	30,168	88,077	89,659
Marketing, general and administrative	14,839	12,148	41,094	36,276
Amortization of deferred stock compensation:
Marketing, general and administrative	—	—	215	697
Acquisition costs	—	1,212	—	1,212
Restructuring costs and other charges	5,359	—	13,833	—

Income (loss) from operations	8,669	6,621	9,512	39,068

Other income and expense:
Interest income, net	2,874	1,319	8,061	3,330
Foreign exchange gain (loss)	(3,378)	98	(3,456)	85
Loss on debt extinguishment and amortization of debt issue costs	—	(97)	(1,634)	(2,136)
Gain on sale of property and investments	—	655	1,439	9,242

Income before provision for income taxes	8,165	8,596	13,922	49,589
Provision for income taxes	(2,230)	(2,288)	(4,181)	(11,025)

Net income	$5,935	$6,308	$9,741	$38,564

Net income per common share - basic	$0.03	$0.03	$0.05	$0.21
Net income per common share - diluted	$0.03	$0.03	$0.05	$0.20

Shares used in per share calculation - basic	185,110	180,280	183,563	179,420
Shares used in per share calculation - diluted	190,739	187,968	189,241	190,135

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	Oct 2, 2005	Dec 26, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$143,472	$121,276
Short-term investments	232,390	153,410
Accounts receivable, net of allowance for doubtful accounts of $1,765 (2004 - $2,665)	37,789	19,931
Inventories, net	13,010	15,823
Prepaid expenses and other current assets	16,448	17,042

Total current assets	443,109	327,482

Investment in bonds and notes	9,831	139,111
Other investments and assets	5,511	4,565
Property and equipment, net	11,609	16,177
Goodwill	7,907	7,907
Other intangible assets, net	4,905	5,003
Deposits for wafer fabrication capacity	5,145	6,779

	$488,017	$507,024

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$18,580	$16,598
Accrued liabilities	38,480	40,195
Income taxes payable	36,646	28,931
Accrued restructuring costs	16,533	13,735
Deferred income	11,451	7,646
Current portion of long-term debt	—	68,071

Total current liabilities	121,690	175,176

Deferred taxes and other tax liabilities	28,077	28,077

PMC special shares convertible into 2,469 (2004 - 2,897) shares of common stock	3,370	4,434

Stockholders’ equity
Common stock and additional paid in capital, par value $.001:
900,000 shares authorized; 183,143 shares issued and outstanding (2004 - 178,510)	918,161	893,704
Accumulated other comprehensive income	1,695	350
Accumulated deficit	(584,976)	(594,717)

Total stockholders’ equity	334,880	299,337

	$488,017	$507,024

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	Oct 2, 2005	Sep 26, 2004
Cash flows from operating activities:
Net income	$9,741	$38,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	7,271	10,849
Amortization of other intangibles	1,689	558
Amortization of deferred stock compensation	215	697
Amortization of debt issuance costs	16	338
Gain on disposal of property and equipment	(184)	—
Impairment of purchased intangible assets	538	—
Loss on extinguishment of debt	1,618	1,845
Gain on sale of investments and other assets	(1,255)	(9,242)
Reversal of write-down of excess inventory	—	(651)
Changes in operating assets and liabilities:
Accounts receivable	(17,858)	1,129
Inventories	2,813	1,179
Prepaid expenses and other current assets	1,570	(2,139)
Accounts payable and accrued liabilities	1,349	(17,648)
Income taxes payable	7,313	12,256
Accrued restructuring costs	3,395	(5,169)
Deferred income	3,804	(6,143)

Net cash provided by operating activities	22,035	26,423

Cash flows from investing activities:
Purchases of short term available-for-sale investments	(138,759)	(8,525)
Proceeds from sales and maturities of short-term available-for-sale investments	153,084	13,521
Purchases of long-term available-for-sale investments in bonds and notes	(35,231)	(211,980)
Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	70,678	113,378
Purchases of investments and other assets	(2,000)	(5,991)
Proceeds from sale of investments and other assets	772	20,067
Proceeds from sale of property	2,604	—
Proceeds from refund of wafer fabrication deposits	1,634	—
Purchases of property and equipment	(3,492)	(6,907)
Purchase of intangible assets	(2,130)	(5,675)

Net cash provided by (used in) investing activities	47,160	(92,112)

Cash flows from financing activities:
Repurchase of convertible subordinated notes	(70,177)	(106,929)
Proceeds from issuance of common stock	23,178	19,426

Net cash used in financing activities	(46,999)	(87,503)

Net increase (decrease) in cash and cash equivalents	22,196	(153,192)
Cash and cash equivalents, beginning of the period	121,276	292,811

Cash and cash equivalents, end of the period	$143,472	$139,619

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,085	$4,134
Cash refund of income taxes	2,516	18
Cash paid for income taxes	2,906	90
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	$1,064	$85

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

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. In order to align our fiscal year end with the calendar year end, fiscal 2005 will consist of 53 weeks compared to 52 weeks in 2004. The first fiscal period of 2005 consisted of 14 weeks compared to 13 in the first quarter of 2004 and therefore the first nine months of 2005 consisted of 40 weeks compared to 39 weeks in the first nine months of 2004.

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

Cash and cash equivalents. At October 2, 2005, Cash and cash equivalents included $1.4 million (December 26, 2004 - $1.3 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $9.7 million and $12.2 million at October 2, 2005 and December 26, 2004, respectively) were as follows:

(in thousands)	Oct 2, 2005	Dec 26, 2004
Work-in-progress	$7,513	$7,369
Finished goods	5,497	8,454

	$13,010	$15,823

Product warranties. The Company provides a one-year, limited warranty on most of its standard products and accrues for the cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 26, 2004 to October 2, 2005 was as follows:

(in thousands)	Nine Months Ended Oct 2, 2005
Beginning balance, December 26, 2004	$3,492
Accrual for new warranties issued	322
Reduction for payments (in cash or in kind)	(8)

Ending balance, October 2, 2005	$3,806

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

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s net income and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income when the hedged item affects net income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income. During the quarter ended October 2, 2005, all hedges were designated as cash flow hedges.

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

The following table summarizes the activity under all of the Company’s stock option plans for the first nine months of 2005:

(in thousands, except per share amounts)	Shares Available for Options	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Balance at December 26, 2004	35,857	25,515	$10.40
Granted	(7,394)	7,394	$8.03
Exercised	—	(2,903)	$5.46
Cancelled or expired	2,090	(2,090)	$13.71

Balance at October 2, 2005	30,554	27,915	$10.04

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, “Accounting for Stock-Based Compensation” for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock option awards to employees under the fair value method of SFAS 123. Beginning with the quarter ended July 3, 2005, the Company estimated the fair value of the Company’s stock option awards using a binomial valuation model. The fair value of the Company’s stock option awards to employees was previously estimated using a Black-Scholes option pricing model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that the binomial model provides a better estimate of the fair value of stock option awards because it considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The fair values of share purchases in the first and third quarters through the Company’s employee share purchase plan (ESPP) were calculated using the Black-Scholes option pricing model for all periods presented. Both models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair values of the Company’s stock option and ESPP awards were estimated using the multiple option approach, recognizing forfeitures as they occur, assuming no expected dividends and using the following weighted average assumptions:

Stock Options:

	Three Months Ended		Nine Months Ended
	Oct 2, 2005	Sep 26, 2004	Oct 2, 2005	Sep 26, 2004
Expected life (years)	3.9	2.7	3.8	2.8
Expected volatility	56%	99%	60%	100%
Risk-free interest rate	3.9%	2.7%	3.9%	2.2%

Employee Share Purchase Plan:

	Three Months Ended		Nine Months Ended
	Oct 2, 2005	Sep 26, 2004	Oct 2, 2005	Sep 26, 2004
Expected life (years)	1.3	1.6	1.3	1.5
Expected volatility	43%	97%	53%	99%
Risk-free interest rate	3.9%	1.8%	3.5%	1.6%

During the first quarter of 2005, management re-examined certain assumptions related to the level of expected volatility used in the Company’s option pricing model. As a result, volatility for the quarter ended October 2, 2005 was calculated using a weighted historical and market-based implied volatility. For the quarter ended September 26, 2004, volatility was calculated using 5-year historical volatility.

The weighted-average estimated fair values of stock options granted for the three months ended October 2, 2005 and September 26, 2004 were $3.44 and $4.92 per share, respectively. The weighted-average estimated fair values of stock options granted for the nine months ended October 2, 2005 and September 26, 2004 were $3.35 and $11.27 per share, respectively.

If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net loss and net loss per share would have been:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Oct 2, 2005	Sep 26, 2004	Oct 2, 2005	Sep 26, 2004
Net income, as reported	$5,935	$6,308	$9,741	$38,564
Adjustments:
Stock-based employee compensation expense included in net income	—	—	215	697
Additional stock-based employee compensation expense under fair value based method for all awards	(6,639)	(13,850)	(24,191)	(46,812)

Net loss, adjusted	$(704)	$(7,542)	$(14,235)	$(7,551)

Basic net income per share, as reported	$0.03	$0.03	$0.05	$0.21

Diluted net income per share, as reported	$0.03	$0.03	$0.05	$0.20

Basic net income (loss) per share, adjusted	$0.00	$(0.04)	$(0.08)	$(0.04)

Diluted net income (loss) per share, adjusted	$0.00	$(0.04)	$(0.08)	$(0.04)

On October 28, 2005, the Board of Directors of the Company approved an acceleration of vesting of the Company’s stock options granted on December 29, 2003 to employees and executive officers under the Company’s 1994 Incentive Stock Plan and its 2001 Stock Option Plan that have an exercise price per share of $20.13 (the “Acceleration”). As a result of the Acceleration, options to purchase approximately 2.4 million shares of the Company’s common stock will become immediately exercisable, of which options to purchase 0.8 million shares were held by executive officers.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R addresses the requirements of an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an option holder is required to provide services in exchange for the award. The Company will adopt the provisions of SFAS 123R on a modified prospective basis in the first quarter of fiscal 2006.

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

At October 2, 2005, the Company had seven currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $47.9 million and the contracts had a fair value of $3.5 million as of October 2, 2005. The gain or loss from the ineffective portion of the hedges had an immaterial impact on earnings.

NOTE 3. Restructuring Costs

Restructurings - 2005

In the third quarter of 2005, the Company consolidated its facilities and vacated excess office space in the Santa Clara location as a result of the workforce reduction activities initiated in the first and second quarters of 2005, and recorded a restructuring charge of $5.3 million. Payments related to the facility will extend to 2011. In addition, the Company recorded additional severance costs of $0.1 million. On June 24, 2005, the Company expanded the workforce reduction plans that were initiated during the first quarter of 2005 aimed at streamlining production and reducing and re-allocating operating expenses. The plans involved the termination of 26 employees from production control, quality assurance, and product engineering as a result of consolidation of the Company’s two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby) and the termination of 63 employees from research and development. As a result the Company recorded second quarter restructuring charges of $7.6 million including $6.6 million for termination benefits and a $1.0 million write-down of equipment and software assets whose value was impaired as a result of these plans. As of October 2, 2005, the software assets have been disposed of and the Company expects to pay the remaining $0.6 million of severance costs by the end of 2005.

In the first quarter of 2005, the Company recorded restructuring charges of $0.9 million in termination benefits related to the termination of 24 employees across all business functions. As of October 2, 2005, this entire amount has been paid.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India. To date, PMC has recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. The Company has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. Cash payments made to date under this plan have been $12.5 million. A $0.7 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. To date, the Company has made cash payments under this plan of $154.1 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003. To date, PMC has reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two. Due to the continued downturn in real estate markets, the facilities costs are expected to be higher than anticipated in the original plan and as a result, the Company recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, the Company recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, the Company has made cash payments of $17.3 million under this plan. Due to the continued downturn in real estate markets, the Company expects these costs to be higher than anticipated in the original plan. As a result, PMC recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011. The activity related to excess facility costs under these plans during the nine months ended October 2, 2005 was as follows:

Excess facility costs

(in thousands)	September 2005	January 2003	October 2001	March 2001	Total
Balance at December 26, 2004	$—	$3,895	$6,458	$3,382	$13,735

Additional charges	5,288	—	—	—	5,288
Cash payments	(104)	(624)	(1,472)	(889)	(3,089)

Balance at October 2, 2005	$5,184	$3,271	$4,986	$2,493	$15,934

NOTE 4. Debt Investments

The following tables summarize the Company’s investments in debt securities:

(in thousands)	Oct 2, 2005	Dec 26, 2004
Available-for-sale:
US Government Treasury and Agency notes	$129,610	$104,722
Corporate bonds and notes	159,774	187,799

	$289,384	$292,521

Reported as:
Cash equivalents	$47,162	$—
Short-term investments	232,390	153,410
Investments in bonds and notes	9,831	139,111

	$289,384	$292,521

NOTE 5. Investments and Other Assets

During the quarter ended October 2, 2005, one of the Company’s investees, Ikanos Communications Inc. (“Ikanos”), completed an initial public offering (“IPO”) of its common stock. In connection with the IPO, the Company’s non-voting preferred shares of Ikanos were exchanged for 0.25 million shares of common stock of Ikanos, which represented less than 2% of Ikanos’ outstanding common stock. These shares are not tradeable until at least the first quarter of 2006, and are subject to regulatory trading restrictions thereafter. The Company accounts for its investment in Ikanos under the cost method of accounting with unrealized gains and losses recorded as Other Comprehensive Income.

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

NOTE 6. Asset Acquisition

In August 2004, the Company purchased assets and intellectual property from a privately held company for cash of $1.0 million and assumption of liabilities of $2.7 million. Transaction costs of $1.2 million, consisting of accounting, legal and other professional fees relating to the purchase have been included in operating expenses. The total consideration of $3.7 million was allocated based on the estimated fair values of the net assets acquired, $0.4 million to tangible assets and $3.3 million to intangible assets, which is being amortized on a straight-line basis over its expected useful life of three years.

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

NOTE 8. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Oct 2, 2005	Sep 26, 2004	Oct 2, 2005	Sep 26, 2004
Net income	$5,935	$6,308	$9,741	$38,564
Other comprehensive income:
Change in net unrealized gains on investments	598	510	317	(1,072)
Change in fair value of derivatives	1,550	1,089	1,028	(51)

Total	$8,083	$7,907	$11,086	$37,441

NOTE 9. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Oct 2, 2005	Sep 26, 2004	Oct 2, 2005	Sep 26, 2004

Numerator:
Net income	$5,935	$6,308	$9,741	$38,564

Denominator:
Basic weighted average common shares outstanding (1)	185,110	180,280	183,563	179,420
Effect of dilutive securities:
Stock options	5,629	7,688	5,678	10,715

Basic and diluted weighted average common shares outstanding (1)	190,739	187,968	189,241	190,135

Basic net income per share	$0.03	$0.03	$0.05	$0.21

Diluted net income per share	$0.03	$0.03	$0.05	$0.20

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

NOTE 10. Subsequent Events

On October 26, 2005, the Company issued $225 million aggregate principal amount of 2.25% senior convertible notes due 2025. The Company granted the initial purchasers of the notes an overallotment option to purchase up to an additional $25 million aggregate principal amount of the notes, which has not been exercised.

On October 28, 2005, the Company entered into a Purchase and Sale Agreement with Avago Technologies Pte. Limited (formerly Argos Acquisition Pte. Ltd.) (“Avago”) to acquire the storage semiconductor business of Agilent Technologies, Inc. for approximately $425 million in cash. The storage semiconductor business is part of Agilent’s Semiconductor Products Group, which Avago is in the process of acquiring. The acquisition is expected to close in January of 2006.

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

Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described under “Factors That You Should Consider Before Investing in PMC-Sierra” and elsewhere in this Quarterly Report and our other filings with the SEC, including the risks associated with our purchase of Aglient’s Storage Semiconductor Business disclosed in our Form 8-K filed with the SEC on November 3, 2005.

We generate revenues from the sale of semiconductor devices that we have designed and developed. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, the majority of our revenues in the first nine months of 2005 came from parts developed in 2004 and earlier. After an individual product is completed and announced it may take several years before that device generates any significant revenues. Our current revenue is generated by a portfolio of more than 250 products.

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

On October 26, 2005, we issued $225 million aggregate principal amount of 2.25% senior convertible notes due 2025. On October 28, 2005, we entered into a Purchase and Sale Agreement with Avago Technologies Pte. Limited (formerly Argos Acquisition Pte. Ltd.) (“Avago”) to acquire the storage semiconductor business of Agilent Technologies, Inc. for approximately $425 million in cash. The acquisition is expected to close in January of 2006.

In order to align our fiscal year end with the calendar year end, the first fiscal period of 2005 consisted of 14 weeks compared to 13 in the first quarter of 2004. Therefore, the first nine months of 2005 consisted of 40 weeks compared to 39 weeks in the first nine months of 2004.

Results of Operations

Third Quarters of 2005 and 2004

Net Revenues (in millions)

	Third Quarter
	2005	2004	Change
Net revenues	$76.2	$71.2	7%

Net revenues for the third quarter of 2005 were $76.2 million compared to $71.2 million for the same period in 2004, an increase of $5.0 million, or 7%. The increase was driven by stronger orders and improved activity levels in the areas of Metro Transport, Enterprise Storage systems, and Wireless Infrastructure. Our sales in Asia increased from 39% of total revenues in the third quarter of 2004 to 50% in the third quarter of 2005.

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

Gross Profit (in millions)

	Third Quarter
	2005	2004	Change
Gross profit	$56.1	$50.1	12%

Percentage of net revenues	73.6%	70.4%

Total gross profit increased $6.0 million, or 12%, in the third quarter of 2005 compared to the same period in 2004. This increase is primarily due to a higher volume of units sold.

Gross profit as a percentage of revenues was approximately 74% in the third quarter of 2005 compared with approximately 70% in the third quarter of 2004. The improvement in gross profit as a percentage of revenues was driven primarily by a reduction in fixed manufacturing costs from our second quarter restructuring. These reduced costs were allocated over a higher volume of shipments, improving gross profit by approximately 2%. We also experienced yield improvements and procurement cost reductions, which increased gross profit by approximately 1%.

Operating Expenses and Charges (in millions)

	Third Quarter
	2005	2004	Change
Research and development	$27.2	$30.2	(10)%
Percentage of net revenues	36%	42%

Marketing, general and administrative	$14.8	$12.1	22%
Percentage of net revenues	19%	17%

Restructuring costs and other charges	$5.4	$—	100%
Percentage of net revenues	7%	0%

Acquisition costs	$—	$1.2	(100)%
Percentage of net revenues	0%	0%

Research and Development and Marketing, General and Administrative Expenses

Our research and development, or R&D, expenses were $3.0 million, or 10%, lower in the third quarter of 2005 compared to the third quarter of 2004. The primary reason for the decrease was $1.2 million of reduced personnel costs, resulting mainly from the workforce reduction activities initiated in 2005. In addition, development costs were $7.1 million lower due to the timing of design completions. These decreases were offset by increased depreciation of $1.7 million and increased hardware and software maintenance costs of $3.1 million. Amortization of intellectual property was higher by $0.3 million due to purchases of intellectual property in the second half of 2004, and facilities costs were higher by $0.2 million.

Our marketing, general and administrative, or MG&A, expenses increased by $2.7 million, or 22%, in the third quarter of 2005 compared to the third quarter of 2004. This was primarily attributable to $1.5 million higher personnel costs due to increases in recruitment, relocation, and training activities. Commissions increased by $0.3 million as a result of higher sales, and marketing expenses were higher by $0.2 million. Of the remaining increase, $0.2 was due to higher professional fees from incremental tax consulting and internal audit, $0.2 million was attributable to higher facilities costs, and other costs increased by $0.3 million.

Restructuring

In the third quarter of 2005, we consolidated our facilities and vacated excess office space in the Santa Clara location as a result of the workforce reduction activities we initiated in the first and second quarters of 2005, and recorded a restructuring charge of $5.3 million. Payments related to the facility will extend to 2011. In addition, we recorded additional severance costs of $0.1 million. On June 24, 2005, we expanded the workforce reduction plans that we initiated during the first quarter of 2005 aimed at streamlining production and reducing and re-allocating operating expenses. The plans involved the termination of 26 employees from production control, quality assurance, and product engineering as a result of consolidation of our two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby) and the termination of 63 employees from research and development. As a result we recorded restructuring charges of $7.6 million including $6.6 million for termination benefits, and a $1.0 million write-down of equipment and software assets whose value was impaired as a result of these plans. As of October 2, 2005, the software assets have been disposed of, and we expect to pay the remaining $0.6 million accrued severance costs by the end of 2005. On completion of these plans we expect to achieve annual savings in this area of approximately $10 million.

In the first quarter of 2005, we recorded restructuring charges of $0.9 million in termination benefits related to the termination of 24 employees across all business functions. As of the end of the third quarter of 2005, this entire amount has been paid.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India. To date, we have recorded a restructuring charge of $18.3 million, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. Cash payments made to date under this plan have been $12.5 million. A $0.7 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. To date, we have made cash payments under this plan of $154.1 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003. To date, we have reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two. Due to the continued downturn in real estate markets, the facilities costs are expected to be higher than anticipated in the original plan and as a result, we recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, we have made cash payments of $17.3 million under this plan. Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan. As a result, we recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on our surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011. The activity related to excess facility costs under these plans during the three months ended October 2, 2005 was as follows:

Excess facility costs

(in thousands)	September 2005	January 2003	October 2001	March 2001	Total
Balance at July 3, 2005	$—	$3,532	$5,194	$2,639	$11,365

Additional charges	5,288	—	—	—	5,288
Cash payments	(104)	(261)	(208)	(146)	(719)

Balance at October 2, 2005	$5,184	$3,271	$4,986	$2,493	$15,934

Acquisition costs

In the third quarter of 2004, we purchased assets and intellectual property from a privately held company for cash of $1.0 million and assumption of liabilities of $2.7 million. Included in operating expenses were transaction costs of $1.2 million, consisting of accounting, legal and other professional fees relating to the purchase.

Other income and Expenses (in millions)

	Third Quarter
	2005	2004	Change
Interest income, net	$2.9	$1.3	123%
Percentage of net revenues	4%	2%

Foreign exchange (loss) gain	$(3.4)	$0.1
Percentage of net revenues	-4%	0%

Interest income, net

Interest income, net was $2.9 million in the third quarter of 2005 compared to $1.3 million in the third quarter of 2004. Our net interest income increased by $1.6 million compared to the third quarter of 2004 as a result of interest and amortization of debt issue cost savings of $0.7 million from the repurchase of our 3.75% Convertible Subordinated Notes, increases in our average cash balances, net of debt, and improved investment yields.

Foreign exchange gain (loss)

Our foreign exchange loss was $3.4 million in the third quarter of 2005 compared to a $0.1 million gain in the third quarter of 2004.

We have a significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through June 2006. The foreign exchange loss from the third quarter of 2005 relates primarily to the re-measurement of accrued income tax amounts in our Canadian subsidiary. We do not hedge our accrual for Canadian income taxes against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Gain on sale of property and investments

During the third quarter of 2004, we sold our interests in three professionally managed venture funds for net proceeds of $10 million, resulting in a net gain of $0.7 million.

Provision for income taxes

We recorded a provision for income taxes of $2.2 million in the third quarter of 2005 based on net income, excluding expenses for which we will not receive a tax benefit such as restructuring charges, multiplied by an expected annual effective tax rate of 20%. We reduced our effective tax rate from 25% to 20% in the first quarter of 2005 based on a sensitivity analysis that considered tax credits available to offset forecast levels of net income, which illustrated that 20% was a more realistic rate for PMC.

First Nine Months of 2005 and 2004

Net Revenues (in millions)

	First Nine Months
	2005	2004	Change
Net revenues	$213.9	$235.5	(9)%

Net revenues decreased by 9% in the first nine months of 2005 compared to the same period a year ago. Revenues were lower than in the same period of 2004 due to a lower volume of units sold in the first half of 2005 and an inventory rebalancing by our customers that began in the third quarter of 2004 and carried into 2005. Quarterly revenues have increased sequentially since the fourth quarter of 2004 but are still below levels recorded in the first half of 2004. Stronger orders and improved activity levels in the areas of Metro Transport, Enterprise Storage systems, and Wireless Infrastructure drove an increase in the third quarter of 2005. In addition, the percentage of revenues from Asia grew in the first three quarters of 2005 compared to the third quarter of 2004. Revenues generated during the extra week of the first quarter (the 14th week), were approximately $2 million.

Gross Profit (in millions)

	First Nine Months		Change
	2005	2004
Gross profit	$152.7	$166.9	(8)%

Percentage of net revenues	71.4%	70.9%

Total gross profit decreased $14.2 million, or 8%, in the first nine months of 2005 compared to the same period a year ago due to lower sales volumes.

Gross profit as a percentage of revenues in the first nine months of 2005 was consistent with the first nine months of 2004. Cost reductions realized in the third quarter of 2005 as a result of restructuring activities increased gross profit by approximately one percentage point. Fixed costs were allocated over a lower volume of shipments in the first nine months of 2005, reducing gross profit by approximately one percentage point.

Operating Expenses and Charges (in millions)

	First Nine Months		Change
	2005	2004
Research and development	$88.1	$89.7	(2)%
Percentage of net revenues	41%	38%

Marketing, general and administrative	$41.1	$36.3	13%
Percentage of net revenues	19%	15%

Acquisition costs	$—	$1.2	100%
Percentage of net revenues	0%	0%

Restructuring costs	$13.8	$—	100%
Percentage of net revenues	6%	0%

Research and Development and Marketing, General and Administrative Expenses

Our research and development, or R&D, expenses decreased by $1.6 million, or 2%, in the first nine months of 2005 compared to the same period a year ago. The decrease was driven primarily by $2.7 million lower personnel costs resulting from the workforce reduction activities initiated in the first nine months of 2005, which was partially offset by the incremental week in the first quarter and compensation adjustments. In addition, development costs were lower by $2.5 million due to the timing of design completions. These decreases were offset by increased depreciation of $1.4 million and increased hardware and software maintenance costs of $3.1 million. Amortization of intellectual property was higher by $0.6 million due to purchases of intellectual property in the second half of 2004 and facilities costs were higher by $0.3 million.

Our marketing, general and administrative, or MG&A, expenses increased by $4.8 million, or 13%, in the first nine months of 2005 compared to the same period a year ago. Our MG&A personnel and related costs increased by $4.6 million due to the incremental week in the first quarter, compensation adjustments, and increased recruitment, travel and training activities. Of the remaining increase, $0.8 was due to higher professional fees from incremental tax consulting and internal audit, $0.4 million was attributable to higher commissions, and other expenses increased by $0.3 million. These increases were offset by a $0.9 million reversal of provision for doubtful accounts receivable based on the completion of an analysis of the credit status of a significant customer and a $0.4 million reduction in depreciation expense.

Restructuring

In the third quarter of 2005, we consolidated our facilities and vacated excess office space in the Santa Clara location as a result of the workforce reduction activities we initiated in the first and second quarters of 2005, and recorded a restructuring charge of $5.3 million. Payments related to the facility will extend to 2011. In addition, we recorded additional severance costs of $0.1 million. On June 24, 2005, we expanded the workforce reduction plans that we initiated during the first quarter of 2005 aimed at streamlining production and reducing and re-allocating operating expenses. The plans involved the termination of 26 employees from production control, quality assurance, and product engineering as a result of consolidation of our two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby) and the termination of 63 employees from research and development. As a result we recorded second quarter restructuring charges of $7.6 million including $6.6 million for termination benefits, and a $1.0 million write-down of equipment and software assets whose value was impaired as a result of these plans. As of October 2, 2005, the software assets have been disposed of, and we expect to pay the remaining $0.6 million accrued severance costs by the end of 2005. On completion of the plans we expect to achieve annual savings in this area of approximately $10 million.

In the first quarter of 2005, we recorded restructuring charges of $0.9 million in termination benefits related to the termination of 24 employees across all business functions. As of the end of the third quarter of 2005, this entire amount has been paid.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India. To date, we have recorded a restructuring charge of $18.3 million, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. Cash payments made to date under this plan were $12.5 million. A $0.7 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. To date, we have made cash payments under this plan of $154.1 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003. To date, we have reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two. Due to the continued downturn in real estate markets, the facilities costs are expected to be higher than anticipated in the original plan and as a result, we recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, we have made cash payments of $17.3 million under this plan. Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan. As a result, we recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on our surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011. The activity related to excess facility costs under these plans during the nine months ended October 2, 2005 was as follows:

Excess facility costs

(in thousands)	September 2005	January 2003	October 2001	March 2001	Total
Balance at December 26, 2004	$—	$3,895	$6,458	$3,382	$13,735

Additional charges	5,288	—	—	—	5,288
Cash payments	(104)	(624)	(1,472)	(889)	(3,089)

Balance at October 2, 2005	$5,184	$3,271	$4,986	$2,493	$15,934

Acquisition costs

In the third quarter of 2004, we purchased assets and intellectual property from a privately held company for cash of $1.0 million and assumption of liabilities of $2.7 million. Included in operating expenses were transaction costs of $1.2 million, consisting of accounting, legal and other professional fees relating to the purchase.

Other Income and Expenses (in millions)

	First Nine Months
	2005	2004	Change
Interest income, net	$8.1	$3.3	142%
Percentage of net revenues	4%	1%

Foreign exchange loss	$(3.5)	$0.1
Percentage of net revenues	-2%	0%

Loss on extinguishment of debt and amortization of debt issue costs	$(1.6)	$(2.1)	(24)%
Percentage of net revenues	-1%	-1%

Gain on sale of property and investments	$1.4	$9.2	(84)%
Percentage of net revenues	1%	4%

Interest income, net

Interest income was $8.1 million in the first nine months of 2005 compared to $3.3 million in the first nine months of 2004, an increase of $4.8 million. The increase was the result of interest and amortization of debt issue cost savings of $2.2 million from the repurchase of our 3.75% Convertible Subordinated Notes, and $0.5 million interest received as part of a tax settlement. The remaining increase of $2.0 million is due to increases in our average cash balances, net of debt, improved investment yields and an additional week in the first quarter of 2005 compared to the first quarter of 2004.

Loss on extinguishment of debt and amortization of debt issue costs

On January 18, 2005, we redeemed our remaining outstanding 3.75% Convertible Subordinated Notes for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium. We expensed the $1.0 million call premium and the remaining unamortized debt issue costs of $0.6 million, resulting in an aggregate net loss on redemption of $1.6 million.

In the first nine months of 2004, we repurchased $106.9 million face value of our 3.75% Convertible Subordinated Notes at par and expensed $1.5 million of related unamortized debt issue costs. We incurred transaction related costs of $0.3 million resulting in an aggregate net loss on the repurchase of $1.8 million. In addition, during the first nine months of 2004 we recorded amortization of debt issue costs of $0.3 million.

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

Provision for income taxes

We recorded a provision for income taxes of $4.2 million in the first nine months of 2005 based on net income excluding expenses for which we will not receive a tax benefit such as restructuring charges and stock compensation, multiplied by an expected annual effective tax rate of 20%. We reduced our effective tax rate from 25% to 20% in the first quarter of 2005 based on a sensitivity analysis that considered tax credits available to offset forecast levels of net income, which illustrated that 20% was a more realistic rate for PMC.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 26, 2004, which also provides commentary on our most critical accounting estimates. The following additional estimates were of note during the first nine months of 2005:

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

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans implemented that year. The total remaining estimate of $7.5 million related to the 2001 restructuring plans represents 100% of the estimated total future operating costs and lease obligations for the effected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites and the recording of $9.6 million charge related to these facilities. The total remaining estimate of $3.3 million related to the closing of all four sites represents approximately 87% of the estimated total future operating costs and lease obligations for these sites.

In the third quarter of 2005, we recorded charges of $5.3 million for the restructuring of excess facilities in connection with the restructuring plans implemented in 2005. The total remaining estimate of $5.2 million represents 100% of the estimated total future operating costs and lease obligations for the site.

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

Business Outlook

We expect our revenues for the fourth quarter of 2005 to be in the range of $77 million to $80 million. As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”. Our average quarterly turns business is approximately 30%, and in the third quarter of 2005, our completed turns business was approximately 26% of sales. Our revenue outlook for the fourth quarter considers an opening backlog position that is approximately consistent with the third quarter, and therefore our revenue forecast depends in part on achieving a higher rate of turns business percentage in the fourth quarter of 2005. Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate our fourth quarter 2005 gross margins will be approximately 72% to 73%, but as in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins could also vary depending on the mix of products sold.

We expect our fourth quarter of 2005 research and development and marketing, general and administrative expenses to be slightly higher than the prior quarter.

We anticipate that interest and other income in the fourth quarter of 2005 will be approximately $3.0 million, and our income tax provision rate will be 20%.

Liquidity & Capital Resources

Our principal source of liquidity at October 2, 2005 was $385.7 million in cash and investments, which included $375.9 million in cash and cash equivalents and short-term investments and $9.8 million of long-term investments in bonds and notes.

In the first nine months of 2005, we generated $22 million of cash from operating activities. Significant changes in working capital accounts included:

•	a $17.9 million increase in accounts receivable, which increased our calculated number of days outstanding at the end of the third quarter of 2005 to 45 compared to 29 at the end of 2004, primarily due to: greater levels of shipments in the third month of the quarter to our major distributor, which was acquired by another entity and as a result of the integration had been placing limited orders earlier in the quarter; generally higher shipment volumes at the end of the quarter due to lengthening vendor lead times and the availability of products from subcontractors; and a reversal of $0.9 million of our allowance for doubtful accounts in the second quarter of 2005;

•	a $7.3 million increase in our provision for income taxes in line with our profitability;

•	a $3.8 million increase in deferred income due to greater levels of shipments in the third month of the quarter to our major distributor, which had been acquired by another entity and as a result of the integration had been placing limited orders earlier in the quarter;

•	a $3.4 million increase in accrued restructuring costs due the additional cash charges of $12.8 million in the first nine months of 2005, offset by $10.0 million in payments made related to all restructuring plans for severance and rent;

•	a $2.8 million decrease in inventory, resulting from higher shipments at the end of the third quarter of 2005, which increased the calculated number of times our inventory turned over on an annualized basis from 4.8 at the end of 2004 to 6.2 at the end of the third quarter of 2005;

•	a $1.6 million increase in prepaid expenses due to software maintenance renewals; and

•	a $1.3 million decrease in accounts payable and accrued liabilities due primarily to a $1.1 million payment of accrued interest in the first quarter, a $0.7 million reduction in accrued payroll due to a $2.0 million purchase under the employee stock purchase plan, offset by increases in other accrued payroll costs, and a $0.5 million increase in trade accounts payable due to timing of payments.

In the first nine months of 2005, cash flows from our investment activities included:

•	cash proceeds of $223.8 million from the sale or maturity of short and long-term debt investments;

•	cash used for the purchase of $174.0 million of long and short-term debt investments;

•	cash proceeds of $3.4 million from the sale of investments, property and other assets;

•	an investment of $2.0 million in a private technology company;

•	cash proceeds of $1.6 million from the refund of wafer fabrication deposits; and

•	an investment of $5.6 million for the purchases of property, equipment and intangible assets.

In the first nine months of 2005, cash flows from our financing activities included:

•	$70.2 million used to redeem our remaining outstanding 3.75% Convertible Subordinated Notes; and

•	cash proceeds of $23.2 million from the issuance of common stock under our equity-based compensation plans.

As of October 2, 2005, we had cash commitments made up of the following:

(in thousands)

Contractual Obligations	Total	2005	2006	2007	2008	2009	After 2009
Operating Lease Obligations:
Minimum Rental Payments	$52,100	$2,564	$10,352	$9,987	$11,311	$6,733	$11,153
Estimated Operating Cost Payments	19,800	939	3,811	3,936	3,703	2,944	4,467

Purchase and other Obligations	3,203	2,707	475	21	—	—	—

	$75,103	$6,210	$14,638	$13,944	$15,014	$9,677	$15,620

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $8.8 million at October 2, 2005 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We have a line of credit with a bank that allows us to borrow up to $1.5 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit. At October 2, 2005 we had committed $1.3 million under letters of credit as security for office leases.

We expect to use approximately $7.0 million of cash in the remainder of 2005 for capital expenditures, including purchased intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, venture investing, capital expenditure, wafer deposit and remaining restructuring requirements through the end of 2006.

On October 26, 2005, we issued $225 million aggregate principal amount of senior convertible notes due 2025. The securities will bear interest at 2.25% per year and will mature on October 15, 2025. Interest on the Securities will be payable on April 15 and October 15 of each year, beginning on April 15, 2006. The notes provide for a net share settlement and, under certain circumstances, may be convertible into cash (up to the principal amount of the notes) and, with respect to any excess conversion value, into cash, shares of our common stock or a combination of cash and shares of common stock our option. We granted the initial purchasers of the notes an overallotment option to purchase up to an additional $25 million aggregate principal amount of the notes, which has not been exercised.

On October 28, 2005, we entered into a Purchase and Sale Agreement with Avago Technologies Pte. Limited (formerly Argos Acquisition Pte. Ltd) (“Avago”) to acquire the storage semiconductor business of Agilent Technologies, Inc. for approximately $425 million in cash. The acquisition is expected to close in January of 2006. If we complete the purchase of the Agilent storage semiconductor business, we expect to use available cash, plus a portion of the net proceeds of the debt offering, to purchase that business.

FACTORS THAT YOU SHOULD CONSIDER BEFORE INVESTING IN PMC-SIERRA

Our company is subject to a number of risks – some are normal to the fabless semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, (including the risks associated with our purchase of Agilent’s storage semiconductor business disclosed in our Form 8-K filed with the SEC on November 3, 2005) and some may be present in the future. You should carefully consider all of these risks and the other information in this report before investing in PMC. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

We are subject to rapid changes in demand for our products due to customer inventory levels, production schedules, fluctuations in demand for networking equipment and our customer concentration.

As a result of the following risks, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose part or all of your investment.

Our revenues and profits may fluctuate because of factors that are beyond our control.

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

If the demand for our customers’ products declines, demand for our products will be similarly affected and our revenues, gross margins and operating performance will be adversely affected.

Our customers are subject to their own business cycles, most of which are unpredictable in commencement, depth and duration. We cannot accurately predict the continued demand of our customers’ products and the demands of our customers for our products. As a result of this uncertainty, our past operating results may not be indicative of our future operating results. It is possible that, in future periods, our results may be below the expectations of public market analysts and investors. This could cause the market price of our common stock to decline.

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

We may be unable to deliver products to customers when they require them if we incorrectly estimate future demand, and this may lead to higher fluctuations in shipments of our products. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionately negative effect on our operating results.

Changes in the political and economic climate in China and Taiwan may have a significant impact on our profitability.

China represents a significant portion of our net revenues (22% and 10% for each of the quarters ended October 2, 2005 and September 26, 2004, respectively). Our financial condition and results of operations are becoming increasingly dependent on our sales in China and the majority of our wafer supply comes from Taiwan. China has large organizations with major programs that can start and stop quickly. For example, in 2004 our operating profits were adversely affected by a sudden slowdown in telecom infrastructure build-out in China. Any instability in China’s economic environment could lead to a contraction of capital spending by our customers. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern.

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems accounted for more than 10% of our revenues in the third quarter of 2005. We do not have long-term volume purchase commitments from any of our major customers. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Our customers are increasingly price conscious, as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in networking equipment. We continue to experience aggressive price competition from competitors that wish to enter into the market segments in which we participate. These circumstances may make some of our products less competitive, and we may be forced to decrease our prices significantly to win a design. We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

We face significant competition from two major fronts. First, we compete against established peer-group semiconductor companies that focus on the communications semiconductor business. These companies include Agere Systems, Applied Micro Circuits Corporation, Broadcom, Exar Corporation, Conexant Systems, Marvell Technology Group, Silicon Image, Transwitch and Vitesse Semiconductor. These companies are well financed, have significant communications semiconductor technology assets, have established sales channels, and are dependent on the market in which we participate for the bulk of their revenues.

Other competitors include major domestic and international semiconductor companies, such as Agilent, Cypress Semiconductor, Freescale, IBM, Infineon, Integrated Device Technology, Intel, Maxim Integrated Products, Motorola, NEC, Texas Instruments and Toshiba. These companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate. This represents a serious competitive threat to us.

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

Many of our new products are designed to take advantage of new manufacturing processes offering smaller device geometries as they become available, since smaller geometries can provide a product with improved features such as lower power requirements, increased performance, more functionality and lower cost. We believe that the transition of our products to, and introduction of new products using, smaller device geometries is critical for us to remain competitive. We could experience difficulties in migrating to future smaller device geometries or manufacturing processes, which would result in the delay of the production of our products. Our products may become obsolete during these delays, or allow competitors’ parts to be chosen by customers during the design process.

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

We are exposed to the credit risk of some of our customers.

Many of our customers employ contract manufacturers to produce their products and manage their inventories. Many of these contract manufacturers represent greater credit risk than our networking equipment customers, who generally do not guarantee our credit receivables related to their contract manufacturers.

In addition, a significant portion of our sales flows through our distribution channel, which generally represent a higher credit risk. Should these companies encounter financial difficulties, our revenues could decrease, and collection of our significant accounts receivables with these companies could be jeopardized.

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

We are exposed to foreign currency rate fluctuations because a significant part of our development, test, marketing and administrative costs are in Canadian dollars, and our selling costs are incurred in a variety of currencies around the world. The U.S. dollar has devalued significantly compared to the Canadian dollar and this trend may continue. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not eliminate, the impact of foreign currency exchange rate movements. In addition, this foreign currency risk management policy may not be effective in addressing long-term fluctuations since our contracts do not extend beyond a 12-month maturity.

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accrual for Canadian income taxes in the ordinary course of business, and consequently in the third quarter of 2005 we recorded a $3.4 million foreign exchange loss relating to this item. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States and Canadian currencies.

Our business strategy contemplates acquisition of other products, technologies, or businesses, which could adversely affect our operating performance.

Acquiring products, intellectual property, technologies, or businesses from third parties is a core part of our business strategy. That strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. These challenges include integration of product lines, sales forces, customer lists and manufacturing facilities, development of expertise outside our existing business, diversion of management time and resources, and possible divestitures, inventory write-offs and other charges. We also may be forced to replace key personnel who may leave our Company as a result of the acquisition. We cannot be certain that we will find suitable acquisition candidates or that we will be able to meet these challenges successfully.

An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, or issue additional equity. If we are not able to obtain financing, then we may not be in a position to consummate acquisitions. If we issue equity securities in connection with an acquisition, we may dilute our common stock with securities that have an equal or a senior interest in our Company.

In addition, the combined entity may have lower revenues or higher expenses and therefore may not achieve the results that we anticipated at the time of the acquisition. Acquired entities also may be highly leveraged or dilutive to our earnings per share, or may have unknown liabilities.

We have identified a semiconductor business that is consistent with our business strategy, and, if acquired, could significantly increase our consolidated assets and revenues. That potential acquisition or another acquisition could introduce other risks that we cannot currently foresee or may not be able to foresee at the time we make the acquisition.

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

Although we, our customers, and our suppliers, rigorously test our products, our highly complex products may contain defects or bugs. We have in the past experienced, and may in the future, experience defects and bugs in our products. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products. This could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers.

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

In June 2005, we implemented a workforce reduction plan that eliminated 63 positions from research and development in our Santa Clara design center. A significant portion of our revenues is derived from sales of microprocessors that have been developed at this location. In the future, our microprocessor road map will be dependent on successful acquisition and integration of microprocessor cores developed by third parties. If we experience difficulties in obtaining or integrating intellectual property from these third parties, it could delay or prevent the development of microprocessor-based products in the future.

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

We do not own or operate a wafer fabrication facility. Three outside wafer foundries supply more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

While management uses all available information to estimate these restructuring costs, particularly facilities costs, our accruals may prove to be inadequate. If our actual sublease revenues or the results of our exiting negotiations differ from our assumptions, we may have to record additional charges, which could materially affect our results of operations, financial position and cash flow.

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

Based on a sensitivity analysis performed on the financial instruments held at October 2, 2005, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100 or 150 basis points would result in a decline, or increase, in portfolio value of approximately $0.8 million, $1.6 million and $2.4 million, respectively.

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

Through our operations in Canada and elsewhere outside the United States, we incur research and development, sales, customer support and administrative expenses in Canadian and other foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, particularly in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts on behalf of our Canadian subsidiary. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.

As at October 2, 2005, we had seven currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $47.9 million and the contracts had a fair value of $3.5 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accruals for Canadian income taxes in the ordinary course of business, and consequently in the third quarter of 2005 we recorded a $3.4 million foreign exchange loss relating to this item. Our profitability would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies. For example, if the value of the United States dollar decreased by an additional 5% relative to the Canadian dollar, our profitability would decrease by $3.5 million.

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

Part II – OTHER INFORMATION

Item 6. EXHIBITS

Exhibits –

•	2.1	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited (Previously filed as an exhibit to PMC’s Current Report on Form 8-K filed on November 3, 2005).

•	2.2	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee (Previously filed as an exhibit to PMC’s Current Report on Form 8-K filed on October 26, 2005).

•	11.1	Calculation of net income per share – included in Note 9 of the financial statements included in Item I of Part I of this Quarterly Report.

•	31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•	31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

•	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: November 3, 2005	/s/ Alan F. Krock
Alan F. Krock
Vice President,
Chief Financial Officer and
Principal Accounting Officer