Form 10-K
period 2005-12-31
PMC SIERRA INC
filed 2006-03-09
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Common Stock, par value $0.001

Preferred Stock Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on July 1, 2005 as reported by the Nasdaq National Market, was approximately $1.1 billion. Shares of Common Stock held by each executive officer and director and by each person known to the Registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2006, the Registrant had 185,782,745 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2006 Annual Meeting of Stockholders are

incorporated by reference into Part III of this Form 10-K Report.

PART I

Item 1.	Business

OVERVIEW

PMC-Sierra, Inc. designs, develops, markets and supports communications semiconductors, storage semiconductors and microprocessors primarily for the communications service provider, storage, and enterprise markets. We have more than 250 different semiconductor devices that are sold to leading equipment and design manufacturers, who in turn supply their equipment principally to communications network service providers and enterprises. We provide superior semiconductor solutions for our customers by leveraging our intellectual property, design expertise and systems knowledge across a broad range of applications and industry protocols.

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

Our fiscal year ends on the last Sunday of the calendar year. Fiscal years 2004 and 2003 each consisted of 52 weeks. In order to align our fiscal year end with the calendar year end, fiscal 2005 ended on the last Saturday of the calendar year and consisted of 53 weeks. For ease of presentation, we have referred to December 31 as our fiscal year end for all years. In this Annual Report on Form 10-K, “PMC-Sierra”, “PMC”, “the Company”, “us”, “our” or “we”, means PMC-Sierra, Inc. together with our subsidiary companies.

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

These forward-looking statements apply only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described under “Factors That You Should Consider Before Investing in PMC-Sierra” and elsewhere in this Annual Report and our other filings with the SEC. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

•	business strategy;

•	acquisition of the storage semiconductor business from Avago Technologies;

•	sales, marketing and distribution;

•	wafer fabrication capacity;

•	competition and pricing;

•	critical accounting policies and estimates;

•	customer product inventory levels, needs and order levels;

•	demand for networking, storage and consumer equipment;

•	net revenues;

•	gross profit;

•	research and development expenses;

•	marketing, general and administrative expenditures;

•	interest and other income;

•	foreign exchange rates;

•	capital resources sufficiency;

•	restructuring activities, expenses and associated annualized savings; and

•	our business outlook.

INDUSTRY OVERVIEW

Growth in internet usage and digital consumer devices continues to drive increasing demand for bandwidth and efficient networks that can manage these higher levels of data traffic. At the same time, communication service providers are seeking ways to increase their revenues by bundling and delivering a range of services to their customers in a cost-effective manner. To enable the ‘triple’ play of services (which includes voice, video, and data), communication service providers continue to transition their voice-centric infrastructure to data-centric networks. Newer applications such as Voice Over Internet Protocol (VoIP), video-on-demand, third generation wireless services, and network-attached storage are being deployed globally. This is resulting in increasing requirements for service providers and enterprises to upgrade and improve their network infrastructure and storage management capabilities. Enterprises, corporations, small offices and home offices are expanding their networks to better capture, store, and access large quantities of data efficiently and securely.

Different types of data transmitted at various speeds over the Internet require service providers and enterprises to invest in multi-service equipment that can aggregate and transport these varied types of network traffic. In simplified terms, Internet traffic moves over a series of distinct networks, with each network built using copper wires, coaxial cables or fiber optic cables. These networks carry high-speed traffic in the form of electrical and optical signals that are transmitted and received by complex networking equipment. To ensure this equipment and varied networks can communicate and interoperate with each other, communications equipment manufacturers and makers of communications semiconductors have developed numerous communications standards and protocols for the industry. These communications and storage protocols make it easier for complex high-speed data traffic to be sent, received and stored reliably and efficiently — whether intra-office, across the country, or internationally. The products we sell, and the protocols used in development of our devices, are described below.

MARKETS THAT WE SERVE

We sell our semiconductor solutions primarily into five general areas of the worldwide network infrastructure, which we refer to as the Access, Metro, Storage, Enterprise, and Customer Premise markets. The products and solutions that we sell into the Metro and Access areas of the market are largely driven by the capital spending of service providers in the telecommunications industry, and traditionally our sales in these areas have represented the majority of our annual revenues (approximately 70% in 2005). Our products and solutions that are sold into the Storage, Enterprise and Customer Premise areas are driven primarily by the capital spending of corporations, enterprises, and smaller businesses, and our sales in these areas have represented a smaller portion of revenues (approximately 30% in 2005). With our recent acquisition of the storage semiconductor business of Agilent Technologies from Avago Technologies in the first quarter of 2006, we expect that, beginning in 2006, the mix of our revenues will shift to approximately 50% telecommunications-related and 50% related to the enterprise and storage markets.

The reasons we purchased the Agilent storage semiconductor business were primarily (1) the strategic and product fit with our existing storage business; (2) the strong market position it has in the Fiber Channel controller market; (3) the superior design capabilities of its engineering team; and (4) the growth opportunities for standard semiconductor solutions in the enterprise storage market. The addition of the former Agilent storage semiconductor business to PMC will enable us to provide products that will reduce the time it takes for our customers to bring their products to market, reduce the overall cost of storage equipment, and provide a broader array of technologies for the next generation of storage products.

Below are descriptions of the market areas that we currently serve and some typical equipment in those markets that may contain our semiconductor solutions. Due to the complexity of the telecommunications network, it is not possible to sharply delineate networking functions or markets served. In addition, many of our products may be used in multiple classes of networking equipment that are deployed across all of the market areas identified below, while some of our other products have highly specialized applications. For example, our microprocessors can be used in many networking equipment applications (such as color laser printers or high-speed routers), while a single wireless infrastructure chip may only be used in one specific application (e.g., pre-distortion of power amplification for a wireless base station). In some situations, different OEMs might use solutions in equipment addressing more than one of the market areas noted below. Further, during the lifecycle of their products, our customers may redesign their products and exclude our devices from the new design. We are not always aware when customers undertake such actions.

Access

The access area of the telecommunications network infrastructure encompasses both wired and wireless equipment that aggregates data traffic from homes and businesses and transmits it to the central offices in the metro and the wide area network (WAN). Our semiconductors are used in the access area of the network in equipment such as SONET/SDH add-drop multiplexers (which add and drop signals or streams of data from optical networks) and switches (which direct the data traffic to other destinations within the network). Two key industry protocols that help in packaging information into formats for transportation across various networks are Asynchronous Transfer Mode (ATM) and Internet Protocol (IP). As networks slowly converge over time, more data-centric and hybrid multi-service equipment is required to handle IP, ATM and multi-protocol traffic.

Another technology used in the access area is Digital Subscriber Line, (DSL) which allows for high-speed data communication over existing copper telephone lines between end-users and service providers. DSL uses a complex digital signal processing technique to achieve typical downstream data speeds of 1.5 megabits per second and typical upstream speeds of 128 kilobits per second. DSL is largely intended for residential and small business customers who desire higher speed access to Internet services. With increasing demand for faster bandwidth, service providers in some regions are beginning to deploy Asymmetric DSL (ADSL2 and ADSL 2+) and Very High Speed DSL (VDSL) to increase transmission rates over copper wires.

In both Asia and some parts of North America, Positive Optical Networking (PON) is being deployed to facilitate a fiber-to-the-home strategy. Instead of copper cables, fiber is deployed to increase reach, reduce noise, and increase bandwidth in both uploading and downloading directions.

The Access area of the network also involves the termination and distribution of separate higher speed data signals into lower speed data signals. Many of our networking devices used in wireline communications can be deployed in the transmission of wireless data traffic to the network in wireless base station transceivers.

Metro

The metropolitan area of the telecommunications infrastructure is primarily a fiber optic-based network that provides high-speed communications and data transfer within a city center or regional area. This portion of the network manages traffic inside its own region, and also manages traffic between the access and long-haul transport networks for inter-city or international transmission.

For high-capacity data communication over fiber optic systems, the standard used is called SONET (for Synchronous Optical Network) in North America and parts of Asia, and called SDH (for Synchronous Digital Hierarchy) in the rest of the world. In addition to using SONET/SDH to increase the bandwidth, or capacity, of their networks, many service providers have also deployed equipment that uses an optical technology called dense wave division multiplexing. Rather than transmitting a single light signal over an optical fiber, dense wave division multiplexing allows many different light signals (each of a different wavelength) to be transmitted simultaneously. By deploying this technique at higher transmission rates, carriers can move more signals across transmission lines.

Our products and solutions are used in metro equipment such as multi-service switches and edge routers that gather and process signals in different protocols, and then transmit them to the next destination as quickly and efficiently as possible. The next-generation equipment in the metro portion of the network that can handle different data protocols is often referred to as multi-service provisioning platforms.

Storage

Institutions and businesses connect to their data storage either directly or indirectly, the latter using network-attached systems (NAS) or storage area networks (SAN). Fiber Channel protocol, which is the standard for the transfer of information between computers and storage devices, is the dominant standard in the storage area of the market, with the market transitioning from fiber channel operating at 2 Gigabits per second to fiber channel operating at 4 Gigabits per second. In addition, there is a shift occurring in storage networking from parallel to serial interconnections and two standards have emerged which are Serial-Attached SCSI (better known as SAS) and Serial ATA (SATA), both of which are just starting to be introduced into storage networks today. Another standard is called Internet Protocol SCSI (or iSCSI), but this is not expected to gain broader acceptance and deployment until later this decade.

Our products and solutions in this area enable the high-speed interconnection of the servers, switches and storage devices that comprise these systems so large quantities of data can be stored, managed and moved securely. Our focus in this area is on fiber channel interconnect and fiber channel controllers, with switching solutions for both SAS and SATA. There is also an emerging trend in the enterprise storage market for multi-protocol controllers, which we are developing through our acquisition of the storage semiconductor business from Avago.

Enterprise

The enterprise area of the network includes equipment that is deployed primarily in the office for data communications and other local area network applications. Equipment such as switches and routers are used by both large and small businesses and enterprises to manage their data on an inter-office and intra-office basis. This market also includes office network equipment such as laser printers or multi-function printers, where we sell our standalone microprocessors and integrated SoCs or system-on-chip designs.

Ethernet is a protocol historically used within an enterprise’s local area networks, or LANs, but is now moving out into the wide area networks, or WANs. Service providers are beginning to transport Ethernet traffic over their existing SONET infrastructure because service providers are familiar with SONET, which provides a relatively efficient way to handle increasing amounts of data moving from the LAN to the WAN.

Customer Premise

Customer premise equipment usually includes the residential and home office markets. This includes wired and wireless Voice-over-IP routers where we have multi-service processing solutions and reference designs for OEMs and Original Design Manufacturers, or ODMs. It would also include networked attached storage solutions for residences and residential gateways that enable “triple play” services integrating data, video and voice. We currently derive less than 5% of our revenues from the customer premise market.

OUR PRODUCTS

Most of our semiconductors can be divided into broadly defined functional categories identified below. As with descriptions of the network, particular categories may overlap and a device may be present in more than one category. In addition, some products may integrate several different functions and therefore could be classified in one or more categories. For example, some of our products convert high-speed analog signals to digital signals and split or combine various transmission signals.

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

Microprocessors: these devices perform the high-speed computations that help identify and control the flow of signals and data in many different types of network equipment used in the communications, enterprise and consumer markets. With greater demand for integration of features and functions on a single device, more system-on-chip solutions are being developed.

Serializers/Deserializers: these devices convert networking traffic between slower speed parallel streams and higher speed serial streams. OEMs use serial streams to reduce networking equipment line connections, and parallel streams to allow them to apply lower cost traffic management technologies.

System-On-A-Chip (SOC’s) : Integrated I/O’s, microprocessors, memory, system bus, and physical layer functions on one monolithic semiconductor device (chip).

OUR STRATEGY

Our high-speed semiconductor solutions are based on our knowledge of network applications, system requirements and networking protocols, and high-speed mixed-signal and system-on-chip design expertise. To achieve our goal of profitably expanding our business, we are pursuing the following five strategies:

1. Expand our breadth of product solutions in the enterprise storage systems market.

We are broadening our product line in the enterprise storage markets. In addition to our Fiber Channel product line, we have leading edge high-performance interconnect devices designed on protocols such as SAS and SATA. We expect the need for faster and more complex devices based on these protocols to increase as next-generation storage systems are deployed. By acquiring the former storage semiconductor business of Agilent Technologies from Avago

Technologies, our Fiber Channel product offering will expand significantly. We are currently working on developing multiprotocol controllers for our OEM customers as well as working on a further integration of features and devices to increase performance and reduce cost.

2. Continue to strengthen our overall position in the wide area network (WAN) of the telecommunications market and introduce products in the customer premise market.

We are working very closely with large companies in the service provider and enterprise markets to help them design and develop standard semiconductor solutions that we anticipate will meet their performance requirements while lowering their costs. The majority of our products are used by OEMs that sell their network equipment to worldwide telecommunications service providers. We continue to focus our R&D on the growth segments of their business, including: metro optical transport, edge routing, multi-service switching, wireless infrastructure, wireline access, voice-over-IP, and residential broadband gateways.

3. Continue to increase our presence in Asian markets.

We continue to strengthen our relationships and business activity with our Asian customers. To support our customers, we have increased our sales/service/design center in Shanghai, China and opened a technology center in Bangalore, India. In 2005, 50% of our total revenues were received from the Asia Pacific region, which includes China and Japan. Based on PMC’s revenues in 2005, some of our largest customers in the People’s Republic of China were Huawei, ZTE, and Fibrehome, and in Japan our largest customers were Fujitsu, NEC, and Ricoh. Our customers in Asia are broadening their product offerings in 3G wireless infrastructure, metro optical transport, storage networking, laser and multi-function printers, and customer premise equipment.

4. Leverage our technical expertise across a diverse base of applications.

We have a strong history of analog, digital, mixed signal and microprocessor expertise and we are able to integrate many of these functions and protocols into complex devices. We leverage our common technologies and intellectual property across a broad range of networking equipment. Many OEMs recognize they can obtain highly complex, broadband communications technology from companies such as PMC-Sierra rather than dedicating their own resources to develop custom chips. We intend to take advantage of our customers’ growing requirements to outsource more of the silicon content in their networking and storage equipment that allows the OEMs to reduce their development costs and improve time-to-market while differentiating their products in other ways. We are constantly looking at ways to lower costs and increase integration for our customers, such as our capability in system-on-a-chip (SoC) design capabilities that can incorporate third party intellectual property and various interface requirements.

5. Provide best-in-class products, customer service and technical support.

We work very closely with our customers to ensure they get the best service and technical support required to assist them with their product development efforts. We believe our largest customers and their products will take an increasing percentage of the overall market in their areas of expertise. Customers such as Alcatel, Cisco, EMC, Hewlett Packard, Fujitsu, Huawei, Juniper, Lucent, NEC, Nortel, Ricoh, and ZTE, are aligning their design and manufacturing operations with key suppliers such as PMC-Sierra.

SALES, MARKETING AND DISTRIBUTION

Our sales and marketing strategy is to have our products designed into our customers’ equipment by developing superb products for which we provide premium service and technical support. Our marketing team is focused on developing new products and solutions that meet the needs of our customers, including original equipment manufacturers and original design manufacturers. We are often involved in the early stages of design concerning our customers’ plans for new equipment. This helps us determine if our existing products can be used in their new equipment or if new devices need to be created for the application. To assist us in our planning process, we are in regular contact with our key customers to discuss industry trends, emerging standards and ways in which we can assist in their new product requirements.

Our sales and marketing teams actively demonstrate our devices with other industry suppliers and provide technical information to our customers. Technical support is essential to our customers’ success, and we provide this through field application engineers, technical marketing and systems engineers. We also provide more detailed information and support for our product line through our corporate website and special customer-accessible extranet sites. We believe that providing comprehensive product service and support is critical to shortening customers’ design cycles and maintaining a competitive position in the markets that we serve.

Our sales team is focused on selling and supporting our chips and chipsets for equipment providers who are in turn selling their products to service providers, enterprises, or consumers. To better match our available sales resources to market opportunities we also focus our sales and support efforts on target customers.

We sell our products to end customers directly and through distributors and independent manufacturers’ representatives. In 2005, approximately 40% of our orders were shipped through our distributors, approximately 50% were sent by us directly to contract manufacturers selected by OEMs, and the balance were sent directly to our OEM customers.

In 2005, our largest distributor (Memec) was purchased by Avnet Inc., which continues to represent our products worldwide (excluding Japan, Israel, and Taiwan). In North America, we recognize sales through Avnet on a sell-through basis, occurs when Avnet ships our products to the end customer. In 2005, total sales shipped through Avnet worldwide were $80 million, or 27% of total revenues. Our second largest distributor is Macnica Inc. Sales shipped through this distributor in 2005 were approximately 10% of total revenues.

Our sales outside of the United States, based on customer billing location, accounted for 61% of total revenue in 2005, 62% in 2004, and 52% in 2003. Our sales to customers in Asia, including Japan and China, continued to increase in 2005 (50% of sales) from 2004 (46% of sales) in part because many of our OEM customers increased the use of Asia-based contract manufacturers for the assembly of their products. Sales to Cisco Systems through distributors, contract manufacturers and direct sales represented more than 10% of our total revenues in 2005.

MANUFACTURING

PMC-Sierra is a fabless company, meaning that we do not own or operate foundries for the production of the silicon wafers from which our products are made. Instead, we work with independent merchant foundries and chip assemblers for the manufacture of our products. We believe our fabless approach to manufacturing provides us with the benefit of superior manufacturing capability, scalability, as well as the flexibility to move wafer manufacture, assembly and test of our products to the vendors that offer the best technology and service, at a competitive price.

Our lead-time, or the time required to manufacture our devices, is typically 8 to 12 weeks. Based on this lead-time, our team of production planners initiates purchase orders with our wafer suppliers and with our chip assemblers for the assembly and test of our parts so that, to the best of our ability, our products are available to meet customer demand.

Wafer Fabrication

We manufacture our products at independent foundries using standard Complementary Metal Oxide Semiconductor (CMOS) process techniques. We have in the past purchased substantially all of the silicon wafers from which we manufacture our products from Chartered Semiconductor Manufacturing Ltd. (“Chartered”), and Taiwan Semiconductor Manufacturing Corporation (“TSMC”). These independent foundries produce the wafers for our networking products at feature sizes down to 90 nanometer. By using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing, developing and testing of new products. In addition, we avoid the fixed costs associated with owning and operating fabrication and chip assembly facilities, and the costs associated with updating these facilities to manage constantly evolving process technologies.

We have supply agreements with both Chartered and TSMC that were renewed through December 31, 2006. Deposits we have made to secure access to wafer fabrication capacity were $5.1 million at December 31, 2005. Under these supply agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements but we are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. These agreements may be terminated at any time if either party violates the terms of the agreements. We do not currently anticipate any problems in renewing these supply agreements beyond the current expiry dates.

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

Quality Assurance

The industries that we serve require high quality, reliable semiconductors for incorporation into their equipment. We pre-qualify each vendor, foundry, assembly and test subcontractor. Wafers supplied by outside foundries must meet our incoming quality and test standards. We conduct a portion of our test operations on advanced mixed signal and digital test equipment in our Burnaby facility. The remainder of our testing is performed predominantly by independent Asian and U.S. companies.

RESEARCH AND DEVELOPMENT

Our research and development efforts are market and customer-focused and often involve the development of both hardware and software. These devices and reference designs are targeted for use in enterprise, storage and service provider markets. Increasingly, our OEM customers that serve these end markets are demanding complete solutions with software support and complex feature sets.

From time to time we announce new products to the public once development of the product is substantially completed, and there are no longer significant costs to be incurred. As we have a portfolio of more than 250 products, we do not consider any individual new product or group of products released in a year to be material, beyond our continuing development of a portfolio of products that meet our customers’ future needs.

At the end of fiscal 2005, we had design centers in the United States (California, Oregon, and Pennsylvania), Canada (British Columbia, Saskatchewan, Manitoba, Ontario and Quebec), and India (Bangalore).

Our investment in research and development was $118.7 million in 2005, $120.5 million in 2004 and $119.5 million in 2003.

BACKLOG

Our sales originate from customer purchase orders. However, our customers frequently revise order quantities and shipment schedules to reflect changes in their requirements. We believe that orders placed with delivery dates in excess of six months are not firm orders. As of December 31, 2005, our backlog of products scheduled for shipment within six months totaled approximately $52.6 million. Unless our customers cancel or defer to a subsequent year a portion of this backlog, we expect this entire backlog to be filled in 2006. Our backlog of products as of December 31, 2004 for shipment within six months totaled approximately $50.0 million.

Our backlog includes our backlog of shipments to direct customers, minor distributors and a portion of shipments by our major distributor to end customers. Our customers may cancel or defer backlog orders. Accordingly, we believe that our backlog at any given time is not a meaningful indicator of future long-term revenues.

COMPETITION

We typically face competition at the customer design stage when our customers are determining which semiconductor components to use in their equipment designs.

Most of our customers choose a particular semiconductor component primarily based on whether the component:

•	meets the functional requirements;

•	interfaces easily with other components in the product;

•	meets power usage requirements;

•	is priced competitively; and

•	is commercially available on a timely basis.

OEMs are becoming more price conscious as semiconductors sourced from third party suppliers start to comprise a larger portion of the total materials cost in OEM equipment. This price sensitivity from our customers can lead to aggressive price competition by competing suppliers that may force us to decrease our prices significantly to win a design and therefore decrease our gross profit.

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

Second, we also compete with major domestic and international semiconductor companies, including Cypress Semiconductor, Intel, IBM, Infineon, Integrated Device Technology, Maxim Integrated Products, and Texas Instruments. Some of these companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate.

Over the next few years, it is possible for additional competitors to enter the market with new products, some of which may also have greater financial and other resources than us.

We are also continuing to expand into certain markets, such as storage and wireless infrastructure, that have established incumbents with substantial financial and other resources. Some of these incumbents derive a majority of their earnings from these markets. We expect continued strong competition in these markets.

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have been awarded 173 U.S. and 77 foreign patents for circuit designs and other innovations used in the design and architecture of our products. In addition, we have 78 patent applications pending in the U.S. Patent and Trademark office. Our patents typically expire 20 years from the patent application date, with our existing patents expiring between 2010 and 2025.

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

EMPLOYEES

As of December 31, 2005, we had 875 employees, including 527 in Research and Development, 85 in Production and Quality Assurance, 179 in Sales and Marketing and 84 in Administration. Our employees are not represented by a collective bargaining agreement and we have never experienced any related work stoppage.

ITEM 1A.	Risk Factors.

Our company is subject to a number of risks affecting our operating results – some are normal to the fabless semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this report before investing in PMC. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

We are subject to rapid changes in demand for our products due to short order lead times, customer inventory levels, production schedules, fluctuations in demand for networking equipment and our customer concentration.

As a result of the following risks, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose part or all of your investment.

Our revenues and profits may fluctuate because of factors that are beyond our control, including variation in our turns business.

Our ability to project revenues is limited because a significant portion of our quarterly revenues may be derived from orders placed and shipped in the same quarter, which we call our “turns business.” Our turns business varies widely quarter to quarter. Our customers may delay product orders and reduce delivery lead-time expectations, which reduces our ability to project revenues beyond the current quarter.

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

We may be unable to deliver products to customers when they require them if we incorrectly estimate future demand, and this may cause the timing of shipments of our products to fluctuate. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionately negative effect on our operating results.

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

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems accounted for more than 10% of our revenues in 2005. We do not have long-term volume purchase commitments from any of our major customers. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Our recent acquisition of the former storage semiconductor business of Agilent may adversely affect our results of operations and be dilutive to existing shareholders.

In addition to the risks the Company generally faces in connection with acquisitions, including difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired businesses, there are several risks that the Company faces in connection with this particular acquisition. While the Company conducted a due diligence investigation of the Storage Semiconductor Business, because of difficulty in segregating information from Agilent’s SPG, the Company’s access to certain information was limited or unavailable, and there may be liabilities or accounting issues of which it is not aware. This business is larger and may be more difficult to integrate than the businesses PMC has historically acquired. The acquisition may make the Company reliant on a limited number of customers for a major portion of its revenues. PMC may also be unsuccessful at either selling the existing products of the acquired business or developing and selling new products of the combined company. PMC may not achieve its goal of improving time-to-market for integrated circuits using its existing technology and the acquired business’ technology.

If PMC fails to successfully address these integration challenges in a timely manner, or at all, it may not realize the anticipated benefits or synergies of the acquisition to the extent, or in the time frame, anticipated. Even if the storage semiconductor business is successfully integrated, the Company may not receive the expected benefits of the acquisition, which are based on forecasts which are subject to numerous assumptions which may prove to be inaccurate. Any one of these integration challenges or any combination thereof could adversely affect PMC’s cashflow and results of operations, and as a result the acquisition may prove to be dilutive to existing shareholders.

Changes in the political and economic climate in China and Taiwan may have a significant impact on our profitability.

China represents a significant portion of our net revenues (19% and 13% for the years ended December 31, 2005 and 2004, respectively). Our financial condition and results of operations are becoming increasingly dependent on our sales in China and the majority of our wafer supply comes from Taiwan. China has large organizations with major programs that can start and stop quickly. For example, in 2004 our operating profits were adversely affected by a sudden slowdown in telecom infrastructure build-out in China. Any instability in China’s economic environment could lead to a contraction of capital spending by our customers. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

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

Our strategy includes broadening our business into the Enterprise, Storage and Consumer markets. We may not be successful in achieving significant sales in these markets.

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

We are exposed to foreign currency rate fluctuations because a significant part of our development, test, and selling and administrative costs are in Canadian dollars, and our selling costs are incurred in a variety of currencies around the world. The U.S. dollar has devalued significantly compared to the Canadian dollar and this trend may continue. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not eliminate, the impact of foreign currency exchange rate movements. In addition, this foreign currency risk management policy may not be effective in addressing long-term fluctuations since our contracts do not extend beyond a 12-month maturity.

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accrual for Canadian income taxes in the ordinary course of business, and consequently in 2005 we recorded a $3.3 million foreign exchange loss relating to this item. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States and Canadian currencies.

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

Although our customers, our suppliers, and we rigorously test our products, our highly complex products may contain defects or bugs. We have in the past experienced, and may in the future, experience defects and bugs in our products. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products. This could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers.

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

Subcontractors in Asia assemble all of our semiconductor products into a variety of packages. Raw material shortages, political and social instability, assembly house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply or assembly. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues. We have less control over delivery schedules, assembly processes, quality assurances, raw material supplies, and costs than competitors that do not outsource these tasks.

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

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

PMC leases properties in 22 locations worldwide. Approximately 31% of the space leased by PMC was excess at December 31, 2005. Approximately 48% of the excess space has been subleased and we are actively pursuing opportunities to sublease or negotiate our exit from the remaining excess facilities.

We lease a total of 108,000 square feet in Santa Clara, California, to house our US design, engineering, sales and marketing operations. In 2005 we vacated approximately 25,000 square feet in Santa Clara in connection with our workforce reduction activities.

Our Canadian operations are located in Burnaby, British Columbia where we lease 147,000 square feet of office space in two separate buildings. These locations support a significant portion of our product development, manufacturing, marketing, sales and testing activities.

We also operate seven additional research & development centers: four in Canada, two in the US, and one in Bangalore.

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

Stock Price Information. Our Common Stock trades on the Nasdaq National Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the Nasdaq National Market:

Fiscal 2005	High	Low
First Quarter	$10.84	$8.48
Second Quarter	9.68	7.49
Third Quarter	10.69	8.27
Fourth Quarter	9.00	6.34

Fiscal 2004	High	Low
First Quarter	$24.51	$15.94
Second Quarter	18.51	12.11
Third Quarter	13.37	8.26
Fourth Quarter	12.02	8.69

Stockholders

To maintain consistency, the information provided above is based on the last day of the calendar quarter rather than the last day of the fiscal quarter. As of March 1, 2006 there were 1,179 holders of record of our Common Stock. On March 1, 2006, the last reported sales price of our common stock was $11.12 per share.

Dividends

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business or to fund acquisitions and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	Selected Financial Data

The following table sets forth data from our consolidated financial statements for each of our last five fiscal years. This information should be read together with the Consolidated Financial Statements and related Notes contained in this Report and in our prior and subsequent reports filed with the SEC, as well as the section of this Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31, (1) (in thousands, except for per share data)
	2005(2)	2004(3)	2003(4)	2002(5)	2001(6)
STATEMENT OF OPERATIONS DATA:
Net revenues	$291,411	$297,383	$249,483	$218,093	$322,738
Cost of revenues	80,963	87,542	87,875	89,542	137,262
Gross profit	210,448	209,841	161,608	128,551	185,476
Research and development	118,720	120,492	119,473	137,734	201,087
Selling, general and administrative	56,063	46,135	45,974	63,419	90,302
Amortization of deferred stock compensation
Research and development	—	—	317	2,645	32,506
Selling, general and administrative	215	697	691	168	8,678
Impairment of property and equipment	—	—	—	1,824	—
Restructuring costs and other charges	13,833	3,520	15,314	—	195,186
Impairment of goodwill and purchased intangible assets	—	—	—	—	269,827
Amortization of goodwill	—	—	—	—	44,010
Acquisition costs	—	1,212	—	—	—

Income (loss) from operations	21,617	37,785	(20,161)	(77,239)	(656,120)
Interest income, net	12,106	4,859	1,709	6,518	14,339
Foreign exchange gain (loss)	(3,259)	(1,295)	(954)	(1)	207
Gain (loss) on extinguishment of debt and amortization of debt issue costs	(1,809)	(2,233)	287	(1,564)	(652)
Gain (loss) on sale of investments	1,439	9,242	2,416	(11,579)	(14,591)
(Provision for) recovery of income taxes	(2,108)	3,323	8,712	18,858	17,763

Net income (loss)	$27,986	$51,681	$(7,991)	$(65,007)	$(639,054)

Net income (loss) per share - basic:	$0.15	$0.29	$(0.05)	$(0.38)	$(3.80)
Net income (loss) per share - diluted:	$0.15	$0.27	$(0.05)	$(0.38)	$(3.80)
Shares used in per share calculation - basic	184,098	180,353	173,568	170,107	167,967
Shares used in per share calculation - diluted	189,132	188,903	173,568	170,107	167,967

	As of December 31, (1) (in thousands)
BALANCE SHEET DATA:
Working capital	$565,501	$152,306	$317,444	$229,021	$214,471
Cash, cash equivalents, and short-term investments	627,476	274,686	411,928	416,659	410,729
Long-term investment in bonds and notes	—	139,111	41,569	148,894	171,025
Total assets	732,949	507,024	552,956	728,716	855,341
Long-term debt (including current portion)	225,000	68,071	175,000	275,000	275,470
Stockholders’ equity	354,047	299,337	226,297	198,639	272,227

(1)	The Company’s fiscal year normally ends on the last Sunday of the calendar year, except 2005, which ended on the last Saturday of the fiscal year. December 31 has been used as the fiscal year end for ease of presentation.

(2)	Results for the year ended December 31, 2005 include $13.8 million restructuring costs, $0.9 million reversal of provision for doubtful accounts receivable included in Selling, general and administrative expenses, $6.3 million tax benefits comprised of $5.3 million excess R&D tax credits and $1.0 million recovery of prior year sales tax, and $3.4 million foreign exchange loss on Canadian taxes.

(3)	Results for the year ended December 31, 2004 include $3.5 million net charge for additional excess facilities costs related to our 2001 restructurings, $1.3 million elimination of a provision for employee-related taxes included in Selling, general and administrative expenses, $9.2 million gain on sale of investments, $5.1 million recovery of prior year taxes, $9.4 million tax recovery based on agreements and assessments with Canada Revenue Agency and $1.5 million foreign exchange loss on Canadian taxes.

(4)	Results for the year ended December 31, 2003 include a $15.3 million net charge for restructuring costs comprised of $7.2 million for workforce reduction, $11.9 million for excess facilities, $1.4 for asset impairments, $4.5 million reversal of excess facilities costs related to our October 2001 restructuring and $0.7 million reversal of excess workforce reduction costs related to our January 2003 restructuring plan, the $1.8 million elimination of a provision for potential litigation costs included in Selling, general and administrative expenses, and a $3.5 million receipt of prior year income taxes.

(5)	Results for the year ended December 31, 2002 include a $4.0 million allowance for inventories in excess of twelve-month demand, recorded in cost of revenues, a $1.8 million write-down for impairment of property and equipment, a $15.3 million charge for impairment of other investments recorded in gain (loss) on investments and a $3.8 million gain on sale of other investments. In accordance with the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, we ceased amortizing goodwill at the beginning of 2002, thereby eliminating amortization expense of approximately $2 million.

(6)	Results for the year ended December 31, 2001 include a $20.7 million allowance for inventories in excess of twelve-month demand, recorded in cost of revenues, a $195.2 million charge for restructuring and other costs, a $269.8 million write-down for impairment of goodwill and purchased intangible assets, a $17.5 million charge for impairment of other investments, recorded in gain (loss) on investments, and a $2.9 million gain on sale of other investments.

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

	Quarterly Data (in thousands except for per share data)
	Year Ended December 31, 2005				Year Ended December 31, 2004
	Fourth (1)	Third (2)	Second(3)	First (4)	Fourth (5)	Third (6)	Second(7)	First (8)
STATEMENT OF OPERATIONS DATA:
Net revenues	$77,556	$76,203	$71,541	$66,111	$61,847	$71,173	$85,703	$78,660
Cost of revenues	19,839	20,131	21,372	19,621	18,918	21,024	23,843	23,757
Gross profit	57,717	56,072	50,169	46,490	42,929	50,149	61,860	54,903
Research and development	30,643	27,205	29,456	31,416	30,833	30,168	30,689	28,802
Selling, general and administrative	14,968	14,839	13,251	13,004	9,859	12,148	12,203	11,925
Amortization of deferred stock compensation:
Selling, general and administrative	—	—	215	—	—	—	—	697
Acquisition costs	—	—	—	—	—	1,212	—	—
Restructuring costs and other charges	—	5,359	7,606	868	3,520	—	—	—

Income (loss) from operations	12,106	8,669	(359)	1,202	(1,283)	6,621	18,968	13,479
Interest income, net	4,044	2,874	2,502	2,685	1,529	1,319	1,055	956
Foreign exchange gain (loss)	197	(3,378)	512	(590)	(1,380)	98	20	(33)
Gain (loss) on extinguishment of debt and amortization of debt issue costs	(175)	—	—	(1,634)	(97)	(97)	(97)	(1,942)
Gain on sale of investments	—	—	—	1,439	—	655	—	8,587
Provision for (recovery of) income taxes	(2,073)	2,230	2,126	(175)	(14,348)	2,288	4,537	4,200

Net income (loss)	$18,245	$5,935	$529	$3,277	$13,117	$6,308	$15,409	$16,847

Net income (loss) per share - basic	$0.10	$0.03	$0.00	$0.02	$0.07	$0.03	$0.09	$0.09
Net income (loss) per share - diluted	$0.10	$0.03	$0.00	$0.02	$0.07	$0.03	$0.08	$0.09

Shares used in per share calculation - basic	185,703	185,110	183,386	182,192	181,209	180,280	179,570	178,409
Shares used in per share calculation - diluted	188,805	190,739	188,305	188,678	188,607	187,968	190,136	192,300

(1)	Results include $0.2 million foreign exchange gain on Canadian taxes and $5.3 million excess R&D tax credits.

(2)	Results include $5.4 million restructuring costs for excess facilities vacated in the third quarter of 2005 and $3.4 million foreign exchange loss on Canadian taxes.

(3)	Results include $7.6 million restructuring costs including $6.7 million for workforce reduction and $0.9 million for asset write-downs; $0.9 million reversal of provision for doubtful accounts receivable included in Selling, general and administrative expenses and $0.5 million foreign exchange gain on Canadian taxes.

(4)	Results include $0.9 million restructuring costs relating to workforce reduction, $1.0 million reversal of state income tax and $0.7 million foreign exchange loss on Canadian taxes.

(5)	Results include $3.5 million net charge for additional excess facilities costs related to our 2001 restructurings, $1.3 million elimination of a provision for potential employee-related taxes, $5.1 million recovery of prior year taxes, $9.4 million tax recovery based on agreements and assessments with Canada Revenue Agency, and $1.5 million foreign exchange loss on Canadian taxes.

(6)	Results include $1.2 million acquisition costs related to a purchase of assets.

(7)	Results include $0.7 million reversal of a provision for excess inventory resulting from the sale of inventory that was previously provided for.

(8)	Results a $8.6 million gain on sale of an investment.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

We generate revenues from the sale of semiconductor devices that we have designed and developed. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, the majority of our revenues in 2005 came from parts developed in 2004 and earlier. After an individual product is completed and announced it may take several years before that device generates any significant revenues. Our current revenue is generated by a portfolio of more than 250 products.

In addition to selling, general and administrative costs, we expend a substantial amount every year for the development of new semiconductor devices. We determine the amount to invest in the development of new semiconductors based on our assessment of the future market opportunities for those components, and the estimated return on investment. To compete globally we must invest in businesses and technologies that are both growing in demand and cost competitive in the geographic markets that we serve.

Demand for the majority of the products and solutions that we sell is largely driven by the capital spending of service providers in the telecommunications industry, and traditionally our sales in this market area have represented the majority of our annual revenues (approximately 70% in 2005). Demand for our products and solutions that are driven by the capital spending of corporations, enterprises, and smaller businesses, have represented a smaller portion of revenues (approximately 30% in 2005). On February 28, 2006, we completed the acquisition of the former storage semiconductor business of Agilent for approximately $425 million in cash, subject to a final inventory adjustment. We expect that beginning in 2006, the mix of our combined total networking revenues will shift to approximately 50% from the telecommunications market and 50% from the enterprise and storage markets.

In order to align our fiscal year end with the calendar year end, fiscal 2005 consisted of 53 weeks compared to 52 in 2004.

Net Revenues ($ millions)

	2005	Change	2004	Change	2003
Net revenues	$291.4	(2%)	$297.4	19%	$249.5

Net revenues for 2005 decreased $6.0 million, or 2% compared to net revenues for 2004. Revenues were lower than in 2004 due to a lower volume of units sold in the first half of 2005 compared to the first half of 2004 due to an inventory rebalancing by our customers that began in the third quarter of 2004 and continued into 2005. Quarterly revenues have increased sequentially since the fourth quarter of 2004 but are still below levels recorded in early 2004.

In the first half of 2005, revenues increased sequentially for several reasons. First, reduced levels of inventories at end customers led to stronger orders; second, telecom-related capital spending in our end markets continued to increase, especially in the Metro Transport area; and third, product cycles in the Enterprise Storage markets favored the Company’s product offering. Increases in revenues in the second half of 2005 were due in large part to improved activity levels in Edge Routing & Multi-Service Switching, Enterprise Storage, and our Laser Printer business.

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

Over the past three years, we have seen significant growth in net revenues generated in Asia. Net revenues from Asia have grown to 50% of total net revenues in 2005, from 46% in 2004, and 38% in 2003. We attribute this trend primarily to increased manufacturing outsourcing into Asia by our OEM customers as well as increased levels of activity at Asian customers.

Gross Profit ($ millions)

	2005	Change	2004	Change	2003
Gross profit	$210.4	0%	$209.8	30%	$161.6
Percentage of net revenues	72%		71%		65%

Total gross profit for 2005 increased by $0.6 million over gross profit in 2004, which increased by $48.2 million, or 30% over gross profit in 2003. Despite overall lower sales volumes in 2005, gross profit improved due in part to the centralizing of our manufacturing logistics teams into a single location through our restructuring activities, as well as tightly managing our manufacturing costs.

Gross profit as a percentage of revenues increased to 72% in 2005 from 71% in 2004 as a result of the following factors:

•	yield improvements and procurement cost reductions, which increased gross profit by approximately 1 percentage point;

•	engineering fees charged to customers for engineering we undertook on their behalf increased from $1.5 million in 2004 to $6.8 million in 2005, increasing gross profit by 1 percentage point; and

•	fixed manufacturing costs were spread over lower shipment volumes, reducing gross profit by 1 percentage point.

Gross profit as a percentage of revenues increased to 71% in 2004 from 65% in 2003. This increase resulted from the following factors:

•	higher shipment volumes resulted in manufacturing costs being spread over a greater number of units, increasing gross profit by 3 percentage points; and

•	a greater portion of our sales were from our higher margin products, which increased gross profit by approximately 3 percentage points.

Expenses ($ millions)

	2005	Change	2004	Change	2003
Research and development	$118.7	(1%)	$120.5	1%	$119.5
Percentage of net revenues	41%		41%		48%

Selling, general and administrative	$56.1	22%	$46.1	0%	$46.0
Percentage of net revenues	19%		16%		18%

Restructuring costs	$13.8		$3.5		$15.3
Percentage of net revenues	5%		1%		6%

Research and Development Expenses

Our research and development, or R&D, expenses were $1.8 million, or 1%, lower in 2005 compared to 2004. The decrease was primarily the result of $3.4 million less in personnel costs resulting from workforce reductions initiated in 2005, which were partially offset by an incremental week in the first quarter and compensation increases in the second quarter of 2005. In addition, development costs were lower by $5.0 million due to the timing of design completions. These decreases were offset by higher hardware and software costs of $4.7 million, increased depreciation of $0.8 million, and higher travel costs of $0.5 million. Amortization of intellectual property was higher by $0.8 million due to purchases of intellectual property in the second half of 2004, and other costs were lower by $0.2 million.

Our research and development, or R&D, expenses were $1.0 million, or 1%, higher in 2004 compared to 2003 due primarily to a $4.0 million increase in personnel and contractor costs and a $0.8 million increase in amortization of intellectual property related to developed technology acquired in fiscal 2004. These increases were offset by a $3.9 million reduction in depreciation expense as equipment and development tools became fully depreciated and were not replaced.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses were $10.0 million, or 22% higher in 2005 compared to 2004. Our SG&A personnel and related costs increased by $6.3 million due to an incremental week in the first quarter and compensation adjustments. In addition, increased recruitment, travel and training activities resulted in higher costs of approximately $0.7 million. Facilities costs allocated to SG&A increased by $0.8 million. Of the remaining increase, $0.7 was due to higher professional fees from incremental tax consulting and internal audit, $0.8 million was attributable to higher commissions, and other expenses increased by $0.4 million. These increases were offset by a $0.9 million reversal of a provision for doubtful accounts receivable based on the completion of an analysis of the credit status of a significant customer due to a change in ownership. 2004 SG&A expenses were lower by a further $1.3 million because we eliminated a provision for employee-related taxes on completion of a payroll tax audit in that year.

Our selling, general and administrative, or SG&A, expenses were $0.1 million, or less than 1% higher in 2004 compared to 2003 due primarily to a $4.3 million increase in personnel and contractor costs which was offset by a $3.0 million reduction in depreciation expense as assets became fully depreciated and were not replaced. In addition, in the fourth quarter of 2004 we eliminated a $1.3 million provision as described above.

Restructuring Costs and Other Charges

Restructurings - 2005

During 2005, we carried out various restructuring activities aimed at streamlining production and reducing our operating expenses. In the first quarter, we recorded restructuring charges of $0.9 million in severance costs related to the termination of 24 employees across all business functions. In the second quarter, we expanded the workforce reduction activities initiated during the first quarter and terminated 63 R&D employees from research and development located in our Santa Clara facility. In addition, we consolidated our two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. As a result, we recorded total second quarter restructuring charges of $7.6 million, including $6.7 million for termination benefits and a $0.9 million write-down of equipment and software assets whose value was impaired as a result of these plans. In the third quarter, we consolidated our facilities and vacated excess office space in the Santa Clara location, and recorded a restructuring charge of $5.3 million for excess facilities and $0.1 million in severance costs. As of December 31, 2005, the software assets have been disposed of and $0.5 million severance costs remain to be paid in 2006. Payments related to the excess facilities will extend to 2011. On completion of these plans we expect to achieve annual savings of approximately $12 million.

Restructurings - 2003 and 2001

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India. To date, we have recorded restructuring charges of $18.3 million related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. Cash payments made to date under this plan have been $12.5 million. A $0.7 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. To date, we have made cash payments under this plan of $154.3 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003. To date, we have reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two. Due to the continued downturn in real estate markets, the facilities costs are expected to be higher than anticipated in the original plan and as a result, we recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, we have made cash payments of $19.2 million under this plan. Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan. As a result, we recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on our surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011. The activity related to excess facility accruals under all plans during the three years ended December 31, 2005, and activity related to the 2005 accrual for severance, were as follows:

Excess facility costs

(in thousands)	2005	January 2003	October 2001	March 2001	Total
Balance at December 31, 2002	$—	$—	$129,499	$—	$129,499

Reversals and adjustments	—	—	(5,330)	—	(5,330)
Charges	—	9,609	—	3,082	12,691
Cash payments	—	(3,270)	(116,790)	(787)	(120,847)

Balance at December 31, 2003	—	6,339	7,379	2,295	16,013

Reversals and adjustments	—	(119)	—	—	(119)
Charges	—	—	1,339	2,231	3,570
Cash payments	—	(2,325)	(2,260)	(1,144)	(5,729)

Balance at December 31, 2004	—	3,895	6,458	3,382	13,735

Charges	5,288	—	—	—	5,288
Cash payments	(417)	(884)	(1,691)	(1,283)	(4,275)

Balance at December 31, 2005	$4,871	$3,011	$4,767	$2,099	$14,748

Severance costs
(in thousands)	2005	January 2003	October 2001	March 2001	Total
Balance at December 31, 2004	—	—	—	—	—

Charges	7,675	—	—	—	7,675
Cash payments	(7,190)	—	—	—	(7,190)

Balance at December 31, 2005	$485	$—	$—	$—	$485

These restructuring plans have changed only the scope, and not the nature, of our operations. Through these restructuring activities we streamlined production and refocused our product development and sales activities on a smaller number of products and end-users.

Other Income and Expenses ($ millions)

	2005	Change	2004	Change	2003
Interest income, net	$12.1	147%	$4.9	188%	$1.7
Percentage of net revenues	4%		2%		1%

Foreign exchange loss	$(3.3)	154%	$(1.3)	30%	$(1.0)
Percentage of net revenues	-1%		0%		0%

Gain (loss) on extinguishment of debt and amortization of debt issue costs	$(1.8)		$(2.2)		$0.3
Percentage of net revenues	(1%)		(1%)		0%

Gain on sale of investments	$1.4		$9.2		$2.4
Percentage of net revenues	0%		3%		1%

Interest income, net

Net interest income increased by $7.2 million in 2005 compared to 2004. At December 31, 2004, $68.1 million of our 3.75% convertible subordinated notes were outstanding. On January 18, 2005, we redeemed these notes for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium, resulting in a reduction in interest expense of $2.5 million for 2005 compared to 2004. In the fourth quarter of 2005, we issued $225.0 million 2.25% senior convertible notes, resulting in higher net interest income of approximately $0.7 million as the yield on the short-term deposits exceeded the interest rate on the notes. We earned an additional $4.0 million due to higher average yields on our cash, short-term and long-term investments.

In 2004 our interest income increased $3.2 million compared to 2003 due to interest expense savings of $6.5 million from the repurchase of a portion of our 3.75% convertible subordinated notes. These savings were partially offset by a decline in interest revenue of $3.3 million due to a decline in cash balances and average yields on our cash, short-term and long-term investments.

Foreign exchange loss

Foreign exchange loss increased to $3.3 million in 2005 compared to $1.3 million in 2004 and $1.0 million in 2003.

We have a significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through December 2006. The foreign exchange loss for all years presented relates primarily to the re-measurement of accrued income tax amounts in our Canadian subsidiary. We do not hedge our accrual for Canadian income taxes in the ordinary course of business (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk).

Gain (loss) on extinguishment of debt and amortization of debt issue costs

On January 18, 2005, we redeemed our remaining outstanding 3.75% convertible subordinated notes as described above. We expensed the $1.0 million call premium and the remaining unamortized debt issue costs of $0.6 million, resulting in an aggregate net loss on redemption of $1.6 million. We recognized a loss of $1.8 million in 2004, and gain of $1.7 million in 2003, as a result of repurchasing portions of these notes. Amortization of debt issue costs related to these notes was $0.4 million in 2004 and $1.4 million in 2003.

In the fourth quarter of 2005, we issued $225.0 million 2.25% senior convertible notes and recognized amortization of debt issue costs of $0.2 million.

Gain on sale of investments

In February 2005, we recorded a gain on sale of investments when we received $0.7 million that had been in escrow for one year pending final settlement of the sale of our investment in a private technology company. In February 2004 we recorded a gain of $8.6 million from this sale, which excluded the escrowed portion of the proceeds.

In March 2005, we received $2.2 million as final satisfaction of the mortgage owed to us for a property we sold in 2003. As part of the agreement we surrendered an option to purchase the property. The difference between the proceeds and the carrying value of the mortgage receivable was recorded as a gain of $0.6 million.

Provision for Income Taxes

Our annual effective tax rate for the year ended December 31, 2005 was 7% (2004 – recovery of 7%, 2003 – recovery of 52%) compared to a United States federal statutory tax rate of 35%. Our effective tax rate represents a rate that is applicable to all of our operations crossing multiple tax jurisdictions with tax rates that are different than the United States federal statutory tax rate. We also operate in tax jurisdictions that have regulations that permit the carry back of current period tax losses and credits to prior periods when income taxes were paid. Our effective tax rate in all years presented reflects recoveries and refunds of prior year taxes paid and tax credits received by our Canadian subsidiary for research and development expenses incurred, offset by valuation allowances on losses carried forward.

Our 2005 provision for income taxes was affected by three factors. First, we decreased our expected annual effective tax rate from 25% to 20% based on a sensitivity analysis that considered tax credits available to offset forecast levels of net income. Second, we reversed a $1.0 million accrual for state taxes based on the completion of a tax audit. Third, we recovered $5.3 million in R&D tax credits in excess of amounts that had previously been recorded.

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

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of two restructuring plans. After elimination of the lease obligation related to Mission Towers Two during 2003, we performed a review of our assumptions relating to the remaining lease commitments using current market conditions for the timing and rates to sublet or cancel the lease for each of the remaining facilities. Based on this analysis we determined that an additional charge of $3.1 million was required for facilities closure costs due to further deterioration in facilities leasing markets. Based on a similar analysis performed in the fourth quarter of 2004 we determined that an additional $3.5 million was required due to further deterioration in facilities leasing markets. The accrual at the end of 2005 of $6.9 million represents 100% of the estimated total future operating costs and lease obligations for those affected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites: two in Ireland, one in India and our Maryland site and in 2003 we recorded total charges of $9.6 million when we abandoned usage of these sites. The amount unpaid at the end of 2005 of $3.0 million represents 100% of the estimated total future operating costs and lease obligations for the affected sites.

In the third quarter of 2005, we recorded charges of $5.3 million for the restructuring of excess facilities in connection with the restructuring plans implemented in 2005. The total remaining estimate of $4.9 million represents 95% of the estimated total future operating costs and lease obligations for the site.

Our assumptions on either the lease termination payments, operating costs until lease termination, or the amounts and timing of offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates. If our actual costs exceed our estimates, we would incur additional expenses in future periods.

Income Taxes

In estimating our annual effective tax rate we review our forecasted net income for the year by geographic area and apply the appropriate tax rates. We also consider the income tax credits available in each tax jurisdiction. Based on an analysis performed in the first quarter of 2005, we reduced our effective tax rate from 25% to 20%.

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

Investment in Private Entities

We have investments in private companies and a venture capital fund, which we review periodically to determine if there has been a non-temporary decline in the market value of those investments below our carrying value. Our assessment of impairment in carrying value is based on the market value trends of similar public companies, the current business performance of the entities in which we have invested, and if available, the estimated future market potential of the companies and venture funds. In 2003 we recorded a charge of $3.5 million for impairment of our investments in private entities. We did not record such an impairment charge in 2005 or 2004. When we perform future assessments of these investments, a further decline in the value of these companies may require us to recognize additional impairment on the remaining carrying value of our investments.

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

In 2005 we recorded a $0.5 million charge for impairment of purchased intangible assets as part of the 2005 restructuring activities. In 2004 we recorded a $0.2 charge for impairment of purchased intangible assets. We did not identify any impairment to goodwill or purchased intangibles during our annual assessments in 2003.

Business Outlook

On February 28, 2006, we completed our previously announced acquisition of the former storage semiconductor business of Agilent Technologies, Inc. pursuant to the terms of the Purchase and Sale Agreement dated October 28, 2005 between PMC and Avago Technologies Pte. Limited (“Avago”) for approximately $425 million in cash, subject to a final inventory adjustment. We expect that revenue from this acquisition for the month of March 2006 will likely be between $7 and $8 million.

Excluding the impact of this acquisition, we expect our revenues for the first quarter of 2006 to be approximately $78 to $80 million based on typical order patterns. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”. Our turns business varies from quarter to quarter. In the fourth quarter of 2005, net orders booked and shipped within the quarter were approximately 32% of quarterly sales. Our long-term average turns percentage is approximately 30%. However, due to the shortening of lead times on some products, the turns percentage is expected to increase slightly in the first quarter of 2006, to approximately 32% to 34%.

We expect that we will incur significant acquisition-related costs and expenses in the first quarter of 2006 including amortization of purchased intangible assets.

We anticipate that interest income will decrease in the first quarter of 2006 compared to the fourth quarter of 2005 due to the cash paid for the acquisition.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2005 was $627.5 million in cash and short-term investments. On February 28, 2006, we spent approximately $425 million of this amount to acquire the former Agilent storage semiconductor business.

In 2005, we generated $51.0 million of cash from operating activities. Changes in working capital accounts included:

•	an $11.9 million increase in accounts receivable, which increased our calculated number of days outstanding at the end of 2005 to 37 compared to 29 at the end of 2004 as a result of: higher revenues in the fourth quarter of 2005 compared to the fourth quarter of 2004; acquisition of Memec, our main distributor, by Avnet, which is slower to pay than Memec; and a reversal of $0.9 million of our allowance for doubtful accounts in the second quarter of 2005;

•	a $6.4 million increase in accounts payable and accrued liabilities due to the timing of payments including $4.9 million higher trade accounts payable and $1.5 million increase in accrued personnel-related costs;

•	a $4.7 million increase in net income tax liabilities due to an $8.4 million increase for accrual of current year taxes, $3.4 million increase from re-measurement from Canadian Dollars into U.S. Dollars, $6.3 million reduction for recoveries of prior year taxes and additional income tax credits and $0.6 reduction for installments net of re-assessments;

•	a $3.7 million reduction in inventory purchases, which increased the calculated number of times our inventory turned over on an annualized basis from 4.8 at the end of 2004 to 5.6 at the end of 2005;

•	a $3.5 million decrease in prepaid expenses and other current assets, due primarily to amortization of software maintenance and rentals that had not been renewed as of the end of 2005;

•	a $3.4 million increase in deferred income due to greater levels of shipments to our major distributor, Avnet; and

•	a $2.1 increase to accrued restructuring costs due the additional charges of $13.8 million during 2005, offset by $11.5 million in payments made related to all restructuring plans for severance and rent.

In 2005 cash flows from our investment activities included:

•	cash proceeds of $244.4 million from the sale or maturities of short-term and long-term debt investments;

•	the purchase of $174.0 million of long-term and short-term debt investments;

•	investment of $8.6 million in property, equipment, and intangible assets;

•	purchase of $5.3 million in strategic investments;

•	cash proceeds of $3.4 million from the sale of investments, property and other assets during the year; and

•	cash proceeds of $1.6 million from the refund of wafer fabrication deposits.

In 2005 cash flows from our financing activities included:

•	cash proceeds of $225.0 million from the issuance of our 2.25% senior convertible notes in October 2005, net of $6.8 million debt issuance costs;

•	repurchase of $70.2 million of our remaining 3.75% convertible subordinated notes in January 2005; and

•	cash proceeds of $24.1 million from the issuance of common stock under our equity-based compensation plans.

As of December 31, 2005 we have the following commitments:

(in thousands)	Total	2006	2007	2008	2009	2010	After 2010
Contractual Obligations

Operating Lease Obligations:
Minimum Rental Payments	$49,717	$10,396	$10,059	$11,335	$6,754	$6,769	$4,404
Estimated Operating Cost Payments	17,098	3,876	3,597	3,329	2,560	2,603	1,133

Long Term Debt:
Principal Repayment	225,000	—	—	—	—	—	225,000
Interest Payments	101,095	4,908	5,063	5,063	5,063	5,063	75,938
Purchase of storage semiconductor business	425,000	425,000	—	—	—	—	—
Purchase and other Obligations	24,622	21,592	1,588	1,442	—	—	—

	$842,532	$465,772	$20,307	$21,169	$14,377	$14,435	$306,475

On October 26, 2005, we issued $225 million aggregate principal amount of 2.25% senior convertible notes due 2025 and have recorded these Notes as long-term debt. Issuance costs of $6.8 million have been deferred and will be amortized over seven years.

The notes are subordinated to all of our future senior indebtedness and mature on October 15, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. We may redeem all or a portion of the notes at par on and after October 20, 2012. The holders may require that we repurchase notes on October 15, 2012, 2015 and 2020 respectively.

Holders may convert the notes into the right to receive the conversion value (i) when our stock price exceeds 120% of the approximately $8.80 per share initial conversion price for a specified period, (ii) in certain change in control transactions, and (iii) when the trading price of the notes does not exceed a minimum price level. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 113.6687 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election.

On February 28, 2006, we completed the acquisition of the former storage semiconductor business of Agilent for $424.5 million in cash.

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development. Included in the 2006 purchase commitments above is $15.3 million in design software tools, which will be spent in the first quarter of 2006. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above. We estimate these other commitments to be approximately $7.5 million at December 31, 2005 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We have a line of credit with a bank that allows us to borrow up to $1.5 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit. At December 31, 2005 we had committed $0.8 million under letters of credit as security for office leases.

We expect to use approximately $13.9 million of cash in 2006 for capital expenditures including purchases of intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will be sufficient to satisfy our projected operating, working capital, capital expenditure, purchase obligations, and remaining restructuring requirements through the end of 2006.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R addresses the requirements of an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an option holder is required to provide services in exchange for the award. We will adopt the provisions of SFAS 123R on a modified prospective basis in the first quarter of fiscal 2006 and this adoption of FAS 123R will have a significant adverse effect on our reported results of operations. Had we adopted FAS 123R in prior periods, the magnitude of the impact on our results of operations would have approximated the impact shown in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 to our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

Cash Equivalents, Short-term Investments and Investments in Bonds and Notes

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

Based on a sensitivity analysis performed on the financial instruments held at December 31, 2005, that are sensitive to changes in interest rates, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $0.6 million, $1.2 million and $1.8 million respectively.

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

As at December 31, 2005, we had seven currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $47.1 million and the contracts had a fair value of $2.7 million.

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accruals for Canadian income taxes in the ordinary course of business, and consequently in 2005 we incurred a $3.3 million foreign exchange loss relating to this item. Our profitability would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies. For example, if the value of the United States dollar decreased by 5% relative to the Canadian dollar, our profitability would decrease by $3.1 million.

Debt

At December 31, 2005, $225 million of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our convertible subordinated notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but have been traded over the counter, on the Portal Market or under Rule 144 of the Securities Act of 1933. The exchange prices from these trades are not always available to us and may not be reliable. Trades under the Portal Market do not reflect all trades of the securities and the figures recorded are not independently verified. The price of our senior convertible notes on the Portal Market on December 30, 2005 was $109.75 per $100 in face value, resulting in an aggregate fair value of approximately $246.9 million. There were no reported trades on December 31, 2005.

The notes are subordinated to all of our future senior indebtedness and mature on October 15, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. We may redeem all or a portion of the notes at par on and after October 20, 2012. The holders may require that we repurchase notes on October 15, 2012, 2015 and 2020 respectively.

Holders may convert the notes into the right to receive the conversion value (i) when our stock price exceeds 120% of the approximately $8.80 per share initial conversion price for a specified period, (ii) in certain change in control transactions, and (iii) when the trading price of the notes does not exceed a minimum price level. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 113.6687 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMC-Sierra, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Independent Registered Public Accountants

Vancouver, Canada
March 8, 2006

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$405,566	$121,276
Short-term investments	221,910	153,410
Accounts receivable, net of allowance for doubtful accounts of $1,768 (2004 - $2,665)	31,799	19,931
Inventories	14,046	15,823
Prepaid expenses and other current assets	13,630	17,042

Total current assets	686,951	327,482

Investment in bonds and notes	—	139,111
Other investments and assets	16,390	4,565
Property and equipment, net	10,981	16,177
Goodwill	7,907	7,907
Intangible assets, net	5,575	5,003
Deposits for wafer fabrication capacity	5,145	6,779

	$732,949	$507,024

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$21,507	$16,598
Accrued liabilities	40,619	40,195
Income taxes payable	33,087	28,931
Accrued restructuring costs	15,233	13,735
Deferred income	11,004	7,646
Current portion of long-term debt	—	68,071

Total current liabilities	121,450	175,176

2.25% Senior convertible notes due October 15, 2025	225,000	—
Deferred taxes and other tax liabilities	29,090	28,077
Commitments and contingencies (Note 9)
PMC special shares convertible into 2,459 (2004 - 2,897) shares of common stock	3,362	4,434

Stockholders’ equity
Common stock and additional paid in capital, par value $.001:
900,000 shares authorized; 183,306 shares issued and outstanding (2004 - 178,510)	919,055	893,704
Accumulated other comprehensive income	1,723	350
Accumulated deficit	(566,731)	(594,717)

Total stockholders’ equity	354,047	299,337

	$732,949	$507,024

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net revenues	$291,411	$297,383	$249,483
Cost of revenues	80,963	87,542	87,875

Gross profit	210,448	209,841	161,608

Other costs and expenses:
Research and development	118,720	120,492	119,473
Selling, general and administrative	56,063	46,135	45,974
Amortization of deferred stock compensation:
Research and development	—	—	317
Selling, general and administrative	215	697	691
Restructuring costs and other charges	13,833	3,520	15,314
Acquisition costs	—	1,212	—

Income (loss) from operations	21,617	37,785	(20,161)

Other income (expense)
Interest income, net	12,106	4,859	1,709
Foreign exchange loss	(3,259)	(1,295)	(954)
Gain (loss) on extinguishment of debt and amortization of debt issue costs	(1,809)	(2,233)	287
Gain on sale of investments	1,439	9,242	2,416

Income (loss) before income taxes	30,094	48,358	(16,703)
(Provision for) recovery of income taxes	(2,108)	3,323	8,712

Net income (loss)	$27,986	$51,681	$(7,991)

Net income (loss) per common share - basic	$0.15	$0.29	$(0.05)

Net income (loss) per common share - diluted	$0.15	$0.27	$(0.05)

Shares used in per share calculation - basic	184,098	180,353	173,568
Shares used in per share calculation - diluted	189,132	188,903	173,568

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$27,986	$51,681	$(7,991)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	9,563	14,300	26,461
Amortization of intangible assets	2,344	1,012	479
Amortization of deferred stock compensation	215	697	1,008
Amortization of debt issuance costs and other	191	509	1,413
Deferred income taxes	—	—	1,131
Gain on sale of investments and other assets	(1,255)	(9,242)	(5,903)
Reversal of write-down of excess inventory, net	(1,904)	(219)	—
(Gain) loss on disposal of property and equipment	(184)	—	232
Loss (gain) on extinguishment of debt	1,618	1,845	(1,700)
Noncash restructuring costs	—	—	1,490
Impairment of purchased intangible assets	538	175	—
Impairment of other investments	—	—	3,500
Changes in operating assets and liabilities:
Accounts receivable	(11,868)	1,714	(5,024)
Inventories	3,681	2,671	8,145
Prepaid expenses and other current assets	3,489	(3,831)	4,511
Accounts payable and accrued liabilities	6,416	(21,076)	(631)
Income taxes payable	4,749	20,147	14,618
Accrued restructuring costs	2,095	(2,531)	(113,061)
Deferred income	3,357	(8,074)	(2,262)

Net cash provided by (used in) operating activities	51,031	49,778	(73,584)

Cash flows from investing activities:
Purchases of short-term held-to-maturity investments	—	—	(16,538)
Purchases of short-term available-for-sale investments	(138,759)	(15,921)	(121,553)
Proceeds from sales and maturities of short-term held-to-maturity investments	—	—	120,459
Proceeds from sales and maturities of short-term available-for-sale investments	173,422	14,067	170,258
Purchases of long-term held-to-maturity investments in bonds and notes	—	—	(95,874)
Purchases of long-term available-for-sale investments in bonds and notes	(35,231)	(191,980)	—
Proceeds from sales and maturities of long-term held-to-maturity investments in bonds and notes	—	—	189,973
Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	71,021	126,087	16,268
Purchases of investments and other assets	(5,693)	(6,074)	(4,912)
Proceeds from sales of other investments	772	20,067	8,539
Proceeds from refund of wafer fabrication deposits	1,634	—	15,213
Purchases of property and equipment	(5,156)	(9,922)	(11,651)
Proceeds from sale of property	2,604	—	14,225
Purchase of intangible assets	(3,454)	(5,921)	(225)

Net cash provided by (used in) investing activities	61,160	(69,597)	284,182

Cash flows from financing activities:
Repurchase of convertible subordinated notes	(70,177)	(106,929)	(96,680)
Proceeds from issuance of senior convertible notes	225,000	—	—
Payment of debt issuance costs	(6,788)	—	—
Proceeds from issuance of common stock	24,064	22,065	36,208

Net cash provided by (used in) financing activities	172,099	(84,864)	(60,472)

Net increase (decrease) in cash and cash equivalents	284,290	(104,683)	150,126
Cash and cash equivalents, beginning of the year	121,276	225,959	75,833

Cash and cash equivalents, end of the year	$405,566	$121,276	$225,959

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,085	$4,134	$10,568
Cash refund of income taxes	3,224	22,316	23,943
Cash paid for income taxes	3,200	163	295

Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	1,072	85	533

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock (1)	Common Stock and Additional Paid in Capital (1)	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 31, 2002	167,400	$834,265	$(1,158)	$3,939	$(638,407)	$198,639
Net loss	—	—	—	—	(7,991)	(7,991)
Other comprehensive income (loss):
Change in net unrealized gains on investments	—	—	—	(3,297)	—	(3,297)
Change in fair value of derivatives	—	—	—	1,196	—	1,196

Comprehensive loss						(10,092)

Conversion of special shares into common stock	275	533	—	—	—	533
Issuance of common stock under stock benefit plans	6,592	36,208	—	—	—	36,208
Conversion of warrants into common stock	22	—	—	—	—	—
Deferred stock compensation	—	(149)	149	—	—	—
Amortization of deferred stock compensation	—	—	1,009	—	—	1,009

Balances at December 31, 2003	174,289	870,857	—	1,838	(646,398)	226,297
Net income	—	—	—	—	51,681	51,681
Other comprehensive income (loss):
Change in net unrealized gains on investments	—	—	—	(1,559)	—	(1,559)
Change in fair value of derivatives	—	—	—	71	—	71

Comprehensive income						50,193

Conversion of special shares into common stock	23	85	—	—	—	85
Issuance of common stock under stock benefit plans	4,198	22,065	—	—	—	22,065
Deferred stock compensation	—	697	(697)	—	—	—
Amortization of deferred stock compensation	—	—	697	—	—	697

Balances at December 31, 2004	178,510	893,704	—	350	(594,717)	299,337
Net income	—	—	—	—	27,986	27,986
Other comprehensive income (loss):
Change in net unrealized gains on investments	—	—	—	929	—	929
Change in fair value of derivatives	—	—	—	444	—	444

Comprehensive income						29,359

Conversion of special shares into common stock	438	1,072	—	—	—	1,072
Issuance of common stock under stock benefit plans	4,358	24,064		—	—	24,064
Deferred stock compensation	—	215	(215)	—	—	—
Amortization of deferred stock compensation	—	—	215	—	—	215

Balances at December 31, 2005	183,306	$919,055	$—	$1,723	$(566,731)	$354,047

(1)	includes special shares

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

Basis of presentation. The Company’s fiscal year ends on the last Sunday of the calendar year and normally consists of 52 weeks. In order to align our fiscal year end with the calendar year end, fiscal 2005 consisted of 53 weeks compared to 52 weeks in 2004 and 2003, and ended on the last Saturday of the fiscal year. For ease of presentation, the reference to December 31 has been utilized as the fiscal year end for all financial statement captions. The Company’s reporting currency is the United States dollar. The accompanying Consolidated Financial Statements include the accounts of PMC-Sierra, Inc. and any of its subsidiaries or investees in which PMC exercises control. As at December 31, 2005 and 2004, all subsidiaries included in these Consolidated Financial Statements were wholly owned by PMC. All significant inter-company accounts and transactions have been eliminated.

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

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market. Cost is computed using standard cost, which approximates actual average cost. The Company provides inventory allowances on obsolete inventories and inventories in excess of twelve-month demand for each specific part.

Inventories (net of reserves of $8.5 million and $12.2 million at December 31, 2005 and 2004, respectively) were as follows:

	December 31,
(in thousands)	2005	2004
Work-in-progress	$8,311	$7,369
Finished goods	5,735	8,454

	$14,046	$15,823

In fiscal 2005, the Company reduced inventory reserves by $1.8 million (2004 – $4.0 million, 2003 - $14.5 million) for inventory that was scrapped during the year.

Investments in private entities. The Company has investments in privately traded companies and in a venture capital fund in which it has less than 20% of the voting rights and in which it does not exercise significant influence. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. These investments are included in Other investments and assets on the Company’s balance sheet and are carried at cost, net of write-downs for impairment.

Investments in public companies. The Company has an investment in a publicly traded company in which it has less than 20% of the voting rights and in which it does not exercise significant influence. These securities are classified as available-for-sale and reported at fair value, based upon quoted market prices, with the unrealized gains or losses, net of any related tax effect, included as a separate component of stockholders’ equity. The Company evaluates its investments in public companies for factors indicating an other than temporary impairment and makes appropriate reductions in carrying value where necessary.

Deposits for wafer fabrication capacity. The Company has wafer supply agreements with two independent foundries. Under these agreements, the Company has deposits of $5.1 million (2004 - $6.8 million) to secure access to wafer fabrication capacity. During 2005, the Company purchased $34.7 million ($37.2 million and $32.4 million in 2004 and 2003, respectively) from these foundries. Purchases in any year may or may not be indicative of any future period since wafers are purchased based on current market pricing and the Company’s volume requirements change in relation to sales of its products.

In each year, the Company is entitled to receive a refund of a portion of the deposits based on the annual purchases from these suppliers compared to the target levels in the wafer supply agreements. In 2005, PMC renewed its supply agreements through December 31, 2006 with its two main foundries with no changes in terms. In the first quarter of 2005 the Company received a refund of $1.6 million with respect to these deposits and no refunds were received in 2004.

Property and equipment, net. Property and equipment is stated at cost, net of write-downs for impairment, and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

The components of property and equipment are as follows:

December 31, 2005 (in thousands)	Gross	Accumulated Amortization	Net
Machinery and equipment	$177,596	$(168,294)	$9,302
Leasehold improvements	12,620	(11,134)	1,486
Furniture and fixtures	14,049	(13,856)	193

Total	$204,265	$(193,284)	$10,981

December 31, 2004 (in thousands)	Gross	Accumulated Amortization	Net
Machinery and equipment	$191,102	$(177,130)	$13,972
Leasehold improvements	11,400	(10,265)	1,135
Furniture and fixtures	13,352	(12,282)	1,070

Total	$215,854	$(199,677)	$16,177

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. The Company completed this process in December 2005, 2004 and 2003 and determined that there was no impairment to goodwill.

Intangible assets, net. Intangible assets, net, consist of purchased developed technology assets that are amortized over their economic lives, which are normally three years. The Company expects to record amortization of its intangible assets of $2.8 million, $2.1 million and $0.7 million in 2006, 2007, and 2008, respectively, and the weighted average remaining life was 25 months. The components of intangible assets, net are as follows:

December 31, 2005 (in thousands)	Gross	Accumulated Amortization	Net
Intangible assets	$18,881	$(13,306)	$5,575

December 31, 2004 (in thousands)	Gross	Accumulated Amortization	Net
Intangible assets	$15,427	$(10,424)	$5,003

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

Accrued liabilities. The components of accrued liabilities are as follows:

	December 31,
(in thousands)	2005	2004
Accrued compensation and benefits	$15,260	$14,010
Other accrued liabilities	25,359	26,185

	$40,619	$40,195

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

The Company’s carrying value of cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities.

The fair value of the Company’s short-term investments, and investment in bonds and notes are determined using estimated market prices provided for those securities (see Note 4). The fair value of investments in public companies is determined using quoted market prices for those securities. The fair value of investments in private entities is not readily determinable due to the illiquid market for these investments. The fair value of the deposits for wafer fabrication capacity is not readily determinable because the timing of the related future cash flows is not determinable and there is no market for the sale of these deposits.

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but have been traded over the counter, on the Portal Market or under Rule 144 of the Securities Act of 1933. The exchange prices from these trades are not always available to us and may not be reliable. Trades under the Portal Market do not reflect all trades of the securities and the figures recorded are not independently verified. The price of our senior convertible notes on the Portal Market on December 30, 2005 was $109.75 per $100 in face value, resulting in an aggregate fair value of approximately $246.9 million. The fair value of our 3.75% convertible subordinated notes at December 31, 2004 approximated their carrying value of $68.1 million.

As of and for the year ended December 31, 2005, the use of derivative financial instruments was not material to the results of operations or our financial position (see “Derivatives and Hedging Activities”)

Concentrations. The Company maintains its cash, cash equivalents, short-term investments and long-term investments in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 31, 2005, approximately 31% (2004 - 36%) of accounts receivable represented amounts due from one of the Company’s distributors. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company’s credit evaluation process, relatively short collection periods and the geographical dispersion of the Company’s sales. The Company generally does not require collateral security for outstanding amounts.

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

PMC product sales are subject to warranty claims against regular mechanical or electrical failure. PMC maintains accruals for potential returns based on its historical experience.

Research and development expenses. The Company expenses research and development (R&D) costs as incurred. R&D costs include payroll and related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs. For the years ended December 31, 2005, 2004 and 2003, research and development expenses were $118.7 million, $120.5 million, and $119.5 million.

Product warranties. The Company’s standard warranty is a one year limited warranty on most of its standard products. The cost of this warranty is accrued by the Company based on its experience at the time of shipment. The following table summarizes the activity related to the product warranty liability during fiscal 2005 and 2004:

	December 31,
(in thousands)	2005	2004
Beginning balance	$3,492	$2,897
Accrual for new warranties issued	517	1,343
Reduction for payments (in cash or in kind)	(12)	(89)
Adjustments related to changes in estimate of warranty accrual	—	(659)

	$3,997	$3,492

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

The fair values of share purchases in the first and third quarters through the Company’s employee share purchase plan (ESPP) were calculated using the Black-Scholes option pricing model for all periods presented. Both the Black-Scholes and Binomial models require the input of highly subjective assumptions including the expected stock price volatility. The fair values of the Company’s stock option and ESPP awards were estimated using the multiple option approach, recognizing forfeitures as they occur, assuming no expected dividends and using the following weighted average assumptions:

Stock Options:

	Year ended December 31,
	2005	2004	2003
Expected life (years)	3.8	2.9	2.8
Expected volatility	60%	96%	101%
Risk-free interest rate	3.9%	2.2%	1.9%

Employee Share Purchase Plan:

	Year ended December 31,
	2005	2004	2003
Expected life (years)	1.3	1.5	1.0
Expected volatility	53%	99%	107%
Risk-free interest rate	3.5%	1.6%	1.5%

During 2005, management re-examined certain assumptions related to the level of expected volatility used in the Company’s option pricing model. As a result, volatility for the year ended December 31, 2005 was calculated using a weighted historical and market-based implied volatility. For the years ended December 31, 2004 and 2003, volatility was calculated using 5-year historical volatility.

The weighted-average estimated fair values of employee stock options granted during fiscal 2005, 2004, and 2003 were $3.34, $10.48, and $4.82, per share, respectively.

The weighted-average estimated fair values of Employee Stock Purchase Plan awards during fiscal years 2005, 2004, and 2003, were $3.18, $3.00, and $2.78 per share, respectively.

If the computed fair values of 2005, 2004, and 2003, awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net loss and net loss per share would have been:

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Net Income (loss), as reported	$27,986	$51,681	$(7,991)
Adjustments:
Stock-based employee compensation expense included in net income	215	697	1,008
Additional stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(46,280)	(60,336)	(60,860)

Net loss, adjusted	$(18,079)	$(7,958)	$(67,843)

Basic net income (loss) per share, as reported	$0.15	$0.29	$(0.05)

Basic net income (loss) per share, adjusted	$(0.09)	$(0.04)	$(0.39)

Diluted net income (loss) per share, as reported	$0.15	$0.27	$(0.05)

Diluted net income (loss) per share, adjusted	$(0.09)	$(0.04)	$(0.39)

On October 28, 2005, the Board of Directors of the Company approved an acceleration of vesting of the Company’s stock options granted on December 29, 2003 to employees and executive officers under the Company’s 1994 Incentive Stock Plan and its 2001 Stock Option Plan that have an exercise price per share of $20.13 (the “Acceleration”). As a result of the Acceleration, options to purchase approximately 2.4 million shares of the Company’s common stock became immediately exercisable, of which options to purchase 0.8 million shares were held by executive officers. As these options had exercise prices in excess of the current market value of the Company’s common stock, based on the closing price of $6.34 per share on October 28, 2005, and were not fully achieving their original objectives of incentive compensation and employee retention, the Company expects the acceleration to have a positive effect on employee morale, retention and perception of option value. In addition, the accelerated vesting eliminates future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).

Interest income, net. The components of interest income, net are as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Interest income	$13,502	$7,925	$10,833
Interest expense on long-term debt	(1,396)	(3,066)	(9,124)

	$12,106	$4,859	$1,709

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

Segment reporting. Segmented information is reported in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 uses a management approach to report financial and descriptive information about a company’s operating segments. Operating segments are revenue-producing components of a company for which separate financial information is produced internally for the company’s management. In 2005 and 2004, the Company operated in one segment: networking products. For fiscal years ending 2003 and 2002 the Company operated in two segments: networking and non-networking products. An immaterial amount of non-networking products were sold in 2003 and none were sold in 2005 or 2004.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R addresses the requirements of an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an option holder is required to provide services in exchange for the award. The Company will adopt the provisions of SFAS 123R on a modified prospective basis in the first quarter of fiscal 2006. Had the Company adopted FAS 123R in prior periods, the magnitude of the impact on our results of operations would have approximated the impact shown in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 to these Consolidated Financial Statements.

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

At December 31, 2005, the Company had seven currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $47.1 million and the contracts had a fair value of $2.7 million. No portion of the hedging instrument’s gain was excluded from the assessment of effectiveness and the ineffective portions of hedges had no impact on earnings.

NOTE 3. Restructuring and Other Costs

Restructurings - 2005

During 2005, the Company completed various restructuring activities aimed at streamlining production and reducing its operating expenses. In the first quarter of 2005, the Company recorded restructuring charges of $0.9 million in severance costs related to the termination of 24 employees across all business functions. In the second quarter of 2005, the Company expanded the workforce reduction activities initiated during the first quarter of 2005 and terminated 63 employees from research and development located in the Santa Clara facility. In addition, the Company consolidated its two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. As a result, the Company recorded total second quarter restructuring charges of $7.6 million including $6.7 million for termination benefits and a $0.9 million write-down of equipment and software assets whose value was impaired as a result of these plans. On completion of these workforce reduction activities, in the third quarter of 2005 the Company consolidated its facilities and vacated excess office space in the Santa Clara location, and recorded a restructuring charge of $5.3 million for excess facilities and an additional $0.1 million in severance costs. As of December 31, 2005, the software assets have been disposed of and $0.5 million severance costs remained to be paid in 2006. Payments related to the excess facilities will extend to 2011.

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

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. To date, the Company has made cash payments under this plan of $154.3 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003. To date, PMC has reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two. Due to the continued downturn in real estate markets, the facilities costs are expected to be higher than anticipated in the original plan and as a result, the Company recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, the Company recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, the Company has made cash payments of $19.2 million under this plan. Due to the continued downturn in real estate markets, the Company expects these costs to be higher than anticipated in the original plan. As a result, PMC recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011. The activity related to excess facility accruals under these plans during the three years ended December 31, 2005, and activity related to the 2005 accrual for severance were as follows:

Excess facility costs
(in thousands)	2005	January 2003	October 2001	March 2001	Total
Balance at December 31, 2002	$—	$—	$129,499	$—	$129,499
Reversals and adjustments	—	—	(5,330)	—	(5,330)
Charges	—	9,609	—	3,082	12,691
Cash payments	—	(3,270)	(116,790)	(787)	(120,847)

Balance at December 31, 2003	—	6,339	7,379	2,295	16,013
Reversals and adjustments	—	(119)	—	—	(119)
Charges	—	—	1,339	2,231	3,570
Cash payments	—	(2,325)	(2,260)	(1,144)	(5,729)

Balance at December 31, 2004	—	3,895	6,458	3,382	13,735
Charges	5,288	—	—	—	5,288
Cash payments	(417)	(884)	(1,691)	(1,283)	(4,275)

Balance at December 31, 2005	$4,871	$3,011	$4,767	$2,099	$14,748

Severance costs
(in thousands)	2005	January 2003	October 2001	March 2001	Total
Balance at December 31, 2004	—	—	—	—	—
Charges	7,675	—	—	—	7,675
Cash payments	(7,190)	—	—	—	(7,190)

Balance at December 31, 2005	$485	$—	$—	$—	$485

NOTE 4. Debt Investments

The following tables summarize the Company’s investments in debt securities:

	December 31,
(in thousands)	2005	2004
Available-for-sale:
US Government Treasury and Agency notes	$129,920	$104,722
Corporate bonds and notes	441,167	187,799

	$571,087	$292,521

Reported as:
Cash equivalents	$349,177	$—
Short-term investments	221,910	153,410
Investments in bonds and notes	—	139,111

	$571,087	$292,521

The total fair value of available-for-sale investments at December 31, 2005 was $571.1 million (2004 - $292.5 million) with remaining maturities ranging from 1 to 10 months. The aggregate unrealized loss on these investments was $1.7 million at December 31, 2005 (2004 - $1.5 million).

As at December 31, 2004, the Company classified its $74.2 million investments in auction-rate securities as short-term investments. All of the Company’s auction-rate securities were sold in the first quarter of 2005.

NOTE 5. Other Investments and Assets

The components of other investments and assets are as follows:

	December 31,
(in thousands)	2005	2004
Investment in Ikanos Communications Inc.	$3,817	$—
Investments in private entities	5,414	2,164
Deferred debt issue costs (Note 8)	6,612	—
Other assets	547	2,401

	$16,390	$4,565

The Company has investments in early-stage private technology companies of strategic interest to the Company. In 2005, the Company made additional cash investments of $5.3 million (2004 - $2.2 million; 2003 - $3.3 million) in private entities.

During 2005, one of the Company’s investees, Ikanos Communications Inc. (“Ikanos”), completed an initial public offering (“IPO”) of its common stock. In connection with the IPO, the Company’s non-voting preferred shares of Ikanos were converted into 258,960 shares of common stock of Ikanos. These shares are not tradeable until the end of the first quarter of 2006, and are subject to regulatory trading restrictions thereafter. The Company’s investment in Ikanos is classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded as Other Comprehensive Income. The Company did not own investments in public companies during 2004.

In March 2005, the Company received $2.2 million as final satisfaction of the mortgage owed to the Company for a property it sold in 2003. As part of the agreement the Company surrendered an option to purchase the property. The difference between the proceeds and the carrying value of the mortgage receivable was recorded as a gain of $0.6 million, included in Gain on sale of investments on the Consolidated Statement of Operations.

In February 2005, the Company received $0.7 million that had been in escrow for one year pending final settlement of the sale of its investment in a private technology company. As a result the Company recorded a gain for this amount, which has been included in Gain on sale of investments on the Consolidated Statement of Operations. In February 2004, the Company recorded a gain of $8.6 million from this sale, excluding the deferred portion of the proceeds.

During 2004, the Company invested approximately $3.9 million in four professionally managed venture funds. During the third quarter of 2004, the Company sold three of these funds for net proceeds of $10.0 million, resulting in a net gain of $0.7 million.

The Company monitors the value of its investments for impairment and records an impairment charge to reflect any decline in value below its cost basis, if that decline is considered to be other than temporary. The assessment of impairment in carrying value is based on the market value trends of similar public companies, the current business performance of the entities in which we have invested, and if available, the estimated future market potential of the companies and venture funds. In 2003 the Company recorded a charge of $3.5 million related to impairment of its investments in private entities. This charge is included in Gain on sale of investments on the Consolidated Statement of Operations. The Company did not record impairment charges in 2005 or 2004.

NOTE 6. Asset acquisition

In August 2004, the Company purchased assets and intellectual property from a private company for cash of $1.0 million and the assumption of liabilities of $2.7 million. Transaction costs of $1.2 million, consisting of accounting, legal and other professional fees relating to the purchase have been included in Acquisition costs on the Consolidated Statement of Operations. The total consideration of $3.7 million was allocated based on the fair values of the net assets acquired, $0.4 million to tangible assets and $3.3 million to intangible assets, which is being amortized on a straight-line basis over its expected useful life of three years.

NOTE 7. Lines of credit

At December 31, 2005, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $1.5 million with interest at the bank’s alternate base rate (annual rate of 7.75% at December 31, 2005) as long as the Company maintains eligible investments with the bank in an amount equal to its drawings. This agreement expired in January 2006. At December 31, 2005, $0.8 million cash was deposited with the bank to offset the amount committed under letters of credit used as security for a facility lease.

NOTE 8. Long-term debt

2.25% Senior convertible notes

On October 26, 2005, the Company issued $225 million aggregate principal amount of 2.25% senior convertible notes due 2025. The Company has recorded these Notes as long-term debt and issuance costs of $6.8 million have been deferred and will be amortized over seven years, which is the Company’s earliest call date. This approximates the effective interest method.

The notes are subordinated to all of the Company’s future senior indebtedness and mature on October 15, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. The Company may redeem all or a portion of the notes at par on and after October 20, 2012. The holders may require that the Company repurchase notes on October 15, 2012, 2015 and 2020 respectively.

Holders may convert the notes into the right to receive the conversion value (i) when the Company’s stock price exceeds 120% of the approximately $8.80 per share initial conversion price for a specified period, (ii) in certain change in control transactions, and (iii) when the trading price of the notes does not exceed a minimum price level. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 113.6687 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election.

3.75% Convertible subordinated notes

In August 2001, the Company issued $275 million of convertible subordinated notes maturing on August 15, 2006.

During the third fiscal quarter of 2003, the Company repurchased $100 million principal amount of these notes for $96.7 million and expensed $1.6 million of related unamortized debt issue costs, resulting in a net gain of $1.7 million. On January 6, 2004, the Company repurchased $106.9 million of these notes pursuant to a tender offer, at par value. The Company expensed approximately $1.6 million of debt issue costs related to the repurchased notes. As at December 31, 2004, $68.1 million of these notes remained outstanding, all of which were redeemed by the Company on January 18, 2005 for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium. As at December 31, 2004 approximately $0.6 million of unamortized debt issue costs were included in Prepaid expenses and other current assets.

These notes bore interest at 3.75% payable semi-annually and were convertible into an aggregate of approximately 6.5 million shares of PMC’s common stock at any time prior to maturity at a conversion price of approximately $42.43 per share. The Company was permitted to redeem the notes at any time after August 19, 2004.

NOTE 9. Commitments and Contingencies

Acquisition of business. As of December 31, 2005 the Company had committed to acquire the storage semiconductor business of Agilent Technologies, Inc. for approximately $425 million in cash. On February 28, 2006, the Company completed the acquisition for approximately that amount, subject to a final inventory adjustment.

Operating leases. The Company leases its facilities under operating lease agreements, which expire at various dates through October 31, 2011.

Rent expense including operating costs for the years ended December 31, 2005, 2004, and 2003 was $9.1 million, $9.3 million, and $11.5 million, respectively. Excluded from rent expense for 2005 was additional rent and operating costs of $4.2 million (2004 - $4.2 million; 2003 - $20.9 million) related to excess facilities, which were accrued as part of the restructuring charges in 2005, 2003 and 2001.

Minimum future rental payments under operating leases are as follows:

Year Ending December 31 (in thousands)
2006	$10,396
2007	10,059
2008	11,335
2009	6,754
2010	6,769
Thereafter	4,404

Total minimum future rental payments under operating leases	$49,717

Supply agreements. The Company has supply agreements with both Chartered and TSMC that were renewed during 2005. These renewed agreements are in effect until December 31, 2006. The deposits the Company made to secure access to wafer fabrication capacity were $5.1 million and $6.8 million at December 31, 2005 and 2004, respectively. Under these agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements but the Company is obliged under one of the agreements to purchase a minimum percentage of the Company’s total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms.

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

Investment agreements. During the year ended December 31, 2005 the Company committed to invest an additional $0.8 million in a private technology company. During the year ended December 31, 2004 the Company sold its investments in professionally managed venture funds. As of December 31, 2003 the Company had committed to invest an additional $19.2 million in these funds.

NOTE 10. Special Shares

At December 31, 2005 and 2004, the Company maintained a reserve of 2,459,000 and 2,897,000 shares, respectively, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (LTD) special shares.

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

NOTE 11. Stockholders’ Equity

Authorized capital stock of PMC. At December 31, 2005 and 2004, the Company had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated “Common Stock”, $0.001 par value, and 5,000,000 of which are designated “Preferred Stock”, $0.001 par value.

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

NOTE 12. Employee Benefit Plans

Employee Stock Purchase Plan. In 1991, the Company adopted an Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code. Under the ESPP, the number of shares authorized to be available for issuance under the plan are increased automatically on January 1 of each year until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares (after adjusting for stock dividends), or (iii) an amount to be determined by the Board of Directors.

During 2005, 2004, and 2003, there were 1,302,354 shares, 1,579,156 shares, and 1,628,684 shares, respectively, issued under the Plan at weighted-average prices of $5.64, $4.70, and $4.63 per share, respectively. During 2005, an additional 1,785,620 shares were authorized for issuance under the ESPP (2004 – 1,743,383). As of December 31, 2005, 6,527,512 shares were available for future issuance under the ESPP (2004 – 6,044,246).

Stock Option Plans. The Company issues its Common Stock under the provisions of various stock option plans. The options generally expire within five to ten years and vest over four years.

In 2001, the company simplified its plan structure. The 2001 Stock Option Plan (the “2001 Plan”) was created to replace a number of stock option plans the Company had assumed in connection with mergers and acquisitions completed prior to 2001. The number of shares available for issuance under the 1994 Incentive Stock Plan (“1994 Plan”) were approved by stockholders. New stock options or other equity incentives may only be issued under the Company’s 1994 Incentive Stock Plan (“1994 Plan”) and its 2001 Stock Option Plan (“the 2001 Plan”).

Option activity under the option plans was as follows:

	Options Available For Issuance	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2002	30,856,801	11,144,722	$9.51
Additional shares reserved	18,372,092
Granted	(17,717,775)	17,717,775	$6.09
Exercised	—	(4,979,802)	$5.75
Expired	—
Cancelled/Repurchased	1,774,355	(1,774,355)	$11.67
Cancelled but unavailable	(861)

Balance at December 31, 2003	33,284,612	22,108,340	$7.51
Additional shares reserved	8,716,915
Granted	(7,306,871)	7,306,871	$17.83
Exercised	—	(2,617,899)	$5.59
Expired	—
Cancelled/Repurchased	1,281,919	(1,281,919)	$12.51
Cancelled but unavailable	(119,510)

Balance at December 31, 2004	35,857,065	25,515,393	$10.40
Additional shares reserved	—
Granted	(7,805,177)	7,805,177	$8.01
Exercised	—	(3,055,851)	$5.47
Expired	—
Cancelled/Repurchased	2,368,420	(2,368,420)	$13.46
Cancelled but unavailable	—

Balance at December 31, 2005	30,420,308	27,896,299	$10.01

The following table summarizes information concerning options outstanding and exercisable for the combined option plans at December 31, 2005:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Options Exercisable	Weighted Average Exercise Price per Share
$0.01 — $5.56	1,947,570	2.59	$3.68	1,806,509	$3.59
$5.95 — $5.95	8,715,330	7.25	5.95	7,432,157	5.95
$6.00 — $7.87	6,990,257	8.10	7.70	1,200,828	7.02
$7.97 — $15.98	5,608,380	6.27	11.29	3,343,182	12.80
$16.49 — $189.94	4,634,762	7.80	22.26	4,599,209	22.29

$0.01 — $189.94	27,896,299	7.03	$10.01	18,381,885	$11.12

Employee Retirement Savings Plans. The Company sponsors a 401(k) retirement plan for its employees in the United States and similar plans for its employees in Canada and other countries. Employees can contribute a percentage of their annual compensation to the plans, limited to maximum annual amounts set by local taxation authorities. The Company contributed $3.8 million, $3.7 million, and $2.9 million to the plans in fiscal years 2005, 2004, and 2003, respectively.

NOTE 13. Income Taxes

The income tax provisions, calculated under Statement of Financial Accounting Standard No. 109 (SFAS 109), consist of the following:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Current:
Federal	$263	$—	$—
State	3	3	4
Foreign	1,842	(3,326)	(9,847)

	2,108	(3,323)	(9,843)

Deferred:
Foreign	—	—	1,131

	—	—	1,131

Provision for (recovery of) income taxes	$2,108	$(3,323)	$(8,712)

A reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Income (loss) before provision for income taxes	$30,094	$48,358	$(16,703)
Federal statutory tax rate	35%	35%	35%
Income taxes at U.S. Federal statutory rate	10,533	16,925	(5,846)
Deferred stock compensation	75	244	353
Incremental tax (recovery) on foreign earnings	(20,506)	(31,768)	(20,198)
Additional recovery of prior year taxes	(2,925)	(5,866)	(3,517)
Valuation allowance	14,931	17,142	20,496

Provision for (recovery of) income taxes	$2,108	$(3,323)	$(8,712)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$241,027	$242,889
Capital loss	42,957	42,974
State tax loss carryforwards	11,883	11,574
Credit carryforwards	46,515	35,235
Reserves and accrued expenses	11,401	13,432
Restructuring and other charges	9,128	5,377
Depreciation and amortization	11,948	11,237
Deferred income	2,876	1,461
Unrealized loss on investment	—	558

Total deferred tax assets	377,735	364,737
Valuation allowance	(377,735)	(364,179)

Total net deferred tax assets	—	558

Deferred tax liabilities:
Capitalized technology	(74)	(74)
Unrealized gain on investments	(1,037)	(622)

Total deferred tax liabilities	(1,111)	(696)

Total net deferred taxes	$(1,111)	$(138)

At December 31, 2005, the Company has approximately $688.6 million of federal net operating losses, which will expire through 2024. Approximately $4.1 million of the federal net operating losses is subject to ownership change limitations provided by the Internal Revenue Code of 1986. The Company also has approximately $198.0 million of state tax loss carryforwards, which expire through 2025. The utilization of a portion of these state losses is also subject to ownership change limitations provided by the various states’ income tax legislation.

Included in the credit carry-forwards are $17.4 million of federal research and development credits which expire through 2025, $0.7 million of federal AMT credits which carryforward indefinitely, $15.8 million of state research and development credits which do not expire, $0.8 million of state research and development credits which expire through 2008, and $1.0 million of state manufacturer’s investment credits which expire through 2011.

Included in the above net operating loss carryforwards are $23.8 million and $7.7 million of federal and state net operating losses related to acquisitions accounted for under the purchase method of accounting. The benefit of such losses, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense.

Included in the deferred tax assets before valuation allowance are approximately $164.4 million of cumulative tax benefits related to equity transactions, which will be credited to stockholder’s equity if and when realized.

The pretax income from foreign operations was $65.7 million, $75.8 million, and $19.3 million in 2005, 2004, and 2003, respectively. In the fourth quarter of 2005 the Company repatriated $50.0 million of foreign earnings and recorded a related expense of approximately $0.3 million for U.S. federal income taxes. In addition, the Company has recorded a liability related to earnings it repatriated in 2005. The purpose of repatriating funds in 2005 was to fund the purchase of the Storage business of Agilent in 2006. This distribution does not change the Company’s intent to indefinitely reinvest undistributed earnings of the Company’s foreign subsidiaries and accordingly, no additional provision for federal and state income taxes has been provided thereon. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

NOTE 14. Segment Information

In 2005 and 2004, the Company operated in one segment: networking products. Until the end of fiscal 2003 the Company operated in two segments: networking and non-networking products. The networking segment consists of internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment. The non-networking segment consisted of a single medical device. The Company is supporting this non-networking product for existing customers, but has decided not to develop any further products of this type. In the fourth quarter of 2003, the Company shipped final orders of its non-networking product and does not anticipate further orders of this product in the future. For the year ended December 31, 2003, net revenues and gross profit from non-networking products were $1.5 million and $0.7 million, respectively.

Enterprise-wide information is provided below in accordance with SFAS 131. Geographic revenue information is based on the location of the customer invoiced. Long-lived assets include property and equipment, goodwill and other intangible assets and other long-term assets. Geographic information about long-lived assets is based on the physical location of the assets.

	Year Ended December 31,
(in thousands)	2005	2004	2003
Net revenues
United States	$98,619	$111,829	$119,443
Asia - excluding China	91,810	98,769	57,724
Canada	18,723	20,171	17,466
China	54,324	39,030	36,931
Europe and Middle East	23,866	24,017	16,772
Other foreign	4,069	3,567	1,147

Total	$291,411	$297,383	$249,483

Long-lived assets
Canada	$15,990	$12,019	$17,788
United States	16,603	16,994	13,581
Other	175	78	82

Total	$32,768	$29,091	$31,451

During 2005, the Company had three customers whose purchases represented a significant portion of net revenues, based on billing, including contract manufacturers and distributors. Net revenues from one customer represented approximately 14% of net revenues in 2005, 12% in 2004, and 11% in 2003. Net revenues from a second customer were 12% in 2005, 12% in 2004 and 10% in 2003. Net revenues from a third customer were 9% in 2005, and less than 10% in 2004 and 2003.

NOTE 15. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Numerator:
Net income (loss)	$27,986	$51,681	$(7,991)

Denominator:
Basic weighted average common shares outstanding (1)	184,098	180,353	173,568
Effect of dilutive securities:
Stock options	5,034	8,550	—
Basic and diluted weighted average common shares outstanding (1)	189,132	188,903	173,568

Basic net income (loss) per share	$0.15	$0.29	$(0.05)

Diluted net income (loss) per share	$0.15	$0.27	$(0.05)

In 2003, the Company had approximately 9.3 million options that were not included in diluted net loss per share because they would be antidilutive.

(1)	PMC-Sierra, Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.

NOTE 16. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Net income (loss)	$27,986	$51,681	$(7,991)
Other comprehensive income:
Change in net unrealized gains on investments, net of tax of $246 in 2005 (2004 - $1,083 and 2003 - $2,291)	929	(1,559)	(3,297)
Change in fair value of derivatives, net of tax of $727 in 2005 (2004 - $20 and 2003 - $721)	444	71	1,196

Total	$29,359	$50,193	$(10,092)

NOTE 17. Subsequent events

On February 28, 2006, the Company completed the acquisition of the former storage semiconductor business (the “Storage Semiconductor Business”) of Agilent Technologies, Inc. pursuant to the terms of the Purchase and Sale Agreement dated October 28, 2005 between PMC and Avago Technologies Pte. Limited (“Avago”). The Storage Semiconductor Business was part of Agilent’s Semiconductor Products Group, which Avago, an entity created by Kohlberg Kravis Roberts & Co. and Silver Lake Partners, acquired in December 2005. Under the terms of the Purchase Agreement, Palau Acquisition Corporation, a Delaware corporation and direct wholly owned subsidiary of PMC purchased the Storage Semiconductor Business for $425 million in cash. The final purchase price is subject to an inventory adjustment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. PMC is in the process of obtaining third party valuations of the intangible assets; thus, the allocation of the purchase price is subject to refinement.

(in thousands)	February 28, 2006
Inventory	$9,717
Property, plant, and equipment	9,658
Identified intangible assets	179,900
Goodwill	240,717

Total assets acquired	439,992
Current liabilities	(10,287)

Net assets acquired	$429,705

Of the $179.9 million acquired intangible assets, $113.4 million has been preliminarily assigned to technology assets with useful lives of approximately 8 years, $44.7 million assigned to customer relationships with useful lives of approximately 10 years, $3.6 million assigned to trade marks with indefinite lives, and $3.3 million assigned to backlog with a useful life of approximately six months. The estimated remaining amount of $14.9 million of intangible assets is comprised of in-process research and development with no alternative future use and will be expensed.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Internal Controls

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 31, 2005. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d -15(f) of the Securities Exchange Act of 1934 as amended).

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective control over financial reporting as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte and Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on management’s assessment of the registrant’s internal control over financial reporting. The attestation report is included herein.

There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report Of Independent Registered Public Accountants

To the Board of Directors of PMC-Sierra, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that PMC-Sierra, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Independent Registered Public Accountants

Vancouver, Canada
March 8, 2006

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled “Election of Directors”, “Code of Business Conduct and Ethics”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Stockholder Meeting.

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Director Compensation” and “Executive Compensation and Other Matters” in our Proxy Statement for the 2006 Annual Stockholder Meeting.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2006 Annual Stockholder Meeting.

Equity Compensation Plan Information:

The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	24,751,984	$9.45	26,865,041	(2)
Equity compensation plans not approved by security holders (3)	3,142,066	$14.44	10,082,779

Balance at December 31, 2005	27,894,050	$10.01	36,947,820

(1)	Consists of the 1994 Incentive Stock Plan (the “1994 Plan”) and the 1991 Employee Stock Purchase Plan (the “1991 Plan”).

(2)	Includes 20,337,529 shares available for issuance in the 1994 plan and 6,527,512 shares available for issuance in the 1991 Plan.

(3)	Consists of the 2001 Stock Option Plan (the “2001 Plan”), which was created to replace a number of stock option plans assumed by us in connection with mergers and acquisitions we completed prior to 2001. The number of options that may be granted under the 2001 Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled plus (iii) 10 million shares that were added to the plan in 2003.

(4)	In accordance with the terms of the plans, on January 1, 2006 an additional 1,833,441 Options were automatically available for issuance under the 1991 Plan.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the information set forth in the section entitled “Executive Compensation and Other Matters – Employment Agreements” in our Proxy Statement for the 2006 Annual Stockholder Meeting.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference in our Proxy Statement for the 2006 Annual Stockholder Meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	1. Consolidated Financial Statements

The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Financial Statement Schedules required by this item are listed on page 88 of this Annual Report on Form 10-K.

3.	Exhibits

The exhibits listed under Item 15(c) are filed as part of this Form 10-K Annual Report.

(b)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated by Reference

Exhibit Number	Description	Form	Date	Number	Filed herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended on May 11, 2001	10-Q	05/16/2001	3.2

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/08/2001	3.2

3.3	Bylaws of the Registrant, as amended	10-Q	11/14/2001	3.2

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	08/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	02/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	09/06/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	09/19/1995	4.3

4.5	Preferred Stock Rights Agreement, as amended and restated as of July 27, 2001, by and between the Registrant and American Stock Transfer and Trust Company	10-Q	11/14/2001	4.3

4.6	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited	8-K	11/03/2005	2.1

4.7	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee	8-K	10/26/2005	2.1

10.1^	1991 Employee Stock Purchase Plan, as amended	10-Q	05/13/2003	10.1

10.2^	1994 Incentive Stock Plan, as amended	10-Q	05/13/2003	10.2

10.3^	2001 Stock Option Plan, as amended	10-Q	08/12/2003	10.3

10.4^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	03/28/03	10.4

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.5^	Form of Executive Employment Agreement by and between the Registrant and the executive officers	10-K	03/28/03	10.5

10.6	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. and Pilot Pacific Developments Inc.	10-K	04/14/1997	10.20

10.7	Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	08/08/2000	10.36

10.7	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

10.8	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	04/02/2001	10.44

10.9	Building Lease Agreement between Transwestern – Robinson I, LLC and PMC-Sierra US, Inc.	10-K	04/02/2001	10.45

10.10*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.	10-K	03/20/2000	10.31

10.11*	Deposit agreement dated January 31, 2000 by and between Chartered Semiconductor Manufacturing Ltd. and the Registrant.	10-Q	05/10/2000	10.35

10.13*	Technology License Agreement, by and between Weitek Corporation and MIPS Computer Systems, Inc.

	Assignment Agreement, by and between Weitek Corporation and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.)

	Amendment No. 1 to the Technology License Agreement, by and between MIPS Technologies, Inc. and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.) dated March 31, 1997	S-3	01/04/2002	10.47

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.14	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

10.15	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc.	10-Q	11/10/2003	10.2

10.16	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C.	10-Q	11/10/2003	10.3

11.1	Calculation of earnings per share (1)				X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants.				X

24.1	Power of Attorney (2)				X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed).				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed).				X

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission.

^	Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.

(1)	Refer to Note 15 of the consolidated financial statements included in Item 8 of Part II of this Annual Report.

(2)	Refer to Signature page of this Annual Report.

(c) Financial Statement Schedules required by this item are listed on page 88 of this Annual Report on Form 10K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: March 8, 2006	/s/ Alan F. Krock
Alan F. Krock
Vice President, (duly authorized officer)
Chief Financial Officer and Principal Accounting Officer

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

Name	Title	Date

/s/ Robert L. Bailey Robert L. Bailey	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 8, 2006

/s/ Alan F. Krock Alan F. Krock	Vice President, Chief Financial Officer (and Principal Accounting Officer)	March 8, 2006

/s/ Richard E. Belluzzo Richard E. Belluzzo	Director	March 8, 2006

/s/ James V. Diller James V. Diller	Director	March 8, 2006

/s/ William Kurtz William Kurtz	Director	March 8, 2006

/s/ Frank Marshall Frank Marshall	Director	March 8, 2006

/s/ Jonathan Judge Jonathan Judge	Director	March 8, 2006

SCHEDULE II - Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004, and 2003

(in thousands)

	Balance at beginning of year	Charged to expenses or other accounts	Write-offs	Balance at end of year
Allowance for doubtful accounts:
2005	$2,665	$(897)	$—	$1,768
2004	$2,849	$(184)	$—	$2,665
2003	$2,781	$80	$12	$2,849

Allowance for obsolete inventory and excess inventory:
2005	$12,190	$(1,904)	$1,832	$8,454
2004	$16,199	$(24)	$3,985	$12,190
2003	$30,142	$513	$14,456	$16,199

Allowance for warranty claims:
2005	$3,492	$517	$12	$3,997
2004	$2,897	$1,343	$748	$3,492
2003	$2,399	$1,152	$654	$2,897

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)