Form 10-Q
period 2006-04-02
PMC SIERRA INC
filed 2006-05-10
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2006

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

Common shares outstanding at May 8, 2006 – 206,474,671

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	Apr 2, 2006	Apr 3, 2005
Net revenues	$87,781	$66,111

Cost of revenues	26,625	19,621

Gross profit	61,156	46,490

Other costs and expenses:
Research and development	33,749	31,416
Selling, general and administrative	19,593	13,004
Amortization of purchased intangible assets	2,110	—
In-process research and development	14,800	—
Restructuring costs and other charges	(738)	868

(Loss) income from operations	(8,358)	1,202

Other income and expense:
Interest income, net	3,566	2,685
Foreign exchange gain (loss)	13	(590)
Loss on debt extinguishment and amortization of debt issue costs	(242)	(1,634)
Gain on sale of investments	1,849	1,439

(Loss) income before (provision for) recovery of income taxes	(3,172)	3,102

(Provision for) recovery of income taxes	(11,161)	175

Net (loss) income	$(14,333)	$3,277

Net (loss) income per common share - basic	$(0.08)	$0.02
Net (loss) income per common share - diluted	$(0.08)	$0.02

Shares used in per share calculation - basic	187,218	182,192
Shares used in per share calculation - diluted	187,218	188,678

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	Apr 2, 2006	Dec 31, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$153,407	$405,566
Short-term investments	49,196	221,910
Accounts receivable, net of allowance for doubtful accounts of $1,768 (2005 - $1,768)	45,038	31,799
Inventories, net	25,603	14,046
Prepaid expenses and other current assets	31,835	13,630

Total current assets	305,079	686,951

Other investments and assets	11,852	16,390
Property and equipment, net	18,324	10,981
Goodwill	246,261	7,907
Intangible assets, net	170,708	5,575
Deposits for wafer fabrication capacity	5,145	5,145

	$757,369	$732,949

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$26,800	$21,507
Accrued liabilities	49,114	40,619
Income taxes payable	40,118	33,087
Accrued restructuring costs	12,100	15,233
Deferred income	12,212	11,004

Total current liabilities	140,344	121,450

Deferred taxes and other tax liabilities	29,090	29,090

2.25% Senior convertible notes due October 15, 2025	225,000	225,000

PMC special shares convertible into 2,180 (2005 - 2,459) shares of common stock	2,830	3,362

Stockholders’ equity
Common stock and additional paid in capital, par value $.001: 900,000 shares authorized; 186,081 shares issued and outstanding (2005 - 183,306)	940,267	919,055
Accumulated other comprehensive income	902	1,723
Accumulated deficit	(581,064)	(566,731)

Total stockholders’ equity	360,105	354,047

	$757,369	$732,949

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	Apr 2, 2006	Apr 3, 2005
Cash flows from operating activities:
Net (loss) income	$(14,333)	$3,277
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,317	2,688
Amortization of intangible assets	2,853	520
Amortization of debt issuance costs	242	16
Stock-based compensation	5,901	—
Gain on disposal of property and equipment	—	(184)
In-process research and development	14,800	—
Loss on extinguishment of debt	—	1,618
Gain on sale of investments	(1,849)	(1,255)
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	(13,239)	(4,015)
Inventories	(837)	20
Prepaid expenses and other current assets	(19,310)	(2,607)
Accounts payable and accrued liabilities	7,045	2,028
Income taxes payable	7,569	769
Accrued restructuring costs	(3,133)	(996)
Deferred income	1,208	766

Net cash (used in) provided by operating activities	(10,766)	2,645

Cash flows from investing activities:
Acquisition of business	(431,231)	—
Purchases of short term available-for-sale investments	—	(66,950)
Proceeds from sales and maturities of short-term available-for-sale investments	173,010	141,084
Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	—	16,396
Purchases of investments and other assets	—	(2,000)
Proceeds from sale of investments and other assets	5,118	680
Proceeds from sale of property	—	2,604
Proceeds from refund of wafer fabrication deposits	—	1,634
Purchases of property and equipment	(2,483)	(1,085)
Purchase of intangible assets	(587)	(335)

Net cash (used in) provided by investing activities	(256,173)	92,028

Cash flows from financing activities:
Repurchase of convertible subordinated notes	—	(70,177)
Proceeds from issuance of common stock	14,780	8,198

Net cash provided by (used in) financing activities	14,780	(61,979)

Net (decrease) increase in cash and cash equivalents	(252,159)	32,694
Cash and cash equivalents, beginning of the period	405,566	121,276

Cash and cash equivalents, end of the period	$153,407	$153,970

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,085
Cash refund of income taxes	513	2,507
Cash paid for income taxes	4,562	2,251
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	$532	$295

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

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2006 will consist of 52 weeks and will end on the Sunday closest to December 31. In order to align our fiscal year end with the calendar year end, fiscal 2005 consisted of 53 weeks. The first fiscal period of 2006 consisted of 13 weeks compared to 14 in the first quarter of 2005.

Stock-based compensation. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires the recognition of compensation expense for all share-based payment awards. SFAS 123(R) requires the Company to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period. The Company adopted SFAS 123(R) using the modified prospective transition method and therefore prior period results have not been restated.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107). The interpretations in SAB 107 express the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company applied the principles of SAB 107 in connection with its adoption of SFAS 123(R).

During the three months ended April 2, 2006, the Company recognized $5.9 million in stock-based compensation expense or $0.03 per share. No tax benefits were attributed to stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and applied the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” as if the Company had applied the fair value method to measuring stock-based compensation expense. If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net loss and net loss per share for the three months ended April 3, 2005, would have been:

(in thousands, except per share amounts)	Three Months Ended April 3, 2005
Net income, as reported	$3,277
Adjustments:
Additional stock-based employee compensation expense under fair value based method for all awards	(10,779)

Net loss, adjusted	$(7,502)

Basic and diluted net income per share, as reported	$0.02

Basic and diluted net loss per share, adjusted	$(0.04)

See Note 3 to the Consolidated Financial Statements for further information on stock-based compensation.

Estimates. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes, restructuring costs and contingencies. Actual results could differ from these estimates.

Cash and cash equivalents. At April 2, 2006, Cash and cash equivalents included $0.8 million (December 31, 2005 - $0.8 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $8.5 million and $8.5 million at April 2 2006 and December 31, 2005, respectively) were as follows:

(in thousands)	Apr 2, 2006	Dec 31, 2005
Work-in-progress	$13,255	$8,311
Finished goods	12,348	5,735

	$25,603	$14,046

Product warranties. The Company provides a one-year, limited warranty on most of its standard products and accrues for the cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 31, 2005 to April 2, 2006 was as follows:

	Three Months Ended
(in thousands)	Apr 2, 2006	Apr 3, 2005
Balance, beginning of the year	$3,997	$3,492
Accrual for new warranties issued	427	87
Reduction for payments (in cash or in kind)	(74)	(3)
Adjustments related to changes in estimate of warranty accrual	(145)	—

Balance, end of the period	$4,205	$3,576

Other Indemnifications. From time to time, on a limited basis, PMC indemnifies its customers, as well as its suppliers, contractors, lessors, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of its products, the use of their goods and services, the use of facilities, the state of assets that the Company sells and other matters covered by such contracts, normally up to a specified maximum amount.

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s net income and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income when the hedged item affects net income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income. During the quarter ended April 2, 2006, all hedges were designated as cash flow hedges.

Recent Accounting Pronouncements. In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement will be effective for financial instruments acquired or issued by the Company after the beginning of its 2007 fiscal year. The Company expects that the adoption of this Statement will not have a material effect on its financial condition or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 156). This Statement provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS 156 is effective after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company expects that the adoption of this Statement will have no impact on its financial condition or results of operations.

NOTE 2. Business Combination

On February 28, 2006, the Company completed the acquisition of the former storage semiconductor business (the “Storage Semiconductor Business”) of Agilent Technologies, Inc. pursuant to the terms of the Purchase and Sale Agreement dated October 28, 2005 between PMC and Avago Technologies Pte. Limited (“Avago”). These financial statements include the results of operations of the acquired business from the acquisition date.

PMC purchased the Storage Semiconductor business due to 1) its strategic and product fit with PMC; (2) the market position the Storage Semiconductor Business has in the Fibre Channel controller market; (3) the design capabilities of its engineering team; and (4) the growth opportunities for standard semiconductor solutions in the enterprise storage market. The Storage Semiconductor Business was part of Agilent’s Semiconductor Products Group, which Avago, an entity created by Kohlberg Kravis Roberts & Co. and Silver Lake Partners, acquired in December 2005. Under the terms of the Purchase Agreement, Palau Acquisition Corporation, a Delaware corporation and direct wholly owned subsidiary of PMC purchased the Storage Semiconductor Business for the following consideration:

(in thousands)
Cash paid on closing date	$424,505
Additional cash for Inventory adjustment	1,124
Merger costs	5,602

Total consideration	$431,231

Merger costs include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.

The total purchase price has been allocated on a preliminary basis to the fair values of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill. The preliminary allocation was based on a third-party valuation and management’s estimates. Areas of the purchase price that are not yet finalized and may result in future amounts payable by PMC relate to settlement of legal matters, design software licenses, and the residual goodwill. The preliminary allocation of the purchase price was as follows:

(in thousands)
In-process research and development	$14,800
Inventory	10,720
Property and equipment	7,177
Intangible assets	167,400
Goodwill	238,354
Liabilities assumed	(7,220)

Net assets acquired	$431,231

Intangible assets acquired, and their respective estimated remaining useful lives are:

(in thousands)	Estimated fair value	Estimated average remaining useful life
Core technology	$114,300	8 years
Customer relationships	46,300	10 years
Trademarks	3,600	indefinite
Backlog	3,200	six months
In-process research and development	14,800	N/A

Total intangible assets acquired	$182,200

In-process research and development relating to next-generation storage devices was expensed immediately because technological feasibility has not been established and no future alternative uses exist. The value was calculated using a discounted cash flow technique that estimated the expected future cash flow attributable to the in-process technology over a period of approximately 10 years. This methodology involved examining the rights to the projects, their current progress toward completion, evidence of existing and future markets, and remaining technological, engineering, or regulatory risks.

Estimated future amortization expense for purchased intangible assets is as follows:

(in thousands)
2006	$16,950
2007	18,918
2008	18,918
2009	18,918
2010	18,918
thereafter	69,068

The pro forma financial information presented below gives effect to the acquisition of the Storage Semiconductor Business as if it occurred as of the beginning of fiscal 2005. If the acquisition had occurred at the beginning of 2005, the $14.8 million charge for in-process research and development would have been expensed in 2005. In addition, amortization of intangible assets would have been $5.5 million and $2.6 million higher, in the first quarter of 2005 and 2006, respectively. The pro forma results do not purport to represent what our results of operations actually would have been if the transaction had occurred on the date indicated or what the results of operations will be in future periods.

	Three months ended
(in thousands)	April 2, 2006	April 3, 2005
Pro forma revenues	$105,281	$94,067
Pro forma net income (loss)	$4,407	$(17,611)
Pro forma basic and diluted net income (loss) per share	$0.02	$(0.10)

NOTE 3. Stock-Based Compensation

At April 2, 2006, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three months ended April 2, 2006 as follows:

(in thousands)	Three Months Ended April 2, 2006
Cost of revenues	$423
Research and development	2,494
Selling, general and administrative	2,984

Total	$5,901

The Company received cash of $11.4 million from all stock-based awards during the three months ended April 2, 2006.

Stock Option Plans. The Company issues its Common Stock under the provisions of various stock option plans. Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the grant date. The options generally expire within five to ten years and vest over four years.

In 2001, the Company simplified its plan structure. The 2001 Stock Option Plan (the “2001 Plan”) was created to replace a number of stock option plans the Company had assumed in connection with mergers and acquisitions completed prior to 2001. The number of shares available for issuance under the 1994 Incentive Stock Plan (“1994 Plan”) were approved by stockholders. New stock options or other equity incentives may only be issued under the 1994 Plan and the 2001 Plan.

Activity under the option plans during the three months ended April 2, 2006 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value per share at April 2, 2006
Outstanding, December 31, 2005	27,896,299	$10.01
Granted	6,543,007	$10.89
Exercised	(2,038,672)	$5.60
Forfeited or expired	(762,162)	$10.64
Outstanding, April 2, 2006	31,638,472	$10.46	7.5	$3.45

Exercisable, April 2, 2006	16,756,777	$11.59	5.9	$3.75

The fair value of the Company’s stock option awards granted to employees during the three months ended April 2, 2006 was estimated using a binomial valuation model. Prior to July 3, 2005, the fair value of the Company’s stock option awards to employees was estimated, for disclosure purposes under SFAS 123, using a Black-Scholes option pricing model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that the binomial model provides a better estimate of the fair value of stock option awards because it considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. Both models require the input of highly subjective assumptions including the expected stock price volatility and expected life.

The Company’s estimates of expected volatilities are based on a weighted historical and market-based implied volatility. The Company uses historical data to estimate option exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the stock option valuation model and represents the period of time that granted options are expected to be outstanding. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of the Company’s stock option awards were calculated for expense recognition in the three months ended April 3, 2006, and for disclosure purposes under SFAS 123 in the three months ended April 2, 2005, using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	April 2, 2006	April 3, 2005
Expected life (years)	3.8	6.4
Expected volatility	58%	64%
Risk-free interest rate	4.6%	4.3%

The weighted average grant-date fair value of stock options granted during the three months ended April 2, 2006 was $4.93 per stock option. The total intrinsic value of stock options exercised during the three months ended April 2, 2006 was $6.8 million.

As of April 2, 2006 there was $39.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan, which is expected to be recognized over a weighted-average period of 26 months.

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

During the first quarter of 2006, 457,566 shares were issued under the Plan at a weighted-average price of $7.34 per share. As of April 2, 2006, 7,903,387 shares were available for future issuance under the ESPP (December 31, 2005 - 6,527,512).

The fair values of share purchases through the Company’s ESPP were calculated using the Black-Scholes option pricing model, applying an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	April 2, 2006	April 3, 2005
Expected life (years)	1.3	1.4
Expected volatility	44%	63%
Risk-free interest rate	4.7%	3.0%

The weighted average grant-date fair value of ESPP awards during the three months ended April 2, 2006 was $3.27.

NOTE 4. Derivatives Instruments and Hedging Activities

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

At April 2, 2006, the Company had five currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $51.9 million and the contracts had a fair value of $1.6 million as of April 2, 2006. The gain or loss from the ineffective portion of the hedges was not significant.

NOTE 5. Restructuring costs and other charges

In the first quarter of 2006, the Company continued the workforce reduction plans initiated in 2005 and recorded $1.6 million in restructuring charges related to the termination of 19 employees, primarily from research and development. In addition, the Company reversed a portion of its restructuring accrual because certain floors of the Santa Clara facility that had been abandoned in 2003 were re-occupied in 2006 due to the acquisition of the Storage Semiconductor Business. This reversal reduced the 2003 restructuring provision by $2.3 million.

Restructuring activities - 2005

During 2005, the Company completed various restructuring activities aimed at streamlining production and reducing its operating expenses. In the first quarter of 2005, the Company recorded restructuring charges of $0.9 million in severance costs related to the termination of 24 employees across all business functions. In the second quarter of 2005, the Company expanded the workforce reduction activities initiated during the first quarter and terminated 63 research and development employees located in the Santa Clara facility. In addition, the Company consolidated its two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. As a result, the Company recorded total second quarter restructuring charges of $7.6 million including $6.7 million for termination benefits and a $0.9 million write-down of equipment and software assets whose value was impaired as a result of these plans. In the third quarter of 2005, the Company consolidated its facilities and vacated excess office space in the Santa Clara location, and recorded a restructuring charge of $5.3 million for excess facilities and an additional $0.1 million in severance costs. To date, the Company has made payments relating to these activities of $9.1 million. As of April 2, 2006, the software assets have been disposed of and $0.9 million severance costs remains to be paid in 2006. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees , the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, PMC has recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. The Company has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. Cash payments made to date under this plan have been $12.7 million. A $0.7 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003. In the first quarter of 2006, the Company reversed $2.3 million of its restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the acquisition of the Storage Semiconductor Business.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. To date, the Company has made cash payments under this plan of $154.5 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003. To date, PMC has reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two. Due to a continued downturn in real estate markets, the facilities costs were expected to be higher than anticipated in the original plan at that time, a result of which the Company recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, the Company recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, the Company has made cash payments of $19.7 million under this plan. Due to the continued downturn in real estate markets, the Company expected these costs to be higher than anticipated in the original plan. As a result, PMC recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011. The activity related to excess facility accruals under these plans during the three months ended April 2, 2006, and activity related to the accrual for severance were as follows:

Excess facility costs

(in thousands)	2005	January 2003	October 2001	March 2001	Total
Balance at December 31, 2005	$4,871	$3,011	$4,767	$2,099	$14,748
Adjustments	—	(2,300)	—	—	(2,300)
Cash payments	(326)	(166)	(242)	(521)	(1,255)

Balance at April 2, 2006	$4,545	$545	$4,525	$1,578	$11,193

Severance costs

(in thousands)	2005	January 2003	October 2001	March 2001	Total
Balance at December 31, 2005	$485	$—	$—	$—	$485
Charges	1,562	—	—	—	1,562
Cash payments	(1,140)	—	—	—	(1,140)

Balance at April 2, 2006	$907	$—	$—	$—	$907

NOTE 6. Investments in debt securities

The following tables summarize the Company’s investments in debt securities:

(in thousands)	Apr 2, 2006	Dec 31, 2005
Available-for-sale:
US Government Treasury and Agency notes	$25,110	$129,920
Corporate bonds and notes	112,053	441,167

	$137,163	$571,087

Reported as:
Cash equivalents	$87,967	$349,177
Short-term investments	49,196	221,910

	$137,163	$571,087

NOTE 7. Investments and other assets

During the three months ended April 2, 2006, the Company sold its investment in Ikanos Communications Inc. for proceeds of $5.1 million and recorded a gain of $3.1 million, included in Gain on sale of investments on the Statement of Operations. As of April 2, 2006, the Company has recorded the amount receivable in Prepaid expenses and other current assets.

NOTE 8. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
(in thousands)	Apr 2, 2006	Apr 3, 2005
Net (loss) income	$(14,333)	$3,277
Other comprehensive income:
Change in net unrealized gains on investments	(110)	(596)
Change in fair value of derivatives	(711)	(682)

Total	$(15,154)	$1,999

NOTE 9. Net Income Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
(in thousands, except per share amounts)	Apr 2, 2006	Apr 3, 2005
Numerator:
Net (loss) income	$(14,333)	$3,277

Denominator:
Basic weighted average common shares outstanding (1)	187,218	182,192
Effect of dilutive securities:
Stock options	—	6,486

Diluted common shares outstanding (1)	187,218	188,678

Basic net (loss) income per share	$(0.08)	$0.02

Diluted net (loss) income per share	$(0.08)	$0.02

The Company had 5.3 million common stock equivalents related to stock options, and 4.1 million common stock equivalents related to the 2.25% Senior Convertible Notes at April 2, 2006, that were not included in diluted net loss per share because they would be antidilutive.

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

NOTE 10. Subsequent Events

On May 4, 2006, the Company acquired Passave, Inc. (“Passave”), a privately held Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated April 4, 2006 (the “Merger Agreement”), among the Company, a newly formed direct wholly-owned subsidiary of the Company (“Merger Sub”), Passave, and a representative of certain securityholders of Passave. The Company acquired Passave by Merger Sub merging with and into Passave, with Passave continuing as the surviving corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, the Company issued shares of its common stock having a value of approximately $300 million for all of the outstanding capital stock, warrants and vested options of Passave. In addition, the Company assumed all unvested stock options of Passave, which will be recorded as stock-based compensation over the requisite service period in accordance with FAS 123(R). Of the consideration received by stockholders of Passave, approximately 10% will be held in escrow to satisfy certain indemnification and other obligations. The Company and the securityholders of Passave have agreed to indemnify the other for, among other things, breaches of representations, warranties and covenants of the Company and Passave in the Merger Agreement.

PMC expects to incur merger costs of approximately $2.7 million in connection with this transaction. In addition, PMC expects to incur one-time charges in the second quarter of 2006, as well as ongoing amortization related to the acquired business.

PMC is in the process of obtaining third party valuations related to the transaction; thus, the allocation of the purchase price is not yet determinable.

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

Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report and our other filings with the SEC.

OVERVIEW

We generate revenues from the sale of semiconductor devices that we have designed and developed. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, all of our revenues in the first three months of 2006 came from parts developed in 2005 and earlier. After an individual product is completed and announced it may take several years before that device generates any significant revenues. Our current revenue is generated by a portfolio of more than 250 products.

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

Demand for the majority of the products and solutions that we sell is largely driven by the capital spending of service providers in the telecommunications industry, and traditionally our sales in this market area have represented the majority of our annual revenues (approximately 70% in 2005). Demand for our products and solutions that are driven by the capital spending of corporations, enterprises, and smaller businesses, have in the past represented a smaller portion of revenues (approximately 30% in 2005). We expect that, as a result of our acquisition of the Storage Semiconductor Business from Avago on February 28, 2006, the mix of our combined total networking revenues will shift to approximately 50% from the telecommunications market and 50% from the enterprise and storage markets.

PMC’s results for the first quarter of 2006 included the results of the Storage Semiconductor Business for the fiscal month of March 2006. Revenues from the Storage Semiconductor Business were $8.8 million, primarily from the Tachyon product line.

Subsequent to the end of the quarter, on May 4, 2006, we completed the acquisition of Passave Inc., a company that develops system-on-chip semiconductor solutions for the Fiber To The Home (FTTH) access market.

On January 1, 2006, we adopted FAS 123(R) on a modified prospective basis, which resulted in stock-based compensation expense of $5.9 million in the first quarter. See Notes 1 and 3 to the Condensed Consolidated Financial Statements for further information on stock-based compensation. We expect that the adoption of FAS 123(R) will continue to have an adverse impact on our reported results of operations in future quarters.

In order to align our fiscal year end with the calendar year end, the first fiscal period of 2005 consisted of 14 weeks compared to 13 in the first quarter of 2006.

Results of Operations

First Quarters of 2006 and 2005

Net Revenues (in millions)

	First Quarter
	2006	2005	Change
Net revenues	$87.8	$66.1	33%

Net revenues for the first quarter of 2006 were $87.8 million compared to $66.1 million for the same period in 2005, an increase of $21.7 million, or 33%. The increase was driven primarily by $8.8 million of additional revenue from the acquisition of the Storage Semiconductor Business, and from increased orders in the fourth quarter of 2005 and the first quarter of 2006. During the first quarter of 2006 we experienced improved activity in all areas of the Service Provider market, including: metro optical transport; multi-service switching and routing; and wireless infrastructure.

Gross Profit (in millions)

	First Quarter
	2006	2005	Change
Gross profit	$61.2	$46.5	32%

Percentage of net revenues	70%	70%

Total gross profit increased $14.7 million, or 32%, in the first quarter of 2006 compared to the same period in 2005. This increase is primarily due to a higher volume of units sold. Incremental gross profit from the Storage Semiconductor Business was $5.9 million.

Gross profit as a percentage of revenues was approximately 70% in the first quarters of both 2006 and 2005. We recorded $0.4 million stock-based compensation expense as a result of adopting SFAS 123(R) in the first quarter of 2006 compared to none in the first quarter of 2005, which had an impact of less than one percentage point.

Other Costs and Expenses (in millions)

	First Quarter
	2006	2005	Change
Research and development	$33.7	$31.4	7%
Percentage of net revenues	38%	48%

Selling, general and administrative	$19.6	$13.0	51%
Percentage of net revenues	22%	20%

Amortization of purchased intangible assets	$2.1	—	100%
Percentage of net revenues	2%	0%

In-process research and development	$14.8	—	100%
Percentage of net revenues	17%	0%

Restructuring costs and other charges	$(0.7)	$0.9	(178)%
Percentage of net revenues	-1%	1%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses were $2.3 million, or 7%, higher in the first quarter of 2006 compared to the first quarter of 2005. Total payroll costs, including the acquired business, were higher by $0.4 million as cost savings achieved through the 2005 and 2006 workforce reduction activities were offset by additional headcount from the Storage Semiconductor Business. In addition, we recorded $2.5 million stock-based compensation expense as a result of adopting SFAS 123(R). Training and travel costs also increased by $0.2 million due to the acquisition, materials costs were higher by $0.1 million, and amortization of intellectual property increased by $0.2 million. These increases were offset by $0.6 million lower hardware and software maintenance costs, reduced depreciation of $0.2 million, and other cost reductions of $0.3 million. R&D costs included in the first quarter of 2006 from the Storage Semiconductor Business were approximately $2.4 million.

Our selling, general and administrative, or SG&A, expenses increased by $6.6 million, or 51%, in the first quarter of 2006 compared to the first quarter of 2005. SG&A costs included in the first quarter of 2006 from the Storage Semiconductor Business were approximately $1.0 million. Including the acquired business, payroll-related costs were higher by $1.7 million. Training and travel increased by $0.5 million primarily due to the acquisition. In addition, we recorded $3.0 million stock-based compensation expense as a result of adopting SFAS 123(R). Commissions increased by $0.5 million due to higher revenues. Other increases included higher professional fees of $0.4 million, facility and general office costs of $0.3 million and consulting expenses of $0.2 million.

Amortization of purchased intangible assets and in-process research and development

On February 28, 2006, we completed the acquisition of the Storage Semiconductor Business from Avago. Under the terms of the Purchase Agreement, we purchased the Storage Semiconductor Business for approximately $431.2 million in cash and direct costs of the acquisition. The total purchase price was allocated on a preliminary basis, based on a third-party valuation and management’s estimates, to the fair values of assets acquired and liabilities assumed, and the excess of the purchase price over the net tangible and intangible assets was recorded as goodwill.

A portion of the purchase price was allocated to identified intangible assets, including $114.3 million to technology assets with useful lives of approximately 8 years, $46.3 million to customer relationships with useful lives of approximately 10 years, $3.6 million to trade marks with indefinite lives, and $3.2 million to backlog with a useful life of approximately six months. Amortization of acquired intangible assets having definite lives from the date of the acquisition on February 28, 2006, was $2.1 million in the first quarter of 2006.

A portion of the remaining purchase price was allocated to in-process research and development projects relating to next-generation storage devices and was calculated to be $14.8 million using a discounted cash flow technique. The fair value of these projects was expensed immediately because technological feasibility has not been established and no future alternative uses exist. The value was calculated using a discounted cash flow technique that estimated the expected future cash flow attributable to the in-process technology over a period of approximately 10 years. This methodology involved examining the rights to the projects, their current progress toward completion, evidence of existing and future markets, and remaining technological, engineering, or regulatory risks.

Restructuring costs and other charges

In the first quarter of 2006, we continued the workforce reduction plans initiated in 2005 and recorded $1.6 million restructuring charges related to the termination of 19 employees, primarily from research and development. In addition, we reversed a portion of our restructuring accrual because certain floors of our Santa Clara facility that had been abandoned in 2003 were re-occupied in 2006 due to the acquisition of the Storage Semiconductor Business. This reversal reduced the 2003 restructuring provision by $2.3 million.

Restructuring activities – 2005

In the first quarter of 2006, we continued the workforce reduction plans initiated in 2005 and recorded $1.6 million restructuring charges related to the termination of 19 employees, primarily from research and development, in the Santa Clara facility. During 2005, we completed various restructuring activities aimed at streamlining production and reducing its operating expenses.

In the first quarter of 2005, we recorded restructuring charges of $0.9 million in severance costs related to the termination of 24 employees across all business functions. In the second quarter of 2005, we expanded the workforce reduction activities initiated during the first quarter and terminated 63 employees from research and development located in the Santa Clara facility. In addition, we consolidated its two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. As a result, we recorded total second quarter restructuring charges of $7.6 million including $6.7 million for termination benefits and a $0.9 million write-down of equipment and software assets whose value was impaired as a result of these plans. In the third quarter of 2005, we consolidated our facilities and vacated excess office space in the Santa Clara location, and recorded a restructuring charge of $5.3 million for excess facilities and an additional $0.1 million in severance costs. To date, we have made payments relating to these activities of $9.1 million. As of April 2, 2006, the software assets have been disposed of and $0.9 million severance costs remains to be paid in 2006. Payments related to the excess facilities will extend to 2011.

Restructurings – 2003 and 2001

In 2003 and 2001, we implemented three restructuring plans aimed at focusing development efforts on key projects and reducing operating costs in response to the severe and prolonged economic downturn in the semiconductor industry. Our assessment of the market demand for its products, and the development efforts necessary to meet this demand, were key factors in our decisions to implement these restructuring plans. As end markets for our products had contracted, certain projects were curtailed in an effort to cut costs. Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during these periods.

The January 2003 restructuring included the termination of 175 employees, the closure of design centers in Maryland, Ireland and India and vacating office space in the Santa Clara facility. To date, we have recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. Cash payments made to date under this plan have been $12.7 million. A $0.7 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003. In the first quarter of 2006, we reversed $2.3 million of our restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the acquisition of the Storage Semiconductor Business.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. To date, we have made cash payments under this plan of $154.5 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003. To date, we have reversed $5.3 million of excess restructure provision, primarily related to Mission Towers One. Due to the continued downturn in real estate markets, the facilities costs are expected to be higher than anticipated in the original plan and as a result, we recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, we have made cash payments of $19.7 million under this plan. Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan. As a result, we recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on all of our surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011. The activity related to excess facility accruals under these plans during the three years ended December 31, 2005, and activity related to the 2005 accrual for severance were as follows:

Excess facility costs

(in thousands)	2005	January 2003	October 2001	March 2001	Total
Balance at December 31, 2005	$4,871	$3,011	$4,767	$2,099	$14,748
Adjustments	—	(2,300)	—	—	(2,300)
Cash payments	(326)	(166)	(242)	(521)	(1,255)

Balance at April 2, 2006	$4,545	$545	$4,525	$1,578	$11,193

Severance costs

(in thousands)	2005	January 2003	October 2001	March 2001	Total
Balance at December 31, 2005	$485	$—	$—	$—	$485
Charges	1,562	—	—	—	1,562
Cash payments	(1,140)	—	—	—	(1,140)

Balance at April 2, 2006	$907	$—	$—	$—	$907

Other Income and Expenses (in millions)

	First Quarter
	2006	2005	Change
Interest income, net	$3.6	$2.7	33%
Percentage of net revenues	4%	4%

Foreign exchange (loss) gain	$0.0	$(0.6)	(102)%
Percentage of net revenues	0%	-1%

Loss on extinguishment of debt and amortization of debt issue costs	$(0.2)	$(1.6)	(85)%
Percentage of net revenues	0%	-2%

Gain on sale of investments	$1.8	$1.4	28%
Percentage of net revenues	2%	2%

Interest income, net

Net interest income increased by $0.9 million in the first quarter of 2006 compared to the first quarter of 2005. In the fourth quarter of 2005, we issued $225.0 million of 2.25% Senior Convertible Notes. These funds earned a higher yield on the short-term deposits than the interest rate on the Notes. On February 28, 2006, we paid approximately $425 million in cash for the acquisition of the Storage Semiconductor Business, thus reducing our interest income for the remainder of the quarter.

Foreign exchange gain (loss)

Our foreign exchange gain was less than $0.1 million in the first quarter of 2006 compared to a $0.6 million loss in the first quarter of 2005.

We have a significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through the fourth quarter of 2006. The foreign exchange gain from the first quarter of 2006 relates primarily to the re-measurement of accrued income tax amounts in our Canadian subsidiary. We do not hedge our accrual for Canadian income taxes against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Loss on extinguishment of debt and amortization of debt issue costs

In the fourth quarter of 2005, we issued $225.0 million 2.25% senior convertible notes. As a result, in the first quarter of 2006, we recognized amortization of debt issue costs of $0.2 million.

On January 18, 2005, we redeemed our 3.75% convertible subordinated notes, which PMC had issued in 2001. We expensed the $1.0 million call premium and the remaining unamortized debt issue costs of $0.6 million, resulting in an aggregate net loss on redemption of $1.6 million.

Gain on sale of investments

During the first quarter of 2006, we sold our investment in Ikanos Communications Inc. for proceeds of $5.1 million and recorded a gain of $3.1 million, included in Gain on sale of investments on the Statement of Operations. The gain was partially offset by a $1.3 loss on sales of other short-term investments that were redeemed prior to maturity to fund the acquisition of the Storage Semiconductor Business.

Provision for income taxes

We recorded a provision for income taxes of $11.2 million in the first quarter of 2006 based on net income, excluding expenses for which we will not receive a tax benefit, multiplied by an expected annual effective tax rate of 20%. In addition, we recorded $7.1 million tax expense relating to withholding and other taxes on the repatriation of funds used to purchase the Storage Semiconductor Business.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 31, 2005, which also provides commentary on our most critical accounting estimates. The following additional estimates were of note during the first three months of 2006:

Valuation of Goodwill and Intangible Assets

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired, including in-process research and development (IPR&D). The amounts allocated to IPR&D are expensed immediately. The amounts allocated to, and the useful lives estimated for, other intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. If assumptions and estimates used to allocate the purchase price prove to be inaccurate based on actual results, future asset impairment charges could be required.

Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test. To determine any goodwill impairment, we perform a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to carrying value.

There was no impairment to goodwill or intangible assets during the three months ended April 2, 2006. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

Stock-based compensation

On January 1, 2006, we adopted SFAS 123(R), which requires the recognition of compensation expense for all share-based payment awards. Under this SFAS 123(R) we measure the fair value of awards of equity instruments and recognize the cost, net of an estimated forfeiture rate, on a straight-line basis over the period during which services are provided in exchange for the award, generally the vesting period.

Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of PMC’s stock price. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. Our estimates of expected volatilities are based on a weighted historical and market-based implied volatility. In order to determine the expected life of the awards, we use historical data to estimate option exercises and employee terminations; separate groups of employees that have similar historical exercise behavior, such as directors or executives, are considered separately for valuation purposes. The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data.

The assumptions used in calculating the fair value of stock-based awards involve estimates that require management judgment. If factors change and we use different assumptions, our stock-based compensation expense could change significantly in the future. In addition, if our actual forfeiture rate is different from our estimate, our stock-based compensation could change significantly in the future. See Notes 1 and 3 to the Condensed Consolidated Financial Statements for further information on stock-based compensation.

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

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans implemented that year. The total remaining estimate of $6.1 million related to the 2001 restructuring plans represents 100% of the estimated total future operating costs and lease obligations for the effected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites and the recording of $9.6 million charge related to these facilities. In the first quarter of 2006, we reversed $2.3 million of this provision because a portion of the space was re-occupied. The total remaining estimate of $0.6 million related to the closing of all four sites represents approximately 100% of the estimated total future operating costs and lease obligations for these sites.

In the third quarter of 2005, we recorded charges of $5.3 million for the restructuring of excess facilities in connection with the restructuring plans implemented in 2005. The total remaining estimate of $4.5 million represents 100% of the estimated total future operating costs and lease obligations for the site.

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

Business Outlook

We expect our revenues for the second quarter of 2006 to be in the range of $108 million to $112 million, excluding the impact of the acquisition of Passave. As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”. Our revenue outlook for the second quarter of 2006 depends in part on achieving 33% to 36% of our revenues from our turns business. Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate our second quarter 2006 gross margins will be approximately 71% to 73% before stock-based compensation and acquisition-related costs, and excluding the impact of the acquisition of Passave. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins could also vary depending on the mix of products sold.

We expect our second quarter of 2006 research and development and marketing, general and administrative expenses, before stock-based compensation expense and acquisition-related costs, and excluding the impact of the acquisition of Passave, to be higher compared with the prior quarter, reflecting a full quarter of Storage Semiconductor Business operating costs.

We anticipate that interest and other income in the second quarter of 2006 will be approximately $1.0 million, and our income tax provision rate will be 20%.

Liquidity & Capital Resources

Our principal source of liquidity at April 2, 2006 was $202.6 million in cash and cash equivalents and short-term investments.

In the first three months of 2006, we used $11 million of cash in operating activities. Significant changes in working capital accounts included:

•	a $19.3 million increase in prepaid expenses due to renewals of design tool software contracts;

•	a $13.0 million increase in accounts receivable, which increased our calculated number of days outstanding at the end of the first quarter of 2006 to 47 compared to 37 at the end of 2005, primarily due to the acquisition of the Storage Semiconductor Business in the final month of the quarter, for which $8.8 million in revenues were earned, but minimal receivables were collected by the end of the quarter;

•	a $12 million increase in inventory, resulting primarily from $10.7 million of inventory acquired with the Storage Semiconductor Business, which reduced the calculated number of times our inventory turned over on an annualized basis from 5.6 at the end of 2005 to 4.2 at the end of the first quarter of 2006;

•	a $7.3 million increase in our provision for income taxes primarily from the withholding and other taxes accrued as a result of repatriating funds to purchase the Storage Semiconductor Business;

•	a $7.0 million increase in accounts payable and accrued liabilities due primarily to the acquisition of the Storage Semiconductor Business and accrued interest on the Senior Convertible Notes, offset by a reduction in accruals for the ESPP;

•	a $3.1 million decrease in accrued restructuring costs due primarily to a $2.3 million reversal of provision for facilities that were re-occupied in the first quarter of 2006; and

•	a $1.2 million increase in deferred income due to greater levels of shipments in the third month of the quarter to our major distributor.

In the first three months of 2006, cash flows from our investment activities included:

•	cash used to purchase the Storage Semiconductor Business for approximately $431.2 million;

•	cash proceeds of $173.0 million from the sale or maturity of short -term debt investments;

•	proceeds of $5.1 million from the sale of strategic investments and other assets; and

•	an investment of $3.1 million for the purchases of property, equipment and intangible assets.

In the first three months of 2006, cash flows from our financing activities included:

•	cash proceeds of $14.8 million from the issuance of common stock under our equity-based compensation plans.

As of April 2, 2006, we had cash commitments made up of the following:

(in thousands) Contractual Obligations
	Total	2006	2007	2008	2009	2010	After 2010
Operating Lease Obligations:
Minimum Rental Payments	$47,846	$8,112	$9,638	$11,531	$6,965	$6,980	$4,620
Estimated Operating Cost Payments	16,674	2,974	3,693	3,435	2,664	2,709	1,199
Long Term Debt:
Principal Repayment	225,000	—	—	—	—	—	225,000
Interest Payments	101,095	4,908	5,063	5,063	5,063	5,063	75,935
Purchase and other Obligations	7,925	4,895	1,588	1,442	—	—	—

	$398,540	$20,889	$19,982	$21,471	$14,692	$14,752	$306,754

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $9.7 million at April 2, 2006 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter. In addition, excluded from the table above are potential additional payments resulting from the finalization of the purchase prices for the Storage Semiconductor Business and Passave.

We have a line of credit with a bank that allows us to borrow up to $1.5 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit. At April 2, 2006 we had committed $0.8 million under letters of credit as security for office leases.

We expect to use approximately $12.4 million of cash in the remainder of 2006 for capital expenditures, including purchased intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, capital expenditure, wafer deposit and remaining restructuring requirements through the end of 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

Cash Equivalents and Short-term Investments:

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

Based on a sensitivity analysis performed on the financial instruments held at April 2, 2006, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100 or 150 basis points would result in a decline, or increase, in portfolio value of approximately $0.1 million, $0.2 million and $0.2 million, respectively.

Senior Convertible Notes:

At April 2, 2006, $225 million of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but are registered for resale under the Securities Act of 1933.

The notes rank equal in right of payment with our other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. We may redeem all or a portion of the notes at par on and after October 20, 2012. The holders may require that we repurchase notes on October 15, 2012, 2015 and 2020 respectively.

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

At December 31, 2004, $68.1 million of our 3.75% convertible subordinated notes were outstanding. On January 18, 2005 we redeemed these notes for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium.

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

As at April 2, 2006, we had five currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $51.9 million and the contracts had a fair value of $1.6 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accruals for Canadian income taxes in the ordinary course of business, and consequently in the first quarter of 2006 we recorded a $0.1 million foreign exchange gain relating to this item. Our profitability would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies. For example, if the value of the United States dollar decreased by an additional 5% relative to the Canadian dollar, our profitability would decrease by $3.7 million.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our chief executive officer and our chief financial officer, our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

On November 17, 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California. In that claim, UTStarcom raised various demands regarding issues relating to the interaction of Passave’s PAS 5001 system-on-a-chip with a particular company’s switch used by UTStarcom in its Fiber To The Home products. In the suit, UTStarcom asserts various claims for breach of contract and breach of warranty and requests indemnity associated with the sale of Passave’s PAS 5001 products. UTStarcom claims that it incorporated those products into its Fiber To The Home products that were shipped to a particular customer, and that that customer informed UTStarcom that those Fiber To The Home products supplied by UTStarcom were experiencing unacceptable data interruptions. UTStarcom further claims the data interruptions were caused by the failure of Passave’s PAS 5001 to properly interface with another company’s switch in the UTStarcom product. UTStarcom also claims that Passave breached certain warranties contained in its purchase orders and is obligated to indemnify UTStarcom and its customers for any damages that resulted from a breach of these warranties. UTStarcom further claims that its customers have submitted claims to UTStarcom, which UTStarcom also alleges stem from its product’s failure attributable to Passave’s chips. UTStarcom also claims that it has incurred costs and expenses in an amount exceeding $30 million in connection with the product defects it claims are attributable to the PAS 5001 products.

We believe that Passave has meritorious defenses to UTStarcom’s claims. Nevertheless, Passave has informed UTStarcom that it is prepared to replace a number of such system-on-a-chips that Passave had shipped to it as an accommodation to UTStarcom. Although Passave has attempted to try to resolve this claim, it may not be able to do so on reasonable terms, if at all. If Passave loses this litigation, a court could require us to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require Passave to make substantial payments. Either of these results could have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors

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

Our ability to project revenues is limited because a significant portion of our quarterly revenues may be derived from orders placed and shipped in the same quarter, which we call our “turns business.” Our turns business varies widely quarter to quarter. Our customers may delay product orders and reduce delivery lead-time expectations, which reduces our ability to project revenues beyond the current quarter. While we evaluate end users’ and contract manufacturers’ inventories of our products to assess the impact of inventories on our projected turns business, we do not have complete information on their inventories. This could cause our projections of a quarter’s turns business to be inaccurate, leading to lower revenues than projected.

We may fail to meet our demand forecasts if our customers cancel or delay the purchase of our products.

Many of our customers have numerous product lines, numerous component requirements for each product, sizeable and complex supplier structures, and typically engage contract manufacturers for additional manufacturing capacity. In addition, our customers often shift buying patterns as they manage inventory levels, market different products, or change production schedules. This makes forecasting their production requirements difficult and can lead to an inventory surplus of certain of their components. This also reduced our visibility for revenues beyond the current quarter, so projections of full-year results based on current guidance from customers may not be realized.

We may be unable to deliver products to customers when they require them if we incorrectly estimate future demand, and this may cause the timing of shipments of our products to fluctuate. Our book-to-bill ratio in a quarter does not predict accurately revenues in the next quarter. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionately negative effect on our operating results.

If the demand for our customers’ products declines, demand for our products will be similarly affected and our revenues, gross margins and operating performance will be adversely affected.

Our customers are subject to their own business cycles, most of which are unpredictable in commencement, depth and duration. We cannot accurately predict the continued demand of our customers’ products and the demands of our customers for our products. For example, industry analysts currently forecast continued growth in capital expenditures by telecommunication service providers, which increases our demand for our customers’ products. In the past these service providers have reduced capital spending without notice, adversely affecting our revenues. As a result of this uncertainty, our past operating results may not be indicative of our future operating results. It is possible that, in future periods, our results may be below the expectations of public market analysts and investors. This could cause the market price of our common stock to decline.

We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern.

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems accounted for more than 10% of our revenues in the first quarter of 2006. The companies that constitute our largest customers may change due to the Storage Semiconductor Business and Passave acquisitions. We do not have long-term volume purchase commitments from any of our major customers. We sell our products to customers solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated and natural disasters. Our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Our recent acquisitions may adversely affect our results of operations and be dilutive to existing shareholders.

In addition to the risks we generally face in connection with acquisitions, including difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired businesses, there are several risks that we face in connection with the acquisitions of Passave Inc., and the Avago Storage Semiconductor Business.

We purchased Passave in part based on projected growth in the Fiber To The Home market. This growth depends on many factors, including service provider capital expenditures, consumer adoption of FTTH-based services and government policy. The timing of development of the North American FTTH market is less certain than in Asian markets.

Whether and when the Passave acquisition becomes accretive to PMC depends on growth in both Passave’s and PMC’s business. Projected tax rates for Passave’s business assume continued tax incentives from the state of Israel.

PMC must successfully integrate Passave’s personnel and operations with PMC’s personnel and operations to achieve the benefits of the acquisition.

The Storage Semiconductor Business acquisition may make us reliant on a limited number of customers for a major portion of its revenues. We may also be unsuccessful at, either selling the existing products of the acquired business, or developing and selling new products of the combined company. We may not achieve our goal of improving time-to-market for integrated circuits using its existing technology and the acquired business’ technology.

If we fail to successfully address integration challenges in a timely manner, or at all, we may not realize the anticipated benefits or synergies of the acquisitions to the extent, or in the time frame, anticipated. Even if the acquired businesses are successfully integrated, we may not receive the expected benefits of the acquisitions, which are based on forecasts, which are subject to numerous assumptions which may prove to be inaccurate. Any one of these integration challenges or any combination thereof could adversely affect our cashflow and results of operations, and as a result, the acquisitions may prove to be dilutive to existing shareholders.

Passave is involved in litigation with UTStarcom that may be expensive and time consuming.

In November, 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California, which is described above under Item 1. “Legal Proceedings”. We believe that Passave has meritorious defenses to UTStarcom’s claims. Although Passave has attempted to try to resolve this claim, it may not be able to do so on reasonable terms, if at all. If Passave loses this litigation, a court could require us to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require Passave to make substantial payments. Either of these results could have a material adverse effect on our business, results of operations and financial condition.

Changes in the political and economic climate in China, Taiwan, and other Asian countries may have a significant impact on our profitability.

China represents a significant portion of our net revenues (16% and 17% for the quarters ended April 2, 2006 and April 3, 2005, respectively) and substantially all of Passave’s revenues in 2005 were derived from sales of its products into Japan. Our financial condition and results of operations are becoming increasingly dependent on our sales in China and the majority of our wafer supply comes from Taiwan. China has large organizations with major programs that can start and stop quickly. For example, in 2004 our operating profits were adversely affected by a sudden slowdown in telecom infrastructure build-out in China. Instability in China’s economic environment could lead to a contraction of capital spending by our customers. Economic downturns, decreases in demand in these markets for our products and overall negative market conditions in Asia could have a disproportionate effect on our overall business results. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

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

Over the next few years, we expect additional competitors, some of which may also have greater financial and other resources, to enter these markets with new products. These companies, individually or collectively, could represent future competition for many design wins, and subsequent product sales.

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

We currently do not have the ability to accurately predict what products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and demand for their end-user networking equipment, our customers are focusing more on cash preservation and tighter inventory management, and because we supply a large number of products to a variety of customers and contract manufacturers who have many equipment programs for which they purchase our products. Our customers are frequently requesting shipment of our products earlier than our normal lead times. If we do not accurately predict what mix of products our customers may order, we may not be able to meet our customers’ demand in a timely manner or we may be left with unwanted inventory, which could adversely affect our future operating results. In addition, if our customers’ relationships are disrupted for inability to deliver sufficient products or for any other reason, including reasons unrelated to us, it would have a significant negative impact on our business.

Our business may be adversely affected if its customers cannot obtain sufficient supplies of other components needed in their product offerings to meet their production projections and target quantities.

Some of our products are used by customers in conjunction with a number of other components, such as transceivers, microcontrollers and digital signal processors. If, for any reason, our customers experience a shortage of any component, their ability to produce the forecasted quantity of their product offerings may be affected adversely and our product sales would decline until the shortage is remedied. Such a situation could harm our operating results, cash flow and financial condition.

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

Subcontractors in Asia assemble all of our semiconductor products into a variety of packages. Raw material shortages, political and social instability, assembly house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply or assembly. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues. Capacity in the assembly industry has become scarce, lengthening lead times. This could become more severe, which could in turn adversely affect our revenues. We have less control over delivery schedules, assembly processes, quality assurances, raw material supplies, and costs than competitors that do not outsource these tasks.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accrual for Canadian income taxes in the ordinary course of business, and consequently in the first quarter of 2006 we recorded a $0.1 million foreign exchange gain relating to this item. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States and Canadian currencies.

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

From time to time, we license, or acquire, technology from third parties to incorporate into our products. Incorporating technology into our products may be more costly, or require additional management attention to achieve the desired functionality.

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

In 2005, we implemented restructuring plans to streamline production and reduce and reallocate operating costs. In 2001 and 2003, we implemented plans to restructure our operations in response to the decline in demand for our networking products. We reduced the workforce and consolidated or shut down excess facilities in an effort to bring our expenses into line with our revenue expectations.

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

PMC-SIERRA, INC.
(Registrant)

Date: May 10, 2006	/s/ Alan F. Krock
Alan F. Krock
Vice President,
Chief Financial Officer and
Principal Accounting Officer