Form 10-K/A
period 2005-12-31
PMC SIERRA INC
filed 2006-08-16
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 1, 2006, the Registrant had 185,782,745 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2006 Annual Meeting of Stockholders are

incorporated by reference into Part III of this Form 10-K/A Report.

EXPLANATORY NOTE

We are amending our annual report on Form 10-K for the year ended December 31, 2005 to restate our stockholders’ equity as at December 31, 2002 and on the consolidated balance sheets for all subsequent periods, and related disclosures. This Form 10-K/A also includes the restatement of the selected financial data as of and for the years ended December 31, 2002 and December 31, 2001, which is included in Item 6 to this Form 10-K/A.

Our Audit Committee has completed a review of our stock option-award practices. Based on the results of the review we concluded that the accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001 differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. We determined that for certain option grants the allocations to individual recipients and/or the proper documentation of formal corporate approvals had not been completed as of the original accounting measurement dates. As a result, new accounting measurement dates are being applied to the affected option grants. As the majority of the stock options in question were cancelled in an option exchange program in 2002 or were otherwise fully vested, the new measurement dates will not affect operating results for 2003 and subsequent years. The Audit Committee has concluded that, while the Company used incorrect accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, those errors were not the product of any deliberate misconduct by the Company’s executives, staff, or members of its Board of Directors.

As a result of the review we have adjusted our stockholders’ equity on the consolidated balance sheet as at December 31, 2002 and on the consolidated balance sheets for all subsequent periods. The effect of the adjustments was to increase capital stock and additional paid-in capital and increase accumulated deficit on all consolidated balance sheets commencing in 2003. These are offsetting reclassification entries within stockholders’ equity on the consolidated balance sheet and the total amount of stockholders’ equity in 2003 and subsequent consolidated balance sheets did not change. The restatement had no impact on our consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on our cash position or previously reported revenues.

Except as discussed above, and as required to reflect the effects of the restatement in this Form 10-K/A, we have not modified or updated disclosures presented in the original annual report on Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 9, 2006. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (the “SEC”) subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Business;

•	Part I – Item 1A – Risk Factors;

•	Part II – Item 6 – Selected Financial Data;

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II – Item 8 – Financial Statements and Supplementary Data;

•	Part II – Item 9A – Controls and Procedures; and

•	Part IV – Item 15 – Exhibits and Financial Statement Schedules.

In addition, in accordance with applicable SEC rules, this amended Annual Report on Form 10-K/A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as Exhibits 31.1, 31.2, 32.1 and 32.2.

Please refer to Note 2 to the accompanying Consolidated Financial Statements for additional information on the restatement.

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

Further, all forward-looking statements contained in this amended Annual Report on Form 10-K/A, unless they are specifically otherwise stated to be made as of a different date, are made as of March 9, 2006, the original filing date of our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, this Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K filed on March 9, 2006 other than the restatement, and we undertake no obligation to update the forward-looking statements in this Annual Report on Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

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

The reasons we purchased the Agilent storage semiconductor business were primarily (1) the strategic and product fit with our existing storage business; (2) the strong market position it has in the Fibre Channel controller market; (3) the superior design capabilities of its engineering team; and (4) the growth opportunities for standard semiconductor solutions in the enterprise storage market. The addition of the former Agilent storage semiconductor business to PMC will enable us to provide products that will reduce the time it takes for our customers to bring their products to market, reduce the overall cost of storage equipment, and provide a broader array of technologies for the next generation of storage products.

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

In both Asia and some parts of North America, Passive Optical Networking (PON) is being deployed to facilitate a fiber-to-the-home strategy. Instead of copper cables, fiber is deployed to increase reach, reduce noise, and increase bandwidth in both uploading and downloading directions.

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

Storage

Institutions and businesses connect to their data storage either directly or indirectly, the latter using network-attached systems (NAS) or storage area networks (SAN). Fibre Channel protocol, which is the standard for the transfer of information between computers and storage devices, is the dominant standard in the storage area of the market, with the market transitioning from fibre channel operating at 2 Gigabits per second to fibre channel operating at 4 Gigabits per second. In addition, there is a shift occurring in storage networking from parallel to serial interconnections and two standards have emerged which are Serial-Attached SCSI (better known as SAS) and Serial ATA (SATA), both of which are just starting to be introduced into storage networks today. Another standard is called Internet Protocol SCSI (or iSCSI), but this is not expected to gain broader acceptance and deployment until later this decade.

Our products and solutions in this area enable the high-speed interconnection of the servers, switches and storage devices that comprise these systems so large quantities of data can be stored, managed and moved securely. Our focus in this area is on fibre channel interconnect and fibre channel controllers, with switching solutions for both SAS and SATA. There is also an emerging trend in the enterprise storage market for multi-protocol controllers, which we are developing through our acquisition of the storage semiconductor business from Avago.

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

We are broadening our product line in the enterprise storage markets. In addition to our Fibre Channel product line, we have leading edge high-performance interconnect devices designed on protocols such as SAS and SATA. We expect the need for faster and more complex devices based on these protocols to increase as next-generation storage systems are deployed. By acquiring the former storage semiconductor business of Agilent Technologies from Avago Technologies, our Fibre Channel product offering will expand significantly. We are currently working on developing multiprotocol controllers for our OEM customers as well as working on a further integration of features and devices to increase performance and reduce cost.

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

As a result of our internal review of our stock option practices and related restatement of financial results, we may become subject to SEC investigations and litigation, which may not be resolved favorably and will require significant management time and attention and accounting and legal resources, which could negatively affect our business, results of operations and cash flows.

As a result of our restatement, the SEC may conduct a formal or informal investigation. In addition, we may become the subject of government or private litigation, including an investigation by the Department of Justice. There are no assurances that an investigation or litigation will not commence, and if commenced, that it will result in the same conclusions as those reached in the Audit Committee’s review. This may result in different or additional materially adverse accounting or tax impacts on our historical financial statements relating to stock option grants. In addition, an SEC inquiry or investigation or litigation will require significant human and financial resources that could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC investigation or litigation, we could be required to pay damages or penalties or have other remedies imposed upon us. An SEC investigation or litigation may also impair our ability to timely file reports with the Securities and Exchange Commission in the future, which could lead to our inability to continue to meet NASDAQ listing requirements and a possible default on our obligations related to our 2.25% senior convertible notes. We may also be required to suspend our effective registration statements, which may impair our ability to grant employees equity incentives in the future and may also result in penalty payments for our 2.25% senior convertible notes. In addition, we could become the target of costly class-action securities litigation related to other matters in the future. Considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. Any investigation or litigation could adversely affect our business, results of operations, financial position and cash flows.

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

Our Audit Committee has completed a review of our stock option-award practices. Based on the results of the review we concluded that the accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. As a result of the application of different accounting measurement dates to the affected option grants, we recorded an aggregate of $89.6 million of increased stock-based compensation expense for fiscal years 1999 through 2002 as adjustments to stockholders’ equity as at December 31, 2002 and on the balance sheets for all subsequent periods. These are offsetting reclassification entries within stockholders’ equity on the consolidated balance sheet and the total amount of stockholders’ equity in 2003 and subsequent consolidated balance sheets did not change. As a result, the selected financial data for fiscal years 2002 and 2001 have been restated. The restatement had no impact on our consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on our cash position or previously reported revenues.

	Year Ended December 31,(1)
	(in thousands, except for per share data)
	2005(2)	2004(3)	2003(4)	2002(5) Restated(7)	2001(6) Restated (7)
STATEMENT OF OPERATIONS DATA:
Net revenues	$291,411	$297,383	$249,483	$218,093	$322,738
Cost of revenues	80,963	87,542	87,875	92,248	139,239
Gross profit	210,448	209,841	161,608	125,845	183,499
Research and development	118,720	120,492	119,473	137,734	201,087
Selling, general and administrative	56,063	46,135	45,974	63,419	90,302
Amortization of deferred stock compensation
Research and development	—	—	317	18,882	44,367
Selling, general and administrative	215	697	691	19,884	23,081
Impairment of property and equipment	—	—	—	1,824	—
Restructuring costs and other charges	13,833	3,520	15,314	—	195,186
Impairment of goodwill and purchased intangible assets	—	—	—	—	269,827
Amortization of goodwill	—	—	—	—	44,010
Acquisition costs	—	1,212	—	—	—

Income (loss) from operations	21,617	37,785	(20,161)	(115,898)	(684,361)
Interest income, net	12,106	4,859	1,709	6,518	14,339
Foreign exchange gain (loss)	(3,259)	(1,295)	(954)	(1)	207
Gain (loss) on extinguishment of debt and amortization of debt issue costs	(1,809)	(2,233)	287	(1,564)	(652)
Gain (loss) on sale of investments	1,439	9,242	2,416	(11,579)	(14,591)
(Provision for) recovery of income taxes	(2,108)	3,323	8,712	18,858	17,763

Net income (loss)	$27,986	$51,681	$(7,991)	$(103,666)	$(667,295)

Net income (loss) per share - basic:	$0.15	$0.29	$(0.05)	$(0.61)	$(3.97)
Net income (loss) per share - diluted:	$0.15	$0.27	$(0.05)	$(0.61)	$(3.97)

Shares used in per share calculation - basic	184,098	180,353	173,568	170,107	167,967
Shares used in per share calculation - diluted	189,132	188,903	173,568	170,107	167,967

BALANCE SHEET DATA:
	As of December 31,(1)
	(in thousands)
Working capital	$565,501	$152,306	$317,444	$229,021	$214,471
Cash, cash equivalents, and short-term investments	627,476	274,686	411,928	416,659	410,729
Long-term investment in bonds and notes	—	139,111	41,569	148,894	171,025
Total assets	732,949	507,024	552,956	728,716	855,341
Long-term debt (including current portion)	225,000	68,071	175,000	275,000	275,470
Stockholders’ equity	354,047	299,337	226,297	198,639	272,227

(1)	The Company’s fiscal year normally ends on the last Sunday of the calendar year, except 2005, which ended on the last Saturday of the fiscal year. December 31 has been used as the fiscal year end for ease of presentation.
(2)	Results for the year ended December 31, 2005 include $13.8 million restructuring costs, $0.9 million reversal of provision for doubtful accounts receivable included in Selling, general and administrative expenses, $6.3 million tax benefits comprised of $5.3 million excess R&D tax credits and $1.0 million recovery of prior year sales tax, and $3.4 million foreign exchange loss on Canadian taxes.
(3)	Results for the year ended December 31, 2004 include $3.5 million net charge for additional excess facilities costs related to our 2001 restructurings, $1.3 million elimination of a provision for employee-related taxes included in Selling, general and administrative expenses, $9.2 million gain on sale of investments, $5.1 million recovery of prior year taxes, $9.4 million tax recovery based on agreements and assessments with Canada Revenue Agency and $1.5 million foreign exchange loss on Canadian taxes.
(4)	Results for the year ended December 31, 2003 include a $15.3 million net charge for restructuring costs comprised of $7.2 million for workforce reduction, $11.9 million for excess facilities, $1.4 for asset impairments, $4.5 million reversal of excess facilities costs related to our October 2001 restructuring and $0.7 million reversal of excess workforce reduction costs related to our January 2003 restructuring plan, the $1.8 million elimination of a provision for potential litigation costs included in Selling, general and administrative expenses, and a $3.5 million receipt of prior year income taxes.
(5)	Results for the year ended December 31, 2002 include a $4.0 million allowance for inventories in excess of twelve-month demand, recorded in cost of revenues, a $1.8 million write-down for impairment of property and equipment, a $15.3 million charge for impairment of other investments recorded in gain (loss) on investments and a $3.8 million gain on sale of other investments. In accordance with the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, we ceased amortizing goodwill at the beginning of 2002, thereby eliminating amortization expense of approximately $2 million.
(6)	Results for the year ended December 31, 2001 include a $20.7 million allowance for inventories in excess of twelve-month demand, recorded in cost of revenues, a $195.2 million charge for restructuring and other costs, a $269.8 million write-down for impairment of goodwill and purchased intangible assets, a $17.5 million charge for impairment of other investments, recorded in gain (loss) on investments, and a $2.9 million gain on sale of other investments.
(7)	Based on the results of a review by the Audit Committee we concluded that the accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001 differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. As a result of the application of different accounting measurement dates to the affected option grants, we recorded an aggregate of $89.6 million of increased stock-based compensation expense for fiscal years 1999 through 2002. See Note 2 to the Consolidated Financial Statements.

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

	Quarterly Data
	(in thousands except for per share data)
	Year Ended December 31, 2005				Year Ended December 31, 2004
	Fourth (1)	Third (2)	Second (3)	First (4)	Fourth (5)	Third (6)	Second (7)	First (8)
STATEMENT OF OPERATIONS DATA:
Net revenues	$77,556	$76,203	$71,541	$66,111	$61,847	$71,173	$85,703	$78,660
Cost of revenues	19,839	20,131	21,372	19,621	18,918	21,024	23,843	23,757
Gross profit	57,717	56,072	50,169	46,490	42,929	50,149	61,860	54,903
Research and development	30,643	27,205	29,456	31,416	30,833	30,168	30,689	28,802
Selling, general and administrative	14,968	14,839	13,251	13,004	9,859	12,148	12,203	11,925
Amortization of deferred stock compensation:
Selling, general and administrative	—	—	215	—	—	—	—	697
Acquisition costs	—	—	—	—	—	1,212	—	—
Restructuring costs and other charges	—	5,359	7,606	868	3,520	—	—	—

Income (loss) from operations	12,106	8,669	(359)	1,202	(1,283)	6,621	18,968	13,479
Interest income, net	4,044	2,874	2,502	2,685	1,529	1,319	1,055	956
Foreign exchange gain (loss)	197	(3,378)	512	(590)	(1,380)	98	20	(33)
Gain (loss) on extinguishment of debt and amortization of debt issue costs	(175)	—	—	(1,634)	(97)	(97)	(97)	(1,942)
Gain on sale of investments	—	—	—	1,439	—	655	—	8,587
Provision for (recovery of) income taxes	(2,073)	2,230	2,126	(175)	(14,348)	2,288	4,537	4,200

Net income (loss)	$18,245	$5,935	$529	$3,277	$13,117	$6,308	$15,409	$16,847

Net income (loss) per share - basic	$0.10	$0.03	$0.00	$0.02	$0.07	$0.03	$0.09	$0.09
Net income (loss) per share - diluted	$0.10	$0.03	$0.00	$0.02	$0.07	$0.03	$0.08	$0.09

Shares used in per share calculation - basic	185,703	185,110	183,386	182,192	181,209	180,280	179,570	178,409
Shares used in per share calculation - diluted	188,805	190,739	188,305	188,678	188,607	187,968	190,136	192,300

(1)	Results include $0.2 million foreign exchange gain on Canadian taxes and $5.3 million excess R&D tax credits.
(2)	Results include $5.4 million restructuring costs for excess facilities vacated in the third quarter of 2005 and $3.4 million foreign exchange loss on Canadian taxes.
(3)	Results include $7.6 million restructuring costs including $6.7 million for workforce reduction and $0.9 million for asset write-downs; $0.9 million reversal of provision for doubtful accounts receivable included in Selling, general and administrative expenses and $0.5 million foreign exchange gain on Canadian taxes.
(4)	Results include $0.9 million restructuring costs relating to workforce reduction, $1.0 million reversal of state income tax and $0.7 million foreign exchange loss on Canadian taxes.
(5)	Results include $3.5 million net charge for additional excess facilities costs related to our 2001 restructurings, $1.3 million elimination of a provision for potential employee-related taxes, $5.1 million recovery of prior year taxes, $9.4 million tax recovery based on agreements and assessments with Canada Revenue Agency, and $1.5 million foreign exchange loss on Canadian taxes.
(6)	Results include $1.2 million acquisition costs related to a purchase of assets.
(7)	Results include $0.7 million reversal of a provision for excess inventory resulting from the sale of inventory that was previously provided for.
(8)	Results include a $8.6 million gain on sale of an investment.

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

Our Audit Committee has completed a review of our stock option-award practices. Based on the results of the review we concluded that the accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. We determined that for certain option grants the allocations to individual recipients and/or the proper documentation of formal corporate approvals had not been completed as of the original accounting measurement dates. As a result, new accounting measurement dates are being applied to the affected option grants. As the majority of the stock options in question were cancelled in an option exchange program in 2002, or were otherwise fully vested, the new measurement dates did not affect operating results for 2003 and subsequent years. The Audit Committee has concluded that, while we used incorrect accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, those errors were not the product of any deliberate misconduct by our executives, staff, or members of its Board of Directors.

As a result of the review we have adjusted our stockholders’ equity as at December 31, 2002 and on the balance sheets for all subsequent periods. The effect of the adjustments was to increase capital stock and additional paid-in capital and increase accumulated deficit on all balance sheets commencing in 2003. These are offsetting reclassification entries within stockholders’ equity on the consolidated balance sheet and the total amount of stockholders’ equity in 2003 and subsequent consolidated balance sheets did not change. The restatement had no impact on our consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on our cash position or previously reported revenues.

Net Revenues ($ millions)

	2005	Change	2004	Change	2003
Net revenues	$291.4	(2)%	$297.4	19%	$249.5

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

Gross profit as a percentage of revenues increased to 72% in 2005 from 71% in 2004 as a result of the following factors:

•	yield improvements and procurement cost reductions, which increased gross profit by approximately 1 percentage point;

•	engineering fees charged to customers for engineering we undertook on their behalf increased from $1.5 million in 2004 to $6.8 million in 2005, increasing gross profit by 1 percentage point; and

•	fixed manufacturing costs were spread over lower shipment volumes, reducing gross profit by 1 percentage point.

Gross profit as a percentage of revenues increased to 71% in 2004 from 65% in 2003. This increase resulted from the following factors:

•	higher shipment volumes resulted in manufacturing costs being spread over a greater number of units, increasing gross profit by 3 percentage points; and

•	a greater portion of our sales were from our higher margin products, which increased gross profit by approximately 3 percentage points.

Expenses ($ millions)

	2005	Change	2004	Change	2003
Research and development	$118.7	(1)%	$120.5	1%	$119.5
Percentage of net revenues	41%		41%		48%

Selling, general and administrative	$56.1	22%	$46.1	0%	$46.0
Percentage of net revenues	19%		16%		18%

Restructuring costs	$13.8		$3.5		$15.3
Percentage of net revenues	5%		1%		6%

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

Our research and development, or R&D, expenses were $1.0 million, or 1%, higher in 2004 compared to 2003 due primarily to a $4.0 million increase in personnel and contractor costs and a$0.8 million increase in amortization of intellectual property related to developed technology acquired in fiscal 2004. These increases were offset by a $3.9 million reduction in depreciation expense as equipment and development tools became fully depreciated and were not replaced.

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

Other Income and Expenses ($ millions)

	2005	Change	2004	Change	2003
Interest income, net	$12.1	147%	$4.9	188%	$1.7
Percentage of net revenues	4%		2%		1%

Foreign exchange loss	$(3.3)	154%	$(1.3)	30%	$(1.0)
Percentage of net revenues	-1%		0%		0%

Gain (loss) on extinguishment of debt and amortization of debt issue costs	$(1.8)		$(2.2)		$0.3
Percentage of net revenues	(1)%		(1)%		0%

Gain on sale of investments	$1.4		$9.2		$2.4
Percentage of net revenues	0%		3%		1%

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

See Note 14 to the Consolidated Financial Statements for additional information regarding income taxes.

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

In 2005 we recorded a $0.5 million charge for impairment of purchased intangible assets as part of the 2005 restructuring activities. In 2004 we recorded a $0.2 million charge for impairment of purchased intangible assets. We did not identify any impairment to goodwill or purchased intangibles during our annual assessments in 2003.

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

Item 8. Financial Statements and Supplementary Data

The chart entitled “Quarterly Data” contained in Item 6 Part II hereof is hereby incorporated by reference into the Item 8 of Part II of this Form 10-K/A.

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

As discussed in Note 2, the accompanying financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
Independent Registered Public Accountants

Vancouver, Canada

March 8, 2006 (August 16, 2006 as to the effects of the restatement discussed in Note 2 and subsequent events discussed in Note 18)

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2005	2004
	Restated (Note 2)
ASSETS:
Current assets:
Cash and cash equivalents	$405,566	$121,276
Short-term investments	221,910	153,410
Accounts receivable, net of allowance for doubtful accounts of $1,768 (2004 - $2,665)	31,799	19,931
Inventories	14,046	15,823
Prepaid expenses and other current assets	13,630	17,042

Total current assets	686,951	327,482

Investment in bonds and notes	—	139,111
Other investments and assets	16,390	4,565
Property and equipment, net	10,981	16,177
Goodwill	7,907	7,907
Intangible assets, net	5,575	5,003
Deposits for wafer fabrication capacity	5,145	6,779

	$732,949	$507,024

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$21,507	$16,598
Accrued liabilities	40,619	40,195
Income taxes payable	33,087	28,931
Accrued restructuring costs	15,233	13,735
Deferred income	11,004	7,646
Current portion of long-term debt	—	68,071

Total current liabilities	121,450	175,176

2.25% Senior convertible notes due October 15, 2025	225,000	—
Deferred taxes and other tax liabilities	29,090	28,077
Commitments and contingencies (Note 10)

PMC special shares convertible into 2,459 (2004 - 2,897) shares of common stock	3,362	4,434

Stockholders’ equity
Common stock and additional paid in capital, par value $.001:
900,000 shares authorized; 183,306 shares issued and outstanding (2004 - 178,510)	1,008,685	983,334
Accumulated other comprehensive income	1,723	350
Accumulated deficit	(656,361)	(684,347)

Total stockholders’ equity	354,047	299,337

	$732,949	$507,024

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

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock (1)	Common Stock and Additional Paid in Capital (1)	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 31, 2002 - As Reported	167,400	$834,265	$(1,158)	$3,939	$(638,407)	$198,639
Adjustments to opening stockholders’ equity	—	89,630	—	—	(89,630)	—

Balances at December 31, 2002 - Restated (Note 2)	167,400	923,895	(1,158)	3,939	(728,037)	198,639
Net loss	—	—	—	—	(7,991)	(7,991)
Other comprehensive income (loss):
Change in net unrealized gains on investments	—	—	—	(3,297)	—	(3,297)
Change in fair value of derivatives	—	—	—	1,196	—	1,196

Comprehensive loss						(10,092)

Conversion of special shares into common stock	275	533	—	—	—	533
Issuance of common stock under stock benefit plans	6,592	36,208	—	—	—	36,208
Conversion of warrants into common stock	22	—	—	—	—	—
Deferred stock compensation	—	(149)	149	—	—	—
Amortization of deferred stock compensation	—	—	1,009	—	—	1,009

Balances at December 31, 2003 - Restated (Note 2)	174,289	960,487	—	1,838	(736,028)	226,297
Net income	—	—	—	—	51,681	51,681
Other comprehensive income (loss):
Change in net unrealized gains on investments	—	—	—	(1,559)	—	(1,559)
Change in fair value of derivatives	—	—	—	71	—	71

Comprehensive income						50,193

Conversion of special shares into common stock	23	85	—	—	—	85
Issuance of common stock under stock benefit plans	4,198	22,065	—	—	—	22,065
Deferred stock compensation	—	697	(697)	—	—	—
Amortization of deferred stock compensation	—	—	697	—	—	697

Balances at December 31, 2004 - Restated (Note 2)	178,510	983,334	—	350	(684,347)	299,337
Net income	—	—	—	—	27,986	27,986
Other comprehensive income (loss):
Change in net unrealized gains on investments	—	—	—	929	—	929
Change in fair value of derivatives	—	—	—	444	—	444

Comprehensive income						29,359

Conversion of special shares into common stock	438	1,072	—	—	—	1,072
Issuance of common stock under stock benefit plans	4,358	24,064		—	—	24,064
Deferred stock compensation	—	215	(215)	—	—	—
Amortization of deferred stock compensation	—	—	215	—	—	215

Balances at December 31, 2005 - Restated (Note 2)	183,306	$1,008,685	$—	$1,723	$(656,361)	$354,047

(1)	includes special shares

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

In fiscal 2005, the Company reduced inventory reserves by $1.8 million (2004 - $4.0 million, 2003 - $14.5 million) for inventory that was scrapped during the year.

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

The fair value of the Company’s short-term investments, and investment in bonds and notes are determined using estimated market prices provided for those securities (see Note 5). The fair value of investments in public companies is determined using quoted market prices for those securities. The fair value of investments in private entities is not readily determinable due to the illiquid market for these investments. The fair value of the deposits for wafer fabrication capacity is not readily determinable because the timing of the related future cash flows is not determinable and there is no market for the sale of these deposits.

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

If the computed fair values of 2005, 2004, and 2003, awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net loss and net loss per share would have been:

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Net Income (loss), as reported	$27,986	$51,681	$(7,991)
Adjustments (Restated - see Note 2):
Stock-based employee compensation expense included in net income	215	697	1,008
Additional stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(47,531)	(60,683)	(59,121)

Net loss, adjusted	$(19,330)	$(8,305)	$(66,104)

Basic net income (loss) per share, as reported	$0.15	$0.29	$(0.05)

Basic net income (loss) per share, adjusted	$(0.10)	$(0.05)	$(0.38)

Diluted net income (loss) per share, as reported	$0.15	$0.27	$(0.05)

Diluted net income (loss) per share, adjusted	$(0.10)	$(0.05)	$(0.38)

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

NOTE 2. Restatement of Consolidated Financial Statements

The Audit Committee of the Company has completed a review of the Company’s stock option-award practices. Based on the results of the review, the Company has concluded that, pursuant to the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) that were in effect prior to 2006, the accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. The Company has determined that for certain option grants the allocations to individual recipients and/or the proper documentation of formal corporate approvals had not been completed as of the original accounting measurement dates. As a result, new accounting measurement dates are being applied to the affected option grants. As the majority of the stock options in question were cancelled in an option exchange program in 2002, or were otherwise fully vested, the new measurement dates did not affect operating results for 2003 and subsequent years. The Audit Committee has concluded that, while the Company used incorrect accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, those errors were not the product of any deliberate misconduct by the Company’s executives, staff, or members of its Board of Directors.

As a result of the review the Company has adjusted its stockholders’ equity as at December 31, 2002 and on the consolidated balance sheets for all subsequent periods. The effect of the adjustments was to increase capital stock and additional paid-in capital and increase accumulated deficit on all consolidated balance sheets commencing in 2003. The restatement had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on the Company’s cash position or previously reported revenues.

The Notes to these Consolidated Financial Statements have been updated to reflect the restatement.

The following table presents the impact of the restatement on the Company’s previously reported consolidated balance sheets:

	December 31, 2005			December 31, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Common stock and additional paid in capital	$919,055	$89,630	$1,008,685	$893,704	$89,630	$983,334
Accumulated deficit	$(566,731)	$(89,630)	$(656,361)	$(594,717)	$(89,630)	$(684,347)

NOTE 3. Derivative Instruments

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

NOTE 4. Restructuring and Other Costs

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

Restructurings - 2003 and 2001

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

NOTE 5. Debt Investments

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

NOTE 6. Other Investments and Assets

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

NOTE 7. Asset acquisition

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

NOTE 8. Lines of credit

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

NOTE 9. Long-term debt

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

NOTE 10. Commitments and Contingencies

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

NOTE 11. Special Shares

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

NOTE 12. Stockholders’ Equity

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

NOTE 13. Employee Benefit Plans

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

NOTE 14. Income Taxes

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

NOTE 15. Segment Information

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

NOTE 16. Net Income (Loss) Per Share

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

NOTE 17. Comprehensive Income

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

NOTE 18. Subsequent events

Acquisition of the Storage Semiconductor Business from Avago

On February 28, 2006, the Company completed the acquisition of the former storage semiconductor business (the “Storage Semiconductor Business”) of Agilent Technologies, Inc. pursuant to the terms of the Purchase and Sale Agreement dated October 28, 2005 between PMC and Avago Technologies Pte. Limited (“Avago”).

PMC purchased the Storage Semiconductor business due to: its strategic and product fit with PMC; the market position the Storage Semiconductor Business has in the Fibre Channel controller market; the design capabilities of its engineering team; and the growth opportunities for standard semiconductor solutions in the enterprise storage market. The Storage Semiconductor Business was part of Agilent’s Semiconductor Products Group, which Avago, an entity created by Kohlberg Kravis Roberts & Co. and Silver Lake Partners, acquired in December 2005. Under the terms of the Purchase Agreement, Palau Acquisition Corporation, a Delaware corporation and direct wholly owned subsidiary of PMC purchased the Storage Semiconductor Business for the following consideration:

(in thousands)
Cash paid on closing date	$424,505
Additional cash for Inventory adjustment	1,124
Merger costs	5,602

Total consideration	$431,231

Merger costs include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.

The total purchase price has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill. The preliminary allocation was determined by management based on a third-party valuation. Areas of the purchase price that are not yet finalized and may result in future amounts payable by PMC relate to settlement of legal matters, design software licenses, and the residual goodwill. PMC is actively negotiating these items and expects to settle the outstanding matters in the third quarter of 2006. The preliminary allocation of the purchase price was as follows:

(in thousands)
In-process research and development	$14,800
Inventory	10,720
Property and equipment	7,177
Intangible assets	167,400
Goodwill	238,354
Liabilities assumed	(7,220)

Net assets acquired	$431,231

Intangible assets acquired, and their respective estimated remaining useful lives over which each asset is being amortized on a straight-line basis, are:

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

Acquisition of Passave Inc.

On May 4, 2006, the Company acquired Passave, Inc. (“Passave”), a privately held Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated April 4, 2006 (the “Merger Agreement”), among the Company, a newly formed direct wholly-owned subsidiary of the Company (“Merger Sub”), Passave, and a representative of certain securityholders of Passave. Under the terms of the Merger Agreement, the Company issued shares of its common stock and assumed stock options, and incurred merger costs having a total value of $304.0 million for all of the outstanding capital stock, warrants and outstanding stock options of Passave. Of this amount, $257.5 million was allocated to the purchase price and $46.5 million related to unvested stock and stock options of Passave will be recorded as stock-based compensation over the requisite service period in accordance with FAS 123(R). The fair value of options assumed was calculated using a lattice-binomial method. Of the consideration received by stockholders of Passave, approximately 10% will be held in escrow to satisfy certain indemnification and other obligations. The Company and the securityholders of Passave have agreed to indemnify the other for, among other things, breaches of representations, warranties and covenants of the Company and Passave in the Merger Agreement.

PMC purchased Passave due to its market share leadership in Passive Optical Networking solutions. This acquisition fits with PMC’s strategic intent to address the high-growth Fiber Access market and is aligned with PMC’s developments in Customer Premises Equipment. The preliminary purchase price is:

(in thousands)
PMC shares	$224,411
Vested Passave stock options assumed by PMC	30,135
Merger costs	2,950

Total preliminary purchase price	$257,496

The total purchase price has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill. The preliminary allocation was determined by management based on a third-party valuation. Areas of the purchase price that are not yet finalized and may result in future amounts payable by PMC relate to settlement of a legal matter, and the residual goodwill. Merger costs include PMC’s estimate of investment banking fees, legal and accounting fees and other external costs directly related to the merger.

Net assets acquired consist of the following:

(in thousands)
Tangible assets, net of liabilities	$9,859
Intangible assets	82,500
In-process research and development	20,500
Goodwill	144,637

Net assets acquired	$257,496

The amount allocated to identified intangible assets consists of the following:

(in thousands)	Estimated fair value	Estimated average remaining useful life
Existing technology	$46,000	4 years
Core technology	15,400	4 years
Customer relationships	20,300	4 years
Backlog	800	eight months
In-process research and development	20,500	N/A

Total intangible assets	$103,000

The amount allocated to in-process research and development represents an estimate of the fair value of research projects that have not reached technological feasibility and have no alternative future use. The valuation was determined using a discounted cash flow technique. The estimated fair value of in-process research and development was expensed immediately following the consummation of the acquisition.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and other Intangible Assets, goodwill will not be amortized but will instead be tested for impairment annually or more frequently if certain indicators are present.

PART II

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2005, we consider the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Following the completion of an intensive internal investigation, the Company has concluded that there were material accounting errors in its consolidated financial statements prior to 2003 which resulted from material weaknesses in our internal controls and procedures during the period 1998 to 2001 with respect to a number of stock option grants. Some of these stock options were granted with an exercise price equal to the Nasdaq closing market price for our common stock on the date set forth on written consents signed by directors or the date communicated by the directors who believed they had appropriate delegated authority to grant the options. We used the stated date of these consents as the “measurement date” for the purpose of accounting for them under GAAP, and as a result recorded no compensation expense in connection with the grants.

The Company has concluded that a number of written consents were not fully executed or effective on the stated dates and thus that using the stated date as the measurement date was incorrect. We have determined a revised measurement date for each stock option grant based on the information now available to us. Generally, the changes in measurement dates are due to several kinds of errors:

•	we treated unanimous written consents approving stock option grants as effective on the date stated on the consent, instead of the date upon which we received the consent form containing the last signature required for unanimity;

•	we treated option grants to multiple employees as effective prior to the date upon which we had determined the exact number of options that would be granted to each individual employee, or we failed to assure that lists of grantees and amounts of stock option grants could not be changed following the date of grant;

•	we failed to assure that there were written minutes for all meetings of the compensation committee or board of directors that documented the grant of stock options rather than relying on verbal approvals or failed to assure that there would be no missing documents with respect to stock option grants;

•	we failed to assure that our Stock Administration and Human Resources personnel received adequate supervision and training on how to comply with the requirements of accounting standard APB 25 and that our personnel entered stock option grants into our share management accounting software on a timely basis;

•	we failed to assure that there was proper delegation of authority to grant stock options and that documents evidencing delegation of authority and selection of dates for stock grants were completed on a timely basis.

These actions and failures led to changes to prior to 2002 (with consequential restatement of certain opening balances in the 2003 and subsequent consolidated financial statements) our financial statements and therefore constitute material weaknesses in our internal controls at the time the stock option awards were first recorded.

Restatement of the Consolidated Financial Statements

In the second quarter of 2006, after an internal review of past option grants, we identified certain stock option grants, primarily from the years 1998-2001 where evidence to support selected measurement dates was unclear. The Audit Committee of the Board of Directors has completed a review of the Company’s stock option practices with the assistance of independent counsel. The Audit Committee has concluded that, while the Company used incorrect accounting measurement dates for certain stock option grants, as more fully discussed above, those errors were not a product of any deliberate misconduct by the Company’s executives, staff or members of the Board of Directors.

The Company has, however, changed financial statements for years prior to 2003. In cases where the closing market price on the revised measurement date exceeded the Nasdaq closing market price on the original measurement date, we have determined compensation expense equal to this excess to be recognized over the vesting term of each option or until the option was surrendered during our “six month and a day” option exchange program, at which point any unamortized compensation expense was accelerated into the period in which the options were surrendered for our 2002 option exchange program. By September 30, 2002, all options granted between 1998 and 2001 for which we determined we would recognize additional stock based compensation expense were either fully vested or were surrendered by employees so that all such stock-based compensation expense was recognized.

As a result of these changes, we have restated the components of our stockholders’ equity on the balance sheet for 2003 and subsequent years. The effect of the adjustments was to increase each of capital stock and paid-in capital and accumulated deficit on 2003 and all subsequent balance sheets commencing in 2003, by approximately $89 million. These are offsetting reclassification entries within stockholders’ equity on the balance sheet and the total opening amount of stockholders’ equity in 2003 did not change. The restatement had no impact on our statements of operations or statements of cash flows in 2003 or subsequent periods.

To remediate the material weaknesses in the granting and recording of stock options described above we implemented, prior to December 31, 2004, additional controls and procedures, including:

• The Company hired a new chief financial officer in November 2002 who undertook to review the Company’s grants of stock options made as the grants occurred thereafter and therefore initiated many of the remedial actions described below.

• The Company formed a Disclosure Committee which operates independently from the chief financial officer and considers the financial statement disclosure implications of various Company activities, including the accounting for stock options granted.

• The Company increased supervision and review by the chief financial officer of work product of the stock administration group and members of the human resources staff who are involved with the granting of stock options and the stock grant processes as well as records generated by outside counsel with respect to stock administration.

• The Company provided additional training for personnel in areas associated with the stock option granting processes to increase competency levels of the personnel involved.

• In 2004 and 2005 the Company retained an independent public accounting firm to assist in carrying out internal audit activities and in complying with the requirements to certify its internal control over financial reporting. The stock administration function was one of the key business cycles identified. Control objectives and related control activities were identified, evaluated and tested, and found to be operating effectively.

In concluding that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2005, management considered, among other things, the material weakness in internal controls related to accounting for stock-based compensation at the time the stock options were recorded, the impact of the restatement of the financial statements for years prior to 2003 on the current year financial statements, the nature of the restatement as disclosed in Note 2 to the Consolidated Financial Statements included in Item 8 Form 10-K/A for the year ended December 31, 2005 and the effectiveness of internal controls in this area as of December 31, 2005. Management determined that as of December 31, 2005 there were effective controls designed and in place and that the likelihood of stock-based compensation being materially misstated was not more than remote. Management has concluded therefore that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of December 31, 2005.

Conclusion Regarding the Effectiveness of Internal Controls

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 31, 2005. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006 (August 16, 2006 as to the effects of the restatements discussed in Note 2 and subsequent events discussed in Note 18) expressed an unqualified opinion and includes an explanatory paragraph relating to the restatement discussed in Note 2 on those financial statements and financial statement schedules.

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
		The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K/A.

	2.	Financial Statement Schedules
		Financial Statement Schedules required by this item are listed on page 93 of this Annual Report on Form 10-K/A.

	3.	Exhibits
		The exhibits listed under Item 15(c) are filed as part of this Form 10-K/A Annual Report.

(b)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated by Reference

Exhibit Number	Description	Form	Date	Number	Filed herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended on May 11, 2001	10-Q	05/16/2001	3.2

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/08/2001	3.2

3.3	Bylaws of the Registrant, as amended	10-Q	11/14/2001	3.2

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	08/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	02/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	09/06/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	09/19/1995	4.3

4.5	Preferred Stock Rights Agreement, as amended and restated as of July 27, 2001, by and between the Registrant and American Stock Transfer and Trust Company	10-Q	11/14/2001	4.3

4.6	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited	8-K	11/03/2005	2.1

4.7	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee	8-K	10/26/2005	2.1

10.1^	1991 Employee Stock Purchase Plan, as amended	10-Q	05/13/2003	10.1

10.2^	1994 Incentive Stock Plan, as amended	10-Q	05/13/2003	10.2

10.3^	2001 Stock Option Plan, as amended	10-Q	08/12/2003	10.3

10.4^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	03/28/03	10.4

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.5^	Form of Executive Employment Agreement by and between the Registrant and the executive officers	10-K	03/28/03	10.5

10.6	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. and Pilot Pacific Developments Inc.	10-K	04/14/1997	10.20

10.7	Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	08/08/2000	10.36

10.7	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

10.8	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	04/02/2001	10.44

10.9	Building Lease Agreement between Transwestern – Robinson I, LLC and PMC-Sierra US, Inc.	10-K	04/02/2001	10.45

10.10*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.	10-K	03/20/2000	10.31

10.11*	Deposit agreement dated January 31, 2000 by and between Chartered Semiconductor Manufacturing Ltd. and the Registrant.	10-Q	05/10/2000	10.35

10.13*	Technology License Agreement, by and between Weitek Corporation and MIPS Computer Systems, Inc. Assignment Agreement, by and between Weitek Corporation and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.) Amendment No. 1 to the Technology License Agreement, by and between MIPS Technologies, Inc. and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.) dated March 31, 1997	S-3	01/04/2002	10.47

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.14	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

10.15	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc..	10-Q	11/10/2003	10.2

10.16	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C...	10-Q	11/10/2003	10.3

11.1	Calculation of earnings per share (1)				X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants.				X

24.1	Power of Attorney (2)				X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed).				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed).				X

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission.
^	Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.
(1)	Refer to Note 16 of the consolidated financial statements included in Item 8 of Part II of this Annual Report.
(2)	Refer to Signature page of this Annual Report.
(c)	Financial Statement Schedules required by this item are listed on page • of this Annual Report on Form 10K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: August 16, 2006	/s/ Alan F. Krock
Alan F. Krock
Vice President, (duly authorized officer) Chief Financial Officer and
Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Bailey and Alan F. Krock, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert L. Bailey Robert L. Bailey	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	August 16, 2006

/s/ Alan F. Krock Alan F. Krock	Vice President, Chief Financial Officer (and Principal Accounting Officer)	August 16, 2006

/s/ Richard E. Belluzzo Richard E. Belluzzo	Director	August 16, 2006

/s/ James V. Diller James V. Diller	Director	August 16, 2006

/s/ William Kurtz William Kurtz	Director	August 16, 2006

/s/ Frank Marshall Frank Marshall	Director	August 16, 2006

/s/ Jonathan Judge Jonathan Judge	Director	August 16, 2006

/s/ Michael Farese Michael Farese	Director	August 16, 2006

SCHEDULE II - Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004, and 2003

(in thousands)

	Balance at beginning of year	Charged to expenses or other accounts	Write-offs	Balance at end of year
Allowance for doubtful accounts:
2005	$2,665	$(897)	$—	$1,768
2004	$2,849	$(184)	$—	$2,665
2003	$2,781	$80	$12	$2,849

Allowance for obsolete inventory and excess inventory:
2005	$12,190	$(1,904)	$1,832	$8,454
2004	$16,199	$(24)	$3,985	$12,190
2003	$30,142	$513	$14,456	$16,199

Allowance for warranty claims:
2005	$3,492	$517	$12	$3,997
2004	$2,897	$1,343	$748	$3,492
2003	$2,399	$1,152	$654	$2,897

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)