Form 10-Q/A
period 2006-04-02
PMC SIERRA INC
filed 2006-08-16
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 – Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are amending our annual report on Form 10-Q for the quarter ended April 2, 2006 to restate our opening stockholders’ equity as at December 31, 2002 and on the consolidated balance sheets for all subsequent periods, and related disclosures.

Our Audit Committee has completed a review of our stock option-award practices. Based on the results of the review we concluded that the accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. We determined that for certain option grants the allocations to individual recipients and/or the proper documentation of formal corporate approvals had not been completed as of the original accounting measurement dates. As a result, new accounting measurement dates are being applied to the affected option grants. As the majority of the stock options in question were cancelled in an option exchange program in 2002, or were otherwise fully vested, the new measurement dates will not affect operating results for 2003 and subsequent years. The Audit Committee has concluded that, while the Company used incorrect accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, those errors were not the product of any deliberate misconduct by the Company’s executives, staff, or members of its board of directors.

As a result of the review we have adjusted stockholders’ equity on the consolidated balance sheet as at December 31, 2002 and on the consolidated balance sheets for all subsequent periods. The effect of the adjustments was to increase capital stock and additional paid-in capital and increase accumulated deficit on all consolidated balance sheets commencing in 2003. These are offsetting reclassification entries within stockholders’ equity on the consolidated balance sheet and the total opening amount of stockholders’ equity in 2003 and subsequent consolidated balance sheets did not change. The restatement had no impact on our consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on our cash position or previously reported revenues.

Except as discussed above, and except as required to reflect the effects of the restatement in this Form 10-Q/A, we have not modified or updated disclosures presented in the original annual report on Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 10, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Financial Statements;

•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I - Item 4 - Controls and Procedures; and

•	Part II – Item 1A – Risk Factors.

In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as Exhibits 31.1, 31.2, 32.1 and 32.2.

Please refer to Note 2 to the accompanying Condensed Consolidated Financial Statements for additional information on the restatement.

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

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	Apr 2, 2006	Dec 31, 2005
	Restated (Note 2)
ASSETS:
Current assets:
Cash and cash equivalents	$153,407	$405,566
Short-term investments	49,196	221,910
Accounts receivable, net of allowance for doubtful accounts of $1,768 (2005 - $1,768)	45,038	31,799
Inventories, net	25,603	14,046
Prepaid expenses and other current assets	31,835	13,630

Total current assets	305,079	686,951

Other investments and assets	11,852	16,390
Property and equipment, net	18,324	10,981
Goodwill	246,261	7,907
Intangible assets, net	170,708	5,575
Deposits for wafer fabrication capacity	5,145	5,145

	$757,369	$732,949

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$26,800	$21,507
Accrued liabilities	49,114	40,619
Income taxes payable	40,118	33,087
Accrued restructuring costs	12,100	15,233
Deferred income	12,212	11,004

Total current liabilities	140,344	121,450

Deferred taxes and other tax liabilities	29,090	29,090

2.25% Senior convertible notes due October 15, 2025	225,000	225,000
PMC special shares convertible into 2,180 (2005 - 2,459) shares of common stock	2,830	3,362

Stockholders’ equity
Common stock and additional paid in capital, par value $.001:
900,000 shares authorized; 186,081 shares issued and outstanding (2005 - 183,306)	1,029,897	1,008,685
Accumulated other comprehensive income	902	1,723
Accumulated deficit	(670,694)	(656,361)

Total stockholders’ equity	360,105	354,047

	$757,369	$732,949

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	Apr 2, 2006	Apr 3, 2005
Cash flows from operating activities:
Net (loss) income	$(14,333)	$3,277
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,317	2,688
Amortization of other intangible assets	2,853	520
Amortization of debt issuance costs	242	16
Stock-based compensation	5,901	—
Gain on disposal of property and equipment	—	(184)
In-process research and development	14,800	—
Loss on extinguishment of debt	—	1,618
Gain on sale of investments	(1,849)	(1,255)
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	(13,239)	(4,015)
Inventories	(837)	20
Prepaid expenses and other current assets	(19,310)	(2,607)
Accounts payable and accrued liabilities	7,045	2,028
Income taxes payable	7,569	769
Accrued restructuring costs	(3,133)	(996)
Deferred income	1,208	766

Net cash (used in) provided by operating activities	(10,766)	2,645

Cash flows from investing activities:
Acquisition of business	(431,231)	—
Purchases of short term available-for-sale investments	—	(66,950)
Proceeds from sales and maturities of short-term available-for-sale investments	173,010	141,084
Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	—	16,396
Purchases of investments and other assets	—	(2,000)
Proceeds from sale of investments and other assets	5,118	680
Proceeds from sale of property	—	2,604
Proceeds from refund of wafer fabrication deposits	—	1,634
Purchases of property and equipment	(2,483)	(1,085)
Purchase of intangible assets	(587)	(335)

Net cash (used in) provided by investing activities	(256,173)	92,028

Cash flows from financing activities:
Repurchase of convertible subordinated notes	—	(70,177)
Proceeds from issuance of common stock	14,780	8,198

Net cash provided by (used in) financing activities	14,780	(61,979)

Net (decrease) increase in cash and cash equivalents	(252,159)	32,694
Cash and cash equivalents, beginning of the period	405,566	121,276

Cash and cash equivalents, end of the period	$153,407	$153,970

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,085
Cash refund of income taxes	513	2,507
Cash paid for income taxes	4,562	2,251
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	$532	$295

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

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2006 will consist of 52 weeks and will end on the Sunday closest to December 31. In order to align our fiscal year end with the calendar year end, fiscal 2005 consisted of 53 weeks. The first fiscal period of 2006 consisted of 13 weeks compared to 14 in the first quarter of 2005.

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

(in thousands, except per share amounts)	Three Months Ended April 3, 2005
Net income (loss), as reported	$3,277
Adjustments (Restated - See Note 2):
Additional stock-based employee compensation expense under fair value based method for all awards	(11,009)

Net income (loss), adjusted	$(7,732)

Basic and diluted net income (loss) per share, as reported	$0.02

Basic and diluted net income (loss) per share, adjusted	$(0.04)

See Note 4 to the Consolidated Financial Statements for further information on stock-based compensation.

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

As a result of the review the Company has adjusted its opening stockholders’ equity as at December 31, 2002 and on the consolidated balance sheets for all subsequent periods. The effect of the adjustments was to increase capital stock and additional paid-in capital and increase accumulated deficit on all consolidated balance sheets commencing in 2003. The restatement had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on the Company’s cash position or previously reported revenues.

Note 1 to these Consolidated Financial Statements has been updated to reflect the restatement.

The following table presents the impact of the restatement on of the Company’s previously reported consolidated balance sheets:

	April 2, 2006			December 31, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Common stock and additional paid in capital	$940,267	$89,630	$1,029,897	$919,055	$89,630	$1,008,685
Accumulated deficit	$(581,064)	$(89,630)	$(670,694)	$(566,731)	$(89,630)	$(656,361)

NOTE 3. Business Combination

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

Intangible assets acquired, and their respective estimated remaining useful lives over which each asset will be amortized on a straight-line basis are:

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

NOTE 4. Stock-Based Compensation

At April 2, 2006, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three months ended April 2, 2006 as follows:

(in thousands)	Three Months Ended Apr 2, 2006
Cost of revenues	$423
Research and development	2,494
Selling, general and administrative	2,984

Total	$5,901

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

NOTE 5. Derivatives Instruments and Hedging Activities

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

NOTE 6. Restructuring costs and other charges

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

NOTE 7. Investments in debt securities

The following tables summarize the Company’s investments in debt securities:

(in thousands)	Apr 2, 2006	Dec 31, 2005
Available-for-sale:
US Government Treasury and Agency notes	$25,110	$129,920
Corporate bonds and notes	112,053	441,167

	$137,163	$571,087

Reported as:
Cash equivalents	$87,967	$349,177
Short-term investments	49,196	221,910

	$137,163	$571,087

NOTE 8. Investments and other assets

During the three months ended April 2, 2006, the Company sold its investment in Ikanos Communications Inc. for proceeds of $5.1 million and recorded a gain of $3.1 million, included in Gain on sale of investments on the Statement of Operations. As of April 2, 2006, the Company has recorded the amount receivable in Prepaid expenses and other current assets.

NOTE 9. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
(in thousands)	Apr 2, 2006	Apr 3, 2005
Net (loss) income	$(14,333)	$3,277
Other comprehensive income:
Change in net unrealized gains on investments	(110)	(596)
Change in fair value of derivatives	(711)	(682)

Total	$(15,154)	$1,999

NOTE 10. Net Income Per Share

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

NOTE 11. Subsequent Events

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

Intangible assets acquired, and their respective estimated remaining useful lives, over which each asset will be amortized on a straight-line basis, are:

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This amended Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision rate, capital resources sufficiency, capital expenditures, interest income, restructuring activities and expenses. Further, all forward-looking statements contained in this amended Quarterly Report, unless they are specifically otherwise stated to be made as of a different date, are made as of May 10, 2006, the original filing date of our Quarterly Report for the quarterly period ended April 2, 2006. In addition, this Form 10-Q/A does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q filed on May 10, 2006 other than the restatement, and we undertake no obligation to update the forward-looking statements in this amended Quarterly Report on Form 10-Q/A. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this amended Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described under “Item 1A. Risk Factors” and elsewhere in this amended Quarterly Report and our other filings with the SEC.

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

Our Audit Committee has completed a review of our stock option-award practices. Based on the results of the review we concluded that the accounting measurement dates for certain stock option grants awarded during the years 1998-2001, differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. We determined that for certain option grants the allocations to individual recipients and/or the proper documentation of formal corporate approvals had not been completed as of the original accounting measurement dates. As a result, new accounting measurement dates are being applied to the affected option grants. As the majority of the stock options in question were cancelled in an option exchange program in 2002, or were otherwise fully vested, the new measurement dates did not affect operating results for 2003 and subsequent years. The Audit Committee has concluded that, while we used incorrect accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, those errors were not the product of any deliberate misconduct by our executives, staff, or members of its board of directors.

As a result of the review we have adjusted our opening stockholders’ equity as at December 31, 2002 and on the consolidated balance sheets for all subsequent periods. The effect of the adjustments was to increase capital stock and additional paid-in capital and increase accumulated deficit on all consolidated balance sheets commencing in 2003. These are offsetting reclassification entries within stockholders’ equity on the consolidated balance sheet and the total opening amount of stockholders’ equity in 2003 and subsequent consolidated balance sheets did not change. The restatement had no impact on our consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on our cash position or previously reported revenues.

Results of Operations

First Quarters of 2006 and 2005

Net Revenues (in millions)

	First Quarter		Change
	2006	2005
Net revenues	$87.8	$66.1	33%

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

Gross Profit (in millions)

	First Quarter		Change
	2006	2005
Gross profit	$61.2	$46.5	32%

Percentage of net revenues	70%	70%

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

Restructuring activities –2005

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

The January 2003 restructuring included the termination of 175 employees, the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, we have recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. Cash payments made to date under this plan have been $12.7 million. A $0.7 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003. In the first quarter of 2006, we reversed $2.3 million of our restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the acquisition of the Storage Semiconductor Business.

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

Excess facility costs

(in thousands)	2005	January 2003	October 2001	March 2001	Total
Balance at December 31, 2005	$4,871	$3,011	$4,767	$2,099	$14,748

Adjustments	—	(2,300)	—	—	(2,300)
Cash payments	(326)	(166)	(242)	(521)	(1,255)

Balance at April 2, 2006	$4,545	$545	$4,525	$1,578	$11,193

Severance costs

(in thousands)	2005	January 2003	October 2001	March 2001	Total
Balance at December 31, 2005	$485	$—	$—	$—	$485

Charges	1,562	—	—	—	1,562
Cash payments	(1,140)	—	—	—	(1,140)

Balance at April 2, 2006	$907	$—	$—	$—	$907

Other Income and Expenses (in millions)

	First Quarter		Change
	2006	2005
Interest income, net	$3.6	$2.7	33%
Percentage of net revenues	4%	4%

Foreign exchange (loss) gain	$0.0	$(0.6)	(102)%
Percentage of net revenues	0%	-1%

Loss on extinguishment of debt and amortization of debt issue costs	$(0.2)	$(1.6)	(85)%
Percentage of net revenues	0%	-2%

Gain on sale of investments	$1.8	$1.4	28%
Percentage of net revenues	2%	2%

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

The assumptions used in calculating the fair value of stock-based awards involve estimates that require management judgment. If factors change and we use different assumptions, our stock-based compensation expense could change significantly in the future. In addition, if our actual forfeiture rate is different from our estimate, our stock-based compensation could change significantly in the future. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for further information on stock-based compensation.

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

Following the completion of an intensive internal investigation, the Company has concluded that there were material accounting errors which resulted from material weaknesses in our internal controls and procedures during the period 1998 to 2001 with respect to a number of stock option grants in its consolidated financial statements prior to 2003. Some of these stock options were granted with an exercise price equal to the Nasdaq closing market price for our common stock on the date set forth on written consents signed by directors or the date communicated by the directors who believed they had appropriate delegated authority to grant the options. We used the stated date of these consents as the “measurement date” for the purpose of accounting for them under GAAP, and as a result recorded no compensation expense in connection with the grants.

The Company has concluded that a number of written consents were not fully executed or effective on the stated dates and thus that using the stated date as the measurement date was incorrect. We have determined a revised measurement date for each stock option grant based on the information now available to us. Generally, the changes in measurement dates are due to several kinds of errors:

•	we treated unanimous written consents approving stock option grants as effective on the date stated on the consent, instead of the date upon which we received the consent form containing the last signature required for unanimity;

•	we treated option grants to multiple employees as effective prior to the date upon which we had determined the exact number of options that would be granted to each individual employee, or we failed to assure that lists of grantees and amounts of stock option grants could not be changed following the date of grant;

•	we failed to assure that there were written minutes for all meetings of the compensation committee or board of directors that documented the grant of stock options rather than relying on verbal approvals or failed to assure that there would be no missing documents with respect to stock option grants;

•	we failed to assure that our Stock Administration and Human Resources personnel received adequate supervision and training on how to comply with the requirements of accounting standard APB 25 and that our personnel entered stock option grants into our share management accounting software on a timely basis; and

•	we failed to assure that there was proper delegation of authority to grant stock options and that documents evidencing delegation of authority and selection of dates for stock grants were completed on a timely basis.

These actions and failures led to changes to our financial statements and therefore constitute material weaknesses in our internal controls at the time the first stock option awards were first recorded prior to 2002 (with consequential restatement of certain opening balances in the 2003 and subsequent consolidated financial statements).

Restatement of the Consolidated Financial Statements

In the second quarter of 2006, after an internal review of past option grants, we identified certain stock option grants, primarily from the years 1998-2001 where evidence to support selected measurement dates was unclear. The audit committee of the Board of Directors has substantially completed a review of the Company’s stock option practices with the assistance of independent counsel. The Audit Committee has concluded that, while the Company used incorrect accounting measurement dates for certain stock option grants, as more fully discussed above, those errors were not a product of any deliberate misconduct by the Company’s executives, staff or members of the Board of Directors.

The Company has, however, changed certain financial statements for years prior to 2003. In cases where the closing market price on the revised measurement date exceeded the Nasdaq closing market price on the original measurement date, we have determined compensation expense equal to this excess to be recognized over the vesting term of each option or until the option was surrendered during our “six month and a day” option exchange program, at which point any unamortized compensation expense was accelerated into the period in which the options were surrendered for our 2002 option exchange program. By September 30, 2002, all options granted between 1998 and 2001 for which we determined we would recognize additional stock based compensation expense were either fully vested or were surrendered by employees so that all such stock-based compensation expense was recognized.

As a result of these changes, we have restated the components of our opening stockholders’ equity on the balance sheet for 2003 and subsequent years. The effect of the adjustments was to increase each of capital stock and paid-in capital and accumulated deficit on 2003 and subsequent balance sheets by approximately $89 million. These are offsetting reclassification entries within stockholders’ equity on the balance sheet and the total opening amount of stockholders’ equity in 2003 did not change. The restatement had no impact on our statements of operations or statements of cash flows in 2003 or subsequent periods.

To remediate the material weaknesses in the granting and recording of stock options described above we implemented prior to December 31, 2004, additional controls and procedures, including:

•	The Company hired a new chief financial officer in November 2002 who undertook to review on a prospective basis the Company’s grants of stock options made as the grants occurred thereafter and therefore initiated many of the remedial actions described below.

•	The Company formed a Disclosure Committee which operates independently from the chief financial officer and considers the financial statement disclosure implications of various Company activities, including the accounting for stock options granted.

•	The Company increased supervision and review by the chief financial officer of work product of the stock administration group and members of the human resources staff who are involved with the granting of stock options and the stock grant processes as well as records generated by outside counsel with respect to stock administration.

•	The Company provided additional training for personnel in areas associated with the stock option granting processes to increase competency levels of the personnel involved.

•	In 2004 and 2005 the Company retained an independent public accounting firm to assist in carrying out internal audit activities and in complying with the requirements to certify its internal control over financial reporting. The stock administration function was one of the key business cycles identified. Control objectives and related control activities were identified, evaluated and tested, and found to be operating effectively.

In concluding that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2005, management considered, among other things, the material weakness in internal controls related to accounting for stock-based compensation at the time the stock options were recorded, the impact of the restatement of the financial statements for years prior to 2003 on the current year financial statements, the nature of the restatement as disclosed in Note 2 to the Consolidated Financial Statements included in Item 8 Form 10-K/A for the year ended December 31, 2005 and the effectiveness of internal controls in this area as of December 31, 2005. Management determined that as of December 31, 2005 there were effective controls designed and in place and that the likelihood of stock-based compensation being materially misstated was not more than remote. Management has concluded therefore that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of December 31, 2005

Conclusion Regarding the Effectiveness of Internal Controls

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of April 2, 2006. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

As a result of our internal review of our stock option practices and related restatement of Financial results, we may become subject to SEC investigations and litigation, which may not be resolved favorably and will require significant management time and attention and accounting and legal resources, which could negatively adversely affect our business, results of operations and cash flows.

As a result of our restatement, the SEC may conduct a formal or informal investigation. In addition, we may become the subject of government or private litigation, including an investigation by the Department of Justice. There are no assurances that an investigation or litigation will not commence, and if commenced, that it will result in the same conclusions as those reached in the Audit Committee’s review. This may result in different or additional materially adverse accounting or tax impacts on our historical financial statements relating to stock option grants. In addition, an SEC inquiry or investigation or litigation will require significant human and financial resources that could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC investigation or litigation, we could be required to pay damages or penalties or have other remedies imposed upon us. A SEC investigation or litigation may also impair our ability to timely file reports with the Securities and Exchange Commission in the future, which could lead to our inability to continue to meet NASDAQ listing requirements and a possible default on our obligations related to our 2.25% senior convertible notes. We may also be required to suspend our effective registration statements, which may impair our ability to grant employees equity incentives in the future and may also result in penalty payments for our 2.25% senior convertible notes. In addition, we could become the target of costly class-action securities litigation related to other matters in the future. Considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. Any investigation or litigation could adversely affect our business, results of operations, financial position and cash flows.

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

In November 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California, which is described above under Item 1. “Legal Proceedings”. We believe that Passave has meritorious defenses to UTStarcom’s claims. Although Passave has attempted to try to resolve this claim, it may not be able to do so on reasonable terms, if at all. If Passave loses this litigation, a court could require us to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require Passave to make substantial payments. Either of these results could have a material adverse effect on our business, results of operations and financial condition.

Changes in the political and economic climate in China, Taiwan and other Asian countries may have a significant impact on our profitability.

China represents a significant portion of our net revenues (16% and 17% for the quarters ended April 2, 2006 and April 3, 2005, respectively) and substantially all of Passave’s revenues in 2005 were derived from sales of its products into Japan. Our financial condition and results of operations are becoming increasingly dependent on our sales in Asia and the majority of our wafer supply comes from Taiwan. China has large organizations with major programs that can start and stop quickly. For example, in 2004 our operating profits were adversely affected by a sudden slowdown in telecom infrastructure build-out in China. Instability in China’s economic environment could lead to a contraction of capital spending by our customers. Economic downturns, decreases in demand in these markets for our products and overall negative market conditions in Asia could have a disproportionate effect on our overall business results. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

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