Form 10-Q
period 2006-07-02
PMC SIERRA INC
filed 2006-08-16
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2006

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

Common shares outstanding at August 7, 2006 – 208,995,114

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	Jul 2, 2006	Jul 3, 2005	Jul 2, 2006	Jul 3, 2005
Net revenues	$118,780	$71,541	$206,561	$137,652

Cost of revenues	43,560	21,372	70,185	40,993

Gross profit	75,220	50,169	136,376	96,659

Other costs and expenses:
Research and development	41,587	29,456	75,336	60,872
Selling, general and administrative	27,174	13,466	46,767	26,470
Amortization of purchased intangible assets	9,934	—	12,044	—
In-process research and development	20,500	—	35,300	—
Restructuring costs and other charges	—	7,606	(738)	8,474

(Loss) income from operations	(23,975)	(359)	(32,333)	843

Other income and expense:
Interest income, net	1,267	2,502	4,833	5,187
Foreign exchange (loss) gain	(3,378)	512	(3,365)	(78)
Loss on debt extinguishment and amortization of debt issue costs	(242)	—	(484)	(1,634)
(Loss) gain on investments	(3,118)	—	(1,269)	1,439

(Loss) income before provision for income taxes	(29,446)	2,655	(32,618)	5,757

Provision for income taxes	(2,388)	(2,126)	(13,549)	(1,951)

Net (loss) income	$(31,834)	$529	$(46,167)	$3,806

Net (loss) income per common share - basic	$(0.16)	$0.00	$(0.24)	$0.02
Net (loss) income per common share - diluted	$(0.16)	$0.00	$(0.24)	$0.02

Shares used in per share calculation - basic	203,067	183,386	195,143	182,789
Shares used in per share calculation - diluted	203,067	188,305	195,143	188,492

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	Jul 2, 2006	Dec 31, 2005
		(Restated - Note 2)
ASSETS:
Current assets:
Cash and cash equivalents	$191,479	$405,566
Short-term investments	40,847	221,910
Accounts receivable, net of allowance for doubtful accounts of $1,768 (2005 - $1,768)	52,657	31,799
Inventories, net	33,312	14,046
Prepaid expenses and other current assets	29,376	13,630

Total current assets	347,671	686,951

Other investments and assets	8,464	16,390
Property and equipment, net	21,042	10,981
Goodwill	390,897	7,907
Intangible assets, net	243,623	5,575
Deposits for wafer fabrication capacity	5,145	5,145

	$1,016,842	$732,949

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$30,712	$21,507
Accrued liabilities	52,043	40,619
Income taxes payable	38,321	32,050
Deferred income taxes	2,408	1,037
Accrued restructuring costs	10,805	15,233
Deferred income	12,487	11,004

Total current liabilities	146,776	121,450

Deferred taxes and other tax liabilities	43,162	29,090

2.25% Senior convertible notes due October 15, 2025	225,000	225,000

PMC special shares convertible into 2,099 (2005 - 2,459) shares of common stock	2,732	3,362

Stockholders’ equity
Common stock and additional paid in capital, par value $.001: 900,000 shares authorized; 208,762 shares issued and outstanding (2005 - 183,306)	1,300,534	1,008,685
Accumulated other comprehensive income	1,166	1,723
Accumulated deficit	(702,528)	(656,361)

Total stockholders’ equity	599,172	354,047

	$1,016,842	$732,949

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	Jul 2, 2006	Jul 3, 2005
Cash flows from operating activities:
Net (loss) income	$(45,592)	3,806
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	5,299	4,432
Amortization of intangible assets	13,599	1,142
Amortization of debt issuance costs	484	16
Stock-based compensation	15,349	215
Gain on disposal of property and equipment	—	(184)
In-process research and development	35,300	—
Impairment of intangible assets	—	538
Loss on extinguishment of debt	—	1,618
Loss (gain) on investments	1,243	(1,255)
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	(13,151)	(5,155)
Inventories	(4,988)	1,111
Prepaid expenses and other current assets	(16,588)	(1,070)
Accounts payable and accrued liabilities	(2,158)	(2,452)
Income taxes payable	13,019	1,780
Accrued restructuring costs	(4,428)	2,193
Deferred income	1,483	432

Net cash (used in) provided by operating activities	(1,129)	7,167

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(413,781)	—
Purchases of short term available-for-sale investments	—	(82,389)
Proceeds from sales and maturities of short-term available-for-sale investments	181,450	141,084
Purchases of long-term available-for-sale investments in bonds and notes	—	(10,231)

Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	—	44,760
Purchases of investments and other assets	—	(2,000)
Proceeds from sale of investments and other assets	5,440	734
Proceeds from sale of property	—	2,604
Proceeds from refund of wafer fabrication deposits	—	1,634
Purchases of property and equipment	(5,113)	(2,666)
Purchase of intangible assets	(1,747)	(1,530)

Net cash (used in) provided by investing activities	(233,751)	92,000

Cash flows from financing activities:
Repurchase of convertible subordinated notes	—	(70,177)
Proceeds from issuance of common stock	20,793	12,715

Net cash provided by (used in) financing activities	20,793	(57,462)

Net (decrease) increase in cash and cash equivalents	(214,087)	41,705
Cash and cash equivalents, beginning of the period	405,566	121,276

Cash and cash equivalents, end of the period	$191,479	$162,981

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,531	$1,085
Cash refund of income taxes	—	2,516
Cash paid for income taxes	238	2,870
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	$630	$798
Issuance of common stock and assumption of vested stock options on acquisition	$254,546	—

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

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2006 will consist of 52 weeks and will end on the Sunday closest to December 31. In order to align our fiscal year end with the calendar year end, fiscal 2005 consisted of 53 weeks. The first six months of 2006 consisted of 26 weeks compared to 27 in the first six months of 2005.

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

During the three and six months ended July 2, 2006, the Company recognized $10.0 million and $15.9 million, respectively, in stock-based compensation expense or $0.05 and $0.08 per share, respectively. No tax benefits were attributed to stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and applied the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” as if the Company had applied the fair value method to measuring stock-based compensation expense. If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net loss and net loss per share for the three and six months ended July 3, 2005, would have been:

(in thousands, except per share amounts)	Three Months Ended Jul 3, 2005	Six Months Ended Jul 3, 2005
Net income, as reported	$529	$3,806
Adjustments (Restated - See Note 2):
Stock-based employee compensation expense included in net income	215	215
Additional stock-based employee compensation expense under fair value based method for all awards	(6,874)	(17,885)

Net loss, adjusted	$(6,130)	$(13,864)

Basic and diluted net income per share, as reported	$0.00	$0.02

Basic and diluted net loss per share, adjusted	$(0.03)	$(0.08)

In connection with the adoption of FAS 123(R), on January 1, 2006 the Company changed its method of attributing stock-based compensation expense from the accelerated method to the straight-line method for options granted after adoption of FAS 123(R).

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

Cash and cash equivalents. At July 2, 2006, Cash and cash equivalents included $0.8 million (December 31, 2005 - $0.8 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $8.3 million and $8.5 million at July 2, 2006 and December 31, 2005, respectively) were as follows:

(in thousands)	Jul 2, 2006	Dec 31, 2005
Work-in-progress	$17,604	$8,311
Finished goods	15,708	5,735

	$33,312	$14,046

Product warranties. The Company provides a one-year, limited warranty on most of its standard products and accrues for the cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 31, 2005 to July 2, 2006 and for the same period in the prior year were as follows:

	Six Months Ended
(in thousands)	Jul 2, 2006	Jul 3, 2005
Balance, beginning of the year	$3,997	$3,492
Accrual for new warranties issued	920	582
Reduction for payments (in cash or in kind)	(131)	(64)
Adjustments related to changes in estimate of warranty accrual	(306)	(382)

Balance, end of the period	$4,480	$3,628

Other Indemnifications. From time to time, on a limited basis, PMC indemnifies its customers, as well as its suppliers, contractors, lessors, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of its products, the use of their goods and services, the use of facilities, the state of assets that the Company sells and other matters covered by such contracts, normally up to a specified maximum amount. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company has no history of indemnification claims for such obligations and has not accrued any liabilities related to such indemnifications in the consolidated financial statements.

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s net income and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income when the hedged item affects net income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income. During the quarter ended July 2, 2006, all hedges were designated as cash flow hedges.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the recognition threshold and measurement of a tax position taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN 48 will have on its results of operations and financial position.

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

The Notes to these Condensed Consolidated Financial Statements have been updated to reflect the restatement.

The following table presents the impact of the restatement on the Company’s previously reported consolidated balance sheet:

	December 31, 2005
	As Previously Reported	Adjustments	As Restated
Common stock and additional paid-in capital	$919,055	$89,630	$1,008,685
Accumulated deficit	$(566,731)	$(89,630)	$(656,361)

NOTE 3. Business Combinations

Passave Inc.

On May 4, 2006, the Company acquired Passave, Inc. (“Passave”), a privately held Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated April 4, 2006 (the “Merger Agreement”), among the Company, a newly formed direct wholly-owned subsidiary of the Company (“Merger Sub”), Passave, and a representative of certain securityholders of Passave. Under the terms of the Merger Agreement, the Company issued shares of its common stock and assumed stock options, and incurred merger costs having a total value of $304.0 million for all of the outstanding capital stock, warrants and outstanding stock options of Passave. Of this amount, $257.5 million was allocated to the purchase price and $46.5 million related to unvested stock and stock options of Passave will be recorded as stock-based compensation over the requisite service period in accordance with FAS 123(R). The fair value of options assumed was calculated using a lattice-binomial method. Of the consideration received by stockholders of Passave, approximately 10% will be held in escrow to satisfy certain indemnification and other obligations. The Company and the securityholders of Passave have agreed to indemnify the other for, among other things, breaches of representations, warranties and covenants of the Company and Passave in the Merger Agreement. These financial statements include the results of operations of Passave from the acquisition date.

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

The total purchase price has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill. The preliminary allocation was determined by management based on a third-party valuation. Areas of the purchase price that are not yet finalized and may result in future amounts payable by PMC relate to settlement of a legal matter, and the residual goodwill (see Note 11. Contingencies). Merger costs include PMC’s estimate of investment banking fees, legal and accounting fees and other external costs directly related to the merger.

Net assets acquired consist of the following:

(in thousands)
Tangible assets, net of liabilities	$9,859
Intangible assets	82,500
In-process research and development	20,500
Goodwill	144,637

Net assets acquired	$257,496

Intangible assets acquired and their respective estimated remaining useful lives, over which each asset will be amortized on a straight-line basis, are:

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

Storage Semiconductor Business

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

In-process research and development relating to next-generation storage devices was expensed immediately because technological feasibility has not been established and no future alternative use exists. The value was calculated using a discounted cash flow technique that estimated the expected future cash flow attributable to the in-process technology over a period of approximately 10 years. This methodology involved examining the rights to the projects, the current progress toward completion, evidence of existing and future markets, and remaining technological, engineering, or regulatory risks.

Estimated future amortization expense for purchased intangible assets from both the acquisitions is as follows:

(in thousands)	$
2006	20,804
2007	39,343
2008	39,343
2009	39,343
2010	25,726
thereafter	69,699

The pro forma financial information presented below gives effect to the acquisitions of Passave and the Storage Semiconductor Business as if both acquisitions had occurred as of the beginning of fiscal 2005. If the acquisitions had occurred at the beginning of 2005, the $35.3 million charge for in-process research and development and acquisition-related costs would have been expensed in 2005. Amortization of intangible assets would have been $11.7 million higher and $0.9 million lower, in the second quarter of 2005 and 2006, respectively, and $23.5 million and $7.6 million higher in the first six months of 2005 and 2006. In addition, stock-based compensation would have been $6.2 million and $0.7 million higher in the second quarter of 2005 and 2006, respectively, and $12.3 million and $4.5 million higher in the first six months of 2005 and 2006 due to amortization of expense associated with unvested options assumed with exercise prices below fair market value on the acquisition date. The pro forma results do not purport to represent what our results of operations actually would have been if the transaction had occurred on the date indicated or what the results of operations will be in future periods.

	Three months ended		Six months ended
(in thousands)	Jul 2, 2006	Jul 3, 2005	Jul 2, 2006	Jul 3, 2005
Pro forma revenues	$125,930	$111,776	$245,414	$212,586
Pro forma net loss	$(1,729)	$(37,831)	$(19,882)	$(64,567)
Pro forma basic and diluted net loss per share	$(0.01)	$(0.19)	$(0.10)	$(0.32)

NOTE 4. Stock-Based Compensation

At July 2, 2006, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three and six months ended July 2, 2006 as follows:

(in thousands)	Three Months Ended July 2, 2006	Six Months Ended July 2, 2006
Cost of revenues	$489	$912
Research and development	4,046	6,540
Selling, general and administrative	5,488	8,472

Total	$10,023	$15,924

The Company received cash of $6.0 million and $20.8 million from all stock-based awards during the three and six months ended July 2, 2006, respectively.

Stock Option Plans

The Company issues its Common Stock under the provisions of various stock option plans. Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the grant date. The options generally expire within five to ten years and vest over four years.

In 2001, the Company simplified its plan structure. The 2001 Stock Option Plan (the “2001 Plan”) was created to replace a number of stock option plans the Company had assumed in connection with mergers and acquisitions completed prior to 2001. The number of shares available for issuance under the 1994 Incentive Stock Plan (“1994 Plan”) were approved by stockholders. New stock options or other equity incentives may only be issued under the 1994 Plan and the 2001 Plan. In the second quarter of 2006 the Company assumed the Stock Option plans and all outstanding stock options of Passave as part of the merger consideration.

Activity under the option plans during the three months ended July 2, 2006 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value per share at July 2, 2006
Outstanding, April 2, 2006	31,638,472	$10.46
Granted	821,769	$10.08
Assumed on acquisition of Passave	6,431,670	$1.38
Exercised	(2,754,525)	$2.17
Forfeited	(363,690)	$8.71
Expired	(122,598)	$24.15

Outstanding, July 2, 2006	35,651,098	$9.43	7.56	$2.20

Exercisable, July 2, 2006	19,113,427	$10.55	6.16	$2.43

No adjustment has been recorded for fully vested options that expired during the three months ended July 2, 2006. A reversal of less than $0.1 million was recorded for pre-vesting forfeitures.

The fair value of the Company’s stock option awards granted to employees during the three months ended July 2, 2006 was estimated using a lattice-binomial valuation model. Prior to the second quarter of 2005, the fair value of the Company’s stock option awards to employees was estimated, for disclosure purposes under SFAS 123, using a Black-Scholes option pricing model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that the binomial model provides a better estimate of the fair value of stock option awards because it considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. Both models require the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition in the three and six months ended July 2, 2006, and for disclosure purposes under SFAS 123 in the three and six months ended July 3, 2005, using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three months ended		Six months ended
	Jul 2, 2006	Jul 3, 2005	Jul 2, 2006	Jul 3, 2005
Expected life (years)	4.0	3.8	3.9	2.8
Expected volatility	56.9%	61.1%	57.3%	99.8%
Risk-free interest rate	5.0%	3.9%	4.8%	2.1%

The weighted average grant-date fair value of stock options granted during the three and six months ended July 2, 2006 was $4.64 and $4.93, respectively, per stock option. The total intrinsic value of stock options exercised during the three and six months ended July 2, 2006 was $25.0 million and $34.1 million, respectively.

As of July 2, 2006 there was $80.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan, which is expected to be recognized over a weighted average period of 2.6 years.

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

During the first quarter of 2006, 457,566 shares were issued under the Plan at a weighted-average price of $7.34 per share. No ESPP awards were granted during the three months ended July 2, 2006. As of July 2, 2006, 7,903,387 shares were available for future issuance under the ESPP (December 31, 2005 - 6,527,512).

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

At July 2, 2006, the Company had three currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $35.6 million and the contracts had a fair value of $1.9 million as of July 2, 2006. The gain or loss from the ineffective portion of the hedges was not significant.

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

Restructuring activities - 2005

During 2005, the Company completed various restructuring activities aimed at streamlining production and reducing its operating expenses. In the first quarter of 2005, the Company recorded restructuring charges of $0.9 million in severance costs related to the termination of 24 employees across all business functions. In the second quarter of 2005, the Company expanded the workforce reduction activities initiated during the first quarter and terminated 63 research and development employees located in the Santa Clara facility. In addition, the Company consolidated its two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. As a result, the Company recorded total second quarter restructuring charges of $7.6 million including $6.7 million for termination benefits and a $0.9 million write-down of equipment and software assets whose value was impaired as a result of these plans. In the third quarter of 2005, the Company consolidated its facilities and vacated excess office space in the Santa Clara location, and recorded a restructuring charge of $5.3 million for excess facilities and an additional $0.1 million in severance costs. To date, the Company has made payments relating to these activities of $9.6 million. As of July 2, 2006, the software assets have been disposed of and $0.7 million severance costs remains to be paid in 2006. Payments related to the excess facilities will extend to 2011.

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

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. To date, the Company has made cash payments under this plan of $155.1 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003. To date, PMC has reversed $5.3 million of excess restructure provision, primarily related to Mission Towers Two. Due to a continued downturn in real estate markets, the facilities costs were expected to be higher than anticipated in the original plan at that time, a result of which the Company recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, the Company recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, the Company has made cash payments of $20.3 million under this plan. Due to the continued downturn in real estate markets, the Company expected these costs to be higher than anticipated in the original plan. As a result, PMC recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011. The activity related to excess facility accruals under these plans during the six months ended July 2, 2006, and activity related to the accrual for severance were as follows:

Excess facility costs

(in thousands)	2005	2003	2001	Total
Balance at December 31, 2005	$4,871	$3,011	$6,866	$14,748

Adjustments	—	(2,300)	—	(2,300)
Cash payments	(677)	(161)	(1,571)	(2,409)

Balance at July 2, 2006	$4,194	$550	$5,295	$10,039

Severance costs

(in thousands)	2005	2003	2001	Total
Balance at December 31, 2005	$485	$—	$—	$485
Charges	1,562	—	—	1,562
Cash payments	(1,281)	—	—	(1,281)

Balance at July 2, 2006	$766	$—	$—	$766

NOTE 7. Investments in debt securities

The following tables summarize the Company’s investments in debt securities:

(in thousands)	Jul 2, 2006	Dec 31, 2005
Available-for-sale:
US Government Treasury and Agency notes	$25,409	$129,920
Corporate bonds and notes	110,304	441,167

	$135,713	$571,087

Reported as:
Cash equivalents	$94,866	$349,177
Short-term investments	40,847	221,910

	$135,713	$571,087

NOTE 8. Investments and other assets

During the three months ended July 2, 2006, the Company recorded a $3.2 million impairment loss on its investment in a private company, which was its carrying value. This was offset by a $0.1 million gain on sale of another investment.

During the three months ended April 2, 2006, the Company sold its investment in Ikanos Communications Inc. for proceeds of $5.1 million and recorded a gain of $3.1 million, included in Gain on investments on the Statement of Operations.

NOTE 9. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Jul 2, 2006	Jul 3, 2005	Jul 2, 2006	Jul 3, 2005
Net (loss) income	$(31,834)	$529	$(46,167)	$3,806
Other comprehensive income:
Change in net unrealized gains on investments	59	315	(51)	(281)
Change in fair value of derivatives	205	160	(506)	(522)

Total	$(31,570)	$1,004	$(46,724)	$3,003

NOTE 10. Net Income Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	Jul 2, 2006	Jul 3, 2005	Jul 2, 2006	Jul 3, 2005
Numerator:
Net (loss) income	$(31,834)	$529	$(46,167)	$3,806

Denominator:
Basic weighted average common shares outstanding (1)	203,067	183,386	195,143	182,789
Effect of dilutive securities:
Stock options	—	4,919	—	5,703

Diluted common shares outstanding (1)	203,067	188,305	195,143	188,492

Basic net (loss) income per share	$(0.16)	$0.00	$(0.24)	$0.02

Diluted net (loss) income per share	$(0.16)	$0.00	$(0.24)	$0.02

The Company had 7.0 million common stock equivalents related to stock options, and 4.5 million common stock equivalents related to the 2.25% Senior Convertible Notes at July 2, 2006, that were not included in diluted net loss per share because they would be antidilutive.

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

Note 11. Contingencies

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

The Company believes that Passave has meritorious defenses to UTStarcom’s claims. Nevertheless, prior to the acquisition by PMC, Passave has informed UTStarcom that it is prepared to replace a number of such system-on-a-chips that Passave had shipped to it as an accommodation to UTStarcom. Although Passave has attempted to try to resolve this claim, it may not be able to do so on reasonable terms, if at all. If PMC loses this litigation, a court could require PMC to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require the Company to make substantial payments. Either of these results could have a material adverse effect on PMC’s business, results of operations and financial condition.

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

OVERVIEW

We generate revenues from the sale of semiconductor devices that we have designed and developed. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, all of our revenues in the first six months of 2006 came from parts developed in 2005 and earlier. After an individual product is completed and announced it may take several years before that device generates any significant revenues. Our current revenue is generated by a portfolio of more than 250 products which we have developed or acquired.

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

During the second quarter of 2006 we completed the integration of the Storage Semiconductor Business, which we acquired from Avago on February 28, 2006. Our consolidated results include the results of the Storage Semiconductor Business from the acquisition date. We purchased the Storage Semiconductor business due to the market position the Storage Semiconductor Business has in the Fibre Channel controller market and the growth opportunities for standard semiconductor solutions in the enterprise storage market. This acquisition contributed $36.1 million in revenues during the four months since the acquisition date, primarily from the Tachyon product line, and we expect continued growth in the third quarter of 2006.

On May 4, 2006, we completed the acquisition of Passave Inc., a company that develops system-on-chip semiconductor solutions for the Fiber To The Home (FTTH) access market.

The results of Passave are included in our consolidated results from the date of acquisition. We purchased Passave due to its market share leadership in Passive Optical Networking (PON) solutions for central office and customer premise FTTH applications, and in the second quarter of 2006 Passave contributed $8.8 million in revenues for the two months since the acquisition date. For the third quarter of 2006 we expect lower activity levels of FTTH deployment in Japan, especially as it relates to Ethernet Passive Optical Networking (EPON) Optical Line Terminals (OLT’s) which are installed in central offices. The reduced deployment is a result of a temporary lower ratio of network-based to subscriber-based Optical Networking Units (ONU’s) to OLT’s than originally anticipated.

On January 1, 2006, we adopted FAS 123(R) on a modified prospective basis, which resulted in the recognition of stock-based compensation expense of $10.0 million and $15.9 million in the second quarter and six months ended July 2, 2006, respectively. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for further information on stock-based compensation. The adoption of FAS 123(R) will continue to have an adverse impact on our reported results of operations in future quarters.

In order to align our fiscal year end with the calendar year end, the first fiscal period of 2005 consisted of 14 weeks compared to 13 in the first quarter of 2006, therefore the first six months of 2005 consisted of 27 weeks compared to 26 weeks in the first six months of 2006.

Our Audit Committee has completed a review of our stock option-award practices. Based on the results of the review we concluded that the accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. We determined that for certain option grants the allocations to individual recipients and/or the proper documentation of formal corporate approvals had not been completed as of the original accounting measurement dates. As a result, new accounting measurement dates are being applied to the affected option grants. As the majority of the stock options in question were cancelled in an option exchange program in 2002, or were otherwise fully vested, the new measurement dates will not affect operating results for 2003 and subsequent years. The Audit Committee has concluded that, while we used incorrect accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, those errors were not the product of any deliberate misconduct by our executives, staff, or members of our board of directors.

As a result of the review we have adjusted stockholders’ equity as at December 31, 2002 and on the consolidated balance sheets for all subsequent periods. The effect of the adjustments was to increase capital stock and additional paid-in capital and increase accumulated deficit on all consolidated balance sheets commencing in 2003. These are offsetting reclassification entries within stockholders’ equity on the consolidated balance sheet and the total amount of stockholders’ equity in 2003 and subsequent consolidated balance sheets did not change. The restatement had no impact on our consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on our cash position or previously reported revenues.

Results of Operations

Second Quarters of 2006 and 2005

Net Revenues (in millions)

	Second Quarter		Change
	2006	2005
Net revenues	$118.8	$71.5	66%

Net revenues for the second quarter of 2006 were $118.8 million compared to $71.5 million for the same period in 2005, an increase of $47.3 million, or 66%. The increase was driven primarily by $8.8 million of additional revenue from the May 4, 2006 acquisition of Passave and $27.3 million of additional revenue from the February 28, 2006 acquisition of the Storage Semiconductor Business from Avago. In addition to revenues from acquired products, during the second quarter of 2006 we experienced improved activity in all areas of the service provider market due to increased capital spending. We also earned revenues from previous year design wins in the metro transport and wireless infrastructure areas, though revenues from the wireless infrastructure market decreased slightly in the second quarter of 2006 from the prior quarter. Revenues from the enterprise storage market also increased from the second quarter of 2005 due to previous year design wins.

Gross Profit (in millions)

	Second Quarter		Change
	2006	2005
Gross profit	$75.2	$50.2	50%

Percentage of net revenues	63%	70%

Total gross profit increased $25.0 million, or 50%, in the first quarter of 2006 compared to the same period in 2005. Higher revenues due to the acquisitions drove this increase.

Gross profit as a percentage of revenues was approximately 63% compared with 70% in the second quarter of 2005. PMC’s product mix changed as a result of the acquisitions. Since many of the acquired products sell at overall lower gross margins, particularly the Fiber To The Home products, our gross profit as a percentage of revenues decreased. As the proportion of revenues from Fiber To The Home products increases in future quarters, we expect this trend to continue. We recorded amortization of fair value adjustments to inventory related to both of the acquisitions of $5.4 million, which decreased gross profit as a percentage of revenues by 5%. These costs were fully amortized by the end of the second quarter of 2006. In addition, we recorded $0.5 million stock-based compensation expense in cost of revenues in the second quarter of 2006 compared to none in the second quarter of 2005, which had an impact of less than one percentage point.

Other Costs and Expenses (in millions)

	Second Quarter		Change
	2006	2005
Research and development	$41.6	$29.5	41%
Percentage of net revenues	35%	41%

Selling, general and administrative	$27.2	$13.5	101%
Percentage of net revenues	23%	19%

Amortization of purchased intangible assets	$9.9	—	100%
Percentage of net revenues	8%	0%

In-process research and development	$20.5	—	100%
Percentage of net revenues	17%	0%

Restructuring costs and other charges	$—	$7.6	(100)%
Percentage of net revenues	0%	11%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses increased by $12.1 million, or 41%, in the second quarter of 2006 compared to the second quarter of 2005. Total payroll costs, including the acquired businesses, were higher by $5.3 million due to salary increases, additional headcount from Passave for the two months since acquisition, and additional headcount from the Storage Semiconductor Business for a full quarter. In addition, we recorded $4.0 million stock-based compensation expense compared to none in the second quarter of 2005. Materials costs were higher by $2.6 million, depreciation increased by $0.7 million, office and facilities costs were higher by $0.5 million and training and travel costs also increased by $0.4 million due to the acquisitions. These increases were offset by $0.9 million lower hardware and software maintenance costs, and other cost reductions of $0.6 million.

Our selling, general and administrative, or SG&A, expenses increased by $13.7 million, or 101%, in the second quarter of 2006 compared to the second quarter of 2005. The primary reasons for the increase in SG&A expense as a percentage of revenues were acquisition-related costs and the fact that we recorded $5.5 million of stock-based compensation expense compared to none in the second quarter of 2005. Including the acquired businesses, payroll-related costs were higher by $5.4 million due to increased headcount. Training and travel increased by $0.7 million primarily due to the acquisition of Passave. Commissions increased by $0.5 million due to higher revenues. Other increases included higher professional fees of $0.6 million, and marketing costs of $0.4 million. In addition, in the second quarter of 2005 we recorded a $0.9 million reversal of provision for doubtful accounts receivable based on the completion of an analysis of the credit status of a significant customer. These increases were offset by lower facilities costs of $0.3 million.

Amortization of purchased intangible assets and in-process research and development

On May 4, 2006, we completed the acquisition of Passave by issuing common stock and assuming stock options with a total value of $304.0 million. A portion of the purchase price was allocated to identified intangible assets, including $81.7 million to technology assets and customer relationships with useful lives of approximately 4 years, and $0.8 million to backlog with a useful life of approximately eight months. Amortization of acquired intangible assets having definite lives from the date of the acquisition of Passave on May 4, 2006, was $3.6 million in the second quarter of 2006. Amortization of intangible assets acquired from the Avago Storage Semiconductor Business in the second quarter of 2006 was approximately $6.3 million.

A portion of the remaining purchase price for Passave was allocated to in-process research and development projects relating to next-generation storage devices and was calculated to be $20.5 million using a discounted cash flow technique. The fair value of these projects was expensed immediately because technological feasibility has not been established and no future alternative uses exist. The value was calculated using a discounted cash flow technique that estimated the expected future cash flow attributable to the in-process technology over a period of approximately 6 years. This methodology involved examining the rights to the projects, their current progress toward completion, evidence of existing and future markets, and remaining technological, engineering, or regulatory risks.

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

Restructuring activities –2005

During 2005, we completed various restructuring activities aimed at streamlining production and reducing our operating expenses. In the first quarter of 2005, we recorded restructuring charges of $0.9 million in severance costs related to the termination of 24 employees across all business functions. In the second quarter of 2005, we expanded the workforce reduction activities initiated during the first quarter and terminated 63 employees from research and development located in the Santa Clara facility. In addition, we consolidated our two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. As a result, we recorded total second quarter restructuring charges of $7.6 million including $6.7 million for termination benefits and a $0.9 million write-down of equipment and software assets whose value was impaired as a result of these plans. In the third quarter of 2005, we consolidated our facilities and vacated excess office space in the Santa Clara location, and recorded a restructuring charge of $5.3 million for excess facilities and an additional $0.1 million in severance costs. In the first quarter of 2006, we continued the workforce reduction plans initiated in 2005 and recorded $1.6 million restructuring charges related to the termination of 19 employees, primarily from research and development, in the Santa Clara facility. To date, we have made payments relating to these activities of $9.6 million. As of July 2, 2006, the software assets have been disposed of and $0.7 million severance costs remains to be paid in 2006. Payments related to the excess facilities will extend to 2011.

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

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. To date, we have made cash payments under this plan of $155.1 million, including the purchase and sale of Mission Towers Two in Santa Clara, CA, for $133 million and $33 million, respectively, in the third quarter of 2003. To date, we have reversed $5.3 million of excess restructure provision, primarily related to Mission Towers One. Due to the continued downturn in real estate markets, the facilities costs are expected to be higher than anticipated in the original plan and as a result, we recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, we have made cash payments of $20.3 million under this plan. Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan. As a result, we recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003 and $2.2 million in the fourth quarter of 2004.

We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on all of our surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011. The activity related to excess facility accruals under these plans during the three months ended July 2, 2006, and activity related to the 2005 accrual for severance were as follows:

Excess facility costs

(in thousands)	2005	2003	2001	Total
Balance at April 2, 2006	$4,545	$545	6103	$11,193
Cash payments	(351)	5	(808)	(1,154)
Balance at July 2, 2006	$4,194	$550	$5,295	$10,039

Severance costs

(in thousands)	2005	2003	2001	Total
Balance at April 2, 2006	$907	$—	$—	$907
Cash payments	(141)	—	—	(141)
Balance at July 2, 2006	$766	$—	$—	$766

Other Income and Expenses (in millions)

	Second Quarter		Change
	2006	2005
Interest income, net	$1.3	$2.5	(49)%
Percentage of net revenues	1%	3%
Foreign exchange (loss) gain	$(3.4)	$0.5	(780)%
Percentage of net revenues	-3%	1%
Loss on investments	$(3.1)	$—	100%
Percentage of net revenues	-3%	0%

Interest income, net

Net interest income decreased by $1.2 million in the second quarter of 2006 compared to the second quarter of 2005. In the fourth quarter of 2005, we issued $225.0 million of 2.25% Senior Convertible Notes, which resulted in higher interest expense in the second quarter of 2006 of $1.3 million. In addition, on February 28, 2006, we paid approximately $431.2 million in cash for the acquisition of the Storage Semiconductor Business, thus reducing our interest income for the second quarter of 2006.

Foreign exchange gain (loss)

Our foreign exchange loss was $3.4 million in the second quarter of 2006 compared to a $0.5 million gain in the second quarter of 2005.

We have a significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through the third quarter of 2007. The foreign exchange loss from the second quarter of 2006 relates primarily to the re-measurement of accrued income tax amounts in our Canadian subsidiary. We do not hedge our accrual for Canadian income taxes against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Loss on investments

During the second quarter of 2006, we recorded an impairment loss of $3.2 million on our investment in a private company, which has been included in (Loss) gain on investments on the Statement of Operations. This was offset by a $0.1 million gain on sale of another investment.

In the first quarter of 2005, we received $2.2 million as final satisfaction of the mortgage owed to us for a property we sold in 2003. As part of the agreement we surrendered an option to purchase the property. The difference between the proceeds and the carrying value of the mortgage receivable was recorded as a gain of $0.6 million on the Statement of Operations. In addition, we received $0.7 million that had been in escrow for one year pending final settlement of the sale of our investment in a private technology company. As a result we recorded a gain for this amount, which has been included in (Loss) gain on investments on the Statement of Operations.

Provision for income taxes

We recorded a provision for income taxes of $2.4 million in the second quarter of 2006 based on net income, excluding expenses for which we will not receive a tax benefit, multiplied by an expected annual effective tax rate. During the second quarter of 2006 we reduced our expected annual effective tax rate from 20% to 16% as a result of lower taxes on storage products related to income which is earned in the United States and attracts a 5% tax rate due to accumulated net operating losses in the United States.

First Six Months of 2006 and 2005

Net Revenues (in millions)

	First Six Months
	2006	2005	Change
Net revenues	$206.6	$137.7	50%

Net revenues for the first six months of 2006 were $206.6 million compared to $137.7 million for the same period in 2005, an increase of $68.9 million, or 50%. The increase was driven primarily by $36.1 million of additional revenue from the February 28, 2006 acquisition of the Storage Semiconductor Business, and $8.8 million from the May 4, 2006 acquisition of Passave. In addition, we experienced increased orders and improved activity in all areas of the Service Provider market, including: metro optical transport; multi-service switching and routing; and wireless infrastructure due to previous year design wins and overall increased capital spending.

Gross Profit (in millions)

	First Six Months
	2006	2005	Change
Gross profit	$136.4	$96.7	41%

Percentage of net revenues	66%	70%

Total gross profit increased $39.7 million, or 41%, in the first six months of 2006 compared to the same period in 2005. This increase is primarily due to a higher volume of units sold.

Gross profit as a percentage of revenues decreased to 66% in the first six months of 2006 from 70% in the first six months of 2005. PMC’s product mix changed as a result of the acquisitions. Since many of the acquired products sell at overall lower gross margins, particularly the Fiber To The Home products, our gross profit as a percentage of revenues decreased. As the proportion of revenues from the acquired products increases, we expect this trend to continue. We recorded amortization of fair value adjustments to inventory related to the acquisitions of $8.2 million, which decreased gross profit as a percentage of revenues by 4%. In addition, we recorded $0.9 million stock-based compensation expense in the first six months of 2006 compared to none in the first six months of 2005, which had an impact of less than one percentage point.

Operating Expenses and Charges (in millions)

	First Six Months		Change
	2006	2005
Research and development	$75.3	$60.9	24%
Percentage of net revenues	36%	44%

Selling, general and administrative	$46.8	$26.5	77%
Percentage of net revenues	23%	19%

Amortization of purchased intangible assets	$12.0	$—	100%
Percentage of net revenues	6%	0%

In-process research and development	$35.3	$—	100%
Percentage of net revenues	17%	0%

Restructuring costs and other charges	$(0.7)	$8.5	108%
Percentage of net revenues	0%	6%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses were $14.4 million, or 24%, higher in the second quarter of 2006 compared to the second quarter of 2005. Total payroll costs, including the acquired businesses, were higher by $5.7 million due to salary increases, additional headcount from Passave for the two months since acquisition, and additional headcount from the Storage Semiconductor Business for one month in the first quarter of 2006 and a full second quarter. In addition, we recorded $6.5 million of stock-based compensation expense compared to none in the first six months of 2005. Materials costs were higher by $2.4 million, depreciation increased by $0.8 million, office and facilities costs were higher by $0.4 million and training and travel costs also increased by $0.6 million due to the acquisitions. These increases were offset by $1.6 million lower hardware and software maintenance costs, and other cost reductions of $0.4 million.

Our selling, general and administrative, or SG&A, expenses increased by $20.3 million, or 77%, in the first six months of 2006 compared to the first six months of 2005. The primary reasons for the increase in SG&A expenses as a percentage of revenues were the incremental costs associated with the acquisitions and the fact that we recorded $8.5 million stock-based compensation expense compared to none in the first six months of 2005. Including the acquired businesses, payroll-related costs were higher by $7.3 million. Training and travel increased by $1.2 million primarily due to the acquisitions. Commissions increased by $1.0 million due to higher revenues. Other increases included higher professional fees of $1.1 million and marketing costs of $0.4 million. In addition, in the second quarter of 2005 we recorded a $0.9 reversal of provision for doubtful accounts receivable based on the completion of an analysis of the credit status of a significant customer. These increases were offset by lower depreciation and other costs of $0.1 million.

Amortization of purchased intangible assets and in-process research and development

During the six months ended July 2, 2006 we completed the acquisitions of Passave and the Storage Semiconductor Business for total consideration of approximately $732.0 million. Of the $431.2 million purchase price for the Storage Semiconductor Business, $167.4 million was allocated to identified intangible assets with estimated useful lives ranging from six months to 10 years. Amortization of these assets from the date of the acquisition on February 28, 2006, was $7.9 million in the first six months of 2006. Of the $304.0 million total consideration for Passave, $82.5 million was allocated to identified intangible assets with estimated useful lives ranging from eight months to 4 years. Amortization of these assets from the date of the acquisition on May 4, 2006, was $3.6 million in the first six months of 2006.

In-process research and development charges of $14.8 million and $20.5 million were recorded during the first six months of 2006 with respect to the acquisitions of the Storage Semiconductor Business, and Passave, respectively. For each of the acquisitions, a portion of the purchase price was allocated to in-process research and development projects, calculated using a discounted cash flow technique. The fair value of these projects was expensed immediately because technological feasibility has not been established and no future alternative uses exist. The value was calculated using a discounted cash flow technique that estimated the expected future cash flow attributable to the in-process technology over a period of approximately 10 years for the Storage Semiconductor Business, and 6 years for Passave. This methodology involved examining the rights to the projects, their current progress toward completion, evidence of existing and future markets, and remaining technological, engineering, or regulatory risks.

Restructuring costs and other charges

Please refer to the full description of our various restructuring activities and plans in this Management’s Discussion and Analysis under “Second Quarters of 2006 and 2005”. The activity related to excess facility accruals under these plans during the six months ended July 2, 2006, and activity related to the 2005 accrual for severance were as follows:

Excess facility costs

(in thousands)	2005	2003	2001	Total
Balance at December 31, 2005	$4,871	$3,011	$6,866	$14,748

Adjustments	—	(2,300)	—	(2,300)
Cash payments	(677)	(161)	(1,571)	(2,409)

Balance at July 2, 2006	$4,194	$550	$5,295	$10,039

Severance costs

(in thousands)	2005	2003	2001	Total
Balance at December 31, 2005	$485	$—	$—	$485

Charges	1,562	—	—	1,562
Cash payments	(1,281)	—	—	(1,281)

Balance at July 2, 2006	$766	$—	$—	$766

Other Income and Expenses (in millions)

	First Six Months		Change
	2006	2005
Interest income, net	$4.8	$5.2	(7)%
Percentage of net revenues	2%	4%

Foreign exchange loss	$(3.4)	$(0.1)
Percentage of net revenues	-2%	0%

Loss on extinguishment of debt and amortization of debt issue costs	$(0.5)	$(1.6)	69%
Percentage of net revenues	0%	-1%

(Loss) gain on investments	$(1.3)	$1.4
Percentage of net revenues	-1%	1%

Interest income, net

Interest income was $4.8 million in the first six months of 2006 compared to $5.2 million in the first six months of 2005, a decrease of $0.4 million. In the fourth quarter of 2005, we issued $225.0 million of 2.25% Senior Convertible Notes, which resulted in higher interest expense of $2.4 million. In addition, on February 28, 2006, we paid approximately $431.2 million in cash for the acquisition of the Storage Semiconductor Business, thus reducing our interest income for part of the first quarter of 2006 and for all of the second quarter of 2006.

Loss on extinguishment of debt and amortization of debt issue costs

In the fourth quarter of 2005, we issued $225.0 million of 2.25% Senior Convertible Notes. As a result, in the first six months of 2006, we recognized amortization of debt issue costs of $0.5 million.

On January 18, 2005, we redeemed our remaining outstanding 3.75% Convertible Subordinated Notes for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium. We expensed the remaining unamortized debt issue costs of $0.6 million, resulting in an aggregate net loss on redemption of $1.6 million.

(Loss) gain on investments

During the first quarter of 2006, we sold our investment in Ikanos Communications Inc. for proceeds of $5.1 million and recorded a gain of $3.1 million which has been included in Gain on sale of investments on the Statement of Operations. The gain was partially offset by a $1.3 million loss on sales of other short-term investments that were redeemed prior to maturity to fund the acquisition of the Storage Semiconductor Business.

During the second quarter of 2006, we recorded an impairment loss of $3.2 million on our investment in a private company, which has been included in (Loss) gain on investments on the Statement of Operations. This was offset by a $0.1 million gain on sale of another investment.

In the first six months of 2005, we received $2.2 million as final satisfaction of the mortgage owed to us for a property we sold in 2003. As part of the agreement we surrendered an option to purchase the property. The difference between the proceeds and the carrying value of the mortgage receivable was recorded as a gain of $0.6 million on the Statement of Operations. In addition, we received $0.7 million that had been in escrow for one year pending final settlement of the sale of our investment in a private technology company. As a result we recorded a gain for this amount, which has been included in (Loss) gain on investments on the Statement of Operations.

Provision for income taxes

We recorded a provision for income taxes of $13.5 million in the first six months of 2006 based on net income, excluding expenses for which we will not receive a tax benefit, multiplied by an expected annual effective tax rate. During the second quarter of 2006 we reduced our expected annual effective tax rate from 20% to 16% as a result of lower taxes on storage products related to income which is earned in the United States and attracts a 5% tax rate due to accumulated net operating losses in the United States. In addition, we recorded $7.1 million tax expense in the first quarter of 2006 for withholding and other taxes on the repatriation of funds used to purchase the Storage Semiconductor Business.

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

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the period ended December 31, 2005, which also provides commentary on our most critical accounting estimates. The following additional estimates were of note during the first six months of 2006:

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

There was no impairment to goodwill or intangible assets during the six months ended July 2, 2006. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

Stock-based compensation

On January 1, 2006, we adopted SFAS 123(R), which requires the recognition of compensation expense for all share-based payment awards. Under SFAS 123(R) we measure the fair value of awards of equity instruments and recognize the cost, net of an estimated forfeiture rate, on a straight-line basis over the period during which services are provided in exchange for the award, generally the vesting period.

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

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans implemented that year. The total remaining estimate of $5.3 million related to the 2001 restructuring plans represents 100% of the estimated total future operating costs and lease obligations for the effected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites and the recording of $9.6 million charge related to these facilities. In the first quarter of 2006, we reversed $2.3 million of this provision because a portion of the space was re-occupied. The total remaining estimate of $0.5 million related to the closing of all four sites represents approximately 100% of the estimated total future operating costs and lease obligations for these sites.

In the third quarter of 2005, we recorded charges of $5.3 million for the restructuring of excess facilities in connection with the restructuring plans implemented in 2005. The total remaining estimate of $4.2 million represents 100% of the estimated total future operating costs and lease obligations for the site.

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

Business Outlook

We expect our revenues for the third quarter of 2006 to be in the range of $122 million to $124 million. As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”. Our revenue outlook for the third quarter of 2006 depends in part on achieving 37% to 39% of our revenues from our turns business. Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate our third quarter 2006 gross margins will be approximately 68% before stock-based compensation and acquisition-related costs. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our third quarter of 2006 research and development and selling, general and administrative expenses, before stock-based compensation expense and acquisition-related costs, to be higher compared with the prior quarter, reflecting a full quarter of Passave operating costs.

We anticipate that interest and other income in the third quarter of 2006 will be approximately $1.5 million, and our income tax provision rate will be 16%. This rate will vary depending on the mix of net income earned in the United States and other tax jurisdictions.

Liquidity & Capital Resources

Our principal source of liquidity at July 2, 2006 was $232.3 million in cash and cash equivalents and short-term investments.

In the first six months of 2006, we used $1.1 million of cash in operating activities. Significant changes in working capital accounts included:

•	a $16.6 million increase in prepaid expenses due to renewals of design tool software contracts;

•	a $13.0 million increase in accounts receivable, on which our calculated number of days outstanding at the end of the second quarter of 2006 was 40 days compared to 37 at the end of 2005, primarily due to higher revenues from to the acquisitions of the Storage Semiconductor Business and Passave;

•	a $5.0 million increase in inventory, resulting primarily from $10.7 million of inventory acquired with the Storage Semiconductor Business, and $3.5 million acquired from Passave which reduced the calculated number of times our inventory turned over on an annualized basis from 5.6 at the end of 2005 to 5.0 at the end of the second quarter of 2006;

•	a $13.0 million increase in our provision for income taxes primarily from the withholding and other taxes accrued as a result of repatriating funds to purchase the Storage Semiconductor Business, and the translation from Canadian Dollars to U.S. dollars at the end of the second quarter of 2006;

•	a $2.2 million decrease in accounts payable and accrued liabilities due primarily to the payment of accrued interest on the Senior Convertible Notes, offset by a net increase in acquisition-related accruals;

•	a $4.4 million decrease in accrued restructuring costs due primarily to a $2.3 million reversal of provision for facilities that were re-occupied in the first quarter of 2006, and payments made during the first six months of 2006; and

•	a $1.5 million increase in deferred income due to greater levels of shipments in the third month of the quarter to our major distributor.

In the first six months of 2006, cash flows from our investment activities included:

•	cash used to purchase the Storage Semiconductor Business for approximately $431.2 million, net of $17.0 million acquired from the Passave acquisition;

•	cash proceeds of $181.0 million from the sale or maturity of short-term debt investments;

•	proceeds of $5.4 million from the sale of strategic investments and other assets; and

•	investments of $2.8 million for the purchases of property, equipment and intangible assets.

In the first six months of 2006, cash flows from our financing activities included:

•	cash proceeds of $20.7 million from the issuance of common stock under our equity-based compensation plans.

As of July 2, 2006, we had cash commitments made up of the following:

(in thousands)	Total	2006	2007	2008	2009	2010	After 2010
Contractual Obligations

Operating Lease Obligations:
Minimum Rental Payments	$48,447	$5,771	$10,504	$12,408	$7,655	$7,495	$4,614
Estimated Operating Cost Payments	16,529	2,091	3,913	3,637	2,835	2,855	1,198
Long Term Debt:
Principal Repayment	225,000	—	—	—	—	—	225,000
Interest Payments	98,721	2,531	5,063	5,063	5,063	5,063	75,938
Purchase and other Obligations	5,738	2,703	1,593	1,442	—	—	—

	$394,435	$13,096	$21,073	$22,550	$15,553	$15,413	$306,750

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $10.2 million at July 2, 2006 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter. In addition, excluded from the table above are potential additional payments resulting from the finalization of the purchase price for the Storage Semiconductor Business which is expected to be settled by the end of the third quarter of 2006, and for Passave, which will be settled on resolution of the UTStarcom suit (See Note 11 to the Consolidated Financial Statements).

We expect to use approximately $8.1 million of cash in the remainder of 2006 for capital expenditures, including purchased intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, capital expenditure, wafer deposit and remaining restructuring requirements through the end of 2006.

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

Based on a sensitivity analysis performed on the financial instruments held at July 2, 2006, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100 or 150 basis points would each result in a decline, or increase, in portfolio value of approximately $0.1 million or less.

Senior Convertible Notes:

At July 2, 2006, $225 million of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

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

As at July 2, 2006, we had three currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $35.6 million and the contracts had a fair value of $1.9 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accruals for Canadian income taxes in the ordinary course of business, and consequently in the first six months of 2006 we recorded a $3.2 million foreign exchange loss relating to this item. Our profitability would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies. For example, if the value of the United States dollar decreased by an additional 5% relative to the Canadian dollar, our profitability would decrease by $4.1 million.

Other Investments:

Our other investments include strategic investments in privately held companies that are carried on our balance sheet at cost, net of write-downs for non-temporary declines in market value. We expect to make additional investments like these in the future. These investments are inherently risky, as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages. The market for the technologies or products that they have under development is typically in the early stages, and may never materialize. We could lose our entire investment in these companies and partnerships or may incur an additional expense if we determine that the value of these assets has been impaired. For example, in the second quarter of 2006 we recorded a charge of $3.2 million for impairment of an investment in a private company. We may record an impairment charge to our operating results should we determine that these funds have incurred a non-temporary decline in value.

ITEM 4. Controls and Procedures.

In evaluating the effectiveness of our internal control over financial reporting as of July 2, 2006, we considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

These actions and failures led to changes to our financial statements prior to 2002 (with consequential restatement of certain opening balances in the 2003 and subsequent consolidated financial statements) and therefore constitute material weaknesses in our internal controls at the time the first stock option awards were first recorded.

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

Conclusion Regarding the Effectiveness of Internal Controls

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of July 2, 2006. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

We believe that Passave has meritorious defenses to UTStarcom’s claims. Nevertheless, Passave has informed UTStarcom that it is prepared to replace a number of such system-on-a-chips that Passave had shipped to it as an accommodation to UTStarcom. Although PMC has attempted to try to resolve this claim, it may not be able to do so on reasonable terms, if at all. If PMC loses this litigation, a court could require us to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require PMC to make substantial payments. Either of these results could have a material adverse effect on our business, results of operations and financial condition.

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

Passave is currently dependent on one customer in Japan, NTT, for the substantial majority of its revenue. As a result, revenues may vary substantially from quarter to quarter and there will be a significant adverse impact on revenues contributed by Passave if this customer reduces its purchases.

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

If we fail to successfully address integration challenges in a timely manner, or at all, we may not realize the anticipated benefits or synergies of the acquisitions to the extent, or in the time frame, anticipated. Even if the acquired businesses are successfully integrated, we may not receive the expected benefits of the acquisitions, which are based on forecasts, which are subject to numerous assumptions which may prove to be inaccurate. Any one of these integration challenges or any combination thereof could adversely affect our cash flow and results of operations, and as a result, the acquisitions may prove to be dilutive to existing shareholders.

Passave is involved in litigation with UTStarcom that may be expensive and time consuming.

In November 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California, which is described above under Item 1. “Legal Proceedings”. We believe that Passave has meritorious defenses to UTStarcom’s claims. Although PMC has attempted to try to resolve this claim, it may not be able to do so on reasonable terms, if at all. If PMC loses this litigation, a court could require us to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require PMC to make substantial payments. Either of these results could have a material adverse effect on our business, results of operations and financial condition.

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

Many of our customers have numerous product lines, numerous component requirements for each product, sizeable and complex supplier structures, and typically engage contract manufacturers for additional manufacturing capacity. In addition, our customers often shift buying patterns as they manage inventory levels, market different products, or change production schedules. This makes forecasting their production requirements difficult and can lead to an inventory surplus of certain of their components. This also reduces our visibility for revenues beyond the current quarter, so projections of full-year results based on current guidance from customers may not be realized.

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

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems accounted for more than 10% of our revenues in the first six months of 2006, and EMC Corporation accounted for more than 10% of our revenues in the second quarter of 2006. The companies that constitute our largest customers may change due to the Storage Semiconductor Business and Passave acquisitions. Passave is currently dependent on one customer in Japan, NTT, for the substantial majority of its revenue. As a result, revenues may vary substantially from quarter to quarter and there will be a significant adverse impact on revenues contributed by Passave if this customer reduces its purchases. We do not have long-term volume purchase commitments from any of our major customers. We sell our products to customers solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated and natural disasters. Our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

China represents a significant portion of our net revenues (17% in each of the quarters ended July 2, 2006 and July 3, 2005) and substantially all of Passave’s revenues in 2005 were derived from sales of its products into Japan. Our financial condition and results of operations are becoming increasingly dependent on our sales in Asia and the majority of our wafer supply comes from Taiwan. China has large organizations with major programs that can start and stop quickly. For example, in 2004 our operating profits were adversely affected by a sudden slowdown in telecom infrastructure build-out in China. Instability in China’s economic environment could lead to a contraction of capital spending by our customers. Economic downturns, decreases in demand in these markets for our products and overall negative market conditions in Asia could have a disproportionate effect on our overall business results. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

The current hostilities in Israel may have a significant impact on Passave’s ability to conduct its business.

Our subsidiary, Passave is headquartered in Israel, and employs approximately 150 people. Due to the current regional hostilities, a number of Passave’s employees have been called into active duty and a significant number of employees remain on reserve duty and could be called to active duty at any time. As a result, while product development schedules have not to date been impacted, there may be delays in Passave’s ability to meet development schedules. It is not clear how long the hostilities will last or how many of the employees will be called to military duty or otherwise affected by the affect of the hostilities.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accrual for Canadian income taxes in the ordinary course of business, and consequently in the second quarter of 2006 we recorded a $3.2 million foreign exchange loss relating to this item. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States and Canadian currencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote By Stockholders

We held our Annual Meeting of Stockholders on June 1, 2006 to elect our directors and to ratify the appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the 2006 fiscal year.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee	For	Withheld
Robert Bailey	156,219,408	5,022,641
Richard Belluzzo	158,832,304	2,409,745
James Diller	113,666,075	47,575,974
Michael Farese	159,460,672	1,781,377
Jonathan Judge	153,023,838	8,218,211
William Kurtz	158,984,101	2,257,948
Frank Marshall	159,358,714	1,883,335

Proposal to ratify the appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the 2006 fiscal year.

For 156,324,957        Against 4,087,669        Abstain 829,423

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits –

•	11.1	Calculation of net income per share – included in Note 10 of the financial statements included in Item I of Part I of this Quarterly Report.

•	31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•	31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

•	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: August 16, 2006	/s/ Alan F. Krock
Alan F. Krock
Vice President,
Chief Financial Officer and
Principal Accounting Officer