Form 10-Q
period 2006-10-01
PMC SIERRA INC
filed 2006-11-09
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2006

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

Common shares outstanding at November 1, 2006 – 209,818,479

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net revenues	$116,514	$76,203	$323,075	$213,855

Cost of revenues	39,146	20,131	109,331	61,124

Gross profit	77,368	56,072	213,744	152,731

Other costs and expenses:
Research and development	41,611	27,205	116,947	88,077
Selling, general and administrative	29,235	14,839	76,002	41,309
Amortization of purchased intangible assets	11,202	—	23,246	—
In-process research and development	—	—	35,300	—
Restructuring costs and other charges	6,404	5,359	5,666	13,833

(Loss) income from operations	(11,084)	8,669	(43,417)	9,512

Other income and expense:
Interest income, net	1,849	2,874	6,682	8,061
Foreign exchange loss	(252)	(3,378)	(3,617)	(3,456)
Loss on debt extinguishment and amortization of debt issue costs	(242)	—	(726)	(1,634)
(Loss) gain on investments	—	—	(1,269)	1,439

(Loss) income before provision for income taxes	(9,729)	8,165	(42,347)	13,922

Provision for income taxes	(1,796)	(2,230)	(15,345)	(4,181)

Net (loss) income	$(11,525)	$5,935	$(57,692)	$9,741

Net (loss) income per common share - basic	$(0.05)	$0.03	$(0.29)	$0.05
Net (loss) income per common share - diluted	$(0.05)	$0.03	$(0.29)	$0.05

Shares used in per share calculation - basic	211,298	185,110	200,528	183,563
Shares used in per share calculation - diluted	211,298	190,739	200,528	189,241

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	October 1, 2006	December 31, 2005
		(Restated - Note 2)
ASSETS:
Current assets:
Cash and cash equivalents	$250,469	$405,566
Short-term investments	—	221,910
Accounts receivable, net of allowance for doubtful accounts of $1,768 (2005 - $1,768)	45,576	31,799
Inventories, net	33,787	14,046
Prepaid expenses and other current assets	25,857	13,630

Total current assets	355,689	686,951

Other investments and assets	8,422	16,390
Property and equipment, net	19,712	10,981
Goodwill	394,855	7,907
Intangible assets, net	233,562	5,575
Deposits for wafer fabrication capacity	5,145	5,145

	$1,017,385	$732,949

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$27,343	$21,507
Accrued liabilities	50,211	40,619
Income taxes payable	40,392	32,050
Deferred income taxes	2,356	1,037
Accrued restructuring costs	14,520	15,233
Deferred income	12,746	11,004

Total current liabilities	147,568	121,450
Deferred taxes and other tax liabilities	42,794	29,090

2.25% Senior convertible notes due October 15, 2025	225,000	225,000

PMC special shares convertible into 2,099 (2005 - 2,459) shares of common stock	2,732	3,362

Stockholders’ equity
Additional paid in capital	1,311,970	1,008,501
Common stock, par value $.001: 900,000 shares authorized; 209, 602 shares issued and outstanding (2005 - 183,306)	229	184
Accumulated other comprehensive income	1,145	1,723
Accumulated deficit	(714,053)	(656,361)

Total stockholders’ equity	599,291	354,047

	$1,017,385	$732,949

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 1, 2006	October 2, 2005
Cash flows from operating activities:
Net (loss) income	$(57,692)	$9,741
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	7,937	7,271
Amortization of intangible assets	25,857	1,689
Amortization of debt issuance costs	726	16
Stock-based compensation	26,525	215
Gain on disposal of property and equipment	—	(184)
In-process research and development	35,300	—
Impairment of intangible assets	—	538
Loss on extinguishment of debt	—	1,618
Loss (gain) on investments	1,243	(1,255)
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	(6,070)	(17,858)
Inventories	(5,463)	2,813
Prepaid expenses and other current assets	(13,202)	1,570
Accounts payable and accrued liabilities	(7,359)	1,349
Income taxes payable	14,518	7,313
Accrued restructuring costs	(713)	3,395
Deferred income	1,742	3,804

Net cash provided by operating activities	23,349	22,035

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(417,738)	—
Purchases of short term available-for-sale investments	—	(138,759)
Proceeds from sales and maturities of short-term available-for-sale investments	222,357	153,084
Purchases of long-term available-for-sale investments in bonds and notes	—	(35,231)
Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	—	70,678
Purchases of investments and other assets	—	(2,000)
Proceeds from sale of investments and other assets	5,444	772
Proceeds from sale of property	—	2,604
Purchases of property and equipment	(6,422)	(3,492)
Purchase of intangible assets	(3,944)	(2,130)
Proceeds from refund of wafer fabrication deposits	—	1,634

Net cash (used in) provided by investing activities	(200,303)	47,160

Cash flows from financing activities:
Repurchase of convertible subordinated notes	—	(70,177)
Proceeds from issuance of common stock	21,857	23,178

Net cash provided by (used in) financing activities	21,857	(46,999)

Net (decrease) increase in cash and cash equivalents	(155,097)	22,196
Cash and cash equivalents, beginning of the period	405,566	121,276

Cash and cash equivalents, end of the period	$250,469	$143,472

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,531	$1,085
Cash refund of income taxes	83	2,516
Cash paid for income taxes	404	2,906

Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	$630	$1,064
Issuance of common stock and assumption of vested stock options on acquisition	$254,546	$—

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the “Company” or “PMC”) designs, develops, markets and supports high-speed broadband communications semiconductors, storage semiconductors and microprocessors for metro, access, Fiber To The Home, wireless infrastructure, storage, laser printers and customer premise equipment. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. Fiscal 2006 will consist of 52 weeks and will end on Sunday, December 31. In order to align our fiscal year end with the calendar year end, fiscal 2005 consisted of 53 weeks and ended on Saturday, December 31. The first nine months of 2006 consisted of 39 weeks compared to 40 in the first nine months of 2005.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). The interpretations in SAB 107 express the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company applied the principles of SAB 107 in connection with its adoption of SFAS 123(R).

During the three and nine months ended October 1, 2006, the Company recognized $10.6 million and $26.5 million, respectively, in stock-based compensation expense or $0.05 and $0.13 per share, respectively. No tax benefits were attributed to stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 , “Accounting for Stock Issued to Employees” (APB 25), and applied the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) as if the Company had applied the fair value method to measuring stock-based compensation expense. If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net loss and net loss per share for the three and nine months ended October 2, 2005, would have been:

(in thousands, except per share amounts)	Three Months Ended Oct 2, 2005	Nine Months Ended Oct 2, 2005
Net income, as reported
Adjustments (Restated - See Note 2):	$5,935	$9,741
Stock-based employee compensation expense included in net income	—	215
Additional stock-based employee compensation expense under fair value based method for all awards	(7,102)	(25,200)

Net loss, adjusted	$(1,167)	$(15,244)

Basic and diluted net income per share, as reported	$0.03	$0.05

Basic and diluted net loss per share, adjusted	$(0.01)	$(0.08)

In connection with the adoption of FAS 123(R), on January 1, 2006, the Company changed its method of attributing stock-based compensation expense from the accelerated method to the straight-line method for options granted after adoption of FAS 123(R).

See Note 4 to the Consolidated Financial Statements for further information on stock-based compensation.

Estimates. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes, restructuring costs and contingencies. Actual results could differ from these estimates.

Cash and cash equivalents. At October 1, 2006, Cash and cash equivalents included $0.8 million (December 31, 2005 - $0.8 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $7.6 million and $8.5 million at October 1, 2006 and December 31, 2005, respectively) were as follows:

	Oct 1,	Dec 31,
(in thousands)	2006	2005
Work-in-progress	$14,461	$8,311
Finished goods	19,326	5,735

	$33,787	$14,046

Product warranties. The Company provides a one-year, limited warranty on most of its standard products and accrues for the cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 31, 2005 to October 1, 2006 and for the same period in the prior year were as follows:

	Nine Months Ended
(in thousands)	Oct 1, 2006	Oct 2, 2005
Balance, beginning of the year	$3,996	$3,492
Accrual for new warranties issued	1,356	984
Reduction for payments (in cash or in kind)	(264)	(76)
Adjustments related to changes in estimate of warranty accrual	(391)	(594)

Balance, end of the period	$4,697	$3,806

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

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s net income and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income when the hedged item affects net income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income. During the quarter ended October 1, 2006, all hedges were designated as cash flow hedges.

Recent Accounting Pronouncements. In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement will be effective for financial instruments acquired or issued by the Company after the beginning of its 2007 fiscal year. The Company expects that the adoption of this Statement will not have a material effect on its financial condition or results of operations.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the recognition threshold and measurement of a tax position taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that adoption of FIN 48 will have on its financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company expects that adoption of SFAS 157 will not have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132R” (SFAS 158). This Statement requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and to recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. SFAS 158 is effective for PMC in the fourth quarter of fiscal year 2007. The Company expects that adoption of SFAS 158 will have no impact on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permits companies to record the cumulative effect of initially applying this approach in the first fiscal year ending after November 15, 2006 by recording necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company expects that adoption of SAB 108 will not have a material impact on its financial condition and results of operations.

NOTE 2. Restatement of Consolidated Financial Statements

In August 2006, the Audit Committee of the Company completed a review of the Company’s stock option-award practices. Based on the results of the review, the Company concluded that, pursuant to the requirements of APB 25 that were in effect prior to 2006, the accounting measurement dates for certain stock option grants awarded during the years 1998-2001 differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. The Company determined that for certain option grants the allocations to individual recipients and/or the proper documentation of formal corporate approvals had not been completed as of the dates originally used for accounting measurement. As a result, new accounting measurement dates were applied to the affected option grants. As the majority of the stock options in question were cancelled in an option exchange program in 2002, or were otherwise fully vested, the new measurement dates did not affect operating results for 2003 and subsequent years. The Audit Committee concluded that, while the Company used incorrect accounting measurement dates for certain stock option grants awarded during the years 1998-2001, those errors were not the product of any deliberate misconduct by the Company’s executives, staff, or members of its Board of Directors.

As a result of the review, the Company adjusted its opening stockholders’ equity as at December 29, 2002 and on the consolidated balance sheets for all subsequent periods. The effect of the adjustments was to increase additional paid-in capital and increase accumulated deficit on all consolidated balance sheets commencing in 2003. The restatement had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on the Company’s cash position or previously reported revenues.

The Notes to these Condensed Consolidated Financial Statements have been updated to reflect the restatement.

The following table presents the impact of the restatement on the Company’s previously reported consolidated balance sheet:

	December 31, 2005
	As Previously		As
	Reported	Adjustments	Restated
Additional paid in capital	$918,871	$89,630	$1,008,501
Accumulated deficit	$(566,731)	$(89,630)	$(656,361)

NOTE 3. Business Combinations

Passave Inc.

On May 4, 2006, the Company acquired Passave, Inc. (“Passave”), a privately held Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated April 4, 2006, among the Company, a newly formed direct wholly-owned subsidiary of the Company (“Merger Sub”), Passave, and a representative of certain securityholders of Passave. Under the terms of the Merger Agreement, the Company issued shares of its common stock and assumed stock options, and incurred merger costs having a total value of $304.0 million for all of the outstanding capital stock, warrants and outstanding stock options of Passave. Of this amount, $257.5 million was allocated to the purchase price, and $46.5 million related to unvested stock and stock options of Passave will be recorded as stock-based compensation over the requisite service period in accordance with FAS 123(R). The fair value of options assumed was calculated using a lattice-binomial method. Of the consideration received by stockholders of Passave, approximately 10% is being held in escrow to satisfy certain indemnification and other obligations. The Company and the securityholders of Passave have each agreed to indemnify the other for, among other things, breaches of representations, warranties and covenants of the Company and Passave in the Merger Agreement. These financial statements include the results of operations of Passave from the acquisition date.

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

The total purchase price has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill. The preliminary allocation was determined by management based on a third-party valuation. Areas of the purchase price that are not yet finalized and may result in future amounts payable by PMC relate to settlement of a legal matter, and the residual goodwill (see Note 11. Contingencies). Merger costs include investment banking fees, legal and accounting fees and other external costs directly related to the merger.

Net assets acquired consist of the following:

(in thousands)
Tangible assets, net of liabilities	$9,859
Intangible assets	82,500
In-process research and development	20,500
Goodwill	144,637

Net assets acquired	$257,496

Intangible assets acquired, and their respective estimated remaining useful lives, over which each asset will be amortized on a straight-line basis, are:

		Estimated
	Estimated	average remaining
(in thousands)	fair value	useful life
Existing technology	$46,000	4 years
Core technology	15,400	4 years
Customer relationships	20,300	4 years
Backlog	800	eight months
In-process research and development	20,500	N/A

Total intangible assets	$103,000

The amount allocated to in-process research and development (IPR&D) represents an estimate of the fair value of research projects that have not reached technological feasibility and have no alternative future use. The estimated fair value of IPR&D was expensed immediately following the consummation of the acquisition.

PMC acquired the following IPR&D projects from Passave:

•	EPON and AFE products – provide further enhancements and functionality to the EPON series

•	GPON products – provide further enhancements and functionality to the GPON series

The value assigned to IPR&D was calculated using the income approach by determining cash flow projections related to identified projects. The assumptions included information on revenues from existing products and future expected trends for each technology, with an estimated useful life of 6 years. The stage of completion of each project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied discount rates that ranged from 20 – 23% to value the projects acquired.

The fair value, expected costs to complete, and anticipated completion date for each project is as follows:

	Estimated	Expected costs	Expected
(in thousands)	fair value	to complete	completion date
EPON products	$18,500	$1,900	2007
GPON products	—	4,500	2008
AFE projects	2,000	400	2007

Total in-process research and development	$20,500

Storage Semiconductor Business

On February 28, 2006, the Company completed the acquisition of the former storage semiconductor business of Agilent Technologies, Inc. (the “Storage Semiconductor Business”) pursuant to the terms of the Purchase and Sale Agreement dated October 28, 2005 (the “Purchase Agreement”) between PMC and Avago Technologies Pte. Limited (“Avago”). These financial statements include the results of operations of the acquired business from the acquisition date.

PMC purchased the Storage Semiconductor Business due to its strategic and product fit with PMC, the market position the Storage Semiconductor Business has in the Fibre Channel controller market, the design capabilities of its engineering team, and the growth opportunities for standard semiconductor solutions in the enterprise storage market. The Storage Semiconductor Business was part of Agilent’s Semiconductor Products Group (as defined in the Purchase Agreement), which Avago, an entity created by Kohlberg Kravis Roberts & Co. and Silver Lake Partners, acquired in December 2005. Under the terms of the Purchase Agreement, Palau Acquisition Corporation, a Delaware corporation and direct wholly owned subsidiary of PMC purchased the Storage Semiconductor Business for the following consideration:

(in thousands)
Cash paid on closing date	$424,505
Additional cash for post-closing adjustments	5,081
Merger costs	5,602

Total consideration	$435,188

Merger costs include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.

The total purchase price has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill. The preliminary allocation was determined by management based on a third-party valuation. Areas of the purchase price that are not yet finalized and may result in future amounts payable by PMC relate to settlement of legal matters and the residual goodwill. The initial purchase price was adjusted by $1.1 million for additional inventory in the second quarter of 2006, and by $4.0 million in the third quarter of 2006 for design software licenses. The preliminary allocation of the purchase price was as follows:

(in thousands)
In-process research and development	$14,800
Inventory	10,720
Property and equipment	7,177
Intangible assets	167,400
Goodwill	242,311
Liabilities assumed	(7,220)

Net assets acquired	$435,188

Intangible assets acquired, and their respective estimated remaining useful lives, over which each asset will be amortized on a straight-line basis, are:

		Estimated
	Estimated	average remaining
(in thousands)	fair value	useful life
Core technology	$114,300	8 years
Customer relationships	46,300	10 years
Trademarks	3,600	indefinite
Backlog	3,200	six months
In-process research and development	14,800	N/A

Total intangible assets acquired	$182,200

The amount allocated to in-process research and development (IPR&D) represents an estimate of the fair value of research projects that have not reached technological feasibility and have no alternative future use. The estimated fair value of IPR&D was expensed immediately following the consummation of the acquisition.

PMC acquired three next-generation Tachyon storage protocol IPR&D projects related to the Storage Semiconductor Business. One of the projects is a multi-protocol storage controller which was in the early stage of development, and two projects were next-generation Tachyon projects in later stages of development. The value assigned to IPR&D was calculated using the income approach by determining cash flow projections related to the identified projects. The assumptions included information on revenues from existing products and future expected trends for each technology, with an estimated useful life of 5 to 9 years. The rates used to discount the net cash flows to their present values were based upon a weighted average cost of capital of 19%. The discount rate was determined after consideration of market rates of return on debt and equity capital and the risk associated with achieving forecasted sales related to the assets acquired.

The fair value, expected costs to complete, and anticipated completion date for each project is as follows:

	Estimated	Expected costs	Expected
(in thousands)	fair value	to complete	completion date
Next generation Tachyon products	$9,400	$500	2006
Multi-protocol storage controller	5,400	10,000	2007

Total in-process research and development	$14,800

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will instead be tested for impairment annually or more frequently if certain indicators are present.

Estimated future amortization expense for purchased intangible assets from both the acquisitions is as follows:

(in thousands)	$
2006	10,135
2007	39,343
2008	39,343
2009	39,343
2010	25,726
thereafter	69,165

The pro forma financial information presented below gives effect to the acquisitions of Passave and the Storage Semiconductor Business as if both acquisitions had occurred as of the beginning of fiscal 2005. If the acquisitions had occurred at the beginning of 2005, the $35.3 million charge for in-process research and development and acquisition-related costs would have been expensed in 2005. Amortization of intangible assets would have been $10.0 million higher and $1.4 million lower, in the third quarter of 2005 and 2006, respectively, and $33.5 million and $6.3 million higher in the first nine months of 2005 and 2006. In addition, stock-based compensation would have been $1.3 million higher and $1.3 million lower in the third quarter of 2005 and 2006, respectively, and $13.6 million and $3.2 million higher in the first nine months of 2005 and 2006 due to amortization of expense associated with unvested options assumed with exercise prices below fair market value on the acquisition date. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on the date indicated or what the results of operations will be in future periods.

	Three months ended		Nine months ended
	Oct 1,	Oct 2,	Oct 1,	Oct 2,
(in thousands)	2006	2005	2006	2005
Pro forma revenues	$116,514	$115,849	$354,778	$328,435
Pro forma net loss	$(8,832)	$(4,494)	$(71,802)	$(23,039)
Pro forma basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.35)	$(0.11)

NOTE 4. Stock-Based Compensation

At October 1, 2006, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three and nine months ended October 1, 2006 as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	October 1, 2006	October 1, 2006
Cost of revenues	$379	$1,292
Research and development	4,199	10,738
Selling, general and administrative	6,023	14,495

Total	$10,601	$26,525

The Company received cash of $1.1 million and $21.9 million from all stock-based awards during the three and nine months ended October 1, 2006, respectively.

Stock Option Plans

The Company issues its common stock under the provisions of various stock option plans. Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within five to ten years and vest over four years.

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

Activity under the option plans during the three months ended October 1, 2006 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value per share at October 1, 2006
Outstanding, July 2, 2006	35,651,098	$9.43
Granted	689,214	$6.38
Exercised	(833,617)	$1.28
Forfeited	(1,555,366)	$10.89
Outstanding, October 1, 2006	33,951,329	$9.50	7.38	$0.52

Exercisable, October 1, 2006	18,822,678	$10.54	6.06	$0.45

No adjustment has been recorded for fully vested options that expired during the three months ended October 1, 2006. A reversal of less than $0.1 million was recorded for pre-vesting forfeitures.

The fair value of the Company’s stock option awards granted to employees during the three months ended October 1, 2006 was estimated using a lattice-binomial valuation model. Prior to the second quarter of 2005, the fair value of the Company’s stock option awards to employees was estimated, for disclosure purposes under SFAS 123, using a Black-Scholes option pricing model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that the binomial model provides a better estimate of the fair value of stock option awards because it considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. Both models require the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition in the three and nine months ended October 1, 2006, and for disclosure purposes under SFAS 123 in the three and nine months ended October 2, 2005, using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three months ended		Nine months ended
	Oct 1,	Oct 2,	Oct 1,	Oct 2,
	2006	2005	2006	2005
Expected life (years)	3.8	3.9	3.9	3.8
Expected volatility	64%	56%	58%	60%
Risk-free interest rate	4.8%	3.9%	4.8%	3.9%

The weighted average grant-date fair value of stock options granted during the three and nine months ended October 1, 2006 was $3.09 and $4.74, respectively, per stock option. The total intrinsic value of stock options exercised during the three and nine months ended October 1, 2006 was $4.2 million and $38.4 million, respectively.

As of October 1, 2006 there was $71.8 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans, which is expected to be recognized over an average period of 2.5 years.

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

During the first nine months of 2006, 457,566 shares were issued under the Plan at a weighted-average price of $7.34 per share. No ESPP awards were granted during the three months ended October 1, 2006. As of October 1, 2006, 7,903,387 shares were available for future issuance under the ESPP (December 31, 2005 - 6,527,512).

The weighted average grant-date fair value of ESPP awards during the nine months ended October 1, 2006 was $3.27.

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

At October 1, 2006, the Company had seven currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $77.0 million and the contracts had a fair value of $1.7 million as of October 1, 2006. The gain or loss from the ineffective portion of the hedges was not significant.

NOTE 6. Restructuring costs and other charges

The activity related to excess facility and severance accruals under the Company’s restructuring plans during the nine months ended October 1, 2006, by year of plan, were as follows:

Excess facility costs

(in thousands)	2006	2005	2003	2001	Total
Balance at December 31, 2005	$—	$4,871	$3,011	$6,866	$14,748

Adjustments	—	776	(2,300)	776	(2,300)
New charges	2,003	—	—	—	3,555
Cash payments	—	(1,028)	(161)	(2,007)	(3,196)

Balance at October 1, 2006	$2,003	$4,619	$550	$5,635	$12,807

Severance costs

(in thousands)	2006	2005	2003	2001	Total
Balance at December 31, 2005	$—	$485	$—	$—	$485

Adjustment	—	(350)	—	—	2,556
New charges	2,906	1,562	—	—	1,562
Cash payments	(1,512)	(1,529)	—	—	(3,041)

Balance at October 1, 2006	$1,394	$168	$—	$—	$1,562

2006

In the first quarter of 2006, the Company continued the workforce reduction plans initiated in 2005 and recorded $1.6 million in restructuring charges related to the termination of 19 employees, primarily from research and development.

In the third quarter of 2006, the Company closed its Ottawa development site in order to reduce operating expenses. Approximately 35 positions were eliminated, primarily from research and development, resulting in one-time termination benefit and relocation costs of $2.1 million, and $1.6 million for excess facilities. The Company also eliminated 10 positions from research and development in its Portland developments site, resulting in restructuring charges of $1.4 million.

The charge is comprised of $0.8 million in severance, $0.3 million in excess facilities, $0.1 million for contract termination and $0.2 million in asset impairment. To date, the Company has made payments relating to these activities of $1.5 million. The remaining severance costs will be paid by the end of 2006, and payments related to the excess facilities will extend to 2010.

In addition, during 2006, the Company reversed a portion of its restructuring accrual because certain floors of the Santa Clara facility that had been abandoned in 2003 were re-occupied in the first quarter of 2006 due to the acquisition of the Storage Semiconductor Business. This reversal reduced the 2003 restructuring provision by $2.3 million. During the third quarter of 2006 the Company reduced its estimated severance accrual related to the 2005 workforce reduction activities by $0.4 million, and increased each of the accruals for excess facilities related to the 2001 and 2005 restructurings by $0.8 million.

2005

During 2005, the Company completed various restructuring activities aimed at streamlining production and reducing its operating expenses. In the first quarter of 2005, the Company recorded restructuring charges of $0.9 million in severance costs related to the termination of 24 employees across all business functions. In the second quarter of 2005, the Company expanded the workforce reduction activities initiated during the first quarter and terminated 63 research and development employees located in the Santa Clara facility. In addition, the Company consolidated its two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. As a result, the Company recorded total second quarter restructuring charges of $7.6 million including $6.7 million for termination benefits and a $0.9 million write-down of equipment and software assets whose value was impaired as a result of these plans. In the third quarter of 2005, the Company consolidated its facilities and vacated excess office space in the Santa Clara location, and recorded a restructuring charge of $5.3 million for excess facilities and an additional $0.1 million in severance costs. In the first quarter of 2006, the Company continued its workforce reduction plans initiated in 2005 and recorded $1.6 million restructuring charges related to the termination of 19 employees, primarily from research and development, in the Santa Clara facility. During the third quarter of 2006 the Company reduced its estimated severance accrual related to the 2005 workforce reduction activities by $0.4 million, and increased the accrual for excess facilities related to the 2005 restructuring by $0.8 million. To date, the Company has made payments relating to these activities of $9.8 million. As of October 1, 2006, the software assets have been disposed of and $0.2 million severance costs remains to be paid in 2006. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees, the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, PMC has recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. The Company has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. Cash payments made to date under this plan have been $12.7 million. A $0.7 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003. In the first quarter of 2006, the Company reversed $2.3 million of its restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the acquisition of the Storage Semiconductor Business.

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

In the first quarter of 2001, the Company recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, the Company has made cash payments of $20.7 million under this plan. Due to the continued downturn in real estate markets, the Company expected these costs to be higher than anticipated in the original plan. As a result, PMC recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003, $2.2 million in the fourth quarter of 2004, and $0.8 million in the third quarter of 2006.

The Company has completed the majority of the activities contemplated in these restructuring plans, and expects to pay the remaining severance costs by the end of 2006, but has not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011. Contract termination costs of $0.2 million will be paid by the end of 2006.

NOTE 7. Investments in debt securities

The following tables summarize the Company’s investments in debt securities:

	Oct 1,	Dec 31,
(in thousands)	2006	2005
Available-for-sale:
US Government Treasury and Agency notes	$—	$129,920
Corporate bonds and notes	148,355	441,167

	$148,355	$571,087

Reported as:
Cash equivalents	$148,355	$349,177
Short-term investments	—	221,910

	$148,355	$571,087

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

NOTE 9. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	Oct 1,	Oct 2,	Oct 1,	Oct 2,
(in thousands)	2006	2005	2006	2005
Net (loss) income	$(11,525)	$5,935	$(57,692)	$9,741
Other comprehensive income:
Change in net unrealized gains on investments	39	598	(12)	317
Change in fair value of derivatives	(60)	1,550	(566)	1,028

Total	$(11,546)	$8,083	$(58,270)	$11,086

NOTE 10. Net Income Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	Oct 1,	Oct 2,	Oct 1,	Oct 2,
(in thousands, except per share amounts)	2006	2005	2006	2005
Numerator:
Net (loss) income	$(11,525)	$5,935	$(57,692)	$9,741

Denominator:

Basic weighted average common shares outstanding (1)	211,298	185,110	200,528	183,563
Effect of dilutive securities:
Stock options	—	5,629	—	5,678

Basic and Diluted common shares outstanding (1)	211,298	190,739	200,528	189,241

Basic net (loss) income per share	$(0.05)	$0.03	$(0.29)	$0.05

Diluted net (loss) income per share	$(0.05)	$0.03	$(0.29)	$0.05

The Company had 1.3 million common stock equivalents related to stock options at October 1, 2006, that were not included in diluted net loss per share because they would be antidilutive.

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

Note 11. Contingencies

SEC Informal Inquiry

On August 18, 2006, PMC received an informal confidential request from the SEC advising that the SEC has commenced an informal inquiry into the Company’s historical stock option-granting practices. In September 2006, the Company produced documents in response to the SEC request and is continuing to cooperate with the SEC. The Company has engaged outside counsel to represent it in the inquiry.

The Company also received from the SEC Department of Corporate Finance, a Comment letter on its recent Form 10-K/A for the year ended December 31, 2005 and Form 10-Q for the quarter ended July 2, 2006. Management has responded to the SEC’s letter.

Stockholder Derivative Lawsuits

Three derivative actions have been filed against the Company, as a nominal defendant, and various current and former officers and/or directors: (1) Meissner v. Bailey, et al., Santa Clara Superior Court Case No. 1-06-CV-071329 (filed September 18, 2006); (2) Beiser v. Bailey, et al., United States District Court for the Northern District of California Case No. 5:06-CV-05330-RS (filed August 29, 2006); and (3) Barone v. Bailey, et al., United States District Court for the Northern District of California Case No. 4:06-CV-06473-SBA (filed October 16, 2006) (collectively the “Derivative Actions”).

The Derivative Actions generally allege that the Company’s directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its shareholders, that these purported breaches of fiduciary duties caused harm to the Company, and the plaintiffs seek to recover damages on behalf of the Company. The Company is a nominal defendant in the cases, but any recovery in the litigation would be paid to the Company, rather than to its shareholders. The Company has engaged independent legal counsel to prepare joint defense arrangements for the various defendants.

UTStarcom

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

The Company believes that Passave has meritorious defenses to UTStarcom’s claims. Nevertheless, prior to the acquisition by PMC, Passave had informed UTStarcom that it was prepared to replace a number of such system-on-a-chips that Passave had shipped to it as an accommodation to UTStarcom. Although Passave has attempted to try to resolve this claim, it may not be able to do so on reasonable terms, if at all. If PMC loses this litigation, a court could require PMC to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require the Company to make substantial payments. Either of these results could have a material adverse effect on PMC’s business, results of operations and financial condition.

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

OVERVIEW

We generate revenues from the sale of semiconductor devices that we have designed and developed. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, all of our revenues in the first nine months of 2006 came from parts acquired in 2006 or developed in 2005 and earlier. After an individual product is completed and announced it may take several years before that device generates any significant revenues. Our current revenue is generated by a portfolio of more than 250 products that we have developed or acquired.

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

During the second quarter of 2006 we completed the integration of the Storage Semiconductor Business, which we acquired from Avago on February 28, 2006. Our consolidated results include the results of the Storage Semiconductor Business from the acquisition date. We purchased the Storage Semiconductor Business due to the market position the Storage Semiconductor Business has in the Fibre Channel controller market and the growth opportunities for standard semiconductor solutions in the enterprise storage market. Since the acquisition we have experienced the benefits from product synergies between the Storage Semiconductor Business’ Fibre Channel controllers and PMC’s Fibre Channel and SAS disk-interconnect products. This acquisition contributed $67.0 million in revenues during the seven months since the acquisition date, primarily from the Tachyon product line, and we expect continued growth in the fourth quarter of 2006.

During the third quarter of 2006 we continued the financial and operational integration of Passave Inc., which we acquired on May 4, 2006. Passave develops system-on-chip semiconductor solutions for the Fiber To The Home (FTTH) access market. The results of Passave are included in our consolidated results from the date of acquisition. We purchased Passave due to its market share leadership in Passive Optical Networking (PON) solutions for central office and customer premise FTTH applications, and in the five months since the acquisition date, Passave contributed $21.0 million in revenues. For the fourth quarter of 2006 we expect lower activity levels of FTTH deployment in Japan, especially as it relates to Ethernet Passive Optical Networking (EPON) products, due partly to a slowdown in equipment orders in Japan, and also due to a lower ratio of network-based to subscriber-based Optical Networking Units (ONU’s) to Optical Line Terminals (OLT’s) which are installed in central offices, than originally anticipated.

During the third quarter, our Audit Committee completed a review of our stock option-award practices. Based on the results of the review we concluded that the accounting measurement dates for certain stock option grants awarded during the years 1998-2001 differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. We determined that for certain option grants the allocations to individual recipients and/or the proper documentation of formal corporate approvals had not been completed as of the dates originally used for accounting measurement. As a result, new accounting measurement dates were applied to the affected option grants. As the majority of the stock options in question were cancelled in an option exchange program in 2002, or were otherwise fully vested, the new measurement dates did not affect operating results for 2003 and subsequent years. The Audit Committee concluded that, while we used incorrect accounting measurement dates for certain stock option grants awarded during the years 1998-2001, those errors were not the product of any deliberate misconduct by our executives, staff, or members of our Board of Directors.

As a result of the review, we adjusted our stockholders’ equity as at December 29, 2002 and on the consolidated balance sheets for all subsequent periods. The effect of the adjustments was to increase additional paid-in capital and increase accumulated deficit on all consolidated balance sheets commencing in 2003. These are offsetting reclassification entries within stockholders’ equity on the consolidated balance sheet and the total amount of stockholders’ equity in 2003 and subsequent consolidated balance sheets did not change. The restatement had no impact on our consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on our cash position or previously reported revenues.

In August 2006, we received an informal confidential request from the SEC advising us that the SEC has commenced an informal inquiry into our historical stock-option granting processes. We produced documents in response to the request and are continuing to cooperate with the SEC. In October 2006, we received from the SEC Department of Corporate Finance, a comment letter on our Form 10-K/A for the year ended December 31, 2005 and our Form 10-Q for the quarter ended July 2, 2006. We have responded to the SEC’s letter.

On January 1, 2006, we adopted FAS 123(R) on a modified prospective basis, which resulted in the recognition of stock-based compensation expense of $10.6 million and $26.5 million in the third quarter and nine months ended October 1, 2006, respectively. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for further information on stock-based compensation. The adoption of FAS 123(R) will continue to have an adverse impact on our reported results of operations in future quarters.

In order to align our fiscal year end with the calendar year end, the first fiscal period of 2005 consisted of 14 weeks compared to 13 in the first quarter of 2006, therefore the first nine months of 2005 consisted of 40 weeks compared to 39 weeks in the first nine months of 2006.

Results of Operations

Third Quarters of 2006 and 2005

Net Revenues (in millions)

	Third Quarter		Change
	2006	2005
Net revenues	$116.5	$76.2	53%

Net revenues for the third quarter of 2006 were $116.5 million compared to $76.2 million for the same period in 2005, an increase of $40.3 million, or 53%. The increase was driven by $12.2 million of additional revenue from the acquisition of Passave and $30.9 million of additional revenue from the acquisition of the Storage Semiconductor Business from Avago. Apart from revenues from the acquisitions, in the third quarter of 2006 our revenues were lower than in the third quarter of 2005. Lower activity in the communications market in the third quarter was caused by a slowdown in equipment orders by carriers in China, Japan, and North America, in addition to an electronics components supply chain inventory correction primarily in China and North America, and US carrier and communications OEM mergers.

Gross Profit (in millions)

	Third Quarter		Change
	2006	2005
Gross profit	$77.4	$56.1	38%

Percentage of net revenues	66%	74%

Total gross profit increased $21.3 million, or 38%, in the third quarter of 2006 compared to the same period in 2005. Higher overall revenues due to the acquisitions drove this increase.

Gross profit as a percentage of revenues was 66% compared with 74% in the third quarter of 2005. The decrease is primarily attributable to the fact that revenues from high margin communications products declined in the third quarter of 2006 compared to the same period in 2005. Also, PMC’s product mix changed as a result of the acquisitions. Since many of the acquired products sell at overall lower gross margins, particularly the Fiber To The Home products, our gross profit as a percentage of revenues decreased. If the proportion of revenues from Fiber To The Home products increases in future quarters, we expect this trend to continue. In addition, we recorded $0.4 million stock-based compensation expense in cost of revenues in the third quarter of 2006 compared to none in the third quarter of 2005, which had an impact of less than one percentage point on our gross margin.

Other Costs and Expenses (in millions)

	Third Quarter		Change
	2006	2005
Research and development	$41.6	$27.2	53%
Percentage of net revenues	36%	36%

Selling, general and administrative	$29.2	$14.8	97%
Percentage of net revenues	25%	19%

Amortization of purchased intangible assets	$11.2	—	100%
Percentage of net revenues	10%	0%

Restructuring costs and other charges	$6.4	$5.4	19%
Percentage of net revenues	5%	7%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses increased by $14.4 million, or 53%, in the third quarter of 2006 compared to the third quarter of 2005. Total payroll costs, including the acquired businesses, were higher by $5.9 million due to salary increases, additional headcount from Passave and the Storage Semiconductor Business for the quarter, which were partially offset by savings from our workforce reduction initiatives. In addition, we recorded $4.2 million stock-based compensation expense compared to none in the third quarter of 2005. Materials costs were higher by $3.4 million, depreciation increased by $0.1 million, office and facilities costs were higher by $0.9 million, and training and travel costs also increased by $0.3 million due to the acquisitions. These increases were offset by other cost reductions of $0.3 million.

Our selling, general and administrative, or SG&A, expenses increased by $14.4 million, or 97%, in the third quarter of 2006 compared to the third quarter of 2005. The primary reasons for the increase in SG&A expense as a percentage of revenues were that we recorded $6.0 million of stock-based compensation expense compared to none in the third quarter of 2005, and that payroll-related costs were higher by $3.5 million due to increased headcount. We also incurred $1.2 million additional professional fees, the majority of which related to the investigation by the Audit Committee and the resulting restatement of our financial statements, and $2.4 million in additional payroll withholding taxes associated with transactions from years 2000 and prior. Training and travel increased by $0.4 million primarily due to the acquisitions. Commissions increased by $0.7 million due to higher revenues, and other costs were higher by $0.2 million.

Amortization of purchased intangible assets and in-process research and development

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc. Amortization of intangible assets acquired from Passave and the Storage Semiconductor Business was $5.4 million and $5.8 million, respectively, in the third quarter of 2006.

A portion of the purchase for Passave was allocated to in-process research and development projects and was expensed in the second quarter of 2006 because technological feasibility had not been established and no future alternative uses exist. Projects acquired from Passave include Ethernet Passive Optical Network (EPON) and Analog Front End (AFE) products, which are based on technology that provides a low-cost method of deploying optical access lines between a carrier’s central office and a customer site and which provide further enhancements and functionality to the existing EPON series, and Gigabit Passive Optical Network (GPON) products, which are more complex and support multiple protocols and provide further enhancements to the GPON series.

At the acquisition date, early revisions of the AFE products were in the final stage of design and had been sent out to be manufactured or “taped out”, with estimated costs to complete of approximately $0.4 million. By the end of the third quarter of 2006, samples of the AFE products were being tested by customers, and are expected to be in production in 2007. Remaining efforts for completion include final customer acceptance procedures. The EPON products were in the design testing stage, with estimated costs to complete of approximately $1.9 million. By the end of the third quarter of 2006, the EPON products had been taped out and are expected to be in production in 2007. Remaining efforts for completion include further qualification and testing, as well as customer acceptance procedures.

GPON products were in the early design and prototype stages at acquisition, with estimated costs to complete of approximately $4.5 million at the acquisition date. By the end of the third quarter of 2006, some of the products were in the design testing stage, while others were at the coding stage. Remaining efforts for completion are expected to continue through 2007-2008 and include final stages of development, design testing, tape out, and final testing, as well as customer acceptance.

A portion of the purchase for the Storage Semiconductor Business was allocated to in-process research and development projects and was expensed in the first quarter of 2006 because technological feasibility had not been established and no future alternative uses exist. Projects acquired and expensed include three next-generation Tachyon storage protocol products.

At the acquisition date, two of the next-generation Tachyon products had been taped out, with estimated costs to complete of approximately $0.5 million. By the end of the third quarter of 2006, the products were in testing stages, and are expected to be in production by the end of 2006. Remaining efforts for completion include final customer acceptance procedures for the products.

The third next-generation Tachyon product, a multi-protocol storage controller was in the early design stage at acquisition, with estimated costs to complete of approximately $10 million. By the end of the third quarter of 2006, the product was still in the design stage, and is not expected to be in production before late 2007. Remaining efforts for completion of the product include further design, tape out, testing, and final customer acceptance procedures.

Any delays in our estimated completion dates for the acquired products could result in lower market share for the products as well as lost revenues.

Restructuring costs and other charges

The activity related to excess facility and severance accruals under the Company’s restructuring plans during the three months ended October 1, 2006, by year of plan, were as follows:

Excess facilities costs

(in thousands)	2006	2005	2003	2001	Total
Balance at July 2, 2006	$—	$4,194	$550	$5,295	$10,039

New charges	2,003	776	—	776	3,555
Cash payments	—	(351)	—	(436)	(787)

Balance at October 1, 2006	$2,003	$4,619	$550	$5,635	$12,807

Severance costs

(in thousands)	2006	2005	January 2003	October 2001	Total
Balance at July 2, 2006	$—	$766	$—	$—	$766

New charges	2,906	(350)	—	—	2,556
Cash payments	(1,512)	(248)	—	—	(1,760)

Balance at October 1, 2006	$1,394	$168	$—	$—	$1,562

2006

In the first quarter of 2006, we continued the workforce reduction plans initiated in 2005 and recorded $1.6 million restructuring charges related to the termination of 19 employees, primarily from research and development.

In the third quarter of 2006, we closed our Ottawa development site in order to reduce operating expenses. Approximately 35 positions were eliminated, primarily from research and development, resulting in one-time termination benefit and relocation costs of $2.1 million, and $1.6 million for excess facilities. We also eliminated 10 positions from research and development in our Portland developments site, resulting in restructuring charges of $1.4 million. The charge is comprised of $0.8 million in severance, $0.3 million for excess facilities, and $0.1 million for contract termination and $0.2 million in asset impairment. We have made payments relating to theses activities of $1.5 million. The remaining severance costs will be paid by the end of 2006 and payments related to the excess facilities will extend to 2010.

In addition, during 2006 we reversed a portion of our restructuring accrual because certain floors of the Santa Clara facility that had been abandoned in 2003 were re-occupied in the first quarter of 2006 due to the acquisition of the Storage Semiconductor Business. This reversal reduced the 2003 restructuring provision by $2.3 million. During the third quarter of 2006 we reduced our estimated severance accrual related to the 2005 workforce reduction activities by $0.4 million, and increased each of the accruals for excess facilities related to the 2001 and 2005 restructurings by $0.8 million.

2005

During 2005, we completed various restructuring activities aimed at streamlining production and reducing our operating expenses. In the first quarter of 2005, we recorded restructuring charges of $0.9 million in severance costs related to the termination of 24 employees across all business functions. In the second quarter of 2005, we expanded the workforce reduction activities initiated during the first quarter and terminated 63 employees from research and development located in the Santa Clara facility. In addition, we consolidated our two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. As a result, we recorded total second quarter restructuring charges of $7.6 million including $6.7 million for termination benefits and a $0.9 million write-down of equipment and software assets whose value was impaired as a result of these plans. In the third quarter of 2005, we consolidated our facilities and vacated excess office space in the Santa Clara location, and recorded a restructuring charge of $5.3 million for excess facilities and an additional $0.1 million in severance costs. In the first quarter of 2006, we continued the workforce reduction plans initiated in 2005 and recorded $1.6 million restructuring charges related to the termination of 19 employees, primarily from research and development, in the Santa Clara facility. During the third quarter of 2006 we reduced our estimated severance accrual related to the 2005 workforce reduction activities by $0.4 million, and increased the accrual for excess facilities related to the 2005 restructuring by $0.8 million. To date, we have made payments relating to these activities of $9.8 million. As of October 1, 2006, the software assets have been disposed of and $0.2 million severance costs remains to be paid in 2006. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees, the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, we have recorded a restructuring charge of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. Cash payments made to date under this plan have been $12.7 million. A $0.7 million reversal of excess restructure provision relating primarily to workforce reduction was recorded in 2003. In the first nine months of 2006, we reversed $1.5 million of our restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the acquisition of the Storage Semiconductor Business.

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

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. To date, we have made cash payments of $20.7 million under this plan. Due to the continued downturn in real estate markets, we expect these costs to be higher than anticipated in the original plan. As a result, we recorded additional provisions for abandoned office facilities of $3.1 million in the third quarter of 2003, $2.2 million in the fourth quarter of 2004, and $0.8 million in the third quarter of 2006.

We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on all of our surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

Other Income and Expenses (in millions)

	Third Quarter		Change
	2006	2005
Interest income, net	$1.8	$2.9	(38)%
Percentage of net revenues	2%	4%

Foreign exchange loss	$(0.3)	$(3.4)	(91)%
Percentage of net revenues	0%	-4%

Interest income, net

Net interest income decreased by $1.1 million in the third quarter of 2006 compared to the third quarter of 2005. In the fourth quarter of 2005, we issued $225.0 million of 2.25% senior convertible notes, which resulted in higher interest expense in the third quarter of 2006 of $1.3 million. In February 2006, we paid approximately $431.2 million in cash for the acquisition of the Storage Semiconductor Business, thus reducing our interest income for part of the first quarter of 2006 and for all of the second and third quarters of 2006.

Foreign exchange loss

Our foreign exchange loss was $0.3 million in the third quarter of 2006 compared to a $3.4 million loss in the third quarter of 2005.

We have a significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through the third quarter of 2007. The foreign exchange loss from the third quarter of 2006 relates primarily to the re-measurement of accrued income tax amounts in our Canadian subsidiary. We do not hedge our accrual for Canadian income taxes against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Provision for income taxes

We recorded a provision for income taxes of $1.8 million in the third quarter of 2006 based on net income, excluding expenses for which we will not receive a tax benefit, multiplied by an expected annual effective tax rate. During the second quarter of 2006 we reduced our expected annual effective tax rate from 20% to 16% as a result of a shift in the mix of our net income to lower tax jurisdictions due to the acquisitions.

First Nine Months of 2006 and 2005

Net Revenues (in millions)

	First Nine Months		Change
	2006	2005
Net revenues	$323.1	$213.9	51%

Net revenues for the first nine months of 2006 were $323.1 million compared to $213.9 million for the same period in 2005, an increase of $109.2 million, or 51%. The increase was driven primarily by $67 million of additional revenue from the February 28, 2006 acquisition of the Storage Semiconductor Business, and $21 million from the May 4, 2006 acquisition of Passave. In addition, over the first nine months of 2006, we experienced increased orders and improved activity in all areas of the Service Provider market, including metro optical transport, multi-service switching and routing, and wireless infrastructure due to previous year design wins and overall increased capital spending. During the third quarter of 2006, we experienced lower activity in the communications market. This was caused by a slowdown in equipment orders by carriers in China, Japan, and North America, in addition to an electronic components supply chain inventory correction primarily in China and North America, and U.S. carrier and communications OEM mergers.

Gross Profit (in millions)

	First Nine Months		Change
	2006	2005
Gross profit	$213.7	$152.7	40%

Percentage of net revenues	66%	71%

Total gross profit increased $61 million, or 40%, in the first nine months of 2006 compared to the same period in 2005. This increase is primarily due to a higher volume of units sold.

Gross profit as a percentage of revenues decreased to 66% in the first nine months of 2006 from 71% in the first nine months of 2005. We recorded amortization of fair value adjustments to inventory related to the acquisitions of $8.2 million, which decreased gross profit as a percentage of revenues by 3%. By the end of the second quarter of 2006, the fair value adjustments were fully amortized. In addition, PMC’s product mix changed as a result of the acquisitions. Since many of the acquired products sell at overall lower gross margins, particularly the Fiber To The Home products, our gross profit as a percentage of revenues decreased. If the proportion of revenues from the acquired products increases, we expect this trend to continue. We also recorded $1.2 million stock-based compensation expense in the first nine months of 2006 compared to none in the first nine months of 2005, which had an impact of less than one percentage point.

Operating Expenses and Charges (in millions)

	First Nine Months		Change
	2006	2005
Research and development	$116.9	$88.1	33%
Percentage of net revenues	36%	41%

Selling, general and administrative	$76.0	$41.3	84%
Percentage of net revenues	24%	19%

Amortization of purchased intangible assets	$23.2	$—	100%
Percentage of net revenues	7%	0%

In-process research and development	$35.3	$—	100%
Percentage of net revenues	11%	0%

Restructuring costs and other charges	$5.7	$13.8	(59)%
Percentage of net revenues	2%	6%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses were $28.8 million, or 33%, higher in the first nine months of 2006 compared to the first nine months of 2005. Total payroll costs, including the acquired businesses, were higher by $11.7 million due to salary increases, additional headcount from Passave for the five months since acquisition, and additional headcount from the Storage Semiconductor Business for the seven months since acquisition. In addition, we recorded $10.7 million of stock-based compensation expense compared to none in the first nine months of 2005. Materials costs were higher by $6.1 million, depreciation increased by $0.8 million, office and facilities costs were higher by $1.3 million and training and travel costs also increased by $0.8 million due to the acquisitions. These increases were offset by $1.2 million lower hardware and software maintenance costs, and other cost reductions of $1.4 million.

Our selling, general and administrative, or SG&A, expenses increased by $34.7 million, or 84%, in the first nine months of 2006 compared to the first nine months of 2005. The primary reasons for the increase in SG&A expenses as a percentage of revenues were that we recorded $14.5 million stock-based compensation expense compared to $0.2 million in the first nine months of 2005 and that payroll-related costs including the acquired businesses were higher by $10.8 million. We also incurred $2.3 million higher professional fees due to incremental costs from the acquisitions and the investigation by the Audit Committee, and $2.4 million in additional payroll withholding taxes associated with transactions from years 2000 and prior. Training and travel increased by $1.6 million primarily due to the acquisitions. Commissions increased by $1.7 million due to higher revenues and other costs increased by $0.5 million. In addition, in the second quarter of 2005 we recorded a $0.9 million reversal of provision for doubtful accounts receivable based on the completion of an analysis of the credit status of a significant customer.

Amortization of purchased intangible assets and in-process research and development

During the nine months ended October 1, 2006, we completed the acquisitions of Passave and the Storage Semiconductor Business for total consideration of approximately $739.2 million. Of the $435.2 million purchase price for the Storage Semiconductor Business, $167.4 million was allocated to identified intangible assets with estimated useful lives ranging from six months to 10 years. Amortization of these assets from the date of the acquisition on February 28, 2006, was $14.2 million in the first nine months of 2006. Of the $304.0 million total consideration for Passave, $82.5 million was allocated to identified intangible assets with estimated useful lives ranging from eight months to 4 years. Amortization of these assets from the date of the acquisition on May 4, 2006, was $9.0 million in the first nine months of 2006.

In-process research and development charges of $14.8 million and $20.5 million were recorded during the first nine months of 2006 with respect to the acquisitions of the Storage Semiconductor Business, and Passave. For each of the acquisitions, a portion of the purchase price was allocated to in-process research and development projects, calculated using a discounted cash flow technique. The fair value of these projects was expensed immediately because technological feasibility has not been established and no future alternative uses exist. Please refer to the full description of the status of these acquired projects in this Management’s Discussion and Analysis under “Third Quarters of 2006 and 2005”.

Restructuring costs and other charges

Please refer to the full description of our various restructuring activities and plans in this Management’s Discussion and Analysis under “Third Quarters of 2006 and 2005”. The activity related to excess facility accruals under these plans during the nine months ended October 1, 2006, and activity related to the 2005 and 2006 accruals for severance were as follows:

Excess facility costs

(in thousands)	2006	2005	2003	2001	Total
Balance at December 31, 2005	$—	$4,871	$3,011	$6,866	$14,748

Adjustments	—	776	(2,300)	776	(2,300)
New charges	2,003	—	—	—	3,555
Cash payments	—	(1,028)	(161)	(2,007)	(3,196)

Balance at October 1, 2006	$2,003	$4,619	$550	$5,635	$12,807

Severance costs

(in thousands)	2006	2005	2003	2001	Total
Balance at December 31, 2005	$—	$485	$—	$—	$485

Adjustment	—	(350)	—	—	2,556
New charges	2,906	1,562	—	—	1,562
Cash payments	(1,512)	(1,529)	—	—	(3,041)

Balance at October 1, 2006	$1,394	$168	$—	$—	$1,562

Other Income and Expenses (in millions)

	First Nine Months		Change
	2006	2005
Interest income, net	$6.7	$8.1	(17)%
Percentage of net revenues	2%	4%

Foreign exchange loss	$(3.6)	$(3.5)	3%
Percentage of net revenues	-1%	-2%

Loss on extinguishment of debt and amortization of debt issue costs	$(0.7)	$(1.6)	(56)%
Percentage of net revenues	0%	-1%

(Loss) gain on investments	$(1.3)	$1.4	(193)%
Percentage of net revenues	0%	1%

Interest income, net

Interest income was $6.7 million in the first nine months of 2006 compared to $8.1 million in the first nine months of 2005, a decrease of $1.4 million. In the fourth quarter of 2005, we issued $225.0 million of 2.25% senior convertible notes, which resulted in higher interest expense of $2.4 million. In addition, on February 28, 2006, we paid approximately $431.2 million in cash for the acquisition of the Storage Semiconductor Business, thus reducing our interest income for part of the first quarter of 2006 and for all of the second and third quarters of 2006.

Foreign exchange loss

Our foreign exchange loss was $3.6 million in the first nine months of 2006 compared to a $3.5 million loss in the first nine months of 2005.

We have a significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through the third quarter of 2007. The foreign exchange loss from the third quarter of 2006 relates primarily to the re-measurement of accrued income tax amounts in our Canadian subsidiary. We do not hedge our accrual for Canadian income taxes against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Loss on extinguishment of debt and amortization of debt issue costs

In the fourth quarter of 2005, we issued $225.0 million of 2.25% senior convertible notes. As a result, in the first nine months of 2006, we recognized amortization of debt issue costs of $0.7 million.

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

In the first nine months of 2005, we received $2.2 million as final satisfaction of the mortgage owed to us for a property we sold in 2003. As part of the agreement we surrendered an option to purchase the property. The difference between the proceeds and the carrying value of the mortgage receivable was recorded as a gain of $0.6 million on the Statement of Operations. In addition, we received $0.7 million that had been in escrow for one year pending final settlement of the sale of our investment in a private technology company. As a result we recorded a gain for this amount, which has been included in (Loss) gain on investments on the Statement of Operations.

Provision for income taxes

We recorded a provision for income taxes of $15.3 million in the first nine months of 2006 based on net income, excluding expenses for which we will not receive a tax benefit, multiplied by an expected annual effective tax rate. During the second quarter of 2006, we reduced our expected annual effective tax rate from 20% to 16% as a result of a shift in the mix of our net income to lower tax jurisdictions due to the acquisitions. In addition, we recorded $7.1 million tax expense in the first quarter of 2006 for withholding and other taxes on the repatriation of funds used to purchase the Storage Semiconductor Business.

We recorded a provision for income taxes of $4.2 million in the first nine months of 2005. Our provision for income taxes was affected by two factors. First, we decreased our expected annual effective tax rate from 25% to 20% based on a sensitivity analysis that considered tax credits available to offset forecast levels of net income, which illustrated that 20% was a more realistic rate for PMC. Second, in the first quarter of 2005 we reversed a $0.9 million accrual for state taxes based on the completion of a tax audit.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the period ended December 31, 2005, which also provides commentary on our most critical accounting estimates. The following additional estimates were of note during the first nine months of 2006:

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

There was no impairment to goodwill or purchased intangible assets during the nine months ended October 1, 2006. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

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

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans implemented that year. The total remaining estimate of $5.6 million related to the 2001 restructuring plans represents 100% of the estimated total future operating costs and lease obligations for the affected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites and the recording of $9.6 million charge related to these facilities. In the first nine months of 2006, we reversed $2.3 million of this provision because a portion of the space was re-occupied. The total remaining estimate of $0.5 million related to the closing of all four sites represents approximately 100% of the estimated total future operating costs and lease obligations for these sites.

In the third quarter of 2005, we recorded charges of $5.3 million for the restructuring of excess facilities in connection with the restructuring plans implemented in 2005. In the third quarter of 2006, we increased our estimate by $0.8 million. The total remaining estimate of $4.6 million represents 100% of the estimated total future operating costs and lease obligations for the site.

In the third quarter of 2006, we announced the closure of our development site in Ottawa and recorded total charges of $1.9 million for the restructuring of excess facilities. The total remaining estimate of $2.0 million represents 100% of the estimated total future operating costs and lease obligations for the site.

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

Business Outlook

We expect our revenues for the fourth quarter of 2006 to be in the range of $105 million to $112 million. As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”. Our revenue outlook for the fourth quarter of 2006 depends in part on achieving 31% to 34% of our revenues from our turns business. Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate our fourth quarter 2006 gross margins will be approximately in the 65% to 66% range including approximately $0.5 million stock-based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our fourth quarter research and development and selling, general and administrative expenses to be approximately $70 million to $71 million including stock-based compensation expense of approximately $10 million to $11 million. Therefore, we expect our fourth quarter core operating research and development and selling, general and administrative expenses to be approximately $60 million.

We anticipate that interest and other income in the fourth quarter of 2006 will be approximately $1.5 million, and our income tax provision rate will be 16%. This rate will vary depending on the mix of net income earned in the United States and other tax jurisdictions.

Liquidity & Capital Resources

Our principal source of liquidity at October 1, 2006, was $250.5 million in cash and cash equivalents and short-term investments.

In the first nine months of 2006, we generated $23.3 million of cash in operating activities. Significant changes in working capital accounts included:

•	a $13.2 million increase in prepaid expenses due to renewals of design tool software contracts;

•	a $6.1 million increase in accounts receivable, on which our calculated number of days outstanding at the end of the third quarter of 2006 was 36 days compared to 37 at the end of 2005, primarily due to higher revenues from the acquisitions of the Storage Semiconductor Business and Passave;

•	a $5.5 million increase in inventory, resulting primarily from $10.7 million of inventory acquired with the Storage Semiconductor Business, and $3.5 million acquired from Passave which reduced the calculated number of times our inventory turned over on an annualized basis from 5.6 at the end of 2005 to 4.6 at the end of the third quarter of 2006;

•	a $14.5 million increase in our payable for income taxes primarily from the withholding and other taxes accrued as a result of repatriating funds to purchase the Storage Semiconductor Business, and the translation from Canadian Dollars to U.S. dollars at the end of the third quarter of 2006;

•	a $7.4 million increase in accounts payable and accrued liabilities due primarily to accrued interest on the Senior Convertible Notes, and other payroll related accruals;

•	a $0.7 million net decrease in accrued restructuring costs due to additional charges recorded in the third quarter of 2006, offset by a reversal of provision for facilities that were re-occupied in the first quarter of 2006, and payments made during the first nine months of 2006; and

•	a $1.7 million increase in deferred income due to greater levels of shipments to our major distributor.

In the first nine months of 2006, cash flows from our investment activities included:

•	cash used to purchase the Storage Semiconductor Business for approximately $435.2 million, net of $17.0 million acquired from the Passave acquisition;

•	cash proceeds of $222.4 million from the sale or maturity of short-term debt investments;

•	proceeds of $5.4 million from the sale of strategic investments and other assets; and

•	investments of $10.3 million for the purchases of property, equipment and intangible assets.

In the first nine months of 2006, cash flows from our financing activities included:

•	cash proceeds of $21.9 million from the issuance of common stock under our equity-based compensation plans.

As of October 1, 2006, we had cash commitments made up of the following:

(in thousands) Contractual Obligations	Total	2006	2007	2008	2009	2010	After 2010
Operating Lease Obligations:
Minimum Rental Payments	$47,162	$3,010	$11,182	$12,932	$7,929	$7,495	$4,614
Estimated Operating Cost Payments	16,035	1,116	4,185	3,819	2,863	2,855	1,197
Long Term Debt:
Principal Repayment	225,000	—	—	—	—	—	225,000
Interest Payments	98,721	2,531	5,063	5,063	5,063	5,063	75,938
Purchase and other Obligations	15,859	916	3,693	4,276	5,579	1,395	—

	$402,777	$7,573	$24,123	$26,090	$21,434	$16,808	$306,749

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $11.4 million at October 1, 2006 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter. In addition, excluded from the table above are potential additional payments resulting from the finalization of the purchase price for the Storage Semiconductor Business, and for Passave, which will be settled on resolution of the UTStarcom suit (See Note 11 to the Consolidated Financial Statements).

We expect to use approximately $4.5 million of cash in the remainder of 2006 for capital expenditures, including purchased intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, capital expenditure, wafer deposit and remaining restructuring requirements through 2007.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

Cash Equivalents and Short-term Investments:

We regularly maintain a short and long-term investment portfolio of various types of government and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody’s, or A-1 or A by Standard and Poor’s, or equivalent. We classify these securities as available-for-sale and they are carried at fair market value.

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

Based on a sensitivity analysis performed on the financial instruments held at October 1, 2006, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100 or 150 basis points would each result in a decline, or increase, in portfolio value of approximately $0.1 million or less.

Senior Convertible Notes:

At October 1, 2006, $225 million of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

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

As at October 1, 2006, we had seven currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $77.0 million and the contracts had a fair value of $1.7 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accruals for Canadian income taxes in the ordinary course of business, and consequently in the first nine months of 2006 we recorded a $3.1 million foreign exchange loss relating to this item. Our profitability would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies. For example, if the value of the United States dollar decreased by an additional 5% relative to the Canadian dollar, our profitability would decrease by $4.2 million.

Other Investments:

Our other investments include strategic investments in privately held companies that are carried on our balance sheet at cost, net of write-downs for non-temporary declines in market value. We expect to make additional investments like these in the future. These investments are inherently risky, as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages. The market for the technologies or products that they have under development is typically in the early stages, and may never materialize. We could lose our entire investment in these companies and partnerships or may incur an additional expense if we determine that the value of these assets has been impaired. For example, in the second quarter of 2006 we recorded a charge of $3.2 million for impairment of an investment in a private company. We may record additional impairment charges should we determine that our investments have incurred a non-temporary decline in value.

Item 4. CONTROLS AND PROCEDURES

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2005, we considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Following the completion of an intensive internal investigation, the Company concluded that there were material accounting errors which resulted from material weaknesses in our internal controls and procedures with respect to a number of stock option grants during the period 1998 to 2001. Some of these stock options were granted with an exercise price equal to the NASDAQ closing market price for our common stock on the date set forth on written consents signed by directors or the date communicated by the directors who believed they had appropriately delegated authority to grant the options. We used the stated date of these consents as the “measurement date” for the purpose of accounting for them under GAAP, and as a result recorded no compensation expense in connection with the grants.

The Company has concluded that a number of written consents were not fully executed or effective on the stated dates and thus using the stated date as the measurement date was incorrect. We have determined a revised measurement date for the identified option grants, which were a small number of our total option grants, based on the information now available to us. Generally, the changes in measurement dates are due to several kinds of errors:

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

These actions and failures led to the restatement of our financial statements and therefore constitute material weaknesses in our internal controls at the time the stock option awards were first recorded.

Restatement of the Consolidated Financial Statements

In the second quarter of 2006, after an internal review of past option grants, we identified certain stock option grants, primarily from the years 1998-2001 where evidence to support selected measurement dates was unclear. The Audit Committee of the Board of Directors completed a review of the Company’s stock option practices with the assistance of independent counsel. The Audit Committee concluded that, while the Company used incorrect accounting measurement dates for certain stock option grants, as more fully discussed above, those errors were not a product of any deliberate misconduct by the Company’s executives, staff or members of the Board of Directors.

The Company has, however, restated certain financial results. In cases where the closing market price on the revised measurement date exceeded the NASDAQ closing market price on the original measurement date, we have determined compensation expense equal to this excess to be recognized over the vesting term of each option or until the option was surrendered during our “six month and a day” option exchange program, at which point any unamortized compensation expense was accelerated into the period in which the options were surrendered for our 2002 option exchange program. By September 30, 2002, all options granted between 1998 and 2001 for which we determined we would recognize additional stock based compensation expense were either fully vested or were surrendered by employees so that all such stock-based compensation expense was recognized.

As a result, we adjusted the components of our opening stockholders’ equity on the balance sheet for 2003 and subsequent years. The effect of the adjustments was to increase each of additional paid-in capital and accumulated deficit on 2003 and subsequent balance sheets by approximately $89 million. These are offsetting reclassification entries within stockholders’ equity on the balance sheet and the total opening amount of stockholders’ equity in 2003 did not change. The restatement had no impact on our statements of operations or statements of cash flows in 2003 or subsequent periods.

To remediate the material weaknesses in the recording of stock option grants well prior to December 31, 2005 described above, we implemented additional measures since the 1998-2001 period in which most of the options with improper measurement dates were granted. These additional measures include:

•	In November 2002, the Chief Financial Officer undertook to review on a prospective basis the Company’s grants of stock options and its option granting processes as the grants occurred and therefore initiated many of the remedial actions described below.

•	The Company formed a Disclosure Committee which operates independently from the Chief Financial Officer and considers the financial statement disclosure implications of various Company activities, including the accounting for stock options granted.

•	The Company increased supervision and review by the Chief Financial Officer of work product of the stock administration group and members of the human resources staff who are involved with the granting of stock options and the stock grant processes as well as records generated by outside counsel with respect to stock administration.

•	The Company provided additional training for personnel in areas associated with the stock option granting processes to increase competency levels of the personnel involved.

•	In 2004 and 2005 the Company retained an independent public accounting firm to assist in carrying out internal audit activities and in complying with the requirements to certify its internal control over financial reporting. One of the key business cycles identified was the stock administration function. Control objectives and related control activities were identified, evaluated and tested, and found to be operating effectively.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of

1934 as amended (the “Exchange Act”) as of October 1, 2006. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

Stockholder Derivative Lawsuits

Recently, three derivative actions have been filed against the Company, as a nominal defendant, and various current and former officers and/or directors: (1) Meissner v. Bailey, et al., Santa Clara Superior Court Case No. 1-06-CV-071329 (filed September 18, 2006); (2) Beiser v. Bailey, et al., United States District Court for the Northern District of California Case No. 5:06-CV-05330-RS (filed August 29, 2006); and (3) Barone v. Bailey, et al., United States District Court for the Northern District of California Case No. 4:06-CV-06473-SBA (filed October 16, 2006) (collectively the “Derivative Actions”).

The Derivative Actions generally allege that the Company’s directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its shareholders that these purported breaches of fiduciary duties caused harm to the Company, and the plaintiffs seek to recover damages on behalf of the Company. The Company is a nominal defendant in the cases, but any recovery in the litigation would be paid to the Company, rather than to its shareholders. The Company has engaged independent legal counsel to prepare joint defense arrangements for the various defendants.

UTStarcom

On November 17, 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California. In that claim, UTStarcom raised various demands regarding issues relating to the interaction of Passave’s PAS 5001 system-on-a-chip with a particular company’s switch used by UTStarcom in its Fiber To The Home products. In the suit, UTStarcom asserts various claims for breach of contract and breach of warranty and requests indemnity associated with the sale of Passave’s PAS 5001 products. UTStarcom claims that it incorporated those products into its Fiber To The Home products that were shipped to a particular customer, and that customer informed UTStarcom that those Fiber To The Home products supplied by UTStarcom were experiencing unacceptable data interruptions. UTStarcom further claims the data interruptions were caused by the failure of Passave’s PAS 5001 to properly interface with another company’s switch in the UTStarcom product. UTStarcom also claims that Passave breached certain warranties contained in its purchase orders and is obligated to indemnify UTStarcom and its customers for any damages that resulted from a breach of these warranties. UTStarcom further claims that its customers have submitted claims to UTStarcom, which UTStarcom also alleges stem from its product’s failure attributable to Passave’s chips. UTStarcom also claims that it has incurred costs and expenses in an amount exceeding $30 million in connection with the product defects it claims are attributable to the PAS 5001 products.

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

In addition to the risks we generally face in connection with acquisitions, including difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired businesses, there are several risks that we face in connection with the acquisitions of Passave Inc., and the Storage Semiconductor Business.

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

The Storage Semiconductor Business acquisition may make us reliant on a limited number of customers for a major portion of our revenues. We may also be unsuccessful at, either selling the existing products of the acquired business, or developing and selling new products of the combined company. We may not achieve our goal of improving time-to-market for integrated circuits using its existing technology and the acquired business’ technology.

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

In November 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California, which is described above under Part II Item 1. “Legal Proceedings”. We believe that Passave has meritorious defenses to UTStarcom’s claims. Although Passave has attempted to try to resolve this claim, it may not be able to do so on reasonable terms, if at all. If PMC loses this litigation, a court could require us to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require PMC to make substantial payments. Either of these results could have a material adverse effect on our business, results of operations and financial condition.

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

Our customers are subject to their own business cycles, most of which are unpredictable in commencement, depth and duration. We cannot accurately predict the continued demand of our customers’ products and the demands of our customers for our products. For example, at times, industry analysts forecast continued growth in capital expenditures by telecommunication service providers, which increases our demand for our customers’ products. In the past these service providers have reduced capital spending without notice, adversely affecting our revenues. As a result of this uncertainty, our past operating results may not be indicative of our future operating results. It is possible that, in future periods, our results may be below the expectations of public market analysts and investors. This could cause the market price of our common stock to decline.

We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern.

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems accounted for more than 10% of our revenues in the first nine months of 2006, and EMC Corporation accounted for more than 10% of our revenues in the second and third quarters of 2006. The companies that constitute our largest customers may change due to the Storage Semiconductor Business and Passave acquisitions. Passave is currently dependent on one customer in Japan, NTT, for the substantial majority of its revenue. As a result, revenues may vary substantially from quarter to quarter and there will be a significant adverse impact on revenues contributed by Passave if this customer reduces its purchases. We do not have long-term volume purchase commitments from any of our major customers. We sell our products to customers solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated and natural disasters. Our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

As a result of our internal review of our stock option practices and related restatement of financial results, we have become subject to an informal SEC inquiry and shareholder litigation, which may not be resolved favorably and will require significant management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.

As a result of our restatement, the SEC has commenced an informal inquiry regarding the Company’s stock option practices, and we have been named as defendant in three derivative lawsuits. In addition, we may become the subject of government or further private litigation, including an investigation by the Department of Justice. There are no assurances that the SEC inquiry will result in the same conclusions as those reached in the Audit Committee’s review. This may result in different or additional materially adverse accounting or tax impacts on our historical financial statements relating to stock option grants. In addition, the SEC inquiry and shareholder litigation may require significant human and financial resources that could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC inquiry or shareholder litigation, we could be required to pay damages or penalties or have other remedies imposed upon us. An SEC investigation or litigation may also impair our ability to timely file reports with the Securities and Exchange Commission in the future, which could lead to our inability to continue to meet NASDAQ listing requirements and comply with contractual commitments to do so, and impair our ability to grant employee equity incentives. In addition, we could become the target of costly class-action securities litigation related to other matters in the future. Considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. Any new investigation or litigation could adversely affect our business, results of operations, financial position and cash flows.

Changes in the political and economic climate in China, Taiwan and other Asian countries may have a significant impact on our profitability.

China represents a significant portion of our net revenues (14% in the quarter ended October 1, 2006 and 22% in the quarter ended October 2, 2005) and substantially all of Passave’s revenues in 2005 were derived from sales of its products into Japan. Our financial condition and results of operations are becoming increasingly dependent on our sales in Asia and the majority of our wafer supply comes from Taiwan. China has large organizations with major programs that can start and stop quickly. For example, in 2004 our operating profits were adversely affected by a sudden slowdown in telecom infrastructure build-out in China. Instability in China’s economic environment could lead to a contraction of capital spending by our customers. Economic downturns, decreases in demand in these markets for our products and overall negative market conditions in Asia could have a disproportionate effect on our overall business results. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

Continued hostilities in Israel may have a significant impact on Passave’s ability to conduct its business.

Our subsidiary, Passave is headquartered in Israel, and employs approximately 150 people. If regional hostilities continue, a significant number of Passave’s employees may be called into active duty at any time. As a result, while product development schedules have not to date been impacted, there may be delays in Passave’s ability to meet development schedules. It is not clear if the hostilities will continue, and if so, how many of Passave’s employees may be called to military duty or otherwise affected by any potential hostilities.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accrual for Canadian income taxes in the ordinary course of business, and consequently in the first nine months of 2006 we recorded a $3.1 million foreign exchange loss relating to this item. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States and Canadian currencies.

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

In 2005 and 2006, we implemented restructuring plans to streamline production and reduce and reallocate operating costs. In 2001 and 2003, we implemented plans to restructure our operations in response to the decline in demand for our networking products. We reduced the workforce and consolidated or shut down excess facilities in an effort to bring our expenses into line with our revenue expectations.

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

None.

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

PMC-SIERRA, INC.
(Registrant)

Date: November 8, 2006	/s/ Alan F. Krock
Alan F. Krock
Vice President,
Chief Financial Officer and
Principal Accounting Officer