Form 10-K
period 2006-12-31
PMC SIERRA INC
filed 2007-03-01
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission File Number 0-19084

PMC-Sierra, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2925073
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3975 Freedom Circle

Santa Clara, CA 95054

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 239-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 Par Value Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2006 as reported by the NASDAQ Global Market, was approximately $807.8 million. Shares of Common Stock held by each executive officer and director and by each person known to the Registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2007, the Registrant had 212,391,239 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2007 Annual Meeting of Stockholders are

incorporated by reference into Part III of this Form 10-K Report.

PART I

Item 1.	Business

OVERVIEW

PMC-Sierra, Inc. (“PMC” or the “Company”) designs, develops, markets and supports communications semiconductors, storage semiconductors and microprocessors primarily for the communications service provider, storage, and enterprise markets. We have approximately 270 different semiconductor devices that are sold to leading equipment and design manufacturers, who in turn supply their equipment principally to communications network service providers and enterprises. We provide superior semiconductor solutions for our customers by leveraging our intellectual property, design expertise and systems knowledge across a broad range of applications and industry protocols.

PMC-Sierra was incorporated in the State of California in 1983 and reincorporated in the State of Delaware in 1997. Our Common Stock trades on the NASDAQ Global Market under the symbol “PMCS” and is included in the S&P 500 index.

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

Our fiscal year normally ends on the last Sunday of the calendar year. Fiscal years 2006 and 2004 consisted of 52 weeks, and fiscal 2005 consisted of 53 weeks and ended on Saturday, December 31. In this Annual Report on Form 10-K, “PMC-Sierra”, “PMC”, “the Company”, “us”, “our” or “we”, means PMC-Sierra, Inc. together with our subsidiary companies.

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

These forward-looking statements apply only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described under “Factors That You Should Consider Before Investing in PMC-Sierra” and elsewhere in this Annual Report and our other filings with the SEC. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

•	business strategy;

•	sales, marketing and distribution;

•	wafer fabrication capacity;

•	competition and pricing;

•	critical accounting policies and estimates;

•	customer product inventory levels, needs and order levels;

•	demand for networking, storage and consumer equipment;

•	net revenues;

•	gross profit;

•	research and development expenses;

•	selling, general and administrative expenditures;

•	interest and other income;

•	foreign exchange rates;

•	capital resources sufficiency;

•	restructuring activities, expenses and associated annualized savings; and

•	our business outlook.

We undertake no obligation to update the forward-looking statements in this Annual Report on Form 10-K. Accordingly, this Form 10-K should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

The 2006 Stock Option Review

In 2006, our Audit Committee completed a review of our stock option-award practices. Based on the results of the review we concluded that the accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. We determined that for certain option grants the allocations to individual recipients and/or the proper documentation of formal corporate approvals had not been completed as of the original accounting measurement dates. As a result, new accounting measurement dates were applied to the affected option grants. As the majority of the stock options in question were cancelled in an option exchange program in 2002 or were otherwise fully vested, the new measurement dates do not affect operating results for 2003 and subsequent years. The Audit Committee concluded that, while the Company used incorrect accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001, those errors were not the product of any deliberate misconduct by the Company’s executives, staff, or members of its board of directors.

As a result of the review we adjusted our opening stockholders’ equity on the consolidated balance sheet as at December 31, 2002 and on the consolidated balance sheets for all subsequent periods. The effect of the adjustments was to increase capital stock and additional paid-in capital and increase accumulated deficit on all consolidated balance sheets commencing in 2003. These are offsetting reclassification entries within stockholders’ equity on the consolidated balance sheet and the total opening amount of stockholders’ equity in 2003 and subsequent consolidated balance sheets did not change. The incremental expenses resulting from the re-measurement, by year, were as follows:

Fiscal year	(in thousands)
1999	$4,919
2000	17,810
2001	28,242
2002	38,659

$89,630

The restatement had no impact on our consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on our cash position or previously reported revenues.

INDUSTRY OVERVIEW

Continued growth in Internet usage and digital consumer devices continues to drive increasing demand for bandwidth and efficient networks that can manage these higher levels of data traffic. At the same time, communication service providers are seeking ways to increase their revenues by bundling and delivering a range of services to their customers in a cost-effective manner. To enable the ‘triple’ play of services (which includes voice, video, and data), communication service providers continue to transition their voice-centric infrastructure to data-centric networks. Newer applications such as Voice Over Internet Protocol (VoIP), video-on-demand, Internet Protocol Television (IPTV), third generation wireless services, and network-attached storage are being deployed globally. This is resulting in increasing requirements for service providers and enterprises to upgrade and improve their network infrastructure and storage management capabilities. Enterprises, corporations, small offices and home offices are expanding their networks to better capture, store, and access large quantities of data efficiently and securely.

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

MARKETS THAT WE SERVE

We sell our semiconductor solutions primarily into five general areas of the worldwide network infrastructure, which we refer to as the Access, Metro, Enterprise Storage, Enterprise Networking, and Customer Premise markets. The products and solutions that we sell into the Metro and Access areas of the market are largely driven by the capital spending of service providers in the telecommunications industry, and traditionally our sales in these areas have represented the majority of our annual revenues (approximately 70% in 2005). Our products and solutions that are sold into the Enterprise Storage, Enterprise Networking and Customer Premise areas are driven primarily by the capital spending of corporations, enterprises, and smaller businesses, and our sales in these areas have represented a smaller portion of revenues (approximately 30% in 2005). In 2006 the mix of our revenues shifted to approximately 50% from the telecommunications market and 50% from the enterprise and storage markets. This shift occurred primarily as a result of the acquisitions we completed during the year.

In 2006 we acquired the Storage Semiconductor Business from Avago Technologies Inc. We purchased the Storage Semiconductor Business due to the market position it had in the Fibre Channel Controller market and the growth opportunities for standard semiconductor solutions in the enterprise storage market. Since the acquisition we have experienced the benefits from product synergies between the acquired business and PMC-Sierra’s disk interconnect storage IC business.

In 2006 we also purchased Passave, Inc., a company that develops system-on-chip semiconductor solutions for the Fiber To The Home (FTTH) access market. We purchased Passave due to its market share leadership in Passive Optical Networking (PON) solutions for central office and customer premise FTTH applications.

The general market areas that we currently serve and some typical equipment in those markets that may contain our semiconductor solutions are described below. Due to the complexity of the telecommunications network, it is not possible to sharply delineate networking functions or markets served. In addition, many of our products may be used in multiple classes of networking equipment that are deployed across all of the market areas identified below, while some of our other products have highly specialized applications. For example, our microprocessors can be used in many networking equipment applications (such as color laser printers or high-speed routers), while a single wireless infrastructure chip may only be used in one specific application (e.g., pre-distortion of power amplification for a wireless base station). In some situations, different OEMs might use solutions in equipment addressing more than one of the market areas noted below. Further, during the lifecycle of their products, our customers may redesign their products and exclude our devices from the new design. We are not always aware when customers undertake such actions.

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

Another technology used in the access area is Digital Subscriber Line (DSL), which allows for high-speed data communication over existing copper telephone lines between end-users and service providers. DSL uses a complex digital signal processing technique to achieve typical downstream data speeds of 1.5 megabits per second and typical upstream speeds of 128 kilobits per second. DSL is largely intended for residential and small business customers who desire higher speed access to Internet services. With increasing demand for faster bandwidth, service providers in some regions are beginning to deploy Asymmetric DSL (ADSL2 and ADSL 2+) and Very High Speed DSL (VDSL) to increase transmission rates over copper wires.

In both Asia and some parts of North America, Passive Optical Networking (PON) is being deployed to facilitate a FTTH strategy. Instead of copper cables, fiber is deployed to the neighborhood, the multi-dwelling unit, or the residence, to increase bandwidth and reach in both uploading and downloading files in both directions. The two current industry standards related to PON are Ethernet Passive Optical Networking (EPON), which delivers bandwidth at a rate of 1 Gigabit per second (Gbps), and Gigabit Passive Optical Networking (GPON), which delivers bandwidth at a rate of 2.5 Gbps. The advantage of PON is that it provides high bandwidth without sensitivity to the distance between the central office and the subscriber.

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

Our products and solutions are used in metro equipment such as multi-service switches and edge routers that gather and process signals in different protocols, and then transmit them to the next destination as quickly and efficiently as possible. The next-generation equipment in the metro portion of the network that can handle different data protocols is often referred to as multi-service provisioning platforms that facilitate the efficient transmission of internet protocol (IP) packets over optical fiber.

Enterprise Storage

Institutions and businesses connect to their data storage either directly or indirectly, the latter using network-attached systems (NAS) or storage area networks (SAN). Fibre Channel protocol, which is the standard for the transfer of information between computers and storage devices (hard disk drives), is the dominant standard in the storage area of the market, with the market transitioning from fibre channel operating at 2 Gigabits per second to fibre channel operating at 4 Gigabits per second. In addition, there is a shift occurring in storage networking from parallel to serial interconnections and two standards have emerged which are Serial-Attached SCSI (better known as SAS) and Serial ATA (SATA), both of which are just starting to be introduced into storage networks today. Another standard is called Internet Protocol SCSI (or iSCSI), but this is not expected to gain broad acceptance and deployment until later this decade.

Our products and solutions in this area enable the high-speed interconnection of the servers, switches and storage devices that comprise these systems so that large quantities of data can be stored, managed and moved securely. Our focus in this area is on fibre channel interconnect and fibre channel controllers, with switching solutions for both SAS and SATA.

Enterprise Networking

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

Customer Premise

Customer premise equipment usually includes the residential and home office markets. This includes wired and wireless Voice-over-IP routers where we have multi-service processing solutions and reference designs for OEMs and Original Design Manufacturers, or ODMs. It also includes networked attached storage solutions for residences and residential gateways that enable “triple play” services integrating data, video and voice. We currently derive less than 5% of our revenues from the customer premise market.

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

Controllers: rapid growth in data storage needs is driving a requirement for more cost-effective and larger capacity storage systems. Controller products based on Fibre Channel, Serial Attached SCSI (SAS), and Serial ATA (SATA), are enabling technologies for building network-attached storage system architectures that meet the new cost and capacity needs.

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

We are broadening our product line in the enterprise storage markets. In addition to our Fibre Channel product line, we have leading edge high-performance interconnect devices designed on protocols such as SAS and SATA. We expect the need for faster and more complex devices based on these protocols to increase as next-generation storage systems are deployed. We significantly expanded our Fibre Channel product offering in 2006 as a result of the acquisition of the Storage Semiconductor Business of Avago (formerly the semiconductor group of Agilent). We are currently working on developing multi-protocol controllers for our OEM customers as well as working on a further integration of features and devices to increase performance and reduce cost.

2. Continue to strengthen our overall position in the wide area network (WAN) of the telecommunications market and introduce solutions in the customer premise market such as residential broadband gateways.

We are working very closely with large companies in the service provider and enterprise markets to help them design and develop standard semiconductor solutions that we anticipate will meet their performance requirements while lowering their costs. A significant number of our products are used by OEMs that sell their network equipment to worldwide telecommunications service providers. In 2006 we made a strategic acquisition in Passave Inc. to address the increased requirement for bandwidth as service providers introduce products such as IPTV and other services globally. We continue to focus our R&D on the growth segments of Passave’s business, including: last-mile access, metro optical transport, edge routing, multi-service switching, wireless infrastructure, wireline access, voice-over-IP, and residential broadband gateways.

3. Continue to increase our presence in Asian markets.

We continue to strengthen our relationships and business activity with our Asian customers. In 2006 we entered the Japanese FTTH market in a significant way through the acquisition of Passave, and we continue to seek further expansion in Korea, Taiwan, and China. To support our customers, we have increased our sales, service and design center in Shanghai, China and opened a technology center in Bangalore, India in early 2006. Over half of our total revenues were received from the Asia Pacific region in 2006, which includes China and Japan. Based on PMC’s revenues in 2006, some of our largest customers in the People’s Republic of China were Huawei, ZTE, and Fibrehome, and in Japan our largest customers were Mitsubishi Electric, Fujitsu, NEC, and Ricoh. Our customers in Asia are broadening their product offerings in 3G wireless infrastructure, metro optical transport, storage networking, laser and multi-function printers, and customer premise equipment.

4. Leverage our technical expertise across a diverse base of applications.

We have a strong history of analog, digital, mixed signal and microprocessor expertise and we are able to integrate many of these functions and protocols into complex devices. We leverage our common technologies and intellectual property across a broad range of networking equipment. Many OEMs recognize they can obtain highly complex, broadband communications technology from companies such as ours rather than dedicating their own resources to develop custom chips. We intend to take advantage of our customers’ growing requirements to outsource more of the silicon content in their networking and storage equipment that allows the OEMs to reduce their development costs and improve time-to-market while differentiating their products in other ways. We are constantly looking at ways to lower costs and increase integration for our customers, such as our capability in system-on-a-chip (SoC) design capabilities that can incorporate third party intellectual property and various interface requirements.

5. Provide best-in-class products, customer service and technical support.

We work very closely with our customers to ensure they get the best service and technical support required to assist them with their product development efforts. We believe our largest customers and their products will take an increasing percentage of the overall market in their areas of expertise. Customers such as Alcatel/Lucent, Cisco, EMC, Hewlett Packard, Fujitsu, Huawei, Juniper, Mitsubishi Electric, NEC, Nortel, Ricoh, and ZTE, are aligning their design and manufacturing operations with key suppliers such as PMC.

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

We sell our products to end customers directly and through distributors and independent manufacturers’ representatives. In 2006, approximately 35% of our orders were shipped through our distributors, approximately 52% were sent by us directly to contract manufacturers selected by OEMs, and the balance were sent directly to our OEM customers.

In 2006, our largest distributor was Avnet Inc., which represented our products worldwide (excluding Japan, Israel, and Taiwan). In North America, we recognize sales through Avnet on a sell-through basis, which occurs when Avnet ships our products to the end customer. In 2006, total sales shipped through Avnet worldwide were 22% of total revenues. Our second largest distributor is Macnica Inc. Sales shipped through this distributor in 2006 were approximately 5% of total revenues.

Our sales outside of the United States, based on customer billing location, accounted for 76%

of total revenue in 2006, 61% in 2005, and 62% in 2004. Our sales to customers in Asia, including Japan and China, continued to increase in 2006 (57% of sales) from 2005 (50% of sales) in part because many of our OEM customers increased the use of Asia-based contract manufacturers for the assembly of their products. Sales to Cisco Systems and EMC Corporation through distributors, contract manufacturers and direct sales each represented more than 10% of our total revenues in 2006.

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

Our lead-time, or the time required to manufacture our devices, is typically 10 to 14 weeks. Based on this lead-time, our team of production planners initiates purchase orders with our wafer suppliers and with our chip assemblers for the assembly and test of our parts so that, to the best of our ability, our products are available to meet customer demand.

Wafer Fabrication

We manufacture our products at independent foundries using standard Complementary Metal Oxide Semiconductor (CMOS) process techniques. We have in the past purchased substantially all of the silicon wafers from which we manufacture our products from Taiwan Semiconductor Manufacturing Corporation (“TSMC”), and Chartered Semiconductor Manufacturing Ltd. (“Chartered”). These independent foundries produce the wafers for our networking products at feature sizes down to 90 nanometer. By using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing, developing and testing of new products. In addition, we avoid the fixed costs associated with owning and operating fabrication and chip assembly facilities, and the costs associated with updating these facilities to manage constantly evolving process technologies.

We have supply agreements with both TSMC and Chartered that were renewed through December 30, 2008. Deposits we have made to secure access to wafer fabrication capacity were $5.1 million at December 31, 2006. Under these supply agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements but we are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. These agreements may be terminated at any time if either party violates the terms of the agreements. We do not currently anticipate any problems in renewing these supply agreements beyond the current expiry dates.

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

In 2006, there has been an increase in the proportion of products being produced for PMC by turnkey ASIC vendors due to the acquisitions. Although PMC does not physically manage the bulk of this production, these products follow approved and audited flows conforming to PMC’s Quality Assurance requirements.

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

From time to time we announce new products to the public once development of the product is substantially completed, and there are no longer significant costs to be incurred. As we have a portfolio of approximately 270 products, we do not consider any individual new product or group of products released in a year to be material, beyond our continuing development of a portfolio of products that meet our customers’ future needs.

At the end of fiscal 2006, we had design centers in the United States (California, Oregon, and Pennsylvania), Canada (British Columbia, Saskatchewan, Manitoba, and Quebec), and India (Bangalore).

Our investment in research and development was $158.7 million in 2006, $118.7 million in 2005 and $120.5 million in 2004.

BACKLOG

Our sales originate from customer purchase orders. However, our customers frequently revise order quantities and shipment schedules to reflect changes in their requirements. We believe that orders placed with delivery dates in excess of six months are not firm orders. As of December 31, 2006, our backlog of products scheduled for shipment within six months totaled approximately $75.3 million. Unless our customers cancel or defer to a subsequent year a portion of this backlog, we expect this entire backlog to be filled in 2007. Our backlog of products as of December 31, 2005 for shipment within six months totaled approximately $52.6 million.

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

Our competitors can be classified into two major groups. First, we compete against established peer-group semiconductor companies that focus on the communications semiconductor business. These companies include Applied Micro Circuits Corporation, Broadcom, Conexant Systems, Emulex, Exar Corporation, LSI Logic Corporation, Marvell Technology Group, Mindspeed Technologies, Qlogic, Cortina Systems, and Transwitch. Many of these companies are well financed, have significant communications semiconductor technology assets and established sales channels, and depend on the market in which we participate for the bulk of their revenues.

Second, we also compete with major domestic and international semiconductor companies,

including Freescale, Infineon, Integrated Device Technology, Maxim Integrated Products, and Texas Instruments. Some of these companies are concentrating an increasing amount of their substantial financial and other resources on the markets in which we participate.

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

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have been awarded 208 U.S. and 65 foreign patents for circuit designs and other innovations used in the design and architecture of our products. In addition, we have 84 patent applications pending in the U.S. Patent and Trademark office. Our patents typically expire 20 years from the patent application date, with our existing patents expiring between 2010 and 2026.

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

Our only material license is the MIPS microprocessor architecture license from MIPS Technologies Inc., on which our microprocessor-based products are based. While the desktop computer microprocessor market is dominated by the Intel Corporation’s “x86” complex instruction set computing, or CISC architecture, several competing microprocessor architectures have emerged for other microprocessor markets such as the embedded computing market. Because of their higher performance and smaller space requirements, most of the competing architectures, such as the MIPS architecture, utilize reduced instruction set computing, or RISC architectures. The MIPS architecture is widely supported through semiconductor design software, operating systems and companion integrated circuits. Because this license supports the architecture behind our microprocessors, we must retain the MIPS license in order to produce our next generation microprocessor products. However, this license may be terminated only if we do not make the required royalty payments or breach confidentiality obligations.

PMC, PMCS, PMC-Sierra and our logo are our registered trademarks and service marks. We own other trademarks and service marks not appearing in this Annual Report. Any other trademarks used in this Annual Report are owned by other entities.

EMPLOYEES

As of December 31, 2006, we had 1183 employees, including 715 in Research and Development, 105 in Production and Quality Assurance, 252 in Sales and Marketing and 111 in Administration. Our employees are not represented by a collective bargaining agreement and we have never experienced any related work stoppage.

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

Our ability to project revenues is limited because a significant portion of our quarterly revenues may be derived from orders placed and shipped in the same quarter, which we call our “turns business.” Our turns business varies widely quarter to quarter. Our customers may delay product orders and reduce delivery lead-time expectations, which reduces our ability to project revenues beyond the current quarter. While we evaluate end users’ and contract manufacturers’ inventories of our products to assess the impact of inventories on our projected turns business, we do not have complete information on their inventories. This could cause our projections of a quarter’s turn business to be inaccurate, leading to lower revenues than projected.

We may fail to meet our forecasts if our customers cancel or delay the purchase of our products.

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

Our customers are subject to their own business cycles, most of which are unpredictable in commencement, depth and duration. We cannot accurately predict the continued demand of our customers’ products and the demands of our customers for our products. In the past, telecommunication service providers have reduced capital spending without notice, adversely affecting our revenues. As a result of this uncertainty, our past operating results may not be indicative of our future operating results. It is possible that, in future periods, our results may be below the expectations of public market analysts and investors. This could cause the market price of our common stock to decline.

We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern.

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and EMC Corporation accounted for more than 10% of our revenues in 2006. The companies that constitute our largest customers may change due to the Storage Semiconductor Business and Passave acquisitions. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

As a result of our restatement of the 2005 10-K, the SEC has commenced an informal inquiry regarding the Company’s stock option practices, and we have been named as defendant in three derivative lawsuits. In addition, we may become the subject of government or private litigation, including an investigation by the Department of Justice. There are no assurances that the SEC inquiry will result in the same conclusions as those reached in the Audit Committee’s review. This may result in different or additional materially adverse accounting or tax impacts on our historical financial statements relating to stock option grants. In addition, the SEC inquiry and shareholder litigation may require significant human and financial resources that could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC investigation or litigation, we could be required to pay damages or penalties or have other remedies imposed upon us. An SEC investigation or litigation may also impair our ability to timely file reports with the Securities and Exchange Commission in the future, which could lead to our inability to continue to meet NASDAQ listing requirements and comply with contractual commitments to do so, and impair our ability to grant employee equity incentives. In addition, we could become the target of costly class-action securities litigation related to other matters in the future. Considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. Any new investigation or litigation could adversely affect our business, results of operations, financial position and cash flows.

Our 2006 acquisitions may adversely affect our results of operations and be dilutive to existing shareholders.

In addition to the risks the Company generally faces in connection with acquisitions, including difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired businesses, there are several risks that the Company faces in connection with the acquisitions of Passave Inc., and the Avago Storage Semiconductor Business.

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

The Storage Semiconductor Business acquisition may make the Company reliant on a limited number of customers for a major portion of its revenues. PMC may also be unsuccessful at, either selling the existing products of the acquired business, or developing and selling new products of the combined company. PMC may not achieve its goal of improving time-to-market for integrated circuits using its existing technology and the acquired business’ technology.

If PMC fails to successfully address integration challenges in a timely manner, or at all, it may not realize the anticipated benefits or synergies of the acquisition to the extent, or in the time frame, anticipated. Even if the acquired businesses are successfully integrated, the Company may not receive the expected benefits of the acquisitions, which are based on forecasts, which are subject to numerous assumptions which may prove to be inaccurate. Any one of these integration challenges or any combination thereof could adversely affect PMC’s cash flow and results of operations, and as a result, the acquisition may prove to be dilutive to existing shareholders.

We are involved in litigation with UTStarcom that may be expensive and time consuming.

In November 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California, which is more fully described under Part I Item 3. “Legal Proceedings”. We believe that we have meritorious defenses to UTStarcom’s claims. Although we have attempted to try to resolve this claim, we may not be able to do so on reasonable terms, if at all. If PMC loses this litigation, a court could require us to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require PMC to make substantial payments. Either of these results could have a material adverse effect on our business, results of operations and financial condition.

Changes in the political and economic climate in China and Taiwan may have a significant impact on our profitability.

China represents a significant portion of our net revenues (15% and 19% for the years ended December 31, 2006 and 2005, respectively) and substantially all of Passave’s revenues in 2006 were derived from product sales in Japan. Our financial condition and results of operations are becoming increasingly dependent on our sales in China and the majority of our wafer supply comes from Taiwan. China has large organizations with major programs that can start and stop quickly. For example, in 2004 our operating profits were adversely affected by a sudden slowdown in telecom infrastructure build-out in China. Instability in China’s economic environment could lead to a contraction of capital spending by our customers. Economic shutdowns, decreases in demand in these markets for our products and overall negative market conditions in Asia could have a disproportionate effect on our overall business results. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

Hostilities in Israel may have a significant impact on our Israeli subsidiary’s ability to conduct its business.

One of our subsidiaries is located in Israel, and employs approximately 150 people. If regional hostilities resume, a significant number of the subsidiary’s employees may be called into active military duty at any time. As a result, while product development schedules have not to date been impacted, there may be delays in their ability to meet future development schedules. It is not clear if the hostilities will resume, and if so, how many PMC employees may be called to military duty or otherwise affected by any potential hostilities.

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

The final determination of our income tax liability may be materially different from our income tax provision.

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material effect on our income tax provision and net income in the period or periods in which that determination is made, and potentially to future periods as well. For instance, our estimated tax provision rate increased significantly at the end of 2006 due to an increase in our estimated tax liability following receipt in 2007 of a written communication from a tax authority examining the historic transfer pricing policies and practices of certain companies within the PMC-Sierra group. As a result, we increased our provision for periods prior to 2006 by $29.9 million and increased our 2006 expected tax rate from approximately 17% to 22%.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accrual for Canadian income taxes in the ordinary course of business, and consequently in 2006 we recorded a $0.4 million foreign exchange gain relating to this item. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States and Canadian currencies.

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

We depend on third-party subcontractors to assemble, obtain packaging materials for, and test substantially all of our current semiconductor products. If we lose the services of any of our subcontractors or if these subcontractors are unable to attain sufficient packaging materials, shipments of our products may be disrupted, which could harm our customer relationships and adversely affect our revenues.

Third-party contractors located primarily in Asia assemble, obtain packaging materials for, and test substantially all of our current semiconductor products. Because we rely on third-party subcontractors to perform these functions, we cannot directly control our product delivery schedules and quality assurance. This lack of control has in the past resulted, and could in the future result, in product shortages or quality assurance problems that could delay shipments of our products or increase our manufacturing, assembly or testing costs.

If our third-party subcontractors are unable to obtain sufficient packaging materials for our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net sales. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.

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

On January 19, 2007, we received a comment letter from the SEC asking us to further amend our Form 10-K for the year ended December 31, 2005 (the “2005 10-K/A”) to comply with the recently issued SEC guidance in “Sample Letter Sent in Response to Inquiries Related to Filing Restated Financial Statements for Errors in Accounting for Stock Option Grants” (the “Sample Letter”). In subsequent discussions and correspondence with the SEC, the SEC has agreed that we may comply with the guidance in the Sample Letter in this Annual Report on Form 10-K for the year ended December 31, 2006 instead of amending our 2005 10-K/A. We have amended the disclosure herein to comply with the Sample Letter.

ITEM 2.	Properties.

PMC leases properties in 24 locations worldwide. Approximately 27% of the space leased by PMC was excess at December 31, 2006. Approximately 40% of the excess space has been subleased and we are actively pursuing opportunities to sublease or negotiate our exit from the remaining excess facilities.

We lease a total of 108,000 square feet in Santa Clara, California, to house our US design, engineering, sales and marketing operations. In 2006 we vacated approximately 35,000 square feet in Santa Clara in connection with our workforce reduction activities.

Our Canadian operations are located in Burnaby, British Columbia where we lease 147,000 square feet of office space in two separate buildings. These locations support a significant portion of our product development, manufacturing, marketing, sales and testing activities. In late 2006 we vacated approximately 91,000 square feet in Kanata, Ontario in connection with operational consolidation activities.

We also operate nine additional research & development centers: three in Canada, three in the US, one in Bangalore, India, one in Herzliya, Israel and one in Shanghai, China.

We have eleven sales/operations offices located in Europe, Asia, the Middle East and North America.

ITEM 3.	Legal Proceedings.

Stockholder Derivative Lawsuits

Three derivative actions have been filed against the Company, as a nominal defendant, and various current and former officers and/or directors: (1) Meissner v. Bailey, et al., Santa Clara Superior Court Case No. 1-06-CV-071329 (filed September 18, 2006); (2) Beiser v. Bailey, et al., United States District Court for the Northern District of California Case No. 5:06-CV-05330-RS (filed August 29, 2006); and (3) Barone v. Bailey, et al., United States District Court for the Northern District of California Case No. 4:06-CV-06473-SBA (filed October 16, 2006). On November 21, 2006 the Beiser and Barone actions were consolidated into one case. On January 18, 2007, the Santa Clara County Superior Court in California ordered that the Meissner action be stayed pending the outcome of the consolidated, federal Beiser/Barone action. A consolidated complaint in the Beiser/Barone action was filed on January 29, 2007 (the “Consolidated Complaint”).

The Consolidated Complaint generally alleges that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its shareholders that these purported breaches of fiduciary duties caused harm to the Company, and the plaintiffs seek to recover damages on behalf of the Company. The Consolidated Complaint also alleges violations of federal securities laws. The Company is a nominal defendant in the case, but any recovery in the litigation would be paid to the Company, rather than to its shareholders. The Company has engaged independent legal counsel to prepare joint defense arrangements for the various defendants.

UTStarcom

On November 17, 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California. In that claim, UTStarcom raised various demands regarding issues relating to the interaction of Passave’s PAS 5001 system-on-a-chip with a particular company’s switch used by UTStarcom in its Fiber-to-the-home (“FTTH”) products. In the suit, UTStarcom asserts various claims for breach of contract and breach of warranty and requests indemnity associated with the sale of Passave’s PAS 5001 products. UTStarcom claims that it incorporated those products into its FTTH products that were shipped to a particular customer, and that customer informed UTStarcom that those FTTH products supplied by UTStarcom were experiencing unacceptable data interruptions. UTStarcom further claims the data interruptions were caused by the failure of Passave’s PAS 5001 to properly interface with another company’s switch in the UTStarcom product. UTStarcom also claims that Passave breached certain warranties contained in its purchase orders and is obligated to indemnify UTStarcom and its customers for any damages that resulted from a breach of these warranties. UTStarcom further claims that its customers have submitted claims to UTStarcom, which UTStarcom also alleges stem from its product’s failure attributable to Passave’s chips. UTStarcom also claims that it has incurred costs and expenses in an amount exceeding $30 million in connection with the product defects it claims are attributable to the PAS 5001 products. On January 16, 2007, Passave filed its response to the amended complaint and also filed a cross-complaint against UT Starcom alleging interference with prospective economic advantage and breach of contract.

We believe that Passave has meritorious defenses to UTStarcom’s claims and valid basis for its cross-complaint. Nevertheless, Passave has informed UTStarcom that it is prepared to replace a number of such system-on-a-chips that Passave had shipped to it as an accommodation to UTStarcom. Although we have attempted to try to resolve this dispute, we may not be able to do so on reasonable terms, if at all. If we lose this litigation, a court could require us to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require us to make substantial payments. Either of these results could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Price Information. Our Common Stock trades on the NASDAQ Global Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the NASDAQ Global Market:

Fiscal 2006	High	Low
First Quarter	$12.45	$7.97
Second Quarter	13.57	8.55
Third Quarter	9.25	4.86
Fourth Quarter	7.96	5.92

Fiscal 2005	High	Low
First Quarter	$10.84	$8.48
Second Quarter	9.68	7.49
Third Quarter	10.69	8.27
Fourth Quarter	9.00	6.34

Stockholders

To maintain consistency, the information provided above is based on the last day of the calendar quarter rather than the last day of the fiscal quarter. As of February 26, 2007 there were 1,101 holders of record of our Common Stock. On February 26, 2007, the last reported sales price of our common stock was $7.31 per share.

Dividends

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business or to fund acquisitions and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for PMC, the NASDAQ Global Market, the line-of-business index for semiconductors and related devices (SIC code 3674) furnished by Georgeson Shareholder Communications Inc., and the S&P 500 Index. The graph assumes the investment of $100 on December 31, 2001. The performance shown is not necessarily indicative of future performance.

ITEM 6.	Selected Financial Data

The following tables set forth data from our consolidated financial statements for each of our last five fiscal years. The data for fiscal year 2002 is set forth below this table to provide information on the adjustments made as a result of the restatement (See Note 2 to the Consolidated Financial Statements). This information should be read together with the Consolidated Financial Statements and related Notes contained in this Annual Report and in our prior and subsequent reports filed with the SEC, as well as the section of this Annual Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended (in thousands, except for per share data)
	December 31, 2006(1)	December 31, 2005(2)	December 26, 2004(3)	December 28, 2003(4)
STATEMENT OF OPERATIONS DATA:
Net revenues	$424,992	$291,411	$297,383	$249,483
Cost of revenues	146,456	80,963	87,542	87,875
Gross profit	278,536	210,448	209,841	161,608
Research and development	158,661	118,720	120,492	119,790
Selling, general and administrative	102,363	56,278	46,832	46,665
Amortization of purchased intangible assets	33,381	—	—	—
In-process research and development	35,300	—	—	—
Restructuring costs and other charges	6,119	13,833	3,520	15,314
Acquisition costs	—	—	1,212	—

(Loss) income from operations	(57,288)	21,617	37,785	(20,161)
Interest income, net	8,979	12,106	4,859	1,709
Foreign exchange loss	(109)	(3,259)	(1,295)	(954)
(Loss) gain on extinguishment of debt and amortization of debt issue costs	(968)	(1,809)	(2,233)	287
(Loss) gain on investments	(1,269)	1,439	9,242	2,416
(Provision for) recovery of income taxes	(49,237)	(2,108)	3,323	8,712

Net (loss) income	$(99,892)	$27,986	$51,681	$(7,991)

Net income (loss) per share - basic:	$(0.49)	$0.15	$0.29	$(0.05)
Net income (loss) per share - diluted:	$(0.49)	$0.15	$0.27	$(0.05)
Shares used in per share calculation - basic	203,470	184,098	180,353	173,568
Shares used in per share calculation - diluted	203,470	189,132	188,903	173,568

	(in thousands)
BALANCE SHEET DATA:
Working capital	$192,146	$565,501	$152,306	$317,444
Cash, cash equivalents, and short-term investments	258,914	627,476	274,686	411,928
Long-term investment in bonds and notes	—	—	139,111	41,569
Total assets	1,006,557	732,949	507,024	552,956
Long-term debt (including current portion)	225,000	225,000	68,071	175,000
Stockholders’ equity	570,428	354,047	299,337	226,297

(1)

Results for the year ended December 31, 2006 include $8.2 million purchase accounting adjustments to inventory, $1.8 million stock-based compensation expense, and $0.8 million in additional contractor costs included in Cost of revenues; $19.9 million stock-based compensation expense, $2.4 million for employee-related taxes, and $0.2 million acquisition-related relocation expenses included in Selling, general and administrative expenses; $16.2 million stock-based compensation expense included in Research and development expenses; a $0.5 million foreign exchange gain on Canadian taxes; $29.9 million increase in our estimated tax provision for previous years as a result of a written communication received in 2007 from a tax authority and $7.0 million withholding and other taxes on repatriation of funds included in the provision for income taxes.

(2)	Results for the year ended December 31, 2005 include $13.8 million restructuring costs, $0.9 million reversal of provision for doubtful accounts receivable included in Selling, general and administrative expenses, $6.3 million tax benefits comprised of $5.3 million excess R&D tax credits and $1.0 million recovery of prior year sales tax, and $3.4 million foreign exchange loss on Canadian taxes.

(3)	Results for the year ended December 26, 2004 include $3.5 million net charge for additional excess facilities costs related to our 2001 restructurings, $1.3 million elimination of a provision for employee-related taxes included in Selling, general and administrative expenses, $9.2 million gain on sale of investments, $5.1 million recovery of prior year taxes, $9.4 million tax recovery based on agreements and assessments with Canada Revenue Agency and $1.5 million foreign exchange loss on Canadian taxes.

(4)	Results for the year ended December 28, 2003 include a $15.3 million net charge for restructuring costs comprised of $7.2 million for workforce reduction, $11.9 million for excess facilities, $1.4 for asset impairments, $4.5 million reversal of excess facilities costs related to our October 2001 restructuring and $0.7 million reversal of excess workforce reduction costs related to our January 2003 restructuring plan, the $1.8 million elimination of a provision for potential litigation costs included in Selling, general and administrative expenses, and a $3.5 million receipt of prior year income taxes.

	Year ended December 29, 2002 (5), (6)
	As Reported	Adjustment	Restated
	(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues	$218,093	$—	$218,093
Cost of revenues	89,542	2,706	92,248
Gross profit	125,845	—	125,845
Research and development	140,379	16,237	156,616
Selling, general and administrative	63,587	19,716	83,303
Impairment of property and equipment	1,824	—	1,824

Loss from operations	(77,239)	(38,659)	(115,898)
Interest income, net	6,518	—	6,518
Foreign exchange loss	(1)	—	(1)
Loss on extinguishment of debt and amortization of debt issue costs	(1,564)	—	(1,564)
Loss on sale of investments	(11,579)	—	(11,579)
Recovery of income taxes	18,858	—	18,858

Net loss	$(65,007)	$(38,659)	$(103,666)

Net loss per share -basic:	$(0.38)	$(0.23)	$(0.61)
Net loss per share - diluted:	$(0.38)	$(0.23)	$(0.61)

Shares used in per share calculation - basic	170,107	170,107	170,107
Shares used in per share calculation - diluted	170,107	170,107	170,107
BALANCE SHEET DATA:
Working capital	$229,021	$—	$229,021
Cash, cash equivalents, and short-term investments	416,659	—	416,659
Long-term investment in bonds and notes	148,894	—	148,894
Total assets	728,716	—	728,716
Long-term debt (including current portion)	275,000	—	275,000
Stockholders’ equity	198,639	—	198,639

(5)

Results for the year ended December 29, 2002 include a $4.0 million allowance for inventories in excess of twelve-month demand, recorded in cost of revenues, a $1.8 million write-down for impairment of property and equipment, a $15.3 million charge for impairment of other investments recorded in loss on investments and a $3.8 million gain on sale of other investments. In accordance with the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, we ceased amortizing goodwill at the beginning of 2002, thereby eliminating amortization expense of approximately $2 million.

(6)	Based on the results of a review by the Audit Committee we concluded that the accounting measurement dates for certain stock option grants awarded primarily during the years 1998-2001 differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. As a result of the application of different accounting measurement dates to the affected option grants, we recorded an aggregate of $89.6 million of increased stock-based compensation expense for fiscal years 1999 through 2002. Of this amount, stock-based compensation expense of $38.7 million was recorded in 2002. See Note 2 to the Consolidated Financial Statements.

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

	Quarterly Data
	(in thousands except for per share data)
	Year Ended December 31, 2006				Year Ended December 31, 2005
	Fourth (1)	Third (2)	Second (3)	First (4)	Fourth (5)	Third (6)	Second (7)	First (8)
STATEMENT OF OPERATIONS DATA:
Net revenues	$101,917	$116,514	$118,780	$87,781	$77,556	$76,203	$71,541	$66,111
Cost of revenues	37,125	39,146	43,560	26,625	19,839	20,131	21,372	19,621
Gross profit	64,792	77,368	75,220	61,156	57,717	56,072	50,169	46,490
Research and development	41,713	41,611	41,587	33,749	30,643	27,205	29,456	31,416
Selling, general and administrative	26,362	29,235	27,174	19,593	14,968	14,839	13,466	13,004
Amortization of purchased intangible assets	10,136	11,202	9,934	2,110	—	—	—	—
In-process research and development	—	—	20,500	14,800	—	—	—	—
Restructuring costs and other charges	453	6,404	—	(738)	—	5,359	7,606	868

(Loss) income from operations	(13,872)	(11,084)	(23,975)	(8,358)	12,106	8,669	(359)	1,202
Interest income, net	2,297	1,849	1,267	3,566	4,044	2,874	2,502	2,685
Foreign exchange gain (loss)	3,508	(252)	(3,378)	13	197	(3,378)	512	(590)
Loss on extinguishment of debt and amortization of debt issue costs	(242)	(242)	(242)	(242)	(175)	—	—	(1,634)
Gain (loss) on investments	—	—	(3,118)	1,849	—	—	—	1,439
(Provision for) recovery of income taxes	(33,891)	(1,796)	(2,388)	(11,161)	(2,073)	2,230	2,126	(175)

Net (loss) income	$(42,200)	$(11,525)	$(31,834)	$(14,333)	$18,245	$5,935	$529	$3,277

Net income (loss) per share - basic	$(0.20)	$(0.05)	$(0.16)	$(0.08)	$0.10	$0.03	$0.00	$0.02
Net income (loss) per share - diluted	$(0.20)	$(0.05)	$(0.16)	$(0.08)	$0.10	$0.03	$0.00	$0.02
Shares used in per share calculation - basic	212,295	211,298	203,067	187,218	185,703	185,110	183,386	182,192
Shares used in per share calculation - diluted	212,295	211,298	203,067	187,218	188,805	190,739	188,305	188,678

(1)	Results include $0.5 million stock-based compensation expense included in Cost of revenues, $5.5 million stock-based compensation expense included in Research and development expenses, $5.4 million stock-based compensation expense included in Selling, general and administrative expenses, $3.5 million foreign exchange gain on Canadian taxes, and $29.9 million increase in our estimated tax provision for previous years as a result of a written communication received in 2007 from a tax authority.

(2)	Results include $0.4 million stock-based compensation expense included in Cost of revenues, $4.2 million stock-based compensation expense included in Research and development expenses, $6.0 million stock-based compensation expense and $2.4 million employee-related taxes included in Selling, general and administrative expenses, and $0.1 million foreign exchange gain on Canadian taxes.

(3)	Results include $5.7 million purchase accounting adjustments to inventory and $0.5 million stock-based compensation expense included in Cost of revenues, $4.0 million stock-based compensation expense included in Research and development expenses, $5.5 million stock-based compensation expense included in Selling, general and administrative expenses and $3.3 million foreign exchange loss on Canadian taxes.

(4)	Results include $2.8 million purchase accounting adjustments to inventory, $0.5 million in additional contractor costs, and $0.4 million stock-based compensation expense included in Cost of revenues; $2.5 million stock-based compensation expense included in Research and Development expenses; $3.0 million stock-based compensation expense and $0.2 million relocation expenses included in Selling, General and administrative expenses; $0.1 million foreign exchange gain on Canadian taxes; and $7.0 million withholding and other taxes on repatriation of funds.

(5)	Results include $0.2 million foreign exchange gain on Canadian taxes and $5.3 million excess R&D tax credits.

(6)	Results include $5.4 million restructuring costs for excess facilities vacated in the third quarter of 2005 and $3.4 million foreign exchange loss on Canadian taxes.

(7)	Results include $7.6 million restructuring costs including $6.7 million for workforce reduction and $0.9 million for asset write-downs; $0.9 million reversal of provision for doubtful accounts receivable included in Selling, general and administrative expenses and $0.5 million foreign exchange gain on Canadian taxes.

(8)	Results include $0.9 million restructuring costs relating to workforce reduction, $1.0 million reversal of state income tax and $0.7 million foreign exchange loss on Canadian taxes.

I TEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

OVERVIEW

We generate revenues from the sale of semiconductor devices that we have designed and developed. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, the majority of our revenues in 2006 came from products that were acquired through business combinations in 2006 or were developed in 2005 and earlier. After an individual product is completed and announced it may take several years before that device generates any significant revenues. Our current revenue is generated by a portfolio of approximately 270 products.

In addition to incurring costs for the marketing, sales, and administration of selling existing products, we expend a substantial amount every year for the development of new semiconductor devices. We determine the amount to invest in the development of new semiconductors based on our assessment of the future market opportunities for those components, and the estimated return on investment. To compete globally we must invest in businesses and technologies that are both growing in demand and cost competitive in the geographic markets that we serve. Going forward, we plan to continue to aggressively focus on the cost side of our business and find ways to improve on operational efficiencies.

In 2006 we completed the integration of the Storage Semiconductor Business, which we acquired from Avago on February 28, 2006. Our consolidated results include the results of the Storage Semiconductor Business from the acquisition date. We purchased the Storage Semiconductor Business due to the market position the Storage Semiconductor Business has in the Fibre Channel controller market and the growth opportunities for standard semiconductor solutions in the enterprise storage market. Since the acquisition we have experienced the benefits from product synergies between the Storage Semiconductor Business’ Fibre Channel controllers and PMC’s Fibre Channel and SAS disk-interconnect products. This acquisition contributed $95.7 million in revenues during the ten months since the acquisition date, primarily from the Tachyon product line, and we expect continued growth in 2007.

During the fourth quarter of 2006 we continued the financial and operational integration of Passave Inc., which we acquired on May 4, 2006. Passave develops system-on-chip semiconductor solutions for the Fiber To The Home (FTTH) access market. The results of Passave are included in our consolidated results from the date of acquisition. We purchased Passave due to its market share leadership in Passive Optical Networking (PON) solutions for central office and customer premise FTTH applications, and in the eight months since the acquisition date, Passave contributed $30.7 million in revenues. In the second half of 2006 we experienced lower activity levels of FTTH deployment in Japan, especially as it relates to Ethernet Passive Optical Networking (EPON) products, due partly to a slowdown in equipment orders in Japan, and also due to a lower ratio of network-based to subscriber-based Optical Networking Units (ONU’s) to Optical Line Terminals (OLT’s) which are installed in central offices, than originally anticipated. We expect orders for both OLT’s and ONU’s in Japan to slowly improve in the first half of 2007.

During 2006, our Audit Committee completed a review of our stock option-award practices. Based on the results of the review we concluded that the accounting measurement dates for certain stock option grants awarded during the years 1998-2001 differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. We determined that for certain option grants the allocations to individual recipients and/or the proper documentation of formal corporate approvals had not been completed as of the dates originally used for accounting measurement. As a result, new accounting measurement dates were applied to the affected option grants. As the majority of the stock options in question were cancelled in an option exchange program in 2002, or were otherwise fully vested, the new measurement dates did not affect operating results for 2003 and subsequent years. The Audit Committee concluded that, while we used incorrect accounting measurement dates for certain stock option grants awarded during the years 1998-2001, those errors were not the product of any deliberate misconduct by our executives, staff, or members of our Board of Directors.

As a result of the review, we adjusted our opening stockholders’ equity on the consolidated balance sheet as at December 29, 2002 and on the consolidated balance sheets for all subsequent periods. The effect of the adjustments was to increase additional paid-in capital and increase accumulated deficit on all consolidated balance sheets commencing in 2003. These are offsetting reclassification entries within stockholders’ equity on the consolidated balance sheet and the total amount of stockholders’ equity in 2003 and subsequent consolidated balance sheets did not change. The restatement had no impact on our consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on our cash position or previously reported revenues.

In August 2006, we received an informal confidential request from the SEC advising us that the SEC has commenced an informal inquiry into our historical stock-option granting processes. We produced documents in response to the request and are continuing to cooperate with the SEC. In October 2006, we received from the SEC Division of Corporation Finance, a comment letter on our Form 10-K/A for the year ended December 31, 2005 and our Form 10-Q for the quarter ended July 2, 2006. We have responded to the SEC’s letter. On January 19, 2007, we received a comment letter from the SEC asking us to further amend our Form 10-K for the year ended December 31, 2005 (the “2005 10-K/A”) to comply with the recently issued SEC guidance in “Sample Letter Sent in Response to Inquiries Related to Filing Restated Financial Statements for Errors in Accounting for Stock Option Grants” (the “Sample Letter”). In subsequent discussions and correspondence with the SEC, the SEC has agreed that we may comply with the guidance in the Sample Letter in this Annual Report on Form 10-K for the year ended December 31, 2006 instead of amending our 2005 10-K/A. We have amended the disclosure herein to comply with the Sample Letter.

On January 1, 2006, we adopted FAS 123(R) on a modified prospective basis, which resulted in the recognition of stock-based compensation expense of $37.9 million in the year ended December 31, 2006. See Notes 1 and 4 to the Consolidated Financial Statements for further information on stock-based compensation. The adoption of FAS 123(R) will continue to have an adverse impact on our reported results of operations in future periods.

In order to align our fiscal year end with the calendar year end, fiscal 2005 consisted of 53 weeks compared to 52 weeks in 2006 and 2004.

Net Revenues ($ millions)

	2006	Change	2005	Change	2004
Net revenues	$425.0	46%	$291.4	(2%)	$297.4

Net revenues for 2006 increased $133.6 million, or 46% compared to net revenues for 2005. The increase was driven by $95.7 million of additional revenue from the acquisition of the Storage Semiconductor Business from Avago and $30.7 million of additional revenue from the acquisition of Passave. Apart from revenues from the acquisitions, in 2006 our revenues were $7.2 million higher than in 2005. Despite the overall increase for the year, in the second half of 2006 revenues declined sequentially due to lower activity in the communications market. This was caused by a slowdown in equipment orders by carriers in China, Japan, and North America, in addition to an electronics components supply chain inventory correction primarily in Japan and North America, and US carrier and communications OEM mergers.

Net revenues for 2005 decreased $6.0 million, or 2% compared to net revenues in 2004. Revenues were lower than in 2004 due to a lower volume of units sold in the first half of 2005 compared to the first half of 2004 due to an inventory rebalancing by our customers that began in the third quarter of 2004 and continued into 2005. Quarterly revenues increased sequentially since the fourth quarter of 2004 but in 2005 were still below levels recorded in early 2004. In the first half of 2005, revenues increased sequentially for several reasons. First, reduced levels of inventories at end customers led to stronger orders; second, telecom-related capital spending in our end markets continued to increase, especially in the Metro Transport area; and third, product cycles in the Enterprise Storage markets favored the Company’s product offering. Increases in revenues in the second half of 2005 were due in large part to improved activity levels in Edge Routing & Multi-Service Switching, Enterprise Storage, and our Laser Printer business.

Over the past three years, we have seen significant growth in net revenues generated in Asia. Net revenues from Asia were 57% of total net revenues in 2006, 50% of total net revenues in 2005, and 46% in 2004. We attribute this trend primarily to increased manufacturing outsourcing into Asia by our OEM customers as well as increased levels of activity at Asian customers.

Gross Profit ($ millions)

	2006	Change	2005	Change	2004
Gross profit	$278.5	32%	$210.4	0%	$209.8
Percentage of net revenues	66%		72%		71%

Total gross profit for 2006 increased by $68.1 million over gross profit in 2005, which was relatively consistent with gross profit in 2004. Gross profits increased in 2006 due to higher sales volumes, primarily resulting from the acquisitions. In 2005, despite overall lower sales volumes compared to 2004, gross profit improved due in part to the centralizing of our manufacturing logistics teams into a single location through our restructuring activities, as well as tightly managing our manufacturing costs.

Gross profit as a percentage of revenues decreased to 66% in 2006 from 72% in 2005 as a result of the following factors:

•	the acquisitions changed the overall mix of revenues, decreasing gross profit as a percentage of revenues by 3%;

•	lower margins on our existing products decreased gross profit as a percentage of revenues by 1%; and

•	we recorded $4.2 million higher provisions for excess and obsolete inventory, which decreased gross profit as a percentage of net revenues by 1%.

In addition, we recorded $1.8 million stock-based compensation expense in cost of revenues in 2006 compared to none in 2005 and 2004, which had an impact of less than one percentage point. Many of the acquired products sell at overall lower gross margins, particularly the FTTH products. If the proportion of revenues from FTTH products increases in future periods as anticipated, we expect declining gross profit as a percentage of revenues to continue.

Gross profit as a percentage of revenues increased to 72% in 2005 from 71% in 2004 as a result of the following factors:

•	yield improvements and procurement cost reductions, which increased gross profit by approximately 1 percentage point;

•	engineering fees charged to customers for engineering we undertook on their behalf increased from $1.5 million in 2004 to $6.8 million in 2005, increasing gross profit by 1 percentage point; and

•	fixed manufacturing costs were spread over lower shipment volumes, reducing gross profit by 1 percentage point.

Other Costs and Expenses ($ millions)

	2006	Change	2005	Change	2004
Research and development	$158.7	34%	$118.7	(1%)	$120.5
Percentage of net revenues	37%		41%		41%

Selling, general and administrative	$102.4	82%	$56.3	20%	$46.8
Percentage of net revenues	24%		19%		16%

Amortization of purchased intangible assets	$33.4	100%	—		—
Percentage of net revenues	8%		—		—

In-process research and development	$35.3	100%	—		—
Percentage of net revenues	8%		—		—

Restructuring costs	$6.1	(56%)	$13.8		$3.5
Percentage of net revenues	1%		5%		1%

Research and Development Expenses

Our research and development, or R&D, expenses were $40 million, or 34%, higher in 2006 compared to 2005. Total payroll costs, including the acquired businesses, were higher by $16.1 million due to salary increases, and additional headcount from Passave and the Storage Semiconductor Business for 2006, which were partially offset by savings from our workforce reduction initiatives. In addition, we recorded $16.2 million stock-based compensation expense compared to none in 2005. Material costs were higher by $6.1 million, office and facilities costs were higher by $1.8 million, depreciation increased by $1.2 million, and training and travel costs also increased by $0.9 million due to the acquisitions. These increases were offset by lower hardware and software costs of $1.4 million and other cost reductions of $0.9 million.

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

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses were $46.1 million, or 82% higher in 2006 compared to 2005. The primary reason for the increase in SG&A expense as a percentage of revenues were that we recorded $19.9 million of stock-based compensation expense compared to $0.2 million in 2005, and that payroll-related costs were higher by $14.0 million due to increased headcount. We also incurred additional $3.8 million professional fees, the majority of which related to the investigation by the Audit Committee and the resulting restatement of our financial statements, and $2.5 million in additional payroll withholding taxes associated with transactions from years 2000 and prior. Sales commissions were higher by $2.0 million, training and travel increased by $1.8 million primarily due to the acquisitions, and office and facilities costs increased by $1.1 million. In addition, in 2005 we reversed $0.9 million provision for doubtful accounts receivable. Other costs increased by $0.3 million.

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

Amortization of purchased intangible assets and in-process research and development

In 2006 we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc. Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave was $19.0 million and $14.4 million, respectively, for the year.

In addition, a portion of the purchase for Passave was allocated to in-process research and development projects and was expensed in the second quarter of 2006 because technological feasibility had not been established and no future alternative uses exist. Projects acquired from Passave include Ethernet Passive Optical Network (EPON) and Analog Front End (AFE) products, which are based on technology that provides a low-cost method of deploying optical access lines between a carrier’s central office and a customer site and which provide further enhancements and functionality to the existing EPON series, and Gigabit Passive Optical Network (GPON) products, which are more complex and support multiple protocols and provide further enhancements to the GPON series.

At the acquisition date, early revisions of the AFE products were in the final stage of design and had been sent out to be manufactured or “taped out”, with estimated costs to complete of approximately $0.4 million. By the end of 2006, samples of the AFE products were being tested by customers, and are expected to be in production in 2007. Remaining efforts for completion include final customer acceptance procedures. The EPON products were in the design testing stage, with estimated costs to complete of approximately $1.9 million. By the end of 2006, the EPON products had been taped out and are expected to be in production in 2007. Remaining efforts for completion include further qualification and testing, as well as customer acceptance procedures.

GPON products were in the early design and prototype stages at acquisition, with estimated costs to complete of approximately $4.5 million at the acquisition date. By the end of 2006, some of the products were in the design testing stage, while others were at the coding stage. Remaining efforts for completion are expected to continue through 2007-2008 and include final stages of development, design testing, tape out, and final testing, as well as customer acceptance.

A portion of the purchase for the Storage Semiconductor Business was allocated to in-process research and development projects and was expensed in the first quarter of 2006 because technological feasibility had not been established and no future alternative uses exist. Projects acquired and expensed include three next-generation Tachyon storage protocol products.

At the acquisition date, two of the next-generation Tachyon products had been taped out, with estimated costs to complete of approximately $0.8 million. By the end of 2006, the products were in testing stages, and are expected to be in production by the first quarter of 2007. Remaining efforts for completion include final customer acceptance procedures for the products.

The third next-generation Tachyon product, a multi-protocol storage controller, was in the early design stage at acquisition, with estimated costs to complete of approximately $10 million. By the end of 2006, the product was still in the design stage, and based on feedback from our customers, we have re-directed our design resources from this project to other Tachyon controller projects addressing the same application. Remaining efforts for completion of the product would include further design, tape out, testing, and final customer acceptance procedures.

Any delays in our estimated completion dates for the acquired products could result in lower market share for the products as well as lost revenues.

Restructuring Costs and Other Charges

The activity related to excess facility and severance accruals under the Company’s restructuring plans during the three years ended December 31, 2006, by year of plan, were as follows:

Excess facility costs

(in thousands)	2006	2005	2003	2001	Total
Balance at December 28, 2003	$—	$—	$6,339	$9,674	$16,013

Reversals and adjustments	—	—	(119)	—	(119)
New charges	—	—	—	3,570	3,570
Cash payments	—	—	(2,325)	(3,404)	(5,729)

Balance at December 26, 2004	—	—	3,895	9,840	13,735

New charges	—	5,288	—	—	5,288
Cash payments	—	(417)	(884)	(2,974)	(4,275)

Balance at December 31, 2005	—	4,871	3,011	6,866	14,748

Reversals and adjustments	—	776	(2,300)	776	(748)
New charges	2,338	—	—	—	2,338
Cash payments	(227)	(1,379)	(162)	(2,546)	(4,314)

Balance at December 31, 2006	$2,111	$4,268	$549	$5,096	$12,024

Severance costs

(in thousands)	2006	2005	2003	2001	Total
Balance at December 26, 2004	$—	$—	$—	$—	$—

New charges		7,675	—	—	7,675
Cash payments		(7,190)	—	—	(7,190)

Balance at December 31, 2005	—	485	—	—	485

Reversals and adjustments	—	(350)	—	—	(350)
New charges	2,968	1,562	—	—	4,530
Cash payments	(2,432)	(1,600)	—	—	(4,032)

Balance at December 31, 2006	$536	$97	$—	$—	$633

2006

In the third quarter of 2006, we closed our Ottawa development site in order to reduce operating expenses and the space was vacated by the end of the fourth quarter of 2006. Approximately 35 positions were eliminated, primarily from research and development, resulting in one-time termination benefit and relocation costs of $2.2 million, and $2.0 million for excess facilities. We also eliminated 10 positions from research and development in our Portland development site, resulting in restructuring charges of $1.4 million, comprised of $0.8 million in severance, $0.3 million for excess facilities, $0.1 million for contract termination and $0.2 million in asset impairment.

We have made $3.0 million in payments relating to the 2006 plan. As of December 31, 2006, $0.5 million severance costs remained to be paid and payments related to the excess facilities will extend to 2010.

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

In the first quarter of 2006, we continued the workforce reduction plans initiated in 2005 and recorded $1.6 million restructuring charges related to the termination of 19 employees, primarily from research and development, in the Santa Clara facility. During the third quarter of 2006 we reduced our estimated severance accrual related to the 2005 workforce reduction activities by $0.4 million, and increased the accrual for excess facilities related to the 2005 restructuring by $0.8 million. To date, we have made payments relating to these activities of $10.6 million. As of December 31, 2006, the software assets have been disposed of and $0.1 million severance costs remain to be paid in 2007. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, we have recorded restructuring charges of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. In 2006, we reversed $2.3 million of our restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the addition of personnel that occurred with the acquisition of the Storage Semiconductor Business.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. Due to the continued downturn in real estate markets, we recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, we recorded additional provisions for abandoned office facilities of $2.2 million in the fourth quarter of 2004, and $0.8 million in the third quarter of 2006.

To date, we have made cash payments of $12.7 million and $174.5 million related to the 2003 and 2001 plans, respectively. We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on all of our surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

Other Income and Expenses ($ millions)

	2006	Change	2005	Change	2004
Interest income, net	$9.0	(26%)	$12.1	147%	$4.9
Percentage of net revenues	2%		4%		2%
Foreign exchange loss	$(0.1)	(97%)	$(3.3)	154%	$(1.3)
Percentage of net revenues	0%		(1%)		0%
Loss on extinguishment of debt and amortization of debt issue costs	$(1.0)	(46%)	$(1.8)	(18%)	$(2.2)
Percentage of net revenues	0%		(1%)		(1%)
(Loss) Gain on investments	$(1.3)	(191%)	$1.4	(85%)	$9.2
Percentage of net revenues	0%		0%		3%

Interest income, net

Interest income was $9.0 million in 2006 compared to $12.1 million in 2005, a decrease of $3.1 million. In the fourth quarter of 2005, we issued $225.0 million of 2.25% senior convertible notes, which resulted in higher interest expense for 2006 of $4.0 million. In addition, on February 28, 2006, we paid approximately $431.3 million in cash for the acquisition of the Storage Semiconductor Business, thus reducing our interest income for the remainder of 2006.

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

Foreign exchange loss

Foreign exchange loss decreased to $0.1 million in 2006 compared to $3.3 million in 2005 and $1.3 million in 2004.

We have a significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through September 2007. The foreign exchange loss for all years presented relates primarily to the re-measurement each period of accrued income tax amounts in our Canadian subsidiary. We do not hedge our accrual for Canadian income taxes in the ordinary course of business (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk).

Loss on extinguishment of debt and amortization of debt issue costs

In the fourth quarter of 2005, we issued $225.0 million 2.25% senior convertible notes and recognized amortization of debt issue costs of $1.0 million during 2006 and $0.2 million in 2005.

On January 18, 2005, we redeemed our remaining outstanding 3.75% convertible subordinated notes. We expensed the $1.0 million call premium and the remaining unamortized debt issue costs of $0.6 million, resulting in an aggregate net loss on redemption of $1.6 million. We recognized a loss of $1.8 million in 2004 as a result of repurchasing a portion of these notes. Amortization of debt issue costs related to these notes was $0.4 million in 2004.

(Loss) gain on investments

During 2006, we sold our investment in Ikanos Communications Inc. for proceeds of $5.1 million and recorded a gain of $3.1 million, which has been included in (Loss) gain on sale of investments on the Statement of Operations. Also included in (Loss) gain on sale of investments were a gain on sale of another investment, as well as an impairment loss of $3.2 million on our investment in a private company, and a $1.3 million loss on sales of other short-term investments that were redeemed prior to maturity to fund the acquisition of the Storage Semiconductor Business.

In 2005, we received $2.2 million as final satisfaction of the mortgage owed to us for a property we sold in 2003. As part of the agreement we surrendered an option to purchase the property. The difference between the proceeds and the carrying value of the mortgage receivable was recorded as a gain of $0.6 million on the Statement of Operations. In addition, we received $0.7 million that had been in escrow for one year pending final settlement of the sale of our investment in a private technology company. As a result we recorded a gain for this amount, which has been included in (Loss) gain on investments on the Statement of Operations.

Provision for Income Taxes

Our provision for income taxes for the year ended December 31, 2006 was $49.2 million on a net loss before taxes of $50.7 million, or 97% of the net loss before taxes, compared to a United States federal statutory tax rate of 35% (2005 – provision of $2.1 million or 7% of net income before taxes, 2004 – recovery of $ 3.3 million or 7% of net income before taxes). Our effective tax rate represents a rate that is applicable to all of our operations crossing multiple tax jurisdictions with tax rates that are different than the United States federal statutory tax rate. A significant portion of our net loss for 2006 consisted of expenses that have no associated tax benefits due to their non-deductibility and the fact that deferred taxes in the U.S. are fully offset by a valuation allowance. These expenses include amortization of non-deductible intangible assets and in-process research and development, and stock-based compensation. Our effective tax rate in all years presented reflects recoveries and refunds of prior year taxes paid and tax credits received by our Canadian subsidiary for research and development expenses incurred, offset by valuation allowances on losses carried forward.

Our estimated tax provision rate increased significantly at the end of 2006 due to an increase in our estimated tax liability following receipt in 2007 of a written communication from a tax authority examining the historic transfer pricing policies and practices of certain companies within the PMC-Sierra group. As a result, we increased our provision for periods prior to 2006 by $29.9 million. We recorded $7.1 million tax expense in the first quarter of 2006 for withholding and other taxes on the repatriation of funds used to purchase the Storage Semiconductor Business and recorded $3.8 million in net deferred tax expense associated with both of the acquisitions.

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

See Note 15 to the Consolidated Financial Statements for additional information regarding income taxes.

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

During the year ended December 31, 2006, our goodwill and intangible asset balances increased significantly due to the acquisitions. We performed an annual test for impairment of goodwill and intangible assets in the fourth quarter of 2006 and determined that there was no impairment. The assumptions used to test for impairment, including expected revenues, discount rates, and terminal values, are highly subjective. Valuation models are sensitive to changes in assumptions, and therefore changes in these assumptions in the future could result in significant impairment charges or changes to our expected amortization.

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

The assumptions used in calculating the fair value of stock-based awards involve estimates that require management judgment. If factors change and we use different assumptions, our stock-based compensation expense could change significantly in the future. In addition, if our actual forfeiture rate is different from our estimate, our stock-based compensation could change significantly in the future. See Notes 1 and 4 to the Consolidated Financial Statements for further information on stock-based compensation.

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

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans implemented that year. The total remaining estimate of $5.1 million related to the 2001 restructuring plans represents 100% of the estimated total future operating costs and lease obligations for the affected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites and the recording of $9.6 million charge related to these facilities. During 2006 we reversed $2.3 million of this provision because a portion of the space was re-occupied. The total remaining estimate of $0.5 million represents 100% of the estimated total future operating costs and lease obligations for the affected sites.

In the third quarter of 2005, we recorded charges of $5.3 million for the restructuring of excess facilities in connection with the restructuring plans implemented in 2005. The total remaining estimate of $4.3 million represents 100% of the estimated total future operating costs and lease obligations for the site.

In the third quarter of 2006, we announced the closure of our development site in Ottawa and recorded total charges of $2.3 million for the restructuring of excess facilities. The total remaining estimate of $2.1 million represents 100% of the estimated total future operating costs and lease obligations for the site.

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

Our operations are conducted in a number of countries with complex tax legislation and regulations pertaining to our activities. We have recorded income tax liabilities based on our estimates and interpretations of those regulations for the countries we operate in. However our estimates are subject to review and assessment by the tax authorities and the courts of those countries. For example, our estimated tax provision rate increased significantly at the end of 2006 due to an increase in our estimated tax liability following receipt in 2007 of a written communication from a tax authority concerning past transfer pricing policies and practices of certain companies within the PMC-Sierra group. As a result, we increased our provision for periods prior to 2006 by $29.9 million. The timing of any such review and final assessment of our liabilities by local authorities is substantially out of our control and is dependent on the actions by those authorities in the countries we operate in. Any re-assessment of our tax liabilities by tax authorities may result in adjustments of the income taxes we pay or refunds that are due to us.

In certain jurisdictions we have incurred losses and other costs that can be applied against future taxable earnings to reduce our tax liability on those earnings. As we are uncertain of realizing the future benefit of those losses and expenditures, we have taken a valuation allowance against all domestic and foreign deferred tax assets.

Business Outlook

We expect our revenues for the first quarter of 2007 to be approximately $98 to $105 million based on typical order patterns. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”. Our turns business varies from quarter to quarter. In the fourth quarter of 2006, net orders booked and shipped within the quarter were approximately 28% of quarterly sales, and we expect the turns percentage to be lower in the first quarter of 2007 compared with the fourth quarter of 2006. Our long-term average turns percentage is approximately 30%.

We anticipate our first quarter 2007 gross margin percentage to remain in the 64% range including approximately $0.5 million stock-based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our first quarter 2007 research and development and selling, general and administrative expenses to be approximately $73 million to $74 million including stock-based compensation expense of approximately $10 million to $11 million. Therefore, we expect our first quarter core operating research and development and selling, general and administrative expenses to be approximately $63 million.

We expect that we will incur significant amortization of purchased intangible assets related to the 2006 acquisitions in the first quarter of 2007.

We anticipate that net interest income will be approximately $1.5 million in the first quarter of 2007.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2006 was $258.9 million in cash and cash equivalents.

In 2006, we generated $32.1 million of cash from operating activities. Changes in working capital accounts included:

•

a $44.7 million increase in our income taxes payable primarily due to a $29.9 million increase in our estimated tax liability following receipt in 2007 of a written communication from a tax authority, as well as the withholding and other taxes accrued as a result of repatriating funds to purchase the Storage Semiconductor Business, and the translation from Canadian Dollars to U.S. dollars at the end of 2006;

•	a $15.4 million increase in prepaid expenses due primarily to renewals of design tool software contracts;

•	a $14.3 million decrease in accounts payable and accrued liabilities due primarily to payment of accrued interest on the senior convertible notes, other payroll related accruals;

•	a $6.2 million increase in inventory, which reduced the calculated number of times our inventory turned over on an annualized basis from 5.6 at the end of 2005 to 4.3 at the end of 2006;

•

a $2.2 million decrease in accounts receivable, on which our calculated number of days outstanding at the end of 2006 was 33 days compared to 37 at the end of 2005, primarily due to higher revenues from the acquisitions of the Storage Semiconductor Business and Passave;

•	a $2.6 million net decrease in accrued restructuring costs due to $6.1 million of additional charges recorded in 2006, offset by $8.6 million in payments; and

•	a $0.3 million decrease in deferred income due to the level of shipments to our major distributor.

Cash flows from our investment activities included:

•	cash used to purchase the Storage Semiconductor Business for approximately $419.4 million, net of $17.5 million acquired from the Passave acquisition;

•	cash proceeds of $222.4 million from the sale or maturity of short-term debt investments;

•	proceeds of $5.4 million from the sale of strategic investments and other assets; and

•	investments of $13.2 million for the purchases of property, equipment and intangible assets.

Cash flows from our financing activities included:

•	cash proceeds of $26.0 million from the issuance of common stock under our equity-based compensation plans.

As of December 31, 2006 we have the following commitments:

(in thousands)	Total	2007	2008	2009	2010	2011	After 2011
Contractual Obligations

Operating Lease Obligations:
Minimum Rental Payments	$44,136	$11,454	$12,760	$7,869	$7,431	$4,622	$—
Estimated Operating Cost Payments	14,676	4,141	3,727	2,810	2,799	1,199	—

Long Term Debt:
Principal Repayment	225,000	—	—	—	—	—	225,000
Interest Payments	96,190	5,063	5,063	5,063	5,063	5,063	70,875
Purchase and other Obligations	15,830	4,580	4,276	5,579	1,395	—	—

	$395,832	$25,238	$25,826	$21,321	$16,688	$10,884	$295,875

On October 26, 2005, we issued $225 million aggregate principal amount of 2.25% senior convertible notes due 2025 and have recorded these Notes as long-term debt. Issuance costs of $6.8 million have been deferred and are being amortized over seven years.

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

We entered into a Registration Rights Agreement with the holders of the Notes, under which we are required to keep the shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the notes and/or shares of common stock issuable upon conversion of the notes, and (ii) the expiration of the holding period applicable to such securities held by non-affiliates under Rule 144(k) under the Securities Act, or any successor provision, subject to certain permitted exceptions.

We will be required to pay liquidated damages, subject to some limitations, to the holders of the notes if we fail to comply with our obligations to register the notes and the common stock issuable upon conversion of the notes or the registration statement does not become effective within the specified time periods. In no event will liquidated damages accrue after the second anniversary of the date of issuance of the notes or at a rate exceeding 0.50% of the issue price of the notes. We will have no other liabilities or monetary damages with respect to any registration default. If the holder has converted some or all of its notes into common stock, the holder will not be entitled to receive any liquidated damages with respect to such common stock or the principal amount of the notes converted.

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development. Included in the purchase commitments above is $15.8 million in design software tools, which will be spent between 2007 and 2010. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above. We estimate these other commitments to be approximately $11.3 million at December 31, 2006 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We have a line of credit with a bank that allows us to borrow up to $0.8 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit. At December 31, 2006 we had committed $0.8 million under letters of credit as security for office leases.

We expect to use approximately $23.0 million of cash in 2007 for capital expenditures including purchases of intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will be sufficient to satisfy our projected operating, working capital, capital expenditure, purchase obligations, and remaining restructuring requirements through the end of 2007.

Our estimated tax provision rate increased significantly at the end of 2006 due to an increase in our estimated tax liability following receipt in 2007 of a written communication from a tax authority concerning past transfer pricing policies and practices of certain companies within the PMC-Sierra group. We have various tax uncertainties for which, in compliance with current accounting literature, we have recorded significant tax payables and accruals. In the unlikely event we are required to pay all or a significant portion of such amounts in one payment, our cash reserves will be significantly reduced. This could hinder our ability to enter into strategic transactions and could impair our operations. Should we seek additional financing for operational needs, we cannot assure you that the financing will be available on favorable terms or at all.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the recognition threshold and measurement of a tax position taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating whether adoption of FIN 48 will have a significant impact on its future financial condition or results of operations.

Off-balance Sheet Arrangements

As of December 31, 2006, the Company had no off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

Cash Equivalents and Short-term Investments

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

Based on a sensitivity analysis performed on the financial instruments held at December 31, 2006, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline, or increase, in portfolio value of less than $0.1 million.

Senior Convertible Notes:

At December 31, 2006, $225 million of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

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

As at December 31, 2006, we had 6 currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $57.9 million and the contracts had a fair value of ($1.7) million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accruals for Canadian income taxes in the ordinary course of business, and consequently in 2006 we recorded a $0.4 million foreign exchange gain relating to this item. Our profitability would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies. For example, if the value of the United States dollar decreased by 5% relative to the Canadian dollar, our profitability would decrease by $5.6 million.

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

Item 8.	Financial Statements and Supplementary Data.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PMC-Sierra, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Independent Registered Public Accountants

Vancouver, Canada
February 28, 2007

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2006	2005
		Restated (Note 2)
ASSETS:
Current assets:
Cash and cash equivalents	$258,914	$405,566
Short-term investments	—	221,910
Accounts receivable, net of allowance for doubtful accounts of $1,768 (2005 - $1,768)	37,303	31,799
Inventories	34,505	14,046
Prepaid expenses and other current assets	17,164	13,630

Total current assets	347,886	686,951

Investments and other assets	15,050	16,390
Property and equipment, net	18,904	10,981
Goodwill	395,943	7,907
Intangible assets, net	223,629	5,575
Deposits for wafer fabrication capacity	5,145	5,145

	$1,006,557	$732,949

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$19,074	$21,507
Accrued liabilities	51,199	40,619
Income taxes payable	59,428	32,050
Deferred income taxes	2,042	1,037
Accrued restructuring costs	12,657	15,233
Deferred income	11,340	11,004

Total current liabilities	155,740	121,450

2.25% Senior convertible notes due October 15, 2025	225,000	225,000
Deferred taxes and other tax liabilities	52,657	29,090
Commitments and contingencies (Note 11)

PMC special shares convertible into 2,099 (2005 - 2,459) shares of common stock	2,732	3,362

Stockholders’ equity
Common stock, par value $.001; 900,000 shares authorized;
210,650 shares issued and outstanding (2005 - 183,306)	230	184
Additional paid in capital	1,327,578	1,008,501
Accumulated other comprehensive (loss) income	(1,127)	1,723
Accumulated deficit	(756,253)	(656,361)

Total stockholders’ equity	570,428	354,047

	$1,006,557	$732,949

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	December 31, 2006	December 31, 2005	December 26, 2004
Net revenues	$424,992	$291,411	$297,383
Cost of revenues	146,456	80,963	87,542

Gross profit	278,536	210,448	209,841

Other costs and expenses:
Research and development	158,661	118,720	120,492
Selling, general and administrative	102,363	56,278	46,832
Amortization of purchased intangible assets	33,381	—	—
In-process research and development	35,300	—	—
Restructuring costs and other charges	6,119	13,833	3,520
Acquisition costs	—	—	1,212

(Loss) income from operations	(57,288)	21,617	37,785

Other income (expense)
Interest income, net	8,979	12,106	4,859
Foreign exchange loss	(109)	(3,259)	(1,295)
Loss on extinguishment of debt and amortization of debt issue costs	(968)	(1,809)	(2,233)
(Loss) gain on investments	(1,269)	1,439	9,242

(Loss) income before (provision for) recovery of income taxes	(50,655)	30,094	48,358
(Provision for) recovery of income taxes	(49,237)	(2,108)	3,323

Net (loss) income	$(99,892)	$27,986	$51,681

Net (loss) income per common share - basic	$(0.49)	$0.15	$0.29

Net (loss) income per common share - diluted	$(0.49)	$0.15	$0.27

Shares used in per share calculation - basic	203,470	184,098	180,353
Shares used in per share calculation - diluted	203,470	189,132	188,903

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31, 2006	December 31, 2005	December 26, 2004
Cash flows from operating activities:
Net (loss) income	$(99,892)	$27,986	$51,681
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	37,908	215	697
In-process research and development	35,300	—	—
Amortization of intangible assets	36,990	2,344	1,012
Depreciation of property and equipment	10,820	9,563	14,300
Amortization of debt issuance costs	968	191	509
Loss (gain) on investments and other assets	1,269	(1,255)	(9,242)
Reversal of write-down of excess inventory, net	—	(1,904)	(219)
Gain on disposal of property and equipment	—	(184)	—
Loss on extinguishment of debt	—	1,618	1,845
Impairment of purchased intangible assets	—	538	175
Changes in operating assets and liabilities:
Accounts receivable	2,203	(11,868)	1,714
Inventories	(6,181)	3,681	2,671
Prepaid expenses and other current assets	(15,416)	3,489	(3,831)
Accounts payable and accrued liabilities	(14,296)	6,416	(21,076)
Income taxes payable	44,664	4,749	20,147
Accrued restructuring costs	(2,576)	2,095	(2,531)
Deferred income	336	3,357	(8,074)

Net cash provided by operating activities	32,097	51,031	49,778

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(419,436)	—	—
Purchases of short-term available-for-sale investments	—	(138,759)	(15,921)
Proceeds from sales and maturities of short-term available-for-sale investments	222,357	173,422	14,067
Purchases of long-term available-for-sale investments in bonds and notes	—	(35,231)	(191,980)
Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	—	71,021	126,087
Purchases of investments and other assets	—	(5,693)	(6,074)
Proceeds from sales of other investments	5,445	772	20,067
Proceeds from refund of wafer fabrication deposits	—	1,634	—
Purchases of property and equipment	(8,011)	(5,156)	(9,922)
Proceeds from sale of property	—	2,604	—
Purchase of intangible assets	(5,144)	(3,454)	(5,921)

Net cash (used in) provided by investing activities	(204,789)	61,160	(69,597)

Cash flows from financing activities:
Repurchase of convertible subordinated notes	—	(70,177)	(106,929)
Proceeds from issuance of senior convertible notes	—	225,000	—
Payment of debt issuance costs	—	(6,788)	—
Proceeds from issuance of common stock	26,040	24,064	22,065

Net cash provided by (used in) financing activities	26,040	172,099	(84,864)

Net (decrease) increase in cash and cash equivalents	(146,652)	284,290	(104,683)
Cash and cash equivalents, beginning of the year	405,566	121,276	225,959

Cash and cash equivalents, end of the year	$258,914	$405,566	$121,276

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,063	$1,085	$4,134
Cash refund of income taxes	2,241	3,224	22,316
Cash paid for income taxes	6,891	3,200	163

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock and assumption of stock options on acquisition	$254,546	$—	$—
Conversion of PMC-Sierra special shares into common stock	629	1,072	85

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive loss (income)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 28, 2003 - Restated (Note 2)	174,289	$174	$960,313	—	$1,838	$(736,028)	$226,297
Net income	—	—	—	—	—	51,681	51,681
Other comprehensive income (loss):
Change in net unrealized gains on investments	—	—	—	—	(1,559)	—	(1,559)
Change in fair value of derivatives	—	—	—	—	71	—	71

Comprehensive income							50,193

Conversion of special shares into common stock	23	—	85	—	—	—	85
Issuance of common stock under stock benefit plans	4,198	5	22,060	—	—	—	22,065
Deferred stock compensation	—	—	697	(697)	—	—	—
Amortization of deferred stock compensation	—	—	—	697	—	—	697

Balances at December 26, 2004 - Restated (Note 2)	178,510	179	983,155	—	350	(684,347)	299,337
Net income	—	—	—	—	—	27,986	27,986
Other comprehensive income (loss):
Change in net unrealized gains on investments	—	—	—	—	929	—	929
Change in fair value of derivatives	—	—	—	—	444	—	444

Comprehensive income							29,359

Conversion of special shares into common stock	438	—	1,072	—	—	—	1,072
Issuance of common stock under stock benefit plans	4,358	5	24,059		—	—	24,064
Deferred stock compensation	—	—	215	(215)	—	—	—
Amortization of deferred stock compensation	—	—	—	215	—	—	215

Balances at December 31, 2005 - Restated (Note 2)	183,306	184	1,008,501	—	1,723	(656,361)	354,047
Net loss	—	—	—	—	—	(99,892)	(99,892)
Other comprehensive income (loss):
Change in net unrealized gains on investments	—	—	—	—	(12)	—	(12)
Change in fair value of derivatives	—	—	—	—	(2,838)	—	(2,838)

Comprehensive loss							(102,742)

Issuance of common stock and assumption of stock options on acquisition of Passave Inc.	19,851	19	254,527	—	—	—	254,546
Conversion of special shares into common stock	361	—	629	—	—	—	629
Issuance of common stock under stock benefit plans	7,132	27	26,013	—	—	—	26,040
Stock-based compensation expense	—	—	37,908	—	—	—	37,908

Balances at December 31, 2006	210,650	$230	$1,327,578	$—	$(1,127)	$(756,253)	$570,428

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

Basis of presentation. The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles. Fiscal 2006 consisted of 52 weeks and ended on Sunday, December 31. Fiscal 2005 consisted of 53 weeks and ended on Saturday, December 31. Fiscal 2004 consisted of 52 weeks and ended on Sunday, December 26. The Company’s reporting currency is the United States dollar. The accompanying Consolidated Financial Statements include the accounts of PMC-Sierra, Inc. and any of its subsidiaries or investees in which PMC exercises control. As at December 31, 2006 and 2005, all subsidiaries included in these Consolidated Financial Statements were wholly owned by PMC. All inter-company accounts and transactions have been eliminated.

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

Cash and cash equivalents. At December 31, 2006, Cash and cash equivalents included $0.8 million (December 31, 2005 - $0.8 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities. Cash equivalents are defined as highly liquid debt instruments with maturities at the date of purchase of 90 days or less. Short-term investments are defined as money market instruments or bonds and notes with original maturities greater than 90 days, but less than one year. Investments in bonds and notes are defined as bonds and notes with original or remaining maturities greater than 365 days. Any investments in bonds and notes maturing within one year of the balance sheet date are reclassified to and reported as short-term investments.

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

Inventories (net of reserves of $8.4 million and $8.5 million at December 31, 2006 and 2005, respectively) were as follows:

	December 31,
(in thousands)	2006	2005
Work-in-progress	$17,463	$8,311
Finished goods	17,042	5,735

	$34,505	$14,046

In fiscal 2006, the Company reduced inventory reserves by $2.3 million (2005 - $1.8 million, 2004 – $4.0 million) for inventory that was scrapped during the year.

Investments in private entities. The Company has investments in privately traded companies in which it has less than 20% of the voting rights and in which it does not exercise significant influence. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. These investments are included in Investments and other assets on the Company’s balance sheet and are carried at cost, net of write-downs for impairment.

Investments in public companies. In 2005 the Company had an investment in a publicly traded company in which it had less than 20% of the voting rights and in which it did not exercise significant influence. These securities were classified as available-for-sale and reported at fair value, based upon quoted market prices, with the unrealized gains or losses, net of any related tax effect, included as a separate component of stockholders’ equity.

Deposits for wafer fabrication capacity. The Company has wafer supply agreements with two independent foundries. Under these agreements, the Company has deposits of $5.1 million (2005 - $5.1 million) to secure access to wafer fabrication capacity. During 2006, the Company purchased $42.0 million ($34.7 million and $37.2 million in 2005 and 2004, respectively) from these foundries. Purchases in any year may or may not be indicative of any future period since wafers are purchased based on current market pricing and the Company’s volume requirements change in relation to sales of its products.

In each year, the Company is entitled to receive a refund of a portion of the deposits based on the annual purchases from these suppliers compared to the target levels in the wafer supply agreements. In 2006, PMC renewed its supply agreements through December 30, 2008 with its two main foundries with no changes in terms. In the first quarter of 2005 the Company received a refund of $1.6 million with respect to these deposits and no refunds were received in 2006 and 2004.

Property and equipment, net. Property and equipment is stated at cost, net of write-downs for impairment, and accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the lease term.

The components of property and equipment, net are as follows:

December 31, 2006 (in thousands)	Gross	Accumulated Amortization	Net
Machinery and equipment	$193,611	$(177,780)	$15,831
Leasehold improvements	14,384	(11,811)	2,573
Furniture and fixtures	14,527	(14,027)	500

Total	$222,522	$(203,618)	$18,904

December 31, 2005 (in thousands)	Gross	Accumulated Amortization	Net
Machinery and equipment	$177,596	$(168,294)	$9,302
Leasehold improvements	12,620	(11,134)	1,486
Furniture and fixtures	14,049	(13,856)	193

Total	$204,265	$(193,284)	$10,981

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) the amount of an impairment loss, if any. The Company completed this process in December 2006, 2005 and 2004 and determined that there was no impairment to goodwill.

Intangible assets, net. Intangible assets, net, consist of intangible assets acquired through business combinations (See Note 3. Business Combinations), which are amortized over their estimated useful lives ranging from 4 to 10 years or have indefinite lives, and purchased developed technology assets that are amortized over their economic lives, which are normally three years. The components of intangible assets, net are as follows:

December 31, 2006 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Backlog	$4,000	$(4,000)	$—	< 1 year
Core technology	129,700	(14,473)	115,227	8 years
Customer Relationships	66,600	(7,242)	59,358	8 years
Existing technology	46,000	(7,667)	38,333	4 years
Trademarks	3,600	—	3,600	indefinite
Developed technology assets	14,619	(7,508)	7,111	3 years

Total	$264,519	$(40,890)	$223,629

December 31, 2005 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Developed technology assets	$18,881	$(13,306)	$5,575	3 years

Estimated future amortization expense for intangible assets is as follows:

(in thousands)	$
2007	43,059
2008	41,643
2009	40,436
2010	25,726
2011	18,918
thereafter	50,247

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

Accrued liabilities. The components of accrued liabilities are as follows:

	December 31,
(in thousands)	2006	2005
Accrued compensation and benefits	$21,977	$15,260
Other accrued liabilities	29,222	25,359

	$51,199	$40,619

Foreign currency translation. For all foreign operations, the U.S. dollar is used as the functional currency. Monetary assets and liabilities in foreign currencies are translated into U.S. dollars using the exchange rate as of the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions are reported separately as foreign exchange gain (loss) under Other income (expense) on the Statement of Operations.

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may significantly impact PMC’s net income and cash flows. The Company periodically hedges forecasted foreign currency transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net (loss) income. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net (loss) income when the hedged item affects net (loss) income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net (loss) income. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income. During the year ended December 31, 2006, all hedges were designated as cash flow hedges.

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

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

The fair value of the Company’s short-term investments, and investment in bonds and notes are determined using estimated market prices provided for those securities (see Note 7). The fair value of investments in public companies is determined using quoted market prices for those securities. The fair value of investments in private entities is not readily determinable due to the illiquid market for these investments. The fair value of the deposits for wafer fabrication capacity is not readily determinable because the timing of the related future cash flows is not determinable and there is no market for the sale of these deposits.

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but have been traded over the counter, on the Portal Market or under Rule 144 of the Securities Act of 1933. The exchange prices from these trades are not always available to us and may not be reliable. Trades under the Portal Market do not reflect all trades of the securities and the figures recorded are not independently verified. The price of our senior convertible notes as quoted by Bloomberg on December 31, 2006 was $105.82 per $100 in face value, resulting in an aggregate fair value of approximately $238.1 million.

As of and for the year ended December 31, 2006, the use of derivative financial instruments was not material to the results of operations or our financial position (see “Derivatives and Hedging Activities”)

Concentrations. The Company maintains its cash, cash equivalents, short-term investments and long-term investments in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 31, 2006, approximately 21% (2005 - 31%) of accounts receivable represented amounts due from one of the Company’s distributors. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company’s credit evaluation process, relatively short collection periods and the geographical dispersion of the Company’s sales. The Company generally does not require collateral security for outstanding amounts.

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

PMC has a two-tier distribution network, distinguishing between major and minor distributors. The Company currently has one major distributor in North America for which it recognizes revenue on a sell-through basis, utilizing information provided by the distributor. This distributor maintains significantly higher levels of inventory than minor distributors and is given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time goods are shipped to this distributor. PMC personnel are often involved in the sales from this distributor to end customers and the Company may utilize inventory at the major distributor to satisfy product demand by other customers.

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

Research and development expenses. The Company expenses research and development (R&D) costs as incurred. R&D costs include payroll and related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs. Intellectual property (IP) purchased from third parties is capitalized and amortized over the expected useful life of the IP. For the years ended December 31, 2006 and 2005 and December 26, 2004, research and development expenses were $158.7 million, $118.7 million, and $120.5 million.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The following table summarizes the activity related to the product warranty liability during fiscal 2006 , 2005 and 2004:

(in thousands)	December 31, 2006	December 31, 2005	December 26, 2004
Beginning balance	$3,997	$3,492	$2,897
Accrual for new warranties issued	1,541	1,398	1,343
Reduction for payments (in cash or in kind)	(759)	(207)	(89)
Adjustments related to changes in estimate of warranty accrual	(448)	(686)	(659)

Ending balance	$4,331	$3,997	$3,492

The semiconductor industry is subject to volatility in shipment levels and the rate of warranty returns tends to fluctuate depending on whether the industry is in times of growth or contraction. The Company adjusts its rate of accrual to reflect the level of returns typical of the industry cycle.

Other Indemnifications. From time to time, on a limited basis, the Company indemnifies customers, as well as suppliers, contractors, lessors, and others with whom it has contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of Company products, the use of their goods and services, the use of facilities, the state of assets that we sell and other matters covered by such contracts, normally up to a specified maximum amount. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company has no history of indemnification claims for such obligations and has not accrued any liabilities related to such indemnifications in the consolidated financial statements.

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

During the year ended December 31, 2006, the Company recognized $37.9 million in stock-based compensation expense or $0.19 per share. No tax benefits were attributed to stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and applied the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) as if the Company had applied the fair value method to measuring stock-based compensation expense. If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net loss and net loss per share for, 2005, and 2004 would have been:

(in thousands, except per share amounts)	December 31, 2005	December 26, 2004
Net (loss) income, as reported	$27,986	$51,681
Adjustments (Restated - see Note 2):
Stock-based employee compensation expense included in net income	215	697
Additional stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(47,531)	(60,683)

Net loss, adjusted	$(19,330)	$(8,305)

Basic net income per share, as reported	$0.15	$0.29

Basic net loss per share, adjusted	$(0.10)	$(0.05)

Diluted net income per share, as reported	$0.15	$0.27

Diluted net loss per share, adjusted	$(0.10)	$(0.05)

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

See Note 5 to the Consolidated Financial Statements for further information on stock-based compensation.

Interest income, net. The components of interest income, net are as follows:

(in thousands)	December 31, 2006	December 31, 2005	December 26, 2004
Interest income	$13,942	$13,502	$7,925
Interest expense on long-term debt	(4,963)	(1,396)	(3,066)

	$8,979	$12,106	$4,859

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

Net income (loss) per common share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. The PMC-Sierra Ltd. Special Shares have been included in the calculation of basic net income (loss) per share. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, shares issuable on our Employee Share Purchase Plan and common shares issuable on conversion of our senior convertible notes.

Segment reporting. Segmented information is reported in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 uses a management approach to report financial and descriptive information about a company’s operating segments. Operating segments are revenue-producing components of a company for which separate financial information is produced internally for the company’s management. In all periods presented, the Company operated in one reportable segment: networking products.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (SFAS 156). This Statement provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS 156 is effective after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company expects that the adoption of this Statement will have no impact on its financial condition or results of operations.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the fiscal year ending after November 15, 2006 by recording necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Adoption of SAB 108 did not have a material impact on its financial condition and results of operations.

Reclassifications. Certain prior year amounts have been reclassified in order to conform to the 2006 presentation.

NOTE 2. Restatement of Consolidated Financial Statements

In August 2006, the Audit Committee of the Company completed a review of the Company’s stock option-award practices. Based on the results of the review, the Company concluded that, pursuant to the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) that were in effect prior to 2006, the accounting measurement dates for certain stock option grants awarded during the years 1998-2001 differ from the measurement dates previously used to determine any stock-based compensation expense for the years 1998-2002. The Company determined that for certain option grants the allocations to individual recipients and/or the proper documentation of formal corporate approvals had not been completed as of the dates originally used for accounting measurement. As a result, new accounting measurement dates were applied to the affected option grants. A summary of the adjustments by type is as follows:

•

Stock-based compensation expense of $44.7 million was recorded with respect to nine stock option grants to Section 16 Officers (executives) and non-executives that were approved by unanimous written consents (“UWCs”) or other delegation documents, where the last approval of the grants, primarily to non-executives, was received after the dates for which we set the exercise price of the options. New accounting measurement dates were assigned to these grants as of the date that we received the last written approval. For three grants, application of the new measurement date did not result in stock-based compensation expense because the stock price had declined over the period. The majority of these option grants were cancelled in the 2002 option exchange program, resulting in immediate recognition of the remaining unamortized expense.

•

Stock-based compensation expense of $20.6 million was recorded with respect to a stock option grant which was substantially all to non-executives where allocations were revised after the grant date. New accounting measurement dates were assigned to these grants as of the date the allocation to individual recipients was completed. This option grant was cancelled in the 2002 option exchange program, resulting in immediate recognition of the remaining unamortized expense.

•

Stock-based compensation expense of $24.3 million was recorded with respect to a stock option grant which was substantially all to executives where the Company was unable to locate sufficient documentation that confirmed the selection of the grant date. A new accounting measurement date was assigned to this grant as of the date immediately prior to the Company’s public announcement of the grant in an earnings conference call. This option grant was cancelled in the 2002 option exchange program, resulting in immediate recognition of the remaining unamortized expense.

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

As a result of the review the Company adjusted its opening stockholders’ equity as at December 29, 2002 and on the consolidated balance sheets for all subsequent periods. The effect of the adjustments was to increase additional paid-in capital and increase accumulated deficit on all consolidated balance sheets commencing in 2003. The restatement had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows in 2003 or subsequent periods. The restatement had no impact on the Company’s cash position or previously reported revenues.

The adjustments would have increased stock-based compensation expense in each of the years impacted, by type, as follows:

(in thousands)	2002	2001	2000	1999	Total
Receipt of final approval	$19,473	$15,597	$5,021	$4,590	$44,681
Allocation to recipients	3,744	3,785	12,789	329	20,647
Sufficiency of documentation of date selection	15,442	8,860	—	—	24,302

	$38,659	$28,242	$17,810	$4,919	$89,630

As a result of the restatement, total stock-based compensation expense under APB 25 for the years preceding 2003 would have been:

(in thousands)	2002	2001	2000	1999	Total
Compensation cost previously reported	$2,813	$41,184	$36,264	$5,121	$85,382
Additional compensation cost due to the restatement	38,659	28,242	17,810	4,919	89,630

Total compensation cost- restated	$41,472	$69,426	$54,074	$10,040	$175,012

The following table presents the impact of the restatement on the Company’s previously reported consolidated balance sheets:

	December 31, 2005
	As Previously Reported	Adjustments	As Restated
Additional paid in capital	$918,871	$89,630	$1,008,501
Accumulated deficit	$(566,731)	$(89,630)	$(656,361)

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

(in thousands)
Cash paid on closing date	$424,505
Additional cash for post-closing adjustments	6,822
Merger costs	5,602

Total consideration	$436,929

Merger costs include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill, which for this acquisition is deductible for tax purposes. The allocation was determined by management based on a third-party valuation. Subsequent to the acquisition date, the initial purchase price and residual goodwill were adjusted by $1.1 million for additional inventory, by $4.0 million for design software licenses, and by $1.7 million for settlement of a legal matter. The allocation of the purchase price was as follows:

(in thousands)
In-process research and development	$14,800
Inventory	10,720
Property and equipment	7,177
Intangible assets	167,400
Goodwill	244,052
Liabilities assumed	(7,220)

Net assets acquired	$436,929

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

The fair value, expected costs to complete, and anticipated completion date for each project is as follows:

(in thousands)	Estimated fair value	Expected costs to complete	Expected completion date
Next generation Tachyon products	$9,400	$800	2007
Multi-protocol storage controller	5,400	10,000	2007

Total in-process research and development	$14,800

Passave Inc.

On May 4, 2006, the Company acquired Passave, Inc. (“Passave”), a privately held Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated April 4, 2006, among the Company, a newly formed direct wholly-owned subsidiary of the Company (“Merger Sub”), Passave, and a representative of certain securityholders of Passave. Under the terms of the Merger Agreement, the Company issued shares of its common stock and assumed stock options, and incurred merger costs having a total value of $304.0 million for all of the outstanding capital stock, warrants and outstanding stock options of Passave. Of this amount, $257.5 million was allocated to the purchase price, and $46.5 million related to unvested stock and stock options of Passave which will be recorded as stock-based compensation over the requisite service period in accordance with FAS 123(R). The fair value of options assumed was calculated using a lattice-binomial method. Of the consideration received by stockholders of Passave, approximately 10% is being held in escrow to satisfy certain indemnification and other obligations. The Company and the securityholders of Passave have each agreed to indemnify the other for, among other things, breaches of representations, warranties and covenants of the Company and Passave in the Merger Agreement. These financial statements include the results of operations of Passave from the acquisition date.

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

The total purchase price has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill, which for this acquisition is not deductible for tax purposes. The preliminary allocation was determined by management based on a third-party valuation. Areas of the purchase price that are not yet finalized and may result in future amounts payable by PMC relate to settlement of a legal matter, and the residual goodwill. Merger costs include investment banking fees, legal and accounting fees and other external costs directly related to the merger.

Net assets acquired consist of the following:

(in thousands)
Tangible assets, net of liabilities	$10,512
Intangible assets	82,500
In-process research and development	20,500
Goodwill	143,984

Net assets acquired	$257,496

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

The value assigned to IPR&D was calculated using the income approach by determining cash flow projections related to identified projects. The assumptions included information on revenues from existing products and future expected trends for each technology, with an estimated useful life of 6 years. The stage of completion of each project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied discount rates that ranged from 20% – 23% to value the projects acquired.

The fair value, expected costs to complete, and anticipated completion date for each project is as follows:

(in thousands)	Estimated fair value	Expected costs to complete	Expected completion date
EPON products	$18,500	$1,900	2007
GPON products	—	4,500	2008
AFE projects	2,000	400	2007

Total in-process research and development	$20,500

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will instead be tested for impairment annually or more frequently if certain indicators are present.

The pro forma financial information presented below gives effect to the acquisitions of Passave and the Storage Semiconductor Business as if both acquisitions had occurred as of the beginning of each fiscal year presented below. If the acquisitions had occurred at the beginning of 2005, the $35.3 million charge for in-process research and development and acquisition-related costs would have been expensed in 2005. Amortization of intangible assets would have been higher by $43.3 million, and $6.0 million, in 2005 and 2006, respectively. In addition, stock-based compensation would have been higher by $17.4 million and $3.9 million in 2005 and 2006, respectively, due to amortization of expense associated with unvested options assumed with exercise prices below fair market value on the acquisition date.

The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on the date indicated or what the results of operations will be in future periods.

	December 31,
(in thousands)	2006	2005
Pro forma revenues	$461,429	$446,387
Pro forma net loss	(66,454)	(64,775)
Pro forma basic and diluted net loss per share	$(0.33)	$(0.32)

NOTE 4. Derivative Instruments

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

At December 31, 2006, the Company had six currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $57.9 million and the contracts had a fair value of ($1.7) million. No portion of the hedging instrument’s gain or loss was excluded from the assessment of effectiveness and the ineffective portions of hedges had no impact on earnings.

NOTE 5. Stock-Based Compensation

At December 31, 2006, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the year ended December 31, 2006 as follows:

(in thousands)	Year ended December 31, 2006
Cost of revenues	$1,809
Research and development	16,210
Selling, general and administrative	19,889

Total	$37,908

The Company received cash of $26.0 million from all stock-based awards during the year ended December 31, 2006. The total intrinsic value of stock awards exercised during the year ended December 31, 2006, was $43.4 million.

As of December 31, 2006 there was $70.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans, which is expected to be recognized over a period of 3.2 years.

The fair value of the Company’s stock option awards granted to employees during the year ended December 31, 2006 was estimated using a lattice-binomial valuation model. Prior to the second quarter of 2005, the fair value of the Company’s stock option awards to employees was estimated, for disclosure purposes under SFAS 123, using a Black-Scholes option pricing model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that the binomial model provides a better estimate of the fair value of stock option awards because it considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. Both models require the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option and ESPP awards were estimated using the following weighted average assumptions:

Stock Options:

	December31, 2006	December31, 2005	December26, 2004
Expected life (years)	3.9	3.8	2.9
Expected volatility	58%	60%	96%
Risk-free interest rate	4.8%	3.9%	2.2%

Employee Share Purchase Plan:
	December31, 2006	December31, 2005	December26, 2004
Expected life (years)	1.3	1.3	1.5
Expected volatility	50%	53%	99%
Risk-free interest rate	4.9%	3.5%	1.6%

During 2005, management re-examined certain assumptions related to the level of expected volatility used in the Company’s option pricing model. As a result, volatility for the years ended December 31, 2006 and December 31, 2005 was calculated using a weighted historical and market-based implied volatility. For the year ended December 26, 2004, volatility was calculated using 5-year historical volatility.

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

Activity under the option plans during the year ended December 31, 2006 was as follows:

	Number of Options	Weighted average price per share	Weighted average remaining contractual term per share - Years	Aggregate intrinsic value per share
Outstanding, December 31, 2005	27,896,299	$10.01
Granted	8,977,590	$10.10
Assumed on acquisition of Passave	6,431,670	$1.38
Exercised	(6,674,228)	$3.43
Cancelled, Forfeited	(2,276,278)	$9.21
Expired	(1,359,059)	$16.36

Outstanding, December 31, 2006	32,995,994	$9.55	7.27	$0.72
Vested & Expected to Vest, December 31, 2006	31,439,860	$9.56	7.14	$0.76
Exercisable, December 31, 2006	18,576,917	$10.57	6.01	$0.74

No adjustment has been recorded for fully vested options that expired during the year ended December 31, 2006. A reversal of less than $0.4 million was recorded for pre-vesting forfeitures.

The following table summarizes information on options outstanding and exercisable for the combined option plans at December 31, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Options Exercisable	Weighted Average Exercise Price per Share
$0.01 — $5.95	10,586,002	7.01	$4.47	7,848,588	$4.96
$6.00 — $7.87	7,138,474	7.65	7.60	2,966,349	7.58
$7.89 — $10.82	3,925,797	7.38	9.04	1,824,021	9.07
$10.97 — $15.35	5,911,486	8.85	11.16	517,333	12.62
$15.98 — $189.94	5,434,235	5.48	20.64	5,420,626	20.65

$0.01 — $189.94	32,995,994	7.27	$9.55	18,576,917	$10.57

The weighted-average estimated fair values of employee stock options granted during fiscal 2006, 2005, and 2004 were $4.60, $3.34, $10.48, per share, respectively.

Employee Stock Purchase Plan

In 1991, the Company adopted an Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code. The ESPP allows eligible participants to purchase shares of the Company’s common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the six-month purchase period. Under the ESPP, the number of shares authorized to be available for issuance under the plan are increased automatically on January 1 of each year until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares (after adjusting for stock dividends), or (iii) an amount to be determined by the Board of Directors.

During 2006, 457,566 shares were issued under the Plan at a weighted-average price of $7.34 per share. As of December 31, 2006, 7,903,387 shares were available for future issuance under the ESPP (December 31, 2005 - 6,527,512).

The weighted-average estimated fair values of Employee Stock Purchase Plan awards during fiscal years 2006, 2005, and 2004, were $3.27, $3.18, and $3.00 per share, respectively.

NOTE 6. Restructuring and Other Costs

The activity related to excess facility and severance accruals under the Company’s restructuring plans during the year ended December 31, 2006, by year of plan, were as follows:

Excess facility costs

(in thousands)	2006	2005	2003	2001	Total
Balance at December 28, 2003	$—	$—	$6,339	$9,674	$16,013

Reversals and adjustments	—	—	(119)	—	(119)
New charges	—	—	—	3,570	3,570
Cash payments	—	—	(2,325)	(3,404)	(5,729)

Balance at December 26, 2004	—	—	3,895	9,840	13,735

New charges	—	5,288	—	—	5,288
Cash payments	—	(417)	(884)	(2,974)	(4,275)

Balance at December 31, 2005	—	4,871	3,011	6,866	14,748

Reversals and adjustments	—	776	(2,300)	776	(748)
New charges	2,338	—	—	—	2,338
Cash payments	(227)	(1,379)	(162)	(2,546)	(4,314)

Balance at December 31, 2006	$2,111	$4,268	$549	$5,096	$12,024

Severance costs

(in thousands)	2006	2005	2003	2001	Total
Balance at December 26, 2004	$—	$—	$—	$—	$—

New charges		7,675	—	—	7,675
Cash payments		(7,190)	—	—	(7,190)

Balance at December 31, 2005	—	485	—	—	485

Reversals and adjustments	—	(350)	—	—	(350)
New charges	2,968	1,562	—	—	4,530
Cash payments	(2,432)	(1,600)	—	—	(4,032)

Balance at December 31, 2006	$536	$97	$—	$—	$633

2006

In the third quarter of 2006, the Company closed its Ottawa development site in order to reduce operating expenses, vacating the excess space by the end of the fourth quarter of 2006. Approximately 35 positions were eliminated, primarily from research and development, resulting in one-time termination benefit and relocation costs of $2.2 million, and $1.6 million for excess facilities. The Company also eliminated 10 positions from research and development in its Portland development site, resulting in restructuring charges of $1.4 million comprised of $0.8 million in severance, $0.3 million in excess facilities, $0.1 million for contract termination and $0.2 million in asset impairment. During the fourth quarter of 2006 the remaining portion of the Ottawa facility was vacated, resulting in a restructuring charge of $0.4 million.

To date, the Company has made payments relating to the 2006 plan of $3.0 million. As of December 31, 2006, $0.5 million severance costs remained to be paid in 2007 and payments related to the excess facilities will extend to 2010.

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

To date, the Company has made payments relating to these activities of $10.6 million. As of December 31, 2006, the software assets have been disposed of and $0.1 million severance costs remained to be paid in 2007. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India. To date, PMC has recorded a restructuring charge of $18.3 million including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. The Company has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. In 2006, the Company reversed $2.3 million of its restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the acquisition of the Storage Semiconductor Business.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. Due to the continued downturn in real estate markets, the Company recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, the Company recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, the Company recorded additional provisions for abandoned office facilities of $2.2 million in the fourth quarter of 2004, and $0.8 million in the third quarter of 2006.

To date, the Company has made cash payments of $12.7 million and $174.5 million related to the 2003 and 2001 plans, respectively. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

NOTE 7. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities:

	December 31,
(in thousands)	2006	2005
Available-for-sale:
US Government Treasury and Agency notes	$—	$129,920
Corporate bonds and notes	153,249	441,167

	$153,249	$571,087

Reported as:
Cash equivalents	$153,249	$349,177
Short-term investments	—	221,910

	$153,249	$571,087

The total fair value of available-for-sale investments at December 31, 2006 was $153.2 million (2005 - $571.1 million) with all investments maturing within 1 month. There was no unrealized gain or loss on these investments at December 31, 2006 (2005 - $1.7 million).

NOTE 8. Investments and Other Assets

The components of other investments and assets are as follows:

	December 31,
(in thousands)	2006	2005
Investment in Ikanos Communications Inc.	$—	$3,817
Investments in private entities	2,000	5,414
Deferred debt issue costs (Note 10)	5,645	6,612
Other assets	7,405	547

	$15,050	$16,390

During 2006, the Company recorded a $3.2 million impairment loss on its investment in a private company, which was its carrying value. This was offset by a $0.1 million gain on sale of another investment. In addition, the Company sold its investment in Ikanos Communications Inc. (Ikanos) in 2006 for proceeds of $5.1 million and recorded a gain of $3.1 million, included in Gain on investments on the Statement of Operations.

During 2005, in connection with the IPO of Ikanos, the Company’s non-voting preferred shares of Ikanos were converted into 258,960 shares of common stock of Ikanos. These shares are not tradeable until the end of the first quarter of 2006, and are subject to regulatory trading restrictions thereafter. The Company’s investment in Ikanos was classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded as Other Comprehensive (Loss) Income.

In 2005, the Company received $2.2 million as final satisfaction of the mortgage owed to the Company for a property it sold in 2003. As part of the agreement the Company surrendered an option to purchase the property. The difference between the proceeds and the carrying value of the mortgage receivable was recorded as a gain of $0.6 million, included in Gain on sale of investments on the Consolidated Statement of Operations. In addition, the Company received $0.7 million in 2005 that had been in escrow for one year pending final settlement of the sale of its investment in a private technology company. As a result the Company recorded a gain for this amount, which has been included in Gain on sale of investments on the Consolidated Statement of Operations.

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

During 2006 the Company made deposits of $7.4 million related to long-term design tool contracts. These costs are being amortized according to usage over the contract term, which ends in 2010.

NOTE 9. Lines of credit

At December 31, 2006, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $0.8 million with interest at the bank’s alternate base rate (annual rate of 8.75% at December 31, 2006) as long as the Company maintains eligible investments with the bank in an amount equal to its drawings. This agreement will expire in July 2007 . At December 31, 2006, $0.8 million cash was deposited with the bank to offset the amount committed under letters of credit used as security for a facility lease.

NOTE 10. Long-term debt

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

The Company entered into a Registration Rights Agreement with the holders of the notes, under which the Company is required to keep the shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the notes and/or shares of common stock issuable upon conversion of the notes, and (ii) the expiration of the holding period applicable to such securities held by non-affiliates under Rule 144(k) under the Securities Act, or any successor provision, subject to certain permitted exceptions.

The Company will be required to pay liquidated damages, subject to some limitations, to the holders of the notes if the Company fails to comply with its obligations to register the notes and the common stock issuable upon conversion of the notes or the registration statement does not become effective within the specified time periods. In no event will liquidated damages accrue after the second anniversary of the date of issuance of the notes or at a rate exceeding 0.50% of the issue price of the notes. The Company will have no other liabilities or monetary damages with respect to any registration default. If the holder has converted some or all of its notes into common stock, the holder will not be entitled to receive any liquidated damages with respect to such common stock or’ the principal amount of the notes converted.

3.75% Convertible subordinated notes

In August 2001, the Company issued $275 million of convertible subordinated notes maturing on August 15, 2006.

During the third fiscal quarter of 2003, the Company repurchased $100 million principal amount of these notes for $96.7 million and expensed $1.6 million of related unamortized debt issue costs, resulting in a net gain of $1.7 million. On January 6, 2004, the Company repurchased $106.9 million of these notes pursuant to a tender offer, at par value. The Company expensed approximately $1.6 million of debt issue costs related to the repurchased notes. The remaining $68.1 million of these notes were redeemed by the Company on January 18, 2005 for a total of $70.2 million in cash, which included $1.1 million in accrued interest and a $1.0 million call premium.

These notes bore interest at 3.75% payable semi-annually and were convertible into an aggregate of approximately 6.5 million shares of PMC’s common stock at any time prior to maturity at a conversion price of approximately $42.43 per share.

NOTE 11. Commitments and Contingencies

Legal Matters:

SEC Informal Inquiry

On August 18, 2006, PMC received an informal confidential request from the SEC advising that the SEC has commenced an informal inquiry into the Company’s historical stock option-granting practices. The Company has produced documents in response to the SEC request and is continuing to cooperate with the SEC. The Company has engaged outside counsel to represent it in the inquiry. On December 6, 2006, a meeting took place at the SEC in San Francisco during which the Audit Committee and its special counsel summarized the results of its investigation into the Company’s historical option-granting practices.

Stockholder Derivative Lawsuits

Three derivative actions have been filed against the Company, as a nominal defendant, and various current and former officers and/or directors: (1) Meissner v. Bailey, et al., Santa Clara Superior Court Case No. 1-06-CV-071329 (filed September 18, 2006); (2) Beiser v. Bailey, et al., United States District Court for the Northern District of California Case No. 5:06-CV-05330-RS (filed August 29, 2006); and (3) Barone v. Bailey, et al., United States District Court for the Northern District of California Case No. 4:06-CV-06473-SBA (filed October 16, 2006) . On November 21, 2006 the Beiser and Barone actions were consolidated into one case. On January 18, 2007, the Santa Clara County Superior Court in California ordered that the Meissner action be stayed pending the outcome of the consolidated, federal Beiser/Barone action. A consolidated complaint in the Beiser/Barone action was filed on January 29, 2007 (the “Consolidated Complaint”).

The Consolidated Complaint generally alleges that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its shareholders, that these purported breaches of fiduciary duties caused harm to the Company, and the plaintiffs seek to recover damages on behalf of the Company. The

Consolidated Complaint also alleges violations of federal securities laws. The Company is a nominal defendant in the case, but any recovery in the litigation would be paid to the Company, rather than to its shareholders. The Company has engaged independent legal counsel to prepare joint defense arrangements for the various defendants.

The Company has not accrued any amounts related to settlement of these matters.

UTStarcom

On November 17, 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California. In that claim, UTStarcom raised various demands regarding issues relating to the interaction of Passave’s PAS 5001 system-on-a-chip with a particular company’s switch used by UTStarcom in its Fiber-to-the-home (“FTTH”) products. In the suit, UTStarcom asserts various claims for breach of contract and breach of warranty and requests indemnity associated with the sale of Passave’s PAS 5001 products. UTStarcom claims that it incorporated those products into its FTTH products that were shipped to a particular customer, and that customer informed UTStarcom that those FTTH products supplied by UTStarcom were experiencing unacceptable data interruptions. UTStarcom further claims the data interruptions were caused by the failure of Passave’s PAS 5001 to properly interface with another company’s switch in the UTStarcom product. UTStarcom also claims that Passave breached certain warranties contained in its purchase orders and is obligated to indemnify UTStarcom and its customers for any damages that resulted from a breach of these warranties. UTStarcom further claims that its customers have submitted claims to UTStarcom, which UTStarcom also alleges stem from its product’s failure attributable to Passave’s chips. UTStarcom also claims that it has incurred costs and expenses in an amount exceeding $30 million in connection with the product defects it claims are attributable to the PAS 5001 products. On January 16, 2007, Passave filed its response to the amended complaint and also filed a cross-complaint against UT Starcom alleging interference with prospective economic advantage and breach of contract.

The Company believes that Passave has meritorious defenses to UTStarcom’s claims and a valid basis for its cross-complaint. Nevertheless, prior to the acquisition by PMC, Passave had informed UTStarcom that it was prepared to replace a number of such system-on-a-chips that Passave had shipped to it as an accommodation to UTStarcom. Although the Company has attempted to resolve this dispute, it may not be able to do so on reasonable terms, if at all. If the Company loses this litigation, a court could require the Company to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require the Company to make substantial payments. Either of these results could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has accrued the cost of replacement parts.

Operating leases:

The Company leases its facilities under operating lease agreements, which expire at various dates through October 31, 2011.

Rent expense including operating costs for the years ended December 31, 2006, 2005, and 2004 was $10.5 million, $9.1 million, and $9.3 million, respectively. Excluded from rent expense for 2006 was additional rent and operating costs of $4.2 million (2005 - $4.2 million; 2004 - $4.2 million) related to excess facilities, which were accrued as part of the restructuring programs in 2006, 2005, 2003 and 2001.

Minimum future rental payments under operating leases are as follows:

Year Ending December 31 (in thousands)
2007	$11,454
2008	12,760
2009	7,869
2010	7,431
2011	4,622

Total minimum future rental payments under operating leases	$44,136

Supply agreements. The Company has supply agreements with both Chartered and TSMC that were renewed during 2006. These renewed agreements are in effect until December 31, 2008. The Company made deposits to secure access to wafer fabrication capacity of $5.1 million at December 31, 2006 and 2005. Under these agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements but the Company is obliged under one of the agreements to purchase a minimum percentage of the Company’s total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. The agreements may be terminated if either party does not comply with the terms.

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

NOTE 12. Special Shares

At December 31, 2006 and 2005, the Company maintained a reserve of 2,099,000 and 2,459,000 shares, respectively, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (LTD) special shares.

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

NOTE 13. Stockholders’ Equity

Authorized capital stock of PMC. At December 31, 2006 and 2005, the Company had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated “Common Stock”, $0.001 par value, and 5,000,000 of which are designated “Preferred Stock”, $0.001 par value.

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

NOTE 14. Employee Benefit Plans

Post-retirement Health Care Benefits. Our unfunded post retirement benefit plan, which was assumed in connection with the acquisition of the Storage Semiconductor Business, provides retiree medical benefits to eligible United States employees who meet certain age and service requirements upon retirement from the Company. These benefits are provided from the date of retirement until the employee qualifies for Medicare coverage. The amount of the retiree medical benefit obligation assumed by the Company was $1.1 million at the time of the acquisition.

At December 31, 2006, the accumulated postretirement benefit obligation was $1.2 million, with no unrecognized gain/loss or unrecognized prior service cost. The net period benefit cost was $0.1 million during 2006. No distributions were made from the plan during the period. The Company includes accrued benefit costs for its post-retirement program in Accrued liabilities on the Company’s Consolidated Balance Sheet.

The health care accumulated postretirement benefit obligations were determined at December 31, 2006 using a discount rate of 7%, and a current year health care trend of 10% decreasing to an ultimate trend rate of 5.0% in 2011.

Employee Retirement Savings Plans. The Company sponsors a 401(k) retirement plan for its employees in the United States and similar plans for its employees in Canada and other countries. Employees can contribute a percentage of their annual compensation to the plans, limited to maximum annual amounts set by local taxation authorities. The Company contributed $4.3 million, $3.8 million, and $3.7 million to the plans in fiscal years 2006, 2005, and 2004, respectively.

NOTE 15. Income Taxes

The income tax provisions, calculated under Statement of Financial Accounting Standard No. 109 (SFAS 109), consist of the following:

(in thousands)	December 31, 2006	December 31, 2005	December 26, 2004
Current:
Federal	$2,248	$263	$—
State	4	3	3
Foreign	43,140	1,842	(3,326)

	45,392	2,108	(3,323)

Deferred:
Federal	3,845	—	—
Foreign	—	—	—

	3,845	—	—

Provision for (recovery of) income taxes	$49,237	$2,108	$(3,323)

A reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

(in thousands)	December 31, 2006	December 31, 2005	December 26, 2004
Income (loss) before provision for income taxes	$(50,655)	$30,094	$48,358
Federal statutory tax rate	35%	35%	35%
Income taxes at U.S. Federal statutory rate	(17,729)	10,533	16,925
Tax on intercompany dividend	45,727	19,871	—
Adjustment due to change in estimate	29,889	—	—
Adjustment of prior year taxes and excess tax credits	(673)	(3,924)	(5,866)
Non-deductible intangible asset amortization and in-process research and development	12,221	—	—
Non-deductible stock-based compensation	9,299	75	244
Non-deductible items and other	5,875	(81)	(5,291)
Incremental tax (recovery) on foreign earnings and other rate differentials	(8,530)	(35,677)	(26,477)
Valuation allowance	(26,842)	11,311	17,142

Provision for (recovery of) income taxes	$49,237	$2,108	$(3,323)

The Company’s estimated tax provision rate increased significantly at the end of 2006 due to an increase in its estimated tax liability following receipt in 2007 of a written communication from a tax authority examining the historic transfer pricing policies and practices of certain companies within the PMC-Sierra group. As a result, the Company increased its provision for periods prior to 2006 by $29.9 million.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$215,547	$241,027
Capital loss	42,043	42,957
Credit carryforwards	25,216	29,054
Reserves and accrued expenses	16,988	11,401
Intangible assets	8,683	—
Depreciation and amortization	8,694	11,948
Restructuring and other charges	6,896	9,128
State tax loss carryforwards	6,439	11,883
Deferred income	2,926	2,876

Total deferred tax assets	333,432	360,274
Valuation allowance	(333,432)	(360,274)

Total net deferred tax assets	—	—

Deferred tax liabilities:
Acquired intangible assets and goodwill	(12,095)	—
Capitalized technology	(74)	(74)
Unrealized gain on investments	—	(1,037)

Total deferred tax liabilities	(12,169)	(1,111)

Total net deferred taxes	$(12,169)	$(1,111)

At December 31, 2006, the Company has approximately $615.9 million of federal net operating losses, which will expire through 2026. Approximately $3.1 million of the federal net operating losses is subject to ownership change limitations provided by the Internal Revenue Code of 1986. The Company also has approximately $214.6 million of state tax loss carryforwards, which expire through 2016. A portion of our net operating losses were used in 2005 and 2006 to reduce the taxes otherwise payable on intercompany dividends. The utilization of a portion of these state losses is also subject to ownership change limitations provided by the various states’ income tax legislation.

Included in the credit carry-forwards are $16.7 million of federal research and development credits which expire through 2025, $2.2 million of federal AMT credits which carryforward indefinitely, $17.8 million of state research and development credits which do not expire, $0.8 million of state research and development credits which expire through 2008, and $0.8 million of state manufacturer’s investment credits which expire through 2011.

Included in the above net operating loss carryforwards are $23.8 million and $3.9 million of federal and state net operating losses related to acquisitions accounted for under the purchase method of accounting. The benefit of such losses, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense.

Included in the deferred tax assets before valuation allowance are approximately $165.4 million of cumulative tax benefits related to equity transactions, which will be credited to stockholder’s equity if and when realized.

The pretax income from foreign operations was $48.2 million, $65.7 million, and $75.8 million in 2006, 2005, and 2004, respectively. The Company recorded $7.1 million tax expense related to earnings it repatriated in 2006 to fund the purchase of the Storage Semiconductor Business in 2006. This distribution does not change the Company’s intent to indefinitely reinvest undistributed earnings of the Company’s foreign subsidiaries and accordingly, no additional provision for federal and state income taxes has been provided thereon. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

NOTE 16. Segment Information

The Company operates in one segment: networking products. The networking segment consists of internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment.

Enterprise-wide information is provided below in accordance with SFAS 131. Geographic revenue information is based on the location of the customer invoiced. Long-lived assets include property and equipment, goodwill and other intangible assets and other long-term assets. Geographic information about long-lived assets is based on the physical location of the assets.

	December 31,
(in thousands)	2006	2005	2004
Net revenues
United States	$103,144	$98,619	$111,829
Asia -excluding China and Japan	99,903	51,020	63,239
Japan	79,009	40,790	35,530
China	63,797	54,324	39,030
Europe and Middle East	46,922	23,866	24,017
Other foreign	32,217	22,792	23,738

Total	$424,992	$291,411	$297,383

Long-lived assets
Canada	$16,749	$15,990	$12,019
United States	629,102	16,603	16,994
Other	1,072	175	78

Total	$646,923	$32,768	$29,091

During 2006, the Company had four customers whose purchases represented a significant portion of net revenues, based on billing, including contract manufacturers and distributors. Net revenues from one customer represented approximately 12% of net revenues in 2006, 14% in 2005, and 12% in 2004. Net revenues from a second customer were 12% in 2006, 2005, and 2004. Net revenues from a third customer were 11% in 2006, 8% in 2005, and 12% in 2004. During 2006, the Company had two end customers, Cisco Systems and EMC Corporation, whose purchases represented greater than 10% of our total net revenues (2005 and 2004 – Cisco Systems).

NOTE 17. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

(in thousands, except per share amounts)	December 31, 2006	December 31, 2005	December 26, 2004
Numerator:
Net (loss) income	$(99,892)	$27,986	$51,681

Denominator:
Basic weighted average common shares outstanding (1)	203,470	184,098	180,353
Effect of dilutive securities:
Stock options	—	5,034	8,550

Basic and diluted weighted average common shares outstanding (1)	203,470	189,132	188,903

Basic net (loss) income per share	$(0.49)	$0.15	$0.29

Diluted net (loss) income per share	$(0.49)	$0.15	$0.27

In 2006, the Company had approximately 6.0 million options that were not included in diluted net loss per share because they would be antidilutive.

(1)	PMC-Sierra, Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.

NOTE 18. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

(in thousands)	December 31, 2006	December 31, 2005	December 26, 2004
Net (loss) income	$(99,892)	$27,986	$51,681
Other comprehensive (loss) income:
Change in net unrealized gains on investments, net of tax of $91 in 2006 (2005 - $246 and 2004 - $1,083)	(12)	929	(1,559)
Change in fair value of derivatives, net of tax of $1,530 in 2006 ( 2005 - $727 and 2004 - $20)	(2,838)	444	71

Total	$(102,742)	$29,359	$50,193

PART II

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2006, we considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Following the completion of an intensive internal investigation during the second quarter of fiscal 2006, the Company concluded that there were material accounting errors which resulted from material weaknesses in our internal controls and procedures with respect to a number of stock option grants during the period 1998 to 2001. Some of these stock options were granted with an exercise price equal to the NASDAQ closing market price for our common stock on the date set forth on written consents signed by directors or the date communicated by the directors who believed they had appropriate delegated authority to grant the options. We used the stated date of these consents as the “measurement date” for the purpose of accounting for them under GAAP, and as a result recorded no compensation expense in connection with the grants.

The Company concluded that a number of written consents were not fully executed or effective on the stated dates and thus that using the stated date as the measurement date was incorrect. We determined a revised measurement date for each stock option grant based on the information now available to us. Generally, the changes in measurement dates are due to several kinds of errors:

•

we treated unanimous written consents approving stock option grants as effective on the date stated on the consent, instead of the date upon which we received the consent form containing the last signature required for unanimity; and

•

we treated option grants to multiple employees as effective prior to the date upon which we had determined the exact number of options that would be granted to each individual employee, or we failed to assure that lists of grantees and amounts of stock option grants could not be changed following the date of grant; and

•

we failed to assure that there were written minutes for all meetings of the Compensation Committee or Board of Directors that documented the grant of stock options rather than relying on verbal approvals or failed to assure that there would be no missing documents with respect to stock option grants;

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

Restatement of the Consolidated Financial Statements

In the second quarter of 2006, after an internal review of past option grants, we identified certain stock option grants, primarily from the years 1998-2001, where evidence to support selected measurement dates was unclear. The Audit Committee of the Board of Directors completed a review of the Company’s stock option practices with the assistance of independent counsel. The Audit Committee concluded that, while the Company used incorrect accounting measurement dates for certain stock option grants, as more fully discussed above, those errors were not a product of any deliberate misconduct by the Company’s executives, staff or members of the Board of Directors.

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

To remediate the material weakness in the recording of stock option grants described above well prior to December 31, 2006, we have implemented additional measures since the 1998-2001 period in which most of the options with improper measurement dates were granted. These additional measures include:

•

In November 2002, the Chief Financial Officer undertook to review on a prospective basis the Company’s grants of stock options made as the grants occurred and therefore initiated many of the remedial actions described below.

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

In concluding that our disclosure controls and procedures were effective as of December 31, 2006, management considered, among other things, the control deficiencies related to accounting for stock-based compensation and control environment, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 to the Consolidated Financial Statements included in Item 8 of this report. Management concluded that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of December 31, 2006 because management determined that as of December 31, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation being materially misstated is not more than remote.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 31, 2006. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d -15(f) of the Securities Exchange Act of 1934 as amended).

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective control over financial reporting as of December 31, 2006.

We have excluded from our assessment the internal control over financial reporting at Passave, Inc., which was acquired on May 4, 2006, and whose financial statements constitute 3.2% and 4.0% of net and total assets, respectively, 7.2% of revenues, and 22.3% of net loss of the consolidated financial statement amounts as of December 31, 2006.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that PMC-Sierra, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Passave, Inc., which was acquired on May 4, 2006 and whose financial statements constitute 3.2 percent and 4.0 percent of net and total assets, respectively, 7.2 percent of revenues, and 22.3 percent of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Passave, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment”.

/s/ DELOITTE & TOUCHE LLP

Independent Registered Public Accountants

Vancouver, Canada

February 28, 2007

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled “Election of Directors”, “Code of Business Conduct and Ethics”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Stockholder Meeting.

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Director Compensation” and “Executive Compensation” in our Proxy Statement for the 2007 Annual Stockholder Meeting.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2007 Annual Stockholder Meeting.

Equity Compensation Plan Information:

The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	26,921,936	$10.01	22,470,831	(2)
Equity compensation plans not approved by security holders (3)	6,072,259	$7.58	11,099,132

Balance at December 31, 2006	32,994,195	$9.55	33,569,963

(1)	Consists of the 1994 Incentive Stock Plan (the “1994 Plan”) and the 1991 Employee Stock Purchase Plan (the “1991 Plan”).

(2)	Includes 14,567,444 shares available for issuance in the 1994 plan and 7,903,387 shares available for issuance in the 1991 Plan.

(3)	Consists of the 2001 Stock Option Plan (the “2001 Plan”), which was created to replace a number of stock option plans assumed by us in connection with mergers and acquisitions we completed prior to 2001. The number of options that may be granted under the 2001

Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled plus (iii) 10 million shares that were added to the plan in 2003. Also includes Passave Inc. 2003 Israeli Option Plan (the “2003 Plan”) and the Passave, Inc 2005 U.S. Stock Incentive Plan (the “2005 Plan”), which were assumed through the Passave acquisition.

In accordance with the terms of the plans, on January 1, 2007 an additional 2,106,903 options were automatically available for issuance under the 1991 Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the information set forth in the section entitled “Executive Compensation Change of Control and Severance Agreements” in our Proxy Statement for the 2007 Annual Stockholder Meeting.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference in our Proxy Statement for the 2007 Annual Stockholder Meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements

		The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

	2.	Financial Statement Schedules

		Financial Statement Schedules required by this item are listed on page 116 of this Annual Report on Form 10-K.

	3.	Exhibits

		The exhibits listed under Item 15(c) are filed as part of this Form 10-K Annual Report.

(b)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated by Reference

Exhibit Number	Description	Form	Date	Number	Filed herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended on May 11, 2001	10-Q	05/16/2001	3.2

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/08/2001	3.2

3.3	Bylaws of the Registrant, as amended	10-Q	11/14/2001	3.2

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	08/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	02/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	09/06/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	09/19/1995	4.3

4.5	Preferred Stock Rights Agreement, as amended and restated as of July 27, 2001, by and between the Registrant and American Stock Transfer and Trust Company	10-Q	11/14/2001	4.3

4.6	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited	8-K	11/03/2005	2.1

4.7	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee	8-K	10/26/2005	2.1

4.8	Agreement and Plan of Merger dated April 4, 2006, between PMC-Sierra, Inc. and Passave Inc.	8-K	04/04/2006	2.1

10.1^	1991 Employee Stock Purchase Plan, as amended				X

10.2^	1994 Incentive Stock Plan, as amended				X

10.3^	2001 Stock Option Plan, as amended				X

Exhibit Number	Description	Form	Date	Number	Filed herewith

10.4^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	03/28/03	10.4

10.5^	Form of Executive Employment Agreement by and between the Registrant and the executive officers	10-K	03/28/03	10.5

10.6	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. and Pilot Pacific Developments Inc.	10-K	04/14/1997	10.20

10.7	Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	08/08/2000	10.36

10.7	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

10.8	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd	10-K	04/02/2001	10.44

10.9	Building Lease Agreement between Transwestern – Robinson I, LLC and PMC-Sierra US, Inc.	10-K	04/02/2001	10.45

10.10*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.	10-K	03/20/2000	10.31

10.11*	Deposit agreement dated January 31, 2000 by and between Chartered Semiconductor Manufacturing Ltd. and the Registrant.	10-Q	05/10/2000	10.35

10.13*	Technology License Agreement, by and between Weitek Corporation and MIPS Computer Systems, Inc.

	Assignment Agreement, by and between Weitek Corporation and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.) Amendment No. 1 to the Technology License Agreement, by and between MIPS Technologies, Inc. and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.) dated March 31, 1997	S-3	01/04/2002	10.47

Exhibit Number	Description	Form	Date	Number	Filed herewith

10.14	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

10.15	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc	10-Q	11/10/2003	10.2

10.16	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C	10-Q	11/10/2003	10.3

10.17	Employment Agreement between Alan F. Krock and PMC-Sierra, Inc	8-K	11/16/2006	10.1

10.18	Employment Agreement between Steve Perna and PMC-Sierra, Inc	8-K	06/09/2006	10.1

11.1	Calculation of earnings per share (1)				X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants.				X

24.1	Power of Attorney (2)				X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

Exhibit Number	Description	Form	Date	Number	Filed herewith

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed).				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed).				X

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission.

^	Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.

(1)	Refer to Note 17 of the consolidated financial statements included in Item 8 of Part II of this Annual Report.

(2)	Refer to Signature page of this Annual Report.

(c)	Financial Statement Schedules required by this item are listed on page 115 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: March 1, 2007	/s/ Alan F. Krock
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

Name	Title	Date

/s/ Robert L. Bailey Robert L. Bailey	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 1, 2007

/s/ Alan F. Krock Alan F. Krock	Vice President, Chief Financial Officer (and Principal Accounting Officer)	March 1, 2007

/s/ Richard E. Belluzzo Richard E. Belluzzo	Director	March 1, 2007

/s/ James V. Diller James V. Diller	Director	March 1, 2007

/s/ William Kurtz William Kurtz	Director	March 1, 2007

/s/ Frank Marshall Frank Marshall	Director	March 1, 2007

/s/ Jonathan Judge Jonathan Judge	Director	March 1, 2007

/s/ Michael Farese Michael Farese	Director	March 1, 2007

SCHEDULE II - Valuation and Qualifying Accounts

	(in thousands)
	Balance at beginning of year	Charged to expenses or other accounts	Write-offs	Balance at end of year
Allowance for doubtful accounts:
December 31, 2006	$1,768	$—	$—	$1,768
December 31, 2005	$2,665	$(897)	$—	$1,768
December 26, 2004	$2,849	$(184)	$—	$2,665

Allowance for obsolete inventory and excess inventory:
December 31, 2006	$8,454	$2,276	$(2,321)	$8,409
December 31, 2005	$12,190	$(1,904)	$(1,832)	$8,454
December 26, 2004	$16,199	$(24)	$(3,985)	$12,190

Allowance for warranty claims:
December 31, 2006	$3,997	$1,093	$(759)	$4,331
December 31, 2005	$3,492	$712	$(207)	$3,997
December 26, 2004	$2,897	$1,343	$(748)	$3,492

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

10.1	1991 Employee Stock Purchase Plan, as amended

10.2	1994 Incentive Stock Plan, as amended

10.3	2001 Stock Option Plan, as amended

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)