Form 10-Q
period 2007-04-01
PMC SIERRA INC
filed 2007-05-10
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 1, 2007

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

Common shares outstanding at May 2, 2007 – 213,663,127

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Net revenues	$103,665	$87,781

Cost of revenues	37,571	26,625

Gross profit	66,094	61,156

Other costs and expenses:
Research and development	44,524	33,749
Selling, general and administrative	26,698	19,593
Amortization of purchased intangible assets	9,835	2,110
In-process research and development	—	14,800
Restructuring costs and other charges	6,894	(738)

Loss from operations	(21,857)	(8,358)

Other income (expense):
Interest income, net	1,837	3,566
Foreign exchange (loss) gain	(996)	13
Amortization of debt issue costs	(242)	(242)
Gain on investments	—	1,849

Loss before recovery of (provision for) income taxes	(21,258)	(3,172)

Recovery of (provision for) income taxes	5,435	(11,161)

Net loss	$(15,823)	$(14,333)

Net loss per common share—basic and diluted	$(0.07)	$(0.08)

Shares used in per share calculation—basic and diluted	213,881	187,218

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	April 1, 2007	December 31, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$280,701	$258,914
Accounts receivable, net of allowance for doubtful accounts of $1,768 (2006—$ 1,768)	38,930	37,303
Inventories, net	30,601	34,505
Prepaid expenses and other current assets	15,888	17,164

Total current assets	366,120	347,886

Investments and other assets	13,382	14,653
Property and equipment, net	18,430	18,904
Deferred tax assets	37,164	397
Goodwill	396,143	395,943
Intangible assets, net	213,647	223,629
Deposits for wafer fabrication capacity	5,145	5,145

	$1,050,031	$1,006,557

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$18,011	$19,074
Accrued liabilities	51,624	51,199
Income taxes payable	132	722
Deferred income taxes	2,042	2,042
Liability for unrecognized tax benefit	57,240	58,706
Accrued restructuring costs	17,014	12,657
Deferred income	13,022	11,340

Total current liabilities	159,085	155,740

2.25% Senior convertible notes due October 15, 2025	225,000	225,000
Deferred income taxes	11,067	10,126
Liability for unrecognized tax benefit	75,274	42,531

PMC special shares convertible into 2,099 (2006—2,099) shares of common stock	2,732	2,732

Stockholders’ equity
Common stock, par value $.001: 900,000 shares authorized; 212,663 shares issued and outstanding (2006—210,650)	232	230
Additional paid in capital	1,344,590	1,327,578
Accumulated other comprehensive loss	(605)	(1,127)
Accumulated deficit	(767,344)	(756,253)

Total stockholders’ equity	576,873	570,428

	$1,050,031	$1,006,557

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net loss	$(15,823)	$(14,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,862	2,317
Amortization of intangible assets	11,374	2,853
Amortization of debt issuance costs	242	242
Stock-based compensation	9,418	5,901
Loss on disposal of property and equipment	484	—
In-process research and development	—	14,800
Loss (gain) on investments	—	(1,849)
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	(1,627)	(13,239)
Inventories	3,904	(837)
Prepaid expenses and other current assets	1,006	(19,310)
Accounts payable and accrued liabilities	(47)	7,045
Income taxes payable	(996)	7,569
Accrued restructuring costs	4,357	(3,133)
Deferred income	1,682	1,208

Net cash provided by (used in) operating activities	17,836	(10,766)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(431,231)
Proceeds from sales and maturities of short-term available-for-sale investments	—	173,010
Proceeds from sale of investments and other assets	—	5,118
Purchases of property and equipment	(2,257)	(2,483)
Purchase of intangible assets	(1,388)	(587)

Net cash used in investing activities	(3,645)	(256,173)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,596	14,780

Net cash provided by financing activities	7,596	14,780

Net increase (decrease) in cash and cash equivalents	21,787	(252,159)
Cash and cash equivalents, beginning of the period	258,914	405,566

Cash and cash equivalents, end of the period	$280,701	$153,407

Supplemental disclosures of cash flow information:
Cash refund of income taxes	$4,000	$513
Cash paid for income taxes	445	4,562
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	$—	$532

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

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Fiscal 2007 will consist of 52 weeks and will end on Sunday, December 30. Fiscal 2006 consisted of 52 weeks and ended on Sunday, December 31. The first three months of 2007 and 2006 consisted of 13 weeks.

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

During the three months ended April 1, 2007, the Company recognized $9.4 million in stock-based compensation expense. Where a tax deduction for stock-based compensation was available to the Company, a valuation allowance for the related deferred tax assets was recorded.

The Company uses the straight-line method for attributing stock-based compensation expense. See Note 3 to the Consolidated Financial Statements for further information on stock-based compensation.

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

Cash and cash equivalents. At April 1, 2007, Cash and cash equivalents included $0.8 million (December 31, 2006—$0.8 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $8.3 million and $8.4 million at April 1, 2007 and December 31, 2006, respectively) were as follows:

(in thousands)	April 1, 2007	December 31, 2006
Work-in-progress	$15,886	$17,463
Finished goods	14,715	17,042

	$30,601	$34,505

Product warranties. The Company provides a one-year, limited warranty on most of its standard products and accrues for the cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 31, 2006 to April 1, 2007 and for the same period in the prior year were as follows:

	Three Months Ended
(in thousands)	April 1, 2007	April 2, 2006
Balance, beginning of the year	$4,331	$3,997
Accrual for new warranties issued	193	427
Reduction for payments (in cash or in kind)	(215)	(74)
Adjustments related to changes in estimate of warranty accrual	175	(145)

Balance, end of the period	$4,484	$4,205

Other Indemnifications. From time to time, on a limited basis, PMC indemnifies its customers, as well as its suppliers, contractors, lessors, and others with whom it has contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of its products, the use of their goods and services, the use of facilities, the state of assets that the Company sells and other matters covered by such contracts, normally up to a specified maximum amount. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies”, as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Company has not experienced material indemnification claims for such obligations in the past and has not accrued any liabilities related to such indemnifications in the consolidated financial statements.

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s net income and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income when the hedged item affects net income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income. During the quarter ended April 1, 2007, all hedges were designated as cash flow hedges.

Recent Accounting Pronouncements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permits companies to record the cumulative effect of initially applying this approach in the first fiscal year ending after November 15, 2006 by recording necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB 108 did not have a material impact on its financial condition and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). This statement gives entities the option to measure certain financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company expects that adoption of SFAS 159 will not have a material impact on its financial condition or results of operations.

NOTE 2. Business Combinations

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

Passave Inc.

On May 4, 2006, the Company acquired Passave, Inc. (“Passave”), a privately held Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated April 4, 2006, among the Company, a newly formed direct wholly-owned subsidiary of the Company (“Merger Sub”), Passave, and a representative of certain securityholders of Passave. Under the terms of the Merger Agreement, the Company issued shares of its common stock and assumed stock options, and incurred merger costs having a total value of $304.0 million for all of the outstanding capital stock, warrants and outstanding stock options of Passave. Of this amount, $257.5 million was allocated to the purchase price, and $46.5 million related to unvested stock and stock options of Passave will be recorded as stock-based compensation over the requisite service period in accordance with FAS 123(R). The fair value of options assumed was calculated using a lattice-binomial method. Of the consideration received by stockholders of Passave, approximately 10% is being held in escrow to satisfy certain indemnification and other obligations. The Company and the security holders of Passave have each agreed to indemnify the other for, among other things, breaches of representations, warranties and covenants of the Company and Passave in the Merger Agreement. These financial statements include the results of operations of Passave from the acquisition date.

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

The total purchase price has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill. The preliminary allocation was determined by management based on a third-party valuation. Areas of the purchase price that are not yet finalized and may result in future amounts payable by PMC relate to settlement of a legal matter, and the residual goodwill (see Note 11 to the Consolidated Financial Statements). Merger costs include investment banking fees, legal and accounting fees and other external costs directly related to the merger.

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

Estimated future amortization expense for purchased intangible assets from both the acquisitions is as follows:

(in thousands)
2007	$29,507
2008	39,343
2009	39,343
2010	25,726
2011	18,918
thereafter	50,248

NOTE 3. Stock-Based Compensation

At April 1, 2007, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three months ended April 1, 2007 and the three months ended April 2, 2006 as follows:

	Three Months Ended
(in thousands)	April 1, 2007	April 2, 2006
Cost of revenues	$517	$423
Research and development	4,267	2,494
Selling, general and administrative	4,633	2,984

Total	$9,417	$5,901

The Company received cash of $7.6 million from stock-based awards during the three months ended April 1, 2007.

Equity Award Plans

The Company issues its common stock under the provisions of various stock award plans. Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire in ten years and vest over four years. In 2001, the Company simplified its plan structure. The 2001 Stock Option Plan (the “2001 Plan”) was created to replace a number of stock option plans the Company had assumed in connection with mergers and acquisitions completed prior to 2001. The number of shares available for issuance under the 1994 Incentive Stock Plan (“1994 Plan”) were approved by stockholders. New stock options or other equity incentives may only be issued under the 1994 Plan and the 2001 Plan. On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSU’s) to employees and directors. The first grant of RSU’s is expected to occur on May 25, 2007. These awards will vest over four years from the date of grant.

Activity under the option plans during the three months ended April 1, 2007 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value per share at April 1, 2007
Outstanding, December 31, 2006	32,995,994	$9.55
Granted	3,178,165	$6.38
Exercised	(1,073,445)	$2.92
Forfeited	(1,018,881)	$8.64
Outstanding, April 1, 2007	34,081,833	$9.50	6.75	$0.71

Exercisable, April 1, 2007	20,120,785	$10.70	5.46	$0.69

No adjustment was required with respect to fully vested options that expired during the three months ended April 1, 2007. A reversal of $1.5 million was recorded for pre-vesting forfeitures.

The fair value of the Company’s stock option awards granted to employees during the three months ended April 1, 2007 was estimated using a “lattice-binomial” valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition in the three months ended April 1, 2007 and the three months ended April 2, 2006, respectively, using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended
	April 1, 2007	April 2, 2006
Expected life (years)	3.9	3.8
Expected volatility	62.0%	57.7%
Risk-free interest rate	4.5%	4.6%

The weighted average grant-date fair value of stock options granted during the three months ended April 1, 2007 was $3.04 per stock option. The total intrinsic value of stock options exercised during the three months ended April 1, 2007 was $4.2 million.

As of April 1, 2007 there was $65.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans, which is expected to be recognized over an average period of 2.6 years.

Employee Stock Purchase Plan

In 1991, the Company adopted an Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code. Under the ESPP, the number of shares authorized to be available for issuance under the plan is increased automatically on January 1 of each year until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares (after adjusting for stock dividends), or (iii) an amount to be determined by the Board of Directors.

During the first quarter of 2007, 940,083 shares were issued under the Plan at a weighted-average price of $4.75 per share. The total intrinsic value of ESPP shares issued during the three months ended April 1, 2007 was $1.9 million. As of April 1, 2007, 8,963,304 shares were available for future issuance under the ESPP (December 31, 2006—7,903,387).

The fair values of share purchases through the Company’s ESPP were calculated using the Black-Scholes option pricing model, applying an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended
	April 1, 2007	April 2, 2006
Expected life (years)	1.3	1.3
Expected volatility	49.2%	43.8%
Risk-free interest rate	5.0%	4.7%

The weighted average grant-date fair value of ESPP awards during the three months ended April 1, 2007 was $2.50.

NOTE 4. Derivatives Instruments and Hedging Activities

PMC generates revenues in U.S. dollars and incurs a portion of its operating expenses in various foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

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

At April 1, 2007, the Company had four currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $39.6 million and the contracts had a fair value of $(0.9) million as of April 1, 2007. The gain or loss from the ineffective portion of the hedges was not significant.

NOTE 5. Restructuring costs and other charges

The activity related to excess facility and severance accruals under the Company’s restructuring plans during the three months ended April 1, 2007, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2006	$—	$2,111	$4,268	$549	$5,096	$12,024

New charges	2,013	—	—	—	—	2,013
Cash payments	—	(251)	(351)	—	(477)	(1,079)

Balance at April 1, 2007	$2,013	$1,860	$3,917	$549	$4,619	$12,958

Severance costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2006	$—	$536	$97	$—	$—	$633

Adjustment	4,508	—	(29)	—	—	4,479
Cash payments	(869)	(149)	(38)	—	—	(1,056)

Balance at April 1, 2007	$3,639	$387	$30	$—	$—	$4,056

2007

In the first quarter of 2007, the Company initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. In connection with this plan, the Company incurred termination benefit and relocation costs of $4.5 million, and $0.5 million in asset impairment. Further, the Company vacated excess office space at its Santa Clara facility in connection this restructuring plan, resulting in a charge of $2.0 million. To date, the Company has made payments relating to these activities of $0.9 million. Remaining severance costs will be paid by the end of 2007, and payments related to the excess facilities will extend to 2011.

2006

In the third quarter of 2006, the Company closed its Ottawa development site in order to reduce operating expenses. Approximately 35 positions were eliminated, primarily from research and development, resulting in termination benefit and relocation costs of $2.2 million, and $1.6 million for excess facilities. The Company also eliminated 10 positions from research and development in its Portland developments site, resulting in restructuring charges of $1.4 million. The charge is comprised of $0.8 million in severance, $0.3 million in excess facilities, $0.1 million for contract termination and $0.2 million in asset impairment. During the fourth quarter of 2006 the remaining portion of the Ottawa facility was vacated, resulting in a restructuring charge of $0.4 million.

To date, the Company has made payments relating to these activities of $3.4 million. The remaining severance costs were paid by the end of the first quarter of 2007, and payments related to the excess facilities will extend to 2010.

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

In the first quarter of 2006, the Company continued the workforce reduction plans initiated in 2005 and recorded $1.6 million in restructuring charges related to the termination of 19 employees, primarily from research and development in the Santa Clara facility. During the third quarter of 2006 the Company reduced its estimated severance accrual related to the 2005 workforce reduction activities by $0.4 million, and increased the accrual for excess facilities related to the 2005 restructuring by $0.8 million.

To date, the Company has made payments relating to these activities of $11.0 million. As of April 1, 2007, the software assets have been disposed of a nominal amount of severance cost remains to be paid in 2007. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees, the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, PMC has recorded a restructuring charge of $18.3 million, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. The Company has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. In 2006, the Company reversed $2.3 million of its restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the acquisition of the Storage Semiconductor Business.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. Due to a continued downturn in real estate markets, the Company recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, the Company recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, the Company recorded additional provisions for abandoned office facilities $2.2 million in the fourth quarter of 2004, and $0.8 million in the third quarter of 2006.

To date, the Company has made cash payments of $12.7 million and $175 million related to the 2003 and 2001 plans, respectively. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

NOTE 6. Investments in debt securities

The following table summarizes the Company’s investments in debt securities:

(in thousands)	April 1, 2007	December 31, 2006
Available-for-sale:
Corporate bonds and notes	$165,070	$153,249

These debt securities are reported as cash equivalents in the balance sheet.

NOTE 7. Investments and other assets

During the three months ended April 2, 2006, the Company sold its investment in Ikanos Communications Inc. for proceeds of $5.1 million and recorded a gain of $3.1 million, included in Gain on investments on the Statement of Operations.

NOTE 8. Income Taxes

On July 13, 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $4.7 million net decrease in the liability for unrecognized tax benefits which was accounted for as a reduction to the retained deficit and a $3.6 million decrease to the Company’s unrecognized tax benefit and a $1.1 million increase to the deferred tax asset. Included in this opening adjustment was a $6.9 million increase in the liability for unrecognized tax benefits relating to additional uncertain tax positions the Company identified as existing at December 31, 2006.

In addition, the Company had $44.2 million for the payment of interest and penalties accrued at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company decreased its accrual for interest and penalties to $32.6 million. In Q1 2007, the Company recorded $3 million in additional interest expense. The Company recognizes interest and penalties related to income tax liabilities as a component of income tax expense.

Further, as part of the implementation of FIN 48, the Company reclassified $57 million from current income taxes payable to current liability for unrecognized tax benefit and $42 million from long term income taxes payable to long term liability for unrecognized tax benefit. In addition, the Company reclassified $27.5 million of tax benefits to the deferred tax asset account with a corresponding increase to the unrecognized tax benefit account.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $125 million of tax benefits that, if recognized, would affect the effective tax rate. In the first quarter of 2007, there has been an increase in the balance of unrecognized tax benefits of $7.5 million, to bring the total unrecognized tax benefit at April 1, 2007 to $132.5 million. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

The impact of the Company’s adoption of FIN 48 on accumulated deficit is as follows:

Three months ended
(in thousands)	April 1, 2007
Balance, beginning of the year	$(756,253)
Net loss	(15,823)
Adjustments related to adoption of FIN48	4,732

Balance, end of the period	$(767,344)

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 to 2006. A subsidiary of the Company is currently open to audit under the statute of limitations by the Canadian Revenue Agency for the years ending December 31, 2000 to 2006.

NOTE 9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
(in thousands)	April 1, 2007	April 2, 2006
Net loss	$(15,823)	$(14,333)
Other comprehensive (loss) income:
Change in net unrealized gains on investments	—	(110)
Change in fair value of derivatives	522	(711)

Total	$(15,301)	$(15,154)

NOTE 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
(in thousands, except per share amounts)	April 1, 2007	April 2, 2006
Numerator:
Net loss	$(15,823)	$(14,333)

Denominator:
Basic and diluted weighted average common shares outstanding (1)	213,881	187,218

Basic and diluted net loss per share	$(0.07)	$(0.08)

The Company had 1.2 million common stock equivalents related to stock options at April 1, 2007, that were not included in diluted net loss per share because they would be antidilutive. At April 2, 2006, 5.3 million common stock equivalents related to stock options, and 4.1 million common stock equivalents related to the 2.25% Senior Convertible Notes were excluded from diluted net loss per share because they would be antidilutive.

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

Note 11. Contingencies

UTStarcom

On November 17, 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California. In that claim, UTStarcom raised various demands regarding issues relating to the interaction of Passave’s PAS 5001 system-on-a-chip with a particular company’s switch used by UTStarcom in its Fiber-to-the-home (“FTTH”) products. In the suit, UTStarcom asserts various claims for breach of contract and breach of warranty and requests indemnity associated with the sale of Passave’s PAS 5001 products. UTStarcom claims that it incorporated those products into its FTTH products that were shipped to a particular customer, and that customer informed UTStarcom that those FTTH products supplied by UTStarcom were experiencing unacceptable data interruptions. UTStarcom further claims the data interruptions were caused by the failure of Passave’s PAS 5001 to properly interface with another company’s switch in the UTStarcom product. UTStarcom also claims that Passave breached certain warranties contained in its purchase orders and is obligated to indemnify UTStarcom and its customers for any damages that resulted from a breach of these warranties. UTStarcom further claims that its customers have submitted claims to UTStarcom, which UTStarcom also alleges stem from its product’s failure attributable to Passave’s chips. UTStarcom also claims that it has incurred costs and expenses in an amount exceeding $30 million in connection with the product defects it claims are attributable to the PAS 5001 products. On January 16, 2007, Passave filed its response to the amended complaint and also filed a cross-complaint against UTStarcom alleging interference with prospective economic advantage and breach of contract.

The Company believes that Passave has meritorious defenses to UTStarcom’s claims and a valid basis for its cross-complaint. Although the Company has attempted to resolve this dispute, it may not be able to do so on reasonable terms, if at all. If the Company loses this litigation, a court could require the Company to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require the Company to make substantial payments. Either of these results could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has accrued the cost of replacement parts, however, this amount is not significant. The Company has not accrued any amounts related to settlement of this matter.

SEC Informal Inquiry

On August 18, 2006, PMC received an informal confidential request from the SEC advising that the SEC has commenced an informal inquiry into the Company’s historical stock option-granting practices. The Company has produced documents in response to the SEC request and is continuing to cooperate with the SEC. The Company has engaged outside counsel to represent it in the inquiry. On December 6, 2006, a meeting took place at the SEC in San Francisco during which the Audit Committee and its special counsel summarized the results of its investigation into the Company’s historical option-granting practices. The SEC requested certain documents following this meeting. There have been no further requests from or communications with the SEC regarding its informal inquiry since the Company made its submissions in February 2007.

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

The Consolidated Complaint generally alleges that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders, that these purported breaches of fiduciary duties caused harm to the Company, and the plaintiffs seek to recover damages on behalf of the Company. The Consolidated Complaint also alleges violations of federal securities laws. The Company is a nominal defendant in the case, but any award in the litigation would be paid to the Company, rather than to its stockholders. The Company has engaged independent legal counsel to prepare joint defense arrangements for the various defendants. On March 15, 2007, the Company filed three separate motions aimed at having the federal lawsuit dismissed on various legal grounds. The Court has set a hearing on these three motions for June 20, 2007.

We have indemnification agreements with each of our present and former directors and officers. Under those agreements, the Company is required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation (other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

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

OVERVIEW

We generate revenues from the sale of semiconductor devices that we have designed and developed. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, all of our revenues in the first three months of 2007 came from parts developed or acquired in 2006 and earlier. After an individual product is completed and announced it may take several years before that device generates any significant revenues. Our current revenue is generated by a portfolio of approximately 320 products.

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

Going forward, we plan to continue to aggressively focus on the cost side of our business and find ways to improve on operational efficiencies. As part of this plan, we implemented a cost reduction plan in the first quarter of 2007 aimed at improving corporate performance and boosting productivity across the organization. We announced a reduction of our workforce by 175 people and the closure of two of our facilities in Canada. We estimate that the total costs and charges associated with the restructuring will be approximately $12-14 million, of which $7 million was recorded in the first quarter.

In 2006 we completed the integration of the Storage Semiconductor Business, which we acquired from Avago on February 28, 2006. Our consolidated results include the results of the Avago Storage Semiconductor Business from the acquisition date. We purchased the Avago Storage Semiconductor Business due to its market position in the Fibre Channel controller market and the growth opportunities for standard semiconductor solutions in the enterprise storage market. Since the acquisition we have experienced the benefits from product synergies between the Avago Storage Semiconductor Business’ Fibre Channel controllers and PMC’s Fibre Channel and SAS disk-interconnect products.

During the first quarter of 2007 we continued the financial and operational integration of Passave Inc., which we acquired on May 4, 2006. Passave develops system-on-chip semiconductor solutions for the Fiber To The Home (FTTH) access market. The results of Passave are included in our consolidated results from the date of acquisition. We purchased Passave due to its market share leadership in Passive Optical Networking (PON) solutions for central office and customer premise FTTH applications.

Results of Operations

First Quarters of 2007 and 2006

Net Revenues (in millions)

	First Quarter
	2007	2006	Change
Net revenues	$103.7	$87.8	18%

Net revenues for the first quarter of 2007 were $103.7 million compared to $87.8 million for the same period in 2006, an increase of $15.9 million, or 18%. The increase was driven by $11.3 million of additional revenue from the acquisition of Passave and the inclusion of the Avago Storage Semiconductor Business for a full quarter versus only one month in 2006, which contributed $16.9 million, partially offset by decreased sales of our telecommunications products of $17.3 million. Apart from revenues from the acquisitions, in the first quarter of 2007, revenues from our laser printer business increased by $5 million over first quarter of 2006.

Gross Profit (in millions)

	First Quarter
	2007	2006	Change
Gross profit	$66.1	$61.2	8%

Percentage of net revenues	64%	70%

Total gross profit increased $4.9 million, or 8%, in the first quarter of 2007 compared to the same period in 2006. Higher overall revenues due to the acquisitions drove this increase.

Gross profit as a percentage of revenues was 64% in the first quarter of 2007 compared with 70% in the first quarter of 2006. The decrease is primarily attributable to the fact that revenues from high margin communications products declined in the first quarter of 2007 compared to the same period in 2006. Also, PMC’s product mix changed as a result of the acquisitions. Since many of the acquired products sell at overall lower gross margins, particularly the Fiber To The Home products, our gross profit as a percentage of revenues decreased. If the proportion of revenues from Fiber To The Home products increases in future quarters, we expect this trend to continue. In addition, we recorded $0.5 million stock-based compensation expense in cost of revenues in the first quarter of 2007 compared to $0.4 million in the first quarter of 2006, which had an impact of less than one percentage point on our gross margin.

Other Costs and Expenses ( in millions )

	First Quarter
	2007	2006	Change
Research and development	$44.5	$33.7	32%
Percentage of net revenues	43%	38%

Selling, general and administrative	$26.7	$19.6	36%
Percentage of net revenues	26%	22%

Amortization of purchased intangible assets	$9.8	2.1	366%
Percentage of net revenues	9%	2%

In-process research and development	$—	14.8	(100)%
Percentage of net revenues	0%	17%

Restructuring costs and other charges	$6.9	$(0.7)	1,086%
Percentage of net revenues	7%	-1%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses increased by $10.8 million, or 32%, in the first quarter of 2007 compared to the first quarter of 2006. Total payroll costs, including the acquired businesses, were higher by $5.2 million due to salary increases and additional headcount from Passave and the Storage Semiconductor Business. These were partially offset by savings from our workforce reduction initiatives. In addition, we recorded $4.0 million stock-based compensation expense compared to $2.2 million in the first quarter of 2006. Material costs were higher by $1.5 million, hardware and software rentals increased by $0.7 million and office and facilities costs were higher by $0.7 million, and training and travel costs also increased by $0.3 million due to the acquisitions. Depreciation expense and other costs comprised the remainder of the increase in R&D costs.

Our selling, general and administrative, or SG&A, expenses increased by $7.1 million, or 36%, in the first quarter of 2007 compared to the first quarter of 2006. The primary reasons for the increase in SG&A expense as a percentage of revenues were that payroll-related costs were higher by $3.3 million due to increased headcount from our 2006 acquisitions, we recorded $4.6 million of stock-based compensation expense compared to $3.0 million in the first quarter of 2006, professional fees increased by $1.3 million in conjunction with ongoing litigation and office and facilities support costs increased by $0.7 million.

Amortization of purchased intangible assets and in-process research and development

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc. Amortization of intangible assets acquired from Passave and the Storage Semiconductor Business was $5.1 million and $4.7 million, respectively, in the first quarter of 2007.

A portion of the purchase for Passave was allocated to in-process research and development projects and was expensed in the second quarter of 2006 because technological feasibility had not been established and no future alternative uses existed. Projects acquired from Passave included Ethernet Passive Optical Network (EPON) and Analog Front End (AFE) products, which are based on technology that provides a low-cost method of deploying optical access lines between a carrier’s central office and a customer site and which provide further enhancements and functionality to the existing EPON series, and Gigabit Passive Optical Network (GPON) products, which are more complex and support multiple protocols and provide further enhancements to the GPON series.

At the acquisition date, early revisions of the AFE products were in the final stage of testing and had been sent out to be manufactured or “taped out,” with estimated costs to complete of approximately $0.4 million. At the end of the first quarter of 2007, remaining efforts to complete the AFT products included production testing. The expected cost to complete is $0.1 million. The EPON products were in the design testing stage, with estimated costs to complete of approximately $1.9 million. By the end of the first quarter of 2007, the EPON 6301 was shipping to customers in production volumes and we expect the EPON 5201 to be formally released to production in the second quarter, with expected costs to complete this project of $0.1 million.

GPON products were in the early design and prototype stages at acquisition, with estimated costs to complete of approximately $4.5 million at the acquisition date. By the end of the first quarter of 2007, some of the products were in the design testing stage, while others were at the coding stage. Remaining efforts for completion are expected to continue through 2007-2008 and include final stages of development, design testing, tape out, and final testing, as well as customer acceptance.

A portion of the purchase for the Storage Semiconductor Business was allocated to in-process research and development projects and was expensed in the first quarter of 2006 because technological feasibility had not been established and no future alternative uses exist. Projects acquired and expensed include three next-generation Tachyon storage protocol products.

At the acquisition date, two of the next-generation Tachyon products had been taped out, with estimated costs to complete of approximately $0.8 million. These products were completed during the first quarter of 2007 and are now in production.

The third next-generation Tachyon product, a multi-protocol storage controller, was in the early design stage at acquisition, with estimated costs to complete of approximately $10 million. By the end of the first quarter of 2006, the product was still in the design stage, and based on feedback from our customers, we re-directed our design resources from this project to other Tachyon controller projects addressing the same application. Remaining efforts for completion of the product would include further design, tape out, testing, and final customer acceptance procedures.

Restructuring costs and other charges

The activity related to excess facility and severance accruals under the Company’s restructuring plans during the three months ended April 1, 2007, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2006	$—	$2,111	$4,268	$549	$5,096	$12,024

New charges	2,013	—	—	—	—	2,013
Cash payments	—	(251)	(351)	—	(477)	(1,079)

Balance at April 1, 2007	$2,013	$1,860	$3,917	$549	$4,619	$12,958

Severance costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2006	$—	$536	$97	$—	$—	$633

Adjustment	4,508	—	(29)	—	—	4,479
Cash payments	(869)	(149)	(38)	—	—	(1,056)

Balance at April 1, 2007	$3,639	$387	$30	$—	$—	$4,056

2007

In the first quarter of 2007, we initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. In connection with this plan, we incurred termination benefit and relocation costs of $4.5 million, and $0.5 million in asset impairment.

Further, we vacated excess office space at its Santa Clara facility in connection this restructuring plan, resulting in a charge of $2.0 million. To date, we have made payments relating to these activities of $0.9 million. We will pay the remaining severance costs by the end of 2007, and payments related to the excess facilities will extend to 2011.

2006

In the third quarter of 2006, we closed its Ottawa development site in order to reduce operating expenses and the space was vacated by the end of the fourth quarter of 2006. Approximately 35 positions were eliminated, primarily from research and development, resulting in termination benefit and relocation costs of $2.2 million, and $2.0 million for excess facilities. We also eliminated 10 positions from research and development in its Portland developments site, resulting in restructuring charges of $1.4 million. The charge is comprised of $0.8 million in severance, $0.3 million in excess facilities, $0.1 million for contract termination and $0.2 million in asset impairment.

We have made $3.4 million in payments relating to the 2006 plan. The remaining severance costs were paid by the end of the first quarter of 2007, and payments related to the excess facilities will extend to 2010.

2005

During 2005, we completed various restructuring activities aimed at streamlining production and reducing our operating expenses. In the first quarter of 2005, we recorded restructuring charges of $0.9 million in severance costs related to the termination of 24 employees across all business functions. In the second quarter of 2005, we expanded the workforce reduction activities initiated during the first quarter and terminated 63 research and development employees located in the Santa Clara facility. In addition, we consolidated its two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. As a result, we recorded total second quarter restructuring charges of $7.6 million including $6.7 million for termination benefits and a $0.9 million write-down of equipment and software assets whose value was impaired as a result of these plans. In the third quarter of 2005, we consolidated its facilities and vacated excess office space in the Santa Clara location, and recorded a restructuring charge of $5.3 million for excess facilities and an additional $0.1 million in severance costs.

In the first quarter of 2006, we continued the workforce reduction plans initiated in 2005 and recorded $1.6 million in restructuring charges related to the termination of 19 employees, primarily from research and development in the Santa Clara facility. During the third quarter of 2006, we reduced our estimated severance accrual related to the 2005 workforce reduction activities by $0.4 million, and increased our accrual for excess facilities related to the 2005 restructuring by $0.8 million.

To date, we have made payments relating to these activities of $11.0 million. As of April 1, 2007, the software assets have been disposed of a nominal amount of severance cost remains to be paid in 2007. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees, the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, we have recorded restructuring charges of $18.3 million, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. In 2006, we reversed $2.3 million of its restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the acquisition of the Storage Semiconductor Business.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities, and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. Due to a continued downturn in real estate markets, we recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, we recorded additional provisions for abandoned office facilities $2.2 million in the fourth quarter of 2004, and $0.8 million in the third quarter of 2006.

To date, we have made cash payments of $12.7 million and $175 million related to the 2003 and 2001 plans, respectively. We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

Other Income and Expenses ( in millions )

	First Quarter
	2007	2006	Change
Interest income, net	$1.8	$3.6	(50)%
Percentage of net revenues	2%	4%

Foreign exchange (loss) gain	$(1.0)	$0.0	(100)%
Percentage of net revenues	-1%	0%

Loss on extinguishment of debt and amortization of debt issue costs	$(0.2)	$(0.2)	0%
Percentage of net revenues	0%	0%

Gain (loss) on investments	$—	$1.8	(100)%
Percentage of net revenues	0%	2%

Interest income, net

Net interest income decreased by $1.7 million in the first quarter of 2007 compared to the first quarter of 2006. In February 2006, we paid approximately $431.2 million in cash for the acquisition of the Storage Semiconductor Business, thus reducing our interest income for part of the first quarter of 2006 and the entire first quarter of 2007. This reduction of $3.1 million was partially offset by increased interest income on increased cash from operations and an increase in overall yields.

Foreign exchange loss

Our foreign exchange loss was $1 million in the first quarter of 2007, primarily related to the revaluation of our income tax payable denominated in Canadian dollars. In the first quarter of 2006, our foreign exchange gain was less than $0.1 million.

We have a significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through the fourth quarter of 2008. We do not hedge our accrual for Canadian income taxes against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Provision for (recovery of) income taxes

We recorded a recovery of income taxes of $5.4 million in the first quarter of 2007 based on net income, excluding expenses for which we will not receive a tax benefit. Included in this amount is a $4.0 million tax recovery relating to the settlement of prior years tax credits.

We recorded a provision for income taxes of $11.2 million in the first quarter of 2006 based on net income, excluding expenses for which we will not receive a tax benefit. In addition, we recorded $7.1 million tax expense relating to withholding and other taxes on the repatriation of funds used to purchase the Storage Semiconductor Business.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the period ended December 31, 2006, which also provides commentary on our most critical accounting estimates. The following additional estimates were of note during the first three months of 2007:

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

In the first quarter of 2007, we recorded charges of $2.0 million for the restructuring of excess facilities in connection with our March 2007 restructuring plan. This estimate represents 100% of the estimated future operating costs and lease obligation for the exited space at our Santa Clara facility.

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

Our operations are conducted in a number of countries with complex tax legislation and regulations pertaining to our activities. We have recorded income tax liabilities based on our estimates and interpretations of those regulations for the countries we operate in. However, our estimates are subject to review and assessment by the tax authorities and the courts of those countries. For example, our estimated tax provision rate increased significantly at the end of 2006 due to an increase in our estimated tax liability following receipt in 2007 of a written communication from a tax authority concerning past transfer pricing policies and practices of certain companies within the PMC-Sierra group. As a result, we increased our provision for periods prior to 2006 by $29.9 million. The timing of any such review and final assessment of our liabilities by local authorities is substantially out of our control and is dependent on the actions by those authorities in the countries we operate in. Any re-assessment of our tax liabilities by tax authorities may result in adjustments of the income taxes we pay or refunds that are due to us.

In certain jurisdictions we have incurred losses and other costs that can be applied against future taxable earnings to reduce our tax liability on those earnings. As we are uncertain of realizing the future benefit of those losses and expenditures, we have taken a valuation allowance against all domestic and foreign deferred tax assets.

In the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). We applied the more-likely-than-not threshold to our identified uncertain positions, as prescribed in FIN 48, resulting in a $4.7 million reduction to retained deficit that, in the absence of the adoption provisions of FIN 48, would have reduced our income tax expense.

Business Outlook

We expect our revenues for the second quarter of 2007 to be in the range of $106 million to $109 million. As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”. Our revenue outlook for the second quarter of 2007 depends in part on achieving 27% of our revenues from our turns business to reach the mid-point of the revenue range. Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate our second quarter 2007 gross margins will remain at 64% including approximately $0.5 million stock-based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our second quarter research and development and selling, general and administrative expenses to be approximately $71 million to $72 million including stock-based compensation expense of approximately $9 million to $10 million. Therefore, we expect our second quarter operating research and development and selling, general and administrative expenses to be approximately $62 million.

We anticipate that interest and other income in the second quarter of 2007 will be approximately $2 million, and our income tax provision rate will range from 25% to 27%. This rate will vary depending on the mix of net income earned in the United States and other tax jurisdictions.

Liquidity & Capital Resources

Our principal source of liquidity at April 1, 2007, was $280.7 million in cash and cash equivalents.

In the first three months of 2007, we generated $17.8 million of cash in operating activities. Significant changes in working capital accounts included:

•	a $1.6 million increase in accounts receivable, on which our calculated number of days outstanding at the end of the first quarter of 2007 was 34 days compared to 33 at the end of 2006;

•	a $3.9 million decrease in inventory, reflecting a slight increase in our inventory turns from 4.3 in the fourth quarter of 2006 to 4.9 in the first quarter of 2007;

•	a $1.0 million decrease in prepaid expenses due to renewals of design tool software contracts;

•	a $1.0 million decrease in our payable for income taxes relating to tax recoveries recorded during the quarter, net of payments and tax accruals;

•	a $4.4 million net increase in accrued restructuring costs due to additional charges recorded in the first quarter of 2007 and payments made during the first three months of 2007; and

•	a $1.7 million increase in deferred income due to greater levels of shipments to our major distributor.

In the first three months of 2007, cash flows from our investment activities included:

•	investments of $3.6 million for the purchases of property, equipment and intangible assets.

In the first three months of 2007, cash flows from our financing activities included:

•	cash proceeds of $7.6 million from the issuance of common stock under our equity-based compensation plans.

As of April 1, 2007, we had cash commitments made up of the following:

(in thousands)	Total	2007	2008	2009	2010	2011	After 2011
Contractual Obligations

Operating Lease Obligations:
Minimum Rental Payments	$42,287	$8,731	$13,105	$8,155	$7,669	$4,627	$—
Estimated Operating Cost Payments	14,416	3,259	3,942	2,939	2,922	1,353	—
Long Term Debt:
Principal Repayment	225,000	—	—	—	—	—	225,000
Interest Payments	96,190	5,063	5,063	5,063	5,063	5,063	70,875
Purchase and other Obligations	24,778	9,444	5,803	7,568	1,964	—	—

	$402,671	$26,497	$27,913	$23,724	$17,617	$11,042	$295,875

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $13.4 million at April 1, 2007 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter. In addition, excluded from the table above are potential additional payments from the finalization for the purchase price for Passave, Inc., which will be settled on resolution of the UTStarcom suit (See Note 11 to the Condensed Consolidated Financial Statements).

We expect to use approximately $14.7 million of cash in the remainder of 2007 for capital expenditures, including purchased intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, capital expenditure, wafer deposit and remaining restructuring requirements through 2007.

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

Based on a sensitivity analysis performed on the financial instruments held at April 1, 2007, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100 or 150 basis points would each result in a decline, or increase, in portfolio value of approximately $0.1 million or less.

Senior Convertible Notes:

At April 1, 2007, $225 million of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

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

At April 1, 2007, we had four currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $39.6 million and the contracts had a fair value of $(0.9) million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accruals for Canadian income taxes in the ordinary course of business, and consequently in the first three months of 2007 we recorded a $1.0 million foreign exchange loss relating to this item. Our profitability would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies. For example, if the value of the United States dollar decreased by an additional 5% relative to the Canadian dollar, our profitability would decrease by $5.4 million.

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

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our chief executive officer and our chief financial officer, our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

UTStarcom

On November 17, 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California. In that claim, UTStarcom raised various demands regarding issues relating to the interaction of Passave’s PAS 5001 system-on-a-chip with a particular company’s switch used by UTStarcom in its Fiber-to-the-home (“FTTH”) products. In the suit, UTStarcom asserts various claims for breach of contract and breach of warranty and requests indemnity associated with the sale of Passave’s PAS 5001 products. UTStarcom claims that it incorporated those products into its FTTH products that were shipped to a particular customer, and that customer informed UTStarcom that those FTTH products supplied by UTStarcom were experiencing unacceptable data interruptions. UTStarcom further claims the data interruptions were caused by the failure of Passave’s PAS 5001 to properly interface with another company’s switch in the UTStarcom product. UTStarcom also claims that Passave breached certain warranties contained in its purchase orders and is obligated to indemnify UTStarcom and its customers for any damages that resulted from a breach of these warranties. UTStarcom further claims that its customers have submitted claims to UTStarcom, which UTStarcom also alleges stem from its product’s failure attributable to Passave’s chips. UTStarcom also claims that it has incurred costs and expenses in an amount exceeding $30 million in connection with the product defects it claims are attributable to the PAS 5001 products. On January 16, 2007, Passave filed its response to the amended complaint and also filed a cross-complaint against UTStarcom alleging interference with prospective economic advantage and breach of contract.

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

Stockholder Derivative Lawsuits

Three derivative actions have been filed against the Company, as a nominal defendant, and various current and former officers and/or directors: (1) Meissner v. Bailey, et al., Santa Clara Superior Court Case No. 1-06-CV-071329 (filed September 18, 2006); (2) Beiser v. Bailey, et al., United States District Court for the Northern District of California Case No. 5:06-CV-05330-RS (filed August 29, 2006); and (3) Barone v. Bailey, et al., United States District Court for the Northern District of California Case No. 4:06-CV-06473-SBA (filed October 16, 2006). On November 21, 2006, the Beiser and Barone actions were consolidated into one case. On January 18, 2007, the Santa Clara County Superior Court in California ordered that the Meissner action be stayed pending the outcome of the consolidated, federal Beiser/Baron action. A consolidated complaint in the Beiser/Baron action was filed on January 29, 2007 (the “Consolidated Complaint”).

The Consolidated Complaint generally allege that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its shareholders that these purported breaches of fiduciary duties caused harm to the Company, and the plaintiffs seek to recover damages on behalf of the Company. The Consolidated Complaint also alleges violations of federal securities laws. The Company is a nominal defendant in the cases, but any recovery in the litigation would be paid to the Company, rather than to its shareholders. The Company has engaged independent legal counsel to prepare joint defense arrangements for the various defendants.

On March 15, 2007, the Company filed three separate motions aimed at having the federal lawsuit dismissed on various legal grounds. The Court has set a hearing on these three motions for June 20, 2007.

Item 1A.	Risk Factors

Our Company is subject to a number of risks affecting our operating results – some are normal to the fabless semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this report before investing in PMC. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. The risk factors set forth below include any material changes to, and supersede the description, the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems accounted for more than 10% of our revenues in the first quarter of 2007. The companies that constitute our largest customers may change due to the Storage Semiconductor Business and Passave acquisitions. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

The Storage Semiconductor Business acquisition may make the Company reliant on a limited number of customers for a major portion of its revenues. PMC may also be unsuccessful at either selling the existing products of the acquired business, or developing and selling new products of the combined company. PMC may not achieve its goal of improving time-to-market for integrated circuits using its existing technology and the acquired business’ technology.

If PMC fails to successfully address integration challenges in a timely manner, or at all, it may not realize the anticipated benefits or synergies of the acquisitions to the extent, or in the time frame, anticipated. Even if the acquired businesses are successfully integrated, the Company may not receive the expected benefits of the acquisitions, which are based on forecasts, which are subject to numerous assumptions, which may prove to be inaccurate. Any one of these integration challenges or any combination thereof could adversely affect PMC’s cash flow and results of operations, and as a result, the acquisitions may prove to be dilutive to existing shareholders.

We are involved in litigation with UTStarcom that is expensive and time consuming.

In November 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California, which is more fully described above under Part II Item 1. “Legal Proceedings”. We believe that Passave has meritorious defenses to UTStarcom’s claims. Although we have attempted to try to resolve this claim, we may not be able to do so on reasonable terms, if at all. If PMC loses this litigation, a court could require us to pay substantial damages. Any negotiated resolution of the UTStarcom claim could also require PMC to make substantial payments. Either of these results could have a material adverse effect on our business, results of operations and financial condition.

Changes in the political and economic climate in China and Taiwan may have a significant impact on our profitability.

China represents a significant portion of our net revenues (15% in the quarter ended April 1, 2007 and 16% in the quarter ended April 2, 2006) and substantially all of Passave’s revenues in 2006 were derived from sales of its products into Japan. Our financial condition and results of operations are becoming increasingly dependent on our sales in China and the majority of our wafer supply comes from Taiwan. China has large organizations with major programs that can start and stop quickly. For example, in 2004 our operating profits were adversely affected by a sudden slowdown in telecom infrastructure build-out in China. Instability in China’s economic environment could lead to a contraction of capital spending by our customers. Economic downturns, decreases in demand in these markets for our products and overall negative market conditions in Asia could have a disproportionate effect on our overall business results. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

Hostilities in Israel may have a significant impact on our Israeli subsidiary’s ability to conduct its business.

One of our subsidiaries is located in Israel, and employs approximately 160 people. If regional hostilities resume, a significant number of the subsidiary’s employees may be called into active military duty at any time. As a result, while product development schedules have not to date been impacted, there may be delays in their ability to meet future development schedules. It is not clear if the hostilities will resume, and if so, how many of PMC employees may be called to military duty or otherwise affected by any potential hostilities.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accrual for Canadian income taxes in the ordinary course of business, and consequently in the first three months of 2007 we recorded a $1.0 million foreign exchange loss relating to this item. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States and Canadian currencies.

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

Acquiring products, intellectual property, technologies, or businesses from third parties is a core part of our business strategy. That strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. These challenges include integration of product lines, sales forces, customer lists and manufacturing facilities, development of expertise outside our existing business, diversion of management time and resources, possible divestitures, inventory write-offs and other charges. We also may be forced to replace key personnel who may leave our Company as a result of the acquisition. We cannot be certain that we will find suitable acquisition candidates or that we will be able to meet these challenges successfully.

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

Although our customers, our suppliers, and we rigorously test our products, our highly complex products may contain defects or bugs. We have in the past experienced, and may in the future experience, defects and bugs in our products. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products. This could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers.

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

In 2005, 2006 and 2007, we implemented restructuring plans to streamline production and reduce and reallocate operating costs. In 2001 and 2003, we implemented plans to restructure our operations in response to the decline in demand for our networking products. We reduced the workforce and consolidated or shut down excess facilities in an effort to bring our expenses into line with our revenue expectations.

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

PMC-SIERRA, INC.
(Registrant)

Date: May 10, 2007	/s/ Michael W. Zellner
Michael W. Zellner
Vice President, Chief Financial Officer and Principal Accounting Officer