Form 10-Q
period 2007-07-01
PMC SIERRA INC
filed 2007-08-09
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 1, 2007

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

Yes  ☐    No  ☒

Common shares outstanding at July 31, 2007 – 214,335,618

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net revenues	$104,692	$118,780	$208,357	$206,561
Cost of revenues	37,650	43,560	75,221	70,185

Gross profit	67,042	75,220	133,136	136,376
Other costs and expenses:
Research and development	41,635	41,587	86,159	75,336
Selling, general and administrative	25,171	27,174	51,869	46,767
Amortization of purchased intangible assets	9,836	9,934	19,671	12,044
In-process research and development	—	20,500	—	35,300
Restructuring costs and other charges	3,786	—	10,680	(738)

Loss from operations	(13,386)	(23,975)	(35,243)	(32,333)
Other income (expense):
Interest income, net	2,472	1,267	4,309	4,833
Foreign exchange loss	(7,926)	(3,378)	(8,922)	(3,365)
Amortization of debt issue costs	(242)	(242)	(484)	(484)
Loss on investments, net	—	(3,118)	—	(1,269)

Loss before recovery of (provision for) income taxes	(19,082)	(29,446)	(40,340)	(32,618)
Recovery of (provision for) income taxes	(3,177)	(2,388)	2,258	(13,549)

Net loss	$(22,259)	$(31,834)	$(38,082)	$(46,167)

Net loss per common share - basic and diluted	$(0.10)	$(0.16)	$(0.18)	$(0.24)
Weighted average number of common shares used in per share calculation - basic and diluted	215,688	203,067	214,785	195,143

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	July 1, 2007	December 31, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$298,274	$258,914
Accounts receivable, net of allowance for doubtful accounts of $1,768 (2006 - $1,768)	36,865	37,303
Inventories, net	28,511	34,505
Prepaid expenses and other current assets	17,485	16,186
Deferred tax assets	3,671	978

Total current assets	384,806	347,886
Investments and other assets	12,964	14,653
Property and equipment, net	18,050	18,904
Deferred tax assets	41,402	397
Goodwill	398,418	395,943
Intangible assets, net	208,143	223,629
Deposits for wafer fabrication capacity	5,145	5,145

	$1,068,928	$1,006,557

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$18,479	$19,074
Accrued liabilities	52,969	51,199
Income taxes payable	—	722
Deferred income taxes	2,792	2,042
Liability for unrecognized tax benefit	63,044	58,706
Accrued restructuring costs	14,912	12,657
Deferred income	15,467	11,340

Total current liabilities	167,663	155,740
Long term obligations	1,065	—
2.25% Senior convertible notes due October 15, 2025	225,000	225,000
Deferred taxes and other tax liabilities	12,461	10,612
Liability for unrecognized tax benefit	87,683	42,045

PMC special shares convertible into 2,099 (2006 - 2,099) shares of common stock	2,732	2,732

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 213,994 shares issued and outstanding (2006 - 210,650)	234	230
Additional paid in capital	1,360,245	1,327,578
Accumulated other comprehensive income (loss)	1,448	(1,127)
Accumulated deficit	(789,603)	(756,253)

Total stockholders’ equity	572,324	570,428

	$1,068,928	$1,006,557

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net loss	$(38,082)	$(46,167)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	6,266	5,299
Amortization of intangible assets	22,318	13,599
Amortization of deferred income taxes	(1,024)	—
Amortization of debt issuance costs	484	484
Stock-based compensation	19,062	15,924
Loss on disposal of property and equipment	490	—
In-process research and development	—	35,300
Loss on investments	—	1,243
Changes in operating assets and liabilities, net of the effect of acquisition:
Accounts receivable	438	(13,151)
Inventories	5,994	(4,988)
Prepaid expenses and other current assets	478	(16,588)
Accounts payable and accrued liabilities	410	(2,158)
Deferred taxes and income taxes payable	12,579	13,019
Accrued restructuring costs	2,406	(4,428)
Deferred income	4,127	1,483

Net cash provided by (used in) operating activities	35,946	(1,129)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(413,781)
Proceeds from sales and maturities of short-term available-for-sale investments	—	181,450
Proceeds from sale of investments and other assets	—	5,440
Purchases of property and equipment	(4,436)	(5,113)
Purchase of intangible assets	(5,759)	(1,747)

Net cash used in investing activities	(10,195)	(233,751)

Cash flows from financing activity:
Proceeds from issuance of common stock	13,609	20,793

Net cash provided by financing activity	13,609	20,793

Net increase (decrease) in cash and cash equivalents	39,360	(214,087)
Cash and cash equivalents, beginning of the period	258,914	405,566

Cash and cash equivalents, end of the period	$298,274	$191,479

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,531	$2,531
Cash refund of income taxes	(4,970)	—
Cash paid for income taxes	910	238
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	$—	$630
Issuance of common stock and assumption of vested stock options on acquisition	—	254,546

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc. (the “Company” or “PMC”) designs, develops, markets and supports high-speed broadband communications semiconductors, storage semiconductors and microprocessors for metro, access, Fiber-To-The-Home, wireless infrastructure, storage, laser printers and fibre access gateway equipment. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2007 will consist of 52 weeks and will end on Sunday, December 30. Fiscal 2006 consisted of 52 weeks and ended on Sunday, December 31. The first six months of 2007 and 2006 consisted of 26 weeks.

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

Cash and cash equivalents. At July 1, 2007, Cash and cash equivalents included $0.8 million (December 31, 2006 - $0.8 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $8.0 million and $8.4 million at July 1, 2007 and December 31, 2006, respectively) were as follows:

(in thousands)	July 1, 2007	December 31, 2006
Work-in-progress	$11,132	$17,463
Finished goods	17,379	17,042

	$28,511	$34,505

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s net income and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income when the hedged item affects net income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income. During the quarter ended July 1, 2007, all hedges were designated as cash flow hedges.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 31, 2006 to July 1, 2007 and for the same period in the prior year were as follows:

	Six Months Ended
(in thousands)	July 1, 2007	July 2, 2006
Balance, beginning of the year	$4,331	$3,997
Accrual for new warranties issued	1,043	920
Reduction for payments (in cash or in kind)	(238)	(131)
Adjustments related to changes in estimate of warranty accrual	686	(306)

Balance, end of the period	$5,822	$4,480

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

The Company uses the straight-line method for attributing stock-based compensation expense. See Note 3 to the Condensed Consolidated Financial Statements for further information on stock-based compensation.

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

PMC purchased the Storage Semiconductor Business due to its strategic and product fit with PMC, the market position the Storage Semiconductor Business has in the Fibre Channel controller market, the design capabilities of its engineering team, and the growth opportunities for standard semiconductor solutions in the enterprise storage market. The Storage Semiconductor Business was part of Agilent’s Semiconductor Products Group (as defined in the Purchase Agreement), which Avago, an entity created by Kohlberg Kravis Roberts & Co. and Silver Lake Partners, acquired in December 2005. Under the terms of the Purchase Agreement, Palau Acquisition Corporation, a Delaware corporation and direct wholly owned subsidiary of PMC, purchased the Storage Semiconductor Business for the following consideration:

(in thousands)
Cash paid on closing date	$424,505
Additional cash for post-closing adjustments	6,822
Merger costs	5,602

Total consideration	$436,929

Merger costs include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill, which for this acquisition is deductible for tax purposes. The allocation was determined by management, based on a third-party valuation. Subsequent to the acquisition date, the initial purchase price and residual goodwill were adjusted by $1.1 million for additional inventory, by $4.0 million for design software licenses, and by $1.7 million for settlement of a legal matter. The allocation of the purchase price was as follows:

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

Passave Inc.

On May 4, 2006, the Company acquired Passave, Inc. (“Passave”), a privately held Delaware corporation, pursuant to the Agreement and Plan of Merger, dated April 4, 2006 (the “Merger Agreement”), among the Company, a newly formed direct wholly-owned subsidiary of the Company (“Merger Sub”), Passave, and a representative of certain securityholders of Passave. Under the terms of the Merger Agreement, the Company issued shares of its common stock and assumed stock options, and incurred merger costs having a total value of $304.0 million for all of the outstanding capital stock, warrants and outstanding stock options of Passave. Of this amount, $257.5 million was allocated to the purchase price and $46.5 million related to unvested stock and stock options of Passave will be recorded as stock-based compensation over the requisite service period in accordance with FAS 123(R). The fair value of options assumed was calculated using a lattice-binomial method. The Company and the securityholders of Passave have agreed to indemnify the other for, among other things, breaches of representations, warranties and covenants of the Company and Passave in the Merger Agreement. These financial statements include the results of operations of Passave from the acquisition date.

PMC purchased Passave due to its market share leadership in Passive Optical Networking solutions. This acquisition fits with PMC’s strategic intent to address the high-growth fibre access market and is aligned with PMC’s developments in customer premises equipment. PMC purchased Passave for the following consideration:

(in thousands)
PMC shares	$224,411
Vested Passave stock options assumed by PMC	30,135
Additional post-closing adjustment	2,275
Merger costs	2,950

Total consideration	$259,771

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill. The final allocation was determined by management, based on a third-party valuation. Subsequent to the acquisition date, the allocation of purchase price and residual goodwill were adjusted by $2.3 million for finalization of a legal matter (see Note 11 to the Condensed Consolidated Financial Statements). Merger costs include PMC’s estimate of investment banking fees, legal and accounting fees and other external costs directly related to the merger.

Net assets acquired consist of the following:

(in thousands)
Tangible assets, net of liabilities	$10,512
Intangible assets	82,500
In-process research and development	20,500
Goodwill	146,259

Net assets acquired	$259,771

Intangible assets acquired, and their respective estimated remaining useful lives, over which each asset will be amortized on a straight-line basis, are:

(in thousands)	Estimated fair value	Estimated average remaining useful life
Existing technology	$46,000	4 years
Customer relationships	20,300	4 years
Core technology	15,400	4 years
Backlog	800	eight months
In-process research and development	20,500	N/A

Total intangible assets	$103,000

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but will instead be tested for impairment annually or more frequently if certain indicators are present.

Estimated future amortization expense for purchased intangible assets from both the acquisitions is as follows:

(in thousands)
2007	$19,671
2008	39,343
2009	39,343
2010	25,726
2011	18,918
Thereafter	50,248

Total	$193,249

NOTE 3. Stock-Based Compensation

At July 1, 2007, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three and six months ended July 1, 2007 and July 2, 2006 as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Cost of revenues	$532	$489	$1,049	$912
Research and development	4,400	4,046	8,667	6,540
Selling, general and administrative	4,712	5,488	9,345	8,472

Total	$9,644	$10,023	$19,061	$15,924

The Company received cash of $6.0 million and $13.6 million on the exercise of stock-based awards during the three and six months ended July 1, 2007, respectively.

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

Activity under the option plans during the three months ended July 1, 2007 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value per share at July 1, 2007
Outstanding, April 1, 2007	34,081,833	$9.50
Granted	540,620	$7.33
Exercised	(1,338,357)	$4.50
Forfeited	(2,061,198)	$12.43
Outstanding, July 1, 2007	31,222,898	$9.50	6.96	$0.96

Exercisable, July 1, 2007	18,718,415	$10.68	5.81	$0.93

No adjustment was required with respect to fully vested options that expired during the three months ended July 1, 2007. An adjustment of $1.2 million was recorded for pre-vesting forfeitures associated primarily with restructuring related activities.

The fair value of the Company’s stock option awards granted to employees during the three months ended July 1, 2007 was estimated using a lattice-binomial valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition in the three and six months ended July 1, 2007, and for disclosure purposes under SFAS 123 in the three and six months ended July 2, 2006, using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Expected life (years)	5.09	4.00	4.07	3.90
Expected volatility	62.10%	56.90%	62.04%	57.30%
Risk-free interest rate	4.57%	5.00%	4.49%	4.80%

The weighted average grant-date fair value of stock options granted during the three and six months ended July 1, 2007 was $4.00 and $3.18, respectively, per stock option. The total intrinsic value of stock options exercised during the three and six months ended July 1, 2007 was $4.0 million and $8.2 million, respectively.

As of July 1, 2007 there was $58.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan, which is expected to be recognized over an average period of 2.5 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSU’s”) to employees and directors. The first grant of RSU’s occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.

A summary of RSU activity during the three months ended July 1, 2007 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, April 1, 2007	—	—	—
Granted	760,735	—	—
Released	—	—	—
Forfeited	(11,676)	—	—
Outstanding, July 1, 2007	749,059	2.44	$5,790,226

Restricted Stock Units vested and expected to vest July 1,2007	554,223	2.31	$4,284,145

As of July 1, 2007 total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSU’s was $4.1 million, which is expected to be recognized over the next 3.8 years.

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

During the first quarter of 2007, 940,083 shares were issued under the ESPP at a weighted-average price of $4.75 per share. No ESPP awards were granted during the three months ended July 1, 2007. As of July 1, 2007, 8,963,304 shares were available for future issuance under the ESPP (December 31, 2006 - 7,903,387).

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

At July 1, 2007, the Company had three currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $32.5 million and the contracts had a fair value of $2.2 million as of July 1, 2007. The gain or loss from the ineffective portion of the hedges was not significant.

NOTE 5. Restructuring costs and other charges

The activity related to excess facility, contract termination, and severance accruals, under the Company’s restructuring plans during the six months ended July 1, 2007, by year of plan, were as follows:

Excess facility and contract termination costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2006	$—	$2,111	$4,268	$549	$5,096	$12,024
Adjustments	—	—	—	(50)	—	(50)
New charges	2,062	—	—	—	—	2,062
Cash payments	(236)	(277)	(702)	—	(1,033)	(2,248)

Balance at July 1, 2007	$1,826	$1,834	$3,566	$499	$4,063	$11,788

Severance costs

(in thousands)	2007	2006	2005	Total
Balance at December 31, 2006	$—	$536	$97	$633
Adjustment	—	(52)	(59)	(111)
New charges	8,180	—	—	8,180
Cash payments	(5,414)	(126)	(38)	(5,578)

Balance at July 1, 2007	$2,766	$358	$—	$3,124

In the six months ended July 1, 2007, the Company has recorded $10.7 million of expense and charges related to restructuring activities. The primary components of this charge, and a reconciliation to the accrual relating to our 2007 restructuring plan is as follows:

	2007 Plan	Other Plans	Total
Restructuring charges:
Severance	$8,180	$—	$8,180
Excess facilities, contract terminations	2,062	—	2,062
Asset write-off’s	600	—	600
Reversal of accruals for restructuring activities that have concluded	—	(162)	(162)

	10,842	(162)	10,680
Less items affecting accrual:
Payments	(5,754)	—	(5,754)
Write-off’s applied	(600)	—	(600)
Foreign exchange revaluation	104	—	104

	$4,592	$(162)	$4,430

2007

In the first quarter of 2007, the Company initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. The Company also vacated excess office space at its Santa Clara facility. To date, the Company has incurred $8.2 million in termination and relocation costs, $2.0 million for excess facilities, $0.6 million in asset impairment charges and $49,000 in contract termination costs.

The Company has made payments of $5.7 million in connection with this plan. Remaining severance costs will be paid by the end of 2007. Payments related to facilities may extend until 2011.

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

To date, the Company has made payments relating to these activities of $3.5 million. The remaining severance costs were paid by the end of the first quarter of 2007, and payments related to the excess facilities will extend to 2010.

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

To date, the Company has made payments relating to these activities of $11.3 million. Payments related to the excess facilities will extend to 2011.

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

To date, the Company has made cash payments of $12.7 million and $175.4 million related to the 2003 and 2001 plans, respectively. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities may extend to 2011.

NOTE 6. Investments in debt securities

The following table summarizes the Company’s investments in debt securities:

(in thousands)	July 1, 2007	December 31, 2006
Available-for-sale:
Corporate bonds and notes	$152,707	$153,249

These debt securities are reported as cash equivalents in the balance sheet as they are highly liquid and have maturities of less than ninety days.

NOTE 7. Investments and other assets

During the three months ended July 2, 2006, the Company recorded a $3.2 million impairment loss on its investment in a private company, which was its carrying value. This was offset by a $0.1 million gain on sale of another investment.

During the three months ended April 2, 2006, the Company sold its investment in Ikanos Communications Inc. for proceeds of $5.1 million and recorded a gain of $3.1 million, included in Gain on investments in the Condensed Consolidated Statement of Operations.

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

In addition, the Company had $44.2 million for the payment of interest and penalties accrued at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company decreased its accrual for interest and penalties to $32.6 million. In the first six months of 2007, the Company recorded $6.5 million in additional interest expense. The Company recognizes interest and penalties related to income tax liabilities as a component of income tax expense.

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

Included in the balance of unrecognized tax benefits at January 1, 2007, are $125 million of tax benefits that, if recognized, would affect the effective tax rate. In the first half of 2007, the Company increased the balance of unrecognized tax benefits by $25.7 million, to bring the total unrecognized tax benefit at July 1, 2007 to $150.7 million. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

The impact of the Company’s adoption of FIN 48 on accumulated deficit is as follows:

Six Months Ended
(in thousands)	July 1, 2007
Balance, beginning of the year	$(756,253)
Net loss	(38,082)
Adjustments related to adoption of FIN48	4,732

Balance, end of the period	$(789,603)

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 to 2006. A subsidiary of the Company is currently open to audit under the statute of limitations or agreement by the Canadian Revenue Agency for the years ending December 31, 2000 to 2006.

NOTE 9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net loss	$(22,259)	$(31,834)	$(38,082)	$(46,167)
Other comprehensive (loss) income:
Change in net unrealized gains on investments	—	59	—	(51)
Change in fair value of derivatives	2,053	205	2,575	(506)

Total	$(20,206)	$(31,570)	$(35,507)	$(46,724)

NOTE 10. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For purposes of computing basic net loss per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of convertible subordinated notes (using the if-converted method) and unvested restricted stock awards, outstanding options and shares issuable under the Company’s employee stock purchase plan (using the treasury stock method).

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Numerator:
Net loss	$(22,259)	$(31,834)	$(38,082)	$(46,167)

Denominator:
Basic and diluted weighted average common shares outstanding (1)	215,688	203,067	214,785	195,143

Basic and diluted net loss per share	$(0.10)	$(0.16)	$(0.18)	$(0.24)

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

Since PMC-Sierra had a net loss for the three and six months ended July 1, 2007 and July 2, 2006, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the three months ended July 1, 2007 and July 2, 2006, it would have included in the computed dilutive potential common shares totaling approximately 2.4 million and 7.0 million, respectively, relating to stock options, employee stock purchase plan, and restricted stock units. Common stock equivalents related to the 2.25% Senior Convertible Notes were excluded from diluted net loss per share because they would be antidilutive.

Note 11. Contingencies

On November 17, 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California. UTStarcom claimed breach of contract and breach of warranty and requests indemnity associated with the sale of Passave’s PAS 5001 products and claimed it incurred fees and expenses in excess of $30 million. In its answer, Passave asserted numerous defenses and a cross-complaint against UTStarcom alleging interference with prospective economic advantage and breach of contract.

On August 7, 2007, the parties agreed to settle their disputes. In exchange for a dismissal of all claims with prejudice, Passave agreed to pay a cash amount and provide a limited amount of product to UTStarcom over the next three years.

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

The Consolidated Complaint generally alleges that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders, that these purported breaches of fiduciary duties caused harm to the Company, and the plaintiffs seek to recover damages on behalf of the Company. The Consolidated Complaint also alleges violations of federal securities laws. The Company is a nominal defendant in the case, but any award in the litigation would be paid to the Company, rather than to its stockholders. The defendants have entered into joint defense arrangements. On March 15, 2007, the Company filed three separate motions aimed at having the federal lawsuit dismissed on various legal grounds. One of these motions was on the basis that plaintiffs failed to plead with particularity facts establishing that a litigation demand on the board of directors of the Company would have been futile at the time they commenced the derivative lawsuit. On June 20, 2007, the Court heard the motion to dismiss plaintiffs’ complaint for failure to plead demand futility with particularity but has not yet issued its ruling.

We have entered into indemnification agreements with each of our present and former directors and officers that are implicated by the shareholder derivative lawsuits. Under those agreements, the Company is required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation (other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest).

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

OVERVIEW

We generate revenues from the sale of semiconductor devices that we have designed and developed or acquired. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, all of our revenues in the first six months of 2007 came from parts developed or acquired in 2006 and earlier. After an individual product is completed and announced it may take several years before that device generates any significant revenues. Our current revenues are generated by a portfolio of more than 350 products.

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

Going forward, we plan to continue to aggressively focus on the cost side of our business and find ways to improve on operational efficiencies. As part of this plan, we implemented a cost reduction plan in the first quarter of 2007 aimed at improving corporate performance and boosting productivity across the organization. We announced a reduction of our workforce by 175 people and the closure of two of our facilities in Canada. We estimate that the total costs and charges associated with the restructuring will be approximately $12-14 million, of which $10.7 million has been recorded to date.

We have completed the integration of the Storage Semiconductor Business and Passave, which were acquired in 2006. We continue to implement processes aimed at improving operational efficiencies across the organization.

Results of Operations

Second Quarters of 2007 and 2006

Net Revenues (in millions)

	Second Quarter
	2007	2006	Change
Net revenues	$104.7	$118.8	(12%)

Net revenues for the second quarter of 2007 were $104.7 million compared to $118.8 million for the same period in 2006, a decrease of $14.1 million, or 12%. The decrease was primarily attributable to two factors. In the second quarter of 2007, due to changes in circumstances in how we conduct business with the international entities of a certain distributor, we changed our method of recording sales to this distributor to a sell-through basis, which is consistent with our existing revenue recognition practice for business conducted in North America with this distributor and is in conformance with our revenue recognition practices and policy. In addition, revenues from our wireline communications products decreased $19 million compared to the second quarter of 2006. These decreases in revenue were partially offset by increased revenue from our storage, Fiber-To-The-Home and microprocessor products, of $9.0 million.

Gross Profit (in millions)

	Second Quarter
	2007	2006	Change
Gross profit	$67.0	$75.2	(11%)

Percentage of net revenues	64%	63%

Total gross profit decreased $8.2 million, or 11%, in the second quarter of 2007 compared to the same period in 2006. The decrease in gross profit is attributable to the reduction in sales volume of our wireline communications products and the gross margin impact resulting from the deferral of certain distributor revenue. Partially offsetting these factors was an increase in gross margin attributable to our storage, Fiber-To-The-Home and microprocessor products of $5.4 million.

Gross profit as a percentage of revenues was 64% in the second quarter of 2007 compared with 63% in the second quarter of 2006. While product mix can influence our gross profit as a percentage of revenue, from quarter to quarter, our underlying gross profit percentage in the second quarter of 2007 remained constant with that in the second quarter of 2006.

Other Costs and Expenses (in millions)

	Second Quarter
	2007	2006	Change
Research and development	$41.6	$41.6	0%
Percentage of net revenues	40%	35%
Selling, general and administrative	$25.2	$27.2	(7%)
Percentage of net revenues	24%	23%
Amortization of purchased intangible assets	$9.8	$9.9	(1%)
Percentage of net revenues	9%	8%
In-process research and development	$—	$20.5	(100%)
Percentage of net revenues	0%	17%
Restructuring costs and other charges	$3.8	$—	100%
Percentage of net revenues	4%	0%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses were at the same level in the second quarter of 2007 compared to the second quarter of 2006. Total payroll costs were lower by $2.1 million due to cost reduction activities undertaken in the first quarter of 2007, and we recorded $0.4 million less in depreciation in the second quarter of 2007 compared to the second quarter of 2006. These decreases in expenses were offset by increases in material costs and software and hardware costs related to our R&D programs currently underway.

Our selling, general and administrative, or SG&A, expenses decreased by $2.0 million, or 7%, in the second quarter of 2007 compared to the second quarter of 2006. The primary reasons for the decrease in SG&A expense were a credit of $2.2 million arising from the favorable settlement of a payroll tax matter with the United Kingdom tax authorities, the receipt of a capital tax refund of $0.5 million, $0.8 million in less stock based compensation in the second quarter of 2007 than the second quarter of 2006, and reduced spending on marketing-related costs by $0.4 million. Partially offsetting these decreases was a $1.7 million increase in legal fees incurred in relation to a pending litigation matter (refer to Note 11 in the Condensed Consolidated Financial Statements).

Amortization of purchased intangible assets and in-process research and development

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc. Amortization of intangible assets acquired from Passave and the Storage Semiconductor Business in the second quarters of 2007 and 2006 was $5.1 million and $4.7 million, respectively.

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

At the acquisition date, early revisions of the AFE products were in the final stage of testing and had been sent out to be manufactured or “taped out,” with estimated costs to complete of approximately $0.4 million. At the end of the second quarter of 2007, production testing on AFE products was complete and no further development efforts were required. The EPON products were in the design testing stage, with estimated costs to complete of approximately $1.9 million. By the end of the second quarter of 2007, the EPON 6301 was shipping to customers and the EPON 5201 was released to production.

GPON products were in the early design and prototype stages at acquisition, with estimated costs to complete of approximately $4.5 million at the acquisition date. By the end of the second quarter of 2007, one of the products was being tested at customer sites. Another product is now being incorporated with other PMC technology and is part of larger scope project that is expected to take another ten to twelve months to complete. Remaining efforts for completion include final stages of development, design testing, tape out, and final testing, as well as customer acceptance.

A portion of the purchase for the Storage Semiconductor Business was allocated to in-process research and development projects and was expensed in the first quarter of 2006 because technological feasibility had not been established and no future alternative uses exist. Projects acquired and expensed include three next-generation Tachyon storage protocol products.

At the acquisition date, two of the next-generation Tachyon products had been taped out, with estimated costs to complete of approximately $0.8 million. These products are now in production.

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

Restructuring costs and other charges

Please refer to the full description of our various restructuring activities and plans in this Management’s Discussion and Analysis under “First Six Months of 2007 and 2006”. The activity related to excess facility, contract termination, and severance accruals, under the Company’s restructuring plans during the three months ended July 1, 2007, by year of plan, were as follows:

Excess facility and contract termination costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at April 1, 2007	$1,954	$1,919	$3,917	$549	$4,619	$12,958
Adjustments	—	—	—	(50)	—	(50)
New charges	49	—	—	—	—	49
Cash payments	(177)	(85)	(351)	—	(556)	(1,169)

Balance at July 1, 2007	$1,826	$1,834	$3,566	$499	$4,063	$11,788

Severance costs

(in thousands)	2007	2006	2005	Total
Balance at April 1, 2007	$3,639	$387	$30	$4,056
Adjustment	—	—	(30)	(30)
New charges	3,672	—	—	3,672
Cash payments	(4,545)	(29)	—	(4,574)

Balance at July 1, 2007	$2,766	$358	$—	$3,124

Other Income and Expenses (in millions)

	Second Quarter
	2007	2006	Change
Interest income, net	$2.5	$1.3	92%
Percentage of net revenues	2%	1%
Foreign exchange (loss) gain	$(7.9)	$(3.4)	132%
Percentage of net revenues	-8%	-3%
Amortization of debt issue costs	$(0.2)	$(0.2)	0%
Percentage of net revenues	0%	0%
Gain (loss) on investments	$—	$(3.1)	100%
Percentage of net revenues	0%	-3%

Interest income, net

Net interest income increased by $1.2 million in the second quarter of 2007 compared to the second quarter of 2006 due to holding increasing cash balances and improved yields.

Foreign exchange gain (loss)

We have a significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through the first quarter of 2008. We do not hedge our accrual for Canadian income taxes against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Our net foreign exchange loss was $7.9 million in the second quarter of 2007, of which $8.3 million related to the revaluation of our Canadian tax liability that is denominated in Canadian dollars. In the second quarter of 2006, our foreign exchange loss was $3.4 million, of which a significant portion related to the revaluation of our Canadian tax liability. The foreign exchange rate between US and Canadian dollars declined 8% in the second quarter of 2007 compared to declining 4% in the second quarter of 2006.

Loss on investments

During the second quarter of 2006, we recorded an impairment loss of $3.2 million on our investment in a private company, which has been included in (Loss) gain on investments on the Statement of Operations. This was offset by a $0.1 million gain on sale of another investment. No impairment loss was recorded in the second quarter of 2007.

Provision for income taxes

We recorded a provision for income taxes of $3.2 million in the second quarter of 2007 based on net income, excluding expenses for which we will not receive a tax benefit.

We recorded a provision for income taxes of $2.4 million in the second quarter of 2006.

First Six Months of 2007 and 2006

Net Revenues (in millions)

	First Six Months
	2007	2006	Change
Net revenues	$208.4	$206.6	1%

Net revenues for the first six months of 2007 were $208.4 million compared to $206.6 million for the same period in 2006, an increase of $1.8 million, or 1%. This net increase is primarily attributable to the following factors: a $9.3 million increase in sales of our storage, Fiber-To-The-Home and microprocessor products, a $15 million increase due to the inclusion of Fiber-To-The-Home product sales for the full six months in 2007 compared to only two months in the first half of 2006, a $16.9 million increase due to the inclusion of Tachyon products for six months in 2007 compared to four months in the first half of 2006, partially offset by a $35 million decrease in sales of our communications products and $4.2 million of deferred revenue on shipments to a certain distributor in 2007.

Gross Profit (in millions)

	First Six Months
	2007	2006	Change
Gross profit	$133.1	$136.4	(2%)

Percentage of net revenues	64%	66%

Total gross profit decreased $3.3 million, or 2%, in the first six months of 2007 compared to the same period in 2006.

Gross profit as a percentage of revenues decreased to 64% in the first six months of 2007 from 66% in the first six months of 2006. This decrease is attributable primarily to the following two factors. Firstly, PMC’s product mix changed as a result of the acquisitions. Since many of the acquired products sell at overall lower gross margins, particularly the Fiber-To-The-Home products, our gross profit as a percentage of revenues decreased approximately 1%. If the proportion of revenues from the acquired products increases, we expect this trend to continue.

In addition, the change in method of recording sales to the aforementioned certain distributor resulted to a sell-through basis reduced gross profit by a further 1%.

Operating Expenses and Charges (in millions)

	First Six Months
	2007	2006	Change
Research and development	$86.2	$75.3	14%
Percentage of net revenues	41%	36%
Selling, general and administrative	$51.9	$46.8	11%
Percentage of net revenues	25%	23%
Amortization of purchased intangible assets	$19.7	$12.0	64%
Percentage of net revenues	9%	6%
In-process research and development	$—	$35.3	(100%)
Percentage of net revenues	0%	17%
Restructuring costs and other charges	$10.7	$(0.7)	1,629%
Percentage of net revenues	5%	0%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses were $86.2 million, or 14%, higher in the first six months of 2007 compared to the first six months of 2006. Total payroll costs, were higher in 2007 by $3.1 million, with salary increases and additional headcount from Passave and the Storage Semiconductor Business acquisitions in 2006 adding $5.2 million of costs and the workforce reduction in the first quarter of 2007 reducing costs by $2.1 million. In addition, we recorded $8.7 million of stock-based compensation expense in the first six months of 2007 compared to $6.5 million in the first six months of 2006. Materials costs were higher by $3.0 million, hardware and software maintenance costs increased by $1.8 million, office and facilities costs were higher by $0.6 million and training and travel costs also increased by $0.1 million due to the acquisitions. These increases were offset by decreases in depreciation and professional fees of $0.3 million and $0.1 million, respectively.

Our selling, general and administrative, or SG&A, expenses increased by $5.1 million, or 11%, in the first six months of 2007 compared to the first six months of 2006. The primary reasons for this net increase in SG&A expenses as a percentage of revenues were incremental payroll, stock based compensation and facilities costs associated with our 2006 acquisitions of $5.0 million and professional fees increased $2.9 million primarily in connection with legal fees associated with certain litigation matters, partially offset by a credit of $2.8 million arising from the settlement of a payroll tax matter in the United Kingdom and a capital tax refund.

Amortization of purchased intangible assets and in-process research and development

During the six months ended July 2, 2006 we completed the acquisitions of the Storage Semiconductor Business and Passave for total consideration of approximately $732.0 million. Of the $431.2 million purchase price for the Storage Semiconductor Business, $167.4 million was allocated to identified intangible assets with estimated useful lives ranging from six months to 10 years. We recorded amortization expense related to these assets of $9.4 million in the first six months of 2007, compared to $7.9 million from February 28, 2006, the date of acquisition, to July 2, 2006. Of the $304.0 million total consideration for Passave, $82.5 million was allocated to identified intangible assets with estimated useful lives ranging from eight months to 4 years. Amortization of these assets from the date of the acquisition on May 4, 2006 was $3.6 million in the first six months of 2006 and $10.2 million in the first six months of 2007.

In-process research and development charges of $14.8 million and $20.5 million were recorded during the first six months of 2006 with respect to the acquisitions of the Storage Semiconductor Business and Passave, respectively. For each of the acquisitions, a portion of the purchase price was allocated to in-process research and development projects, calculated using a discounted cash flow technique. The fair value of these projects was expensed immediately because technological feasibility has not been established and no future alternative uses exist. The value was calculated using a discounted cash flow technique that estimated the expected future cash flow attributable to the in-process technology over a period of approximately 10 years for the Storage Semiconductor Business and 6 years for Passave. This methodology involved examining the rights to the projects, their current progress toward completion, evidence of existing and future markets, and remaining technological, engineering, or regulatory risks.

Restructuring costs and other charges

The activity related to excess facility, contract termination, and severance accruals under these plans during the six months ended July 1, 2007 was as follows:

Excess facility and contract termination costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2006	$—	$2,111	$4,268	$549	$5,096	$12,024
Adjustments	—	—	—	(50)	—	(50)
New charges	2,062	—	—	—	—	2,062
Cash payments	(236)	(277)	(702)	—	(1,033)	(2,248)

Balance at July 1, 2007	$1,826	$1,834	$3,566	$499	$4,063	$11,788

Severance costs

(in thousands)	2007	2006	2005	Total
Balance at December 31, 2006	$—	$536	$97	$633
Adjustment	—	(52)	(59)	(111)
New charges	8,180	—	—	8,180
Cash payments	(5,414)	(126)	(38)	(5,578)

Balance at July 1, 2007	$2,766	$358	$—	$3,124

In the six months ended July 1, 2007, the Company has recorded $10.7 million of expense and charges related to restructuring activities. The primary components of this charge and reconciliation to the accrual relating to our 2007 restructuring plan are as follows:

	2007 Plan	Other Plans	Total
Restructuring charges:
Severance	$8,180	$—	$8,180
Excess facilities, contract terminations	2,062	—	2,062
Asset write-off’s	600	—	600
Reversal of accruals for restructuring activities that have concluded	—	(162)	(162)

	10,842	(162)	10,680
Less items affecting accrual:
Payments	(5,754)	—	(5,754)
Write-off’s applied	(600)	—	(600)
Foreign exchange revaluation	104	—	104

	$4,592	$(162)	$4,430

2007

In the first quarter of 2007, the Company initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. The Company also vacated excess office space at its Santa Clara facility. To date, the Company has incurred $ $8.2 million in termination and relocation costs, $2.0 million for excess facilities, $0.6 million in asset impairment charges and $49,000 in contract termination costs.

The Company has made payments of $5.7 million in connection with this plan. Remaining severance costs will be paid by the end of 2007. Payments related to facilities may extend until 2011.

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

To date, the Company has made payments relating to these activities of $3.5 million. The remaining severance costs were paid by the end of the first quarter of 2007, and payments related to the excess facilities will extend to 2010.

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

To date, the Company has made payments relating to these activities of $11.3 million. Payments related to the excess facilities will extend to 2011.

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

To date, the Company has made cash payments of $12.7 million and $175.4 million related to the 2003 and 2001 plans, respectively. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities may extend to 2011.

Other Income and Expenses (in millions)

	First Six Months
	2007	2006	Change
Interest income, net	$4.3	$4.8	(11%)
Percentage of net revenues	2%	2%
Foreign exchange loss	$(8.9)	$(3.4)	162%
Percentage of net revenues	-4%	-2%
Amortization of debt issue costs	$(0.5)	$(0.5)	—
Percentage of net revenues	0%	0%
(Loss) gain on investments	$—	$(1.3)	(100%)
Percentage of net revenues	0%	-1%

Interest income, net

Interest income was $4.3 million in the first six months of 2007 compared to $4.8 million in the first six months of 2006, a decrease of $0.5 million. In the fourth quarter of 2005, we issued $225.0 million of 2.25% Senior Convertible Notes resulting in our holding higher cash balances and earning higher interest income until this cash was used to fund the acquisition of the Storage Semiconductor Business in February 2006.

Foreign exchange loss

Our foreign exchange loss was $8.9 million in the first six months of 2007, primarily related to the revaluation of our Canadian tax liability denominated in Canadian dollars. In the second quarter of 2006, our foreign exchange loss was $3.4 million. The value of the US dollar relative to the Canadian dollar declined 9% in the first half of 2007 compared to 4% in the first half of 2006.

Amortization of debt issue costs

In the fourth quarter of 2005, we issued $225.0 million of 2.25% Senior Convertible Notes. As a result, in each of the first six months of 2006 and 2007 we recognized amortization of debt issue costs of $0.5 million.

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

Provision for income taxes

We recorded a recovery of income taxes of $2.3 million in the first six months of 2007 based on net income, excluding expenses for which we will not receive a tax benefit. Included in this amount is a $4.0 million tax recovery relating to the settlement of prior years’ tax credits.

We recorded a provision for income taxes of $13.5 million in the first six months of 2006 based on net income, excluding expenses for which we will not receive a tax benefit. In addition, we recorded $7.1 million tax expense in the first quarter of 2006 for withholding and other taxes on the repatriation of funds used to purchase the Storage Semiconductor Business.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for the

period ended December 31, 2006, which also provides commentary on our most critical accounting estimates. The following additional estimates were of note during the first six months of 2007:

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

In the second quarter of 2007, we recorded additional goodwill related to the acquisition of Passave, Inc. This adjustment was based on our estimate of costs to settle a legal matter that existed at the time of acquisition (see Note 11 to the Condensed Consolidated Financial Statements).

There was no impairment to goodwill or intangible assets during the six months ended July 1, 2007. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

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

In the first half of 2007, we recorded charges of $2.0 million for the restructuring of excess facilities in connection with our 2006 restructuring plan. This estimate represents 100% of the estimated future operating costs and lease obligation for the exited space at our Santa Clara facility.

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

Our operations are conducted in a number of countries with complex tax legislation and regulations pertaining to our activities. We have recorded income tax liabilities based on our estimates and interpretations of those regulations for the countries we operate in. However our estimates are subject to review and assessment by the tax authorities and the courts of those countries. For example, our estimated tax provision increased at the end of 2006 due to an increase in our estimated tax liability following receipt in 2007 of a written communication from a tax authority concerning past transfer pricing policies and practices of certain companies within the PMC-Sierra group. As a result, we increased our provision for periods prior to 2006 by $29.9 million. The timing of any such review and final assessment of our liabilities by local authorities is substantially out of our control and is dependent on the actions by those authorities in the countries in which we operate. Any re-assessment of our tax liabilities by tax authorities may result in adjustments of the income taxes we pay or refunds that are due to us.

In certain jurisdictions we have incurred losses and other costs that can be applied against future taxable earnings to reduce our tax liability on those earnings. As we are uncertain of realizing the future benefit of those losses and expenditures, we have taken a valuation allowance against all domestic deferred tax assets and a majority of foreign deferred tax assets.

In the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). We applied the more-likely-than-not threshold to our identified uncertain positions, as prescribed in FIN 48, resulting in a $4.7 million reduction to retained deficit that, in the absence of the adoption provisions of FIN 48, would have reduced our income tax expense.

Business Outlook

We expect our revenues for the third quarter of 2007 to be in the range of $112 million to $115 million. As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”. Our revenue outlook for the second quarter of 2007 depends in part on achieving 31% of our revenues from our turns business to reach the mid-point of the revenue range. Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate our third quarter 2007 gross margins will remain at approximately 65%, inclusive of $0.5 million stock based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our third quarter 2007 operating expenses to be to be approximately $65 million including stock-based compensation expense of approximately $8.1 million to $9.1 million. We anticipate that interest and other income in the third quarter of 2007 will be approximately $2 million.

Liquidity & Capital Resources

Our principal source of liquidity at July 1, 2007 was our $298.3 million in cash and cash equivalents.

In the first six months of 2007, we generated $35.9 million of cash in operating activities.

Significant changes in working capital accounts included:

•	a $6.0 million decrease in inventory, resulting primarily from increasing our inventory turns from 4.3 in the fourth quarter of 2006 to 5.3 in the second quarter of 2007;

•	a $12.6 million increase in deferred taxes and income taxes payable due to increased interest accruals on our tax liabilities and revaluation of foreign tax liabilities;

•	a $2.4 million net increase in accrued restructuring costs due to additional charges recorded, net of payments made, in the first half of 2007; and

•	a $4.1 million increase in deferred revenue due to changes in circumstances in how we conduct business with a certain distributor.

In the first six months of 2007, cash flows from our investment activities included:

•	investments of $10.2 million for the purchases of property, equipment and intangible assets.

In the first six months of 2007, cash flows from our financing activities included:

•	cash proceeds of $13.6 million from the issuance of common stock under our equity-based compensation plans.

As of July 1, 2007, we had cash commitments made up of the following:

(in thousands)	Total	2007	2008	2009	2010	2011	After 2011
Contractual Obligations
Operating Lease Obligations:
Minimum Rental Payments	$40,508	$6,084	$13,655	$8,309	$7,819	$4,641	$—
Estimated Operating Cost Payments	13,842	2,295	4,125	3,041	3,026	1,355	—
Long Term Debt:
Principal Repayment	225,000	—	—	—	—	—	225,000
Interest Payments	93,658	2,531	5,063	5,063	5,063	5,063	70,875
Purchase and other Obligations	21,200	3,781	6,820	8,235	2,364	—	—

	$394,208	$14,691	$29,663	$24,648	$18,272	$11,059	$295,875

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $11.0 million at July 1, 2007 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We expect to use approximately $6.2 million of cash in the remainder of 2007 for capital expenditures, including purchased intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, capital expenditure, wafer deposit and remaining restructuring requirements through 2007.

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

Based on a sensitivity analysis performed on the financial instruments in our investment portfolio held at July 1, 2007, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100 or 150 basis points would each result in a decline, or increase, in portfolio value of approximately $0.1 million or less.

Senior Convertible Notes:

At July 1, 2007, $225 million of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

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

As at July 1, 2007, we had three currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $32.5 million and the contracts had a fair value of $2.2 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accruals for Canadian income taxes in the ordinary course of business, and consequently in the first six months of 2007 we recorded a $9.3 million foreign exchange loss relating to this item. Our operating loss would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies. For example, if the value of the United States dollar decreased by an additional 5% relative to the Canadian dollar, our operating loss would increase by $5.5 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three month period ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

UTStarcom

On November 17, 2005, UTStarcom, Inc. filed a suit against Passave in the Santa Clara County Superior Court in California. UTStarcom claimed breach of contract and breach of warranty and requests indemnity associated with the sale of Passave’s PAS 5001 products and claimed it incurred fees and expenses in excess of $30 million. In its answer, Passave asserted numerous defenses and a cross-complaint against UTStarcom alleging interference with prospective economic advantage and breach of contract.

On August 7, 2007, the parties agreed to settle their disputes. In exchange for a dismissal of all claims with prejudice, the Passave, Inc. agreed to pay a cash amount and provide a limited amount of product to UTStarcom over the next three years.

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

The Consolidated Complaint generally allege that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its shareholders that these purported breaches of fiduciary duties caused harm to the Company, and the plaintiffs seek to recover damages on behalf of the Company. The Consolidated Complaint also alleges violations of federal securities laws. The Company is a nominal defendant in the cases, but any recovery in the litigation would be paid to the Company, rather than to its shareholders. The defendants have entered into joint defense arrangements.

On March 15, 2007, the Company filed three separate motions aimed at having the federal lawsuit dismissed on various legal grounds. One of these motions was on the basis that plaintiffs failed to plead with particularity facts establishing that a litigation demand on the board of directors of the Company would have been futile at the time they commenced the derivative lawsuit. On June 20, 2007, the Court heard the motion to dismiss plaintiffs’ complaint for failure to plead demand futility with particularity but has not yet issued its ruling.

Item 1A.	Risk Factors

Our company is subject to a number of risks – some are normal to the fabless semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this report before investing in PMC. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

As a result of the following risks, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose part or all of your investment.

We are subject to rapid changes in demand for our products due to short order lead times, customer inventory levels, production schedules and fluctuations in demand.

Our revenues and profits may fluctuate because of factors that are beyond our control, including variation in our turns business.

Our ability to project revenues is limited because a significant portion of our quarterly revenues may be derived from orders placed and shipped in the same quarter, which we call our “turns business.” Our turns business varies widely quarter to quarter. Our customers may delay product orders and reduce delivery lead-time expectations, which may reduce our ability to project revenues beyond the current quarter. While we evaluate end users’ and contract manufacturers’ inventories of our products to assess the impact of inventories on our projected turns business, we do not have complete information on their inventories. This could cause our projections of a quarter’s turn business to be inaccurate, leading to lower revenues than projected.

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

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and EMC Corporation each accounted for more than 10% of our revenues in the second quarter of 2007. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We purchased Passave in part based on projected growth in the Fiber-To-The-Home market. This growth depends on many factors, including service provider capital expenditures, consumer adoption of Fiber-To-The-Home -based services and government policy. The timing of development of the North American Fiber-To-The-Home market is less certain than in Asian markets.

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

Furthermore, the Company may not receive the expected benefits of the acquisitions, which are based on forecasts, which are subject to numerous assumptions, which may prove to be inaccurate and could adversely affect PMC’s cash flow and results of operations, and as a result, the acquisitions may prove to be dilutive to existing shareholders.

Changes in the political and economic climate in the countries we do business may have a significant impact on our profitability.

China represents a significant portion of our net revenues (17% in each of the quarters ended July 1, 2007 and July 2, 2006, respectively) and a substantial portion of Fiber-To-The-Home revenues in 2007 were derived from sales of its products into Japan and Korea. Our financial condition and results of operations are becoming increasingly dependent on our sales in China and the majority of our wafer supply comes from Taiwan. China has large organizations with major programs that can start and stop quickly. For example, in 2004 our operating profits were adversely affected by a sudden slowdown in telecom infrastructure build-out in China. Instability in China’s economic environment could lead to a contraction of capital spending by our customers. Economic downturns, decreases in demand in these markets for our products and overall negative market conditions in Asia could have a disproportionate effect on our overall business results. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

Hostilities in Israel may have a significant impact on our Israeli subsidiary’s ability to conduct its business.

One of our subsidiaries is located in Israel, and employs approximately 167 people. If regional hostilities resume, a significant number of the subsidiary’s employees may be called into active military duty at any time. As a result, while product development schedules have not to date been impacted, there may be delays in their ability to meet future development schedules. It is not clear if the hostilities will resume, and if so, how many of PMC employees may be called to military duty or otherwise affected by any potential hostilities.

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

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material effect on our income tax provision and net income in the period or periods in which that determination is made, and potentially to future periods as well. For instance, we significantly increased our tax provision at the end of 2006 due to an increase in our estimated tax liability following receipt in 2007 of a written communication from a tax authority examining the historic transfer pricing policies and practices of certain companies within the PMC-Sierra group.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accrual for Canadian income taxes in the ordinary course of business, and consequently in the second quarter of 2007 we recorded a $8.3 million foreign exchange loss relating to this item. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States and Canadian currencies.

We are exposed to the credit risk of some of our customers.

Many of our customers employ contract manufacturers to produce their products and manage their inventories. Many of these contract manufacturers represent greater credit risk than the OEM customer, who generally do not guarantee our credit receivables related to their contract manufacturers.

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

Our business may be adversely affected if our customers cannot obtain sufficient supplies of other components needed in their product offerings to meet their production projections and target quantities.

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

We held our Annual Meeting of Stockholders on May 8, 2007 to elect our directors and to ratify the appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the 2007 fiscal year.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee	For	Withheld
Robert L. Bailey	151,615,606	35,517,191
Richard E. Belluzzo	145,680,582	41,452,215
James V. Diller, Sr.	141,945,504	45,187,293
Michael R. Farese	138,881,846	48,250,951
Jonathan J. Judge	136,303,832	50,828,965
William H. Kurtz	150,185,247	36,947,550
Frank J. Marshall	148,472,397	38,660,400

Proposal to ratify the appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the 2007 fiscal year.

For 183,671,871            Against 2,295,573                    Abstain 1,165,355

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits –

11.1	Calculation of net loss per share – included in Note 10 of the financial statements included in Item I of Part I of this Quarterly Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: August 9, 2007	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and Principal Accounting Officer