Form 10-Q
period 2007-09-30
PMC SIERRA INC
filed 2007-11-08
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007

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

Yes  ☐     No  ☒

Common shares outstanding at November 1, 2007 - 217,028,794

INDEX

PART I - FINANCIAL INFORMATION

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net revenues	$117,455	$116,514	$325,812	$323,075
Cost of revenues	39,871	39,146	115,092	$109,331

Gross profit	77,584	77,368	210,720	213,744
Other costs and expenses:
Research and development	35,557	41,611	121,716	116,947
Selling, general and administrative	24,124	29,235	75,993	76,002
Amortization of purchased intangible assets	9,836	11,202	29,507	23,246
In-process research and development	—	—	—	35,300
Restructuring costs and other charges	1,564	6,404	12,244	5,666

(Loss) income from operations	6,503	(11,084)	(28,740)	(43,417)
Other income (expense):
Interest income, net	2,728	1,849	7,037	6,682
Foreign exchange loss	(7,052)	(252)	(15,975)	(3,617)
Amortization of debt issue costs	(242)	(242)	(726)	(726)
Loss on investments, net	—	—	—	(1,269)

(Loss) income before provision for income taxes	1,937	(9,729)	(38,404)	(42,347)
Provision for income taxes	(7,877)	(1,796)	(5,619)	(15,345)

Net loss	$(5,940)	$(11,525)	$(44,023)	$(57,692)

Net loss per common share - basic and diluted	$(0.03)	$(0.05)	$(0.20)	$(0.29)
Weighted average number of common shares used in per share calculation - basic and diluted	216,837	211,298	215,469	200,528

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$328,001	$258,914
Accounts receivable, net of allowance for doubtful accounts of $1,768 (2006 - $1,768)	41,440	37,303
Inventories, net	30,499	34,505
Prepaid expenses and other current assets	18,271	16,186
Deferred tax assets	4,321	978

Total current assets	422,532	347,886
Goodwill	398,418	395,943
Intangible assets, net	198,493	223,629
Property and equipment, net	16,978	18,904
Investments and other assets	12,519	14,653
Deposits for wafer fabrication capacity	5,145	5,145
Deferred tax assets	50,482	397

	$1,104,567	$1,006,557

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$23,462	$19,074
Accrued liabilities	52,943	51,199
Income taxes payable	5,086	722
Deferred income taxes	3,481	2,042
Liability for unrecognized tax benefit	69,212	58,706
Accrued restructuring costs	12,728	12,657
Deferred income	13,494	11,340

Total current liabilities	180,406	155,740
Long term obligations	1,012	—
2.25% Senior convertible notes due October 15, 2025	225,000	225,000
Deferred taxes and other tax liabilities	13,505	10,612
Liability for unrecognized tax benefit	99,547	42,045

PMC special shares convertible into 2,099 (2006 - 2,099) shares of common stock	2,732	2,732

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 215,354 shares issued and outstanding (2006 - 209,602)	236	230
Additional paid in capital	1,374,895	1,327,578
Accumulated other comprehensive income (loss)	2,778	(1,127)
Accumulated deficit	(795,544)	(756,253)

Total stockholders’ equity	582,365	570,428

	$1,104,567	$1,006,557

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net loss	$(44,023)	$(57,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	8,677	7,937
Amortization of intangible assets	34,737	25,857
Amortization of deferred income taxes	(1,534)	—
Amortization of debt issuance costs	726	726
Stock-based compensation	27,172	26,525
Loss on disposal of property and equipment	496	—
In-process research and development	—	35,300
Loss on investments	—	1,243
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(4,137)	(6,070)
Inventories	3,655	(5,463)
Prepaid expenses and other current assets	462	(13,202)
Accounts payable and accrued liabilities	5,700	(7,359)
Deferred taxes and income taxes payable	27,522	14,518
Accrued restructuring costs	223	(713)
Deferred income	2,154	1,742

Net cash provided by operating activities	61,830	23,349

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(417,738)
Proceeds from sales and maturities of short-term available-for-sale investments	—	222,357
Proceeds from sale of investments and other assets	—	5,444
Purchases of property and equipment	(5,781)	(6,422)
Purchase of intangible assets	(7,112)	(3,944)

Net cash used in investing activities	(12,893)	(200,303)

Cash flows from financing activity:
Proceeds from issuance of common stock	20,150	21,857

Net cash provided by financing activity	20,150	21,857

Net increase (decrease) in cash and cash equivalents	69,087	(155,097)
Cash and cash equivalents, beginning of the period	258,914	405,566

Cash and cash equivalents, end of the period	$328,001	$250,469

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,531	$2,531
Cash refund of income taxes	4,975	83
Cash paid for income taxes	1,157	404
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	$—	$630
Issuance of common stock and assumption of vested stock options on acquisition	—	254,546

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc. (“the Company” or “PMC”) designs, develops, markets and supports high-speed broadband communications semiconductors, storage semiconductors and microprocessors for metro, access, Fiber-To-The-Home, wireless infrastructure, storage, laser printers and fibre access gateway equipment. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. These interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2007 will consist of 52 weeks and will end on Sunday, December 30. Fiscal 2006 consisted of 52 weeks and ended on Sunday, December 31. The first nine months of 2007 and 2006 consisted of 39 weeks.

Estimates. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes, restructuring costs and contingencies. Actual results could differ materially from these estimates.

Cash and cash equivalents. At September 30, 2007, Cash and cash equivalents included $0.8 million (December 31, 2006—$0.8 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $8.9 million and $8.4 million at September 30, 2007 and December 31, 2006, respectively) were as follows:

(in thousands)	September 30, 2007	December 31, 2006
Work-in-progress	$14,720	$17,463
Finished goods	15,779	17,042

	$30,499	$34,505

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s net income and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income when the hedged item affects net income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income. During the quarter ended September 30, 2007, all hedges were designated as cash flow hedges.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 31, 2006 to September 30, 2007 and for the same period in the prior year were as follows:

	Nine Months Ended
(in thousands)	September 30, 2007	October 1, 2006
Balance, beginning of the year	$4,331	$3,996
Accrual for new warranties issued	1,649	1,356
Reduction for payments	(403)	(264)
Adjustments related to changes in estimate of warranty accrual	532	(391)

Balance, end of the period	$6,109	$4,697

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

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill, which for this acquisition is deductible for tax purposes. The allocation was determined by management, based on a third-party valuation. Subsequent to the acquisition date, the initial purchase price and residual goodwill were adjusted by $1.1 million for additional inventory, by $4 million for design software licenses, and by $1.7 million for settlement of a legal matter. The allocation of the purchase price was as follows:

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

Passave Inc.

On May 4, 2006, the Company acquired Passave, Inc. (“Passave”), a privately held Delaware corporation, pursuant to the Agreement and Plan of Merger, dated April 4, 2006 (the “Merger Agreement”), among the Company, a newly formed direct wholly-owned subsidiary of the Company (“Merger Sub”), Passave, and a representative of certain securityholders of Passave. Under the terms of the Merger Agreement, the Company issued shares of its common stock and assumed stock options, and incurred merger costs having a total value of $304 million for all of the outstanding capital stock, warrants and outstanding stock options of Passave. Of this amount, $257.5 million was allocated to the purchase price and $46.5 million related to unvested stock and stock options of Passave will be recorded as stock-based compensation over the requisite service period in accordance with FAS 123(R). The fair value of options assumed was calculated using a lattice-binomial method. The Company and the securityholders of Passave have agreed to indemnify the other for, among other things, breaches of representations, warranties and covenants of the Company and Passave in the Merger Agreement. These financial statements include the results of operations of Passave from the acquisition date.

PMC purchased Passave due to its market share leadership in Passive Optical Networking solutions. This acquisition fits with PMC’s strategic intent to address the high-growth fibre access market and is aligned with PMC’s developments in customer premises equipment. PMC purchased Passave for the following consideration:

(in thousands)
PMC shares (19.3 million)	$224,411
Vested Passave stock options assumed by PMC	30,135
Additional post-closing adjustment	2,275
Merger costs	2,950

Total purchase price	$259,771

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill. The final allocation was determined by management, based on a third-party valuation. Subsequent to the acquisition date, the allocation of purchase price and residual goodwill were adjusted by $2.3 million for finalization of a legal matter. Merger costs include investment banking fees, legal and accounting fees and other external costs directly related to the merger.

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

Estimated future amortization expense for purchased intangible assets from both the acquisitions is as follows:

(in thousands)
Remainder of 2007	$9,834
2008	39,343
2009	39,343
2010	25,726
2011	18,918
Thereafter	50,248

Total	$183,412

NOTE 3. Stock-Based Compensation

At September 30, 2007, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three and nine months ended September 30, 2007 and October 1, 2006 as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Cost of revenues	$298	$379	$1,347	$1,292
Research and development	3,805	4,199	12,472	10,738
Selling, general and administrative	4,007	6,023	13,351	14,495

Total	$8,110	$10,601	$27,170	$26,525

The Company received cash of $6.5 million and $20.2 million on the exercise of stock-based awards during the three and nine months ended September 30, 2007, respectively.

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

Activity under the option plans during the three months ended September 30, 2007 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value per share at September 30, 2007
Outstanding, July 1, 2007	31,222,898	$9.50
Granted	440,987	$7.64
Exercised	(539,208)	$4.86
Forfeited	(1,238,733)	$10.54
Outstanding, September 30, 2007	29,885,944	$9.52	6.84	$1.31

Exercisable, September 30, 2007	18,616,655	$10.60	5.79	$1.27

No adjustment was required with respect to fully vested options that expired during the three months ended September 30, 2007. An adjustment of $1.1 million was recorded for pre-vesting forfeitures associated primarily with restructuring related activities.

The fair value of the Company’s stock option awards granted to employees during the three months ended September 30, 2007 was estimated using a lattice-binomial valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition in the three and nine months ended September 30, 2007, and for disclosure purposes under SFAS 123 in the three and nine months ended October 1, 2006, using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Expected life (years)	4.04	3.78	4.07	3.91
Expected volatility	57.92%	63.85%	61.60%	57.58%
Risk-free interest rate	4.48%	4.75%	4.49%	4.80%

The weighted average grant-date fair value per stock option granted during the three and nine months ended September 30, 2007 was $3.52 and $3.21, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $1.8 million and $9.9 million, respectively.

As of September 30, 2007 there was $50.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.4 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.

A summary of RSU activity during the three months ended September 30, 2007 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Unvested shares at July 1, 2007	749,059
Awarded	105,115
Released	—
Forfeited	(23,366)

End of Period	830,808	2.26	$6,970,479

Restricted Stock Units vested and expected to vest September 30, 2007	612,365	2.12	$5,137,747

As of September 30, 2007 total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSUs was $4.3 million, which is expected to be recognized over the next 3.6 years.

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

During the third quarter of 2007, 813,364 shares were issued under the ESPP at a weighted-average price of $4.81 per share. During the nine months ended September 30, 2007 1,753,447 shares were issued under the ESPP at a weighted average price of $4.78 per share. As of September 30, 2007, 8,149,940 shares were available for future issuance under the ESPP (December 31, 2006 - 7,903,387).

The fair values of share purchases through the Company’s ESPP were calculated using the Black-Scholes option pricing model, applying an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Expected life (years)	1.25	1.25	1.25	1.25
Expected volatility	50.87%	56.71%	50.02%	50.23%
Risk-free interest rate	4.38%	5.02%	4.68%	4.85%

The weighted average grant-date fair value of per ESPP award granted during the three and nine months ended September 30, 2007 was $2.78 and $2.59, respectively.

NOTE 4. Derivative Instruments and Hedging Activities

PMC generates revenues in U.S. dollars but incurs a portion of its operating expenses in various foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

At September 30, 2007, the Company had seven contracts outstanding to purchase Canadian dollars, all with maturities of less than twelve months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $46.9 million and the contracts had a fair value of $4.2 million as of September 30, 2007. The gain or loss from the ineffective portion of the hedges was not significant.

NOTE 5. Restructuring costs and other charges

The activity related to excess facility, contract termination, and severance accruals, under the Company’s restructuring plans during the nine months ended September 30, 2007, by year of plan, were as follows:

Excess facility and contract termination costs

	By Year of Plan
(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2006	$—	$2,111	$4,268	$549	$5,096	$12,024
Adjustments	23	54	—	(50)	3	30
New charges	2,453	—	—	—	—	2,453
Cash payments	(473)	(836)	(1,053)	—	(1,534)	(3,896)

Balance at September 30, 2007	$2,003	$1,329	$3,215	$499	$3,565	$10,611

Severance costs

	By Year of Plan
(in thousands)	2007	2006	2005	Total
Balance at December 31, 2006	$—	$536	$97	$633
Adjustment	179	(26)	(59)	94
New charges	9,393	—	—	9,393
Cash payments	(7,838)	(127)	(38)	(8,003)

Balance at September 30, 2007	$1,734	$383	$—	$2,117

In the nine months ended September 30, 2007, the Company has recorded $12.4 million of expense and charges related to restructuring activities. The primary components of this charge, and reconciliation to the accrual relating to our 2007 restructuring plan is as follows:

(in thousands)	2007 Plan	Other Plans	Total
Restructuring Charges:
Severance	$9,393	$—	$9,393
Excess facilities, contract terminations	2,453	—	2,453
Asset write-off’s	561	—	561
Reversal of accruals restructuring activities that have concluded	—	(163)	(163)

	12,407	(163)	12,244
Less items affecting accrual:
Payments	(8,268)	—	(8,268)
Write-off’s applied	(604)	—	(604)
Foreign exchange revaluation	202	—	202

	$3,737	$(163)	$3,574

2007

In the first quarter of 2007, the Company initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. The Company also vacated excess office space at its Santa Clara facility. To date, the Company has incurred $9.4 million in termination and relocation costs, $2.5 million for excess facilities, $0.6 million in asset impairment charges and $49,000 in contract termination costs.

The Company has made payments of $8.3 million in connection with this plan. Remaining severance costs will be paid by the end of 2007. Payments related to facilities may extend until 2011.

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

To date, the Company has made payments relating to these activities of $4 million. The remaining severance costs were paid by the end of the first quarter of 2007, and payments related to the excess facilities will extend to 2010.

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

To date, the Company has made payments relating to these activities of $11.7 million. Payments related to the excess facilities will extend to 2011.

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

To date, the Company has made cash payments of $12.7 million and $176 million related to the 2003 and 2001 plans, respectively. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities may extend to 2011.

NOTE 6. Investments in debt securities

The following table summarizes the Company’s investments in debt securities:

(in thousands)	September 30, 2007	December 31, 2006
Available-for-sale:
Corporate bonds and notes	$86,190	$153,249

These debt securities are reported as cash equivalents in the balance sheet as they are highly liquid and have maturities of less than ninety days.

NOTE 7. Investments and other assets

During the nine months ended October 1, 2006, the Company sold its investment in Ikanos Communications Inc. for proceeds of $5.1 million and recorded a gain of $3.1 million, included in Loss on investments, net, in the Condensed Consolidated Statement of Operations.

During this period, the Company also recorded a $3.2 million impairment loss on its investment in a private company, which was equal to its carrying value and a $0.1 million gain on sale of another investment. These amounts were also included in Loss on investments, net, in the Condensed Consolidated Statement of Operations.

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

In addition, the Company had $44.2 million for the payment of interest and penalties accrued at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company decreased its accrual for interest and penalties to $32.6 million. In the first nine months of 2007, the Company recorded $9.9 million in additional interest expense. The Company recognizes interest and penalties related to income tax liabilities as a component of income tax expense.

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

Included in the balance of unrecognized tax benefits at January 1, 2007, are $125 million of tax benefits that, if recognized, would affect the effective tax rate. In the first nine months of 2007, the Company increased the balance of unrecognized tax benefits by $43.8 million, to bring the total unrecognized tax benefit at September 30, 2007 to $168.8 million. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

The impact of the Company’s adoption of FIN 48 on accumulated deficit is as follows:

Nine Months Ended
(in thousands)	September 30, 2007
Balance, beginning of the year	$(756,253)
Net loss	(44,023)
Adjustments related to adoption of FIN48	4,732

Balance, end of the period	$(795,544)

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2003 to 2006. A subsidiary of the Company is currently open to audit under the statute of limitations or agreement by the Canadian Revenue Agency for the years ended December 31, 2000 to 2006.

NOTE 9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net loss	$(5,940)	$(11,525)	$(44,023)	$(57,692)
Other comprehensive (loss) income:
Change in net unrealized gains (losses) on investments	—	39	—	(12)
Change in fair value of derivatives	1,330	(60)	3,905	(566)

Total	$(4,610)	$(11,546)	$(40,118)	$(58,270)

NOTE 10. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For purposes of computing basic net loss per share, the weighted average number of outstanding shares of common stock excludes nonvested restricted stock awards. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of convertible subordinated notes (using the if-converted method) and nonvested restricted stock awards, outstanding options and shares issuable under the Company’s employee stock purchase plan (using the treasury stock method).

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Numerator:
Net loss	$(5,940)	$(11,525)	$(44,023)	$(57,692)

Denominator:
Basic and diluted weighted average common shares outstanding (1)	216,837	211,298	215,469	200,528

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.20)	$(0.29)

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

Since PMC-Sierra had a net loss for the three and nine months ended September 30, 2007 and October 1, 2006, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the nine months ended September 30, 2007 and October 1, 2006, it would have included in the computed dilutive potential common shares totaling approximately 2.5 million and 1.3 million, respectively, relating to stock options, employee stock purchase plan, and restricted stock units. Common stock equivalents related to the 2.25% Senior Convertible Notes were excluded from diluted net loss per share because they would be antidilutive.

Note 11. Contingencies

SEC Informal Inquiry

On August 18, 2006, PMC received an informal confidential request from the SEC advising that the SEC commenced an informal inquiry into the Company’s historical stock option-granting practices. The Company engaged outside counsel to represent it in the inquiry. On December 6, 2006, a meeting took place at the SEC in San Francisco during which the Audit Committee and its special counsel summarized the results of its investigation into the Company’s historical option-granting practices. In February 2007, the Company completed all the SEC’s requests for information related to its inquiry. There have been no further requests from the SEC since February 2007. On October 26, 2007, the SEC staff formally notified the Company that its inquiry was terminated and that no enforcement action against the Company had been recommended to the SEC.

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

The Consolidated Complaint generally alleges that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders, that these purported breaches of fiduciary duties caused harm to the Company, and the plaintiffs seek to recover damages on behalf of the Company. The Consolidated Complaint also alleges violations of federal securities laws. The Company is a nominal defendant in the case, but any award in the litigation would be paid to the Company, rather than to its stockholders. The defendants have entered into joint defense arrangements. On March 15, 2007, the Company filed three separate motions aimed at having the federal lawsuit dismissed on various legal grounds. One of these motions was on the basis that plaintiffs failed to plead with particularity facts establishing that a litigation demand on the board of directors of the Company would have been futile at the time they commenced the derivative lawsuit. On June 20, 2007, the Court heard the motion to dismiss plaintiffs’ Consolidated Complaint for failure to plead demand futility with particularity. The Court ruled on the motion to dismiss on August 22, 2007 finding that the plaintiffs’ Consolidated Complaint had not met the pleading burden and gave plaintiffs leave to amend. The plaintiffs’ filed their Amended Consolidated Complaint on October 2. While the plaintiffs’ claims are substantially similar, they have reduced the scope of their allegations. The Company intends to file motions to dismiss consistent with its previous motions. Briefing on these motions will be completed by year-end and a hearing scheduled in the first quarter of 2008.

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

OVERVIEW

We generate revenues from the sale of semiconductor devices that we have designed and developed or acquired. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, 99% of our revenues in the first nine months of 2007 came from parts developed or acquired in 2006 and earlier. After an individual product is completed and announced it may take several years before that device generates any significant revenues. Our current revenues are generated by a portfolio of more than 350 products.

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

Going forward, we plan to continue to aggressively focus on the cost side of our business and find ways to improve on operational efficiencies. As part of this plan, we implemented a cost reduction plan in the first quarter of 2007 aimed at improving corporate performance and boosting productivity across the organization. We announced a reduction of our workforce by 175 people and the closure of two of our facilities in Canada. We estimate that the total costs and charges associated with the restructuring will be approximately $12 to 14 million, of which $12.4 million has been recorded to date.

We have completed the integration of the Storage Semiconductor Business and Passave, which were acquired in 2006. We continue to implement processes aimed at improving operational efficiencies across the organization.

Results of Operations

Third Quarters of 2007 and 2006

Net Revenues (in millions)

	Third Quarter		Change
	2007	2006
Net revenues	$117.5	$116.5	1%

Net revenues for the third quarter of 2007 were $117.5 million compared to $116.5 million for the same period in 2006, an increase of $1 million, or 1%. Revenues from sales of our telecommunications products increased by approximately $4 million while revenues from our storage products decreased approximately $3 million compared to the third quarter of 2006.

Gross Profit (in millions)

	Third Quarter		Change
	2007	2006
Gross profit	$77.6	$77.4	—

Percentage of net revenues	66%	66%

Total gross profit increased $0.2 million in the third quarter of 2007 compared to the same period in 2006. Gross profit as a percentage of revenues remained 66% in the third quarter of 2007 compared with 66% in the third quarter of 2006. While product mix can influence our gross profit as a percentage of revenue from quarter to quarter, our underlying gross profit percentage in the third quarter of 2007 remained constant with that in the third quarter of 2006 as changes in average selling price declined in the same proportion as decreases in manufacturing costs.

Other Costs and Expenses (in millions)

	Third Quarter		Change
	2007	2006
Research and development	$35.6	$41.6	(14%)
Percentage of net revenues	30%	36%
Selling, general and administrative	$24.1	$29.2	(17%)
Percentage of net revenues	21%	25%
Amortization of purchased intangible assets	$9.8	$11.2	(13%)
Percentage of net revenues	8%	10%
Restructuring costs and other charges	$1.6	$6.4	(75%)
Percentage of net revenues	1%	5%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses decreased $6 million or 14% in the third quarter of 2007 compared to the third quarter of 2006. Payroll-related costs were lower by $2.6 million and software decreased $0.7 million compared to the third quarter of 2006 due to cost reduction activities undertaken in the first quarter of 2007. In addition, there was a reduction in photomasks and wafer expenses of $2.3 million in the third quarter of 2007 compared to the same quarter of 2006 due to fewer tapeouts.

Our selling, general and administrative, or SG&A, expenses decreased by $5.1 million, or 17%, in the third quarter of 2007 compared to the third quarter of 2006. Payroll-related costs decreased by $2 million in the third quarter of 2007 compared to the third quarter of 2006 due to cost reduction activities undertaken in the first quarter of 2007. Also, in the third quarter of 2006, we recorded an accrual of $2.4 million for a payroll tax matter. There was no comparable expense incurred in the third quarter of 2007. The remainder of the decrease in SG&A expenses compared to the third quarter of 2006 is attributable to incurring lower legal fees due to the settlement of certain litigation during the quarter.

Amortization of purchased intangible assets and in-process research and development

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc. Amortization of intangible assets acquired from Passave and the Storage Semiconductor Business in the third quarter of 2007 was $5.1 million and $4.7 million, respectively.

Passave

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

At the acquisition date, early revisions of the AFE products were in the final stage of testing and had been sent out to be manufactured or “taped out,” with estimated costs to complete of approximately $0.4 million. At the end of the second quarter of 2007, production testing on AFE products was complete and no further development efforts were required. The EPON products are also complete and released to production, with no additional costs required to complete. By the end of the third quarter of 2007, the EPON products were shipping to customers.

GPON products were in the early design and prototype stages at acquisition, with estimated costs to complete of approximately $4.5 million at the acquisition date. By the end of the third quarter of 2007, one of the products was being shipped to customers. Another product is now being incorporated with other PMC technology and is part of a larger scope project that is expected to complete in 2008. Remaining efforts for completion include final stages of development, design testing, tape out, and final testing, as well as customer acceptance.

Storage Semiconductor Business

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

Restructuring costs and other charges

Please refer to the full description of our various restructuring activities and plans in this Management’s Discussion and Analysis under “First Nine Months of 2007 and 2006”. The activity related to excess facility, contract termination, and severance accruals, under the Company’s restructuring plans during the three months ended September 30, 2007, by year of plan, were as follows:

Excess facility and contract termination costs

	By Year of Plan
(in thousands)	2007	2006	2005	2003	2001	Total
Balance at July 1, 2007	$1,826	$1,834	$3,566	$499	$4,063	$11,788
Adjustments	21	54	—	—	3	78
New charges	394	—	—	—	—	394
Cash payments	(238)	(559)	(351)	—	(501)	(1,649)

Balance at September 30, 2007	$2,003	$1,329	$3,215	$499	$3,565	$10,611

Severance costs

	By Year of Plan
(in thousands)	2007	2006	Total
Balance at July 1, 2007	$2,766	$358	$3,124
Adjustment	78	26	104
New charges	1,213	—	1,213
Cash payments	(2,323)	(1)	(2,324)

Balance at September 30, 2007	$1,734	$383	$2,117

Other Income and Expenses (in millions)

	Third Quarter
	2007	2006	Change
Interest income, net	$2.7	$1.8	50%
Percentage of net revenues	2%	2%
Foreign exchange (loss) gain	$(7.1)	$(0.3)	2,267%
Percentage of net revenues	(6%)	—
Amortization of debt issue costs	$(0.2)	$(0.2)	—
Percentage of net revenues	—	—

Interest income, net

Net interest income increased by $0.9 million or 50% in the third quarter of 2007 compared to the third quarter of 2006 due to holding increased cash balances.

Foreign exchange gain (loss)

The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through the first quarter of 2008. We do not hedge our accrual for Canadian income taxes against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Our net foreign exchange loss was $7.1 million in the third quarter of 2007, which was primarily due to $8 million foreign exchange loss on the revaluation of our Canadian tax liability. The revaluation of our Canadian tax liability was required because of appreciation of the Canadian Dollar against the United States Dollar. The foreign exchange rate between US and Canadian dollars declined 7% in the third quarter of 2007 compared to declining 1% in the third quarter of 2006.

In the third quarter of 2006, our foreign exchange loss was $0.3 million, which was primarily related to the revaluation of our Canadian tax liability.

Provision for income taxes

We recorded a provision for income taxes of $7.9 million in the third quarter of 2007. Our tax expense for the third quarter of 2007 was higher than the third quarter of 2006 due to increased earnings in higher tax jurisdictions resulting from changes in sales mix.

We recorded a provision for income taxes of $1.8 million in the third quarter of 2006.

First Nine Months of 2007 and 2006

Net Revenues (in millions)

	First Nine Months
	2007	2006	Change
Net revenues	$325.8	$323.1	1%

Net revenues for the first nine months of 2007 were $325.8 million compared to $323.1 million for the same period in 2006, an increase of $2.7 million, or 1%. This net increase is primarily attributable to the following factors: the inclusion of revenues from Fiber-To-The-Home products and Semiconductor Storage Business products for a full nine months in 2007 compared to five and seven months, respectively, in 2006, which accounted for $24.3 million of the increase; year over year growth in Fiber-To-The-Home and storage product sales increased revenue $9.1 million; and a $35.9 million decrease in sales of our communications products.

Gross Profit (in millions)

	First Nine Months
	2007	2006	Change
Gross profit	$210.7	$213.7	(1%)

Percentage of net revenues	65%	66%

Total gross profit decreased $3 million, or 1%, in the first nine months of 2007 compared to the same period in 2006.

Gross profit as a percentage of revenues decreased to 65% in the first nine months of 2007 from 66% in the first nine months of 2006. This decrease is attributable primarily to a change in sales mix of our communications products.

Operating Expenses and Charges (in millions)

	First Nine Months
	2007	2006	Change
Research and development	$121.7	$116.9	4%
Percentage of net revenues	37%	36%
Selling, general and administrative	$76.0	$76.0	—
Percentage of net revenues	23%	24%
Amortization of purchased intangible assets	$29.5	$23.2	27%
Percentage of net revenues	9%	7%
In-process research and development	$—	$35.3	(100%)
Percentage of net revenues	—	11%
Restructuring costs and other charges	$12.2	$5.7	114%
Percentage of net revenues	4%	2%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses were $121.7 million, or 4%, higher in the first nine months of 2007 compared to the first nine months of 2006. Total payroll-related costs increased $2.9 million, of which $1.8 million was related to stock-based compensation expense generated from the acquisition of Passave in 2006. Further, costs related to wafers and photomasks, hardware, software maintenance and intellectual property increased $1.6 million.

In the first nine months of 2007, the foreign exchange rate at which we recorded our Canadian dollar transactions into U.S. dollars declined 5.5%. Had the exchange rate not changed, our R&D expenses incurred in Canadian dollars would have been $2.2 million lower.

Our selling, general and administrative, or SG&A, expenses in the first nine months of 2007 remained consistent with the first nine months of 2006. While our expenses remained the same, there was a $4.6 million decrease in sales expenses as we had recorded a $2.4 million accrual relating to a payroll tax matter in the first nine months of 2006, but settled the matter in the first nine months of 2007, resulting in a credit of $2.2 million. Offsetting this decrease was an increase in employee-related and stock based compensation expense of approximately the same amount.

Amortization of purchased intangible assets and in-process research and development

During the nine months ended October 1, 2006 we completed the acquisitions of the Storage Semiconductor Business and Passave for total consideration of approximately $739.2 million. Of the $435.2 million purchase price for the Storage Semiconductor Business, $167.4 million was allocated to identified intangible assets with estimated useful lives ranging from six months to 10 years. We recorded amortization expense related to these assets of $14.1 million in the first nine months of 2007, compared to $14.2 million from February 28, 2006, the date of acquisition, to October 1, 2006. Of the $304 million total consideration for Passave, $82.5 million was allocated to identified intangible assets with estimated useful lives ranging from eight months to 4 years. Amortization of these assets from the date of the acquisition on May 4, 2006 was $9 million and $15.3 million in the first nine months of 2007.

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

Restructuring costs and other charges

The activity related to excess facility, contract termination, and severance accruals under these plans during the nine months ended September 30, 2007 was as follows:

Excess facility and contract termination costs

	By Year of Plan
(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2006	$—	$2,111	$4,268	$549	$5,096	$12,024
Adjustments	23	54	—	(50)	3	30
New charges	2,453	—	—	—	—	2,453
Cash payments	(473)	(836)	(1,053)	—	(1,534)	(3,896)

Balance at September 30, 2007	$2,003	$1,329	$3,215	$499	$3,565	$10,611

Severance costs

	By Year of Plan
(in thousands)	2007	2006	2005	Total
Balance at December 31, 2006	$—	$536	$97	$633
Adjustment	179	(26)	(59)	94
New charges	9,393	—	—	9,393
Cash payments	(7,838)	(127)	(38)	(8,003)

Balance at September 30, 2007	$1,734	$383	$—	$2,117

In the nine months ended September 30, 2007, the Company has recorded $12.4 million of expense and charges related to restructuring activities. The primary components of this charge, and reconciliation to the accrual relating to our 2007 restructuring plan is as follows:

	2007 Plan	Other Plans	Total
Restructuring Charges:
Severance	$9,393	$—	$9,393
Excess facilities, contract terminations	2,453	—	2,453
Asset write-off’s	561	—	561
Reversal of accruals restructuring activities that have concluded	—	(163)	(163)

	12,407	(163)	12,244
Less items affecting accrual:
Payments	(8,268)	—	(8,268)
Write-off’s applied	(604)	—	(604)
Foreign exchange revaluation	202	—	202

	$3,737	$(163)	$3,574

2007

In the first quarter of 2007, the Company initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. The Company also vacated excess office space at its Santa Clara facility. To date, the Company has incurred $9.4 million in termination and relocation costs, $2.5 million for excess facilities, $0.6 million in asset impairment charges and $49,000 in contract termination costs.

The Company has made payments of $8.3 million in connection with this plan. Remaining severance costs will be paid by the end of 2007. Payments related to facilities may extend until 2011.

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

To date, the Company has made payments relating to these activities of $4 million. The remaining severance costs were paid by the end of the first quarter of 2007, and payments related to the excess facilities will extend to 2010.

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

To date, the Company has made payments relating to these activities of $11.7 million. Payments related to the excess facilities will extend to 2011.

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

To date, the Company has made cash payments of $12.7 million and $176 million related to the 2003 and 2001 plans, respectively. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities may extend to 2011.

Other Income and Expenses (in millions)

	First Nine Months
	2007	2006	Change
Interest income, net	$7.0	$6.7	4%
Percentage of net revenues	2%	2%
Foreign exchange loss	$(16.0)	$(3.6)	344%
Percentage of net revenues	(5%)	(1%)
Amortization of debt issue costs	$(0.7)	$(0.7)	—
Percentage of net revenues	—	—
(Loss) gain on investments	$—	$(1.3)	(100%)
Percentage of net revenues	—	—

Interest income, net

Interest income was higher at $7 million in the first nine months of 2007 compared to $6.7 million in the first nine months of 2006, an increase of $0.3 million. This increase is attributable to holding higher cash balances in 2007.

Foreign exchange loss

Our foreign exchange loss was $16 million in the first nine months of 2007, primarily related to the revaluation of our Canadian tax liability. In the third quarter of 2006, our foreign exchange loss was $3.6 million. The revaluation of our Canadian tax liability was required because of appreciation of the Canadian dollar against the United States dollar. The value of the US dollar relative to the Canadian dollar declined 17% in the first nine months of 2007 compared to 5% in the first nine months of 2006.

Amortization of debt issue costs

In the fourth quarter of 2005, we issued $225 million of 2.25% Senior Convertible Notes. As a result, in each of the first nine months of 2006 and 2007 we recognized amortization of debt issue costs of $0.7 million.

Loss on investments, net

During the first nine months of 2006, we recorded an impairment loss of $3.2 million on our investment in a private company. We also recorded a $1.3 million loss on sales of other short-term investments that were redeemed prior to maturity to fund the acquisition of the Storage Semiconductor Business. These amounts are included in Loss on investments, net in the Condensed Consolidated Statement of Operations.

During the same period, we sold our investment in Ikanos Communications Inc. for proceeds of $5.1 million and recorded a gain of $3.1 million which has been included in Loss on investments, net in the Condensed Consolidated Statement of Operations.

Provision for income taxes

We recorded a provision for income taxes of $5.6 million in the first nine months of 2007. Included in this amount is a $4 million tax recovery relating to the settlement of prior years’ tax credits. Our tax provision is generated by earning increased income in a relatively higher tax jurisdiction due to sales mix.

We recorded a provision for income taxes of $15.3 million in the first nine months of 2006. In addition, we recorded $7.1 million tax expense in the first quarter of 2006 for withholding and other taxes on the repatriation of funds used to purchase the Storage Semiconductor Business.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, which also provides commentary on our most critical accounting estimates. These estimates were of note during the first nine months of 2007:

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

In the second quarter of 2007, we recorded additional goodwill related to the acquisition of Passave, Inc. This adjustment was based on our estimate of costs to settle a legal matter that existed at the time of acquisition.

There was no impairment to goodwill or intangible assets during the nine months ended September 30, 2007. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

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

The assumptions used in calculating the fair value of stock-based awards involve estimates that require management judgment. If factors change and we use different assumptions, our stock-based compensation expense could change significantly in the future. In addition, if our actual forfeiture rate is different from our estimate, our stock-based compensation expense could change significantly in the future. See Notes 1 and 3 to the Condensed Consolidated Financial Statements for further information on stock-based compensation.

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

In the first nine months of 2007, we recorded charges of $2.5 million for the restructuring of excess facilities in connection with our 2007 restructuring plan. This estimate represents 100% of the estimated future operating costs and lease obligation for the exited space at certain of our U.S. and Canadian facilities.

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

In the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). We applied the more-likely-than-not threshold to our identified uncertain positions, as prescribed in FIN 48, resulting in a $4.7 million reduction to accumulated deficit that, in the absence of the adoption provisions of FIN 48, would have reduced our income tax expense.

Business Outlook

We expect our revenues for the fourth quarter of 2007 to be in the range of $122 million to $126 million. As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”. Our revenue outlook for the fourth quarter of 2007 depends in part on achieving 21% of our revenues from our turns business to reach the mid-point of the revenue range. Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate our fourth quarter 2007 gross margins to be approximately the same as the third quarter of 2007, inclusive of $0.4 million stock based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our fourth quarter 2007 operating expenses to be approximately $71 million to $73 million including stock-based compensation expense of approximately $7.4 million to $8.4 million. We anticipate that interest and other income in the fourth quarter of 2007 will be approximately $2 million.

Liquidity & Capital Resources

Our principal source of liquidity at September 30, 2007 was our $328 million in cash and cash equivalents.

In the first nine months of 2007, we generated $61.8 million of cash in operating activities.

Significant changes in working capital accounts included:

•	a $3.7 million decrease in inventory, resulting primarily from increased sales;

•	a $27.5 million increase in deferred taxes and income taxes payable due to increased interest accruals on our tax liabilities and revaluation of foreign tax liabilities;

•	a $0.2 million net increase in accrued restructuring costs due to additional charges recorded, net of payments made, in the first nine months of 2007; and

•	a $2.2 million increase in deferred revenue due to changes in circumstances in how we conduct business with a certain distributor.

In the first nine months of 2007, cash flows from our investment activities included:

•	expenditures of $12.9 million for the purchases of property, equipment and intangible assets.

In the first nine months of 2007, cash flows from our financing activities included:

•	cash proceeds of $20.2 million from the issuance of common stock under our equity-based compensation plans.

As of September 30, 2007, we had cash commitments made up of the following:

Contractual Obligations (in thousands)	Total	2007	2008	2009	2010	2011	After 2011
Operating Lease Obligations:
Minimum Rental Payments	$37,264	$3,021	$13,883	$8,138	$7,575	$4,647	$—
Estimated Operating Cost Payments	12,692	1,157	4,219	2,999	2,961	1,356	—
Long Term Debt:
Principal Repayment	225,000	—	—	—	—	—	225,000
Interest Payments	93,658	2,531	5,063	5,063	5,063	5,063	70,875
Purchase and other Obligations	22,173	5,374	6,260	8,175	2,364	—	—

	$390,787	$12,083	$29,425	$24,375	$17,963	$11,066	$295,875

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $11 million at September 30, 2007 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

We expect to use approximately $6.5 million of cash in the remainder of 2007 for capital expenditures and purchased intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, capital expenditure, wafer deposit and remaining restructuring requirements through 2007.

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

Based on a sensitivity analysis performed on the financial instruments in our investment portfolio held at September 30, 2007, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100 or 150 basis points would each result in a decline, or increase, in portfolio value of approximately $0.1 million or less.

Senior Convertible Notes:

At September 30, 2007, $225 million of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but are registered for resale under the Securities Act of 1933.

The notes rank equal in right of payment with our other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. We may redeem all or a portion of the notes at par on and after October 20, 2012. The holders may require that we repurchase the notes on October 15, 2012, 2015 and 2020 respectively.

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

At September 30, 2007, we had seven contracts outstanding to purchase Canadian dollars, all with maturities of less than twelve months, that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $46.9 million and the contracts had a fair value of $4.2 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accruals for Canadian income taxes in the ordinary course of business, and consequently in the first nine months of 2007 we recorded a $16.1 million foreign exchange loss relating to this item. The revaluation of our Canadian tax liability was required because of appreciation of the Canadian dollar against the United States dollar. Our operating loss would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies. For example, if the value of the United States dollar decreased by an additional 5% relative to the Canadian dollar, our loss before provision for income taxes would increase by $5.1 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 15, 2007, the Company filed three separate motions aimed at having the federal lawsuit dismissed on various legal grounds. One of these motions was on the basis that plaintiffs failed to plead with particularity facts establishing that a litigation demand on the board of directors of the Company would have been futile at the time they commenced the derivative lawsuit. On June 20, 2007, the Court heard the motion to dismiss plaintiffs’ complaint for failure to plead demand futility with particularity. The Court ruled on the motion to dismiss on August 22, 2007 finding that the plaintiffs’ Consolidated Complaint had not met the pleading burden and gave plaintiffs leave to amend. The plaintiffs filed their Amended Consolidated Complaint on October 2. While the plaintiffs’ claims are substantially similar, they have reduced the scope of their allegations. The Company intends to file motions to dismiss consistent with its previous motions. Briefing on these motions will be completed by year-end and a hearing scheduled in the first quarter of 2008.

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

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and EMC Corporation each accounted for more than 10% of our revenues in the third quarter of 2007. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

China represents a significant portion of our net revenues (24% the quarter ended September 30, 2007) and a substantial portion of Fiber-To-The-Home revenues in 2007 were derived from sales of its products into Japan and Korea. Our financial condition and results of operations are becoming increasingly dependent on our sales in China and the majority of our wafer supply comes from Taiwan. China has large organizations with major programs that can start and stop quickly. For example, in 2004 our operating profits were adversely affected by a sudden slowdown in telecom infrastructure build-out in China. Instability in China’s economic environment could lead to a contraction of capital spending by our customers. Economic downturns, decreases in demand in these markets for our products and overall negative market conditions in Asia could have a disproportionate effect on our overall business results. Additional risks to us include economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

Hostilities in Israel may have a significant impact on our Israeli subsidiary’s ability to conduct its business.

One of our subsidiaries is located in Israel, and employs approximately 176 people. If regional hostilities resume, a significant number of the subsidiary’s employees may be called into active military duty at any time. As a result, while product development schedules have not to date been impacted, there may be delays in their ability to meet future development schedules. It is not clear if the hostilities will resume, and if so, how many of PMC employees may be called to military duty or otherwise affected by any potential hostilities.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our accrual for Canadian income taxes in the ordinary course of business, and consequently in the third quarter of 2007 we recorded a $8.3 million foreign exchange loss relating to this item. The revaluation of our Canadian tax liability was required because of appreciation of the Canadian dollar against the United States dollar. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States and Canadian currencies.

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

Securities class action litigation has often been instituted against a company following periods of volatility and decline in the market price of their securities. If instituted against us, regardless of the outcome, such litigation could result in substantial costs and diversion of our management’s attention and resources and have a material adverse effect on our business, financial condition and operating results. In addition, we could incur substantial punitive and other damages relating to such litigation.

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

PMC-SIERRA, INC.
(Registrant)

Date: November 8, 2007	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and Principal Accounting Officer