Form 10-K
period 2007-12-30
PMC SIERRA INC
filed 2008-02-22
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission File Number 0-19084

PMC-Sierra, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2925073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2007 as reported by the NASDAQ Global Market, was approximately $1.1 billion. Shares of Common Stock held by each executive officer and director and by each person known to the Registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2008, the Registrant had 218,380,467 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2008 Annual Meeting of Stockholders are

incorporated by reference into Part III of this Form 10-K Report.

PART I

Item 1.	Business

OVERVIEW

PMC-Sierra, Inc. (PMC or the Company) designs, develops, markets and supports communications semiconductors, storage semiconductors and system-on-chips primarily for the communications service provider, storage, and enterprise markets. We have approximately 350 different semiconductor devices that are sold to leading equipment and design manufacturers, who in turn supply their equipment principally to communications network service providers and enterprises. We provide superior semiconductor solutions for our customers by leveraging our intellectual property, design expertise and systems knowledge across a broad range of applications and industry protocols.

PMC-Sierra was incorporated in the State of California in 1983 and reincorporated in the State of Delaware in 1997. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “PMCS”.

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

Our fiscal year normally ends on the last Sunday of the calendar year. Fiscal years 2007 and 2006 consisted of 52 weeks, and fiscal 2005 consisted of 53 weeks and ended on Saturday, December 31. In this Annual Report on Form 10-K, “PMC-Sierra”, “PMC”, “the Company”, “us”, “our” or “we”, mean PMC-Sierra, Inc. together with our subsidiary companies.

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

These forward-looking statements apply only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described under “Factors That You Should Consider Before Investing in PMC-Sierra” and elsewhere in this Annual Report and our other filings with the SEC. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

•	business strategy;

•	sales, marketing and distribution;

•	wafer fabrication capacity;

•	competition and pricing;

•	critical accounting policies and estimates;

•	customer product inventory levels, needs and order levels;

•	demand for networking, storage and consumer equipment;

•	net revenues;

•	gross profit;

•	research and development expenses;

•	selling, general and administrative expenditures;

•	interest and other income;

•	foreign exchange rates;

•	taxation rates;

•	capital resources sufficiency;

•	restructuring activities, expenses and associated annualized savings; and

•	our business outlook.

We undertake no obligation to update the forward-looking statements in this Annual Report on Form 10-K. Accordingly, this Form 10-K should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

INDUSTRY OVERVIEW

Growth in Internet usage and digital consumer devices is continuing to drive demand for bandwidth and efficient networks that can manage these higher levels of data traffic. At the same time, communication service providers are seeking ways to increase their revenues by bundling and delivering a range of services to their customers in a cost-effective manner. Newer applications such as Voice Over Internet Protocol (VoIP), video-on-demand, Internet Protocol Television (IPTV), third generation wireless services, and network-attached storage are being deployed globally. This is resulting in increasing requirements for service providers and enterprises to upgrade and improve their network infrastructure and storage management capabilities. Enterprises, corporations, small offices and home offices are expanding their networks to better capture, store, and access large quantities of data efficiently and securely.

Different types of data transmitted at various speeds over the Internet require service providers and enterprises to invest in multi-service equipment that can aggregate and transport these varied types of network traffic. In simplified terms, Internet traffic moves over a series of distinct networks, with each network built using copper wires, coaxial cables or fiber optic cables. These networks carry high-speed traffic in the form of electrical and optical signals that are transmitted and received by complex networking equipment. To ensure this equipment and varied networks can communicate with each other, communications equipment manufacturers and makers of communications semiconductors have developed numerous communications standards and protocols for the industry. These communications and storage protocols make it easier for complex high-speed data traffic to be sent, received and stored reliably and efficiently — whether intra-office, across the country, or internationally. The products we sell, and the protocols used in development of our devices, are described below.

MARKETS THAT WE SERVE

We sell our semiconductor solutions primarily into five general areas of the worldwide network infrastructure, which we refer to as the Access, Metro, Enterprise Storage, Enterprise Networking, and Customer Premise markets. The products and solutions that we sell into the Metro and Access areas of the market are largely driven by the capital spending of service providers in the telecommunications industry. Our products and solutions that are sold into the Enterprise Storage, Enterprise Networking and Customer Premise areas are driven primarily by the capital spending of corporations, enterprises, and smaller businesses. In 2007 the mix of our revenues were derived approximately 50% from the telecommunications market and 50% from the enterprise and storage markets.

We acquired the Storage Semiconductor Business from Avago Technologies Inc. (“Avago”) in 2006. We purchased the Storage Semiconductor Business due to the market position it had in the Fibre Channel Controller market and the growth opportunities for standard semiconductor solutions in the enterprise storage market. Since the acquisition we have experienced the benefits from product synergies between the acquired business and PMC-Sierra’s storage disk interconnect integrated circuit (IC) business.

In 2006 we also purchased Passave, Inc., a company that develops system-on-chip semiconductor solutions for the Fiber-To-The-Home (FTTH) access market. We purchased Passave due to its market leadership in Passive Optical Networking (PON) solutions for central office and customer premise FTTH applications.

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

Access

The access area of the telecommunications network infrastructure encompasses both wired and wireless equipment that aggregates data traffic from homes and businesses and transmits it to the central offices in the metro and the wide area network (WAN). Our semiconductors are used in the access area of the network in equipment such as SONET/SDH multi-service provisioning platforms (which add and drop signals or streams of data from optical networks) and switches (which direct the data traffic to other destinations within the network). One key industry protocol that helps in packaging information into formats for transportation across various networks is the Internet Protocol (IP). As networks slowly converge over time, more data-centric and hybrid multi-service equipment is required to handle voice, video, and data services over the IP.

In Asia and some parts of North America, Passive Optical Networking (PON) is being deployed to facilitate a FTTH strategy. Instead of copper cables, fiber is deployed to the neighborhood, the multi-dwelling unit, or the residence, to increase bandwidth and reach in both uploading and downloading files in both directions. The two current industry standards related to PON are Ethernet Passive Optical Networking (EPON), which delivers bandwidth at a rate of 1 Gbps , and Gigabit Passive Optical Networking (GPON), which delivers bandwidth at a rate of 2.5 Gbps. The advantage of PON is that it provides high bandwidth without sensitivity to the distance between the central office and the subscriber.

The Access area of the network also involves the termination and distribution of separate higher speed data signals into lower speed data signals. Many of our networking devices used in wireline communications can be deployed in the transmission of wireless data traffic to the network in wireless base station transceivers. PMC-Sierra also recently introduced a wireless Radio Frequency (RF) device supporting a new protocol known as WiMax.

Metro

The metropolitan area of the telecommunications infrastructure is primarily a fiber optic-based network that provides high-speed communications and data transfer within a city center or regional area. This portion of the network manages traffic inside its own region, and also manages traffic between the access and long-haul transport networks for inter-city or international transmission. The Metro is made up of primarily routers, switches and optical transport equipment.

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

Enterprise Storage

Institutions and businesses connect to their data storage either directly or indirectly, the latter using network-attached systems (NAS) or storage area networks (SAN). Fibre Channel protocol, which is the standard for the transfer of information between computers and storage devices (hard disk drives), is the dominant standard in the storage area of the market, with the market transitioning from fibre channel operating at 2 Gbps to speeds of 4 and 8 Gbps. In addition, there is a shift occurring in storage networking from parallel to serial interconnections and two standards have emerged which are Serial-Attached SCSI (better known as SAS) and Serial ATA (SATA), both of which are being deployed in storage networks today. The SAS and SATA devices are operating at 3 Gbps today and devices are being introduced at 6 Gbps in this segment of the market. Another standard is called Internet Protocol SCSI (or iSCSI), but this has not yet gained broad acceptance and deployment.

Our products and solutions in this area enable the high-speed interconnection of the servers, switches and storage devices that comprise these systems so that large quantities of data can be stored, managed and moved securely. Our focus in this area is developing interconnect devices and controllers for Fibre Channel, SAS and SATA. We are also developing next-generation controllers for the server-attached storage systems.

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

Controllers: rapid growth in data storage needs is driving a requirement for more cost-effective and larger capacity storage systems. Controller products based on Fibre Channel, SAS, and SATA, are enabling technologies for building network-attached storage system architectures that meet cost and capacity needs.

Microprocessor-based System-On-Chips (SOCs): these devices perform the high-speed computations that help identify and control the flow of signals and data in many different types of network equipment used in the communications, enterprise and consumer markets. With greater demand for integration of features and functions on a single device, more system-on-chip solutions are being developed.

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

We work very closely with our customers to ensure they get the best service and technical support required to assist them with their product development efforts. We believe our largest customers and their products will take an increasing percentage of the overall market in their areas of expertise. End customers such as Alcatel/Lucent, Cisco, Dasan Networks, EMC, Hewlett Packard, Fujitsu, Hitachi, Huawei, LSI Corporation, Mitsubishi Electric, Nortel, Ricoh, and ZTE, are aligning their design and manufacturing operations with key suppliers such as PMC.

2. Expand our breadth of product solutions in the enterprise storage systems market.

We are broadening our product line in the enterprise storage markets. In addition to our Fibre Channel product line, we have leading edge high-performance interconnect devices designed on protocols such as SAS and SATA. We expect the need for faster and more complex devices based on these protocols to increase as next-generation storage systems are deployed. We offer controllers for server-attached storage systems for our OEM customers and we are working on a further integration of features and devices to increase performance and reduce cost.

3. Strengthen our overall position in the WAN of the telecommunications market and introduce solutions in the FTTH market as well as the Wireless Access market.

We are working very closely with large companies in the service provider and enterprise markets to help them design and develop standard semiconductor solutions that we anticipate will meet their performance requirements while lowering their costs. A significant number of our products are used by OEMs that sell network equipment to worldwide telecommunications service providers. We continue to focus our R&D on the growth segments including: last-mile access, metro optical transport, edge routing, wireless infrastructure (including WiMAX) and residential broadband gateways.

4. Continue to increase our presence in Asian markets.

We continue to strengthen our relationships and business activity with our Asian customers. In 2007, we expanded our presence in FTTH, which had been primarily in Japan, to include Korea and China. To support these customers, we have expanded our sales, service and design center in Shanghai, China and continue to expand our technology center in Bangalore, India. Our revenues continued to increase in the Asia Pacific region in 2007, which includes China and Japan. Some of our largest customers in the People’s Republic of China were Huawei, ZTE, and Fiberhome, and in Japan our largest customers were Mitsubishi Electric, Fujitsu, Hitachi, and Ricoh. Our customers in Asia are broadening their product offerings in 3G wireless infrastructure, metro optical transport, edge routing, storage networking, laser and multi-function printers, and customer premise equipment.

5. Leverage our technical expertise across a diverse base of applications to pursue growth opportunities.

We have a strong history of analog, digital, mixed signal and microprocessor expertise and we are able to integrate many of these functions and protocols into complex devices. We leverage our common technologies and intellectual property across a broad range of networking equipment. Many OEMs recognize they can obtain highly complex, broadband communications technology from companies such as ours rather than dedicating their own resources to develop custom chips. We intend to take advantage of our customers’ growing requirements to outsource more of the silicon content in their networking and storage equipment that allows the OEMs to reduce their development costs and improve time-to-market while differentiating their products in other ways. We constantly look for ways to enable new classes of services with the introduction of new technologies for our customers and carriers.

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

Our sales team is focused on selling and supporting our chips and chipsets for equipment providers who are in turn selling their products to service providers, enterprises, or consumers. To better match our available sales resources to market opportunities we also focus our sales and support efforts on targeted customers.

We sell our products to end customers directly and through distributors and independent manufacturers’ representatives. In 2007, approximately 27% of our orders were shipped through our distributors, approximately 46% were sent by us directly to contract manufacturers selected by OEMs, and the balance were sent directly to our OEM customers.

In 2007, our largest distributor was Avnet Inc., which represented our products worldwide (excluding Japan, Israel, and Taiwan). We recognize sales through Avnet on a sell-through basis, which occurs when Avnet ships our products to the end customer. In 2007, total sales shipped through Avnet worldwide were 19% of total revenues. Our second largest distributor is Macnica Inc. Sales shipped through this distributor in 2007 were approximately 11% of total revenues.

Our sales outside of the United States, based on customer billing location, accounted for 80% of total revenue in 2007, 76% in 2006, and 61% in 2005. Our sales to customers in Asia, including Japan and China, continued to increase in 2007 (65% of sales) from 2006 (57% of sales) in part because many of our OEM customers increased the use of Asia-based contract manufacturers for the assembly of their products. Sales to Cisco Systems and EMC Corporation through distributors, contract manufacturers and direct sales each represented more than 10% of our total revenues in 2007. Because we do business outside the United States, we are subject to risks related to changes in political and economic climate in the countries in which we operate. Please refer to the risk factor “Changes in the political and economic climate in the countries we do business in may adversely affect our operating results” set forth in Item 1A.

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

Wafer Fabrication

We manufacture our products at independent foundries using standard Complementary Metal Oxide Semiconductor (CMOS) process techniques. We have in the past purchased substantially all of the silicon wafers from which we manufacture our products from Taiwan Semiconductor Manufacturing Corporation (TSMC), and Chartered Semiconductor Manufacturing Ltd. (Chartered). These independent foundries produce the wafers for our networking products at feature sizes down to 65 nanometer. By using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing, developing and testing of new products. In addition, we avoid the fixed costs associated with owning and operating fabrication and chip assembly facilities, and the costs associated with updating these facilities to manage constantly evolving process technologies.

We have supply agreements with both TSMC and Chartered that were renewed through December 30, 2008. PMC has a secured capacity agreement through deposits with one of its foundry partners, which ensures continuous supply during periods of tight capacity. Under these supply agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements but we are obliged under one of the agreements to purchase a minimum percentage of our total annual wafer requirements provided that the foundry is able to continue to offer competitive technology, pricing, quality and delivery. These agreements may be terminated at any time if either party violates the terms of the agreements. We do not currently anticipate any problems in renewing these supply agreements beyond the current expiry dates.

Assembly and Test

Once our wafers are fabricated, they must be probed, or inspected, to identify which individual units, referred to as die, were properly manufactured. Most wafers that we purchase are sent directly to an outside assembly house where the die are individually cut and packaged into semiconductor devices. The individual devices are then run through various electrical, mechanical and visual tests before customer delivery. PMC has recently outsourced the remaining in-house portion of its wafer probe and final test capability to several of its key subcontract test providers. With most of our products, we have the option to probe the wafers or test the final chips in-house or subcontract the probing or testing to independent subcontractors.

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

Since 2006, there has been an increase in the proportion of products being produced for PMC by turnkey ASIC vendors due to the acquisitions. Although PMC does not physically manage the bulk of this production, these products follow approved and audited flows conforming to PMC’s Quality Assurance requirements.

RESEARCH AND DEVELOPMENT

Our research and development efforts are market and customer-focused and can involve the development of both hardware and software. These devices and reference designs are targeted for use in enterprise, storage and service provider markets. Increasingly, our OEM customers that serve these end markets are demanding complete solutions with software support and complex feature sets and we are developing products to fill this need.

From time to time we announce new products to the public once development of the product is substantially completed, and there are no longer significant costs to be incurred. As we have a portfolio of more than 350 products, we do not consider any individual new product or group of products released in a year to be material, beyond our continuing development of a portfolio of products that meet our customers’ future needs.

At the end of fiscal 2007, we had design centers in the United States (California, Oregon, and Pennsylvania), Canada (British Columbia and Quebec), Israel (Herzliya), China (Shanghai) and India (Bangalore).

Our research and development spending was $159.1 million in 2007, $158.7 million in 2006 and $118.7 million in 2005. These figures exclude in-process research and development acquired in business combinations.

BACKLOG

Our sales originate from customer purchase orders. However, our customers frequently revise order quantities and shipment schedules to reflect changes in their requirements. As of December 30, 2007, our backlog of products scheduled for shipment within three months totaled approximately $95.5 million. Unless our customers cancel or defer to a subsequent year a portion of this backlog, we expect this entire backlog to be filled in 2008. Our backlog of products as of December 31, 2006 for shipment within three months totaled approximately $75.3 million.

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

We compete against established peer-group semiconductor companies that focus on the communications and storage semiconductor business. These companies include Applied Micro Circuits, Broadcom, Conexant, Cortina, Emulex, Exar, Freescale, Infineon, LSI Logic, Marvell, Maxim, and Texas Instrument. Many of these companies are well financed, have significant communications semiconductor technology assets and established sales channels, and depend on the market in which we participate for the bulk of their revenues.

Over the next few years, it is possible for additional competitors to enter the market with new products, some of which may also have greater financial and other resources than us.

We are also continuing to expand into certain markets, such as storage and wireless infrastructure that have established incumbents with substantial financial and other resources. Some of these incumbents derive a majority of their earnings from these markets. We expect continued strong competition in these markets.

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have been awarded 242 U.S. and 78 foreign patents for circuit designs and other innovations used in the design and architecture of our products. In addition, we have 60 patent applications pending in the U.S. Patent and Trademark office. Our patents typically expire 20 years from the patent application date, with our existing patents expiring between 2010 and 2027.

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

We also rely on mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements, and licensing arrangements to protect our intellectual property.

Our only material license is the MIPS microprocessor architecture license from MIPS Technologies Inc., on which our microprocessor-based products are based. While complex instruction set computing, or CISC architecture, is predominant in the desktop computer microprocessor market, several competing microprocessor architectures have emerged for other microprocessor markets such as the embedded computing market. Because of their higher performance and smaller space requirements, most of the competing architectures, such as the MIPS architecture, utilize reduced instruction set computing, or RISC architectures. The MIPS architecture is widely supported through semiconductor design software, operating systems and companion integrated circuits. Because this license supports the architecture behind our microprocessors, we must retain the MIPS license in order to produce our next generation microprocessor products. This license may be terminated only if we do not make the required royalty payments or breach confidentiality obligations.

PMC, PMCS, PMC-Sierra and our logo are our registered trademarks and service marks. We own other trademarks and service marks not appearing in this Annual Report. Any other trademarks used in this Annual Report are owned by other entities.

EMPLOYEES

As of December 30, 2007, we had 1,027 employees, including 585 in Research and Development, 97 in Production and Quality Assurance, 214 in Sales and Marketing and 131 in Administration. Our employees are not represented by a collective bargaining agreement and we have never experienced any related work stoppage.

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

As a result of the following risks, our business, financial condition, operating results and/or liquidity could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose part or all of your investment.

We are subject to rapid changes in demand for our products due to:

•	variations in our turns business;

•	short order lead time;

•	customer inventory levels;

•	production schedules; and

•	fluctuations in demand.

Our revenues and profits may fluctuate because of factors that are beyond our control. As a result, we may fail to meet the expectations of security analysts and investors, which could cause our stock price to decline.

Our ability to project revenues is limited because a significant portion of our quarterly revenues may be derived from orders placed and shipped in the same quarter, which we call our “turns business.” Our turns business varies widely from quarter to quarter. Our customers may delay product orders and reduce delivery lead-time expectations, which may reduce our ability to project revenues beyond the current quarter. While we regularly evaluate end users’ and contract manufacturers’ inventory levels of our products to assess the impact of their inventories on our projected turns business, we do not have complete information on their inventories. This could cause our projections of a quarter’s turns business to be inaccurate, leading to lower revenues than projected.

We may fail to meet our forecasts if our customers cancel or delay the purchase of our products or if we are unable to meet their demand.

We rely on customer forecasts in order to estimate the appropriate levels of inventory to build and to project our future revenues. Many of our customers have numerous product lines, numerous component requirements for each product, sizeable and complex supplier structures, and typically engage contract manufacturers for additional manufacturing capacity. This complex supply chain creates several variables that make it complicated to accurately forecast our customers’ demand and accurately monitor their inventory levels of our products. If customer forecasts are not accurate, we may build too much inventory, potentially leaving us with excess and obsolete inventory, which would reduce our profit margins and adversely affect our operating results. Conversely, we may build too little inventory to meet customer demand causing us to miss revenue-generating opportunities.

Our customers often shift buying patterns as they manage inventory levels, market different products, or change production schedules. This makes forecasting their production requirements difficult and can lead to an inventory surplus or shortage of certain of their components. In addition, our products vary in terms of profit margins they generate. If our customers purchase a greater proportion of our lower margin parts in a particular period, it would adversely impact our results of operations.

Further, our distributors provide us with periodic reports of their backlog to end customers, sales to end customers and quantities of our products that they have on hand. If the data that is provided to us is inaccurate, it could lead to inaccurate forecasting of our revenues or errors in our reported revenues, gross profit and net income.

While backlog is our best estimate of our next quarter’s revenues, it is industry practice to allow customers to cancel, change or defer orders with limited advance notice prior to shipment. As such, backlog may be an unreliable indicator of future revenue levels. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionately negative effect on our operating results.

If the demand for our customers’ products declines, demand for our products will be similarly affected and our revenues, gross margins and operating performance will be adversely affected.

Our customers are subject to their own business cycles, most of which are unpredictable in commencement, depth and duration. We cannot accurately predict the continued demand of our customers’ products and the demands of our customers for our products. In the past, networking customers have reduced capital spending without notice, adversely affecting our revenues. As a result of this uncertainty, our past operating results may not be indicative of our future operating results. It is possible that, in future periods, our results may be below the expectations of public market analysts and investors. This could cause the market price of our common stock to decline.

We rely on a few customers for a major portion of our sales, any one of which could materially impact our revenues should they change their ordering pattern. The loss of a key customer could materially impact our results of operations.

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and EMC Corporation each accounted for more than 10% of our revenues in 2007. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We do not have employment agreements in place with many of our key personnel. As employee incentives, we issue common stock options and restricted stock grants that are subject to time vesting, and, in the case of options, have exercise prices at the market value on the grant date. As our stock price varies substantially, the equity awards to employees are effective as retention incentives only if they have economic value.

Retirement of our Chief Executive Officer

In the fourth quarter of 2007, we announced that our Chief Executive Officer and President, Robert Bailey, intends to retire from the positions of President and Chief Executive Officer once his successor has been appointed. Mr. Bailey has been nominated to be re-elected as the Chairman of the Board of Directors at the upcoming 2008 Annual Stockholder Meeting. The Search Committee of Board of Directors is actively searching for a successor to Mr. Bailey. While we do not believe that our business has been adversely affected by the announcement of Mr. Bailey’s retirement plans, it is important that we identify a successor to Mr. Bailey to mitigate any potential uncertainty in the market or the senior management team.

Changes in the political and economic climate in the countries we do business may adversely affect our operating results.

Our results of operations are increasingly dependent on our sales in China, which accounted for 20% of our revenues in 2007. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business. The growth of FTTH technology in China has continued to be strong, however, a slowdown in that growth would have an adverse impact on our operating results.

We earned a substantial portion of our FTTH revenues in Japan in 2007. We procure substantially all of our wafers from Taiwan and use assemblers throughout Asia.

Given the depth of our sales and operations in Asia, we face these additional risks that could negatively impact our results of operations, including economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

We are subject to the risks of conducting business outside North America, which may impair our sales, development or manufacturing of our products.

In addition to selling our products in a number of countries, an increasing portion of our research and development and manufacturing is conducted outside North America, in particular, India and China. The geographic diversity of our business operations could hinder our ability to coordinate design, manufacturing and sales activities. If we are unable to develop systems and communication processes to support our geographic diversity, we may suffer product development delays or strained customer relationships.

Hostilities in the Middle East may have a significant impact on our Israeli subsidiary’s ability to conduct its business.

One of our research and development facilities is located in Israel, and employs approximately 176 people. On an on-going basis, some of our Israeli employees are periodically called into active military duty. In the event of severe hostilities breaking out, a significant number of our Israeli employees may be called into active military duty, resulting in delays, including product development schedules.

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

Our products generally take between 12 and 24 months from initial conceptualization to development of a viable prototype, and another 3 to 18 months to be designed into our customers’ equipment and sold in production quantities. We sell products whose characteristics include evolving industry standards, short product life spans and new manufacturing and design technologies. Our products often must be redesigned because manufacturing yields on prototypes are unacceptable or customers redefine their products to meet changing industry standards or customer specifications. As a result, we develop products many years before volume production and may inaccurately anticipate our customers’ needs. Redesigning our products is expensive and may delay production of our products. Our products may become obsolete during these delays, resulting in our inability to recoup our initial investments in product development.

The final determination of our income tax liability may be materially different from our income tax provision.

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material effect on our income tax provision and results of operations in the period or periods in which that determination is made, and potentially to future periods as well. For instance, we significantly increased our tax provision at the end of 2006 due to an increase in our estimated tax liability following receipt in 2007 of a written communication from a tax authority examining the historic transfer pricing policies and practices of certain companies within the PMC-Sierra group.

If foreign exchange rates fluctuate significantly, our profitability may decline.

We are exposed to foreign currency rate fluctuations because a significant part of our development, test, and selling and administrative costs are incurred in Canadian dollars, and our selling costs are incurred in a variety of currencies around the world. The U.S. dollar has devalued significantly compared to the Canadian dollar and this trend may continue. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not eliminate, the impact of foreign currency exchange rate movements. In addition, this foreign currency risk management policy may not be effective in addressing long-term fluctuations since our contracts do not extend beyond a 12-month maturity.

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. Our accrual for income taxes is partially hedged against foreign exchange gains and losses, however, we recorded a net $18.2 million foreign exchange loss on the revaluation of our tax liability because of the weakening of the U.S. dollar. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between U.S. and Canadian currencies.

We are exposed to the credit risk of some of our customers.

Many of our customers employ contract manufacturers to produce their products and manage their inventories. Many of these contract manufacturers represent greater credit risk than our OEM customers, who do not guarantee our credit receivables related to their contract manufacturers.

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

Acquiring products, intellectual property, technologies, or businesses from third parties is a core part of our business strategy. That strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. These challenges include integration of product lines, sales forces, customer lists and manufacturing facilities, development of expertise outside our existing business, diversion of management time and resources, possible divestitures, inventory write-offs and other charges. We also may be forced to replace key personnel who may leave our Company as a result of an acquisition. We cannot be certain that we will find suitable acquisition candidates or that we will be able to meet these challenges successfully.

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

From time to time, we license, or acquire, technology from third parties to incorporate into our products. Incorporating technology into our products may be more costly or more difficult than expected, or require additional management attention to achieve the desired functionality. The complexity of our products could result in unforeseen or undetected defects or bugs, which could adversely affect the market acceptance of new products and damage our reputation with current or prospective customers.

Our current product road map will, in part, be dependent on successful acquisition and integration of intellectual property cores developed by third parties. If we experience difficulties in obtaining or integrating intellectual property from these third parties, it could delay or prevent the development of our products in the future.

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

Our business may be adversely affected if our customers or suppliers cannot obtain sufficient supplies of other components needed in their product offerings to meet their production projections and target quantities.

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

We do not own or operate a wafer fabrication facility. Two outside wafer foundries supply more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

We depend on third parties for assembly of our semiconductor products that could delay and limit our product shipments.

We depend on third parties in Asia for assembly of our semiconductor products. In addition, subcontractors in Asia assemble all of our semiconductor products into a variety of packages. Raw material shortages, political and social instability, assembly house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply or assembly. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues. Capacity in the assembly industry has become scarce and lead times have lengthened. This could become more severe, which could in turn adversely affect our revenues. We have less control over delivery schedules, assembly processes, quality assurances, raw material supplies, and costs than competitors that do not outsource these tasks.

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

While management uses all available information to estimate these restructuring costs, particularly facilities costs, our estimated accruals may prove to be inadequate. If our actual sublease revenues or the results of our exiting negotiations differ from our assumptions, we may have to record additional charges, which could materially affect our results of operations, financial position and cash flow.

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

If we cannot protect our proprietary technology, we may not be able to prevent competitors from copying or misappropriating our technology and selling similar products, which would harm our revenues.

To compete effectively, we must protect our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We hold numerous patents and have a number of pending patent applications. However some of our patents are expiring in 2010, which could have a negative affect on our ability to prevent competitors from duplicating certain of our products.

We might not succeed in obtaining patents from any of our pending applications. Even if we are awarded patents, they may not provide any meaningful protection or commercial advantage to us, as they may not be of sufficient scope or strength, or may not be issued in all countries where our products can be sold. In addition, our competitors may be able to design around our patents.

To protect our product technology, documentation and other proprietary information, we enter into confidentiality agreements with our employees, customers, consultants and strategic partners. We require our employees to acknowledge their obligation maintain confidentiality with respect to PMC’s products. Despite these efforts, we cannot guarantee that these parties will maintain confidentiality our proprietary information in the course of future employment or working with other business partners. We develop, manufacture and sell our products in Asia and other countries that may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes piracy of our technology and products more likely. Steps we take to protect our proprietary information may not be adequate to prevent theft of our technology. We may not be able to prevent our competitors from independently developing technologies that are similar to or better than ours.

Our products employ technology that may infringe on the intellectual property and the proprietary rights of third parties, which may expose us to litigation and prevent us from selling our products.

Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry. This often results in expensive and lengthy litigation. We, and our customers or suppliers, may be accused of infringing patents or other intellectual property rights owned by third parties in the future. An adverse result in any litigation could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to the infringing technology. In addition, we may not be able to develop non-infringing technology, or find appropriate licenses on reasonable terms or at all.

Patent disputes in the semiconductor industry are often settled through cross-licensing arrangements. Our portfolio of patents may not have the breadth to enable us to settle an alleged patent infringement claim through a cross-licensing arrangement. We may therefore be more exposed to third party claims than some of our larger competitors and customers.

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

ITEM 2.	Properties.

PMC leases properties in 23 locations worldwide. Approximately 35% of the space leased by PMC was excess at December 30, 2007. Approximately 63% of the excess space has been subleased and we are actively pursuing opportunities to sublease or negotiate our exit from the remaining excess facilities.

We lease a total of 108,000 square feet in Santa Clara, California, to house our US design, engineering, sales and marketing operations. In 2007, we vacated approximately 12,500 additional square feet of office space Santa Clara in connection with our workforce reduction activities.

Our Canadian operations are located in Burnaby, British Columbia where we lease 173,000 square feet of office space in three separate buildings. These locations support a significant portion of our product development, manufacturing, marketing, sales and testing activities. In mid 2007, we vacated approximately 45,250 square feet in Burnaby, British Columbia, Saskatoon, Saskatchewan, Winnipeg, Manitoba and Montreal, Quebec in connection with operational consolidation activities.

In addition to the two major sites in Santa Clara and Burnaby, during 2007 we also operated seven additional research and development centers: one in Canada, three in the US, one in Bangalore, India, one in Herzliya, Israel and one in Shanghai, China.

We have fourteen sales/operations offices located in Europe, Asia, the Middle East and North America.

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

The Consolidated Complaint generally alleged that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its shareholders, that these purported breaches of fiduciary duties caused harm to the Company and the plaintiffs seek to recover damages on behalf of the Company. The Consolidated Complaint also alleged violations of federal securities laws. The Company is a nominal defendant in the cases, but any recovery in the litigation would be paid to the Company, rather than to its shareholders. The defendants have entered into joint defense arrangements.

On March 15, 2007, the Company filed three separate motions aimed at having the federal lawsuit dismissed on various legal grounds. One of these motions was on the basis that plaintiffs failed to plead with particularity facts establishing that a litigation demand on the board of directors of the Company would have been futile at the time they commenced the derivative lawsuit. On June 20, 2007, the Court heard the motion to dismiss plaintiffs’ complaint for failure to plead demand futility with particularity. The Court ruled on the motion to dismiss on August 22, 2007 finding that the plaintiffs’ Consolidated Complaint had not met the pleading burden and gave plaintiffs leave to amend. The plaintiffs filed their Amended Consolidated Complaint on October 2, 2007. While the plaintiffs’ claims are substantially similar, they have reduced the scope of their allegations. The Company filed motions to dismiss the Amended Consolidated Complaint consistent with its previous motions which were argued before the Court on January 30, 2008. The Court also took argument on a motion to compel the production of certain documents filed by the plaintiffs December 26, 2007. The Court has not yet ruled on the motions.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Price Information. Our Common Stock trades on the NASDAQ Global Select Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the NASDAQ Global Select Market:

Fiscal 2007	High	Low
First Quarter	$7.40	$6.11
Second Quarter	8.15	6.94
Third Quarter	8.54	7.13
Fourth Quarter	9.75	6.54

Fiscal 2006	High	Low
First Quarter	$12.45	$7.97
Second Quarter	13.57	8.55
Third Quarter	9.25	4.86
Fourth Quarter	7.96	5.92

Stockholders

To maintain consistency, the information provided above is based on the last day of the calendar quarter rather than the last day of the fiscal quarter. As of February 15, 2008 there were 1,039 holders of record of our Common Stock. On February 15, 2008, the last reported sales price of our common stock was $4.58 per share.

Dividends

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business or to fund acquisitions and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for PMC, the line-of-business index for semiconductors and related devices (SIC code 3674) furnished by Georgeson Shareholder Communications Inc., and the S&P 500 Index. The graph assumes the investment of $100 on December 31, 2002. The performance shown is not necessarily indicative of future performance.

ITEM 6.	Selected Financial Data

The following tables set forth data from our consolidated financial statements for each of our last five fiscal years.

	Year Ended
	(in thousands, except for per share data)
	December 30, 2007(1)	December 31, 2006(2)	December 31, 2005(3)	December 26, 2004(4)	December 28, 2003(5)
STATEMENT OF OPERATIONS DATA:
Net revenues	$449,381	$424,992	$291,411	$297,383	$249,483
Cost of revenues	158,297	146,456	80,963	87,542	87,875
Gross profit	291,084	278,536	210,448	209,841	161,608
Research and development	159,134	158,661	118,720	120,492	119,790
Selling, general and administrative	100,486	102,363	56,278	46,832	46,665
Amortization of purchased intangible assets	39,343	33,381	—	—	—
In-process research and development	—	35,300	—	—	—
Restructuring costs and other charges	14,837	6,119	13,833	3,520	15,314
Acquisition costs	—	—	—	1,212	—

(Loss) income from operations	(22,716)	(57,288)	21,617	37,785	(20,161)
Interest income, net	9,914	8,979	12,106	4,859	1,709
Foreign exchange loss	(18,486)	(109)	(3,259)	(1,295)	(954)
(Loss) gain on extinguishment of debt and amortization of debt issue costs	(968)	(968)	(1,809)	(2,233)	287
(Loss) gain on investments	—	(1,269)	1,439	9,242	2,416
(Provision for) recovery of income taxes	(16,848)	(49,237)	(2,108)	3,323	8,712

Net (loss) income	$(49,104)	$(99,892)	$27,986	$51,681	$(7,991)

Net income (loss) per share—basic:	$(0.23)	$(0.49)	$0.15	$0.29	$(0.05)
Net income (loss) per share—diluted:	$(0.23)	$(0.49)	$0.15	$0.27	$(0.05)
Shares used in per share calculation—basic	216,330	203,470	184,098	180,353	173,568
Shares used in per share calculation—diluted	216,330	203,470	189,132	188,903	173,568

	(in thousands)
BALANCE SHEET DATA:
Working capital	$280,575	$192,146	$565,501	$152,306	$317,444
Cash, cash equivalents, and short-term investments	364,922	258,914	627,476	274,686	411,928
Long-term investment in bonds and notes	—	—	—	139,111	41,569
Total assets	1,131,998	1,006,557	732,949	507,024	552,956
Long-term debt (including current portion)	225,000	225,000	225,000	68,071	175,000
Stockholders’ equity	595,996	570,428	354,047	299,337	226,297

(1)	Results for the year ended December 30, 2007 include $1.7 million stock-based compensation expense included in Cost of revenues; $16.6 million stock-based compensation expense included in Research and development expenses; $17.1 million stock-based compensation expense and $2.2 million reversal of an accrual for payroll-related taxes, included in Selling, general and administrative expenses; $14.8 million restructuring costs; $18.2 million foreign exchange loss on an income tax liability; $4.0 million recovery of prior years’ income taxes, and $3.8 million recovery of future income taxes, offset by $13.1 million of interest relating to the liability for unrecognized tax benefit of prior years.
(2)	Results for the year ended December 31, 2006 include $8.2 million purchase accounting adjustments to inventory, $1.8 million stock-based compensation expense, and $0.8 million in additional contractor costs included in Cost of revenues; $16.2 million stock-based compensation expense included in Research and development expenses; $19.9 million stock-based compensation expense, $2.4 million for employee-related taxes, and $0.2 million acquisition-related relocation expenses included in Selling, general and administrative expenses; $6.1 million restructuring costs; a $0.5 million foreign exchange gain on an income tax liability; $29.9 million increase in our estimated tax provision for previous years as a result of a written communication received in 2007 from a tax authority and $7.0 million withholding and other taxes on repatriation of funds included in the provision for income taxes.

(3)	Results for the year ended December 31, 2005 include $0.9 million reversal of provision for doubtful accounts receivable included in Selling, general and administrative expenses, $13.8 million restructuring costs; $6.3 million tax benefits comprised of $5.3 million excess R&D tax credits and $1.0 million recovery of prior year sales tax, and $3.4 million foreign exchange loss on an income tax liability.
(4)	Results for the year ended December 26, 2004 include $3.5 million net charge for additional excess facilities costs related to our 2001 restructurings, $1.3 million elimination of a provision for employee-related taxes included in Selling, general and administrative expenses, $9.2 million gain on sale of investments, $5.1 million recovery of prior year taxes, $9.4 million tax recovery based on agreements and assessments with a tax authority and $1.5 million foreign exchange loss on an income tax liability.
(5)	Results for the year ended December 28, 2003 include a $15.3 million net charge for restructuring costs comprised of $7.2 million for workforce reduction, $11.9 million for excess facilities, $1.4 for asset impairments, $4.5 million reversal of excess facilities costs related to our October 2001 restructuring and $0.7 million reversal of excess workforce reduction costs related to our January 2003 restructuring plan, the $1.8 million elimination of a provision for potential litigation costs included in Selling, general and administrative expenses, and a $3.5 million receipt of prior year income taxes.

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

	Quarterly Data
	(in thousands except for per share data)
	Year Ended December 30, 2007				Year Ended December 31, 2006
	Fourth (1)	Third (2)	Second (3)	First (4)	Fourth (5)	Third (6)	Second (7)	First (8)
STATEMENT OF OPERATIONS DATA:
Net revenues	$123,569	$117,455	$104,692	$103,665	$101,917	$116,514	$118,780	$87,781
Cost of revenues	43,205	39,871	37,650	37,571	37,125	39,146	43,560	26,625
Gross profit	80,364	77,584	67,042	66,094	64,792	77,368	75,220	61,156
Research and development	37,418	35,557	41,635	44,524	41,713	41,611	41,587	33,749
Selling, general and administrative	24,493	24,124	25,171	26,698	26,362	29,235	27,174	19,593
Amortization of purchased intangible assets	9,836	9,836	9,836	9,835	10,136	11,202	9,934	2,110
In-process research and development	—	—	—	—	—	—	20,500	14,800
Restructuring costs and other charges	2,593	1,564	3,786	6,894	453	6,404	—	(738)

Income (loss) from operations	6,024	6,503	(13,386)	(21,857)	(13,872)	(11,084)	(23,975)	(8,358)

Interest income, net	2,877	2,728	2,472	1,837	2,297	1,849	1,267	3,566
Foreign exchange (loss) gain	(2,511)	(7,052)	(7,926)	(996)	3,508	(252)	(3,378)	13
Amortization of debt issue costs	(242)	(242)	(242)	(242)	(242)	(242)	(242)	(242)
(Loss) gain on investments	—	—	—	—	—	—	(3,118)	1,849
(Provision for) recovery of income taxes	(11,229)	(7,877)	(3,177)	5,435	(33,891)	(1,796)	(2,388)	(11,161)

Net (loss)	$(5,081)	$(5,940)	$(22,259)	$(15,823)	$(42,200)	$(11,525)	$(31,834)	$(14,333)

Net income (loss) per share—basic	$(0.02)	$(0.03)	$(0.10)	$(0.07)	$(0.20)	$(0.05)	$(0.16)	$(0.08)
Net income (loss) per share—diluted	$(0.02)	$(0.03)	$(0.10)	$(0.07)	$(0.20)	$(0.05)	$(0.16)	$(0.08)

Shares used in per share calculation—basic	218,912	216,837	215,688	213,881	212,295	211,298	203,067	187,218
Shares used in per share calculation—diluted	218,912	216,837	215,688	213,881	212,295	211,298	203,067	187,218

(1)	Results include $0.3 million stock-based compensation expense included in Cost of revenues, $4.1 million stock-based compensation expense included in Research and development expenses, $3.7 million stock-based compensation expense included in Selling, general and administrative expenses, $2.1 million foreign exchange loss on our income tax liability, and $4.1 million of interest relating to the liability for unrecognized tax benefit of prior years.
(2)	Results include $0.3 million stock-based compensation expense included in Cost of revenues, $3.8 million stock-based compensation expense included in Research and development expenses, $4.0 million stock-based compensation expense and $1.2 million employee-related taxes included in Selling, general and administrative expenses, and $6.8 million foreign exchange loss on our income tax liability.
(3)	Results include $0.5 million stock-based compensation expense included in Cost of revenues, $4.4 million stock-based compensation expense included in Research and development expenses, $4.7 million stock-based compensation expense and $2.2 million reversal of a payroll tax accrual in a foreign jurisdiction included in Selling, general and administrative expenses and $8.3 million foreign exchange loss on our income tax liability.
(4)	Results include $0.5 million stock-based compensation expense included in Cost of revenues; $4.3 million stock-based compensation expense included in Research and Development expenses; $4.6 million stock-based compensation expense included in Selling, General and administrative expenses; $1.0 million foreign exchange loss on our income tax liability; and $4.0 million tax recovery relating to prior years.
(5)	Results include $0.5 million stock-based compensation expense included in Cost of revenues, $5.5 million stock-based compensation expense included in Research and development expenses, $5.4 million stock-based compensation expense included in Selling, general and administrative expenses, $3.5 million foreign exchange gain on our income tax liability, and $29.9 million increase in our estimated tax provision for previous years as a result of a written communication received in 2007 from a tax authority.
(6)	Results include $0.4 million stock-based compensation expense included in Cost of revenues, $4.2 million stock-based compensation expense included in Research and development expenses, $6.0 million stock-based compensation expense and $2.4 million employee-related taxes included in Selling, general and administrative expenses, and $0.1 million foreign exchange gain on our income tax liability.

(7)	Results include $5.4 million purchase accounting adjustments to inventory and $0.5 million stock-based compensation expense included in Cost of revenues, $4.0 million stock-based compensation expense included in Research and development expenses, $5.5 million stock-based compensation expense included in Selling, general and administrative expenses and $3.3 million foreign exchange loss on Canadian taxes.
(8)	Results include $2.8 million purchase accounting adjustments to inventory, $0.5 million in additional contractor costs, and $0.4 million stock-based compensation expense included in Cost of revenues; $2.5 million stock-based compensation expense included in Research and Development expenses; $3.0 million stock-based compensation expense and $0.2 million relocation expenses included in Selling, General and administrative expenses; $0.1 million foreign exchange gain on Canadian taxes; and $7.0 million withholding and other taxes on repatriation of funds.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

OVERVIEW

We generate revenues from the sale of semiconductor devices and solutions that we have acquired, designed and developed. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, the majority of our revenues in 2007 came from products that were acquired through business combinations in 2006 or developed in 2005 and earlier. After an individual product is completed and announced it may take several years before that device generates any significant revenues. Our products’ success is dependent on the market acceptance of our customers’ products into which our products are designed. Our current revenue is generated by a portfolio of approximately 350 products.

In addition to incurring costs for the marketing, sales and administration of selling existing products, we expend a substantial amount every year for the development of new semiconductor devices. We determine the amount to invest in the development of new semiconductors based on our assessment of the future market opportunities for those components, and the estimated return on investment. To compete globally we must invest in the businesses and technologies that are both growing in demand and cost competitive in the geographic markets that we serve. We continue to aggressively focus on cost reduction and finding ways to improve on operational efficiencies.

We are benefiting from the acquisitions that we completed in 2006. We are experiencing product synergies between the Fibre Channel controllers acquired from the Storage Semiconductor Business we acquired from Avago in 2006 and our Fibre Channel and SAS disk-interconnect products. We have introduced 8 gigabit Fibre Channel Controller products into the market, which improve data access times that have been made more challenging by data consolidation through virtualization and fixed content storage. These products are backward compatible with our 4 Gbps Fibre Channel products, allowing our customers to preserve their software investments.

We will continue to expand our FTTH product offerings for the Asian market in the coming year. Our largest end market for EPON solutions is Japan which is the worldwide leader in FTTH deployment. In China, our EPON products are gaining traction in the marketplace due to the maturity and stability of this technology. We expect revenue growth in our FTTH business in

China as the technology gains acceptance in this market. In Korea, the government is expected to complete the regulatory policy for IPTV in 2008, and select IPTV service providers which will result in resumption in EPON FTTH deployments in Korea in the second half of the year.

We are also offering customers a multi-service fiber access gateway solution with an integrated GPON interface. This product will enable carriers to expand high definition video offerings to consumers through mass deployment of higher bandwidth application such as video picture sharing, peer-to-peer and data storage.

We are closely aligning with leading OEM customers who supply carriers who are investing in their networks to enable delivery of residential video services. We are well positioned for these network upgrade opportunities with solutions that have high data throughput and require lower power for our customers. Our current business strategy also includes broadening our semiconductor solutions into the WiMax market.

With regard to our communications business, we continue to see the convergence of networks and build-outs driving service provider requirements and large contracts for metro-optical transport and access equipment. We are seeing growth in demand for our access products as service providers expand their wired and wireless networks around the world.

We expect our our SOC solutions to continue to penetrate the laser printer market as well as the network-attached storage market for small to medium sized businesses. We will also continue to pursue ASIC design wins with our leading OEM customers in this market.

On January 1, 2007, we adopted FIN48 resulting in a net decrease in a $4.7 million in our accumulated deficit, a decrease in our unrecognized tax benefit and a $1.1 million increase to the deferred tax asset. See Note 14 for further information on Income Taxes. During the year, our liability for unrecognized tax benefits increased significantly due to the accrual of additional taxes, related interest expense and foreign exchange revaluation related to this liability. See Note 14 to the Consolidated Financial statements for further information about our FIN48 liability. The adoption of FIN48 will continue to have an adverse impact on our results of operations in future periods.

In the fourth quarter of 2007, we announced that our Chief Executive Officer and President, Robert L. Bailey, will be retiring from the positions of President and Chief Executive Officer once his successor has been appointed. Mr. Bailey has been nominated to be re-elected as the Chairman of the Board at the upcoming 2008 Annual Stockholder Meeting. The Search Committee of the Board of Directors is actively searching for a successor to Mr. Bailey.

In order to align our fiscal year end with the calendar year end, fiscal 2005 consisted of 53 weeks compared to 52 weeks in fiscal 2007 and fiscal 2006.

Net Revenues ($ millions)

	2007	Change	2006	Change	2005
Net revenues	$449.4	6%	$425.0	46%	$291.4

Net revenues for 2007 increased $24.4 million, or 6% compared to net revenues for 2006. In 2007, the products we acquired from Passave and the Storage Semiconductor Business from Avago contributed an incremental $18.2 million to our net revenues due to full versus partial year of revenues in 2006. However, there was a year over year decrease in revenues from the acquired Storage Semiconductor Business as certain products reached their end of life. We had growth in our printer business and organic storage business of $8.8 million and $21.8 million, respectively, partially offset by declines in revenues from our telecommunications products of $24.4 million.

Net revenues for 2006 increased $133.6 million, or 46% compared to net revenues for 2005. The increase was driven by $95.7 million of additional revenue from the acquisition of the Storage Semiconductor Business from Avago and $30.7 million of additional revenue from the acquisition of Passave. Apart from revenues from the acquisitions, in 2006 our revenues were $7.2 million higher than in 2005. Despite the overall increase for the year, in the second half of 2006 revenues declined sequentially due to lower activity in the telecommunications market. This was caused by a slowdown in equipment orders by carriers in China, Japan, and North America, in addition to an electronics components supply chain inventory correction primarily in Japan and North America, and US carrier and communications OEM mergers.

Over the past three years, we have seen significant growth in net revenues generated in Asia. Net revenues from Asia were 65% of total net revenues in 2007, 57% of total net revenues in 2006, and 50% in 2005. We attribute this trend primarily to our increasing presence in the Fiber-to-the-home market, which is concentrated in Japan, Korea, China and Taiwan, and increased manufacturing outsourcing into Asia by our OEM customers.

Gross Profit ($ millions)

	2007	Change	2006	Change	2005
Gross profit	$291.1	5%	$278.5	32%	$210.4
Percentage of net revenues	65%		66%		72%

Total gross profit for 2007 increased by $12.6 million over gross profit in 2006. The acquisitions we completed in 2006 and growth in sales of our microprocessor and organic storage products had positive impacts on our gross profit, partially offset by the impact of declines in sales of our telecommunications products on gross profit.

The most significant items impacting our gross margin as a percentage of net revenues were:

•	a change in product mix away from our telecommunications products toward our storage, FTTH and SOC products, which decreased gross margin by 2%;

•

in 2006, we sold inventory acquired from the Storage Semiconductor Business of Avago that was valued at its selling price, less related selling costs, as opposed to the lower manufacturing cost; there was no such expense incurred in 2007 and our gross margin increased by 2% compared to 2006; and

•	the combined impact of increased obsolescence provision and royalty expense decreased gross margin by 1%.

Total gross profit for 2006 increased by $68.1 million over gross profit in 2005. Gross profits increased in 2006 due to higher sales volumes, primarily resulting from the acquisitions. In 2005, gross profit improved due in part to the centralizing of our manufacturing logistics teams into a single location through our restructuring activities, as well as tightly managing our manufacturing costs.

Gross profit as a percentage of revenues decreased to 66% in 2006 from 72% in 2005 primarily as a result of the following factors:

•	the acquisitions changed the overall mix of revenues, decreasing gross profit as a percentage of revenues by 3%;

•	lower margins on our existing products decreased gross profit as a percentage of revenues by 1%; and

•	we recorded $4.2 million higher provisions for excess and obsolete inventory, which decreased gross profit as a percentage of net revenues by 1%.

Other Costs and Expenses ($ millions)

	2007	Change	2006	Change	2005
Research and development	$159.1	—	$158.7	34%	$118.7
Percentage of net revenues	35%		37%		41%

Selling, general and administrative	$100.5	(2)%	$102.4	82%	$56.3
Percentage of net revenues	22%		24%		19%

Amortization of purchased intangible assets	$39.3	18%	$33.4	100%	—
Percentage of net revenues	9%		8%		—

In-process research and development	—	(100)%	$35.3	100%	—
Percentage of net revenues	—		8%		—

Restructuring costs	$14.8	143%	$6.1	(56)%	$13.8
Percentage of net revenues	3%		1%		5%

Research and Development Expenses

Our research and development, or R&D, expenses were flat in 2007 compared to 2006. Payroll costs increased by approximately $0.3 million due to an increase in stock based compensation expense. Office and facilities costs increased by $0.8 million due to supporting our Israel R&D facility for a full year in 2007 compared to seven months in 2006, and operating our Shanghai R&D facility that opened in 2007. These increases were partially offset by $0.6 million in material costs.

Our R&D expenses were $40 million, or 34%, higher in 2006 compared to 2005. Total payroll costs, including the acquired businesses, were higher by $16.1 million due to salary increases, and additional headcount from Passave and the Storage Semiconductor Business for 2006, which were partially offset by savings from our workforce reduction initiatives. In addition, we recorded $16.2 million stock-based compensation expense compared to none in 2005. Material costs were higher by $6.1 million, office and facilities costs were higher by $1.8 million, depreciation increased by $1.2 million, and training and travel costs also increased by $0.9 million due to the acquisitions. These increases were offset by lower hardware and software costs of $1.4 million and other cost reductions of $0.9 million.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses were lower by $1.9 million, or 2%, in 2007 compared to 2006.

In 2006, we accrued $2.4 million for payroll withholding taxes associated with transactions from 2000 and prior. In 2007, we settled this matter for $0.2 million and reversed the remaining accrual, thus reducing SG&A by $4.6 million compared to 2006. Partially offsetting this reduction in costs was a $2.2 million increase in professional fees related to our settlement of litigation inherited from our Passave acquisition and the ongoing examination of our historic transfer pricing practices and policies of certain companies within the PMC-Sierra group. In 2007, we also received a capital tax refund of $0.5 million.

While we incurred increased payroll-related costs during the year, due to the significant increase in the Canadian dollar relative to the US dollar, this was offset by decreases in our stock-based compensation expense.

Our SG&A expenses were $46.1 million, or 82% higher in 2006 compared to 2005. The primary reasons for the increase in SG&A expense as a percentage of revenues were that we recorded $19.9 million of stock-based compensation expense compared to $0.2 million in 2005, and payroll-related costs were higher by $14.0 million due to increased headcount. We also incurred an additional $3.8 million in professional fees, the majority of which related to the investigation by the Audit Committee into stock option dating and the resulting restatement of our financial statements, and $2.4 million in additional payroll withholding taxes associated with transactions from years 2000 and prior. Sales commissions were higher by $2.0 million, training and travel increased by $1.8 million primarily due to the acquisitions, and office and facilities costs increased by $1.1 million. Lastly, the reversal of $0.9 million provision for doubtful accounts receivable in 2005 and an increase in other costs of $0.3 million in 2006 contributed to the remainder of the overall increase in SG&A expenses in 2006.

Amortization of purchased intangible assets and in-process research and development

Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave was $18.9 million and $20.4 million, respectively, for the year.

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

At the acquisition date of Passave, early revisions of the AFE products were in the final stage of testing and had been sent out to be manufactured or “taped out,” with estimated costs to complete of approximately $0.4 million. At the end of the second quarter of 2007, production testing on AFE products was complete and no further development efforts were required. The EPON products are also complete and released to production, with no additional costs required to complete. By the end of the third quarter of 2007, the EPON products were shipping to customers.

GPON products were in the early design and prototype stages at acquisition, with estimated costs to complete of approximately $4.5 million at the acquisition date. We are now shipping these products to customers. Another product is now being incorporated with other PMC technology and is part of a larger scope project that is expected to be completed in 2008. Remaining efforts for completion include final stages of development, design testing, tape out, and final testing, as well as customer acceptance.

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

The third next-generation Tachyon product, a multi-protocol storage controller, was in the early design stage at acquisition, with estimated costs to complete of approximately $10 million. By the end of the first quarter of 2006, the product was still in the design stage, and based on feedback from our customers, we re-directed our design resources from this project to other Tachyon controller projects addressing other storage applications. Remaining efforts for completion of the product would include further design, tape out, testing, and final customer acceptance procedures.

Restructuring Costs and Other Charges

The activity related to excess facility and severance accruals under the Company’s restructuring plans during the three years ended December 30, 2007, by year of plan, were as follows:

Excess facility and contract termination costs

	By Year of Plan
(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 26, 2004	$—	$—	$—	$3,895	$9,840	$13,735

New charges	—	—	5,288	—	—	5,288
Cash payments	—	—	(417)	(884)	(2,974)	(4,275)

Balance at December 31, 2005	—	—	4,871	3,011	6,866	14,748

Reversals and adjustments	—	—	776	(2,300)	776	(748)
New charges	—	2,338	—	—	—	2,338
Cash payments	—	(227)	(1,379)	(162)	(2,546)	(4,314)

Balance at December 31, 2006	—	2,111	4,268	549	5,096	12,024

Reversals and adjustments	23	(441)	450	(549)	978	461
New charges	2,768	—	—	—	—	2,768
Cash payments	(860)	(1,081)	(1,389)	—	(2,130)	(5,460)

Balance at December 30, 2007	$1,931	$589	$3,329	$—	$3,944	$9,793

Severance costs

	By Year of Plan
(in thousands)	2007	2006	2005	Total
Balance at December 26, 2004	$—	$—	$—	$—

New charges	—	—	7,675	7,675
Cash payments	—	—	(7,190)	(7,190)

Balance at December 31, 2005	—	—	485	485

Reversals and adjustments	—	—	(350)	(350)
New charges	—	2,968	1,562	4,530
Cash payments	—	(2,432)	(1,600)	(4,032)

Balance at December 31, 2006	—	536	97	633

Reversals and adjustments	144	(409)	(59)	(324)
New charges	9,863	—	—	9,863
Cash payments	(8,889)	(127)	(38)	(9,054)

Balance at December 30, 2007	$1,118	$—	$—	$1,118

2007

In the first quarter of 2007, the Company initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. The Company also vacated excess office space at its Santa Clara facility. We continued to rationalize costs in the fourth quarter of 2007 by reducing headcount by 18 employees primarily at our Burnaby facility.

To date, the Company has incurred $9.9 million in termination and relocation costs, $2.8 million for excess facilities and contract termination costs, and $2.5 million in asset impairment charges.

The Company has made payments of $9.7 million in connection with this plan. As of December 30, 2007, $1.1 million in severance costs remained to be paid and payments related to the excess facilities may extend until 2011.

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

During the fourth quarter of 2007 we reduced our estimated severance accrual by $0.3 million and our accrual for excess facilities by $0.4 million as we fulfilled a portion of these obligations. We have made $3.9 million in payments relating to the 2006 plan. As of December 30, 2007, all severance costs have been paid and payments related to the excess facilities will extend to 2010.

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

In the first quarter of 2006, we continued the workforce reduction plans initiated in 2005 and recorded $1.6 million in restructuring charges related to the termination of 19 employees, primarily from research and development, in the Santa Clara facility. During the third quarter of 2006 we reduced our estimated severance accrual related to the 2005 workforce reduction activities by $0.4 million, and increased the accrual for excess facilities related to the 2005 restructuring by $0.8 million. We further increased our accrual for excess facilities by $0.5 million in the fourth quarter of 2007. To date, we have made payments relating to these activities of $12.0 million. As of December 30, 2007, all severance costs have been paid. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, we have recorded restructuring charges of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. In 2006, we reversed $2.3 million of our restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the addition of personnel that occurred with the acquisition of the Storage Semiconductor Business. We reversed a further $0.5 million in 2007 as we completed a portion of our lease obligation at this site.

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

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, we recorded additional provisions for abandoned office facilities of $2.2 million in the fourth quarter of 2004, $0.8 million in the third quarter of 2006, and $0.9 million in the fourth quarter of 2007.

To date, we have made cash payments of $12.7 million and $176.6 million related to the 2003 and 2001 plans, respectively. We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on all of our surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

Other Income and Expenses ($ millions)

	2007	Change	2006	Change	2005
Interest income, net	$9.9	10%	$9.0	(26)%	$12.1
Percentage of net revenues	2%		2%		4%

Foreign exchange loss	$(18.5)	184%	$(0.1)	(97)%	$(3.3)
Percentage of net revenues	(4)%		—		(1)%

Loss on extinguishment of debt and amortization of debt issue costs	$(1.0)	—	$(1.0)	(44)%	$(1.8)
Percentage of net revenues	—		—		(1)%

(Loss) Gain on investments	—	(100)%	$(1.3)	(193)%	$1.4
Percentage of net revenues	—		—		—

Interest income, net

Our net interest income for 2005, 2006 and 2007 was $12.1, $9.0 and $9.9 respectively. In the fourth quarter of 2005, we issued $225.0 million of 2.25% senior convertible notes, resulting in higher net interest income in 2005 of approximately $0.7 million as the yield on short-term deposits exceeded the interest rate on the notes. In the first quarter of 2006, we acquired the Storage Semiconductor Business for $431.3 million in cash, which lowered our cash balance and resulted in a significant decrease in interest income that year. We did not have any comparable investing activities in 2007 that consumed significant cash and we were able to increase our cash balances through operations during the year. Partially offsetting the impact of the higher cash balances was reduced interest income from prior year tax refunds.

Foreign exchange loss

Foreign exchange loss increased to $18.5 million in 2007 compared to $0.1 million in 2006 and $3.3 million in 2005.

We have a significant design presence outside the United States, especially in Canada. In 2007, the United States dollar declined 15.8% against the Canadian dollar. Accordingly, the majority of our operating expense exposures to changes in the value of the Canadian dollar relative to the United States dollar have been hedged through December 2008. The foreign exchange loss for all years presented relates primarily to the re-measurement each period of accrued income tax amounts in our Canadian subsidiary. We hedge less than twenty percent of our recorded tax accrual, net of deferred tax assets generated in this local jurisdiction.

Loss on extinguishment of debt and amortization of debt issue costs

In the fourth quarter of 2005, we issued $225.0 million 2.25% senior convertible notes and recognized amortization of debt issue costs of $1.0 million during 2007, $1.0 million in 2006 and $0.2 million in 2005.

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

Provision for Income Taxes

Our provision for income taxes for the year ended December 30, 2007 was $16.8 million, resulting in an effective tax rate of 52% on a net loss of $32.3 million. Despite this net loss, income taxes were incurred primarily from a $28 million additional accrual relating to an ongoing FIN 48 liability arising from the examination of our historic transfer pricing policies and practices of certain companies within the PMC Group by a certain tax authority. Of the $28 million increase in our FIN 48 liability, $13 million is related to arrears interest. Our FIN 48 liability is partially offset by available investment tax credits of $18 million. The remainder of the provision for income taxes primarily relates to $6 million of deferred taxes recorded with respect to a past acquisition and net $1 million due to various items, including revisions of prior estimates.

Our provision for income taxes for the year ended December 31, 2006 was $49.2 million on a net loss before taxes of $50.7 million, or 97% of the net loss before taxes, compared to a United States federal statutory tax rate of 35%. Our effective tax rate represents a rate that is applicable to all of our operations crossing multiple tax jurisdictions with tax rates that are different than the United States federal statutory tax rate. A significant portion of our net loss for 2006 consisted of expenses that have no associated tax benefits due to their non-deductibility and the fact that deferred tax assets primarily relating to the operating loss carryforwards in the U.S. are fully offset by a valuation allowance. These expenses include amortization of non-deductible intangible assets and in-process research and development, and stock-based compensation. Our effective tax rate in all years presented reflects recoveries and refunds of prior year taxes paid and tax credits received by our Canadian subsidiary for research and development expenses incurred, offset by valuation allowances on losses carried forward.

Our estimated tax provision rate increased significantly at the end of 2006 due to an increase in our estimated tax liability following receipt in 2007 of a written communication from a tax authority examining the historical transfer pricing policies and practices of certain companies within the PMC-Sierra group. As a result, we increased our provision for periods prior to 2006 by $29.9 million. We recorded $7.1 million tax expense in the first quarter of 2006 for withholding and other taxes on the repatriation of funds used to purchase the Storage Semiconductor Business and recorded $3.8 million in net deferred tax expense associated with both of the acquisitions of the Storage Semiconductor Business and Passave, Inc.

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

Valuation of Goodwill and Intangible Assets

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired, including in-process research and development (IPR&D). The amounts allocated to IPR&D are expensed immediately. The amounts allocated to, and the useful lives estimated for, other intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. If assumptions and estimates used to allocate the purchase price or used to access impairment prove to be inaccurate, future asset impairment charges could be required.

Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test. To determine any goodwill impairment, we perform a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) the amount of impairment loss, if any. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to carrying value.

We performed an annual test for impairment of goodwill and intangible assets in the fourth quarter of 2007 and determined that there was no impairment. The assumptions used to test for impairment, including expected revenues, discount rates, and terminal values, are highly subjective. Valuation models are sensitive to changes in assumptions, and therefore changes in these assumptions in the future could result in significant impairment charges or changes to our expected amortization.

Stock-based compensation

Since January 1, 2006, we recognize compensation expense for all share-based payment awards. Under SFAS 123(R) we measure the fair value of awards of equity instruments and under SFAS 123(R) recognize the cost, net of an estimated forfeiture rate, on a straight-line basis over the period during which services are provided in exchange for the award, generally the vesting period.

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

Restructuring charges - Facilities

In calculating the cost to dispose of our excess facilities we estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount of sublease revenues. This calculation includes an estimate of the timing and costs of each lease to be terminated, the amount of operating costs for the affected facilities, and the timing and rate at which we might be able to sublease each site. To form our estimates for these costs we performed an assessment of the affected facilities and considered the current market conditions for each site.

Restructuring activities during the past several years have resulted in facilities charges as follows:

During 2001, we recorded total charges of $155 million for the restructuring of excess facilities as part of restructuring plans implemented that year. The total remaining estimate of $3.9 million related to the 2001 restructuring plans represents 100% of the estimated total future operating costs and lease obligations for the affected sites.

In the first quarter of 2003, we announced a further restructuring of our operations, which resulted in the closing of an additional four product development sites and the recording of $9.6 million charge related to these facilities. During 2006 we reversed $2.3 million of this provision because a portion of the space was re-occupied. During 2007, we reversed the remaining $0.5 million of this provision as we subleased space and were able to terminate our lease obligations earlier than we had previously estimated.

In the third quarter of 2005, we recorded charges of $5.3 million for the restructuring of excess facilities in connection with the restructuring plans implemented in 2005. The total remaining estimate of $3.3 million represents 100% of the estimated total future operating costs and lease obligations for the site.

In the third quarter of 2006, we announced the closure of our development site in Ottawa and recorded total charges of $2.3 million for the restructuring of excess facilities. During 2007, we reversed $0.4 million of this provision because we subleased a portion of this space earlier than originally anticipated. The total remaining estimate of $0.6 million represents 100% of the estimated total future operating costs and lease obligations for the site.

In the first quarter of 2007, we recorded charges of $2.8 million related to the closure of our design centers in Saskatoon and Winnipeg, Canada, and exit of a portion of our Santa Clara facility. The total remaining estimate of $1.9 million represents 100% of the estimated total future operating costs and lease obligations for the site.

Income Taxes

In estimating our annual effective tax rate we review our forecasted net income for the year by geographic area and apply the appropriate tax rates. We also consider the income tax credits available in each tax jurisdiction.

Our operations are conducted in a number of countries with complex tax legislation and regulations pertaining to our activities. We have recorded income tax liabilities based on our estimates and interpretations of those regulations for the countries we operate in. However, our estimates are subject to review and assessment by the tax authorities and the courts of those countries. For example, our estimated tax provision rate increased significantly at the end of 2006 due to an increase in our estimated tax liability following receipt in 2007 of a written communication from a tax authority concerning past transfer pricing policies and practices of certain companies within the PMC-Sierra group. As a result, we increased our provision for periods prior to and including 2006 by $29.9 million and continued to accrue additional taxes and interest during 2007. The timing of any such review and final assessment of our liabilities by local authorities is substantially out of our control and is dependent on the actions by those authorities in the countries we operate in. Any re-assessment of our tax liabilities by tax authorities may result in adjustments of the income taxes we pay or refunds that are due to us.

In certain jurisdictions we have incurred losses and other costs that can be applied against future taxable earnings to reduce our tax liability on those earnings. As we are uncertain of realizing the future benefit of those losses and expenditures, we have taken a valuation allowance against all domestic and certain foreign deferred tax assets.

Business Outlook

We expect our revenues for the first quarter of 2008 to be approximately $120 to $125 million based on typical order patterns. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. In the fourth quarter of 2007, net orders booked and shipped within the quarter were approximately 21% of quarterly sales, and we expect the turns percentage to be higher in the first quarter of 2008 compared with the fourth quarter of 2007.

We anticipate our first quarter 2008 gross margin percentage to remain in the 65% range including approximately $0.5 million stock-based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our first quarter 2008 research and development and selling, general and administrative expenses to be approximately $63.1 million to $64.1 million respectively including stock-based compensation expense of approximately $6.6 million to $7.6 million. Therefore, we expect our first quarter core operating research and development and selling, general and administrative expenses to be approximately $56.5 million.

We expect that we will continue to incur significant amortization of purchased intangible assets related to the 2006 acquisitions in the first quarter of 2008.

We anticipate that net interest income will be approximately $2 million in the first quarter of 2008.

Liquidity and Capital Resources

Our principal source of liquidity at December 30, 2007 was $364.9 million in cash and cash equivalents.

In 2007, we generated $91.2 million of cash from operating activities. Changes in working capital accounts included:

•	a $13.7 million increase in our income taxes payable primarily due to accruing arrears interest of $13.1 million on our FIN48 liability;

•

a $6.9 million increase in accounts payable and accrued liabilities due primarily to $4.8 million in increased accruals for photomasks and accounts payable for our Israeli operations and $2.2 million in increased payroll related accruals;

•	a $2 million decrease in prepaids and other assets attributable to a decrease in prepaid hardware and software maintenance, and software rentals;

•	a $2.1 million increase in accounts receivable, due to increased revenues and the reversal of $0.2 million reserve for doubtful accounts.

•	a $1.6 million net decrease in accrued restructuring costs due to $ 11.9 million of additional charges recorded in 2007, offset by $10.2 million in payments; and

•	a $2.3 million increase in deferred income due to increased shipments to our major distributor.

Cash flows from our investment activities included $18.6 million purchases of property, equipment and intangible assets.

Cash flows from our financing activities included cash proceeds of $32 million from the issuance of common stock under our equity-based compensation plans.

As of December 30, 2007 we have the following commitments:

(in thousands)	Total	2008	2009	2010	2011	2012	After 2012
Contractual Obligations

Operating Lease Obligations:
Minimum Rental Payments	$36,709	$11,742	$12,583	$7,604	$4,682	$82	$16
Estimated Operating Cost Payments	11,726	4,386	3,481	2,524	1,330	4	1
Long Term Debt:
Principal Repayment	225,000	—	—	—	—	—	225,000
Interest Payments	91,128	5,063	5,063	5,063	5,063	5,063	65,813
Purchase and other Obligations	20,130	9,531	8,235	2,364	—	—
Liability for Unrecognized Tax Benefit (see comments below)

	$384,693	$30,722	$29,362	$17,555	$11,075	$5,149	$290,830

In addition to the amounts shown in the table above, we have recorded $179.4 million of unrecognized tax benefits in accordance with FIN 48 as of December 30, 2007 and we are uncertain as to if or when such amounts may be settled. Included in this liability is $46.8 million accrual for potential interest and penalties. In the event we are required to pay all or a significant portion of such amounts in one payment, our cash reserves will be significantly reduced. This could hinder our ability to enter into strategic transactions and could affect our operations. Should we seek additional financing for operational needs, we cannot be certain that financing will be available on favorable terms or at all.

On October 26, 2005, we issued $225 million aggregate principal amount of 2.25% senior convertible notes due 2025 (the “Notes”) and have recorded these Notes as long-term debt. Issuance costs of $6.8 million have been deferred and are being amortized over seven years.

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

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development, which will be spent between 2008 and 2010. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above. We estimate these other commitments to be approximately $13.7 million at December 30, 2007 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We have a line of credit with a bank that allows us to borrow up to $0.8 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit. At December 30, 2007 we had committed $0.8 million under letters of credit as security for office leases.

We expect to use approximately $22.3 million of cash in 2008 for capital expenditures including purchases of intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will be sufficient to satisfy our projected operating, working capital, capital expenditure, purchase obligations, and remaining restructuring requirements through the end of 2008.

While we believe our current liquidity will be sufficient to meet our long-term needs for capital, we operate in an industry that is subject to rapid technological and economic changes. Accordingly, we regularly review our capital structure in light of such market changes and changes in our business or finance strategy. In addition, we may contemplate mergers and acquisitions of other companies or assets as part of our business strategy. Consequently in the future we may determine that our sources of liquidity are insufficient and we may proceed with financing or other activities, which may dilute your investment or impact our liquidity and operating results.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141(R) may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued EITF Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

Off-balance Sheet Arrangements

As of December 30, 2007, the Company had no off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

Cash and Cash Equivalents and Short-term Investments

We regularly maintain a short and long term investment portfolio of various types of government and corporate debt instruments. We do not hold any asset-backed commercial paper. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than three years, with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody’s, or A-1 or A by Standard and Poor’s, or equivalent. We classify these securities as available-for-sale and they are carried at fair market value.

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

Based on a sensitivity analysis performed on the financial instruments held at December 30, 2007, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 150 basis points would result in a decline, or increase, in portfolio value of less than $0.1 million.

Senior Convertible Notes:

At December 30, 2007, all $225 million of the 2.25% senior convertible Notes were outstanding. Because we pay fixed interest coupons on these Notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of the senior convertible Notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

Our 2.25% senior convertible Notes are not listed on any exchange or included in any automated quotation system, but are registered for resale under the Securities Act of 1933.

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

Through our operations in Canada and elsewhere outside the United States, we incur research and development, sales, customer support and administrative expenses in Canadian and other foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, particularly in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management strategy, we enter into foreign exchange forward contracts on behalf of our Canadian subsidiary. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to twelve months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.

As at December 30, 2007, we had twelve currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $62.2 million and the contracts had a fair value of $2.2 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We hedge less than twenty percent of our Canadian income tax accrual in the ordinary course of business, and consequently in 2007 we recorded a $18.2 million foreign exchange loss relating to this item. Our profitability would be materially impacted by a shift in the foreign exchange rates between United States and Canadian currencies. For example, if the value of the United States dollar decreased by 5% relative to the Canadian dollar, our profitability would decrease by $5.4 million.

Other Investments

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006 and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 30, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PMC-Sierra Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, effective January 1, 2006, and Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Independent Registered Public Accountants
Vancouver, Canada
February 22, 2008

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 30, 2007	December 31, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$364,922	$258,914
Accounts receivable, net of allowance for doubtful accounts of $1,546 (2006—$1,768)	39,362	37,303
Inventories, net	34,246	34,505
Prepaid expenses and other current assets	16,266	17,164
Income tax receivable	2,365	—

Total current assets	457,161	347,886

Investments and other assets	10,747	14,653
Property and equipment, net	18,725	18,904
Goodwill	398,418	395,943
Intangible assets, net	187,126	223,629
Deposits for wafer fabrication capacity	5,145	5,145
Deferred tax assets	54,676	397

	$1,131,998	$1,006,557

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$24,011	$19,074
Accrued liabilities	53,617	51,199
Income taxes payable	—	59,428
Liability for unrecognized tax benefit	71,586	—
Deferred income taxes	2,787	2,042
Accrued restructuring costs	10,911	12,657
Deferred income	13,674	11,340

Total current liabilities	176,586	155,740

Senior convertible notes	225,000	225,000
Long-term obligations	958	—
Deferred taxes and other tax liabilities	23,023	52,657

Liability for unrecognized tax benefit	107,764	—
PMC special shares convertible into 2,065 (2006—2,099) shares of common stock	2,671	2,732

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, par value $.001; 900,000 shares authorized; 217,285 shares issued and outstanding (2006—210,650)	237	230
Additional paid in capital	1,394,946	1,327,578
Accumulated other comprehensive income (loss)	1,437	(1,127)
Accumulated deficit	(800,624)	(756,253)

Total stockholders’ equity	595,996	570,428

	$1,131,998	$1,006,557

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Year Ended
	December 30, 2007	December 31, 2006	December 31, 2005
Net revenues	$449,381	$424,992	$291,411

Cost of revenues	158,297	146,456	80,963

Gross profit	291,084	278,536	210,448

Other costs and expenses:
Research and development	159,134	158,661	118,720
Selling, general and administrative	100,486	102,363	56,278
Amortization of purchased intangible assets	39,343	33,381	—
In-process research and development	—	35,300	—
Restructuring costs and other charges	14,837	6,119	13,833

(Loss) income from operations	(22,716)	(57,288)	21,617

Other income (expense)
Interest income, net	9,914	8,979	12,106
Foreign exchange loss	(18,486)	(109)	(3,259)
Loss on extinguishment of debt and amortization of debt issue costs	(968)	(968)	(1,809)
(Loss) gain on investments	—	(1,269)	1,439

(Loss) income before provision for income taxes	(32,256)	(50,655)	30,094
Provision for income taxes	(16,848)	(49,237)	(2,108)

Net (loss) income	$(49,104)	$(99,892)	$27,986

Net (loss) income per common share—basic	$(0.23)	$(0.49)	$0.15

Net (loss) income per common share—diluted	$(0.23)	$(0.49)	$0.15

Shares used in per share calculation—basic	216,330	203,470	184,098

Shares used in per share calculation—diluted	216,330	203,470	189,132

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 30, 2007	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net (loss) income	$(49,104)	$(99,892)	$27,986
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	35,334	37,908	215
In-process research and development	—	35,300	—
Amortization of intangible assets	45,891	36,990	2,344
Deferred income taxes	5,409	4,541	—
Depreciation of property and equipment	10,959	10,820	9,563
Amortization of debt issuance costs	968	968	191
Loss (gain) on investments and other assets	512	1,269	(1,255)
Foreign exchange loss (gain)	18,221	(446)	3,410
Reversal of write-down of excess inventory, net	—	—	(1,904)
Gain on disposal of property and equipment	—	—	(184)
Loss on extinguishment of debt	—	—	1,618
Impairment of purchased intangible assets	1,855	—	538
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(2,059)	2,203	(11,868)
Inventories	(156)	(6,181)	3,681
Prepaid expenses and other current assets	1,998	(15,416)	3,489
Accounts payable and accrued liabilities	6,933	(14,296)	6,416
Income taxes payable	13,710	40,569	1,339
Accrued restructuring costs	(1,595)	(2,576)	2,095
Deferred income	2,334	336	3,357

Net cash provided by operating activities	91,210	32,097	51,031

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(419,436)	—
Purchases of short-term available-for-sale investments	—	—	(138,759)
Proceeds from sales and maturities of short-term available-for-sale investments	—	222,357	173,422
Purchases of long-term available-for-sale investments in bonds and notes	—	—	(35,231)

Proceeds from sales and maturities of long-term available-for-sale investments in bonds and notes	—	—	71,021
Purchases of investments and other assets	—	—	(5,693)
Proceeds from sales of other investments	—	5,445	772
Proceeds from refund of wafer fabrication deposits	—	—	1,634
Purchases of property and equipment	(9,824)	(8,011)	(5,156)
Proceeds from sale of property	—	—	2,604
Purchase of intangible assets	(8,754)	(5,144)	(3,454)

Net cash (used in) provided by investing activities	(18,578)	(204,789)	61,160

Cash flows from financing activities:
Repurchase of convertible subordinated notes	—	—	(70,177)
Proceeds from issuance of senior convertible notes	—	—	225,000
Payment of debt issuance costs	—	—	(6,788)
Proceeds from issuance of common stock	31,980	26,040	24,064

Net cash provided by financing activities	31,980	26,040	172,099

Effect of exchange rate changes on cash and cash equivalents	1,396	—	—
Net increase (decrease) in cash and cash equivalents	106,008	(146,652)	284,290
Cash and cash equivalents, beginning of the year	258,914	405,566	121,276

Cash and cash equivalents, end of the year	$364,922	$258,914	$405,566

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,063	$5,063	$1,085
Cash refund of income taxes	4,975	2,241	3,224
Cash paid for income taxes	1,596	6,891	3,200

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock and assumption of stock options on acquisition	$—	$254,546	$—
Conversion of PMC-Sierra special shares into common stock	61	629	1,072

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 26, 2004	178,510	179	983,155	—	350	(684,347)	299,337
Net income	—	—	—	—	—	27,986	27,986
Other comprehensive income (loss):
Change in net unrealized gains on investments	—	—	—	—	929	—	929
Change in fair value of derivatives	—	—	—	—	444	—	444

Comprehensive income							29,359

Conversion of special shares into common stock	438	—	1,072	—	—	—	1,072
Issuance of common stock under stock benefit plans	4,358	5	24,059		—	—	24,064
Deferred stock compensation	—	—	215	(215)	—	—	—
Amortization of deferred stock compensation	—	—	—	215	—	—	215

Balances at December 31, 2005	183,306	184	1,008,501	—	1,723	(656,361)	354,047
Net loss	—	—	—	—	—	(99,892)	(99,892)
Other comprehensive income (loss):
Change in net unrealized gains on investments	—	—	—	—	(12)	—	(12)
Change in fair value of derivatives	—	—	—	—	(2,838)	—	(2,838)

Comprehensive loss							(102,742)

Issuance of common stock and assumption of stock options on acquisition of Passave Inc.	19,851	19	254,527	—	—	—	254,546
Conversion of special shares into common stock	361	—	629	—	—	—	629
Issuance of common stock under stock benefit plans	7,132	27	26,013	—	—	—	26,040
Stock-based compensation expense	—	—	37,908	—	—	—	37,908

Balances at December 31, 2006	210,650	230	1,327,578	—	(1,127)	(756,253)	570,428
Net loss	—	—	—	—	—	(49,104)	(49,104)
Adjustments related to adoption of FIN48						4,733	4,733
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	—	2,564	—	2,564

Comprehensive loss							(41,807)

Conversion of special shares into common stock	34	—	61	—	—	—	61
Issuance of common stock under stock benefit plans	6,601	7	31,974	—	—	—	31,981
Stock-based compensation expense	—	—	35,333	—	—	—	35,333

Balances at December 30, 2007	217,285	$237	$1,394,946	$—	$1,437	$(800,624)	$595,996

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2007

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the Company or PMC) designs, develops, markets and supports high-speed broadband communications semiconductors, storage semiconductors and microprocessor-based System-on-Chips (SOCs) for metro, access, Fiber-To-The-Home, wireless infrastructure, storage, laser printers and customer premise equipment. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) and United States Generally Accepted Accounting Principles (GAAP). Fiscal 2007 consisted of 52 weeks and ended on Sunday, December 30. Fiscal 2006 consisted of 52 weeks and ended on Sunday, December 31. Fiscal 2005 consisted of 53 weeks and ended on Saturday, December 31. The Company’s reporting currency is the United States dollar. The accompanying Consolidated Financial Statements include the accounts of PMC-Sierra, Inc. and any of its subsidiaries or investees in which PMC exercises control. As at December 30, 2007 and December 31, 2006, all subsidiaries included in these Consolidated Financial Statements were wholly owned by PMC. All inter-company accounts and transactions have been eliminated.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes including uncertain tax positions, restructuring costs, and contingencies. Actual results could differ from these estimates.

Cash and cash equivalents. At December 30, 2007, Cash and cash equivalents included $0.8 million (December 31, 2006—$0.8 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities. Cash equivalents are defined as highly liquid debt instruments with maturities at the date of purchase of 3 months or less. Short-term investments are defined as money market instruments or bonds and notes with original maturities greater than 3 months, but less than one year. Investments in bonds and notes are defined as bonds and notes with original or remaining maturities greater than 365 days. Any investments in bonds and notes maturing within one year of the balance sheet date are reported as short-term investments.

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

Inventories (net of reserves of $9.8 million and $8.4 million at December 30, 2007 and December 31, 2006, respectively) were as follows:

(in thousands)	December 30, 2007	December 31, 2006
Work-in-progress	$13,698	$17,463
Finished goods	20,548	17,042

	$34,246	$34,505

In fiscal 2007, the Company decreased inventory reserves by $1.5 million (2006 - $2.3 million, 2005 - $1.8 million) for inventory that was scrapped during the year.

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

Investments in public companies. In 2005 the Company had an investment in a publicly traded company in which it had less than 20% of the voting rights and in which it did not exercise significant influence. These securities were classified as available-for-sale and reported at fair value, based upon quoted market prices, with the unrealized gains or losses, net of any related tax effect, included as a separate component of stockholders’ equity. The Company sold this investment in 2006 (See Note 7. Investments and Other Assets).

Deposits for wafer fabrication capacity. The Company has wafer supply agreements with two independent foundries. Under these agreements, the Company has deposits of $5.1 million (2006—$5.1 million) to secure access to wafer fabrication capacity. During 2007, the Company purchased $43.3 million ($42 million and $34.7 million in 2006 and 2005, respectively) from these foundries. Purchases in any year may or may not be indicative of any future period since wafers are purchased based on current market pricing and the Company’s volume requirements change in relation to sales of its products.

In each year, the Company is entitled to receive a refund of a portion of the deposits based on the annual purchases from these suppliers compared to the target levels in the wafer supply agreements. In 2006, PMC renewed its supply agreements through December 30, 2008 with its two main foundries with no changes in terms. No deposit refunds were received in 2007 and 2006.

Property and equipment, net. Property and equipment is stated at cost, net of write-downs for impairment, and accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the lease term.

The components of property and equipment, net are as follows:

December 30, 2007 (in thousands)	Gross	Accumulated Amortization	Net
Software	$56,794	$(50,464)	$6,330
Machinery and equipment	124,826	(115,264)	9,562
Leasehold improvements	14,458	(12,009)	2,449
Furniture and fixtures	13,188	(12,804)	384

Total	$209,266	$(190,541)	$18,725

December 31, 2006 (in thousands)	Gross	Accumulated Amortization	Net
Software	$52,828	$(49,012)	$3,816
Machinery and equipment	125,799	(113,784)	12,015
Leasehold improvements	14,384	(11,811)	2,573
Furniture and fixtures	14,370	(13,870)	500

Total	$207,381	$(188,477)	$18,904

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) the amount of an impairment loss, if any. The Company completed this process in December 2007, 2006 and 2005 and determined that there was no impairment to goodwill.

Intangible assets, net. Intangible assets, net, consist of intangible assets acquired through business combinations (See Note 2. Business Combinations), which are amortized over their estimated useful lives ranging from four to ten years or have indefinite lives, and purchased developed technology assets that are amortized over their economic lives, which are normally three years. The components of intangible assets, net are as follows:

December 30, 2007 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Backlog	$4,000	$(4,000)	$—	< 1 year
Core technology	129,700	(32,610)	97,090	8 years
Customer Relationships	66,600	(16,947)	49,653	4-10 years
Existing technology	46,000	(19,167)	26,833	4 years
Trademarks	3,600	—	3,600	indefinite
Acquired developed technology assets	24,446	(14,496)	9,950	3 years

Total	$274,346	$(87,220)	$187,126

December 31, 2006 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Backlog	$4,000	$(4,000)	$—	< 1 year
Core technology	129,700	(14,473)	115,227	8 years
Customer Relationships	66,600	(7,242)	59,358	8 years
Existing technology	46,000	(7,667)	38,333	4 years
Trademarks	3,600	—	3,600	indefinite
Acquired developed technology assets	14,619	(7,508)	7,111	3 years

Total	$264,519	$(40,890)	$223,629

Estimated future amortization expense for intangible assets is as follows:

(in thousands)	$
2008	43,450
2009	42,406
2010	27,380
2011	19,818
2012	19,143
Thereafter	31,329

Total	$183,526

Impairment of long-lived assets. The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset determined through discounted cash flows. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset.

Accrued liabilities. The components of accrued liabilities are as follows:

(in thousands)	December 30, 2007	December 31, 2006
Accrued compensation and benefits	$25,114	$21,977
Other accrued liabilities	28,503	29,222

	$53,617	$51,199

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

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may significantly impact PMC’s net income and cash flows. The Company periodically hedges forecasted foreign currency transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net (loss) income. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net (loss) income when the hedged item affects net (loss) income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net (loss) income. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income. During the year ended December 30, 2007, all hedges were designated as cash flow hedges.

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

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but have been traded over the counter, on the Portal Market or under Rule 144 of the Securities Act of 1933. The exchange prices from these trades are not always available to us and may not be reliable. Trades under the Portal Market do not reflect all trades of the securities and the figures recorded are not independently verified. The price of our senior convertible notes as quoted by Bloomberg on December 30, 2007 was $103.90 per $100 in face value, resulting in an aggregate fair value of approximately $233.8 million.

As of and for the year ended December 30, 2007, the use of derivative financial instruments was not material to the results of operations or our financial position (see “Derivatives and Hedging Activities” in this Note.)

Concentrations. The Company maintains its cash, cash equivalents, short-term investments and long-term investments in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 30, 2007, approximately 24% (2006—21%) of accounts receivable represented amounts due from one of the Company’s distributors. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company’s credit evaluation process, relatively short collection periods and the geographical dispersion of the Company’s sales. The Company generally does not require collateral security for outstanding amounts.

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

PMC has a two-tier distribution network, distinguishing between major and minor distributors. The Company currently has one major distributor for which it recognizes revenue on a sell-through basis, utilizing information provided by the distributor. This distributor maintains significantly higher levels of inventory than minor distributors and is given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time goods are shipped to this distributor. PMC personnel are often involved in the sales from this distributor to end customers and the Company may utilize inventory at the major distributor to satisfy product demand by other customers.

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

Research and development expenses. The Company expenses research and development (R&D) costs as incurred. R&D costs include payroll and related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs. Intellectual property (IP) purchased from third parties is capitalized and amortized over the expected useful life of the IP. For the years ended December 30, 2007, December 31, 2006 and 2005, research and development expenses were $159.1 million, $158.7 million, and $118.7 million.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the expected cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The following table summarizes the activity related to the product warranty liability during fiscal 2007, 2006 and 2005:

(in thousands)	December 30, 2007	December 31, 2006	December 31, 2005
Beginning balance	$4,331	$3,997	$3,492
Accrual for new warranties issued	2,098	1,541	1,398
Reduction for payments	(584)	(759)	(207)
Adjustments related to changes in estimate of warranty accrual	394	(448)	(686)

Ending balance	$6,239	$4,331	$3,997

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

During the year ended December 30, 2007, the Company recognized $35.3 million in stock-based compensation expense or $0.16 per share. No domestic tax benefits were attributed to the tax timing differences arising from stock-based compensation expense because a full valuation allowance was maintained for all domestic deferred tax assets.

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

If the Company had accounted for stock-based compensation in accordance with the fair value method as prescribed by SFAS 123, net loss and net loss per share for 2005 would have been:

(in thousands, except per share amounts)	December 31, 2005
Net income, as reported	$27,986
Adjustments:
Stock-based employee compensation expense included in net income	215
Additional stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(47,531)

Net loss, adjusted	$(19,330)

Basic net income per share, as reported	$0.15

Basic net loss per share, adjusted	$(0.10)

Diluted net income per share, as reported	$0.15

Diluted net loss per share, adjusted	$(0.10)

On October 28, 2005, the Board of Directors of the Company approved an acceleration of vesting of the Company’s stock options granted on December 29, 2003 to employees and executive officers under the Company’s 1994 Incentive Stock Plan and its 2001 Stock Option Plan that have an exercise price per share of $20.13 (the “Acceleration”). As a result of the Acceleration, options to purchase approximately 2.4 million shares of the Company’s common stock became immediately exercisable, of which options to purchase 0.8 million shares were held by executive officers. As these options had exercise prices in excess of the current market value of the Company’s common stock, based on the closing price of $6.34 per share on October 28, 2005, and were not fully achieving their original objectives of incentive compensation and employee retention, the Company expected the acceleration to have a positive effect on employee morale, retention and perception of option value. In addition, the accelerated vesting eliminated future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the then subsequent adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).

See Note 4 to the Consolidated Financial Statements for further information on stock-based compensation.

Interest income, net. The components of interest income, net are as follows:

	Year ended
(in thousands)	December 30, 2007	December 31, 2006	December 31, 2005
Interest income	$15,051	$13,942	$13,502
Interest expense on long-term debt	(5,137)	(4,963)	(1,396)

	$9,914	$8,979	$12,106

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $4.7 million net decrease in the liability for unrecognized tax benefits which was accounted for as a reduction to the retained deficit. Included in this opening adjustment was a $6.9 million increase in the liability for unrecognized tax benefits relating to additional uncertain tax positions the Company identified as existing at December 31, 2006.

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

Recent Accounting Pronouncements. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued the related FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP157-2), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 is effective upon issuance. The Company expects that adoption of SFAS 157 will not have a material impact on its financial condition or results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141(R) may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued EITF Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

Reclassifications. Certain prior year amounts have been reclassified in order to conform to the 2007 presentation.

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

(in thousands)
Cash paid on closing date	$424,505
Additional cash for post-closing adjustments	7,022
Merger costs	5,602

Total consideration	$437,129

Merger costs include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill, which for this acquisition is deductible for tax purposes. The allocation was determined by management based on a third-party valuation. Subsequent to the acquisition date, the initial purchase price and residual goodwill were adjusted by $1.1 million for additional inventory, by $4 million for design software licenses, and by $1.9 million for settlement of a legal matter. The allocation of the purchase price was as follows:

(in thousands)
In-process research and development	$14,800
Inventory	10,720
Property and equipment	7,177
Intangible assets	167,400
Goodwill	244,252
Liabilities assumed	(7,220)

Net assets acquired	$437,129

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

The amount allocated to in-process research and development (IPR&D) represented an estimate of the fair value of research projects that had not reached technological feasibility and had no alternative future use. The estimated fair value of IPR&D was expensed immediately following the consummation of the acquisition.

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

The fair value, expected costs to complete, and anticipated completion date for each project was as follows:

(in thousands)	Estimated fair value
Next generation Tachyon products	$9,400
Multi-protocol storage controller	5,400

Total in-process research and development	$14,800

Passave Inc.

On May 4, 2006, the Company acquired Passave, Inc. (“Passave”), a privately held Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated April 4, 2006, among the Company, a newly formed direct wholly-owned subsidiary of the Company (“Merger Sub”), Passave, and a representative of certain securityholders of Passave. Under the terms of the Merger Agreement, the Company issued shares of its common stock and assumed stock options, and incurred merger costs having a total value of $304 million for all of the outstanding capital stock, warrants and outstanding stock options of Passave. Of this amount, $257.5 million was allocated to the purchase price, and $46.5 million related to unvested stock and stock options of Passave which will be recorded as stock-based compensation over the requisite service period in accordance with FAS 123R. The fair value of options assumed was calculated using a lattice-binomial method. The Company and the securityholders of Passave have each agreed to indemnify the other for, among other things, breaches of representations, warranties and covenants of the Company and Passave in the Merger Agreement. These financial statements include the results of operations of Passave from the acquisition date.

PMC purchased Passave due to its market share leadership in Passive Optical Networking solutions. This acquisition fits with PMC’s strategic intent to address the high-growth Fiber Access market and is aligned with PMC’s developments in Customer Premises Equipment. The final purchase price was:

(in thousands)
PMC shares (19.3 million)	$224,411
Vested Passave stock options assumed by PMC	30,135
Additional post-closing adjustment	2,275
Merger costs	2,950

Total consideration	$259,771

The total purchase price was allocated to the fair value of assets acquired and liabilities assumed, and the excess of the purchase price over the net assets acquired was recorded as goodwill, which for this acquisition is not deductible for tax purposes. The allocation was determined by management based on a third-party valuation. Merger costs include investment banking fees, legal and accounting fees and other external costs directly related to the merger.

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

The amount allocated to in-process research and development (IPR&D) represented an estimate of the fair value of research projects that had not reached technological feasibility and had no alternative future use. The estimated fair value of IPR&D was expensed immediately following the consummation of the acquisition.

PMC acquired IPR&D projects related to EPON and AFE products from Passave.

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

The fair value, expected costs to complete, and anticipated completion date for each project is as follows:

(in thousands)	Estimated fair value
EPON products	$18,500
AFE projects	2,000

Total in-process research and development	$20,500

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

(in thousands)	December 31, 2006	December 31, 2005
Pro forma revenues	$461,429	$446,387
Pro forma net loss	(66,454)	(64,775)

Pro forma basic and diluted net loss per share	$(0.33)	$(0.32)

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

At December 30, 2007, the Company had twelve currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $62.2 million and the contracts had a fair value of $2.2 million. No portion of the hedging instrument’s gain or loss was excluded from the assessment of effectiveness and the ineffective portions of hedges had no impact on earnings.

NOTE 4. Stock-Based Compensation

At December 30, 2007, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense as follows:

	Year ended
(in thousands)	December 30, 2007	December 31, 2006
Cost of revenues	$1,691	$1,809
Research and development	16,563	16,210
Selling, general and administrative	17,078	19,889

Total	$35,332	$37,908

The Company received cash of $32.0 million from the exercise of stock-based awards during the year ended December 30, 2007. The total intrinsic value of stock awards exercised during the year ended December 30, 2007, was $19.4 million.

As of December 30, 2007 there was $41.7 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans, which is expected to be recognized over a period of 2.3 years. As of December 30, 2007 there was $4.1 million of total unrecognized compensation cost related to nonvested Restricted Stock Units (“RSUs”) awarded under the Company’s stock option plans, which is expected to be recognized over a period of 3.4 years.

The fair value of the Company’s stock option awards granted to employees during the year ended December 30, 2007 was estimated using a lattice-binomial valuation model. Prior to the second quarter of 2005, the fair value of the Company’s stock option awards to employees was estimated, for disclosure purposes under SFAS 123, using a Black-Scholes option pricing model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that the binomial model provides a better estimate of the fair value of stock option awards because it considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. Both models require the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option and ESPP awards were estimated using the following weighted average assumptions:

Stock Options:

	December 30, 2007	December 31, 2006	December 31, 2005
Expected life (years)	4.1	3.9	3.8
Expected volatility	61%	58%	60%
Risk-free interest rate	4.5%	4.8%	3.9%

Employee Share Purchase Plan:

	December 30, 2007	December 31, 2006	December 31, 2005
Expected life (years)	1.3	1.3	1.3
Expected volatility	50%	50%	53%
Risk-free interest rate	4.7%	4.9%	3.5%

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

Activity under the option plans during the year ended December 30, 2007 was as follows:

	Number of Options	Weighted average price per share	Weighted average remaining contractual term per share - Years	Aggregate intrinsic value per share
Outstanding, Dec 31, 2006	32,995,994	$9.55
Granted	4,274,427	$6.67
Exercised	(4,847,215)	$4.87
Cancelled, Forfeited	(2,889,217)	$10.77
Expired	(2,212,484)	$14.01
Outstanding, December 30, 2007	27,321,505	$9.74	6.67	$0.47
Vested & Expected to Vest, December 30, 2007	25,099,305	$9.85	6.52	$0.51
Exercisable, December 30, 2007	17,559,272	$10.85	5.76	$0.51

No adjustment has been recorded for fully vested options that expired during the year ended December 30, 2007. A reversal of $5.4 million was recorded for pre-vesting forfeitures.

The following table summarizes information on options outstanding and exercisable for the combined option plans at December 30, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Options Exercisable	Weighted Average Exercise Price per Share
$0.05 - $5.95	6,968,919	5.94	$4.84	5,818,999	$5.08
$6.01 - $7.87	8,439,582	8.17	$7.26	3,019,938	$7.73
$7.89 - $10.82	2,964,563	6.29	$9.17	2,031,965	$9.21
$10.97 - $15.25	4,468,029	7.65	$11.17	2,209,670	$11.33
$15.98 - $189.94	4,480,412	4.26	$20.97	4,478,700	$20.97

$0.05 - $189.94	27,321,505	6.67	$9.74	17,559,272	$10.85

The weighted-average estimated fair values of employee stock options granted during fiscal 2007, 2006, and 2005 were $3.22, $4.60, and $3.34, per share, respectively.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of RSUs to employees and directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.

A summary of RSU activity during the year ended December 30, 2007 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value at December 30, 2007
Unvested shares at December 31, 2006	—	—	—
Awarded	901,125	—	—
Released	—	—	—
Forfeited	(69,374)	—	—
End of Period	831,751	2.04	$5,489,557
Restricted Stock Units vested and expected to vest,
December 30, 2007	612,619	1.89	$4,043,287

The weighted-average estimated fair value of RSU’s awarded in fiscal 2007 was $7.49.

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

During 2007, 1,753,447 shares were issued under the Plan at a weighted-average price of $4.78 per share. As of December 30, 2007, 8,149,940 shares were available for future issuance under the ESPP (December 31, 2006—7,903,387).

The weighted-average estimated fair values of Employee Stock Purchase Plan awards during fiscal years 2007, 2006, and 2005, were $2.59, $3.27 and $3.18 per share, respectively.

NOTE 5. Restructuring and Other Costs

The activity related to excess facility and severance accruals under the Company’s restructuring plans during the three years ended December 30, 2007, by year of plan, were as follows:

Excess facility and contract termination costs

	By Year of Plan
(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 26, 2004	$—	$—	$—	$3,895	$9,840	$13,735

New charges	—	—	5,288	—	—	5,288
Cash payments	—	—	(417)	(884)	(2,974)	(4,275)

Balance at December 31, 2005	—	—	4,871	3,011	6,866	14,748

Reversals and adjustments	—	—	776	(2,300)	776	(748)
New charges	—	2,338	—	—	—	2,338
Cash payments	—	(227)	(1,379)	(162)	(2,546)	(4,314)

Balance at December 31, 2006	—	2,111	4,268	549	5,096	12,024

Reversals and adjustments	23	(441)	450	(549)	978	(461)
New charges	2,768	—	—	—	—	2,768
Cash payments	(860)	(1,081)	(1,389)	—	(2,130)	(5,460)

Balance at December 30, 2007	$1,931	$589	$3,329	$—	$3,944	$9,793

Severance costs

	By Year of Plan
(in thousands)	2007	2006	2005	Total
Balance at December 26, 2004	$—	$—	$—	$—

New charges	—	—	7,675	7,675
Cash payments	—	—	(7,190)	(7,190)

Balance at December 31, 2005	—	—	485	485

Reversals and adjustments	—	—	(350)	(350)
New charges	—	2,968	1,562	4,530
Cash payments	—	(2,432)	(1,600)	(4,032)

Balance at December 31, 2006	—	536	97	633

Reversals and adjustments	144	(409)	(59)	(324)
New charges	9,863	—	—	9,863
Cash payments	(8,889)	(127)	(38)	(9,054)

Balance at December 30, 2007	$1,118	$—	$—	$1,118

2007

In the first quarter of 2007, the Company initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. The Company also vacated excess office space at its Santa Clara facility. PMC continued to rationalize costs in the fourth quarter of 2007 by reducing headcount by 18 employees primarily at the Burnaby facility.

To date, the Company has incurred $9.9 million in termination and relocation costs, $2.8 million for excess facilities and contract termination costs and $2.5 million in asset impairment charges.

The Company has made payments of $9.7 million in connection with this plan. As of December 30, 2007, $1.1 million in severance costs remained to be paid and payments related to the excess facilities may extend until 2011.

2006

In the third quarter of 2006, the Company closed its Ottawa development site in order to reduce operating expenses and the space was vacated by the end of the fourth quarter of 2006. Approximately 35 positions were eliminated, primarily from research and development, resulting in one-time termination benefit and relocation costs of $2.2 million, and $2.0 million for excess facilities. The Company also eliminated 10 positions from research and development in the Company’s Portland development site, resulting in restructuring charges of $1.4 million, comprised of $0.8 million in severance, $0.3 million for excess facilities, $0.1 million for contract termination and $0.2 million in asset impairment.

During the fourth quarter of 2007 the Company reduced its estimated severance accrual by $0.3 million and its accrual for excess facilities by $0.4 million as the Company fulfilled a portion of these obligations. The Company has made $3.9 million in payments relating to the 2006 plan. As of December 30, 2007, all severance costs have been paid and payments related to the excess facilities will extend to 2010.

2005

During 2005, the Company completed various restructuring activities aimed at streamlining production and reducing operating expenses. In the first quarter of 2005, the Company recorded restructuring charges of $0.9 million in severance costs related to the termination of 24 employees across all business functions. In the second quarter of 2005, the company expanded the workforce reduction activities initiated during the first quarter and terminated 63 employees from research and development located in the Santa Clara facility. In addition, the Company consolidated two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. As a result, the Company recorded total second quarter restructuring charges of $7.6 million, including $6.7 million for termination benefits and a $0.9 million write-down of equipment and software assets whose value was impaired as a result of these plans. In the third quarter of 2005, the Company consolidated its facilities and vacated excess office space in the Santa Clara location, and recorded a restructuring charge of $5.3 million for excess facilities and an additional $0.1 million in severance costs.

In the first quarter of 2006, the Company continued the workforce reduction plans initiated in 2005 and recorded $1.6 million in restructuring charges related to the termination of 19 employees, primarily from research and development, in the Santa Clara facility. During the third quarter of 2006 the Company reduced its estimated severance accrual related to the 2005 workforce reduction activities by $0.4 million, and increased the accrual for excess facilities related to the 2005 restructuring by $0.8 million. The Company further increased its accrual for excess facilities by $0.5 million in the fourth quarter of 2007. To date, the Company has made payments relating to these activities of $12.0 million. As of December 30, 2007, all severance costs have been paid. Payments related to the excess facilities will extend to 2011.

2003 and 2001

In 2003 and 2001, the Company implemented three restructuring plans aimed at focusing development efforts on key projects and reducing operating costs in response to the severe and prolonged economic downturn in the semiconductor industry. PMC’s assessment of the market demand for its products, and the development efforts necessary to meet this demand, were key factors in the decisions to implement these restructuring plans. As end markets for the Company’s products had contracted, certain projects were curtailed in an effort to cut costs. Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during these periods.

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, PMC has recorded restructuring charges of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. PMC has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. In 2006, the Company reversed $2.3 million of this restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the addition of personnel that occurred with the acquisition of the Storage Semiconductor Business. The Company reversed a further $0.5 million in 2007 as it completed a portion of the lease obligation at this site.

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

In the first quarter of 2001, PMC recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, the Company recorded additional provisions for abandoned office facilities of $2.2 million in the fourth quarter of 2004, $0.8 million in the third quarter of 2006, and $0.9 million in the fourth quarter of 2007.

To date, PMC has made cash payments of $12.7 million and $176.6 million related to the 2003 and 2001 plans, respectively. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on all of its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

NOTE 6. Investments in Debt Securities

At December 30, 2007, we held $35.1 million (2006—$153.2 million) in U.S. Government Treasury and Agency notes, which were classified as available-for-sale investments. These investments are included in cash and cash equivalents in the Consolidated Balance Sheet and have maturities of three months or less.

NOTE 7. Investments and Other Assets

The components of other investments and assets are as follows:

(in thousands)	December 30, 2007	December 31, 2006
Investments in private entities	$2,000	$2,000
Deferred debt issue costs (Note 9)	4,677	5,645
Other assets	4,070	7,008

	$10,747	$14,653

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

As of December 30, 2007 the Company had deposits of $4 million related to long-term design tool contracts. These costs are recorded as other assets and are being amortized according to usage over the contract term, which ends in 2010.

NOTE 8. Lines of credit

At December 30, 2007, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $0.8 million with interest at the bank’s alternate base rate (annual rate of 7.75% at December 30, 2007) as long as the Company maintains eligible investments with the bank in an amount equal to its drawings. This agreement will expire in July 2008. At December 30, 2007, $0.8 million cash was deposited with the bank to offset the amount committed under letters of credit used as security for a facility lease.

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

NOTE 10. Commitments and Contingencies

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

The Consolidated Complaint generally alleged that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its shareholders, that these purported breaches of fiduciary duties caused harm to the Company and the plaintiffs seek to recover damages on behalf of the Company. The Consolidated Complaint also alleged violations of federal securities laws. The Company is a nominal defendant in the cases, but any recovery in the litigation would be paid to the Company, rather than to its shareholders. The defendants have entered into joint defense arrangements.

On March 15, 2007, the Company filed three separate motions aimed at having the federal lawsuit dismissed on various legal grounds. One of these motions was on the basis that plaintiffs failed to plead with particularity facts establishing that a litigation demand on the board of directors of the Company would have been futile at the time they commenced the derivative lawsuit. On June 20, 2007, the Court heard the motion to dismiss plaintiffs’ complaint for failure to plead demand futility with particularity. The Court ruled on the motion to dismiss on August 22, 2007 finding that the plaintiffs’ Consolidated Complaint had not met the pleading burden and gave plaintiffs leave to amend. The plaintiffs filed their Amended Consolidated Complaint on October 2, 2007. While the plaintiffs’ claims are substantially similar, they have reduced the scope of their allegations. The Company filed motions to dismiss the Amended Consolidated Complaint consistent with its previous motions which were argued before the Court on January 30, 2008. The Court also took argument on a motion to compel the production of certain documents filed by the plaintiffs December 26, 2007. The Court has not yet ruled on the motions.

At December 30, 2007, the Company has not accrued costs for potential losses related to the Amended Consolidated Complaint.

Operating leases:

The Company leases its facilities under operating lease agreements, which expire at various dates through September 30, 2013.

Rent expense including operating costs for the years ended December 30, 2007, December 31, 2006, and 2005 was $10.8 million, $10.5 million, and $9.1 million, respectively. Excluded from rent expense for 2007 was additional rent and operating costs of $4.6 million (2006—$4.2 million; 2005—$4.2 million) related to excess facilities, which were accrued as part of the restructuring programs.

Minimum future rental payments under operating leases are as follows:

Year Ending December 31 (in thousands)
2007	$11,742
2008	12,583
2009	7,604
2010	4,682
2011 and thereafter	98

Total minimum future rental payments under operating leases	$36,709

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

NOTE 11. Special Shares

At December 30, 2007 and December 31, 2006, the Company maintained a reserve of 2,065,000 and 2,099,000 shares, respectively, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (LTD) special shares.

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

NOTE 12. Stockholders’ Equity

Authorized capital stock of PMC. At December 30, 2007 and December 31, 2006, the Company had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated “Common Stock”, $0.001 par value, and 5,000,000 of which are designated “Preferred Stock”, $0.001 par value.

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

At December 30, 2007, the accumulated postretirement benefit obligation was $1.4 million, with no unrecognized gain/loss or unrecognized prior service cost. The net period benefit cost was $0.2 million during 2007. No distributions were made from the plan during the period. The Company includes accrued benefit costs for its post-retirement program in Accrued liabilities on the Company’s Consolidated Balance Sheet.

The health care accumulated postretirement benefit obligations were determined at December 30, 2007 using a discount rate of 6% and a current year health care trend of 9% decreasing to an ultimate trend rate of 5.0% in 2011.

Employee Retirement Savings Plans. The Company sponsors a 401(k) retirement plan for its employees in the United States and similar plans for its employees in Canada and other countries. Employees can contribute a percentage of their annual compensation to the plans, limited to maximum annual amounts set by local taxation authorities. The Company contributed $3.7 million, $4.3 million, and $3.8 million to the plans in fiscal years 2007, 2006, and 2005, respectively.

NOTE 14. Income Taxes

The income tax provision, calculated under Statement of Financial Accounting Standard No. 109 (SFAS 109), consists of the following:

(in thousands)	December 30, 2007	December 31, 2006	December 31, 2005
Current:
Federal	$(258)	$2,248	$263
State	4	4	3
Foreign	25,864	43,140	1,842

	25,610	45,392	2,108

Deferred:
Federal	3,549	3,845	—
Foreign	(12,311)	—	—

	(8,762)	3,845	—

Provision for income taxes	$16,848	$49,237	$2,108

Reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

	Year ended
(in thousands)	December 30, 2007	December 31, 2006	December 31, 2005
Income (loss) before provision for income taxes	$(32,256)	$(50,655)	$30,094
Federal statutory tax rate	35%	35%	35%
Income taxes at U.S. Federal statutory rate	(11,290)	(17,729)	10,533
Tax on intercompany dividend	—	45,727	19,871
Adjustment of prior years due to change in estimate	—	29,889	—
Change in liability for unrecognized tax benefit	28,296	—	—
Non-deductible intangible asset amortization and in-process research and development	11,059	12,221	—
Non-deductible stock-based compensation	9,409	9,299	75
Non-deductible items and other	(215)	5,875	(81)
Adjustment of prior year taxes and excess tax credits	23,628	(673)	(3,924)
Incremental recovery on foreign earnings and other rate differentials and investment tax credits	(33,357)	(8,530)	(35,677)
Valuation allowance	(10,682)	(26,842)	11,311

Provision for income taxes	$16,848	$49,237	$2,108

Despite the net loss for 2007, income taxes were incurred primarily from a $28 million additional accrual relating to an ongoing FIN 48 liability arising from the examination of our historic transfer pricing policies and practices of certain companies within the PMC Group by a certain tax authority. Of the $28 million increase in our FIN 48 liability, $13.1 million is related to arrears interest. Our FIN 48 liability is partially offset by available investment tax credits earned in the year of $18 million. The remainder of the provision for income taxes primarily relates to $6 million of deferred taxes recorded with respect to a past acquisition and net $1 million due to various items, including revisions of prior estimates.

The Company’s estimated tax provision rate increased significantly at the end of 2006 due to an increase in its estimated tax liability following receipt in 2007 of a written communication from a tax authority examining the historic transfer pricing policies and practices of certain companies within the PMC-Sierra group. As a result, in 2006, the Company increased its provision for periods prior to 2006 by $29.9 million.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	December 30, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$210,718	$215,547
Capital loss	38,780	42,043
Credit carryforwards	68,238	25,216
Reserves and accrued expenses	13,681	16,988
Intangible assets	11,347	8,683
Depreciation and amortization	9,332	8,694
Restructuring and other charges	5,680	6,896
State tax loss carryforwards	8,200	6,439
Deferred income	2,700	2,927

Total deferred tax assets	368,676	333,433

Valuation allowance	(322,750)	(333,433)
Deferred tax liabilities:
Acquired intangible assets and goodwill	(15,924)	(12,095)
Capitalized technology and other	(355)	(74)
Unrealized gain on investments	(744)	—

Total net deferred taxes	$28,903	$(12,169)

Presented on the Consolidated Balance Sheet in the following components:
Deferred tax assets	$54,676	$—
Deferred income taxes	(2,787)	(2,042)
Deferred taxes and other liabilities	(22,986)	(10,127)

	$28,903	$(12,169)

At December 30, 2007, the Company has approximately $599.9 million of federal net operating losses, which will expire through 2027. The Company also has approximately $273.3 million of state tax loss carryforwards, which expire through 2017. A portion of our net operating losses were used in 2005 and 2006 to reduce the taxes otherwise payable on intercompany dividends. The utilization of a portion of these net operating losses is also subject to ownership change limitations provided by federal and specific state income tax legislation.

Included in the credit carry-forwards are $37.7 million of investment tax credits, $16.7 million of federal research and development credits which expire through 2025, $1.8 million of federal AMT credits which carryforward indefinitely, $11.5 million of state research and development credits which do not expire, and $0.5 million of state manufacturer’s investment credits which expire through 2011.

Included in the above net operating loss carryforwards are $23.8 million and $3.9 million of U.S. federal and state net operating losses related to acquisitions accounted for under the purchase method of accounting. The benefit of such losses, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense.

Included in the deferred tax assets before valuation allowance are approximately $145.9 million of cumulative tax benefits related to equity transactions, which will be credited to stockholder’s equity if and when realized.

The pretax income from foreign operations was $30.4 million, $48.2 million, and $65.7 million in 2007, 2006, and 2005, respectively. The Company recorded $7.1 million tax expense related to earnings it repatriated in 2006 to fund the purchase of the Storage Semiconductor Business in 2006. This distribution does not change the Company’s intent to indefinitely reinvest undistributed earnings of the Company’s foreign subsidiaries and accordingly, no additional provision for federal and state income taxes has been provided thereon. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

The Company had $92.5 million of gross unrecognized tax benefits as of January 1, 2007. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $92.5 million as of January 1, 2007. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of January 1, 2007, the company had accrued interest and penalties related to unrecognized tax benefits of $32.6 million. See Note 1 to the consolidated financial statements for additional disclosures related to the adoption of FIN 48.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at January 1, 2007	$92.5
Increases in tax positions for prior years	15.0
Decreases in tax positions for prior years	(1.3)
Lapse in statute of limitations	(0.7)
Effect of foreign currency loss on translation	20.1

Gross unrecognized tax benefits at December 30, 2007	$125.6

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $125.6 million at December 30, 2007. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 30, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $46.8 million.

The Company and its subsidiaries file income tax returns in the U.S. and in various states, local and foreign jurisdictions. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2000 through 2007 tax years generally remain subject to examination by their respective tax authorities. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next 12 months.

NOTE 15. Segment Information

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

	Year ended
(in thousands)	December 30, 2007	December 31, 2006	December 31, 2005
Net revenues
United States	$91,307	$103,144	$98,619
China	89,027	63,797	54,324
Japan	71,941	79,009	40,790
Asia, other	45,890	43,331	20,067
Taiwan	43,754	31,377	19,590
Singapore	42,969	25,195	11,363
Europe and Middle East	40,874	46,922	23,866
Other foreign	23,619	32,217	22,792

Total	$449,381	$424,992	$291,411

	December 30, 2007	December 31, 2006	December 31, 2005
Long-lived assets
Canada	$18,207	$16,749	$15,990
United States	588,036	629,102	16,603
Other	6,724	5,219	175

Total	$612,967	$651,070	$32,768

During 2007, the Company had two customers whose purchases represented a significant portion of net revenues, based on billing, including contract manufacturers and distributors. Net revenues from one customer represented approximately 12% of net revenues in 2007, 12% in 2006, and 14% in 2005. Net revenues from a second customer were 11% in 2007, and 12% in 2006 and 2005. In 2007 and 2006, the Company had two end customers, Cisco Systems and EMC Corporation, whose purchases represented greater than 10% of our total net revenues (2005 – Cisco Systems).

NOTE 16. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

(in thousands, except per share amounts)	December 30, 2007	December 31, 2006	December 31, 2005
Numerator:
Net (loss) income	$(49,104)	$(99,892)	$27,986

Denominator:
Basic weighted average common shares outstanding (1)	216,330	203,470	184,098
Effect of dilutive securities:
Stock options	—	—	5,034

Basic and diluted weighted average common shares outstanding (1)	216,330	203,470	189,132

Basic net (loss) income per share	$(0.23)	$(0.49)	$0.15

Diluted net (loss) income per share	$(0.23)	$(0.49)	$0.15

(1)	PMC-Sierra, Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.

In 2007, the Company had approximately 5.5 million options that were not included in diluted net loss per share because they would be antidilutive.

NOTE 17. Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax, are as follows:

(in thousands)	December 30, 2007	December 31, 2006	December 31, 2005
Net (loss) income	$(49,104)	$(99,892)	$27,986
Other comprehensive (loss) income:
Change in net unrealized (losses) gains on investments, net of tax of (2006—$91 and 2005—$246)	—	(12)	929
Change in fair value of derivatives, net of tax of $1,328 in 2007 (2006—$1,530 and 2005—$727)	2,564	(2,838)	444

Total	$(46,540)	$(102,742)	$29,359

PART II

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

In evaluating the effectiveness of our internal control over financial reporting as of December 30, 2007, we considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 30, 2007. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d -15(f) of the Securities Exchange Act of 1934 as amended).

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective control over financial reporting as of December 30, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte and Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the registrant’s internal control over financial reporting. The report is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the internal control over financial reporting of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 30, 2007 of the Company and our report dated February 22, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”.

/s/ DELOITTE & TOUCHE LLP
Independent Registered Public Accountants
Vancouver, Canada
February 22, 2008

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled “Election of Directors”, “Code of Business Conduct and Ethics”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Stockholder Meeting.

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Proxy Statement for the 2008 Annual Stockholder Meeting.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2008 Annual Stockholder Meeting.

Equity Compensation Plan Information:

The following table provides information as of December 30, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	23,440,427	$9.89	22,470,831	(2)
Equity compensation plans not approved by security holders (3)	3,881,078	$8.89	11,251,845

Balance at December 30, 2007	27,321,505	$9.74	33,342,292

(1)	Consists of the 1994 Incentive Stock Plan (the “1994 Plan”) and the 1991 Employee Stock Purchase Plan (the “1991 Plan”).
(2)	Includes 13,940,507 shares available for issuance in the 1994 plan and 8,149,940 shares available for issuance in the 1991 Plan.

(3)	Consists of the 2001 Stock Option Plan (the “2001 Plan”), which was created to replace a number of stock option plans assumed by us in connection with mergers and acquisitions we completed prior to 2001. The number of options that may be granted under the 2001 Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled plus (iii) 10 million shares that were added to the plan in 2003. Also includes Passave Inc. 2003 Israeli Option Plan (the “2003 Plan”) and the Passave, Inc 2005 U.S. Stock Incentive Plan (the “2005 Plan”), which were assumed through the Passave acquisition.

In accordance with the term of the 1991 Plan, on January 1, 2008 an additional 2,000,000 options were automatically available for issuance under such plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the information set forth in the section entitled “Executive Compensation Change of Control and Severance Agreements” in our Proxy Statement for the 2008 Annual Stockholder Meeting.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2008 Annual Stockholder Meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	1. Consolidated Financial Statements

The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

2. Financial Statement Schedules

Financial Statement Schedules required by this item are listed on page 106 of this Annual Report on Form 10-K.

3. Exhibits

The exhibits listed under Item 15(c) are filed as part of this Form 10-K Annual Report.

(b)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated by Reference

Exhibit Number	Description	Form	Date	Number	Filed herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended on May 11, 2001	10-Q	05/16/2001	3.2

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/08/2001	3.2

3.3	Bylaws of the Registrant, as amended	10-Q	11/14/2001	3.2

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	08/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	02/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	09/06/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	09/19/1995	4.3

4.5	Preferred Stock Rights Agreement, as amended and restated as of July 27, 2001, by and between the Registrant and American Stock Transfer and Trust Company	10-Q	11/14/2001	4.3

4.6	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited	8-K	11/03/2005	2.1

4.7	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee	8-K	10/26/2005	2.1

4.8	Agreement and Plan of Merger dated April 4, 2006, between PMC-Sierra, Inc. and Passave Inc.	8-K	04/04/2006	2.1

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.1^	1991 Employee Stock Purchase Plan, as amended	10-K	03/01/2007	10.1

10.2^	1994 Incentive Stock Plan, as amended	10-K	03/01/2007	10.2

10.3^	2001 Stock Option Plan, as amended	10-K	03/01/2007	10.3

10.4^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	03/28/03	10.4

10.5^	Form of Change of Control Agreement by and between the Registrant and the executive officers				X

10.6	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. and Pilot Pacific Developments Inc.	10-K	04/14/1997	10.20

10.7	Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	08/08/2000	10.36

10.7	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

10.8	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	04/02/2001	10.44

10.9	Building Lease Agreement between Transwestern – Robinson I, LLC and PMC-Sierra US, Inc.	10-K	04/02/2001	10.45

10.10*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation	10-K	03/20/2000	10.31

10.11*	Deposit agreement dated January 31, 2000 by and between Chartered Semiconductor Manufacturing Ltd. and the Registrant	10-Q	05/10/2000	10.35

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.13*	Technology License Agreement, by and between Weitek Corporation and MIPS Computer Systems, Inc. Assignment Agreement, by and between Weitek Corporation and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.) Amendment No. 1 to the Technology License Agreement, by and between MIPS Technologies, Inc. and PMC-Sierra US, Inc. (formerly Quantum Effect Design, Inc.) dated March 31, 1997	S-3	01/04/2002	10.47

10.14	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

10.15	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc.	10-Q	11/10/2003	10.2

10.16	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C.	10-Q	11/10/2003	10.3

11.1	Calculation of earnings per share (1)				X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants				X

24.1	Power of Attorney (2)				X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

Exhibit Number	Description	Form	Date	Number	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed)				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed)				X

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission.
^	Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.
(1)	Refer to Note 16 of the consolidated financial statements included in Item 8 of Part II of this Annual Report.
(2)	Refer to Signature page of this Annual Report.

(c)	Financial Statement Schedules required by this item are listed on page 106 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: February 22, 2008	/s/ Michael W. Zellner
Michael W. Zellner
Vice President, (duly authorized officer) Chief Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Bailey and Michael W. Zellner, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert L. Bailey Robert L. Bailey	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 22, 2008

/s/ Michael W. Zellner Michael W. Zellner	Vice President, Chief Financial Officer (and Principal Accounting Officer)	February 22, 2008

/s/ Richard E. Belluzzo Richard E. Belluzzo	Director	February 21, 2008

/s/ James V. Diller James V. Diller	Director	February 21, 2008

/s/ William H. Kurtz William H. Kurtz	Director	February 21, 2008

/s/ Frank J. Marshall Frank J. Marshall	Director	February 20, 2008

/s/ Jonathan J. Judge Jonathan J. Judge	Director	February 21, 2008

/s/ Michael R. Farese Michael R. Farese	Director	February 21, 2008

SCHEDULE II—Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of year	Charged to expenses or other accounts	Write-offs	Balance at end of year
Allowance for doubtful accounts:

December 30, 2007	$1,768	$(222)	$—	$1,546
December 31, 2006	$1,768	$—	$—	$1,768
December 31, 2005	$2,665	$(897)	$—	$1,768

Allowance for obsolete inventory and excess inventory:

December 30, 2007	$8,409	$2,921	$(1,490)	$9,840
December 31, 2006	$8,454	$2,276	$(2,321)	$8,409
December 31, 2005	$12,190	$(1,904)	$(1,832)	$8,454

Allowance for warranty claims:

December 30, 2007	$4,331	$2,492	$(584)	$6,239
December 31, 2006	$3,997	$1,093	$(759)	$4,331
December 31, 2005	$3,492	$712	$(207)	$3,997

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
10.5	Form of Change of Control Agreement by and between the Registrant and the executive officers

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed)