Form 10-Q
period 2008-03-30
PMC SIERRA INC
filed 2008-05-08
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Common shares outstanding at April 30th, 2008 - 218,692,094

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 30, 2008	April 1 2007
Net revenues	$125,040	$103,665
Cost of revenues	43,306	37,571

Gross profit	81,734	66,094
Other costs and expenses:
Research and development	37,310	44,524
Selling, general and administrative	24,209	26,698
Amortization of purchased intangible assets	9,836	9,835
Restructuring costs and other charges	887	6,894

Income (loss) from operations	9,492	(21,857)
Other income (expense):
Interest income, net	2,234	1,837
Foreign exchange gain (loss)	3,158	(996)
Gain on repurchase of senior convertible notes and amortization of deferred debt issue costs	1,144	(242)

Income (loss) before provision for income taxes	16,028	(21,258)
(Provision for) recovery of income taxes	(38,686)	5,435

Net loss	$(22,658)	$(15,823)

Net loss per common share - basic and diluted	$(0.10)	$(0.07)
Weighted average number of common shares used in per share calculation - basic and diluted	219,931	213,881

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 30, 2008	December 30, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$285,624	$364,922
Accounts receivable, net of allowance for doubtful accounts of $1,382 (2007—$1,546)	45,670	39,362
Inventories, net	35,876	34,246
Prepaid expenses and other current assets	15,161	16,266
Income tax receivable	—	2,365

Total current assets	382,331	457,161
Goodwill	396,144	398,418
Intangible assets, net	185,713	187,126
Property and equipment, net	17,820	18,725
Investments and other assets	7,871	10,747
Deposits for wafer fabrication capacity	5,145	5,145
Deferred tax assets	52,541	54,676

	$1,047,565	$1,131,998

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$21,041	$24,011
Accrued liabilities	55,189	53,617
Income taxes payable	421	—
Deferred income taxes	2,042	2,787
Liability for unrecognized tax benefit	76,777	71,586
Accrued restructuring costs	9,693	10,911
Deferred income	17,373	13,674

Total current liabilities	182,536	176,586
Long term obligations	1,232	958
2.25% senior convertible notes	127,000	225,000
Deferred income taxes	24,001	23,023
Liability for unrecognized tax benefit	127,870	107,764
PMC special shares convertible into 2,065 (2007 - 2,065) shares of common stock	2,671	2,671
Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 218,388 shares issued and outstanding (2007 - 217,285)	238	237
Additional paid in capital	1,405,842	1,394,946
Accumulated other comprehensive income (loss)	(543)	1,437
Accumulated deficit	(823,282)	(800,624)

Total stockholders’ equity	582,255	595,996

	$1,047,565	$1,131,998

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007
Cash flows from operating activities:
Net loss	$(22,658)	$(15,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,372	3,862
Amortization of intangible assets	11,088	11,374
Amortization of deferred income taxes	(510)	(513)
Amortization of debt issuance costs	207	242
Stock-based compensation	7,006	9,418
Foreign exchange loss on tax liability	(3,605)	979
Gain on extinguishment of debt, net	(1,351)	—
(Gain) loss on disposal of property and equipment	(32)	484
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(6,308)	(1,627)
Inventories	(1,630)	3,904
Prepaid expenses and other current assets	711	1,159
Accounts payable and accrued liabilities	(7,464)	(47)
Deferred taxes and income taxes payable	38,556	(1,615)
Accrued restructuring costs	(1,218)	4,357
Deferred income	3,699	1,682

Net cash provided by operating activities	18,863	17,836

Cash flows from investing activities:
Proceeds from sale of investments and other assets	32	—
Purchases of property and equipment	(1,467)	(2,257)
Purchase of intangible assets	(4,155)	(1,388)

Net cash used in investing activities	(5,590)	(3,645)

Cash flows from financing activity:
Repurchase of convertible subordinated notes	(95,491)	—
Proceeds from issuance of common stock	3,891	7,596

Net cash provided by (used in) financing activities	(91,600)	7,596

Effect of exchange rate changes on cash and cash equivalents	(971)	—
Net increase (decrease) in cash and cash equivalents	(78,327)	21,787
Cash and cash equivalents, beginning of the period	364,922	258,914

Cash and cash equivalents, end of the period	$285,624	$280,701

Supplemental disclosures of cash flow information:
Cash paid for interest	$808	$—
Cash paid for income taxes	956	445

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc. (the “Company” or “PMC”) designs, develops, markets and supports high-speed broadband communications semiconductors, storage semiconductors and microprocessor-based System-on-Chips (“SOC’s”) for metro, access, Fiber-To-The-Home, wireless infrastructure, storage, laser printers and customer premise equipment. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2008 will consist of 52 weeks and will end on Sunday, December 28. Fiscal 2007 consisted of 52 weeks and ended on Sunday, December 30. The first three months of 2008 and 2007 consisted of 13 weeks.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes, including uncertain tax positions, restructuring costs and contingencies. Actual results could differ materially from these estimates.

Cash and cash equivalents. At March 30, 2008, Cash and cash equivalents included $0.8 million (December 30, 2007 - $0.8 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $10.2 million and $9.8 million at March 30, 2008 and December 30, 2007, respectively) were as follows:

(in thousands)	March 30, 2008	December 30, 2007
Work-in-progress	$18,007	$13,698
Finished goods	17,869	20,548

	$35,876	$34,246

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s net loss and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net loss. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net loss when the hedged item affects net loss. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net loss. If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net loss. During the quarter ended March 30, 2008, all hedges were designated as cash flow hedges.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 30, 2007 to March 30, 2008 and for the same period in the prior year were as follows:

	Three Months Ended
(in thousands)	March 30, 2008	April 1, 2007
Balance, beginning of the year	$6,239	$4,331
Accrual for new warranties issued	273	193
Reduction for payments and product replacements	(529)	(215)
Adjustments related to changes in estimate of warranty accrual	192	175

Balance, end of the period	$6,175	$4,484

The Company’s accrual for warranty obligations is included in accrued liabilities in the Condensed Consolidated Balance Sheet.

Other Indemnifications. From time to time, on a limited basis, the Company indemnifies its customers, as well as its suppliers, contractors, lessors, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of its products, the use of their goods and services, the use of facilities, the state of assets that the Company sells and other matters covered by such contracts, normally up to a specified maximum amount. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company has no history of indemnification claims for such obligations and has not accrued any liabilities related to such indemnifications in the Condensed Consolidated Financial Statements.

Stock-based compensation. The Company accounts for compensation expense for all share-based payment awards in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires the Company to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period.

During the three months ended March 30, 2008, the Company recognized $7 million in stock-based compensation expense. Where a tax deduction for stock-based compensation was available to the Company, a valuation allowance for the related deferred tax assets was recorded.

The Company uses the straight-line method for attributing stock-based compensation expense. See Note 4 to the Condensed Consolidated Financial Statements for further information on stock-based compensation.

Recent Accounting Pronouncements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact that SFAS 141(R) may have on its results of operations, financial position and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect that SFAS 160 will have a material impact on its financial statement disclosure.

In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about the effects of an entity’s derivative instruments and hedging activities on an its financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the potential impact that SFAS 161 may have on its financial statements.

NOTE 2. Derivative Instruments and Hedging Activities

PMC generates revenues in U.S. dollars but incurs a portion of its operating expenses in various foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

At March 30, 2008, the Company had contracts outstanding to purchase Canadian dollars, all with maturities of less than twelve months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $47.1 million and the contracts had a fair value of $(0.8) million as of March 30, 2008. The gain or loss from the ineffective portion of the hedges was not significant.

NOTE 3. Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures on fair value measurements. In February 2008, the FASB issued the related FASB Staff Position 157-2 (“FSP 157-2”) that deferred the effective date of FAS157 for one year for non-financial assets and liabilities recorded at fair value on a non-recurring basis. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets are available for identical assets and liabilities. The Company’s Level 1 assets include cash equivalents, which are generally acquired or sold at par value and are actively traded.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using a pricing model with inputs that are observable in the market or corroborated with observable market data.

Level 3 – Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS 157 and would include in Level 3 all of those whose fair value is based on significant unobservable inputs.

Financial assets and liabilities measured on a recurring basis as of March 30, 2008 are summarized below:

	Level 1	Level 2	Level 3
Assets:
Government and corporate bonds, notes (1)	$256,019	$—	$—

Liabilities:
Forward currency contracts (2)	$—	$793	$—

(1)	Included in cash and cash equivalents

(2)	Included in accrued liabilities

NOTE 4. Stock-Based Compensation

At March 30, 2008, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three months ended March 30, 2008 and April 1, 2007 as follows:

	Three Months Ended
(in thousands)	March 30, 2008	April 1, 2007
Cost of revenues	$315	$517
Research and development	3,162	4,268
Selling, general and administrative	3,529	4,633

Total	$7,006	$9,418

The Company received cash of $3.9 million on the issuance of stock-based awards during the three months ended March 30, 2008.

Equity Award Plans

The Company issues its common stock under the provisions of various stock award plans. Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within five to ten years and vest over four years.

In 2001, the Company simplified its plan structure. The 2001 Stock Option Plan (“2001 Plan”) was created to replace a number of stock option plans the Company had assumed in connection with mergers and acquisitions completed prior to 2001. The number of shares available for issuance under the 1994 Incentive Stock Plan (“1994 Plan”) was approved by stockholders. New stock options or other equity incentives may only be issued under the 1994 Plan and the 2001 Plan. In 2006, the Company assumed the stock option plans and all outstanding stock options of Passave, Inc. as part of the merger consideration in that business combination.

Activity under the option plans during the three months ended March 30, 2008 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at March 30, 2008
Outstanding, December 30, 2007	27,321,505	$9.74
Granted	3,060,837	$4.80
Exercised	(206,465)	$1.84
Cancelled, forfeited	(1,008,669)	$9.46
Outstanding, March 30, 2008	29,167,208	$9.29	6.93	$8,484,414

Exercisable, March 30, 2008	18,180,265	$10.66	5.89	$4,481,126

No adjustment was required with respect to fully vested options that expired during the three months ended March 30, 2008. An adjustment of $1.9 million was recorded for pre-vesting forfeitures associated primarily with restructuring related activities carried out in 2007.

The fair value of the Company’s stock option awards granted to employees during the three months ended March 30, 2008 was estimated using a lattice-binomial valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition in the three months ended March 30, 2008 and April 1, 2007, using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Options
	March 30, 2008	April 1, 2007
Expected life (years)	4.06	3.90
Expected volatility	55.5%	62.0%
Risk-free interest rate	2.2%	4.5%

The weighted average grant-date fair value per stock option granted during the three months ended March 30, 2008 was $2.04. The total intrinsic value of stock options exercised during the three months ended March 30, 2008 was $0.8 million.

As of March 30, 2008 there was $37.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.6 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.

A summary of RSU activity during the three months ended March 30, 2008 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at March 30, 2008
Unvested shares at December 30, 2007	831,751	—	—
Awarded	48,771	—	—
Forfeited	(22,118)	—	—
End of Period	858,404	1.83	$4,807,062

Restricted Stock Units vested and expected to vest March 30, 2008	599,582	1.66	$3,357,663

As of March 30, 2008 total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSUs was $3.6 million, which is expected to be recognized over the next 3.2 years.

Employee Stock Purchase Plan

In 1991, the Company adopted an Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code. The ESPP allows eligible participants to purchase shares of the Company’s common stock through payroll deductions at a price of 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the six-month purchase period. Under the ESPP, the number of shares authorized to be available for issuance under the plan is increased automatically on January 1 of each year until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares (after adjusting for stock dividends), or (iii) an amount to be determined by the Board of Directors.

During the first quarter of 2008, 897,883 shares were issued under the ESPP at a weighted-average price of $3.91 per share. As of March 30, 2008, 7,252,057 shares were available for future issuance under the ESPP (December 30, 2007 – 8,149,940).

The fair values of share purchases through the Company’s ESPP were calculated using the Black-Scholes option pricing model, applying an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	ESPP
	March 30, 2008	April 1, 2007
Expected life (years)	1.25	1.25
Expected volatility	50.4%	49.2%
Risk-free interest rate	2.0%	5.0%

The weighted average grant-date fair value of per ESPP award granted during the three months ended March 30, 2008 was $0.45.

NOTE 5. Restructuring costs and other charges

The activity related to excess facility, contract termination, and severance accruals, under the Company’s restructuring plans during the three months ended March 30, 2008, by year of plan, were as follows:

Excess facility and contract termination costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 30, 2007	$1,931	$589	$3,329	$3,944	$9,793
Adjustments and reversals	(10)	(19)	—	(50)	(79)
New charges	200	130	250	—	580
Cash payments	(264)	(174)	(344)	(335)	(1,117)

Balance at March 30, 2008	$1,857	$526	$3,235	$3,559	$9,177

Severance costs

(in thousands)	2007
Balance at December 30, 2007	$1,118
Adjustment and reversals	(162)
New charges	429
Cash payments	(868)

Balance at March 30, 2008	$517

2007

In the first quarter of 2007, the Company initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. The Company also vacated excess office space at its Santa Clara, California facility. PMC continued to rationalize costs in the fourth quarter of 2007 by reducing headcount by 18 employees primarily at the Burnaby, British Columbia facility.

To date, the Company has incurred $10.3 million in termination and relocation costs, $3 million for excess facilities and $2.5 million in asset impairment charges.

The Company has made payments of $10.9 million in connection with this plan. As of March 30, 2008, $0.5 million in severance costs remained to be paid and payments related to the excess facilities may extend until 2011.

2006

In the third quarter of 2006, the Company closed its Ottawa, Ontario development site in order to reduce operating expenses and the space was vacated by the end of the fourth quarter of 2006. Approximately 35 positions were eliminated, primarily from research and development, resulting in our recording restructuring charges for termination benefits, relocation costs and accrual for excess facilities. The Company also eliminated 10 positions from research and development in its Portland, Oregon development site, resulting in restructuring charges for severance, excess facilities, contract termination costs and asset impairment.

In connection with these two actions, the Company has recorded $2.5 million related to excess facilities and contract termination costs, $3 million in severance costs and $0.2 million in asset impairment charges, to date. In 2007, the Company reduced its estimated severance accrual by $0.3 million and its accrual for excess facilities by $0.4 million as the Company fulfilled a portion of these obligations. The Company has made payments of $4 million related to the 2006 plan. As of March 30, 2008, all severance costs have been paid and payments related to the excess facilities will extend to 2010.

2005

During 2005, the Company completed various restructuring activities aimed at streamlining production and reducing operating expenses. In the first quarter, the Company terminated 24 employees across all business functions. In the second quarter, the Company expanded the workforce reduction activities initiated during the first quarter and terminated 63 employees from research and development located in the Santa Clara facility. In addition, the Company consolidated two manufacturing facilities (Santa Clara and Burnaby) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. In the third quarter, the Company consolidated its facilities and vacated excess space in its Santa Clara location.

In the first quarter of 2006, the Company continued the workforce reduction plans initiated in 2005, primarily from its research and development group, in the Santa Clara facility.

To date, the Company has recorded $6.3 million for excess facilities and contract termination costs, $9.2 million for termination benefits and $0.9 million write-down of equipment and software assets whose assets were impaired as a result of this plan. In 2006, the Company reduced its accrual for termination benefits by $0.4 million as a portion of the Company’s obligation was fulfilled.

As of March 30, 2008, the Company has made payments relating to these activities of $12.4 million and all severance costs have been paid out. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, PMC has recorded restructuring charges of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. PMC has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. In 2006, the Company reversed $2.3 million of this restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the addition of personnel that occurred with the acquisition of the Storage Semiconductor Business. The Company reversed an additional $0.5 million in 2007 as it completed a portion of the lease obligation at this site.

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

In the first quarter of 2001, PMC recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, the Company has recorded additional provisions for abandoned office facilities totaling $3.9 million since 2004.

To date, PMC has made cash payments of $12.7 million and $176.9 million related to the 2003 and 2001 plans, respectively. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on all of its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

NOTE 6. Investments in debt securities

At March 30, 2008, the Company did not hold any investments in debt securities (2007—$35.1 million). The investments held in 2007 were comprised of corporate bonds and notes. These securities were classified as available-for-sales investments and had a maturity of three months or less. These investments are included in cash and cash equivalents in the Condensed Consolidated Balance Sheet.

NOTE 7. Long-term obligations

On October 26, 2005, the Company issued $225 million aggregate principal amount of 2.25% senior convertible notes that are due on October 15, 2025. The Company has recorded these notes as long-term debt and issuance costs of $6.8 million have been deferred and will be amortized over seven years, which is the Company’s earliest call date. This approximates the effective interest method.

During the first quarter of 2008, the Company repurchased $98 million principal amount of these notes for a total of $94.5 million and expensed $2.2 million of related unamortized debt issue costs and transaction costs, resulting in a net gain of $1.3 million. The Company also paid $0.8 million of accrued interest as of the repurchase dates. At March 30, 2008, $127 million of these notes remained outstanding and $2.5 million of unamortized debt issue costs were included in Investments and other assets.

NOTE 8. Income Taxes

The Company recorded a provision of $38.7 million for the three months ended March 30, 2008. During the first quarter of 2008, one of the Company’s foreign subsidiaries received a written communication from a tax authority pertaining to its 2000 tax year, resulting in an accrual of $26.5 million, including interest, as part of the liability for unrecognized tax benefits. The Company disagrees with the positions taken by this tax authority and intends to vigorously contest any re-assessment from this tax authority through its appeals process and the courts if necessary. While the outcome of these matters is not determinable at this time, the Company has applied the guidance in FIN48 in determining its accrual for unrecognized tax benefits reflected in the Condensed Consolidated Financial Statements.

The Company also accrued $4 million of interest related to ongoing uncertain tax positions and the Company recognized a further $2.3 million of tax expense arising from an inter-company dividend.

The Company recorded a net increase in its liability for unrecognized tax benefits of $25.3 million. As at March 30, 2008, our liability for unrecognized tax benefits on a world-wide consolidated basis was $204.6 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate. The resolution of these matters with the foreign tax authority could result in a material change to the Company’s unrecognized tax benefits within the next 12 months.

The Company and its subsidiaries file income tax returns in the U.S. in various states, local and foreign jurisdictions. The preceding three tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the preceding seven tax years generally remain subject to examination by their respective tax authorities.

NOTE 9. Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax, are as follows:

	Three Months Ended
	March 30,	April 1,
(in thousands)	2008	2007
Net loss	$(22,658)	$(15,823)
Other comprehensive (loss) income:
Change in fair value of derivatives, net of deferred tax recovery of $993 (2007 - deferred tax expense of $1,189)	(1,980)	522

Total	$(24,638)	$(15,301)

NOTE 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2008	April 1, 2007
Numerator:
Net loss	$(22,658)	$(15,823)

Denominator:
Basic and diluted weighted average common shares outstanding (1)	219,931	213,881

Basic and diluted net loss per share	$(0.10)	$(0.07)

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

Since PMC-Sierra had a net loss for the three months ended March 30, 2008 and April 1, 2007, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the three months ended March 30, 2008 and April 1, 2007, it would have included in the computed dilutive potential common shares, common stock equivalents totaling approximately 1 million and 1.2 million, respectively, relating to stock options, employee stock purchase plan, and restricted stock units. Common stock equivalents related to the 2.25% senior convertible notes were excluded from the diluted net loss per share calculation because they would have been antidilutive.

Note 11. Contingencies

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

The Consolidated Complaint generally alleged that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders and that these purported breaches of fiduciary duties caused harm to the Company. The plaintiffs seek to recover damages on behalf of the Company. The Consolidated Complaint also alleged violations of federal securities laws. The Company is a nominal defendant in the cases, but any recovery in the litigation would be paid to the Company, rather than to its stockholders. The defendants have entered into joint defense arrangements.

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

At March 30, 2008, the Company has not accrued costs for potential losses related to the Amended Consolidated complaint.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures, interest income, restructuring activities, cash commitments and expenses.

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

OVERVIEW

We generate revenues from the sale of semiconductor devices that we have designed and developed or acquired. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, 99% of our revenues in the first three months of 2008 came from parts developed or acquired in 2007 and earlier. After an individual product is released for production and announced it may take several years before that device generates any significant revenues.

Our current revenues are generated by a portfolio of more than 350 products. Our diverse product portfolio services a number of key end markets: the access area of the wide area network, where data traffic flows between homes and business to central offices of services providers; the metropolitan area of the network where high-speed communication and data transfer occurs between cities or regional areas; enterprise storage, where institutions and businesses store and access their data using network-attached storage (NAS) or storage area networks (SAN); or enterprise networking equipment and data management such as routers, switches, and laser printers.

We expend a substantial amount every year for the research and development of new semiconductor devices. We determine the amount to invest in the development of new semiconductors based on our assessment of the future market opportunities for those components, and the estimated return on investment. To compete globally we must invest in businesses and technologies that are both growing in demand and are cost competitive in the geographic markets that we serve. Going forward, we plan to continue to focus on finding innovative solutions to our customers’ problems while finding further operational efficiencies.

Results of Operations

First Quarter of 2008 and 2007

Net Revenues (in millions)

	First Quarter
	2008	2007	Change
Net revenues	$125.0	$103.7	21%

Net revenues for the first quarter of 2008 were $125 million compared to $103.7 million for the same period in 2007, an increase of $21.3 million, or 21%. This increase is attributable to growth in our enterprise storage, fiber-to-the-home, and laser printer businesses, which had increased revenues of $23.2 million, collectively, compared to the same quarter a year ago. Revenues from sales of our telecommunications products decreased by $1.9 million compared to the first quarter of 2007.

The growth in our enterprise storage sales was driven primarily by increased shipments of fiber channel controller disk interconnect products in the first quarter of 2008. Our fiber-to-the-home shipments increased on a year-over-year basis as carriers in Japan and Korea have been building out their networks. And carriers such as China Telecom in China started conducting field trials based on our passive optical networking (“EPON”) products. The sales of our products in the microprocessor-based SOC business increased relative to the first quarter of 2007 as we experienced an increase in end-customer demand for laser-printer related products this past quarter.

Revenues from our telecommunications products decreased in the first quarter of 2008, compared to the same quarter in 2007, as we believe that customers were still consuming the inventory we shipped to them in the latter part of 2007.

Gross Profit (in millions)

	First Quarter
	2008	2007	Change
Gross profit	$81.7	$66.1	24%

Percentage of net revenues	65%	64%

Total gross profit increased $15.6 million in the first quarter of 2008 compared to the same period in 2007. Gross profit as a percentage of revenues was 65% in the first quarter of 2008 compared with 64% in the first quarter of 2007.

While product mix can influence our gross profit as a percentage of revenue from quarter to quarter, our underlying gross profit percentage in the first quarter of 2008 remained constant with that in the first quarter of 2007 as changes in average selling price declined in approximately the same proportion as decreases in manufacturing costs.

Other Costs and Expenses (in millions)

	First Quarter
	2008	2007	Change
Research and development	$37.3	$44.5	(16%)
Percentage of net revenues	30%	43%
Selling, general and administrative	$24.2	$26.7	(9%)
Percentage of net revenues	19%	26%
Amortization of purchased intangible assets	$9.8	$9.8	—
Percentage of net revenues	8%	9%
Restructuring costs and other charges	$0.9	$6.9	(87%)
Percentage of net revenues	1%	7%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses decreased $7.2 million or 16% in the first quarter of 2008 compared to the first quarter of 2007. Due to the restructuring action undertaken in the first quarter of 2007, hardware and software costs and payroll-related costs incurred in the first quarter of 2008 were lower by $0.9 million and $5 million, respectively, compared to the first quarter of 2007. Materials costs, including photomasks, were $1.6 million lower in the first quarter of 2008 compared to the first quarter of 2007 as some tape-outs originally planned for the first quarter were moved to the second quarter.

Our selling, general and administrative, or SG&A, expenses decreased by $2.5 million, or 9%, in the first quarter of 2008 compared to the first quarter of 2007. This decrease is primarily attributable to the restructuring action undertaken in the first quarter of 2007. As a result of that action, payroll-related costs and facilities-related costs were $1.3 million and $1.2 million lower, respectively.

Amortization of purchased intangible assets and in-process research and development

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc., respectively. Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave in the first quarter of 2008 was $4.7 million and $5.1 million, respectively.

Restructuring costs and other charges

The activity related to excess facility, contract termination, and severance accruals, under the Company’s restructuring plans during the three months ended March 30, 2008, by year of plan, were as follows:

Excess facility and contract termination costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 30, 2007	$1,931	$589	$3,329	$3,944	$9,793
Adjustments and reversals	(10)	(19)	—	(50)	(79)
New charges	200	130	250	—	580
Cash payments	(264)	(174)	(344)	(335)	(1,117)

Balance at March 30, 2008	$1,857	$526	$3,235	$3,559	$9,177

Severance costs

(in thousands)	2007
Balance at December 30, 2007	$1,118
Adjustment and reversals	(162)
New charges	429
Cash payments	(868)

Balance at March 30, 2008	$517

2007

In the first quarter of 2007, we initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. We also vacated excess office space at our Santa Clara, California facility. We continued to rationalize costs in the fourth quarter of 2007 by reducing headcount by 18 employees primarily at our Burnaby, British Columbia facility.

To date, we have incurred $10.3 million in termination and relocation costs, $3 million for excess facilities and $2.5 million in asset impairment charges.

As of March 30, 2008, we have made payments of $10.9 million in connection with this plan. Also, as of this date, $0.5 million in severance costs remained to be paid and payments related to the excess facilities may extend until 2011.

2006

In the third quarter of 2006, we closed our Ottawa, Ontario development site in order to reduce operating expenses and the space was vacated by the end of the fourth quarter of 2006. Approximately 35 positions were eliminated, primarily from research and development, resulting in our recording restructuring charges for termination benefits, relocation costs and accrual for excess facilities. We also eliminated 10 positions from research and development in our Portland, Oregon development site, resulting in restructuring charges for severance, excess facilities, contract termination costs and asset impairment.

In connection with these two actions, we recorded $2.5 million related to excess facilities and contract termination costs, $3 million in severance costs and $0.2 million in asset impairment charges, to date. In 2007, we reduced our estimated severance accrual by $0.3 million and our accrual for excess facilities by $0.4 million as we fulfilled a portion of these obligations. We have made payments of $4 million related to the 2006 plan. As of March 30, 2008, all severance costs have been paid and payments related to the excess facilities will extend to 2010.

2005

During 2005, we completed various restructuring activities aimed at streamlining production and reducing operating expenses. In the first quarter, we terminated 24 employees across all business functions. In the second quarter, we expanded the workforce reduction activities initiated during the first quarter and terminated 63 employees from research and development located in the Santa Clara facility. In addition, we consolidated two manufacturing facilities (Santa Clara and Burnaby) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. In the third quarter, we consolidated our facilities and vacated excess space in our Santa Clara location.

In the first quarter of 2006, we continued the workforce reduction plans initiated in 2005, primarily from our research and development group, in the Santa Clara facility.

To date, we have recorded $6.3 million for excess facilities and contract termination costs, $9.2 million for termination benefits and $0.9 million write-down of equipment and software assets whose assets were impaired as a result of this plan. In 2006, we reduced our accrual for termination benefits by $0.4 million as we fulfilled a portion of our obligation.

As of March 30, 2008, the Company has made payments relating to these activities of $12.4 million and all severance costs have been paid out. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, we have recorded restructuring charges of $18.3 million in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. In 2006, we reversed $2.3 million of this restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the addition of personnel that occurred with the acquisition of the Storage Semiconductor Business. We reversed an additional $0.5 million in 2007 as we completed a portion of the lease obligation at this site.

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

In the first quarter of 2001, PMC recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, we recorded additional provisions for abandoned office facilities totaling $3.9 million since 2004.

To date, PMC has made cash payments of $12.7 million and $176.9 million related to the 2003 and 2001 plans, respectively. We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on all of its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

Other Income and Expenses (in millions)

	First Quarter
	2008	2007	Change
Interest income, net	$2.2	$1.8	22%
Percentage of net revenues	2%	2%
Foreign exchange gain (loss)	$3.2	$(1.0)	(420%)
Percentage of net revenues	3%	(1%)
Gain on repurchase of senior convertible notes and amortization of debt issue costs	$1.1	$(0.2)	(650%)
Percentage of net revenues	—	—
(Provision for) recovery of income taxes	$(38.7)	$5.4	(817%)
Percentage of net revenues	(31%)	5%

Interest income, net

Net interest income increased by $0.4 million or 22% in the first quarter of 2008 compared to the first quarter of 2007 due to holding increased cash balances which were partially offset by a decline in yields.

Foreign exchange gain (loss)

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through the fourth quarter of 2008. We do not hedge our income tax accruals that are denominated in foreign currencies against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Our net foreign exchange gain was $3.2 million in the first quarter of 2008, which was primarily due to a $3.6 million foreign exchange gain on the revaluation of our net tax liability in a foreign jurisdiction. The revaluation of this foreign tax liability was required because of depreciation of other currencies against the United States Dollar. The foreign exchange rate between the US dollar and the currencies of countries where we have significant tax liabilities improved 4% in the first quarter of 2008 compared to declining 1% in the first quarter of 2007.

In the first quarter of 2007, our foreign exchange loss was $1 million, which was primarily related to the revaluation of our tax liability in a foreign jurisdiction.

Gain on repurchase of senior convertible notes, net

In the first three months of 2008, we repurchased $98 million principal amount of our senior convertible notes for $94.5 million and expensed $2.2 million of related unamortized debt issue costs and transactions costs resulting in a net gain of $1.3 million.

(Provision for) recovery of income taxes

We recorded a provision of $38.7 million for the three months ended March 30, 2008. During the first quarter of 2008, one of our foreign subsidiaries received a written communication from a tax authority pertaining to its 2000 tax year, resulting in an accrual of $26.5 million, including interest, as part of the liability for unrecognized tax benefits. We disagree with the positions taken by this tax authority and intend to vigorously contest any re-assessment from this tax authority through its appeals process and the courts if necessary. While the outcome of these matters is not determinable at this time, we have applied the guidance in FIN48 in determining its accrual for unrecognized tax benefits reflected in the Condensed Consolidated Financial Statements.

We also accrued $4 million of interest related to ongoing uncertain tax positions and recognized a further $2.3 million of tax expense arising from an inter-company dividend.

We recorded a recovery of income taxes of $5.4 million in the first quarter of 2007 based on net income, excluding expenses for which we will not receive a tax benefit. Included in this amount is a $4.0 million tax recovery relating to the settlement of prior years’ tax credits.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 30, 2007, which also provides commentary on our most critical accounting estimates. These estimates were of note during the first three months of 2008:

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

In 2007, we recorded additional goodwill related to the acquisition of Passave, Inc. This adjustment was based on our estimate of costs to settle a legal matter that existed at the time of acquisition.

There were no indications of impairment to goodwill or intangible assets during the three months ended March 30, 2008. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

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

For example, we have recorded charges of $3 million to date, relating to the restructuring of excess facilities in connection with our 2007 restructuring plan. This estimate represents 100% of the estimated future operating costs and lease obligation for the exited space.

We believe our estimates of the obligations for the closing of sites remain sufficient to cover anticipated settlement costs. However, our assumptions on either the lease termination payments, operating costs until the termination, or the amounts and timing of offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates. If our actual costs exceed our estimates, we would incur additional expenses in future periods.

Income Taxes

In estimating our annual effective tax rate we review our forecasted net income for the year by geographic area and apply the appropriate tax rates. We also consider the income tax credits available in each tax jurisdiction.

Our operations are conducted in a number of countries with complex tax legislation and regulations pertaining to our business activities. We have recorded income tax liabilities based on our estimates and interpretations of those regulations for the countries we operate in. However our estimates are subject to review and assessment by the tax authorities and the courts of those countries. The timing of any such review and final assessment of our liabilities by local authorities is substantially out of our control and is dependent on the actions by those authorities in the countries in which we operate. Any re-assessment or proposed adjustment of our tax liabilities by tax authorities may result in adjustments of the income taxes and the assessment of interest and penalties that we pay or refunds that are due to us. As at March 30, 2008, our liability for unrecognized tax benefits on a world-wide consolidated basis was $204.6 million.

In certain jurisdictions we have incurred losses and other costs that can be applied against future taxable earnings to reduce our tax liability on those earnings. As we are uncertain of realizing the future benefit of those losses and expenditures, we have taken a valuation allowance against all domestic deferred tax assets and certain foreign deferred tax assets.

Business Outlook

We expect our revenues for the second quarter of 2008 to be in the range of $135 million to $140 million. As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders received and shipped during the same quarter, which we call our “turns business.” Our revenue outlook for the second quarter of 2008 depends in part on achieving 23% of our revenues from our turns business to reach the mid-point of the revenue range. Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate our second quarter 2008 gross margins to be approximately the same as the first quarter of 2008, inclusive of $0.4 million stock based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our second quarter 2008 operating expenses to be approximately $63.6 million to $64.6 million including stock-based compensation expense of approximately $6.3 to $7.3 million. We anticipate that interest and other income in the second quarter of 2008 will be approximately $1 million.

In the second quarter of 2008, our Chief Executive Officer and President, Robert Bailey, will retire from these positions. Gregory Lang will transition to these roles after this quarter report on Form 10-Q for the first quarter of 2008 is filed. Mr. Bailey will continue as Chairman of the Board of Directors.

Liquidity & Capital Resources

Our principal source of liquidity at March 30, 2008 was our $285.6 million in cash and cash equivalents.

In the first three months of 2008, we generated $18.9 million of cash in operating activities.

Significant changes in working capital accounts included:

•	a $6.3 million increase in accounts receivable, as a result of increased revenues.

•

a $1.4 million net decrease in accounts payable and accrued liabilities, which included $0.8 million paid for accrued interest relating to our senior convertible notes, and $3.4 million payroll-related payments; and

•

a $38.6 million increase in deferred taxes, liability for unrecognized tax benefit, and income taxes payable due to an accrual for withholding taxes and increased interest accruals related to our unrecognized tax benefits, and revaluation of foreign tax liabilities.

In the first three months of 2008, cash flows from our investment activities included:

•	expenditures of $5.6 million for the purchases of property, equipment and intangible assets.

In the first three months of 2008, cash flows from our financing activities included:

•	$95.5 million, inclusive of accrued interest and transaction fees, paid to repurchase $98 million of our senior convertible notes at a discount; and

•	cash proceeds of $3.9 million from the issuance of common stock under our equity-based compensation plans.

As of March 30, 2007, we had cash commitments made up of the following:

(in thousands)	Total	2008	2009	2010	2011	2012	After 2012
Contractual Obligations
Operating Lease Obligations:
Minimum Rental Payments	$34,062	$8,914	$12,905	$7,455	$4,690	$82	$16
Estimated Operating Cost Payments	10,677	3,283	3,474	2,542	1,373	4	1
Long Term Debt:
Principal Repayment	127,000	—	—	—	—	—	127,000
Interest Payments	51,438	2,858	2,858	2,858	2,858	2,858	37,148
Purchase and other Obligations	15,010	5,066	7,910	2,034	—	—	—
Liability for Unrecognized Tax Benefit (see comments below)

	$238,187	$20,121	$27,147	$14,889	$8,921	$2,944	$164,165

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $11.3 million at March 30, 2008 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

We expect to use approximately $18.6 million of cash in the remainder of 2008 for capital expenditures and purchased intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, capital expenditure, wafer deposit and remaining restructuring requirements through 2008.

During the first quarter of 2008, one of our foreign subsidiaries received a written communication from a tax authority pertaining to its 2000 tax year, resulting in an accrual of $26.5 million, including interest, as part of the liability for unrecognized tax benefits. We disagree with the positions taken by this tax authority and intend to vigorously contest any re-assessment from this tax authority through its appeals process and the courts if necessary. While the outcome of these matters is not determinable at this time, we have applied the guidance in FIN48 in determining our accrual for unrecognized tax benefits reflected in the Condensed Consolidated Financial Statements. This tax authority has until July 31, 2008 to issue a re-assessment on these matters or the statue of limitations will bar any reassessment for the 2000 tax year. Upon a formal re-assessment notice being issued, we will be required to post a deposit of 50% of the tax, interest and penalties assessed, and 100% of any withholding tax and interest and any penalties thereon. We do not believe that the payment of any required deposit will have a material adverse effect on our liquidity or operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

Cash Equivalents and Short-term Investments:

We regularly maintain a short and long term investment portfolio of various types of government and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody’s, or A-1 or A by Standard and Poor’s, or equivalent. We classify these securities as available-for-sale and they are carried at fair market value. Our corporate policies prevent us from holding material amounts of asset-backed commercial paper.

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

Senior Convertible Notes:

At March 30, 2008, $127 million of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but are registered for resale under the Securities Act of 1933.

The notes rank equal in right of payment with our other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. We may redeem all or a portion of the notes at par on and after October 20, 2012. We redeemed $98 million of the principal of these notes in the first quarter of 2008 at a cost of $95.5 million, including transaction fees and accrued interest. The holders may require that we repurchase the notes on October 15, 2012, 2015 and 2020 respectively.

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

At March 30, 2008, we had contracts outstanding to purchase Canadian dollars, all with maturities of less than twelve months that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $47.1 million and the contracts had a fair value of $(0.8) million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. We hedge less than twenty percent our accruals for foreign income taxes in the ordinary course of business, and consequently in the first three months of 2008 we recorded a $3.6 million foreign exchange gain relating to this item. The revaluation of our foreign income tax liability was required because of fluctuations in the value of the United States dollar against other currencies. Our operating loss would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, if the value of the United States dollar decreased by an additional 5% relative to foreign currencies material to our business, our loss before provision for income taxes would increase by $6.4 million.

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

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our chief executive officer and our chief financial officer, our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three month period ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Consolidated Complaint generally alleged that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders and that these purported breaches of fiduciary duties caused harm to the Company. The plaintiffs seek to recover damages on behalf of the Company. The Consolidated Complaint also alleged violations of federal securities laws. The Company is a nominal defendant in the cases, but any recovery in the litigation would be paid to the Company, rather than to its stockholders. The defendants have entered into joint defense arrangements.

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

At March 30, 2008, we have not accrued costs for potential losses related to the Amended Consolidated complaint.

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

While backlog is our best estimate of our next quarter’s revenues, it is industry practice to allow customers to cancel, change or defer orders with limited advance notice prior to shipment. As such, backlog may be an unreliable indicator of future revenue levels. Because a significant portion of our operating expenses is fixed, even a small revenue shortfall can have a disproportionately negative effect on our operating results.

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

We depend on a limited number of customers for a major portion of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and HP Corporation each accounted for more than 10% of our revenues in the first quarter of 2008. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Our Chief Executive Officer is retiring which could adversely affect our operating performance.

In May 2008, our Chief Executive Officer and President, Robert Bailey, will retire from the positions of President and Chief Executive Officer. His successor, Gregory Lang, was appointed on March 31, 2008 by the Board of Directors to assume office upon Mr. Bailey’s retirement. Mr. Bailey will continue in the role of Chairman of the Board of Directors. We may experience transition issues among our senior management team and in our operations during the transition, potentially leading to attrition and loss of productivity.

Changes in the political and economic climate in the countries we do business may adversely affect our operating results.

Our results of operations are increasingly dependent on our sales in China, which accounted for 24% of our revenues in first quarter of 2008. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business. The growth of FTTH technology in China has continued to be strong; however, a slowdown in that growth would have an adverse impact on our operating results.

We earned a substantial portion of our FTTH revenues in Japan in 2007. We procure substantially all of our wafers from Taiwan and use assemblers throughout Asia.

Given the depth of our sales and operations in Asia, we face additional risks that could negatively impact our results of operations, including economic sanctions imposed by the U.S.

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

One of our research and development facilities is located in Israel, and employs approximately 170 people. On an on-going basis, some of our Israeli employees are periodically called into active military duty. In the event of severe hostilities breaking out, a significant number of our Israeli employees may be called into active military duty, resulting in delays, including product development schedules.

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

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material effect on our income tax provision and results of operations in the period or periods in which that determination is made, and potentially to future periods as well. For instance, during the first quarter of 2008, one of our foreign subsidiaries received a written communication from a tax authority pertaining to its 2000 tax year, resulting in an accrual of $26.5 million, including interest, as part of the liability for unrecognized tax benefits. We disagree with the positions taken by this tax authority and intend to vigorously contest any re-assessment from this tax authority through its appeals process and the courts if necessary. While the outcome of these matters is not determinable at this time, we have applied the guidance in FIN48 in determining our accrual for unrecognized tax benefits, which totals $204.6 million on a world-wide consolidated basis as at March 30, 2008. The ultimate resolution of this and other tax matters could be for amounts in excess of our reserves established in accordance with FIN48. Such events could have a material adverse effect on our liquidity or cash flows in the quarter in which an adjustment is recorded or the tax payment is due.

If foreign exchange rates fluctuate significantly, our profitability may decline.

We are exposed to foreign currency rate fluctuations because a significant part of our development, test, and selling and administrative costs are incurred in foreign currencies. The U.S. dollar has devalued significantly compared to the Canadian dollar and this trend may continue. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not eliminate, the impact of foreign currency exchange rate movements. In addition, this foreign currency risk management policy may not be effective in addressing long-term fluctuations since our contracts do not extend beyond a 12-month maturity.

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. Our accrual for foreign income taxes is partially hedged against foreign exchange gains and losses, however, we recorded a net $3.6 million foreign exchange gain on the revaluation of our income tax liability, net of deferred tax assets, in the first quarter of 2008 because of fluctuations in the United States dollar against foreign currencies. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States dollar and foreign currencies that are material to our business.

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

We do not own or operate a wafer fabrication facility. In 2007, two outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

To protect our product technology, documentation and other proprietary information, we enter into confidentiality agreements with our employees, customers, consultants and strategic partners. We require our employees to acknowledge their obligation to maintain confidentiality with respect to PMC’s products. Despite these efforts, we cannot guarantee that these parties will maintain the confidentiality of our proprietary information in the course of future employment or working with other business partners. We develop, manufacture and sell our products in Asia and other countries that may not protect our products or intellectual property rights to the same extent as the laws of the United States. This makes piracy of our technology and products more likely. Steps we take to protect our proprietary information may not be adequate to prevent theft of our technology. We may not be able to prevent our competitors from independently developing technologies that are similar to or better than ours.

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

We have significant debt in the form of senior convertible notes.

We have $127 million of 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier.

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

We adopted a stockholder rights plan in 2001, pursuant to which we declared a dividend of one share purchase right for each outstanding share of common stock. If certain events occur, including if an investor tenders for or acquires more than 15% of our outstanding common stock, stockholders (other than the acquirer) may exercise their rights and receive $650 worth of our common stock in exchange for $325 per right, or we may, at our option, issue one share of common stock in exchange for each right, or we may redeem the rights for $0.001 per right. The issuance of the rights could have the effect of delaying or preventing a change in control.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote By Stockholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits –

•	11.1	Calculation of net loss per share – included in Note 10 of the financial statements included in Item I of Part I of this Quarterly Report.

•	31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•	31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

•	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC. (Registrant)

Date: May 8, 2008	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and Principal Accounting Officer