Form 10-Q
period 2008-06-29
PMC SIERRA INC
filed 2008-08-07
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 29, 2008

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

Yes  ☐    No  ☒

Common shares outstanding at July 31st , 2008 -219,551,813

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Net revenues	$139,839	$104,692	$264,879	$208,357
Cost of revenues	49,073	37,650	$92,379	$75,221

Gross profit	90,766	67,042	172,500	133,136

Other costs and expenses:
Research and development	39,995	41,635	77,305	86,159
Selling, general and administrative	24,180	25,171	48,389	51,869
Amortization of purchased intangible assets	9,836	9,836	19,672	19,671
Restructuring costs and other charges	157	3,786	1,044	10,680

Income (loss) from operations	16,598	(13,386)	26,090	(35,243)

Other income (expense):
Interest income, net	1,387	2,472	3,621	4,309
Foreign exchange gain (loss)	(1,066)	(7,926)	2,092	(8,922)
Gain on repurchase of senior convertible notes and amortization of deferred debt issue costs	(136)	(242)	1,008	(484)

Income (loss) before recovery of (provision for) income taxes	16,783	(19,082)	32,811	(40,340)

Recovery of (provision for) income taxes	120,397	(3,177)	81,711	2,258

Net income (loss)	$137,180	$(22,259)	$114,522	$(38,082)

Net (loss) income per common share - basic	$0.62	$(0.10)	$0.52	$(0.18)
Net (loss) income per common share - diluted	$0.61	$(0.10)	$0.51	$(0.18)

Weighted average number of common shares used in per share calculation - basic	221,008	215,688	220,470	214,785
Weighted average number of common shares used in per share calculation - diluted	224,984	215,688	222,966	214,785

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 29,	December 30,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$322,274	$364,922
Accounts receivable, net of allowance for doubtful accounts of $1,202 (2007 - $1,768)	45,042	39,362
Inventories, net	37,895	34,246
Prepaid expenses and other current assets	18,143	16,266
Income tax receivable	—	2,365

Total current assets	423,354	457,161

Goodwill	396,144	398,418
Intangible assets, net	174,520	187,126
Property and equipment, net	17,329	18,725
Investments and other assets	6,455	10,747
Deposits for wafer fabrication capacity	5,145	5,145
Deferred tax assets	9,655	54,676

	$1,032,602	$1,131,998

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$21,344	$24,011
Accrued liabilities	57,391	53,617
Income taxes payable	18,857	—
Deferred income taxes	2,042	2,787
Liability for unrecognized tax benefit	27,286	71,586
Accrued restructuring costs	8,450	10,911
Deferred income	14,465	13,674

Total current liabilities	149,835	176,586

Long term obligations	503	958
2.25% senior convertible notes due October 15, 2025	127,000	225,000
Deferred income taxes	15,992	23,023
Liability for unrecognized tax benefit	5,753	107,764

PMC special shares convertible into 2,045 (2007 - 2,065) shares of common stock	2,655	2,671

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 219,439 shares issued and outstanding (2007 - 217,285)	239	237
Additional paid in capital	1,417,381	1,394,946
Accumulated other comprehensive income (loss)	(654)	1,437
Accumulated deficit	(686,102)	(800,624)

Total stockholders’ equity	730,864	595,996

	$1,032,602	$1,131,998

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 29,	July 1,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$114,522	$(38,082)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	4,797	6,266
Amortization of intangible assets	22,456	22,318
Amortization of deferred income taxes	(1,021)	(1,544)
Amortization of debt issuance costs	344	484
Stock-based compensation	14,362	19,062
Foreign exchange (gain) loss on tax liability	(2,527)	9,286
Gain on repurchase of senior convertible notes, net	(1,351)	—
(Gain) loss on disposal of property and equipment	(32)	490
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(5,680)	438
Inventories	(3,472)	5,994
Prepaid expenses and other current assets	895	478
Accounts payable and accrued liabilities	(6,101)	410
Deferred taxes and income taxes payable	(82,381)	3,813
Accrued restructuring costs	(2,461)	2,406
Deferred income	791	4,127

Net cash provided by operating activities	53,141	35,946

Cash flows from investing activities:
Purchases of property and equipment	(3,369)	(4,436)
Purchase of intangible assets	(4,330)	(5,759)

Net cash used in investing activities	(7,699)	(10,195)

Cash flows from financing activity:
Repurchase of senior convertible notes	(95,491)	—
Proceeds from issuance of common stock	8,059	13,609

Net cash (used in) provided by financing activities	(87,432)	13,609

Effect of exchange rate changes on cash and cash equivalents	(658)	—
Net (decrease) increase in cash and cash equivalents	(42,648)	39,360
Cash and cash equivalents, beginning of the period	364,922	258,914

Cash and cash equivalents, end of the period	$322,274	$298,274

Supplemental disclosures of cash flow information:
Cash paid for interest	$808	$2,531
Cash paid for income taxes	1,732	910

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc. (the “Company” or “PMC”) designs, develops, markets and supports high-speed broadband communications semiconductors, storage semiconductors and microprocessor-based System-on-Chips (SOC’s) for metro, access, fiber-to-the-home, wireless infrastructure, storage, laser printers and customer premise equipment. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2008 will consist of 52 weeks and will end on Sunday, December 28. Fiscal 2007 consisted of 52 weeks and ended on Sunday, December 30. The first six months of 2008 and 2007 consisted of 26 weeks.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes, including uncertain tax positions, restructuring costs and contingencies. Actual results could differ materially from these estimates.

Cash and cash equivalents. At June 29, 2008, cash and cash equivalents included $0.8 million (December 30, 2007—$0.8 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $10.2 million and $9.8 million at June 29, 2008 and December 30, 2007, respectively) were as follows:

	June 29,	December 30,
(in thousands)	2008	2007
Work-in-progress	$18,537	$13,698
Finished goods	19,358	20,548

	$37,895	$34,246

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s operations and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in net income (loss) when the hedged item affects net income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the quarter ended June 29, 2008, all hedges were designated as cash flow hedges.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 30, 2007 to June 29, 2008 and for the same period in the prior year were as follows:

	Six Months Ended
	June 29,	July 1,
(in thousands)	2008	2007
Balance, beginning of the period	$6,239	$4,331
Accrual for new warranties issued	597	1,043
Reduction for payments and product replacements	(926)	(238)
Adjustments related to changes in estimate of warranty accrual	252	686

Balance, end of the period	$6,162	$5,822

The Company’s accrual for warranty obligations is included in accrued liabilities in the condensed consolidated balance sheet.

Other Indemnifications. From time to time, on a limited basis, the Company indemnifies its customers, as well as its suppliers, contractors, lessors, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of its products, the use of their goods and services, the use of facilities, the state of assets that the Company sells and other matters covered by such contracts, normally up to a specified maximum amount. The Company evaluates estimated losses for such indemnifications under Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, as interpreted by the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company has no history of significant indemnification claims for such obligations.

Stock-based compensation. The Company accounts for its compensation expense for all share-based payment awards in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires the Company to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period.

During the three and six months ended June 29, 2008, the Company recognized $7.4 million and $14.4 million in stock-based compensation expense, respectively. Where a tax deduction for stock-based compensation was available to the Company, a valuation allowance for the related deferred tax assets was recorded.

The Company uses the straight-line method over the requisite service period for attributing stock-based compensation expense. See Note 4 to the condensed consolidated financial statements for further information on stock-based compensation.

Recent Accounting Pronouncements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact that SFAS 141(R) may have on its results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect that SFAS 160 will have a material impact on its financial statement disclosure.

In December 2007, the FASB issued EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. The Company is currently assessing the impact that EITF 07-1 may have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its future consolidated financial statements related to non-financial assets and liabilities.

In May 2008, the FASB issued Staff Position No. Accounting Principles Board Opinion 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (“APB 14-1”), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under APB 14-1, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the statements of operations. This change in methodology will affect the calculations of net income (loss) and earnings (loss) per share for many issuers of cash settled convertible securities. APB 14-1 will become effective for our fiscal year beginning in 2010. The Company is currently evaluating the impact of the adoption of APB 14-1 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about the effects of an entity’s derivative instruments and hedging activities on its results of operations, financial position, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the potential impact that SFAS 161 may have on its financial statements.

NOTE 2. Derivative Instruments and Hedging Activities

PMC generates revenues in U.S. dollars but incurs a portion of its operating expenses in various foreign currencies. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

At June 29, 2008, the Company had six contracts outstanding to purchase Canadian dollars, all with maturities of less than twelve months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $29.6 million and the contracts had a fair value of $(1.0) million as of June 29, 2008. There was no gain or loss from the ineffective portion of the hedges.

NOTE 3. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures on fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

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

Financial assets and liabilities measured on a recurring basis as of June 29, 2008 are summarized below:

	Fair value, June 29, 2008
(in thousands)	Level 1	Level 2
Assets:
Government and corporate bonds, notes (1)	$295,427	$—

Liabilities:
Forward currency contracts (2)	$—	$954

(1)	Included in cash and cash equivalents
(2)	Included in accrued liabilities

NOTE 4. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three and six months ended June 29, 2008 and July 1, 2007 as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(in thousands)	2008	2007	2008	2007
Cost of revenues	$410	$532	$725	$1,049
Research and development	3,220	4,400	6,383	8,667
Selling, general and administrative	3,726	4,712	7,254	9,346

Total	$7,356	$9,644	$14,362	$19,062

The Company received cash of $4.2 million and $8.1 million on the issuance of stock-based awards during the three and six months ended June 29, 2008, respectively.

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

Activity under the option plans during the six months ended June 29, 2008 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at June 29, 2008
Outstanding, December 30, 2007	27,321,505	$9.74
Granted	4,941,525	$6.03
Exercised	(1,125,461)	$4.10
Forfeited	(1,594,786)	$7.24
Outstanding, June 29, 2008	29,542,783	$9.36	6.75	$29,272,878.87

Exercisable, June 29, 2008	18,229,762	$10.75	5.60	$15,264,724.29

No adjustment was required with respect to fully vested options that expired during the three and six months ended June 29, 2008. An adjustment of $2.8 million and $4.7 million was recorded for pre-vesting forfeitures associated primarily with restructuring related activities carried out in 2007, during the three and six months ended June 29, 2008, respectively.

The fair value of the Company’s stock option awards granted to employees during the six months ended June 29, 2008, was estimated using a lattice-binomial valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

The Company’s estimates of expected volatilities are based on a weighted historical and market-based implied volatilities. The Company uses historical data to estimate option exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the stock option valuation model and represents the period of time that granted options are expected to be outstanding. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of the Company’s stock option awards were calculated for expense recognition in the three and six months ended June 29, 2008 and in the three and six months ended July 1, 2007, using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2008	June 29, 2008	July 1, 2007
Expected life (years)	5.41	5.09	4.57	4.07
Expected volatility	58.6%	62.1%	56.7%	62.0%
Risk-free interest rate	3.2%	4.6%	2.6%	4.5%

The weighted average grant-date fair value per stock option granted during the three and six months ended June 29, 2008, was $4.24 and $2.88 respectively, per stock option. The total intrinsic value of stock options exercised during the three and six months ended June 29, 2008 was $3.2 million and $4.0 million, respectively.

As of June 29, 2008, there was $36.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.7 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.

A summary of RSU activity during the six months ended June 29, 2008 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at June 29, 2008
Unvested shares at December 30, 2007	831,751	—	—
Awarded	1,090,168	—	—
Released	(120,606)	—	—
Forfeited	(67,472)	—	—
End of Period	1,733,841	2.24	13,489,283
Restricted Stock Units vested and expected to vest June 29, 2008	1,270,299	2.09	9,882,927

As of June 29, 2008, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSUs was $9.2 million, which is expected to be recognized over the next 3.5 years.

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

During the first quarter of 2008, 897,883 shares were issued under the ESPP at a weighted-average price of $3.91 per share. No ESPP awards were granted during the three months ended June 29, 2008. As of June 29, 2008, 7,252,057 shares were available for future issuance under the ESPP (December 30, 2007 – 8,149,940).

The weighted average grant-date fair value of ESPP awards granted during the three months ended March 30, 2008 was $0.45.

As of June 29, 2008, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $2.0, which is expected to be recognized over the next 1.6 years.

NOTE 5. Restructuring costs and other charges

The activities related to excess facility, contract termination and severance accruals under the Company’s restructuring plans during the six months ended June 29, 2008, by year of plan, were as follows:

Excess facility and contract termination costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 30, 2007	$1,931	$589	$3,329	$3,944	$9,793

Adjustments	(8)	(17)	—	(42)	(67)
New charges	200	130	250	—	580
Cash payments	(579)	(278)	(688)	(705)	(2,250)

Balance at June 29, 2008	$1,544	$424	$2,891	$3,197	$8,056

Severance costs
(in thousands)	2007
Balance at December 30, 2007	$1,118
Adjustments	(171)
New charges	594
Cash payments	(1,147)

Balance at June 29, 2008	$394

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

To date, the Company has incurred $10.5 million in termination and relocation costs, $3.0 million for excess facilities and $2.5 million in asset impairment charges.

The Company has made payments of $11.5 million in connection with this plan. As of June 29, 2008, $0.4 million in severance costs remained to be paid and payments related to the excess facilities may extend until 2011.

2006

In the third quarter of 2006, the Company closed its Ottawa, Ontario development site in order to reduce operating expenses and the space was vacated by the end of the fourth quarter of 2006. Approximately 35 positions were eliminated, primarily from research and development, resulting in the Company recording restructuring charges for termination benefits, relocation costs and accrual for excess facilities. The Company also eliminated 10 positions from research and development in its Portland, Oregon development site, resulting in restructuring charges for severance, excess facilities, contract termination costs and asset impairment.

In connection with these two actions, the Company has recorded $2.5 million related to excess facilities and contract termination costs, $3.0 million in severance costs and $0.2 million in asset impairment charges, to date. In 2007, the Company reduced its estimated severance accrual by $0.3 million and its accrual for excess facilities by $0.4 million, as the Company fulfilled a portion of these obligations. The Company has made payments of $4.1 million related to the 2006 plan. As of June 29, 2008, all severance costs have been paid and payments related to the excess facilities will extend to 2010.

2005

During 2005, the Company completed various restructuring activities aimed at streamlining production and reducing operating expenses. In the first quarter of 2005, the Company terminated 24 employees across all business functions. In the second quarter of 2005, the Company expanded the workforce reduction activities initiated during the first quarter and terminated 63 employees from research and development located in the Santa Clara facility. In addition, the Company consolidated two manufacturing facilities (Santa Clara and Burnaby) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. In the third quarter, the Company consolidated its facilities and vacated excess space in its Santa Clara location.

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

As of June 29, 2008, the Company has made payments relating to these activities of $12.7 million and all severance costs have been paid out. Payments related to the excess facilities will extend to 2011.

2003 and 2001

In 2003 and 2001, the Company implemented three restructuring plans aimed at focusing development efforts on key projects and reducing operating costs in response to the severe and prolonged economic downturn in the semiconductor industry. The Company’s assessment of the market demand for its products, and the development efforts necessary to meet this demand, were key factors in the decisions to implement these restructuring plans. Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during these periods.

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, the Company has recorded restructuring charges of $18.3 million in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. The Company has disposed of the property improvements and computer equipment and software licenses have been cancelled or are no longer being used. In 2006, the Company reversed $2.3 million of this restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the addition of personnel that occurred with the acquisition of the Storage Semiconductor Business. The Company reversed an additional $0.5 million in 2007, as it completed a portion of the lease obligation at this site.

The October 2001 restructuring plan included the termination of 341 employees, the consolidation of excess facilities and the curtailment of certain research and development projects, resulting in a restructuring charge of $175.3 million, including $12.2 million of asset write-downs. Due to the continued downturn in real estate markets, the Company recorded additional provisions for abandoned office facilities of $1.3 million in the fourth quarter of 2004.

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

To date, the Company has made cash payments of $13.3 million and $178.1 million related to the 2003 and 2001 plans, respectively. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on all of its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

NOTE 6. Investments in debt securities

At June 29, 2008, the Company did not hold any investments in direct debt securities (December 31, 2007—$35.1 million). The investments held in 2007 were comprised of corporate bonds and notes. These securities were classified as available-for-sales investments and had a maturity of three months or less. These investments are included in cash and cash equivalents in the condensed consolidated balance sheet.

NOTE 7. Long-term obligations

On October 26, 2005, the Company issued $225.0 million aggregate principal amount of 2.25% senior convertible notes that are due on October 15, 2025. The Company has recorded these notes as long-term debt and issuance costs of $6.8 million were deferred and are being amortized over seven years, which is the Company’s earliest call date. This approximates the effective interest method.

During the first quarter of 2008, the Company repurchased $98.0 million principal amount of these notes for a total of $94.5 million and expensed $2.2 million of related unamortized debt issue costs and transaction costs, resulting in a net gain of $1.3 million. The Company also paid $0.8 million of accrued interest as of the repurchase dates. At June 29, 2008, $127.0 million of these notes remained outstanding and $2.4 million of unamortized debt issue costs were included in investments and other assets.

NOTE 8. Income Taxes

The Company recorded a tax recovery of $120.4 million and $81.7 million for the three and six months ended June 29, 2008, respectively, and a $3.2 million tax provision and a $2.3 million tax recovery for the three and six months ended July 1, 2007, respectively.

The tax recovery recognized in the first half of 2008 is primarily attributable to two factors. During the first quarter of 2008, one of the Company’s foreign subsidiaries received a written communication from a tax authority pertaining to its 2000 tax year, resulting in an additional accrual of $26.5 million, including interest, as part of its liability for unrecognized tax benefits. In the second quarter of 2008, one of the Company’s foreign subsidiaries settled several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of tax benefits of $124.1 million that were previously included in the liability for unrecognized tax benefits. As a result of this settlement, the Company agreed to pay $18.0 million in cash and utilize $31.6 million in net investment tax credits.

As at June 29 2008, our liability for unrecognized tax benefits on a world-wide consolidated basis was $33.0 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. in various states, local and foreign jurisdictions. The preceding three tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the preceding seven tax years generally remain subject to examination by their respective tax authorities.

NOTE 9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income (loss)	$137,180	$(22,259)	$114,522	(38,082)
Other comprehensive income (loss):
Change in fair value of derivatives	(109)	2,053	(2,091)	2,575

Total	$137,071	$(20,206)	$112,431	$(35,507)

NOTE 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Numerator:
Net income (loss)	$137,180	$(22,259)	$114,522	$(38,082)

Denominator:
Basic weighted average common shares outstanding (1)	221,008	215,688	220,470	214,785
Dilutive effect of equity award plans	3,976	—	2,496	—

Diluted weighted average common shares outstanding (1)	224,984	215,688	222,966	214,785

Basic net income (loss) per share	$0.62	$(0.10)	$0.52	$(0.18)

Diluted net income (loss) per share	$0.61	$(0.10)	$0.51	$(0.18)

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

Since PMC-Sierra had a net loss for the three and six months ended July 1, 2007, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the three and six months ended July 1, 2007, it would have included in the computed dilutive potential common shares, common stock equivalents totaling approximately 2.4 million and 1.9 million, respectively, relating to stock options, employee stock purchase plan, and restricted stock units. Common stock equivalents related to the 2.25% senior convertible notes were excluded from the diluted net income (loss) per share calculation for all periods presented because they would have been anti-dilutive.

Note 11. Contingencies

Stockholder Derivative Lawsuits

Three derivative actions have been filed against the Company, as a nominal defendant, and various current and former officers and/or directors: (1) Meissner v. Bailey, et al., Santa Clara Superior Court Case No. 1-06-CV-071329 (filed September 18, 2006); (2) Beiser v. Bailey, et al., United States District Court for the Northern District of California Case No. 5:06-CV-05330-RS (filed August 29, 2006); and (3) Barone v. Bailey, et al., United States District Court for the Northern District of California (the “Federal Court”) Case No. 4:06-CV-06473-SBA (filed October 16, 2006). On November 21, 2006, the Beiser and Barone actions were consolidated into one case. On January 18, 2007, the Santa Clara County Superior Court in California ordered that the Meissner action be stayed pending the outcome of the consolidated, federal Beiser/Barone action.

The Beiser/Barone plaintiffs generally allege that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders and that these purported breaches of fiduciary duties caused harm to the Company. The plaintiffs seek to recover damages on behalf of the Company. They also allege violations of federal securities laws. The Company is a nominal defendant, but any recovery in the litigation would be paid to the Company, rather than to its stockholders. The defendants have entered into joint defense arrangements.

The defendants moved to dismiss the Beiser/Barone action on various legal grounds including that the plaintiffs failed to state a claim and failed to plead with particularity facts establishing that a litigation demand on the board of directors of the Company would have been futile at the time they commenced the derivative lawsuit. The Federal Court dismissed the consolidated complaint on August 22, 2007 and gave plaintiffs leave to amend. The Federal Court dismissed the plaintiffs’ first amended consolidated complaint on May 8, 2008 and permitted plaintiffs leave to amend “one last time.” Defendants moved to dismiss the second amended complaint which motions will be heard on August 20, 2008.

On July 18, 2008, Ian Beiser, a named plaintiff in the Beiser/Barone action, filed a complaint in the Delaware Court of Chancery compelling the Company to permit plaintiff to inspect and make copies of the Company’s books and records. The Company intends to move to dismiss Beiser’s complaint on or before August 7, 2008. Beiser/Barone had previously filed a motion to compel production of the Company’s books and records in the Federal Court, which motion was denied on May 8, 2008.

As at June 29, 2008, the Company has not accrued costs for potential losses related to the Beiser/Barone action.

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

OVERVIEW

We generate revenues from the sale of semiconductor devices that we have designed and developed or acquired. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, 99% of our revenues in the first six months of 2008 came from parts developed or acquired in 2007 and earlier. After an individual product is released for production and announced it may take several years before that product generates any significant revenues.

Our current revenues are generated by a portfolio of more than 350 products. Our diverse product portfolio services a number of key end markets: the access area of the wide area network, where data traffic flows between homes and business to central offices of service providers; the metropolitan area of the network where high-speed communication and data transfer occurs between cities or regional areas; enterprise storage, where institutions and businesses store and access their data or enterprise networking equipment and data management such as routers, switches, and laser printers.

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

Results of Operations

Second Quarter of 2008 and 2007

Net Revenues (in millions)
	Second Quarter
	2008	2007	Change
Net revenues	$139.8	$104.7	34%

Net revenues for the second quarter of 2008 were $139.8 million compared to $104.7 million for the same period in 2007, an increase of $35.1 million, or 34%. Sales of our access-related products increased by 120% compared to the second quarter of 2007. This increase is primarily attributable to the growth in sales of our fiber-to-the-home products in Asia. Revenues generated from our enterprise markets, which are served by our storage and the microprocessor-based SOC products increased by 28% compared to the second quarter of 2007. This increase was primarily due to our storage devices in 4G Fibre Channel and 3G SAS interconnect going into production in 2008. Sales to the communications markets, which are served by our wide area network (“WAN”) infrastructure and wireless products increased by 11% from the second quarter of 2007.

The growth in our fiber-to-the-home sales was driven by an increase in shipments on a year-over-year basis as our Chinese customers delivered passive optical (“EPON”) devices to product field trials to the China market. In addition, shipments to Japan and Korea increased as carriers build out their networks. The growth in our enterprise storage sales was attributable to an increase in storage capacity upgrades and information management solutions expenditures in the second quarter of 2008. The sales of microprocessor-based SOC products increased this past quarter primarily due to increased activity in the laser printer market. Revenues from our WAN infrastructure products increased in the second quarter of 2008, compared to the same quarter in 2007. The increase was primarily attributable to changes in circumstances in how we conduct business with one of the international entities of a certain distributor to a sell-through basis, which is consistent with our revenue recognition practice for business conducted in North America with that distributor.

Gross Profit (in millions)
	Second Quarter
	2008	2007	Change
Gross profit	$90.8	$67.0	36%

Percentage of net revenues	65%	64%

Total gross profit increased $23.8 million in the second quarter of 2008 compared to the same period in 2007. Gross profit as a percentage of revenues was 65% in the second quarter of 2008 compared with 64% in the second quarter of 2007.

While product mix can influence our gross profit as a percentage of revenue from quarter to quarter, our underlying gross profit percentage in the second quarter of 2008 remained consistent with that in the second quarter of 2007 as average selling prices decreased in approximately the same proportion as decreases in manufacturing costs.

Other Costs and Expenses (in millions)
	Second Quarter
	2008	2007	Change
Research and development	$40.0	$41.6	(4)%
Percentage of net revenues	29%	40%

Selling, general and administrative	$24.2	$25.2	(4)%
Percentage of net revenues	17%	24%

Amortization of purchased intangible assets	$9.8	$9.8	—
Percentage of net revenues	7%	9%

Restructuring costs and other charges	$0.2	$3.8	(95)%
Percentage of net revenues	—	4%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses decreased $1.6 million or 4% in the second quarter of 2008 compared to the second quarter of 2007. This year over year decrease is primarily attributable to $1.1 million of lower materials costs due to reduction in photomasks and wafer expenses, and payroll-related savings of $1.3 million mainly resulting from our restructuring activities in the first quarter of 2007, partially offset by $0.8 million increase in infrastructure related expenditures for normal maintenance of equipment.

Our selling, general and administrative, or SG&A, expenses decreased by $1.0 million, or 4%, in the second quarter of 2008 compared to the second quarter of 2007. This decrease is primarily attributable to the restructuring activities undertaken in the second quarter of 2007. As a result of those activities, payroll-related costs and facilities-related costs were $1.4 million and $0.7 million lower, respectively. Professional fees were $1.2 million lower in the second quarter of 2008 compared to the second quarter of 2007 mainly due to settlement of a litigation matter in August 2007. Other SG&A costs were $2.3 million higher in the second quarter of 2008 compared to the second quarter of 2007. The primary reason for the increase is that in the second quarter of 2007, the Company received a credit of $2.2 million arising from the favorable settlement of a payroll tax matter with the United Kingdom tax authorities.

Amortization of purchased intangible assets and in-process research and development

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc., respectively. Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave in the second quarter of 2008 was $4.7 million and $5.1 million, respectively (amortization from the Storage Semiconductor Business and Passave in the second quarter of 2007 was $4.7 million and $5.1 million, respectively).

Restructuring costs and other charges

Please refer to the full description of our various restructuring activities and plans in this Management’s Discussion and Analysis under “First Six Months of 2008 and 2007”. The activity related to excess facility, contract termination, and severance accruals, under the Company’s restructuring plans during the three months ended June 29, 2008, by year of plan, were as follows:

Excess facility and contract termination costs

(in thousands)	2007	2006	2005	2001	Total
Balance at March 30, 2008	$1,857	$526	$3,235	$3,559	$9,177

Adjustments	2	2	—	8	12
New charges	—	—	—	—	—
Cash payments	(315)	(104)	(344)	(370)	(1,133)

Balance at June 29, 2008	$1,544	$424	$2,891	$3,197	$8,056

Severance costs
(in thousands)	2007
Balance at March 30, 2008	$517
Adjustments	(9)
New charges	165
Cash payments	(279)

Balance at June 29, 2008	$394

	Second Quarter
Other Income and Expenses (in millions)	2008	2007	Change
Interest income, net	$1.4	$2.5	(44)%
Percentage of net revenues	1%	2%

Foreign exchange gain (loss)	$(1.1)	$(7.9)	86%
Percentage of net revenues	(1)%	(8)%

Amortization of debt issue costs	$(0.1)	$(0.2)	50%
Percentage of net revenues	—	—

Recovery of (provision for) recovery of income taxes	$120.4	$(3.2)	3,863%
Percentage of net revenues	86%	(3)%

Interest income, net

Net interest income decreased by $1.1 million or 44% in the second quarter of 2008 compared to the second quarter of 2007 due to declining yields.

Foreign exchange loss

We have significant design presence outside the United States. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through the fourth quarter of 2008.

Our net foreign exchange loss was $1.1 million in the second quarter of 2008, which was primarily due to a $0.8 million foreign exchange loss on the revaluation of our net tax liability in a foreign jurisdiction. The revaluation of this foreign tax liability was required because of depreciation of other currencies against the United States Dollar. The foreign exchange rate between the US dollar and the currencies of countries where we have significant tax liabilities declined 2% in the second quarter of 2008 compared to the decline of 8% in the second quarter of 2007.

Amortization of debt issue costs

In connection with our repurchase of $98.0 million principal amount of our senior convertible notes in the first quarter of 2008, we expensed a portion of the unamortized debt issue costs related to the issue of these notes. As a result, our ongoing quarterly amortization expense relating to the remainder of the deferred debt issue costs has decreased from $0.2 million per quarter to $0.1 million per quarter.

Recovery of (provision for) income taxes

We recorded a recovery of income taxes of $120.4 million in the second quarter of 2008. During the quarter, one of our foreign subsidiaries settled several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits resulting in the recognition of tax benefits of $124.1 million that were previously included in the liability for unrecognized tax benefits.

First Six Months of 2008 and 2007

Net Revenues (in millions)
	First Six Months
	2008	2007	Change
Net revenues	$264.9	$208.4	27%

Net revenues for the first six months of 2008 were $264.9 million compared to $208.4 million for the same period in 2007, an increase of $56.4 million, or 27%. Revenue generated from enterprise markets, which are served by our storage and microprocessor-based SOC products increased 31% compared to the same six months a year ago. Sales of our access-related products increased by 91% compared to the same six months a year ago. This increase is primarily attributable to the growth in our fiber-to-the-home products in Asia. Sales to the communications market which are served by our WAN infrastructure and wireless products increased by 3% from the same six months a year ago.

The growth in our enterprise storage sales was attributable to an increase in storage capacity upgrades and information management solutions expenditures in the first six months of 2008. The sales of our microprocessor-based SOC products increased in the first six months of 2008 compared to the first six months of 2007 primarily due to increased activity in the laser printer market. The growth in our fiber-to-the-home sales was driven by an increase in shipments on a year-over-year basis as our Chinese customers delivered EPON devices to product field trials to the China market. In addition, shipments to Japan and Korea increased as carriers build out their networks. Revenues from our WAN infrastructure products increased in the first six months of 2008 compared to the first six months 2007. The increase was primarily attributable to changes in circumstances in how we conduct business with one of the international entities of a certain distributor to a sell-through basis, which is consistent with our revenue recognition practice for business conducted in North America with that distributor.

Gross Profit (in millions)
	First Six Months
	2008	2007	Change
Gross profit	$172.5	$133.1	30%

Percentage of net revenues	65%	64%

Total gross profit increased $39.4 million, or 30%, in the first six months of 2008 compared to the same period in 2007. Gross profit as a percentage of revenues was 65% in the first six months of 2008 compared with 64% in the first six months of 2007.

While product mix can influence our gross profit as a percentage of revenue from period to period, our underlying gross profit percentage in the first six months of 2008 remained consistent with that in the first six months of 2007 as changes in average selling price decreased in approximately the same proportion as decreases in manufacturing costs.

Operating Expenses and Charges (in millions)
	First Six Months
	2008	2007	Change
Research and development	$77.3	$86.2	(10)%
Percentage of net revenues	29%	41%

Selling, general and administrative	$48.4	$51.9	(7)%
Percentage of net revenues	18%	25%

Amortization of purchased intangible assets	$19.7	$19.7	—
Percentage of net revenues	7%	9%

Restructuring costs and other charges	$1.0	$10.7	(91)%
Percentage of net revenues	—	5%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses were $77.3 million, or $8.9 million and 10% lower in the first six months of 2008 compared to the first six months of 2007. Due to restructuring activities undertaken in the first quarter of 2007, our payroll-related costs decreased $6.7 million. Further in the first six months of 2008, we incurred $2.7 million less in materials costs due to completing fewer tapeouts than in the first six months of 2007. Partially offsetting these decreases was a $0.5 million increase in infrastructure related expenses for normal maintenance of equipment and design related software tools.

Our selling, general and administrative, or SG&A, expenses were $48.4 million, or $3.5 million, or 7% lower in the first six months of 2008 compared to the first six months of 2007. The primary reason for the net decrease in SG&A expenses is the restructuring activities undertaken in the first six months of 2007. As a result, payroll-related costs and facilities-related costs were lowered $2.7 million and $1.9 million, respectively. Professional fees were $1.8 million lower in the first six months of 2008 compared to the first six months of 2007, mainly due to settlement of a litigation matter in August 2007. Other SG&A costs were $2.9 million higher in the first six months of 2008 compared to the first six months of 2007. The primary reasons for the increase is that the Company received a credit of $2.8 million arising from the favorable settlements of both a payroll tax matter with the United Kingdom tax authorities and a capital tax refund.

Amortization of purchased intangible assets and in-process research and development

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc., respectively. Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave in the first six months of 2008 was $9.5 million and $10.2 million, respectively (amortization from the Storage Semiconductor Business and Passave in the first six months of 2007 was $9.5 million and $10.2 million, respectively).

Restructuring costs and other charges

The restructuring activities related to excess facility, contract termination, and severance accruals under these plans during the six months ended June 29, 2008 was as follows:

Excess facility and contract termination costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 30, 2007	$1,931	$589	$3,329	$3,944	$9,793

Adjustments	(8)	(17)	—	(42)	(67)
New charges	200	130	250	—	580
Cash payments	(579)	(278)	(688)	(705)	(2,250)

Balance at June 29, 2008	$1,544	$424	$2,891	$3,197	$8,056

Severance costs
(in thousands)	2007
Balance at December 30, 2007	$1,118
Adjustments	(171)
New charges	594
Cash payments	(1,147)

Balance at June 29, 2008	$394

2007

In the first quarter of 2007, we initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. We also vacated excess office space at the Santa Clara, California facility. PMC continued to rationalize costs in the fourth quarter of 2007 by reducing headcount by 18 employees primarily at the Burnaby, British Columbia facility.

To date, we have incurred $10.5 million in termination and relocation costs, $3.0 million for excess facilities and $2.5 million in asset impairment charges.

We have made payments of $11.5 million in connection with this plan. As of June 29, 2008, $0.4 million in severance costs remained to be paid and payments related to the excess facilities may extend until 2011.

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

In connection with these two activities, we have recorded $2.5 million related to excess facilities and contract termination costs, $3.0 million in severance costs and $0.2 million in asset impairment charges, to date. In 2007, we reduced our estimated severance accrual by $0.3 million and our accrual for excess facilities by $0.4 million, as we fulfilled a portion of these obligations. We have made payments of $4.1 million related to the 2006 plan. As of June 29, 2008, all severance costs have been paid and payments related to the excess facilities will extend to 2010.

2005

During 2005, we completed various restructuring activities aimed at streamlining production and reducing operating expenses. In the first quarter, we terminated 24 employees across all business functions. In the second quarter, we expanded the workforce reduction activities initiated during the first quarter and terminated 63 employees from research and development located in the Santa Clara facility. In addition, we consolidated two manufacturing facilities (Santa Clara and Burnaby) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. In the third quarter, we consolidated its facilities and vacated excess space in the Santa Clara location.

In the first quarter of 2006, we continued the workforce reduction plans initiated in 2005, primarily in our research and development group, in the Santa Clara facility.

To date, we have recorded $6.3 million for excess facilities and contract termination costs, $9.2 million for termination benefits and $0.9 million write-down of equipment and software assets whose assets were impaired as a result of this plan. In 2006, we reduced our accrual for termination benefits by $0.4 million as a portion of our obligation was fulfilled.

As of June 29, 2008, we have made payments relating to these activities of $12.7 million and all severance costs have been paid out. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, we have recorded restructuring charges of $18.3 million in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. In 2006, we reversed $2.3 million of this restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the addition of personnel that occurred with the acquisition of the Storage Semiconductor Business. We reversed an additional $0.5 million in 2007 as we completed a portion of the lease obligation at this site.

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

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, we have recorded additional provisions for abandoned office facilities totaling $3.9 million since 2004.

To date, we have made cash payments of $13.3 million and $178.1 million related to the 2003 and 2001 plans, respectively. We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on all of its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

Other Income and Expenses (in millions)
	First Six Months
	2008	2007	Change
Interest income, net	$3.6	$4.3	(16)%
Percentage of net revenues	1%	2%

Foreign exchange gain (loss)	$2.1	$(8.9)	124%
Percentage of net revenues	1%	(4%)

Gain on repurchase of senior convertible notes and amortization of debt issue costs	$1.0	$(0.5)	300%
Percentage of net revenues	—	—

Recovery of income taxes	$81.7	$2.3	3,452%
Percentage of net revenues	31%	1%

Interest income, net

Interest income was $3.6 million in the first six months of 2008 compared to $4.3 million in the first six months of 2007, a decrease of $0.7 million. This decrease is attributable primarily to lower yields earned on investments in the first six months of 2008 compared to the first six months of 2007, partially offset by a decrease in interest expense incurred on the senior convertible notes due to the partial repurchase of these notes in the first six months of 2008.

Foreign exchange gain (loss)

Our net foreign exchange gain was $2.1 million in the first six months of 2008, which was primarily due to a $2.8 million foreign exchange gain on the revaluation of our net tax liability in a foreign jurisdiction. The revaluation of this foreign tax liability was required because of depreciation of other currencies against the United States Dollar. In the first six months of 2007, our net foreign exchange loss was $8.9 million, which was primarily due to a $9.3 million foreign exchange loss on the revaluation of our net tax liability in a foreign jurisdiction.

The value of the US dollar relative to the Canadian dollar increased 2% in the first half of 2008 compared to declining 9% in the first half of 2007.

Gain on repurchase of senior convertible notes and amortization of debt issue costs

In the first three months of 2008, we repurchased $98.0 million principal amount of our senior convertible notes for $94.5 million and expensed $2.2 million of related unamortized debt issue costs and transaction costs, resulting in a net gain of $1.3 million. We expensed $0.3 million of the remaining unamortized debt issue costs in the first six months of 2008, compared to $0.5 million in the first six months of 2007.

Recovery of income taxes

We recorded a recovery of income taxes of $81.7 million in the first six months of 2008. During the first quarter of 2008, one of the Company’s foreign subsidiaries received a written communication from a tax authority pertaining to its 2000 tax year, resulting in an additional accrual of $26.5 million, including interest, as part of its liability for unrecognized tax benefits. In the second quarter of 2008, this subsidiary settled several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of tax benefits of $124.1 million that were previously included in the liability for unrecognized tax benefits.

We recorded a recovery of income taxes of $2.3 million in the first six months of 2007, including a $4.0 million tax recovery relating to the settlement of prior years’ tax credits.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1 to the condensed consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2007, which also provides commentary on our most critical accounting estimates. The following estimates are of note:

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

There were no indications of impairment to goodwill or intangible assets during the six months ended June 29, 2008. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

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

Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of PMC’s stock price. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. Our estimates of expected volatilities are based on a weighted historical and market-based implied volatilities. In order to determine the expected life of the awards, we use historical data to estimate option exercises and employee terminations; separate groups of employees that have similar historical exercise behavior, such as directors or executives, are considered separately for valuation purposes. The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data.

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

Restructuring charges—Facilities

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

For example, we have recorded charges of $3.0 million to date, relating to the restructuring of excess facilities in connection with our 2007 restructuring plan. This estimate represents 100% of the estimated future operating costs and lease obligation for the exited space.

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

During the second fiscal quarter, our liability for unrecognized tax benefits decreased by $171.6 million to $33.0 million. This substantial decrease was primarily the result of a foreign subsidiary settling several ongoing tax matters related to prior years for amounts less than were accrued as unrecognized tax benefits.

In certain jurisdictions we have incurred losses and other costs that can be applied against future taxable earnings to reduce our tax liability on those earnings. As we are uncertain of realizing the future benefit of those losses and expenditures, we have taken a valuation allowance against all domestic deferred tax assets and certain foreign deferred tax assets.

Business Outlook

We expect our revenues for the third quarter of 2008 to be in the range of $136.0 million to $141.0 million. As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders received and shipped during the same quarter, which we call our “turns business.” Our revenue outlook for the third quarter of 2008 depends in part on achieving 26% of our revenues from our turns business to reach the mid-point of the revenue range. Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate our third quarter 2008 gross margins to be approximately the same as the second quarter of 2008, inclusive of $0.3 million stock based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our third quarter 2008 operating expenses before acquisition-related costs to be approximately $63.6 million to $64.6 million including stock-based compensation expense of approximately $5.9 million. We anticipate that interest and other income in the third quarter of 2008 will be approximately $1.0 million.

In the second quarter of 2008, our Chief Executive Officer and President, Robert Bailey, retired from these positions. Gregory Lang was appointed to these roles after our report on Form 10-Q for the first quarter of 2008 was filed. Mr. Bailey is continuing as Chairman of the Board of Directors.

Liquidity & Capital Resources

Our principal source of liquidity at June 29, 2008 was our $322.3 million in cash and cash equivalents.

In the first six months of 2008, we generated $53.1 million of cash from operating activities.

Significant changes in working capital accounts included:

•	a $5.7 million increase in accounts receivable, primarily as a result of increased revenues.

•	a $3.5 million increase in inventory due primarily to stocking inventory to meet growing demand of certain products; and

•

$6.1 million of cash payments that reduced accounts payable and accrued liabilities, including $0.9 million for accrued interest relating to our senior convertible notes, and payments related to photomasks and wafer purchases.

In the first six months of 2008, cash flows from our investment activities included:

•	expenditures of $7.7 million for the purchases of property and equipment and intangible assets.

In the first six months of 2008, cash flows from our financing activities included:

•	$95.5 million, inclusive of accrued interest and transaction fees, paid to repurchase $98.0 million of our senior convertible notes at a discount; and

•	cash proceeds of $8.1 million from the issuance of common stock under our equity-based compensation plans.

As of June 29, 2008, we had cash commitments made up of the following:

(in thousands)
Contractual Obligations	Total	2008	2009	2010	2011	2012	After 2012
Operating Lease Obligations:
Minimum Rental Payments	$31,847	$6,053	$13,550	$7,468	$4,694	$74	$8
Estimated Operating Cost Payments	9,582	2,176	3,483	2,544	1,374	4	1
Long Term Debt:
Principal Repayment	127,000	—	—	—	—	—	127,000
Interest Payments	50,009	1,429	2,858	2,858	2,858	2,858	37,148
Purchase and other Obligations	15,261	4,167	9,060	2,034	—	—	—

	$233,699	$13,825	$28,951	$14,904	$8,926	$2,936	$164,157

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $13.8 million at June 29, 2008 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

We expect to use approximately $15.6 million of cash in the remainder of 2008 for capital expenditures and purchases of intellectual property.

During the first six months of 2008, we settled several ongoing tax matters with a foreign tax authority. As part of the settlement, we agreed to pay $18.0 million and utilize $31.6 million net investment tax credits. Because we settled these matters for less than we accrued as unrecognized tax benefits, we reversed $124.1 million of amounts previously accrued in accordance with FIN 48 related to these tax matters.

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

Senior Convertible Notes:

At June 29, 2008, $127.0 million of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but are registered for resale under the Securities Act of 1933.

The notes rank equal in right of payment with our other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. We may redeem all or a portion of the notes at par on and after October 20, 2012. We redeemed $98.0 million of the principal of these notes in the first quarter of 2008 at a cost of $95.5 million, including transaction fees and accrued interest. The holders may require that we repurchase the notes on October 15, 2012, 2015 and 2020, respectively.

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

Through our operations in outside the United States, we incur research and development, sales, customer support and administrative expenses in foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts on behalf of our Canadian subsidiary. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.

At June 29, 2008, we had six contracts outstanding to purchase Canadian dollars, all with maturities of less than twelve months that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $29.6 million and the contracts had a fair value of $(1.0) million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. We hedge less than twenty percent of our accruals for foreign income taxes in the ordinary course of business, and consequently in the first six months of 2008 we recorded a $2.8 million foreign exchange gain relating to this item. The revaluation of our foreign income tax liability was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, if the value of the United States dollar decreased by an additional 5% relative to foreign currencies material to our business, our income before recovery of income taxes would decrease by approximately $2.0 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three month period ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

Stockholder Derivative Lawsuits

Three derivative actions have been filed against the Company, as a nominal defendant, and various current and former officers and/or directors: (1) Meissner v. Bailey, et al., Santa Clara Superior Court Case No. 1-06-CV-071329 (filed September 18, 2006); (2) Beiser v. Bailey, et al., United States District Court for the Northern District of California (the “Federal Court”) Case No. 5:06-CV-05330-RS (filed August 29, 2006); and (3) Barone v. Bailey, et al., United States District Court for the Northern District of California Case No. 4:06-CV-06473-SBA (filed October 16, 2006). On November 21, 2006, the Beiser and Barone actions were consolidated into one case. On January 18, 2007, the Santa Clara County Superior Court in California ordered that the Meissner action be stayed pending the outcome of the consolidated, federal Beiser/Barone action.

The Beiser/Barone plaintiffs generally allege that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders and that these purported breaches of fiduciary duties caused harm to the Company. The plaintiffs seek to recover damages on behalf of the Company. They also allege violations of federal securities laws. The Company is a nominal defendant, but any recovery in the litigation would be paid to the Company, rather than to its stockholders. The defendants have entered into joint defense arrangements.

The defendants moved to dismiss the Besier/Barone action on various legal grounds including that the plaintiffs failed to state a claim and failed to plead with particularity facts establishing that a litigation demand on the board of directors of the Company would have been futile at the time they commenced the derivative lawsuit. The Federal Court dismissed the consolidated complaint on August 22, 2007 and gave plaintiffs leave to amend. The Federal Court dismissed the plaintiffs’ first amended consolidated complaint on May 8, 2008 and permitted plaintiffs leave to amend “one last time.” Defendants moved to dismiss the second amended complaint which motions will be heard on August 20, 2008.

On July 18, 2008, Ian Beiser, a plaintiff in the Beiser/Barone action, filed a complaint in the Delaware Court of Chancery compelling the Company to permit plaintiff to inspect and make copies of the Company’s books and records. The Company intends to move to dismiss Beiser’s complaint on or before August 7, 2008. Beiser/Barone had previously filed a motion to compel production of the Company’s books and records in the Federal Court, which motion was denied on May 8, 2008.

At June 29, 2008, we have not accrued costs for potential losses related to the Beiser/Barone action.

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

We rely on customer forecasts in order to estimate the appropriate levels of inventory to build and to project our future revenues. Many of our customers have numerous product lines, numerous component requirements for each product, sizeable and complex supplier structures, and typically engage contract manufacturers for additional manufacturing capacity. This complex supply chain creates several variables that make it complicated to accurately forecast our customers’ demand and accurately monitor their inventory levels of our products. If customer forecasts are not accurate, we may build too much inventory, potentially leaving us with excess and obsolete inventory, which would reduce our profit margins and adversely affect our operating results. Conversely, we may build too little inventory to meet customer demand causing us to miss revenue-generating opportunities. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties.

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

We depend on a limited number of customers for large portions of our revenues. For example, through direct, distributor and subcontractor purchases, Cisco Systems and HP Corporation have historically each accounted for more than 10% of our revenues. As at June 29, 2008, we did not have any customers that accounted for more than 10% of our revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Changes in our management may cause uncertainty, in or be disruptive to, our business.

In May 2008, Gregory Lang became our Chief Executive Officer and President upon, Robert Bailey’s retirement from these positions Mr. Bailey is continuing in the role of Chairman of the Board of Directors. We may experience transition issues among our senior management team and in our operations during the Chief Executive Officer transition, potentially leading to attrition and loss of productivity.

Changes in the political and economic climate in the countries we do business may adversely affect our operating results

We earn a substantial portion of our revenues in Asia. We conduct an increasing portion of our research and development and manufacturing activities outside North America. We procure substantially all of our wafers from Taiwan and use assemblers throughout Asia.

Given the depth of our sales and operations in Asia, we face risks that could negatively impact our results of operations, including economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods.

Our results of operations are increasingly dependent on our sales in China, which accounted for 31% of our revenues in second quarter of 2008. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business. The growth of FTTH technology in China has continued to be strong; however, a slowdown in that growth would have an adverse impact on our operating results.

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

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material effect on our income tax provision and results of operations in the period or periods in which that determination is made, and potentially to future periods as well. During the second quarter of 2008, the Company and a foreign tax authority settled a dispute pertaining to the Company’s 2000 to 2006 tax years in that jurisdiction. As a result of this settlement, we reversed $124.1 million of our FIN 48 reserve for unrecognized tax benefits.

We have applied the guidance in FIN 48 in determining our accrued liability for unrecognized tax benefits, which totals $33.0 million on a world-wide consolidated basis as at June 29, 2008. The ultimate resolution of outstanding tax matters could be for amounts in excess of our reserves established in accordance with FIN 48. Such events could have a material adverse effect on our liquidity or cash flows in the quarter in which an adjustment is recorded or the tax payment is due.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. Our accrual for foreign income taxes is partially hedged against foreign exchange gains and losses, however, we recorded a net $1.1 million foreign exchange loss on the revaluation of our income tax liability, net of deferred tax assets, in the second quarter of 2008 because of fluctuations in the United States dollar against foreign currencies. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States dollar and foreign currencies that are material to our business.

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

Acquiring products, intellectual property, technologies, and businesses from third parties is a core part of our business strategy. That strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. These challenges include integration of product lines, sales forces, customer lists and manufacturing facilities, development of expertise outside our existing business, diversion of management time and resources, possible divestitures, inventory write-offs and other charges. We also may be forced to replace key personnel who may leave our Company as a result of an acquisition. We cannot be certain that we will find suitable acquisition candidates or that we will be able to meet these challenges successfully. Acquisitions could also result in customer dissatisfaction, performance problems with the acquired company, investment, or technology, the assumption of contingent liabilities, or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in integrating any acquired businesses products or technologies and may not achieve anticipated revenues and costs benefits.

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

We depend on third parties for assembly and testing of our semiconductor products that could delay and limit our product shipments.

We depend on third parties in Asia for assembly and testing of our semiconductor products. In addition, subcontractors in Asia assemble all of our semiconductor products into a variety of packages. Raw material shortages, political and social instability, assembly and testing house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply, assembly or testing. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues. Capacity in the assembly industry has become scarce and lead times have lengthened. This could become more severe, which could in turn adversely affect our revenues. We have less control over delivery schedules, assembly processes, testing processes, quality assurances, raw material supplies, and costs than competitors that do not outsource these tasks.

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

We do not have sufficient business interruption insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could have a material adverse effect on our business. We are vulnerable to a major earthquake and other calamities. We have operations in seismically active regions in British Columbia, Canada and California, and we rely on third-party wafer fabrication and testing facilities in seismically active regions in Asia. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake in either region. We are unable to predict the effects of any such event, but the effects could be seriously harmful to our business.

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

We held our Annual Meeting of Stockholders on April 30, 2008 to elect our directors, to ratify the appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the 2008 fiscal year, to approve the 2008 Equity Plan, and to approve Stockholder Proposal to approve a Stockholder plan for performance-based options.

All nominees for directors were elected, the appointment of auditors was ratified, and the 2008 Equity Plan was approved. The Shareholder Proposal for a Stockholder Plan for performance-based options was not approved. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee	For	Withheld
Robert L. Bailey	190,737,174	1,618,197
Richard E. Belluzzo	187,632,474	4,722,897
James V. Diller, Sr.	189,445,302	2,910,069
Michael R. Farese	190,223,961	2,131,410
Jonathan J. Judge	190,223,961	2,131,684
William H. Kurtz	190,806,451	1,548,920
Frank J. Marshall	185,856,005	6,499,366

Proposal to ratify the appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the 2008 fiscal year.

For 189,142,844	Against 3,024,744	Abstain 187,783

Approval of the 2008 Equity Plan

For 110,498,079	Against 51,212,291	Abstain 147,963

Proposal for a Stockholder plan for performance-based options

For 62,206,678	Against 98,175,862	Abstain 1,475,793

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits –

• 11.1	Calculation of net income (loss) per share – included in Note 10 of the financial statements included in Item I of Part I of this Quarterly Report.

• 31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

• 31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

• 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

• 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: August 7, 2008	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and
Principal Accounting Officer