Form 10-Q
period 2008-09-28
PMC SIERRA INC
filed 2008-11-06
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 28, 2008

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

Yes  ☐    No  ☒

Common shares outstanding at October 31st, 2008 - 221,356,037

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net revenues	$139,356	$117,455	$404,235	$325,812
Cost of revenues	47,373	39,871	139,752	115,092

Gross profit	91,983	77,584	264,483	210,720
Other costs and expenses:
Research and development	39,688	35,557	116,993	121,716
Selling, general and administrative	23,565	24,124	71,954	75,993
Amortization of purchased intangible assets	9,836	9,836	29,508	29,507
Restructuring costs and other charges	(259)	1,564	785	12,244

Income (loss) from operations	19,153	6,503	45,243	(28,740)
Other income (expense):
Interest income, net	1,481	2,728	5,102	7,037
Foreign exchange gain (loss)	873	(7,052)	2,965	(15,975)
Loss on investment securities	(11,790)	—	(11,790)	—
Gain on repurchase of senior convertible notes and amortization of deferred debt issue costs	(137)	(242)	871	(726)
Recovery on investment loss	400	—	400	—

Income (loss) before recovery of (provision for) income taxes	9,980	1,937	42,791	(38,404)
(Provision for) recovery of income taxes	(4,266)	(7,877)	77,445	(5,619)

Net income (loss)	$5,714	$(5,940)	$120,236	$(44,023)

Net income (loss) per common share - basic	$0.03	$(0.03)	$0.54	$(0.20)
Net income (loss) per common share - diluted	$0.03	$(0.03)	$0.54	$(0.20)
Weighted average number of common shares used in per share calculation - basic	222,335	216,837	221,091	215,469
Weighted average number of common shares used in per share calculation - diluted	225,803	216,837	223,573	215,469

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 28, 2008	December 30, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$219,381	$364,922
Short-term investments	99,789	—
Accounts receivable, net of allowance for doubtful accounts of $1,148 (2007 - $1,768)	46,218	39,362
Inventories, net	38,361	34,246
Prepaid expenses and other current assets	11,862	16,229
Income tax receivable	167	2,365
Deferred tax assets	8,094	37

Total current assets	423,872	457,161
Goodwill	396,144	398,418
Intangible assets, net	165,435	187,126
Investment securities	19,278	—
Property and equipment, net	17,287	18,725
Investments and other assets	5,886	10,747
Deposits for wafer fabrication capacity	5,145	5,145
Deferred tax assets	2,676	54,676

	$1,035,723	$1,131,998

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$27,340	$24,011
Accrued liabilities	54,229	53,617
Deferred income taxes	2,042	2,787
Liability for unrecognized tax benefit	28,582	71,586
Accrued restructuring costs	6,940	10,911
Deferred income	13,962	13,674

Total current liabilities	133,095	176,586
Long term obligations	503	958
2.25% senior convertible notes due October 15, 2025	127,000	225,000
Deferred income taxes	16,608	23,023
Liability for unrecognized tax benefit	5,685	107,764
PMC special shares convertible into 2,045 (2007 - 2,065) shares of common stock	2,655	2,671
Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 221,311 shares issued and outstanding (2007 - 217,285)	241	237
Additional paid in capital	1,431,187	1,394,946
Accumulated other comprehensive income (loss)	(863)	1,437
Accumulated deficit	(680,388)	(800,624)

Total stockholders’ equity	750,177	595,996

	$1,035,723	$1,131,998

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net income (loss)	$120,236	$(44,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	7,333	8,677
Amortization of intangible assets	33,965	34,737
Amortization of deferred income taxes	(1,532)	(1,534)
Amortization of debt issuance costs	481	726
Stock-based compensation	19,719	27,172
Foreign exchange (gain) loss on tax liability	(3,311)	16,075
Gain on repurchase of senior convertible notes, net	(1,351)	—
(Gain) loss on disposal of property and equipment	(32)	496
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(6,856)	(4,137)
Inventories	(3,938)	3,655
Prepaid expenses and other current assets	4,972	462
Accounts payable and accrued liabilities	(22,069)	5,700
Deferred income taxes and income taxes payable	(79,718)	10,277
Accrued restructuring costs	(3,971)	223
Deferred income	288	2,154

Net cash provided by operating activities	64,216	60,660

Cash flows from investing activities:
Purchases of property and equipment	(5,406)	(5,781)
Purchase of intangible assets	(5,645)	(7,112)
Purchase of short-term investments and investment securities	(119,067)	—

Net cash used in investing activities	(130,118)	(12,893)

Cash flows from financing activity:
Repurchase of senior convertible notes	(95,491)	—
Proceeds from issuance of common stock	16,510	20,150

Net cash (used in) provided by financing activities	(78,981)	20,150

Effect of exchange rate changes on cash and cash equivalents	(658)	1,170
Net (decrease) increase in cash and cash equivalents	(145,541)	69,087
Cash and cash equivalents, beginning of the period	364,922	258,914

Cash and cash equivalents, end of the period	$219,381	$328,001

Supplemental disclosures of cash flow information:
Cash paid for interest	$808	$2,531
Cash paid for income taxes	$21,219	$1,157

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc. (the “Company” or “PMC”) designs, develops, markets and supports high-speed broadband communications semiconductors, storage semiconductors and microprocessor-based System-on-Chips (“SOC”) for metro, access, fibre-to-the-home, wireless infrastructure, storage, laser printers and customer premise equipment. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2008 will consist of 52 weeks and will end on Sunday, December 28. Fiscal 2007 consisted of 52 weeks and ended on Sunday, December 30. The first nine months of 2008 and 2007 consisted of 39 weeks.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes, including uncertain tax positions, restructuring costs, contingencies and the valuation of investments. Actual results could differ materially from these estimates.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $10.3 million and $9.8 million at September 28, 2008 and December 30, 2007, respectively) were as follows:

(in thousands)	September 28, 2008	December 30, 2007
Work-in-progress	$14,811	$13,698
Finished goods	23,550	20,548

	$38,361	$34,246

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s operations and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in net income (loss) when the hedged item affects net income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the quarter ended September 28, 2008, all hedges were designated as cash flow hedges.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 30, 2007 to September 28, 2008 and for the same period in the prior year were as follows:

	Nine Months Ended
(in thousands)	September 28, 2008	September 30, 2007
Balance, beginning of the period	$6,239	$4,331
Accrual for new warranties issued	862	1,649
Reduction for payments and product replacements	(1,369)	(403)
Adjustments related to changes in estimate of warranty accrual	358	532

Balance, end of the period	$6,090	$6,109

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

During the three and nine months ended September 28, 2008, the Company recognized $5.4 million and $19.7 million in stock-based compensation expense, respectively. Where a tax deduction for stock-based compensation was available to the Company, a valuation allowance for the related deferred tax assets was recorded.

The Company uses the straight-line method over the requisite service period for attributing stock-based compensation expense. See Note 4 for further information on stock-based compensation.

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

In December 2007, the FASB issued EITF Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about the effects of an entity’s derivative instruments and hedging activities on its financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the potential impact that SFAS 161 may have on its financial statements.

In May 2008, the FASB issued Staff Position Accounting Principles Board Opinion 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (“APB 14-1”), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under APB 14-1, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in-capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. APB 14-1 will become effective for our fiscal year beginning 2009. We are currently evaluating the impact of the adoption of APB 14-1 on our consolidated financial statements.

NOTE 2. Derivative Instruments and Hedging Activities

PMC generates revenues in U.S. dollars but incurs a portion of its operating expenses in various foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

At September 28, 2008, the Company had nine contracts outstanding to purchase Canadian dollars, all with maturities of less than twelve months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $45.2 million and the contracts had a fair value of $(1.2) million as of September 28, 2008. The loss from the ineffective portion of the hedges was not significant.

NOTE 3. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures on fair value measurements. In February 2008, the FASB issued the related FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that deferred the effective date of FAS157 for one year for non-financial assets and liabilities recorded at fair value on a non-recurring basis. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

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

Level 3 – Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS 157 and would include in Level 3 all of those whose fair value is based on significant unobservable inputs. The Company’s Level 3 assets include investments in money market funds classified in cash equivalents, short-term investments and long-term investment securities (see Note 6).

Financial assets and liabilities measured on a recurring basis as of September 28, 2008 are summarized below:

	Fair value, September 28, 2008
(in thousands)	Level 1	Level 2	Level 3
Assets:
Investment securities (1)	$41,975	$—	$260,076

Liabilities:
Forward currency contracts (2)	$—	$1,242	$—

(1)	Included in cash and cash equivalents, short-term investments and investment securities (see Note 6).

(2)	Included in accrued liabilities

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3, for the nine months ended September 28, 2008:

(in thousands)	Level 3
Balance at December 30, 2007	$—
Total balance of Reserve Funds reclassified from Level 1 to Level 3	271,866
Total realized loss included in statements of operations (see Note 6)	(11,790)

Balance at September 28, 2008	$260,076

NOTE 4. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three and nine months ended September 28, 2008 and September 30, 2007 as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cost of revenues	$233	$298	$958	$1,347
Research and development	2,424	3,805	8,807	12,472
Selling, general and administrative	2,700	4,007	9,954	13,351

Total	$5,357	$8,110	$19,719	$27,170

The Company received cash of $8.5 million and $16.5 million on the issuance of stock-based awards during the three and nine months ended September 28, 2008.

Equity Award Plans

The Company issues its common stock under the provisions of various stock award plans. Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within five to ten years and vest over four years.

In 2001, the Company simplified its plan structure. The Company currently has two option plans in place, the 1994 Incentive Stock Plan (the “1994 Plan”) and the 2001 Stock Option Plan (“2001 Plan”). The 2001 plan was created to replace a number of stock option plans the Company had assumed in connection with mergers and acquisitions completed prior to 2001. The 1994 Plan is the plan used for ongoing equity awards. The number of shares available for issuance under the (“1994 Plan”) was approved by stockholders. New stock options or other equity incentives may only be issued under the 1994 Plan and the 2001 Plan. In 2006, the Company assumed the stock option plans and all outstanding stock options of Passave, Inc. as part of the merger consideration in that business combination.

Activity under the option plans during the nine months ended September 28, 2008 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at September 28, 2008
Outstanding, December 30, 2007	27,321,505	$9.74
Granted	5,342,170	6.15
Exercised	(2,022,928)	4.59
Forfeited	(2,430,481)	10.21
Outstanding, September 28, 2008	28,210,266	9.39	6.76	$25,330,127

Exercisable, September 28, 2008	17,899,002	$10.72	5.66	$13,133,158

No adjustment was required with respect to fully vested options that expired during the three and nine months ended September 28, 2008. During the three and nine months ended September 28, 2008, adjustments of $2.1 million and $6.8 million, respectively, were recorded for pre-vesting forfeitures associated primarily with restructuring related activities carried out in 2007,

The fair value of the Company’s stock option awards granted to employees during the nine months ended September 28, 2008, was estimated using a lattice-binomial valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition in the three and nine months ended September 28, 2008 and in the three and nine months ended September 30, 2007, using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Expected life (years)	3.71	4.04	4.51	4.07
Expected volatility	56.7%	57.9%	56.7%	61.6%
Risk-free interest rate	3.1%	4.5%	2.6%	4.8%

The weighted average grant-date fair value per stock option granted during the three and nine months ended September 28, 2008, was $3.23 and $2.90 respectively, per stock option. The total intrinsic value of stock options exercised during the three and nine months ended September 28, 2008 was $3.0 million and $7.0 million, respectively.

As of September 28, 2008, there was $30.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.7 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.

A summary of RSU activity during the nine months ended September 28, 2008 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at September 28, 2008
Unvested shares at December 30, 2007	831,751	—	—
Awarded	1,200,426	—	—
Released	(128,214)	—	—
Forfeited	(102,502)	—	—

End of Period	1,801,461	2.04	$13,835,220
Restricted Stock Units vested and expected to vest September 28, 2008	1,359,049	1.88	$10,437,494

As of September 28, 2008, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSUs was $9.0 million, which is expected to be recognized over the next 3.3 years.

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

During the third quarter of 2008, 967,901 shares were issued under the ESPP at a weighted-average price of $3.92 per share. During the nine months ended September 28, 2008 1,865,784 shares were issued under the ESPP at a weighted average price of $3.92 per share. As of September 28, 2008, 8,284,156 shares were available for future issuance under the ESPP compared to 8,149,940 as at December 31, 2007.

The fair values of share purchases through the Company’s ESPP were calculated using the Black-Scholes option pricing model, applying an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Expected life (years)	1.25	1.25	1.25	1.25
Expected volatility	46.6%	50.9%	48.5%	50.0%
Risk-free interest rate	2.2%	4.4%	2.1%	4.7%

The weighted average grant-date fair value of per ESPP award granted during the three and nine months ended September 28, 2008 was $2.87 and $0.60, respectively.

As of September 28, 2008, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.6 million, which is expected to be recognized over the next 0.8 years.

NOTE 5. Restructuring costs and other charges

The activity related to excess facility, contract termination and severance accruals under the Company’s restructuring plans during the nine months ended September 28, 2008, by year of plan, were as follows:

(in thousands)	2007	2006	2005	2001	Total
Balance at December 30, 2007	$1,931	$589	$3,329	$3,944	$9,793
Adjustments	(365)	(20)	—	(555)	(940)
New charges	200	130	825	—	1,155
Cash payments	(817)	(379)	(1,023)	(1,033)	(3,252)

Balance at September 28, 2008	$949	$320	$3,131	$2,356	$6,756

Severance costs

(in thousands)	2007
Balance at December 30, 2007	$1,118
Adjustments	(161)
New charges	610
Cash payments	(1,383)

Balance at September 28, 2008	$184

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

In 2008, the Company recorded a net reduction of its accrual for excess facilities by $0.2 million, as the Company fulfilled a portion of these obligations, and made payments of $0.8 million related to the 2007 plan. To date, the Company has incurred $10.5 million in termination and relocation costs, $3.0 million for excess facilities and $2.5 million in asset impairment charges.

The Company has made payments of $11.9 million in connection with this plan. As of September 28, 2008, $0.2 million in severance costs remained to be paid, which the Company expects to disburse by June 2009, and payments related to the excess facilities may extend until 2011.

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

In connection with these two actions, the Company has recorded $2.5 million related to excess facilities and contract termination costs, $3.0 million in severance costs and $0.2 million in asset impairment charges, to date. In 2007, the Company reduced its estimated severance accrual by $0.3 million and its accrual for excess facilities by $0.4 million, as the Company fulfilled a portion of these obligations. In 2008, the Company incurred additional charges of $0.1 million related to the 2006 plan as the original assumptions regarding possible sublease of the exited facilities were not realized, and made $0.4 million cash payments relating to the 2007 plan. The Company has made payments of $4.2 million related to the 2006 plan. As of September 28, 2008, all severance costs have been paid and payments related to the excess facilities will extend to 2010.

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

In 2008, the Company recorded an additional $0.8 million for excess facilities and contract termination costs as the original assumptions regarding possible sublease of the exited facilities were not realized, and made payments of $0.8 million related to the 2005 plan.

To date, the Company has recorded $6.9 million for excess facilities and contract termination costs, $9.2 million for termination benefits and $0.9 million write-down of equipment and software assets whose assets were impaired as a result of this plan.

As of September 28, 2008, the Company has made payments relating to these activities of $13.0 million and all severance costs have been paid out. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, the Company has recorded restructuring charges of $18.3 million in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. The Company has disposed of the property improvements and computer equipment and software licenses have been cancelled or are no longer being used. The Company reversed a $0.5 million of this restructuring in 2007, as it completed a portion of the lease obligation at the Santa Clara facility.

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

In 2008, the Company reduced its accrual for excess facilities by $0.6 million, as the Company fulfilled a portion of these obligations. In 2008, the Company made payments of $1.0 million relating to the 2003 and 2001 plan.

To date, the Company has made cash payments of $12.9 million and $177.7 million related to the 2003 and 2001 plans, respectively. In 2008, the Company reduced its accrual for excess facilities by $0.5 million, as the Company fulfilled a portion of these obligations relating to the 2001 plan. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on all of its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

NOTE 6. Investment securities

At September 28, 2008, the Company had investments in money market funds of $302.1 million (December 31, 2007 - $323.8 million), comprised of bank notes, commercial paper, certificates of deposit and floating rate notes.

$260.1 million of the investments held at September 28, 2008 relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) for which the Company has outstanding redemption orders. The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008, during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) which were downgraded and have filed for Chapter 11 bankruptcy protection. The Primary Fund has received an United States Security Exchange Commission (“SEC”) order providing that the SEC will supervise the distribution of assets from the Primary Fund. The redemptions from the International Fund are subject to pending litigation which could cause further delay in any redemption of our investments.

The Company assessed the fair value of its money market funds, including by consideration of Level 2 and Level 3 inputs (see Note 3) for the Reserve Funds and their underlying securities. Based on this assessment, the Company recorded an impairment of the Reserve Funds of $11.8 million during the period ended September 28, 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share communicated by the Primary Fund subsequent to September 28, 2008.

The Company has reclassified its investment in shares of the Reserve Funds from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Reserve Funds and their underlying securities. Accordingly, the Company changed the valuation method from a market approach to an income approach.

In addition, due to the status of the Reserve Funds, the Company reclassified a portion of these shares from cash and cash equivalents to short-term investments and investment securities, based on the maturity dates of the underlying securities in the Reserve Funds.

The Company’s investment in money market funds are classified in the condensed consolidated balance sheet as follows:

(in millions)	September 28, 2008	December 30, 2007
Cash equivalents	$183.0	$323.8
Short-term investments	99.8	—
Investment securities	19.3	—

Total	$302.1	$323.8

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material. Subsequent to September 28, 2008, the Company received $32.6 million as an initial distribution from the Primary Fund.

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

During the first quarter of 2008, the Company repurchased $98.0 million principal amount of these notes for a total of $94.5 million and expensed $2.2 million of related unamortized debt issue costs and transaction costs, resulting in a net gain of $1.3 million. The Company also paid $0.8 million of accrued interest as of the repurchase dates. At September 28, 2008, $127.0 million of these notes remained outstanding and $2.2 million of unamortized debt issue costs were included in investments and other assets.

NOTE 8. Income Taxes

The Company recorded a tax provision of $4.3 million and a tax recovery of $77.4 million for the three and nine months ended September 28, 2008, respectively, and a $7.9 million tax provision and a $5.6 million tax provision for the three and nine months ended September 30, 2007, respectively.

The tax recovery recognized in the first nine months of 2008 is primarily attributable to two factors. During the first quarter of 2008, one of the Company’s foreign subsidiaries received a written communication from a tax authority pertaining to its 2000 tax year, resulting in an additional accrual of $26.5 million, including interest, as part of its liability for unrecognized tax benefits. In the second quarter of 2008, this subsidiary settled several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of tax benefits of $124.1 million that were previously included in the liability for unrecognized tax benefits. As a result of this settlement, the Company agreed to pay $18.0 million in cash and utilize $31.6 million in net investment tax credits.

As at September 28, 2008, our liability for unrecognized tax benefits on a world-wide consolidated basis was $34.3 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. in various states, local and foreign jurisdictions. The preceding three tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the preceding seven tax years generally remain subject to examination by their respective tax authorities.

NOTE 9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income (loss)	$5,714	$(5,940)	$120,236	$(44,023)
Other comprehensive income (loss):
Change in fair value of derivatives	(210)	1,330	(2,301)	3,905

Total	$5,504	$(4,610)	$117,935	$(40,118)

NOTE 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Numerator:
Net income (loss)	$5,714	$(5,940)	$120,236	$(44,023)
Denominator:
Basic weighted average common shares outstanding (1)	222,335	216,837	221,091	215,469
Dilutive effect of equity award plans	3,468	—	2,482	—
Diluted weighted average common shares outstanding (1)	225,803	216,837	223,573	215,469

Basic net income (loss) per share	$0.03	$(0.03)	$0.54	$(0.20)

Diluted net income (loss) per share	$0.03	$(0.03)	$0.54	$(0.20)

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

Since PMC-Sierra had a net loss for the three and nine months ended September 30, 2007, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the three and nine months ended September 30, 2007, it would have included in the computed dilutive potential common shares and common stock equivalents totaling approximately 2.6 million and 2.2 million, respectively, relating to stock options, employee stock purchase plan, and restricted stock units. Common stock equivalents related to the 2.25% senior convertible notes were excluded from any diluted net loss per share calculation for any of the periods presented because they would have been anti-dilutive.

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

The Beiser/Barone plaintiffs generally allege that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders in connection with improperly dating certain employee stock option grants and that these purported breaches of fiduciary duties caused harm to the Company. The plaintiffs seek to recover damages on behalf of the Company. They also allege violations of federal securities laws. The Company is a nominal defendant, but any recovery in the litigation would be paid to the Company, rather than to its stockholders. The defendants have entered into joint defense arrangements.

The defendants moved to dismiss the Beiser/Barone action on various legal grounds including that the plaintiffs failed to state a claim and failed to plead with particularity facts establishing that a litigation demand on the board of directors of the Company would have been futile at the time they commenced the derivative lawsuit. The Federal Court dismissed the consolidated complaint on August 22, 2007 and gave plaintiffs leave to amend. The Federal Court dismissed the plaintiffs’ first amended consolidated complaint on May 8, 2008 and permitted plaintiffs leave to amend “one last time.” Defendants moved to dismiss the second amended complaint which motions were to be heard on August 20, 2008.

On July 15, 2008, Ian Beiser, a named plaintiff in the Beiser/Barone action, filed a complaint in the Delaware Court of Chancery, and it was served on July 18, 2008, compelling the Company to permit plaintiff to inspect and make copies of the Company’s books and records. On August 5, 2008, the plaintiffs moved to stay the Federal Court action pending the books and records action. The Federal Court granted the motion to stay on August 13, 2008, which removed from the calendar the hearing on defendants’ motions to dismiss, previously scheduled for August 20, 2008. The matter was fully briefed on October 29, 2008. It is not yet known whether the Delaware Court of Chancery will schedule a hearing or make a decision based on the pleading and briefs.

The Company intends to move to dismiss Beiser’s complaint. Beiser/Barone had previously filed a motion to compel production of the Company’s books and records in the Federal Court, which motion was denied on May 8, 2008.

As at September 28, 2008, the Company has not accrued costs for potential losses related to the Beiser/Barone action.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures, interest income, restructuring activities, cash commitments, expenses and as to our expectation regarding distribution from certain investments.

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

OVERVIEW

We generate revenues from the sale of semiconductor devices that we have designed and developed or acquired. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, 99% of our revenues in the first nine months of 2008 came from parts developed or acquired in 2007 and earlier. After an individual product is released for production and announced it may take several years before that product generates any significant revenues.

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

Update to the Interim Condensed Consolidated Financial Statements Included in Earnings Press Release for the Third Quarter Ended September 28, 2008 Dated October 16, 2008

Based on additional information from the Reserve Funds subsequent to our earnings press release dated October 16, 2008, we recorded an impairment charge of $11.8 million, presented as loss on investment securities in the condensed consolidated statement of operations, related to shares of the Reserve Funds held at September 28, 2008. The impact of the impairment charge, net of its related tax effect, was a reduction of net income from $16.2 million to $5.7 million and a corresponding decrease in diluted earnings per share from $0.07 to $0.03 for the fiscal quarter ended September 28, 2008, compared to the amounts presented in our earnings press release. Similarly, net income for the nine month period ended September 28, 2008 was reduced from $130.7 million to $120.2 million and diluted earnings per share decreased from $0.58 to $0.54 compared to the amounts presented in our earnings press release. Further, operating cash flows for the nine month period ended September 28, 2008 changed from $76.0 million to $64.2 million compared to the amounts presented in our earnings press release.

Results of Operations

Third Quarter of 2008 and 2007

	Third Quarter
	2008	2007	Change
Net revenues	$139.4	$117.5	19%

Net revenues for the third quarter of 2008 were $139.4 million compared to $117.5 million for the same period in 2007, an increase of $21.9 million, or 19%. Revenues generated by our communications markets, which are served by our wide area network (“WAN”) infrastructure products and fibre-to-the-home products increased by 17% from the third quarter of 2007. This increase is primarily attributable to the growth of our fibre-to-the-home products in Asia. Revenues generated from our enterprise markets, which are served by our storage and microprocessor-based System-On-Chips (“SOC”) products, increased by 20% compared to the third quarter of 2007.

The growth in our fibre-to-the-home sales year-over-year was driven by an increase in shipments to our Chinese customers using passive optical (“EPON”) devices for field trials to the China market. In addition, shipments to Japan and Korea increased as carriers built out their networks. Revenues from our WAN infrastructure products also increased in the third quarter of 2008, compared to the same quarter in 2007, which was driven by recent growth in Asia and the emerging markets, in particular China. The growth in our enterprise storage sales was attributable to an increase in storage capacity upgrades and information management solutions expenditures in the third quarter of 2008. This increase was primarily due to our storage devices in 4G Fibre Channel and 3G Serial Attached SCSI (“SAS”) interconnect going into production in 2008. The sales of microprocessor-based SOC products increased this past quarter primarily due to increased activity in the laser printer market.

Gross Profit (in millions)

	Third Quarter
	2008	2007	Change
Gross profit	$92.0	$77.6	19%

Percentage of net revenues	66%	66%

Total gross profit increased $14.4 million in the third quarter of 2008 compared to the same period in 2007 and gross profit was 66% as a percentage of net revenues in both periods.

While product mix can influence our gross profit as a percentage of revenue from quarter to quarter, our underlying gross profit percentage in the third quarter of 2008 remained consistent with that in the third quarter of 2007 as average selling prices decreased in approximately the same proportion as decreases in manufacturing costs.

Other Costs and Expenses (in millions)

	Third Quarter
	2008	2007	Change
Research and development	$39.7	$35.6	12%
Percentage of net revenues	28%	30%
Selling, general and administrative	$23.6	$24.1	(2%)
Percentage of net revenues	17%	21%
Amortization of purchased intangible assets	$9.8	$9.8	—
Percentage of net revenues	7%	8%
Restructuring costs and other charges	$(0.3)	$1.6	(119%)
Percentage of net revenues	—	1%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses increased $4.1 million or 12% in the third quarter of 2008 compared to the third quarter of 2007. Total material costs, including outside consultant services, wafer and photomask costs increased by $1.6 million due to completing more tapeouts on smaller geometries in the third quarter of 2008 than in the same period of 2007. These tapeouts carry larger costs. In addition, the IBM RAID R&D programs which began in the first quarter of 2008, added additional costs in the third quarter of 2008. Payroll costs increased by $0.3 million mainly due to increased recruitment activity, which was partially offset by cost reduction activities undertaken in the first and fourth quarter of 2007. Our infrastructure related expenses also increased by $1.0 million due to increased equipment maintenance costs and design related software tools. In addition, we received a $1.2 million research and development related government grant in a foreign jurisdiction in the third quarter of 2007 and there was no such grant in 2008.

Our selling, general and administrative, or SG&A, expenses decreased by $0.5 million, or 2%, in the third quarter of 2008 compared to the third quarter of 2007. This decrease is primarily attributable to the restructuring activity undertaken in the first and fourth quarter of 2007. As a result of those activities, payroll-related costs and facilities-related costs were $0.5 million and $0.6 million lower, respectively. Partially offsetting these decreases were increases in other costs totaling $0.6 million relating to professional fees, infrastructure related expenses for equipment maintenance costs and software tools and marketing materials.

Amortization of purchased intangible assets and in-process research and development

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc., respectively. Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave in the third quarter of 2008 was $4.7 million and $5.1 million, respectively (amortization from the Storage Semiconductor Business and Passave in the third quarter of 2007 was $4.7 million and $5.1 million, respectively).

Restructuring costs and other charges

Please refer to the full description of our various restructuring activities and plans in this Management’s Discussion and Analysis under “First Nine Months of 2008 and 2007”. The activity related to excess facility, contract termination, and severance accruals, under the our restructuring plans during the three months ended September 28, 2008, by year of plan, were as follows:

(in thousands)	2007	2006	2005	2001	Total
Balance at June 29, 2008	$1,544	$424	$2,891	$3,197	$8,056
Adjustments	(357)	(3)	—	(513)	(873)
New charges	—	—	575	—	575
Cash payments	(238)	(101)	(335)	(328)	(1,002)

Balance at September 28, 2008	$949	$320	$3,131	$2,356	$6,756

Severance costs

(in thousands)	2007
Balance at June 29, 2008	$394
Adjustments	10
New charges	16
Cash payments	(236)

Balance at September 28, 2008	$184

Other income (expense)	Third Quarter
(in millions)	2008	2007	Change
Interest income, net	$1.5	$2.7	(44%)
Percentage of net revenues	1%	2%
Foreign exchange gain (loss)	$0.9	$(7.1)	113%
Percentage of net revenues	1%	(6%)
Loss on investment securities	$11.8	$—	100%
Percentage of net revenues	8%	—
Amortization of debt issue costs	$(0.1)	$(0.2)	(50%)
Percentage of net revenues	—	—
Recovery on investment loss	$0.4	$—	100%
Percentage of net revenues	—	—
Provision for income taxes	$(4.3)	$(7.9)	46%
Percentage of net revenues	(3%)	(7%)

Interest income, net

Net interest income decreased by $1.2 million or 44% in the third quarter of 2008 compared to the third quarter of 2007 due to declining investment yields.

Foreign exchange gain (loss)

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through the second quarter of 2009.

Our net foreign exchange gain was $0.9 million in the third quarter of 2008, which was primarily due to a $0.8 million foreign exchange gain on the revaluation of our net tax liability in a foreign jurisdiction. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates (see Item 3. Quantitative Disclosures About Market Risk). The revaluation of this foreign tax liability was required because of appreciation of other currencies against the United States Dollar. The foreign exchange rate between the US dollar and the currencies of countries where we have significant tax liabilities appreciated 2% in the third quarter of 2008 compared to depreciating 7% in the third quarter of 2007.

Loss on investment securities

Included in the results of the third quarter of 2008 is an $11.8 million impairment in the fair values of our investments in money market funds held by the Reserve International Liquidity Fund Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds’). For additional information, see Critical Accounting Estimates – Investment in Cash Equivalents, Short Term Investments and Investment Securities and Liquidity and Capital Resources included in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Amortization of debt issue costs

In connection with our repurchase of $98.0 million principal amount of our senior convertible notes in the first quarter of 2008, we expensed a portion of the unamortized debt issue costs related to the issuance of these notes. As a result, our ongoing quarterly amortization expense relating to the remainder of the deferred debt issue costs has decreased from $0.2 million per quarter to $0.1 million per quarter.

Provision for income taxes

We recorded a provision for income taxes of $4.3 million in the third quarter of 2008, compared to a provision for income taxes of $7.9 million in the third quarter of 2007.

First Nine Months of 2008 and 2007

Net Revenues (in millions)

	First Nine Months
	2008	2007	Change
Net revenues	$404.2	$325.8	24%

Net revenues for the first nine months of 2008 were $404.2 million compared to $325.8 million for the same period in 2007, an increase of $78.4 million, or 24%. Revenue generated from enterprise markets, which are served by our storage and microprocessor-based SOC products increased 27% compared to the same nine month period in 2007. Revenue generated from communications markets, which are served by our WAN infrastructure products and fibre-to-the-home products increased by 21% compared to the same nine month period in 2007. This increase is primarily attributable to the growth in sales in the Asian region.

The growth in our enterprise storage sales was attributable to an increase in storage capacity upgrades and information management solutions expenditures in the first nine months of 2008 compared to the first nine months of 2007. The sales of our microprocessor-based SOC products increased in the first nine months of 2008 compared to the first nine months of 2007 primarily due to increased activity in the laser printer market. The growth in our fibre-to-the-home sales in the first nine months of 2008 compared to the first nine months of 2007 was driven by an increase in shipments to our Chinese customers using EPON devices for field trials to the China market. In addition, shipments of our fibre-to-the-home products to Japan and Korea increased as carriers built out their networks. Revenues from our WAN infrastructure products increased in the first nine months of 2008 compared to the first nine months of 2007, which was driven by Asia and the emerging markets, in particular China. A portion of this increase is also attributable to changes in how we conduct business with one of the international entities of a certain distributor to a sell-through basis, which is consistent with our revenue recognition practice for business conducted in North America with that distributor.

Gross Profit (in millions)

	First Nine Months
	2008	2007	Change
Gross profit	$264.5	$210.7	26%

Percentage of net revenues	65%	65%

Total gross profit increased $53.8 million, or 26%, in the first nine months of 2008 compared to the same period in 2007. Gross profit as a percentage of revenues was 65% in the first nine months of 2008 and in the first nine months of 2007.

While product mix can influence our gross profit as a percentage of revenue from period to period, our underlying gross profit percentage in the nine months of 2008 remained consistent with that in the third quarter of 2007 as changes in average selling price decreased in approximately the same proportion as decreases in manufacturing costs.

Operating Expenses and Charges (in millions)

	First Nine Months
	2008	2007	Change
Research and development	$117.0	$121.7	(4%)
Percentage of net revenues	29%	37%
Selling, general and administrative	$72.0	$76.0	(5%)
Percentage of net revenues	18%	23%
Amortization of purchased intangible assets	$29.5	$29.5	—
Percentage of net revenues	7%	9%
Restructuring costs and other charges	$0.8	$12.2	(93%)
Percentage of net revenues	—	4%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses were $117.0 million, or $4.7 million or 4% lower in the first nine months of 2008 compared to the first nine months of 2007. Due to restructuring activities undertaken in the first quarter of 2007, our payroll-related costs decreased $5.2 million. Further in the first nine months of 2008, we incurred $1.0 million less in materials costs due to completing fewer tapeouts than in the first nine months of 2007. Partially offsetting these decreases was a $1.6 million increase in infrastructure related equipment maintenance costs and software tools.

Our selling, general and administrative, or SG&A, expenses were $72.0 million, or $4.0 million or 5% lower in the first nine months of 2008 compared to the first nine months of 2007. The primary reason for the net decrease in SG&A expenses is the restructuring activities undertaken in the third quarter of 2007. As a result, payroll-related costs and facilities-related costs were lowered $3.2 million and $2.0 million, respectively. Professional fees were $1.7 million lower in the first nine months of 2008 compared to the first nine months of 2007, mainly due to settlement of a litigation matter in August 2007. Other SG&A costs were $2.2 million higher in the first nine months of 2008 compared to the first nine months of 2007. The primary reason for the increase is that we received a credit of $2.8 million arising from the favorable settlements of both a payroll tax matter with the United Kingdom tax authorities and a capital tax refund during the first nine months of 2007.

Amortization of purchased intangible assets and in-process research and development

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc., respectively. Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave in the first nine months of 2008 was $14.2 million and $15.3 million, respectively (amortization from the Storage Semi-conductor Business and Passave in the first nine months of 2007 was $14.1 million and $15.3 million, respectively).

Restructuring costs and other charges

The restructuring activity related to excess facility, contract termination, and severance accruals under these plans during the nine months ended September 28, 2008 was as follows:

(in thousands)	2007	2006	2005	2001	Total
Balance at December 30, 2007	$1,931	$589	$3,329	$3,944	$9,793
Adjustments	(365)	(20)	—	(555)	(940)
New charges	200	130	825	—	1,155
Cash payments	(817)	(379)	(1,023)	(1,033)	(3,252)

Balance at September 28, 2008	$949	$320	$3,131	$2,356	$6,756

Severance costs

(in thousands)	2007
Balance at December 30, 2007	$1,118
Adjustments	(161)
New charges	610
Cash payments	(1,383)

Balance at September 28, 2008	$184

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

In 2008, we recorded a net reduction of our accrual for excess facilities by $0.2 million, as we fulfilled a portion of these obligations, and made payments of $0.8 million related to the 2007 plan. To date, we have incurred $10.5 million in termination and relocation costs, $3.0 million for excess facilities and $2.5 million in asset impairment charges.

We have made payments of $11.9 million in connection with this plan. As of September 28, 2008, $0.2 million in severance costs remained to be paid, which we expect to disburse by June 2009, and payments related to the excess facilities may extend until 2011.

2006

In the third quarter of 2006, we closed our Ottawa, Ontario development site in order to reduce operating expenses and the space was vacated by the end of the fourth quarter of 2006. Approximately 35 positions were eliminated, primarily from research and development, resulting in recording restructuring charges for termination benefits, relocation costs and accrual for excess facilities. We also eliminated 10 positions from research and development in our Portland, Oregon development site, resulting in restructuring charges for severance, excess facilities, contract termination costs and asset impairment.

In connection with these two actions, we recorded $2.5 million related to excess facilities and contract termination costs, $3.0 million in severance costs and $0.2 million in asset impairment charges, to date. In 2007, we reduced our estimated severance accrual by $0.3 million and our accrual for excess facilities by $0.4 million, as we fulfilled a portion of these obligations. In 2008, we incurred additional charges of $0.1 million related to the 2006 plan as the original assumptions regarding possible sublease of the exited facilities were not realized, and made $0.4 million cash payments relating to the 2007 plan. We have made payments of $4.2 million related to the 2006 plan. As of September 28, 2008, all severance costs have been paid and payments related to the excess facilities will extend to 2010.

2005

During 2005, we completed various restructuring activities aimed at streamlining production and reducing operating expenses. In the first quarter of 2005, we terminated 24 employees across all business functions. In the second quarter of 2005, we expanded the workforce reduction activities initiated during the first quarter and terminated 63 employees from research and development located in the Santa Clara facility. In addition, we consolidated two manufacturing facilities (Santa Clara and Burnaby) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. In the third quarter, we consolidated our facilities and vacated excess space in the Santa Clara location.

In the first quarter of 2006, we continued the workforce reduction plans initiated in 2005, primarily from our research and development group, in the Santa Clara facility.

In 2008, we recorded an additional $0.8 million for excess facilities and contract termination costs as the original assumptions regarding possible sublease of the exited facilities were not realized, and made payments of $0.8 million related to the 2005 plan.

To date, we have recorded $6.9 million for excess facilities and contract termination costs, $9.2 million for termination benefits and $0.9 million write-down of equipment and software assets whose assets were impaired as a result of this plan.

As of September 28, 2008, we have made payments relating to these activities of $13.0 million and all severance costs have been paid out. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, we have recorded restructuring charges of $18.3 million in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment and software licenses have been cancelled or are no longer being used. We reversed a $0.5 million of this restructuring in 2007, as we completed a portion of the lease obligation at the Santa Clara facility.

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

In 2008, we reduced our accrual for excess facilities by $0.6 million, as we fulfilled a portion of these obligations. In 2008, we made payments of $1.0 million relating to the 2003 and 2001 plan.

To date, we have made cash payments of $12.9 million and $177.7 million related to the 2003 and 2001 plans, respectively. In 2008, we reduced our accrual for excess facilities by $0.5 million, as we fulfilled a portion of these obligations relating to the 2001 plan. We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on all of the surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

Other Income and Expenses (in millions)

	First Nine Months
	2008	2007	Change
Interest income, net	$5.1	$7.0	(27%)
Percentage of net revenues	1%	2%
Foreign exchange gain (loss)	$3.0	$(16.0)	119%
Percentage of net revenues	1%	(5%)
Loss on investment securities	$11.8	$—	(100%)
Percentage of net revenues	3%	—
Gain on repurchase of senior convertible notes and amortization of debt issue costs	$0.9	$(0.7)	229%
Percentage of net revenues	—	—
Recovery on investment loss	$0.4	$—	100%
Percentage of net revenues	—	—
Recovery of (provision for) income taxes	$77.4	$(5.6)	1,482%
Percentage of net revenues	19%	(2%)

Interest income, net

Interest income was $5.1 million in the first nine months of 2008 compared to $7.0 million in the first nine months of 2007, a decrease of $1.9 million. This decrease is attributable primarily to lower yields earned on investments in the first nine months of 2008 compared to the first nine months of 2007, partially offset by a decrease in interest expense incurred on the senior convertible notes due to the partial repurchase of these notes in the first nine months of 2008.

Foreign exchange gain (loss)

Our net foreign exchange gain was $3.0 million in the first nine months of 2008, which was primarily due to a $3.5 million foreign exchange gain on the revaluation of our net tax liability in a foreign jurisdiction. The revaluation of this foreign tax liability was required because of depreciation of other currencies against the United States Dollar. In the first nine months of 2007, our foreign exchange loss was $16 million, which was primarily due to a $9.3 million foreign exchange loss on the revaluation of our net tax liability in a foreign jurisdiction.

The value of the US dollar relative to the Canadian dollar increased 5% in the first nine months of 2008 compared to declining 15% in the first nine months of 2007.

Loss on investment securities

Included in the results of the third quarter of 2008 is an impairment of $11.8 million in the fair values of our investments in money market funds held by the Reserve International Liquidity Fund Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds’). For additional information, see Critical Accounting Estimates – Investment in Cash Equivalents, Short Term Investments and Investment Securities and Liquidity and Capital Resources included in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gain on repurchase of senior convertible notes and amortization of debt issue costs

In the first three months of 2008, we repurchased $98.0 million principal amount of our senior convertible notes for $94.5 million and expensed $2.2 million of related unamortized debt issue costs and transaction costs, resulting in a net gain of $1.3 million. We expensed $0.5 million of the remaining unamortized debt issue costs in the first nine months of 2008, compared to $0.7 million in the first nine months of 2007.

Provision for income taxes

We recorded a recovery of income taxes of $77.4 million in the first nine months of 2008. During the first quarter of 2008, one of our foreign subsidiaries received a written communication from a tax authority pertaining to its 2000 tax year, resulting in an additional accrual of $26.5 million, including interest, as part of its liability for unrecognized tax benefits. In the second quarter of 2008, this subsidiary settled several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of tax benefits of $124.1 million that were previously included in the liability for unrecognized tax benefits.

We recorded a provision of income taxes of $5.6 million in the first nine months of 2007, including a $4.0 million tax recovery relating to the settlement of prior years’ tax credits.

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

There were no indications of impairment to goodwill or intangible assets during the nine months ended September 28, 2008. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

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

Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of our stock price. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. Our estimates of expected volatilities are based on a weighted historical and market-based implied volatility. In order to determine the expected life of the awards, we use historical data to estimate option exercises and employee terminations; separate groups of employees that have similar historical exercise behavior, such as directors or executives, are considered separately for valuation purposes. The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data.

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

For example, we have recorded charges of $3.0 million to date relating to the restructuring of excess facilities in connection with our 2007 restructuring plan. This estimate represents 100% of the estimated future operating costs and lease obligation for the exited space.

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

Our operations are conducted in a number of countries with complex tax legislation and regulations pertaining to our business activities. We have recorded income tax liabilities based on our estimates and interpretations of those regulations for the countries in which we operate in. However our estimates are subject to review and assessment by the tax authorities and the courts of those countries. The timing of any such review and final assessment of our liabilities by local authorities is substantially out of our control and is dependent on the actions by those authorities in the countries in which we operate. Any re-assessment or proposed adjustment of our tax liabilities by tax authorities may result in adjustments of the income taxes and the assessment of interest and penalties that we pay or refunds that are due to us.

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

Investment in Cash Equivalents, Short Term Investments and Investment Securities

Our cash equivalents, short-term investments and investment securities are comprised solely of money market funds, which include only A1 and P1 or equivalent-rated debt securities. At September 28, 2008, these securities had an estimated fair value of $302.1 million.

Beginning in the first quarter of fiscal 2008, the assessment of fair value is based on the provisions of SFAS 157. We determined the fair value of our money market funds using quoted prices from active markets, quoted prices for similar assets from third-party sources and by performing valuation analyses. In determining if and when a decline in market value below the carrying value of our money market funds is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition and other key measures for our investments. We assess impairment of our money market fund investments in accordance with FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

During the third quarter of 2008, we assessed the fair value of our money market funds including by consideration of Level 2 and Level 3 inputs in accordance with the fair value hierarchy of SFAS 157 for the Reserve Funds and their underlying securities. Based on this assessment, we recorded an impairment of the Reserve Funds of $11.8 million during the period ended September 28, 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share communicated by the Primary Fund subsequent to September 28, 2008.

We reclassified our investment in shares of the Reserve Funds from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Reserve Funds and their underlying securities. Accordingly, we changed the valuation method from a market approach to an income approach.

In addition, due to the status of the Reserve Funds, we reclassified a portion of these shares from cash and cash equivalents to short-term investments and investment securities, based on the maturity dates of the underlying securities.

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

Subsequent to September 28, 2008, we received $32.6 million as an initial distribution from the Primary Fund.

Business Outlook

We expect our revenues for the fourth quarter of 2008 to be in the range of $125.0 million to $135.0 million. As in the past, and consistent with business practice in the semiconductor industry, a significant portion of our revenues are likely to be derived from orders received and shipped during the same quarter, which we call our “turns business.” Our revenue outlook for the fourth quarter of 2008 depends in part on achieving 24% of our revenues from our turns business to reach the mid-point of the revenue range. Our quarterly revenues may vary considerably as our customers adjust to fluctuating demand for products in their markets.

We anticipate our fourth quarter 2008 gross margins to be approximately the same as the third quarter of 2008, inclusive of $0.2 million stock based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our fourth quarter 2008 operating expenses before acquisition-related costs to be approximately $62.0 million to $63.0 million including stock-based compensation expense of approximately $4.4 to $5.4 million. We anticipate that interest and other income in the fourth quarter of 2008 will be approximately $1.0 million.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, our short term investments and investment securities, as well as our outstanding senior convertible notes. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repurchase our senior convertible notes and finance working capital. The combination of cash, cash equivalents, short-term securities and investment securities at September 28, 2008 and December 30, 2007 totaled $338.4 million and $364.9 million, respectively. As of September 28, 2008 and December 30, 2007, we had $127.0 million and $225.0 million of senior convertible notes outstanding, respectively.

$260.1 million of the investments held at September 28, 2008 relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) for which we have outstanding redemption orders. The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008, during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) which were downgraded and have filed for Chapter 11 bankruptcy protection. The Primary Fund has received an U.S. Security Exchange Commission (the “SEC”) order providing that the SEC will supervise the distribution of assets from the fund. The redemptions from the International Fund are subject to pending litigation which could cause further delay in any redemption of our investments.

Our investments in money market funds are classified in the condensed consolidated balance sheet as follows:

(in millions)	September 28, 2008	December 30, 2007
Cash equivalents	$183.0	$172.1
Short-term investments	99.8	—
Investment securities	19.3	—

Total	$302.1	$172.1

We expect distributions from the Reserve Funds will occur over the following 12 months as the investments held in the Reserve Funds mature.

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

Subsequent to September 28, 2008, we received $32.6 million as an initial distribution from the Primary Fund.

See Critical Accounting Estimates – Investment in Cash Equivalents, Short Term Investments and Investment Securities for additional information.

Operating Activities - During the first nine months of fiscal 2008, we generated net positive operating cash flows of $64.2 million, which was $3.5 million higher than the $60.7 million generated in the same period in 2007. The positive cash flow from operations generated during the first nine months of 2008 was primarily from net income, but included an impairment loss of the Reserve Funds of $11.8 million, and non-cash items, which included the add back of stock based compensation expense, depreciation and amortization expense, and the net tax recovery.

Significant changes in working capital accounts in the first nine months of 2008 included:

•	a $6.8 million increase in accounts receivable, primarily as a result of increased revenues; days sales outstanding during this period were 30, compared to 32 for the comparable period in 2007.

•	a $3.9 million increase in inventory due primarily to stocking inventory to meet growing demand of certain products; and

•	$22.1 million of cash payments that reduced accounts payable and accrued liabilities, including $18.0 million payment related to settlement of a tax matter.

Investing Activities - Net cash used in investing activities of $130.1 million during the first nine months of fiscal 2008 included the reclassification of the available-for-sale securities in the Reserve Funds from cash equivalents to short-term investments and long-term investment securities of $119.1 million, $5.4 million for purchases of property, plant and equipment, and $5.6 million for purchases of intellectual property. Net cash used in investing activities of $12.8 million during the first nine months of 2007, included $5.8 million for purchases of property, plant and equipment and $7.0 million for purchases of intellectual property.

Financing activities – Net cash used in financing activities in the first nine months of fiscal 2008 included the repurchase of our senior convertible notes for $95.5 million, and proceeds from the issuance of common shares under our stock option plans of $16.5 million.

As of September 28, 2008, we had cash commitments made up of the following:

(in thousands)	Total	2008	2009	2010	2011	2012	After 2012
Contractual Obligations
Operating Lease Obligations:
Minimum Rental Payments	$29,366	$3,010	$11,240	$10,334	$4,700	$74	$8
Estimated Operating Cost Payments	9,294	1,061	4,072	2,826	1,333	1	1
Long Term Debt:
Principal Repayment	127,000	—	—	—	—	—	127,000
Interest Payments	50,009	1,429	2,858	2,858	2,858	2,858	37,148
Purchase and other Obligations	15,261	4,167	9,060	2,034	—	—	—

	$230,930	$9,667	$27,230	$18,052	$8,891	$2,933	$164,157

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $13.8 million at September 28, 2008 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

We expect to use approximately $7.5 million of cash in the remainder of 2008 for capital expenditures and purchases of intellectual property.

During the first nine months of 2008, we settled several ongoing tax matters with a foreign tax authority. As part of the settlement, we agreed to pay $18.0 million and utilize $31.6 million net investment tax credits. Because we settled these matters for less than we accrued as unrecognized tax benefits, we reversed $124.1 million of amounts previously accrued in accordance with FIN 48 related to these tax matters.

Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, capital expenditure, and remaining restructuring requirements through 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

Cash Equivalents, Short-term Investments and Investment Securities:

We regularly maintain a short and long term investment portfolio of various types of government and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than 36 months with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody’s, or A-1 or A by Standard and Poor’s, or equivalent. We classify these securities as available-for-sale and they are carried at fair market value. Our corporate policies prevent us from holding material amounts of asset-backed commercial paper.

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

Senior Convertible Notes:

At September 28, 2008, $127.0 million of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

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

Through our operations in outside the United States, we incur research and development, sales, customer support and administrative expenses in foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts on behalf of our Canadian subsidiary. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our foreign currency forward contracts failed to complete the terms of their contracts, we would purchase Canadian dollars at the spot rate as of the date the funds were required. If the counterparties to our foreign currency forward contracts that matured in the fiscal quarter ended September 28, 2008 had not fulfilled their contractual obligations and we were required to purchase Canadian dollars at the spot rate, our operating income for the third quarter would have increased $0.7 million.

At September 28, 2008, we had nine contracts outstanding to purchase Canadian dollars, all with maturities of less than twelve months that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $45.2 million and the contracts had a fair value of $(1.2) million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. We hedge less than twenty percent of our accruals for foreign income taxes in the ordinary course of business, and consequently in the first nine months of 2008 we recorded a $3.5 million foreign exchange gain relating to this item. The revaluation of our foreign income tax liability was required because of fluctuations in the value of the United States dollar against other currencies. Our operating loss would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, if the value of the United States dollar decreased by an additional 5% relative to foreign currencies material to our business, our income before recovery of income taxes would decrease by approximately $2.0 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three month period ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Beiser/Barone plaintiffs generally allege that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders in connection with improperly dating certain employee stock option grants and that these purported breaches of fiduciary duties caused harm to the Company. The plaintiffs seek to recover damages on behalf of the Company. They also allege violations of federal securities laws. The Company is a nominal defendant, but any recovery in the litigation would be paid to the Company, rather than to its stockholders. The defendants have entered into joint defense arrangements.

The defendants moved to dismiss the Beiser/Barone action on various legal grounds including that the plaintiffs failed to state a claim and failed to plead with particularity facts establishing that a litigation demand on the board of directors of the Company would have been futile at the time they commenced the derivative lawsuit. The Federal Court dismissed the consolidated complaint on August 22, 2007 and gave plaintiffs leave to amend. The Federal Court dismissed the plaintiffs’ first amended consolidated complaint on May 8, 2008 and permitted plaintiffs leave to amend “one last time.” Defendants moved to dismiss the second amended complaint which motions were to be heard on August 20, 2008.

On July 15, 2008, Ian Beiser, a named plaintiff in the Beiser/Barone action, filed a complaint in the Delaware Court of Chancery and it was served on July 18, 2008 compelling the Company to permit plaintiff to inspect and make copies of the Company’s books and records. On August 5, 2008, the plaintiffs moved to stay the Federal Court action pending the books and records action. The Federal Court granted the motion to stay on August 13, 2008, which removed from the calendar the hearing on defendants’ motions to dismiss, previously scheduled for August 20, 2008. The matter was fully briefed on October 29, 2008. It is not yet known whether the Delaware Court of Chancery will schedule a hearing or make a decision based on the pleading and briefs.

The Company intends to move to dismiss Beiser’s complaint. Beiser/Barone had previously filed a motion to compel production of the Company’s books and records in the Federal Court, which motion was denied on May 8, 2008.

As at September 28, 2008, the Company has not accrued costs for potential losses related to the Beiser/Barone action.

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

Our global growth is subject to a number of economic risks.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. We have experienced delays in redemptions of our money market funds and we have recognized a $11.8 million loss on investments securities on our shares of the Reserve Funds in the third quarter of 2008. Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

Currently these conditions have not impaired our liquidity for operational purposes. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. The current tightening of credit financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, financial strength of our customers and suppliers. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

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

We depend on a limited number of customers for large portions of our revenues. Through direct, distributor and subcontractor purchases, HP Corporation accounted for more than 10% of our revenues in the third quarter of 2008. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

In May 2008, Gregory Lang became our Chief Executive Officer and President upon Robert Bailey’s retirement from these positions Mr. Bailey is continuing in the role of Chairman of the Board of Directors. We may experience transition issues among our senior management team and in our operations during the Chief Executive Officer transition, potentially leading to attrition and loss of productivity.

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

Our results of operations are increasingly dependent on our sales in China, which accounted for 23% of our revenues in third quarter of 2008. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business. The growth of FTTH technology in China has continued to be strong; however, a slowdown in that growth would have an adverse impact on our operating results.

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

We have applied the guidance in FIN 48 in determining our accrued liability for unrecognized tax benefits, which totals $34.3 million on a world-wide consolidated basis as at September 28, 2008. The ultimate resolution of outstanding tax matters could be for amounts in excess of our reserves established in accordance with FIN 48. Such events could have a material adverse effect on our liquidity or cash flows in the quarter in which an adjustment is recorded or the tax payment is due.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. Our accrual for foreign income taxes is partially hedged against foreign exchange gains and losses, however, we recorded a net $0.9 million foreign exchange loss on the revaluation of our income tax liability, net of deferred tax assets, in the third quarter of 2008 because of fluctuations in the United States dollar against foreign currencies. Our profitability would be materially impacted by a 5% shift in the foreign exchange rates between United States dollar and foreign currencies that are material to our business.

We are exposed to the credit risk of our customers.

Many of our customers employ contract manufacturers to produce their products and manage their inventories. Many of these contract manufacturers represent greater credit risk than our OEM customers, who do not guarantee our credit receivables related to their contract manufacturers.

In addition, a significant portion of our sales flow through our distribution channel, which generally represents a higher credit risk. Should these companies encounter financial difficulties, our revenues could decrease, and collection of our significant accounts receivables with these companies or other customers would be jeopardized.

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

We depend on third parties in Asia for the assembly and the testing of our semiconductor products. In addition, subcontractors in Asia assemble all of our semiconductor products into a variety of packages. Raw material shortages, political and social instability, assembly and testing house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply, assembly or testing. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues. Capacity in the assembly industry has become scarce and lead times have lengthened. This could become more severe, which could in turn adversely affect our revenues. We have less control over delivery schedules, assembly processes, testing processes, quality assurances, raw material supplies, and costs than competitors that do not outsource these tasks.

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

PMC-SIERRA, INC. (Registrant)

Date: November 6, 2008	/s/ Michael W. Zellner
Michael W. Zellner
Vice President, Chief Financial Officer and Principal Accounting Officer