Form 10-K
period 2008-12-28
PMC SIERRA INC
filed 2009-02-26
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2008 as reported by the NASDAQ Global Market, was approximately $1.2 billion. Shares of Common Stock held by each executive officer and director and by each person known to the Registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2009, the Registrant had 222,320,797 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

PART I

ITEM 1.	Business.

OVERVIEW

PMC-Sierra, Inc. (“PMC” or the “Company”) designs, develops, markets and supports semiconductor solutions for the Enterprise Networking, Wide Area Network Infrastructure, and Access Network markets. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia. We have approximately 350 different semiconductor devices that are sold to leading equipment and design manufacturers, who in turn supply their equipment principally to service providers, carriers and enterprises globally. We provide semiconductor solutions for our customers by leveraging our intellectual property, design expertise and systems knowledge across a broad range of applications and industry protocols.

PMC was incorporated in the State of California in 1983 and reincorporated in the State of Delaware in 1997. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “PMCS”.

Our principal executive offices are located at 3975 Freedom Circle, Santa Clara, California 95054. Our internet webpage is located at www.pmc-sierra.com; however, the information accessed on or through, our webpage is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our webpage after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”).

Our fiscal year normally ends on the last Sunday of the calendar year. Fiscal years 2008, 2007 and 2006 consisted of 52 weeks. In this Annual Report on Form 10-K, “PMC-Sierra”, “PMC”, “the Company”, “us”, “our” or “we”, mean PMC-Sierra, Inc. together with our subsidiary companies.

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

These forward-looking statements apply only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described under “Factors That You Should Consider Before Investing in PMC-Sierra” and elsewhere in this Annual Report and our other filings with the SEC. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

•	business strategy;

•	sales, marketing and distribution;

•	wafer fabrication capacity;

•	competition and pricing;

•	critical accounting policies and estimates;

•	customer product inventory levels, needs and order levels;

•	demand for networking, storage and consumer equipment;

•	net revenues;

•	gross profit;

•	research and development expenses;

•	selling, general and administrative expenditures;

•	interest and other income;

•	foreign exchange rates;

•	taxation rates;

•	liquidity;

•	capital resources sufficiency;

•	restructuring activities, expenses and associated annualized savings;

•	our expectations regarding distribution from certain investments; and

•	our business outlook.

This Form 10-K should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

INDUSTRY OVERVIEW

Growth in Internet usage and digital consumer devices continues to drive demand for bandwidth and efficient networks that can manage high levels of data and video traffic. At the same time, communication service providers are seeking ways to increase their revenues by bundling and delivering a range of services to their customers in a cost-effective manner. Applications such as Voice Over Internet Protocol (“VoIP”), video-on-demand, and Internet Protocol Television (“IPTV”) are enabled by advanced technology such as third generation wireless services, network-attached storage, Fibre-To-The-Home access, and Metro Optical Transport networks. This results in increasing requirements for carriers and enterprises to upgrade and improve their network infrastructure and storage management capabilities. Enterprises, governments, corporations, small offices and home offices are expanding their networks to better capture, store and access large quantities of data, efficiently and securely.

MARKETS THAT WE SERVE

We sell our semiconductor solutions primarily into three general markets: Enterprise Networking; Wide Area Network Infrastructure; and Access Networks. The products and solutions that we sell into the Access and Wide Area Network markets are largely driven by the capital spending of service providers in the communications equipment industry. Our products and solutions that are sold into the Enterprise Networking market are driven primarily by the capital spending of corporations, enterprises, and smaller businesses. In 2008, our revenues were derived approximately 50% from the Access and Wide Area Network markets, and 50% from the Enterprise Networking market.

The general market areas that we currently serve and some typical equipment in those markets that contain our semiconductor solutions are described below. Due to the complexity of the global communications network, it is not possible to sharply delineate networking functions or markets served. In addition, many of our products may be used in multiple classes of networking equipment that are deployed across all of the market areas identified below, while some of our products have highly specialized applications. For example, our microprocessors can be used in many networking equipment applications (such as color laser printers or high-speed routers), while a single wireless infrastructure chip may only be used in one specific application (e.g., pre-distortion of power amplification for a wireless base station). In some situations, different original equipment manufacturers (“OEM’s”) might use solutions in equipment addressing more than one of the market areas noted below.

Access Networks

The Access area of the communications network encompasses both wired and wireless equipment that aggregates data traffic from enterprises and homes and transmits it to the central offices in the metropolitan area of the network. Our solutions are used in Access equipment such as aggregation and multi-service provisioning platforms, switches, and routers. One key industry protocol that helps in packaging information into formats for transportation across various networks is Internet Protocol (“IP”). As networks slowly converge over time, more data-centric and hybrid multi-service equipment is required to handle voice, video, and data services over the IP. The Access area of the network also involves the termination and distribution of separate higher speed data signals into lower speed data signals. Many of our devices that are used in wireline communications equipment can also be deployed in the transmission of wireless data from base station transceivers and base station controllers.

In Asia and some parts of North America, Passive Optical Networking (“PON”) is being deployed by carriers to facilitate higher speed access service. Instead of copper cables, fibre is deployed to the neighborhood, the multi-dwelling unit, or the residence, to increase bandwidth and improve the uploading and downloading files in both directions. The advantage of PON is that it provides high bandwidth without sensitivity to the distance between the central office and the subscriber. This technology is being widely deployed in Japan, and in China it is in the early stages as carriers in that market transition from field trials to broader commercial deployment.

Wide Area Network

The Wide Area Network portion of the communications network is primarily a fibre optic-based system that provides high-speed communications and data transfer within a city center, a metropolitan area, or a wider regional area. This portion of the network manages traffic inside its own region, and also manages traffic between the Access and Long-haul transport networks for inter-city or international transmission.

For high-capacity data communication over fibre optic systems, the standard used is Synchronous Optical Networks (“SONET”) in North America and parts of Asia, and is Synchronous Digital Hierarchy (“SDH”) in the rest of the world. In addition to using SONET/SDH to increase the bandwidth, or capacity, of their networks, many service providers are also deploying packet-based transport equipment that uses wave division multiplexing (“WDM”). Rather than transmitting a single light signal over an optical fibre, wave division multiplexing allows many different light signals (each of a different wavelength) to be transmitted simultaneously. By deploying this technique at higher transmission rates, carriers can move more signals across transmission lines.

Our products and solutions are used in networking equipment such as multi-service switches and edge routers that gather and process signals in different protocols, and then transmit them to the next destination as quickly and efficiently as possible. The next-generation equipment in networking that can efficiently handle different data protocols is often referred to as multi-service provisioning platforms that facilitate the transmission of IP packets over optical fibre. We are developing complex architectural silicon solutions to help our customers manage the increasing level of diverse traffic in the Wide Area Network.

Enterprise Networking

Our products and solutions in the Enterprise Networking market enable the high-speed interconnection of the servers, switches and storage devices that comprise these systems so that large quantities of data can be stored, managed and moved securely. Our focus in this area is developing interconnect devices and controllers for Fibre Channel, Serial Attached SCSI (“SAS”) and Serial ATA (“SATA”). We are also shipping next-generation solutions such as 8 Gbps Fibre Channel controllers for high-performance storage systems in the Storage Area Network (“SAN”) and Network Attached Storage (“NAS”) markets. We have also introduced 6 Gbps SAS/SATA controllers and expanders for the external storage market, as well as a 6 Gbps RAID-on-Chip (“ROC”) controller for the server-attached storage market.

We also provide integrated solutions for laser printers, switches, and routers that are used by enterprises and small businesses to manage their data on an inter-office and intra-office basis. In the laser printer market, we sell our standalone microprocessors and integrated system-on-chip devices primarily into the mid- to high-end and multi-function segments of that market. We also have applications for networked-attached storage for small and medium sized businesses.

OUR PRODUCTS

Most of our semiconductors can be divided into broadly defined functional categories as identified below. As with descriptions of the network, particular categories may overlap and a device may be present in more than one category. In addition, some products may integrate several different functions and therefore could be classified in one or more categories. For example, some of our products convert high-speed analog signals (“wired” or “wirelessly”) to digital signals and split or combine various transmission signals.

Controllers: rapid growth in data storage is driving a requirement for more cost-effective and larger capacity storage systems. Controller products based on Fibre Channel, SAS, and SATA enable the development of external and server-attached storage systems that meet the cost and capacity requirements of our customers.

Framers and mappers: before data can be sent to the next destination, it must be converted into a proper format for transmission in the network. For example, the framing function arranges the bits into different size formats, commonly referred to as “cell” or “packet” formats, and attaches the appropriate information to the formats to ensure they reach their destinations. In turn, this data may be inserted into other frames, such as SONET/SDH frames, for transmission across high-speed fibre optic networks.

Line interface units: these devices, also referred to as transceivers, transmit and receive signals over a physical medium such as wire, cable or fibre. The line interface unit determines the speed and timing characteristics of the signals, and may also convert them from a serial stream of data into a parallel stream before they are further processed for transmission to the next destination.

Microprocessor-based System-On-Chips (“SOCs”): these devices perform the high-speed computations that help identify and control the flow of signals and data in many different types of networking equipment used in the communications, enterprise and consumer markets. With greater demand for integration of features and functions on a single device, more system-on-chip solutions are being developed.

Packet and cell processors: these devices examine the contents of cells, or packets, and perform various management and reporting functions. For instance, a switch or router may use a packet or cell processor to determine if a signal is voice or video in order to allocate the proper amount of bandwidth for transmission.

Radio Frequency (“RF”) transceivers: the rapid growth of mobile and nomadic data services is accelerating the need for higher bandwidth RF transceivers (a.k.a. radios). These radios transmit and receive broadband signals over the air using Orthogonal Frequency-Division Multiple Access (“OFDMA”) based protocols and Multiple-Input-Multiple-Output (“MIMO”) antenna technology.

Serializers/Deserializers: these devices convert and multiplex traffic between slower speed parallel streams and higher speed serial streams. OEMs use serial streams to reduce networking equipment line connections, and parallel streams to allow them to apply lower cost traffic management technologies.

OUR BUSINESS FOCUS

The semiconductor solutions we develop are based on our knowledge of network applications, system requirements and networking protocols, and high-speed mixed-signal and system-on-chip design expertise. Our mission is to be the premier Internet infrastructure semiconductor solutions provider in the industry. To achieve this, while expanding our business profitably, we are focusing our efforts in the following five areas:

1.	Provide best-in-class products, customer service and technical support.

We work very closely with our customers to intimately understand their application and product needs. Beyond striving to deliver best-in-class products, we aim to ensure they get the best service and technical support required to assist them with their product development efforts. We have a strong history of analog, digital, mixed-signal and microprocessor expertise that allows PMC to integrate many of these functions and protocols into complex devices. We leverage our common technologies and intellectual property across a broad range of communications and storage equipment. Our OEM customers including Alcatel-Lucent, Cisco, EMC, Fujitsu, HP, Hitachi, Huawei, LSI, Mitsubishi Electric and ZTE.

2.	Expand our business in the enterprise storage systems markets.

We are broadening our product line for the external and server-attached storage markets. In addition to our Fibre Channel product line, we have high-performance interconnect devices and controllers that are based on SAS and SATA. We expect the need for faster and more complex devices will increase as next-generation storage systems are deployed. We offer controllers for server-attached storage systems for our OEM customers and we are working on a further integration of features, such as controller-based encryption, so our devices increase performance and reduce cost.

3.	Expand our business in the Access Network market.

We are working very closely with carriers and OEMs around the world to help them design and develop solutions that enable speeds of 100Mbps, 1Gbps and greater to the customer premise to provide bandwidth that is required for video on demand and IPTV. We believe PON technology is the next major step in broadband access. We are investing to maintain our leadership position in the PON market and help this new market expand across the globe.

4.	Protect and extend our position in the Wide Area Network Infrastructure market.

PMC has a strong track record in developing semiconductor solutions for the Wide Area Network portion of the market. With more data and video moving on to the network, we continue to develop new technologies that enable higher speed, lower latency, and more efficient systems for global service providers. As next-generation Optical Transport Platforms are introduced into the Metro area of the network, PMC is delivering solutions that enable this class of equipment.

5.	Continue to increase our presence in Asian markets.

We continue to strengthen our relationships and business activity with our Asian customers. In 2008, we expanded our Fibre-To-The-Home presence in Japan, China and Korea. To support these customers, we have expanded our sales, service and design center in Shanghai, China and continue to expand our technology center in Bangalore, India. Our revenues continued to increase in the Asia Pacific region in 2008, which includes China and Japan. Some of our largest customers in the People’s Republic of China include Huawei, ZTE and FiberHome. In Japan, our largest customers include Hitachi, Mitsubishi Electric, Fujitsu, Ricoh and Sumitomo Electric. Our customers in Asia are broadening their product offerings in third generation (“3G”) wireless infrastructure, metro transport, edge routing, and storage networking platforms.

SALES, MARKETING AND DISTRIBUTION

Our sales and marketing strategy is to have our products designed into our customers’ equipment by developing superior products for which we provide best-in-class service and technical support. Our marketing team is focused on developing new products and solutions that meet the needs of our customers, including OEMs and original design manufacturers. We are often involved in the early stages of design concerning our customers’ plans for new equipment. This helps us determine if our existing products can be used in their new equipment or if new devices need to be developed for the application. To assist us in our planning process, we are in regular contact with our key customers to discuss industry trends, emerging standards and ways in which we can assist in their new product requirements.

Our sales team is focused on selling and supporting our chips and chipsets for equipment providers who are in turn selling their products to service providers, enterprises, or consumers. To better match our available sales resources to market opportunities we also focus our sales and support efforts on targeted customers.

We sell our products to end customers directly and through distributors and independent manufacturers’ representatives. In 2008, less than 30% of our orders were shipped through distributors, approximately 41% were sent by us directly to contract manufacturers selected by OEMs, and the balance were sent directly to our OEM customers.

In 2008, our largest distributor was Avnet Inc., which represented our products worldwide (excluding Japan, Israel, and Taiwan). We recognize sales through Avnet on a sell-through basis, which occurs when Avnet ships our products to the end customer. In 2008, total sales shipped through Avnet worldwide were 14% of our total revenues. Our second largest distributor is Macnica Inc. Sales shipped through this distributor in 2008 were approximately 14% of our total revenues.

Our sales outside of the United States, based on customer billing location, accounted for 80%, 80% and 76% of total revenue in 2008, 2007, and 2006, respectively. Our sales to customers in Asia, including Japan and China, increased to 73% of sales in 2008 from 65% of sales in 2007 in part because many of our OEM customers increased the use of Asia-based contract manufacturers for the assembly of their products.

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

Wafer Fabrication

We manufacture our products at independent foundries using standard Complementary Metal Oxide Semiconductor (“CMOS”) process techniques. We have in the past purchased silicon wafers from which we manufacture our products from Chartered Semiconductor Manufacturing Ltd. (“Chartered”), Taiwan Semiconductor Manufacturing Corporation (“TSMC”) and United Microelectronics Corporation (“UMC”).

These independent foundries produce the wafers for our networking semiconductor products ranging in sizes from 0.18 micron to 65 nanometer. By using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing, developing and testing of new products. In addition, we avoid the fixed costs associated with owning and operating fabrication and chip assembly facilities and the costs associated with updating these facilities to manage constantly evolving process technologies.

We have supply agreements with Chartered, TSMC and UMC. Under these supply agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements. These agreements may be terminated if either party does not comply with the terms. We have a history of renewing contracts on an annual basis with our foundries, for those agreements that require renewals, and we do not anticipate any problems with renewing such agreements beyond their expiry dates.

Assembly and Test

Once our wafers are fabricated, they must be probed, or inspected, to identify which individual units, referred to as die, were properly manufactured. Most wafers that we purchase are sent directly to an outside assembly house where the die are individually cut and packaged into semiconductor devices. The individual devices are then run through various electrical, mechanical and visual tests before customer delivery. PMC has recently outsourced the remaining in-house portion of its wafer probe and final test capability to subcontract test providers.

Quality Assurance

The industries that we serve require high quality, reliable semiconductors for incorporation into their equipment. We pre-qualify each vendor, foundry, assembly and test subcontractor. Wafers supplied by outside foundries must meet our incoming quality and test standards. The testing function is performed predominantly by independent Asian and U.S. companies.

Since 2006, there has been an increase in the proportion of products being produced for PMC by turnkey application-specific integrated circuit (“ASIC”) vendors, due to PMC’s acquisitions of the Storage Semiconductor Business and Passave. Although PMC does not physically manage the bulk of this production, these products follow approved and audited flows conforming to PMC’s Quality Assurance requirements.

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

From time to time we announce new products to the public once development of the product is substantially completed, and there are no longer significant technical risks and costs to be incurred. As we have a portfolio of approximately 350 products, we do not consider any individual new product or group of products released in a year to be material, beyond our continuing development of a portfolio of products that meet our customers’ future needs.

At the end of fiscal 2008, we had design centers in the United States (California, Oregon, Pennsylvania and Minnesota), Canada (British Columbia and Quebec), Israel (Herzliya), China (Shanghai) and India (Bangalore).

Our research and development spending was $157.6 million in 2008, $159.1 million in 2007, and $158.7 million in 2006. These figures exclude in-process research and development acquired in business combinations.

BACKLOG

Our sales originate from customer purchase orders. However, our customers frequently revise order quantities and shipment schedules to reflect changes in their requirements. As of December 28, 2008, our backlog of products scheduled for shipment within three months totaled approximately $68.0 million (2007—$95.5 million). Unless our customers cancel or defer to a subsequent year a portion of this backlog, we expect this entire backlog to be filled in 2009.

Our backlog includes our backlog of shipments to direct customers, minor distributors and a portion of shipments by our major distributor to end customers. Our customers may cancel or defer backlog orders. Accordingly, we believe that our backlog at any given time is not a meaningful indicator of future long-term revenues. Backlog is a non-GAAP measure.

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

OEMs are becoming more price conscious as semiconductors sourced from third party suppliers start to comprise a larger portion of the total materials cost in OEM equipment. This price sensitivity from our customers can lead to aggressive price competition by competing suppliers that may force us to decrease our prices to win a design and therefore decrease our gross profit.

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

We compete against established peer-group semiconductor companies that focus on the communications and storage semiconductor business. These companies include Applied Micro Circuits, Broadcom, Cortina, Emulex, Exar, Infineon, Intel, LSI, Marvell, Maxim, Mindspeed, QLogic, Texas Instrument and Vitesse. Many of these companies are well financed, have significant communications semiconductor technology assets and established sales channels, and depend on the market in which we participate for the bulk of their revenues.

Over the next few years, it is possible for additional competitors to enter the market with new products, some of which may also have greater financial and other resources than us.

We are also continuing to expand into certain markets, such as the Enterprise Networking market that have established incumbents with substantial financial and other resources. Some of these incumbents derive a majority of their earnings from these markets. We expect continued strong competition in these markets.

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have a total of 269 U.S. and 86 foreign patents for circuit designs and other innovations used in the design and architecture of our products. In addition, we have 98 patent applications pending in the U.S. Patent and Trademark office. Our patents typically expire 20 years from the patent application date, with our existing patents expiring between 2009 and 2028.

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

PMC, PMC-Sierra and our logo are registered trademarks and service marks. We own other trademarks and service marks not appearing in this Annual Report. Any other trademarks used in this Annual Report are owned by other entities.

EMPLOYEES

As of December 28, 2008, we had 1,064 employees, including 632 in Research and Development, 86 in Production and Quality Assurance, 214 in Sales and Marketing and 132 in Administration. Our employees are not represented by a collective bargaining agreement and we have never experienced any related work stoppage.

ITEM 1A.	Risk Factors.

Our company is subject to a number of risks—some are normal to the fabless semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this report before investing in PMC. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

As a result of the following risks, our business, financial condition, operating results and/or liquidity could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose part or all of your investment.

Our global growth is subject to a number of economic risks.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. We have experienced delays in redemptions of our money market funds and we have recognized an $11.8 million loss on investment securities on our shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) during 2008. Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

Currently these conditions have not impaired our liquidity for operational purposes. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which may impair our liquidity in the future. The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, financial strength of our customers and suppliers. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

We are subject to rapid changes in demand for our products due to:

•	variations in our turns business;

•	short order lead time;

•	customer inventory levels;

•	production schedules; and

•	fluctuations in demand.

As a result of this uncertainty in the demand for our products, our past operating results may not be indicative of our future operating results.

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

We depend on a limited number of customers for large portions of our revenues. In 2008, we did not have any end customers that accounted for more than 10% of our revenues, although we did in the past. In 2007, through direct, distributor and subcontractor purchases, Cisco Systems and EMC Corporation each accounted for more than 10% of our revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

The loss of a key customer, or a reduction in our sales to any major customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations.

The loss of key personnel could delay us from designing new products.

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

We earn a substantial portion of our revenues in Asia. We conduct an increasing portion of our research and development and manufacturing activities outside North America. We procure substantially all of our wafers from Taiwan and use assemblers and testers throughout Asia.

Given the depth of our sales and operations in Asia, we face risks that could negatively impact our results of operations, including economic sanctions imposed by the U.S. government, imposition of tariffs and other potential trade barriers or regulations, uncertain protection for intellectual property rights and generally longer receivable collection periods. In addition, fluctuations in foreign currency exchange rates could adversely affect the revenues, net income, earnings per share and cash flow of our operations in affected markets. Similarly, fluctuations in exchange rates may affect demand for our products in foreign markets or our cost competitiveness and may adversely affect our profitability.

Our results of operations are increasingly dependent on our sales in China, which accounted for 30% of our revenues in 2008. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business. The growth of Fibre-To-The-Home technology in China has continued to be strong, however, a slowdown in that growth would have an adverse impact on our operating results.

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

Hostilities in the Middle East and India may have a significant impact on our Israeli and India subsidiaries’ ability to conduct its business.

We have research and development facilities located in Israel and India which employ approximately 170 and 69 people, respectively. A catastrophic event, such as a terrorist attack that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and our operating results.

On an on-going basis, some of our Israeli employees are periodically called into active military duty. In the event of severe hostilities breaking out, a significant number of our Israeli employees may be called into active military duty, resulting in delays in various aspects of production, including product development schedules.

Our revenues may decline if we do not maintain a competitive portfolio of products.

We are experiencing significantly greater competition in the markets in which we participate. We are expanding into markets, such as the Enterprise Networking and Access Networks markets, which may have established incumbents with substantial financial and technological resources. We expect more intense competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

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

Our products generally take between 12 and 24 months from initial conceptualization to development of a viable prototype, and another three to 18 months to be designed into our customers’ equipment and sold in production quantities. We sell products whose characteristics include evolving industry standards, short product life spans and new manufacturing and design technologies. Our products often must be redesigned because manufacturing yields on prototypes are unacceptable or customers redefine their products to meet changing industry standards or customer specifications. As a result, we develop products many years before volume production and may inaccurately anticipate our customers’ needs. Redesigning our products is expensive and may delay production of our products. Our products may become obsolete during these delays, resulting in our inability to recoup our initial investments in product development.

The final determination of our income tax liability may be materially different from our income tax provision.

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material effect on our income tax provision and results of operations in the period or periods in which that determination is made, and potentially to future periods as well. During the second quarter of 2008, one of our foreign subsidiaries settled several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of tax benefits of $124.1 million. As a result of this settlement, the Company agreed to pay $18.0 million in cash and utilize $31.6 million in investment tax credits.

We have applied the guidance in the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, (“FIN 48”) in determining our accrued liability for unrecognized tax benefits, which totaled $26.8 million on a world-wide consolidated basis as at December 28, 2008. The ultimate resolution of outstanding tax matters could be for amounts in excess of our reserves established in accordance with FIN 48. Such events could have a material adverse effect on our liquidity or cash flows in the quarter in which an adjustment is recorded or the tax payment is due.

If foreign exchange rates fluctuate significantly, our profitability may decline.

We are exposed to foreign currency rate fluctuations because a significant part of our development, test, and selling and administrative costs are incurred in foreign currencies. The U.S. dollar has fluctuated significantly compared to other foreign currencies and this trend may continue. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not eliminate, the impact of foreign currency exchange rate movements. In addition, this foreign currency risk management policy may not be effective in addressing long-term fluctuations since our contracts do not extend beyond a 12-month maturity.

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $8.2 million foreign exchange gain on the revaluation of our income tax liability, net of deferred tax assets, in 2008 because of the fluctuations in the U.S. dollar against foreign currencies. A 5% shift in the foreign exchange rates between U.S. dollar and the Canadian dollar would cause an approximately $1.2 million impact to our pre-tax net income.

We are exposed to the credit risk of some of our customers.

Many of our customers employ contract manufacturers to produce their products and manage their inventories. Many of these contract manufacturers represent greater credit risk than our OEM customers, who do not guarantee our credit receivables related to their contract manufacturers.

In addition, a significant portion of our sales flows through our distribution channel, which generally represents a higher credit risk. Should these companies encounter financial difficulties, our revenues could decrease, and collection of our significant accounts receivables with these companies or other customers could be jeopardized.

Our business strategy contemplates acquisition of other products, technologies, or businesses, which could adversely affect our operating performance.

Acquiring products, intellectual property, technologies, and businesses from third parties is a core part of our business strategy. That strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. These challenges include integration of product lines, sales forces, customer lists and manufacturing facilities, development of expertise outside our existing business, diversion of management time and resources, possible divestitures, inventory write-offs and other charges. We also may be forced to replace key personnel who may leave our Company as a result of an acquisition. We cannot be certain that we will find suitable acquisition candidates or that we will be able to meet these challenges successfully. Acquisitions could also result in customer dissatisfaction, performance problems with the acquired company, investment, or technology, the assumption of contingent liabilities, or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in integrating any acquired businesses, products or technologies and may not achieve anticipated revenues and cost benefits.

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

Although our customers, our suppliers, and we rigorously test our products, our highly complex products may contain defects or bugs. We have in the past experienced, and may in the future experience defects and bugs in our products. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products. This could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers.

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

We depend on third parties in Asia for the assembly and testing of our semiconductor products. In addition, subcontractors in Asia assemble all of our semiconductor products into a variety of packages. Raw material shortages, political and social instability, assembly and testing house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply, assembly or testing. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues. At times, capacity in the assembly industry has become scarce and lead times have lengthened. This may become more severe, which could in turn adversely affect our revenues. We have less control over delivery schedules, assembly processes, testing processes, quality assurances, raw material supplies, and costs than competitors that do not outsource these tasks.

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

To compete effectively, we must protect our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We hold numerous patents and have a number of pending patent applications. However some of our patents are expiring in 2009, which could have a negative affect on our ability to prevent competitors from duplicating certain of our products.

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

We have $68.3 million of 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier.

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

We lease properties in 23 locations worldwide totaling approximately 592,000 square feet. Approximately 33% of the space we leased was excess at December 28, 2008. Approximately 73% of the excess space has been subleased and we are actively pursuing opportunities to sublease or negotiate our exit from the remaining excess facilities.

We lease approximately 108,000 square feet in Santa Clara, California, to house our US design, engineering, sales and marketing operations.

Our Canadian operations are primarily located in Burnaby, British Columbia where we lease approximately 173,000 square feet of office space in three separate buildings. This location supports a significant portion of our product development, manufacturing, marketing, sales and testing activities.

In addition to the two major sites in Santa Clara and Burnaby, during 2008 we also operated nine additional research and development centers: two in Canada, four in the US, one in Bangalore, India, one in Herzliya, Israel and one in Shanghai, China.

We have twelve sales/operations offices located in Europe, Asia, the Caribbean and North America.

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

On December 11, 2008, the Delaware Court of Chancery heard arguments on the books and records demand and the parties are awaiting the Court’s order.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Price Information. Our Common Stock trades on the NASDAQ Global Select Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the NASDAQ Select Global Market:

Fiscal 2008	High	Low
First Quarter	$6.54	$4.36
Second Quarter	8.98	5.70
Third Quarter	9.22	6.89
Fourth Quarter	7.42	3.31

Fiscal 2007	High	Low
First Quarter	$7.40	$6.11
Second Quarter	8.15	6.94
Third Quarter	8.54	7.13
Fourth Quarter	9.75	6.54

Stockholders

To maintain consistency, the information provided above is based on the last day of the calendar quarter rather than the last day of the fiscal quarter. As of February 20, 2009 there were 1,021 holders of record of our Common Stock. On February 20, 2009, the last reported sales price of our common stock was $5.00 per share.

Dividends

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business or to fund acquisitions and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for PMC, the line-of-business index for semiconductors and related devices (SIC code 3674) furnished by Georgeson Shareholder Communications Inc., and the S&P 500 Index. The graph assumes the investment of $100 on December 31, 2003. The performance shown is not necessarily indicative of future performance.

SOURCE: GEORGESON INC.

ITEM 6.	Selected Financial Data

The following tables set forth data from our consolidated financial statements for each of the last five fiscal years.

	Year Ended
	(in thousands, except for per share data)
	December 28, 2008(1)	December 30, 2007(2)	December 31, 2006(3)	December 31, 2005(4)	December 26, 2004(5)
STATEMENT OF OPERATIONS DATA:
Net revenues	$525,075	$449,381	$424,992	$291,411	$297,383
Cost of revenues	181,642	158,297	146,456	80,963	87,542
Gross profit	343,433	291,084	278,536	210,448	209,841
Research and development	157,642	159,134	158,661	118,720	120,492
Selling, general and administrative	93,532	100,486	102,363	56,278	46,832
Amortization of purchased intangible assets	39,344	39,343	33,381	—	—
In-process research and development	—	—	35,300	—	—
Restructuring costs and other charges	824	14,837	6,119	13,833	3,520
Acquisition costs	—	—	—	—	1,212

Income (loss) from operations	52,091	(22,716)	(57,288)	21,617	37,785
Interest income, net	4,860	9,914	8,979	12,106	4,859
Foreign exchange gain (loss)	8,068	(18,486)	(109)	(3,259)	(1,295)
Gain (loss) on extinguishment of debt and amortization of debt issue costs	14,577	(968)	(968)	(1,809)	(2,233)
(Loss) gain on investments	(11,790)	—	(1,269)	1,439	9,242
Asset impairment	(4,300)	—	—	—	—
Recovery on investments	400	—	—	—	—
Recovery (provision for) of income taxes	70,017	(16,848)	(49,237)	(2,108)	3,323

Net income (loss)	$133,923	$(49,104)	$(99,892)	$27,986	$51,681

Net income (loss) per share—basic:	$0.60	$(0.23)	$(0.49)	$0.15	$0.29
Net income (loss) per share—diluted:	$0.60	$(0.23)	$(0.49)	$0.15	$0.27
Shares used in per share calculation—basic	221,659	216,330	203,470	184,098	180,353
Shares used in per share calculation—diluted	223,687	216,330	203,470	189,132	188,903

	(in thousands)
BALANCE SHEET DATA:
Working capital	$284,316	$280,575	$192,146	$565,501	$152,306
Cash, cash equivalents, and short-term investments	307,524	364,922	258,914	627,476	274,686
Long-term investment in bonds and notes	—	—	—	—	139,111
Total assets	970,318	1,131,998	1,006,557	732,949	507,024
Convertible notes	68,340	225,000	225,000	225,000	68,071
Stockholders’ equity	766,628	595,996	570,428	354,047	299,337

(1)

Results for the year ended December 28, 2008 include $1.1 million stock-based compensation expense included in Cost of revenues; $11.2 million stock-based compensation expense included in Research and development expenses; $12.5 million stock based compensation expense included in Selling, general and administrative expenses; $15.2 million Gain on repurchase of senior convertible notes, net; $8.2 million foreign exchange gain on our income tax liability; and $92.1 million net income tax recovery including $98.0 million related to the net adjustment to accrual for unrecognized tax benefits, $5.6 million deferred tax expense relating to unrealized gain on foreign exchange translation of a foreign subsidiary, $2.0 million tax adjustments based on completed tax filings and assessments, $2.3 million tax impact relating to repatriation of earnings from a foreign jurisdiction.

(2)	Results for the year ended December 30, 2007 include $1.7 million stock-based compensation expense included in Cost of revenues; $16.6 million stock-based compensation expense included in Research and development expenses; $17.1 million stock-based compensation expense, and $2.2 million reversal of an accrual for payroll-related taxes, included in Selling, general and administrative expenses; $18.2 million foreign exchange loss on our income tax liability; $4.0 million recovery of prior years’ income taxes, and $3.8 million recovery of future income taxes, offset by $13.1 million of interest relating to the liability for unrecognized tax benefit of prior years.

(3)	Results for the year ended December 31, 2006 include $8.2 million purchase accounting adjustments to inventory, $1.8 million stock-based compensation expense, and $0.8 million in additional contractor costs included in Cost of revenues; $16.2 million stock-based compensation expense included in Research and development expenses; $2.4 million for employee-related taxes; $19.9 million stock-based compensation expense and $0.2 million acquisition-related relocation expenses included in Selling, general and administrative expenses; $0.5 million foreign exchange gain on our income tax liability; $29.9 million increase in our estimated tax provision for previous years as a result of a written communication received in 2007 from a tax authority; and $7.0 million withholding and other taxes on repatriation of funds included in the provision for income taxes.

(4)	Results for the year ended December 31, 2005 include $0.9 million reversal of provision for doubtful accounts receivable included in Selling, general and administrative expenses; $6.3 million tax benefits comprised of $5.3 million excess research and development tax credits and $1.0 million recovery of prior year sales tax; and $3.4 million foreign exchange loss on an income tax liability.

(5)	Results for the year ended December 26, 2004 include $1.3 million provision for employee-related taxes included in Selling, general and administrative expenses; $5.1 million recovery of prior year taxes; $9.4 million tax recovery based on agreements and assessments with a tax authority; and $1.5 million foreign exchange loss on an income tax liability.

Quarterly Comparisons

	Quarterly Data
	(in thousands except for per share data)
	Year Ended December 28, 2008				Year Ended December 30, 2007
	Fourth(1)	Third(2)	Second(3)	First(4)	Fourth(5)	Third(6)	Second(7)	First(8)
STATEMENT OF OPERATIONS DATA:
Net revenues	$120,840	$139,356	$139,839	$125,040	$123,569	$117,455	$104,692	$103,665
Cost of revenues	41,890	47,373	49,073	43,306	43,205	39,871	37,650	37,571
Gross profit	78,950	91,983	90,766	81,734	80,364	77,584	67,042	66,094
Research and development	40,649	39,688	39,995	37,310	37,418	35,557	41,635	44,524
Selling, general and administrative	21,578	23,565	24,180	24,209	24,493	24,124	25,171	26,698
Amortization of purchased intangible assets	9,836	9,836	9,836	9,836	9,836	9,836	9,836	9,835
Restructuring costs and other charges	39	(259)	157	887	2,593	1,564	3,786	6,894

Income (loss) from operations	6,848	19,153	16,598	9,492	6,024	6,503	(13,386)	(21,857)
Gain on repurchase of senior convertible notes and amortization of debt issue costs	13,706	(137)	(136)	1,144	(242)	(242)	(242)	(242)
Asset impairment	(4,300)	—	—	—	—	—	—	—
Interest income, net	(242)	1,481	1,387	2,234	2,877	2,728	2,472	1,837
Foreign exchange gain (loss)	5,103	873	(1,066)	3,158	(2,511)	(7,052)	(7,926)	(996)
Recovery on investments	—	400	—	—	—	—	—	—
Loss on investment securities	—	(11,790)	—	—	—	—	—	—
(Provision for) recovery of income taxes	(7,428)	(4,266)	120,397	(38,686)	(11,229)	(7,877)	(3,177)	5,435

Net income (loss)	$13,687	$5,714	$137,180	$(22,658)	$(5,081)	$(5,940)	$(22,259)	$(15,823)

Net income (loss) per share—basic	$0.06	$0.03	$0.62	$(0.10)	$(0.02)	$(0.03)	$(0.10)	$(0.07)
Net income (loss) per share—diluted	$0.06	$0.03	$0.61	$(0.10)	$(0.02)	$(0.03)	$(0.10)	$(0.07)
Shares used in per share calculation—basic	223,363	222,335	221,008	219,931	218,912	216,837	215,688	213,881
Shares used in per share calculation—diluted	224,029	225,803	224,984	219,931	218,912	216,837	215,688	213,881

(1)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.4 million stock-based compensation expense included in Research and development expenses; $2.6 million stock-based compensation expense included in Selling, general and administrative expenses; $15.2 million Gain on repurchase of senior convertible notes, net; $4.5 million foreign exchange gain on our income tax liabilities; and $2.2 million net income tax effects including $5.6 million deferred tax expense relating to unrealized gain on foreign exchange translation of a foreign subsidiary, $4.3 million reversal of unrecognized tax benefits and related interest, and $1.3 million tax adjustments based on completed filings and assessments received from tax authorities.

(2)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.4 million stock-based compensation expense included in Research and development expenses; $2.7 million stock-based compensation expense included in Selling, general and administrative expenses; $0.8 million foreign exchange gain on our income tax liabilities; and $2.0 million net income tax recovery including $0.7 million tax adjustments based on completed filings and assessments received from tax authorities, and $0.3 million interest relating to unrecognized tax benefits.

(3)	Results include $0.4 million stock-based compensation expense included in Cost of revenues; $3.2 million stock-based compensation expense included in Research and development expenses; $3.7 million stock-based compensation expense included in Selling, general and administrative expenses; $0.8 million foreign exchange loss on our income tax liability; and $124.3 million related to an adjustment to the accrual for unrecognized tax benefits.

(4)	Results include $0.3 million stock-based compensation expense included in Cost of revenues; $3.2 million stock-based compensation expense included in Research and development expenses; $3.5 million stock-based compensation expense included in Selling, general and administrative expenses; $1.4 million Gain on repurchase of senior convertible notes, net; $3.6 million foreign exchange loss on our income tax liabilities; and $33.4 million income tax recovery including $30.3 million relating to the liability for unrecognized tax benefits arising in prior years and related interest, $2.3 million tax impact relating to repatriation of earnings from a foreign jurisdiction.

(5)	Results include $0.3 million stock-based compensation expense included in Cost of revenues; $4.1 million stock-based compensation expense included in Research and development expenses; $3.7 million stock-based compensation expense included in Selling, general and administrative expenses; $2.1 million foreign exchange loss on our income tax liability; and $2.5 million net income tax including $4.1 million of interest relating to the liability for unrecognized tax benefits of prior years.

(6)	Results include $0.3 million stock-based compensation expense included in Cost of revenues; $3.8 million stock-based compensation expense included in Research and development expenses; $4.0 million stock-based compensation expense included in Selling, general and administrative expenses; $6.8 million foreign exchange loss on our income tax liability; and $1.2 million employee-related taxes included in Selling, general and administrative expenses.

(7)	Results include $0.5 million stock-based compensation expense included in Cost of revenues; $4.4 million stock-based compensation expense included in Research and development expenses; $4.7 million stock-based compensation expense and $2.2 million reversal of a payroll tax accrual in a foreign jurisdiction included in Selling, general and administrative expenses; and $8.3 million foreign exchange loss on foreign tax liabilities.

(8)	Results include $0.5 million stock-based compensation expense included in Cost of revenues; $4.3 million stock-based compensation expense included in Research and Development expenses; $4.6 million stock-based compensation expense included in Selling, General and administrative expenses; $1.0 million foreign exchange loss on our income tax liability; and $6.9 million tax recovery mainly relating to $4 million income tax recovery relating to prior years.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

OVERVIEW

We generate revenues from the sale of semiconductor devices that we have designed and developed or acquired. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, 99% of our revenues in 2008 came from parts developed or acquired in 2007 and earlier. After an individual product is released for production and announced it may take several years before that product generates any significant revenues.

Our current revenues are generated by a portfolio of approximately 350 products. Our diverse product portfolio services a number of key end markets: the Enterprise Networking market which includes our products and solutions that enable the high-speed interconnection of servers, switches and storage devices that comprise these systems so that large quantities of data can be stored, managed and moved securely; the Wide Area Network Infrastructure market whereby our products and solutions are used in networking equipment such as multi-service switches and edge routers that gather and process signals in different protocols, and then transmit them from to the next destination as quickly and efficiently as possible; and the Access Networks market which encompasses both wired and wireless equipment that aggregates data traffic from enterprises and homes and transmits it to the central offices in the metropolitan area of the network.

We invest a substantial amount every year for the research and development of new semiconductor devices. We determine the amount to invest in the development of new semiconductors based on our assessment of the future market opportunities for those components, and the estimated return on investment. To compete globally we must invest in businesses and technologies that are both growing in demand and are cost competitive in the geographic markets that we serve. Going forward, we plan to continue to focus on finding innovative solutions to meet our customers’ needs while finding further operational efficiencies.

We continue to expand our storage product offerings. A leading OEM customer is expected to begin volume production of our 6 Gbps SAS 2 RAID-on-Chip in 2009. Additionally, our partnership with IBM for the joint development of RAID technology is progressing well and we expect the products developed through this partnership will provide future growth for our storage business in 2010. We continue to benefit from our acquisition of the Storage Semiconductor Business from Avago in 2006 as we incorporate Fibre Channel controllers that we acquired with the SAS disk-interconnect products that we designed. For example, follow on products include our 8 gigabit Fibre Channel controller products, which improve data access times that have been made more challenging by data consolidation through virtualization and fixed content storage. These products are backward compatible with our 4 Gbps Fibre Channel products, allowing our customers to preserve their software investments.

We continue to penetrate Asian markets with our Fibre-To-The-Home (“FTTH”) products. While our Ethernet Passive Optical Network (“EPON”) solutions are firmly entrenched in Japan, we expanded our FTTH presence into China and Korea in 2008. In China, our EPON products are gaining traction in the marketplace as some of the Chinese carriers deploy EPON field trials. In Korea, we have introduced our second generation Gigabit Passive Optical Network (“GPON”) devices which will enable carriers to incorporate triple-play GPON systems into existing equipment designs.

We are also offering customers a multi-service fibre access gateway solution with an integrated GPON interface. This product will enable carriers to expand high definition video offerings to consumers through mass deployment of higher bandwidth applications such as video picture sharing, peer-to-peer and data storage.

We are closely aligning with leading OEM customers supplying carriers who are investing in their networks to enable delivery of residential video services. We are well positioned for these network upgrade opportunities with solutions that have high data throughput and require lower power for our customers.

With regard to our communications business, we continue to see the convergence of networks and build-outs driving service provider requirements and large contracts for metro-optical transport and access equipment. We are seeing growth in demand for our access products as service providers expand their wired and wireless networks around the world.

We expect our SOC solutions to continue to penetrate the laser printer market as well as the network-attached storage market for small to medium sized businesses. We will also continue to pursue ASIC design wins with our leading OEM customers in this market.

Net Revenues ($ millions)

	2008	Change	2007	Change	2006
Net revenues	$525.1	17%	$449.4	6%	$425.0

Net revenues for 2008 increased $75.7 million, or 17%, compared to net revenues for 2007. Revenues generated from the Enterprise Networking market, which is served by our storage and microprocessor-based SOC products increased 19% compared to 2007. Revenue generated from the Wide Area Network Infrastructure (“WAN”) market remained flat. Revenues generated from the Access Networks market increased by 74%.

The growth in our Enterprise Networking market was generally attributable to an increase in storage capacity upgrades and information management solutions expenditures in the market place in 2008 compared to 2007. The sales of our microprocessor-based SOC products increased in 2008 compared to 2007 primarily due to increased activity in the laser printer market. The revenues from our Access Networks market grew due to the growth driven by sales growth in Asia and the emerging markets, particularly China. In 2008, there was an increase in shipments to our Chinese customers using Ethernet Passive Optical Network devices for field trials in the China market. In addition, shipments of our FTTH products to Japan and Korea increased as carriers continue to build out their networks.

An increase in net revenue of $4.2 million is also attributable to changes in 2007 in how we conduct business with one of the international entities of a certain distributor to a sell-through basis, which is consistent with our revenue practice for business conducted with that distributor.

Net revenues for 2007 increased $24.4 million, or 6% compared to net revenues for 2006. In 2007, the products we acquired from Passave and the Storage Semiconductor Business from Avago contributed an incremental $18.2 million to our net revenues due to full versus partial year of revenues in 2006. However, there was a year over year decrease in revenues from the acquired Storage Semiconductor Business as certain products reached their end of life. We had an 8% growth in our revenues generated from the Enterprise Networking market, which is served by our storage and microprocessor-based SOC products in 2007 when compared to 2006. Revenue generated in 2007 from the WAN Infrastructure market decreased by 12% and the revenues generated in 2007 from the Access Networks market decreased by 10% when compared to 2006. A decrease in net revenues of $4.2 is also attributable to changes in 2007 in how we conduct business with one of the international entities of a certain distributor to a sell-through basis, which is consistent with our revenue practice for business conducted with that distributor, as mentioned above.

Over the past three years, we have seen significant growth in net revenues generated in Asia. Net revenues from Asia were 73% of total net revenues in 2008, 65% of total net revenues in 2007 and 57% of total net revenues in 2006. We attribute this trend primarily to our increasing presence in the FTTH market, which is concentrated in Japan, Korea, China and Taiwan, and increased manufacturing outsourcing into Asia by our OEM customers.

Gross Profit ($ millions)

	2008	Change	2007	Change	2006
Gross profit	$343.4	18%	$291.1	5%	$278.5
Percentage of net revenues	65%		65%		66%

Total gross profit for 2008 increased by $52.3 million over gross profit in 2007. The gross profit as a percentage of revenues was approximately 65% in 2008 and 2007.

While product mix can influence our gross profit as a percentage of revenue from period to period, our underlying gross profit percentage in 2008 remained consistent with that in 2007 as changes in average selling price decreased in approximately the same proportion as decreases in manufacturing costs.

Total gross profit for 2007 increased by $12.6 million over gross profit in 2006. The acquisitions we completed in 2006 and growth in sales of our microprocessor and organic storage products had positive impacts on our gross profit, partially offset by the impact of declines in sales of our telecommunications products on gross profit.

The most significant items impacting the change in gross margin as a percentage of net revenues from 2006 to 2007 were:

•	a change in product mix away from our telecommunications products toward our storage, FTTH and SOC products, which decreased gross margin by approximately 2%;

•

in 2006, we sold inventory acquired from the Storage Semiconductor Business of Avago that was valued at its selling price, less related selling costs, as opposed to the lower manufacturing cost; there was no such expense incurred in 2007 and our gross margin increased by approximately 2% compared to 2006; and

•	the combined impact of increased obsolescence provision and royalty expense decreased gross margin by approximately 1%.

Other Costs and Expenses ($ millions)

	2008	Change	2007	Change	2006
Research and development	$157.6	(1)%	$159.1	0%	$158.7
Percentage of net revenues	30%		35%		37%

Selling, general and administrative	93.5	(7)%	100.5	(2)%	102.4
Percentage of net revenues	18%		22%		24%

Amortization of purchased intangible assets	39.3	—%	39.3	18%	33.4
Percentage of net revenues	7%		9%		8%

In-process research and development	—	—%	—	(100)%	35.3
Percentage of net revenues	—%		—%		8%

Restructuring costs and other charges	$0.8	(95)%	$14.8	143%	$6.1
Percentage of net revenues	—%		3%		1%

Research and Development Expenses

Our research and development (“R&D”), expenses were $157.6 million, or $1.5 million and 1% lower in 2008 compared to 2007. Due to restructuring activities undertaken in the first quarter of 2007, our payroll-related costs decreased $5.9 million. Offsetting these decreases, we incurred $0.8 million in higher materials costs, including higher outside consultant services due to completing more tapeouts on smaller geometries in 2008 compared to 2007, as well, the IBM RAID R&D programs which began in first quarter of 2008, added additional costs in 2008. In addition, there was a $1.9 million increase in infrastructure related expenses due to normal maintenance of equipment and design related software tools, $1.7 million increase in the amortization of purchased intangibles mainly due to increased tools relating to the IBM RAID project and an increase of $0.1 million in other costs.

Our R&D expenses were flat in 2007 compared to 2006. Payroll costs increased by approximately $0.3 million due to an increase in stock based compensation expense. Office and facilities costs increased by $0.8 million due to supporting our Israel R&D facility for a full year in 2007 compared to seven months in 2006, and operating our Shanghai R&D facility that opened in 2007. These increases were partially offset by $0.6 million in lower material costs.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses were $7.0 million, or 7% lower in 2008 compared to 2007. The primary reason for the net decrease in SG&A expenses is the restructuring activities undertaken in the first quarter of 2007. As a result, payroll-related costs and facilities-related costs were lower by $4.9 million and $2.5 million, respectively. Professional fees were $2.1 million lower in 2008 compared to 2007, mainly due to settlement of a litigation matter in August 2007. Other SG&A costs were $2.5 million higher in 2008 compared to 2007. The primary reasons for the increase were that in 2007 we received a credit of $2.8 million arising from the favorable settlements of both a payroll tax matter with the United Kingdom tax authorities and a capital tax refund.

Our SG&A expenses were lower by $1.9 million, or 2%, in 2007 compared to 2006.

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

While we incurred increased payroll-related costs during the year due to the significant increase in the Canadian dollar relative to the U.S. dollar, this was offset by decreases in our stock-based compensation expense.

Amortization of purchased intangible assets and in-process research and development

Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave was $18.9 million and $20.4 million, respectively, for 2008.

Passave

A portion of the purchase price for Passave was allocated to in-process research and development (“IPR&D”) projects and was expensed in the second quarter of 2006 because technological feasibility had not been established and no future alternative uses existed. Projects acquired from Passave included EPON, and Analog Front End (“AFE”) products, which are based on technology that provides a low-cost method of deploying optical access lines between a carrier’s central office and a customer site and which provide further enhancements and functionality to the existing EPON series, and GPON products, which are more complex and support multiple protocols and provide further enhancements to the GPON series.

At the acquisition date of Passave, early revisions of the AFE products were in the final stage of testing and had been sent out to be manufactured or taped out, with estimated costs to complete of approximately

$0.4 million. At the end of the second quarter of 2007, production testing on AFE products was complete with costs in line with expectations, and no further development efforts were required. The EPON products are also complete and released to production, with no additional costs required to complete. By the end of the third quarter of 2007, the EPON products were shipping to customers.

GPON products were in the early design and prototype stages at acquisition, with estimated costs to complete of approximately $4.5 million at the acquisition date. With costs incurred in line with expectations, we are now shipping these products to customers. Another product was incorporated with other PMC technology and was completed in 2008. This product has earned several design wins, with shipments expected to begin in 2009.

Storage Semiconductor Business

A portion of the purchase price for the Storage Semiconductor Business was allocated to IPR&D projects and was expensed in the first quarter of 2006 because technological feasibility had not been established and no future alternative uses existed. Projects acquired and expensed include three next-generation Tachyon storage protocol products.

At the acquisition date, two of the next-generation Tachyon products had been taped out, with estimated costs to complete of approximately $0.8 million. These products are now in production, with costs incurred in line with expectations.

The third next-generation Tachyon product and a multi-protocol storage controller were in the early design stage at acquisition, with estimated costs to complete of approximately $10 million. We expect the third next-generation Tachyon product to ship in production volumes in 2009. By the end of the first quarter of 2006, the multi-protocol storage controller product was in the development stage, and based on feedback from our customers, we re-directed our design resources from this project to the ROC controller for the server-attached storage market, and the 8 Gbps Fibre Channel controllers for high-performance storage systems in the SAN and NAS markets, which went into production in 2009.

Restructuring Costs and Other Charges

The activity related to excess facility and severance accruals under our restructuring plans during the three years ended December 28, 2008, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2005	$—	$—	$4,871	$3,011	$6,866	$14,748

Reversals and adjustments	—	—	776	(2,300)	776	(748)
New charges	—	2,338	—	—	—	2,338
Cash payments	—	(227)	(1,379)	(162)	(2,546)	(4,314)

Balance at December 31, 2006	—	2,111	4,268	549	5,096	12,024

Reversals and adjustments	23	(441)	—	(549)	128	(839)
New charges	2,768	—	450	—	850	4,068
Cash payments	(860)	(1,081)	(1,389)	—	(2,130)	(5,460)

Balance at December 30, 2007	1,931	589	3,329	—	3,944	9,793

Reversals and adjustments	(393)	(51)	—	—	(747)	(1,191)
New charges	230	130	1,085	—	—	1,445
Cash payments	(938)	(490)	(1,366)	—	(1,322)	(4,116)

Balance at December 28, 2008	$830	$178	$3,048	$—	$1,875	$5,931

Severance costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2005	$—	$—	$485	$—	$—	$485

Reversals and adjustments	—	—	(350)	—	—	(350)
New charges	—	2,968	1,562	—	—	4,530
Cash payments	—	(2,432)	(1,600)	—	—	(4,032)

Balance at December 31, 2006	—	536	97	—	—	633

Reversals and adjustments	144	(409)	(59)	—	—	(324)
New charges	9,863	—	—	—	—	9,863
Cash payments	(8,889)	(127)	(38)	—	—	(9,054)

Balance at December 30, 2007	1,118	—	—	—	—	1,118

Reversals and adjustments	(378)	—	—	—	—	(378)
New charges	696	—	—	—	—	696
Cash payments	(1,429)	—	—	—	—	(1,429)

Balance at December 28, 2008	$7	$—	$—	$—	$—	$7

2007

In the first quarter of 2007, we initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. We also vacated excess office space at our Santa Clara facility. PMC continued to rationalize costs in the fourth quarter of 2007 by reducing headcount by 18 employees primarily at the Burnaby facility.

In 2008, we recorded a net reduction of our accrual for excess facilities by $0.2 million, as we fulfilled a portion of these obligations and made payments of $0.9 million related to the 2007 plan. To date, we have incurred $10.3 million in termination and relocation costs, $2.6 million for excess facilities and contract termination cost and $2.6 million in asset impairment charges.

We have made payments of $12.1 million in connection with this plan. As of December 30, 2008, $7 thousand in severance costs remained to be paid and payments related to the excess facilities may extend until 2011.

We initially expected to save approximately $16 million in payroll-related costs on an annualized basis. We achieved the prorated portion of these expected cost savings in 2008. We continued to contain costs in accordance with our 2007 restructuring plan, however, we also initiated new R&D programs in 2008 which resulted in increases in payroll-related costs of approximately $4.9 million that partially offset the cost savings anticipated by the 2007 restructuring plan.

2006

In the third quarter of 2006, we closed our Ottawa development site in order to reduce operating expenses and the space was vacated by the end of the fourth quarter of 2006. Approximately 35 positions were eliminated, primarily from research and development, resulting in one-time termination benefit and relocation costs of $2.2 million, and $2.0 million for excess facilities. We also eliminated ten positions from research and development in our Portland development site, resulting in restructuring charges of $1.4 million, comprised of $0.8 million in severance, $0.3 million for excess facilities, $0.1 million for contract termination and $0.2 million in asset impairment.

In 2008, we recorded a net addition accrual of $0.1 million for our excess facilities, as the original assumptions regarding possible sublease of the exited facilities were not realized, and made payments of $0.5 million related to the 2006 plan.

To date, we have made payments relating to these activities of $4.4 million. As of December 28, 2008, all severance costs have been paid. Payments related to the excess facilities will extend to 2010.

2005

During 2005, we completed various restructuring activities aimed at streamlining production and reducing operating expenses. In the first quarter of 2005, we recorded restructuring charges of $0.9 million in severance costs related to the termination of 24 employees across all business functions. In the second quarter of 2005, we expanded the workforce reduction activities initiated during the first quarter and terminated 63 employees from research and development located in the Santa Clara facility. In addition, we consolidated two manufacturing facilities (Santa Clara, California and Burnaby, British Columbia) into one facility (Burnaby), which involved the termination of 26 employees from production control, quality assurance, and product engineering. As a result, we recorded total second quarter restructuring charges of $7.6 million, including $6.7 million for termination benefits and a $0.9 million write-down of equipment and software assets whose value was impaired as a result of these plans. In the third quarter of 2005, we consolidated our facilities and vacated excess office space in the Santa Clara location, and recorded a restructuring charge of $5.3 million for excess facilities and an additional $0.1 million in severance costs.

In the first quarter of 2006, we continued the workforce reduction plans initiated in 2005 and recorded $1.6 million in restructuring charges related to the termination of 19 employees, primarily from research and development, in the Santa Clara facility. During the third quarter of 2006, we reduced our estimated severance accrual related to the 2005 workforce reduction activities by $0.4 million, and increased the accrual for excess facilities related to the 2005 restructuring by $0.8 million. We further increased our accrual for excess facilities by $0.5 million in the fourth quarter of 2007. In 2008, we recorded an additional accrual for excess facilities of $1.1 million, as the original assumptions regarding possible sublease of the exited facilities were not realized, and made payments of $1.4 million related to the 2005 plan.

To date, we have made payments relating to these activities of $13.4 million. As of December 28, 2008, all severance costs have been paid. Payments related to the excess facilities will extend to 2011.

2003 and 2001

In 2003 and 2001, we implemented three restructuring plans aimed at focusing development efforts on key projects and reducing operating costs in response to the severe and prolonged economic downturn in the semiconductor industry. Our assessment of the market demand for our products and the development efforts necessary to meet this demand, were key factors in the decisions to implement these restructuring plans. As end markets for our products had contracted, certain projects were curtailed in an effort to cut costs. Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during these periods.

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, we have recorded restructuring charges of $18.3 million in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. We have disposed of the property improvements and computer equipment, and software licenses that have been cancelled or that are no longer being used. In 2006, we reversed $2.3 million of this restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the addition of personnel that occurred with the acquisition of the Storage Semiconductor Business. We reversed a further $0.5 million in 2007, as we completed a portion of the lease obligation at this site.

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

In the first quarter of 2001, we recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, we recorded additional provisions for abandoned office facilities of $2.2 million in the fourth quarter of 2004, $0.8 million in the third quarter of 2006 and $0.9 million in the fourth quarter of 2007. In 2008, we recorded a net reduction of our accrual for excess facilities of $0.7 million, as we fulfilled a portion of these obligations, and made payments of $1.3 million related to the 2001 plan.

To date, we have made cash payments of $12.7 million and $178.0 million related to the 2003 and 2001 plans, respectively. We have completed the activities contemplated in these restructuring plans, but have not yet terminated the leases on all of its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

Other Income and Expenses ($ millions)

	2008	Change	2007	Change	2006
Interest income, net	$4.9	(51)%	$9.9	10%	$9.0
Percentage of net revenues	1%		2%		2%

Foreign exchange gain (loss)	8.1	144%	(18.5)	(18,400)%	(0.1)
Percentage of net revenues	2%		(4)%		—

Gain on Repurchase of Senior Convertible Notes and Amortization of debt issue costs	14.6	1560%	(1.0)	—	(1.0)
Percentage of net revenues	3%		—		—

Asset Impairment	(4.3)	—	—	—	—
Percentage of net revenues	(1)%		—		—

Recovery on Investments	0.4	—	—	—	—
Percentage of net revenues	—		—		—

Loss on Investment Securities	$(11.8)	—	$—	—	$(1.3)
Percentage of net revenues	(2)%		—		—

Interest income, net

Our net interest income for 2008, 2007 and 2006 was $4.9 million, $9.9 million and $9.0 million respectively.

In 2008, we repurchased $156.7 million principal amount of our senior convertible notes for $138.3 million. The repurchases significantly decreased our cash balance. During 2008, the Federal Reserve Board cut the overnight interest rate by four percentage points. In addition, for the fourth quarter of 2008, we did not accrue any interest income related to our investments in the Reserve Funds due to the status of the Reserve Funds (see Liquidity and Capital Resources). The combined effect of these factors contributed to our lower interest income for the year.

In 2007, we did not have any comparable investing activities that consumed significant cash and we were able to increase our cash balances through operations during the year. Partially offsetting the impact of the higher cash balances was reduced interest income from prior year tax refunds.

In the first quarter of 2006, we acquired the Storage Semiconductor Business for $431.3 million in cash, which lowered our cash balance and resulted in a significant decrease in interest income that year.

Foreign exchange gain (loss)

Foreign exchange gain was $8.1 million in 2008 compared to a loss of $18.5 million in 2007 and $0.1 million in 2006. The foreign exchange gain (loss) for all years presented relates primarily to the re-measurement each period of accrued income tax amounts.

In 2008, the U.S. dollar strengthened against foreign currencies, in the jurisdictions in which we operate, which generated foreign exchange gains. In 2007, the U.S. dollar weakened against these foreign currencies, generating foreign exchange losses.

Gain on repurchase of senior convertible notes and amortization of debt issue costs

In 2005, we issued $225.0 million 2.25% senior convertible notes. In 2008, we repurchased $156.7 million principal amount of our senior convertible notes for $138.3 million and expensed $3.2 million of related unamortized debt issue costs and transactions costs resulting in a net gain of $15.2 million. We also recognized amortization of debt issue costs of $0.6 million, $1.0 million, $1.0 million for 2008, 2007 and 2006 respectively.

Asset impairment

In 2008, we recorded $4.3 million for an asset impairment related to a supplier contract termination.

Recovery on Investments

In 2008, we received $0.4 million as recovery on a previously booked investment loss related to our past investment in a private company.

Loss on Investment Securities

At December 28, 2008, we held $209.7 million in investments in shares of the Reserve Funds, net of the recorded impairment of $11.8 million that we recognized in the third quarter of 2008.

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

Provision for Income Taxes

Our provision for income taxes for the year ended December 28, 2008 was a $70.0 million recovery, resulting in an effective tax rate of negative 110% on net income of $63.9 million. The recovery was primarily as a result of one of the Company’s foreign subsidiaries settling several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of a $124.1 million tax benefit. In addition, the Company accrued $35.2 million (including associated interest) relating to an ongoing liability arising from the examination of our existing transfer pricing practices prior to the settlement noted above, $28.1 million of income tax from normal operations (offset by investment tax credits of $19.5 million), $5.8 million deferred tax expense from an unrealized gain arising from foreign currency translation pertaining to a foreign subsidiary, and $4.5 million increase in tax from various items, including deferred taxes, minimum taxes and revisions of prior estimates.

Our provision for income taxes for the year ended December 30, 2007 was $16.8 million, resulting in an effective tax rate of 52% on a net loss of $32.3 million. Despite this net loss, income taxes were incurred primarily from a $28.0 million additional accrual relating to an ongoing FIN 48 liability arising from the examination of our historic transfer pricing policies and practices of certain companies within the PMC Group by a certain tax authority. Of the $28.0 million increase in our FIN 48 liability, $13.0 million is related to arrears interest. Our FIN 48 liability is partially offset by available investment tax credits of $18.0 million. The remainder of the provision for income taxes primarily relates to $6.0 million of deferred taxes recorded with respect to a past acquisition and net $1.0 million due to various items, including revisions of prior estimates.

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

Our estimated tax provision rate increased significantly at the end of 2006 due to an increase in our estimated tax liability following receipt in 2007 of a written communication from a tax authority examining the historical transfer pricing policies and practices of certain companies within the PMC-Sierra group. As a result, we increased our provision for periods prior to 2006 by $29.9 million. We recorded $7.1 million tax expense in the first quarter of 2006 for withholding and other taxes on the repatriation of funds used to purchase the Storage Semiconductor Business and recorded $3.8 million in net deferred tax expense associated with both of the acquisitions of the Storage Semiconductor Business and Passave, Inc..

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

Valuation of Goodwill and Intangible Assets

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). The amounts allocated to IPR&D are expensed immediately. The amounts allocated to, and the useful lives estimated for, other intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. If assumptions and estimates used to allocate the purchase price or used to access impairment prove to be inaccurate, future asset impairment charges could be required.

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

We performed an annual test for impairment of goodwill and intangible assets in the fourth quarter of 2008 and determined that there was no impairment. The assumptions used to test for impairment, including expected revenues, discount rates, and terminal values, are highly subjective. Valuation models are sensitive to changes in assumptions, and therefore changes in these assumptions in the future could result in significant impairment charges or changes to our expected amortization.

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

The assumptions used in calculating the fair value of stock-based awards involve estimates that require management judgment. If factors change and we use different assumptions, our stock-based compensation expense could change significantly in the future. In addition, if our actual forfeiture rate is different from our estimate, our stock-based compensation could change significantly in the future. See Notes 1 and 5 to the Consolidated Financial Statements for further information on stock-based compensation.

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

Restructuring activities during the past several years have resulted in facilities charges as follows:

During 2001, we recorded total charges of $155.0 million for the restructuring of excess facilities as part of restructuring plans implemented that year. The total remaining estimate of $3.9 million related to the 2001 restructuring plans represents 100% of the estimated total future operating costs and lease obligations for the affected sites.

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

Income Taxes

In estimating our annual effective tax rate we review our forecasted net income for the year by geographic area and apply the appropriate tax rates. We also consider the income tax credits and net operating losses, if any, available in each tax jurisdiction.

Our operations are conducted in a number of countries with complex tax legislation and regulations pertaining to our activities. We have recorded income tax liabilities based on our estimates and interpretations of those regulations for the countries we operate in. However, our estimates are subject to review and assessment by the tax authorities and the courts of those countries. For example, our estimated tax provision rate decreased significantly at the end of 2008 due to one of the Company’s foreign subsidiaries settling several ongoing tax matters for tax years 2000-2006. As a result, we recognized tax benefits of $124.1 million that was previously included in the liability for unrecognized tax benefits. The timing of any such review and final assessment of our liabilities by local authorities is substantially out of our control and is dependent on the actions by those authorities in the countries we operate in. Any re-assessment of our tax liabilities by tax authorities may result in adjustments of the income taxes we pay or refunds that are due to us.

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

Investment in Cash Equivalents, Short Term Investments and Investment Securities

Our cash equivalents, short-term investments and investment securities are comprised solely of money market funds, which include only A1 and P1 or equivalent-rated debt securities. At December 28, 2008, these securities had an estimated fair value of $278.9 million.

Beginning in the first quarter of fiscal 2008, the assessment of fair value is based on the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). We determined the fair value of our money market funds using quoted prices from active markets, quoted prices for similar assets from third-party sources and by performing valuation analyses. In determining if and when a decline in market value below the carrying value of our money market funds is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition and other key measures for our investments. We assess impairment of our money market fund investments in accordance with FASB Staff Position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

During 2008, we assessed the fair value of our money market funds by giving consideration to Level 2 and Level 3 inputs in accordance with the fair value hierarchy of SFAS 157 for the Reserve Funds and their underlying securities. Based on this assessment, we recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share communicated by the Primary Fund. We reassessed the fair value of our investments in money market funds for the year-ended December 28, 2008 and there were no further impairments.

We reclassified our investment in shares of the Reserve Funds from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Reserve Funds and their underlying securities. Accordingly, we changed the valuation method from a market approach to an income approach.

In addition, due to the continuing redemption delays associated with the liquidation proceedings of the Reserve Funds, we reclassified all of these shares from cash and cash equivalents to short-term investments (see Liquidity and Capital Resources).

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

Business Outlook

We expect our revenues for the first quarter of 2009 to be approximately $90 to $100 million based on typical order patterns. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. In the fourth quarter of 2008, net orders booked and shipped within the quarter were approximately 18% of quarterly sales, and we expect the turns percentage to be higher in the first quarter of 2009 compared with the fourth quarter of 2008.

We anticipate our first quarter 2009 gross margin percentage to be in the range of 63% plus or minus 25 basis points including approximately $0.2 million stock-based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our first quarter 2009 research and development and selling, general and administrative expenses to be approximately $59.7 million to $60.7 million respectively including stock-based compensation expense of approximately $4.7 million to $5.7 million. Therefore, we expect our first quarter core operating research and development and selling, general and administrative expenses to be approximately $55.0 million.

We expect that we will continue to incur significant amortization of purchased intangible assets related to our 2006 acquisitions in the first quarter of 2009.

We anticipate that net interest income will be approximately zero in the first quarter of 2009 as interest income earned from our cash position will be offset by interest expense incurred on our outstanding senior convertible notes.

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, and our short term investments. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repurchase and repay our senior convertible notes and finance working capital. The combination of cash, cash equivalents and short-term securities at December 28, 2008 and December 30, 2007 totaled $307.5 million and $364.9 million, respectively. As of December 28, 2008 and December 30, 2007, we had $68.3 million and $225.0 million of senior convertible notes outstanding, respectively. In the future, we expect our cash on hand, from operations, and distributions from the Reserve Funds to be our primary source of liquidity.

The short-term investments of $209.7 million held at December 28, 2008 relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) for which we have outstanding redemption orders. The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008, during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) which was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received an U.S. Security Exchange Commission (the “SEC”) order providing that the SEC will supervise the distribution of assets from the fund. The redemptions from the International Fund are subject to pending litigation which could cause further delay in any redemption of our investments.

Our investments in money market funds are classified in the consolidated balance sheet as follows:

(in millions)	December 28, 2008	December 30, 2007
Cash equivalents	$69.2	$323.8
Short-term investments	209.7	—

Total	$278.9	$323.8

We expect distributions from the Reserve Funds will occur over the following 12 months as the underlying investments held in the Reserve Funds mature and distributions are made from the funds through the liquidation process. Subsequent to December 28, 2008, we received $134.9 million as a partial distribution from the International Fund.

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

See Critical Accounting Estimates—Investment in Cash Equivalents, Short Term Investments and Investment Securities for additional information.

Operating Activities—During the fiscal year 2008, we generated positive net operating cash flows of $78.8 million, which was $12.4 million lower than the $91.2 million generated in fiscal 2007. The positive cash flow from operations generated in 2008 was primarily from net income, which included an impairment loss of the Reserve Funds of $11.8 million, and the addback or deduction of non-cash items such as stock based compensation expense, depreciation and amortization expense, the gain on repurchase of our senior convertible notes and our net tax recovery.

Significant changes in working capital accounts in 2008 included:

•	a $6.9 million decrease in prepaids and other assets, which reflects expenses recognized in excess of cash additions to prepaids;

•

a $42.7 million of cash payments that reduced accounts payable and accrued liabilities, including $18.0 million payment related to settlement of a tax matter; due to the downturn in the global economy throughout the last quarter of the year, we reduced our inventory purchases, which in turn, led to a lower overall accounts payable as of year end;

•	a $5.0 million decrease in our restructuring accruals as we paid severance and rent on excess facilities under our various restructuring plans; and

•	a $2.5 million decrease in our deferred revenue as shipments to distributors slowed in the fourth quarter of fiscal 2008 due to the global economic downturn.

Investing Activities—Net cash used in investing activities of $222.4 million during fiscal 2008 included the reclassification of the available-for-sale securities in the Reserve Funds from cash equivalents to short-term investments and long-term investment securities of $209.7 million in 2008.

We purchased $6.8 million of property, plant and equipment, and $5.9 million of intellectual property.

Financing activities—Net cash used in financing activities in fiscal 2008 included the repurchase of our senior convertible notes for $139.3 million, and proceeds from the issuance of common shares under our stock option plans of $16.5 million.

As of December 28, 2008, we have the following commitments:

(in thousands)	Total	2009	2010	2011	2012	After 2012
Contractual Obligations
Operating Lease Obligations:
Minimum Rental Payments	$26,138	$10,937	$10,443	$4,692	$66	$—
Estimated Operating Cost Payments	8,238	3,854	3,052	1,332	—	—
Long Term Debt:
Principal Repayment	68,340	—	—	—	—	68,340
Interest Payments	26,142	1,538	1,538	1,538	1,538	19,990
Purchase and other Obligations	18,051	16,017	2,034	—	—	—
Liability for Unrecognized Tax Benefit (see comments below)

	$146,909	$32,346	$17,067	$7,562	$1,604	$88,330

In addition to the amounts shown in the table above, we have recorded $26.8 million liability for unrecognized tax benefits in accordance with FIN 48 as of December 28, 2008 and we are uncertain as to if or when such amounts may be realized.

On October 26, 2005, we issued $225 million aggregate principal amount of 2.25% senior convertible notes due 2025 (the “Notes”) and have recorded these Notes as long-term debt. Issuance costs of $6.8 million have been deferred and are being amortized over seven years. During 2008, we repurchased $156.7 million principal amount of our Notes for $138.3 million and expensed $3.2 million related to unamortized debt issue costs and transaction costs resulting in a net gain of $15.2 million. At December 28, 2008, $68.3 million of these Notes remained outstanding and $1.1 million of unamortized debt issue costs were included in investments and other assets.

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

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development. Included in the purchase commitments above is $18.1 million in design software tools, which will be spent between 2009 and 2010. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above. We estimate these other commitments to be approximately $11.3 million at December 28, 2008 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We have a line of credit with a bank that allows us to borrow up to $0.8 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit. At December 28, 2008 we had committed $0.8 million under letters of credit as security for office leases.

We expect to use approximately $17.1 million of cash in 2009 for capital expenditures including purchases of intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will be sufficient to satisfy our projected operating, working capital, capital expenditure, purchase obligations, and remaining restructuring requirements through the end of 2009.

Off-balance Sheet Arrangements

As of December 28, 2008, we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position Accounting Principles Board Opinion 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements, (“APB 14-1”), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under APB 14-1, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as debt, will be recorded as equity. As a result, the debt component will be recorded at a discount from its face value, reflecting its below market coupon interest rate. The debt will subsequently be accreted to its face value over its expected term, with the accretion being reflected as additional interest expense in the statement of operations. APB 14-1 is required to be adopted retrospectively, at the beginning of our 2009 fiscal year, in respect of convertible securities outstanding at the end of our 2008 fiscal year.

Our senior convertible notes (“Notes”) with a face value of $225 million were issued in October 2005 and bear interest at a rate of 2.25% per annum. At the date of issuance, our borrowing rate for similar debt instruments without any equity conversion features was estimated to be 8.0% per annum. Under APB 14-1, at the issuance date, the debt and equity components would be $155.6 million and $69.4 million, respectively, before considering related issuance costs. The following table shows the effect of this new standard on the consolidated financial statements, had it been applied since the issuance date of our Notes, and takes into account the repurchases of a portion of these Notes to December 28, 2008:

	Year Ended
	December 28, 2008		December 30, 2007		December 31, 2006
(in thousands, except for per share amounts)	Under APB 14-1	As reported	Under APB 14-1	As reported	Under APB 14-1	As reported
Deferred debt issue costs*	$774	$1,127	$3,214	$4,677	$3,893	$5,645
2.25% senior convertible notes due October 15, 2025	55,357	68,340	173,130	225,000	164,711	225,000
Equity	1,468,499	1,433,329	1,463,941	1,369,620	1,394,002	1,326,681
Retained earnings	(689,242)	(666,701)	(817,538)	(800,624)	765,038	756,253
Interest expense**	(8,682)	(3,065)	(13,482)	(5,063)	(12,836)	(5,063)
Gain on repurchase of senior convertible notes, net of amortization of debt issue costs	14,567	14,576	(679)	(968)	(679)	(968)
Net income (loss)	$128,297	$133,923	$(57,234)	$(49,104)	$(107,376)	$(99,892)
Net (loss) income per common share—basic	$0.58	$0.60	$(0.26)	$(0.23)	$(0.53)	$(0.49)
Net (loss) income per common share—diluted	$0.57	$0.60	$(0.26)	$(0.23)	$(0.53)	$(0.49)
Shares used in per share calculation—basic	221,659	221,659	216,330	216,330	203,470	203,470
Shares used in per share calculation—diluted	223,687	223,687	216,330	216,330	203,470	203,470

*	Deferred debt issue costs are included in the Consolidated Balance Sheets as Investments and other assets.

**	Interest expense is included in the Consolidated Statements of Operations as Interest income, net.

Based on the Notes outstanding as at December 28, 2008, additional interest expense arising from the adoption of APB 14-1 is expected to be approximately $3 million annually. The debt discount is being accreted over the term to the earliest date at which the holders of the Notes may exercise redemption rights, which is October 15, 2012.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) will change the accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We will apply this new standard on any future business combinations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, (“ARB No. 51”). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. There was no financial reporting impact due to this new standard.

In December 2007, the FASB issued EITF Issue 07-1, Accounting for Collaborative Arrangements, (“EITF 07-1”). Collaborative arrangements are agreements between parties that participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are effective for fiscal years beginning December 15, 2008 and are to be applied retrospectively. We do not expect the application of this standard to have a material impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our Consolidated Financial Statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future Consolidated Financial Statements related to non-financial assets and liabilities.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about the effects of an entity’s derivative instruments and hedging activities on its financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the potential impact that SFAS 161 may have on its financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

Cash and Cash Equivalents and Short-term Investments

We regularly maintain a short and long term investment portfolio of various types of government and corporate debt instruments. We do not directly hold any asset-backed commercial paper. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than three years, with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A by Moody’s, or A-1 or A by Standard and Poor’s, or equivalent. We classify these securities as available-for-sale and they are carried at fair market value.

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

Senior Convertible Notes:

At December 28, 2008, a principal amount of $68.3 million of these Notes remained outstanding and $1.1 million of unamortized debt issue costs were included in Investments and Other Assets. The Notes were originally issued for $225 million in aggregate principal amount. During 2008, we repurchased $156.7 million principal amount of our senior convertible notes for $138.3 million and expensed $3.2 million of related unamortized debt issue costs and transaction costs resulting in a net gain of $15.2 million.

Because we pay fixed interest coupons on these Notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of the senior convertible Notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

Our 2.25% senior convertible Notes are not listed on any exchange or included in any automated quotation system but are registered for resale under the Securities Act of 1933.

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

Foreign Currency

Our sales and corresponding receivables are denominated primarily in U.S. dollars. We generate a significant portion of our revenues from sales to customers located outside the United States including Canada, Europe, the Middle East and Asia. We are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

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

As at December 28, 2008, we had twelve currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $43.6 million and the contracts had a fair value of ($4.6) million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. A 5% shift in the foreign exchange rates between U.S. dollar and the Canadian dollar would impact pre-tax net income by approximately $1.2 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 28, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PMC-Sierra, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No.157, Fair Value Measurements, effective January 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Vancouver, Canada

February 25, 2009

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 28, 2008	December 30, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$97,839	$364,922
Short-term investments	209,685	—
Accounts receivable, net of allowance for doubtful accounts of $1,148 (2007—$1,546)	40,191	39,362
Inventories, net	34,003	34,246
Prepaid expenses and other current assets	9,326	16,229
Income taxes receivable	357	2,365
Deferred tax assets	3,949	37

Total current assets	395,350	457,161
Goodwill	396,144	398,418
Intangible assets, net	153,956	187,126
Property and equipment, net	15,858	18,725
Investments and other assets	3,865	10,747
Deposits for wafer fabrication capacity	5,145	5,145
Deferred tax assets	—	54,676

	$970,318	$1,131,998

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$17,066	$24,011
Accrued liabilities	51,390	53,617
Deferred income taxes	2,042	2,787
Liability for unrecognized tax benefit	23,398	71,586
Accrued restructuring costs	5,938	10,911
Deferred income	11,200	13,674

Total current liabilities	111,034	176,586
Long-term obligations	503	958
2.25% Senior convertible notes due October 15, 2025	68,340	225,000
Deferred taxes and other tax liabilities	17,806	23,023
Liability for unrecognized tax benefit	3,352	107,764
PMC special shares convertible into 2,045 (2007—2,065) shares of common stock	2,655	2,671

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 221,335 shares issued and outstanding (2007—217,285)	241	237
Additional paid in capital	1,436,306	1,394,946
Accumulated other comprehensive income (loss)	(3,218)	1,437
Accumulated deficit	(666,701)	(800,624)

Total stockholders’ equity	766,628	595,996

	$970,318	$1,131,998

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net revenues	$525,075	$449,381	$424,992
Cost of revenues	181,642	158,297	146,456

Gross profit	343,433	291,084	278,536
Other costs and expenses:
Research and development	157,642	159,134	158,661
Selling, general and administrative	93,532	100,486	102,363
Amortization of purchased intangible assets	39,344	39,343	33,381
In-process research and development	—	—	35,300
Restructuring costs and other charges	824	14,837	6,119

Income (loss) from operations	52,091	(22,716)	(57,288)

Other income (expense):
Gain on repurchase of senior convertible notes and amortization of debt issue costs	14,577	(968)	(968)
Asset impairment	(4,300)	—	—
Foreign exchange gain (loss)	8,068	(18,486)	(109)
Interest income, net	4,860	9,914	8,979
Recovery on investments	400	—	—
Loss on investment securities	(11,790)	—	(1,269)

Income (loss) before (provision for) recovery of income taxes	63,906	(32,256)	(50,655)
(Provision for) recovery of income taxes	70,017	(16,848)	(49,237)

Net income (loss)	$133,923	$(49,104)	$(99,892)

Net income (loss) per common share—basic and diluted	$0.60	$(0.23)	$(0.49)
Shares used in per share calculation—basic	221,659	216,330	203,470
Shares used in per share calculation—diluted	223,687	216,330	203,470

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Cash flows from operating activities:
Net income (loss)	$133,923	$(49,104)	$(99,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	10,158	10,959	10,820
Amortization of intangible assets	45,712	45,891	36,990
Amortization of deferred income taxes	(2,043)	5,409	4,541
Unrealized foreign exchange loss, net	(7,853)	18,221	(446)
Amortization of debt issuance costs	595	968	968
Loss on investments and other assets	—	512	1,269
Stock-based compensation	24,838	35,334	37,908
Asset impairment	4,300	—	—
Gain on repurchase of Senior convertible notes, net	(15,172)	—	—
(Gain) loss on disposal of property and equipment	(32)	—	—
In-process research and development	—	—	35,300
Impairment of purchased intangible assets	—	1,855	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(829)	(2,059)	2,203
Inventories	613	(156)	(6,181)
Prepaid expenses and other current assets	6,945	1,998	(15,416)
Accounts payable and accrued liabilities	(42,739)	6,933	(14,296)
Deferred taxes and income taxes payable	(72,163)	13,710	40,569
Accrued restructuring costs	(4,973)	(1,595)	(2,576)
Deferred income	(2,474)	2,334	336

Net cash provided by operating activities	78,806	91,210	32,097

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	(419,436)
Proceeds from sales and maturities of short-term available-for-sale investments	—	—	222,357
Proceeds from sale of investments and other assets	—	—	5,445
Purchases of property and equipment	(6,802)	(9,824)	(8,011)
Purchase of intangible assets	(5,913)	(8,754)	(5,144)
Purchase of short-term investments	(209,685)	—	—

Net cash used in investing activities	(222,400)	(18,578)	(204,789)

Cash flows from financing activity:
Repurchase of convertible subordinated notes	(139,341)	—	—
Proceeds from issuance of common stock	16,510	31,980	26,040

Net cash (used in) provided by financing activities	(122,831)	31,980	26,040

Effect of exchange rate changes on cash and cash equivalents	(658)	1,396	—
Net (decrease) increase in cash and cash equivalents	(267,083)	106,008	(146,652)
Cash and cash equivalents, beginning of the year	364,922	258,914	405,566

Cash and cash equivalents, end of the year	$97,839	$364,922	$258,914

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,813	$5,063	$5,063
Cash refund of income taxes	1,316	4,975	2,241
Cash paid for income taxes	23,195	1,596	6,891

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock and assumption of vested stock options on acquisition	$—	$—	$254,546
Conversion of PMC-Sierra special shares into common stock	17	61	629

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 31, 2005	183,306	$184	$1,008,501	$1,723	$(656,361)	$354,047
Net loss	—	—	—	—	(99,892)	(99,892)
Other comprehensive income (loss):
Change in net unrealized gains on investments	—	—	—	(12)	—	(12)
Change in fair value of derivatives	—	—	—	(2,838)	—	(2,838)

Comprehensive loss						(102,742)

Issuance of common stock and assumption of stock options on acquisition of Passave Inc.	19,851	19	254,527	—	—	254,546
Conversion of special shares into common stock	361	—	629	—	—	629
Issuance of common stock under stock benefit plans	7,132	27	26,013	—	—	26,040
Stock-based compensation expense	—	—	37,908	—	—	37,908

Balances at December 31, 2006	210,650	230	1,327,578	(1,127)	(756,253)	570,428
Net loss	—	—	—	—	(49,104)	(49,104)
Adjustments related to adoption of FIN48	—	—	—	—	4,733	4,733
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	2,564	—	2,564

Comprehensive loss						(41,807)

Conversion of special shares into common stock	34	—	61	—	—	61
Issuance of common stock under stock benefit plans	6,601	7	31,974	—	—	31,981
Stock-based compensation expense	—	—	35,333	—	—	35,333

Balances at December 30, 2007	217,285	237	1,394,946	1,437	(800,624)	595,996
Net income	—	—	—	—	133,923	133,923
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	(4,655)	—	(4,655)

Comprehensive income						129,268

Conversion of special shares into common shares	20	—	17	—	—	17
Issuance of common stock under stock benefit plans	3,905	4	16,580	—	—	16,584
Issuance of restricted stock units	125	—	(75)	—	—	(75)
Stock-based compensation expense	—	—	24,838	—	—	24,838

Balances at December 28, 2008	221,335	$241	$1,436,306	$(3,218)	$(666,701)	$766,628

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2008

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc (the “Company” or “PMC”) designs, develops, markets and supports semiconductor solutions for the Enterprise Networking, Wide Area Network Infrastructure, and Access Network markets. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Fiscal 2008 consisted of 52 weeks and ended on Sunday, December 28. Fiscal 2007 consisted of 52 weeks and ended on Sunday, December 30. Fiscal 2006 consisted of 52 weeks and ended on Sunday, December 31. The Company’s reporting currency is the U.S. dollar. The accompanying Consolidated Financial Statements include the accounts of PMC-Sierra, Inc. and any of its subsidiaries or investees in which PMC exercises control. As at December 28, 2008 and December 30, 2007, all subsidiaries included in these Consolidated Financial Statements were wholly owned by PMC. All inter-company accounts and transactions have been eliminated.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the valuation of investments, accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes including uncertain tax positions, restructuring costs, and contingencies. Actual results could differ from these estimates.

Cash and cash equivalents, short-term investments and investment securities. At December 28, 2008, cash and cash equivalents included $0.8 million (2007—$0.8 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities. Cash equivalents are defined as highly liquid interest-earning instruments with maturities at the date of purchase of three months or less. Short-term investments are investments with original maturities greater than three months, but less than one year. Investments with maturities beyond one year are classified as long-term investment securities.

Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized against interest income over the life of the investment. Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on these investments, net of any related tax effect are included in equity as a separate component of stockholders’ equity.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Cost is computed using standard cost, which approximates actual average cost. The Company provides inventory allowances on obsolete inventories and inventories in excess of twelve-month demand for each specific part.

Inventories (net of reserves of $9.3 million and $9.8 million at December 28, 2008 and December 30, 2007, respectively) were as follows:

(in thousands)	December 28, 2008	December 30, 2007
Work-in-progress	$11,391	$13,698
Finished goods	22,612	20,548

	$34,003	$34,246

In 2008, the Company decreased inventory reserves by $3.1 million (2007—$1.5 million, 2006—$2.3 million) for inventory that was scrapped during the year.

Investments in private entities. The Company has investments in privately traded companies in which it has less than 20% of the voting rights and in which it does not exercise significant influence. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. These investments are included in Investments and other assets on the Company’s Consolidated Balance Sheet and are carried at cost, net of write-downs for impairment.

Investments in public companies. In 2005, the Company had an investment in a publicly traded company in which it had less than 20% of the voting rights and in which it did not exercise significant influence. These securities were classified as available-for-sale and reported at fair value, based upon quoted market prices, with the unrealized gains or losses, net of any related tax effect, included as a separate component of stockholders’ equity. The Company sold this investment in 2006 (see Note 8. Investments and Other Assets).

Deposits for wafer fabrication capacity. The Company has wafer supply agreements with two independent foundries. Under these agreements, the Company has deposits of $5.1 million (2007—$5.1 million) to secure access to wafer fabrication capacity. During 2008, the Company purchased $48.3 million ($43.3 million and $42.0 million in 2007 and 2006, respectively) from these foundries. Purchases in any year may or may not be indicative of any future period since wafers are purchased based on current market pricing and the Company’s volume requirements change in relation to sales of its products.

In each year, the Company is entitled to receive a refund of a portion of the deposits based on the annual purchases from these suppliers compared to the target levels in the wafer supply agreements. In 2008, PMC renewed its supply agreements through December 2009 with its two main foundries with no changes in terms. No deposit refunds were received in 2008 and 2007.

Property and equipment, net. Property and equipment is stated at cost, net of write-downs for impairment, and accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the lease term.

The components of property and equipment, net are as follows:

December 28, 2008 (in thousands)	Gross	Accumulated Amortization	Net
Software	$57,273	$(52,706)	$4,567
Machinery and equipment	127,492	(119,048)	8,444
Leasehold improvements	14,895	(12,804)	2,091
Furniture and fixtures	13,742	(12,986)	756

Total	$213,402	$(197,544)	$15,858

December 31, 2007 (in thousands)	Gross	Accumulated Amortization	Net
Software	$56,794	$(50,464)	$6,330
Machinery and equipment	124,826	(115,264)	9,562
Leasehold improvements	14,458	(12,009)	2,449
Furniture and fixtures	13,188	(12,804)	384

Total	$209,266	$(190,541)	$18,725

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds the carrying value and 2) the amount of an impairment loss, if any. The Company completed this process in December 2008, 2007 and 2006, and determined that there was no impairment to goodwill.

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

December 30, 2008 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Backlog	$4,000	$(4,000)	$—	< 1 year
Core technology	129,700	(50,748)	78,952	8 years
Customer Relationships	66,600	(26,651)	39,949	4 -10 years
Existing technology	46,000	(30,667)	15,333	4 years
Trademarks	3,600	—	3,600	indefinite
Developed technology assets	36,987	(20,864)	16,123	3 years

Total	$286,887	$(132,930)	$153,957

December 30, 2007 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Backlog	$4,000	$(4,000)	$—	< 1 year
Core technology	129,700	(32,610)	97,090	8 years
Customer Relationships	66,600	(16,947)	49,653	4 -10 years
Existing technology	46,000	(19,167)	26,833	4 years
Trademarks	3,600	—	3,600	indefinite
Developed technology assets	24,446	(14,496)	9,950	3 years

Total	$274,346	$(87,220)	$187,126

Estimated future amortization expense for intangible assets is as follows:

(in thousands)	$
2009	$45,148
2010	30,312
2011	22,341
2012	20,826
2013	19,318
Thereafter	12,412

Total	$150,357

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

Accrued liabilities. The components of accrued liabilities are as follows:

(in thousands)	December 28, 2008	December 30, 2007
Accrued compensation and benefits	$22,079	$25,114
Other accrued liabilities	29,311	28,503

	$51,390	$53,617

Foreign currency translation. For all foreign operations, the U.S. dollar is used as the functional currency. Monetary assets and liabilities in foreign currencies are translated into U.S. dollars using the exchange rate as of the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions are reported separately as Foreign exchange gain (loss) under Other income (expense) on the Consolidated Statements of Operations.

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may significantly impact PMC’s net income and cash flows. The Company periodically hedges forecasted foreign currency transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income (loss) when the hedged item affects net (loss) income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the year ended December 28, 2008, all hedges were designated as cash flow hedges.

Fair value of financial instruments. The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies as prescribed under Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of the Company’s short-term investments, investment securities, derivative instruments are estimated using available market information and appropriate valuation. The fair value of investments in public companies is determined using quoted market prices for those securities. The fair value of investments in private entities is not readily determinable due to the illiquid market for these investments. The fair value of the deposits for wafer fabrication capacity is not readily determinable because the timing of the related future cash flows is not determinable and there is no market for the sale of these deposits (see Note 4. Fair Value Measurements).

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but have been traded over the counter, on the Portal Market or under Rule 144 of the Securities Act of 1933. The exchange prices from these trades are not always available to us and may not be reliable. Trades under the Portal Market do not reflect all trades of the securities and the figures recorded are not independently verified. The Company has incorporated independent market quotes in estimating the fair value of the debt to be $50.9 million, or $74.50 per $100 face value as of December 28, 2008.

As of and for the year ended December 28, 2008, the use of derivative financial instruments was not material to the results of operations or our financial position (see “Derivatives and Hedging Activities” in this Note).

Concentrations. The Company maintains its cash, cash equivalents, short-term investments, investment securities and long-term investments in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 28, 2008, there were two distributors that accounted for 14% and 11% of accounts receivables and three other customers that each accounted for 11%, 11% and 10% of accounts receivables, respectively. At December 30, 2007, appropriately 24% of accounts receivables represented amounts due from one of the Company’s distributors. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company's credit evaluation process, relatively short collection periods and the geographical dispersion of the Company’s sales. The Company generally does not require collateral security for outstanding amounts.

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

Research and development expenses. The Company expenses research and development (“R&D”) costs as incurred. R&D costs include payroll and related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs. Intellectual property (“IP”) purchased from third parties is capitalized and amortized over the expected useful life of the IP. For the years ended December 28, 2008, December 30, 2007 and December 31, 2006, research and development expenses were $157.6 million, $159.1 million and $158.7 million.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the expected cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The following table summarizes the activity related to the product warranty liability during fiscal 2008, 2007 and 2006:

	Year ended
(in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Balance, beginning of the year	$6,239	$4,331	$3,997
Accrual for new warranties issued	1,139	2,098	1,541
Reduction for payments	(1,303)	(584)	(759)
Adjustments related to changes in estimate of warranty accrual	(44)	394	(448)

Balance, end of the year	$6,031	$6,239	$4,331

Other Indemnifications. From time to time, on a limited basis, the Company indemnifies customers, as well as suppliers, contractors, lessors, and others with whom it has contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of Company products, the use of their goods and services, the use of facilities, the state of assets that we sell and other matters covered by such contracts, normally up to a specified maximum amount. The Company evaluates estimated losses for such indemnifications under Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Standard Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company has no history of indemnification claims for such obligations and has not accrued any liabilities related to such indemnifications in the Consolidated Financial Statements.

Stock-based compensation. The Company accounts for all share-based payment awards under Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires the Company to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period. The Company adopted SFAS 123(R) using the modified prospective transition method and therefore prior period results have not been restated.

The Company applies the principles of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) in connection with SFAS 123(R), which requires all share-based payments to employees, to be recognized in the financial statements based upon their respective grant-date fair values.

During 2008, the Company recognized $24.8 million in stock-based compensation expense or $0.06 per share. No domestic tax benefits were attributed to the tax timing differences arising from stock-based compensation expense because a full valuation allowance was maintained for all domestic deferred tax assets.

See Note 5. Stock-Based Compensation.

Interest income, net. The components of interest income, net are as follows:

	Year ended
(in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Interest income	$8,094	$15,051	$13,942
Interest expense on long-term debt	(3,234)	(5,137)	(4,963)

	$4,860	$9,914	$8,979

Income taxes. Income taxes are reported under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, (“SFAS 109”) and, accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Valuation allowances are provided if, after considering available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $4.7 million net decrease in the liability for unrecognized tax benefits which was accounted for as a reduction to the retained deficit. Included in this opening adjustment was a $6.9 million increase in the liability for unrecognized tax benefits relating to additional uncertain tax positions the Company identified as existing at December 31, 2006. In addition, the Company recognizes interest and penalties related to income tax liabilities as a component of income tax expense.

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

Included in the balance of unrecognized tax benefits at January 1, 2007, are $125 million of tax benefits. See Note 15. Income taxes.

Net income (loss) per common share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. The PMC-Sierra Ltd. Special Shares have been included in the calculation of basic net income (loss) per share. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, shares issuable on our Employee Share Purchase Plan and common shares issuable on conversion of the Company’s senior convertible notes.

Segment reporting. Segmented information is reported in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”). SFAS 131 uses a management approach to report financial and descriptive information about a company’s operating segments. Operating segments are revenue-producing components of a company for which separate financial information is produced. In all periods presented, the Company operated in one reportable segment: networking products.

Recent Accounting Pronouncements.

In May 2008, the FASB issued Staff Position Accounting Principles Board Opinion 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements, (“APB 14-1”), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under APB 14-1, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as debt, will be recorded as equity. As a result, the debt component will be recorded at a discount from its face value, reflecting its below market coupon interest rate. The debt will subsequently be accreted to its face value over its expected term, with the accretion being reflected as additional interest expense in the statement of operations. APB 14-1 is required to be adopted retrospectively, at the beginning of the Company’s 2009 fiscal year, in respect of convertible securities outstanding at the end of the Company’s 2008 fiscal year.

The Company’s senior convertible notes (“Notes”) with a face value of $225 million were issued in October 2005 and bear interest at a rate of 2.25% per annum. At the date of issuance, the Company’s borrowing rate for similar debt instruments without any equity conversion features was estimated to be 8.0% per annum. Under APB 14-1, at the issuance date, the debt and equity components would be $155.6 million and $69.4 million, respectively, before considering related issuance costs. The following table shows the effect of this new standard on the Consolidated Financial Statements, had it been applied since the issuance date of the Company’s Notes, and takes into account the Company’s repurchases of a portion of these Notes to December 28, 2008:

	Year Ended
	December 28, 2008		December 30, 2007		December 31, 2006
(in thousands, except for per share amounts)	Under APB 14-1	As reported	Under APB 14-1	As reported	Under APB 14-1	As reported
Deferred debt issue costs*	$774	$1,127	$3,214	$4,677	$3,893	$5,645
2.25% senior convertible notes due October 15, 2025	55,357	68,340	173,130	225,000	164,711	225,000
Equity	1,468,499	1,433,329	1,463,941	1,369,620	1,394,002	1,326,681
Retained earnings	(689,242)	(666,701)	(817,538)	(800,624)	765,038	756,253
Interest expense**	(8,682)	(3,065)	(13,482)	(5,063)	(12,836)	(5,063)
Gain on repurchase of senior convertible notes, net of amortization of debt issue costs	14,567	14,576	(679)	(968)	(679)	(968)
Net income (loss)	$128,297	$133,923	$(57,234)	$(49,104)	$(107,376)	$(99,892)
Net (loss) income per common share—basic	$0.58	$0.60	$(0.26)	$(0.23)	$(0.53)	$(0.49)
Net (loss) income per common share—diluted	$0.57	$0.60	$(0.26)	$(0.23)	$(0.53)	$(0.49)
Shares used in per share calculation—basic	221,659	221,659	216,330	216,330	203,470	203,470
Shares used in per share calculation—diluted	223,687	223,687	216,330	216,330	203,470	203,470

*	Deferred debt issue costs are included in the Consolidated Balance Sheets as Investments and other assets.

**	Interest expense is included in the Consolidated Statements of Operations as Interest income, net.

Based on the Notes outstanding as at December 28, 2008, additional interest expense arising from the adoption of APB 14-1 is expected to be approximately $3 million annually. The debt discount is being accreted over the term to the earliest date at which the holders of the Notes may exercise redemption rights, which is October 15, 2012 (see Note 10. Long-term debt).

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) will change the accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will apply this new standard on any future business combinations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. There was no financial reporting impact due to this new standard.

In December 2007, the FASB issued EITF Issue 07-1, Accounting for Collaborative Arrangements, (“EITF 07-1”). Collaborative arrangements are agreements between parties that participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are effective for fiscal years beginning December 15, 2008 and are to be applied retrospectively. The Company does not expect the application of this standard to have a material impact on its financial position, results of operations and cash flows, as it does not have any collaborative arrangements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on the Consolidated Financial Statements. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its future Consolidated Financial Statements related to non-financial assets and liabilities.

In March 2008, the Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about the effects of an entity’s derivative instruments and hedging activities on its financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the potential impact that SFAS 161 may have on its financial statements.

Reclassifications. Certain prior year amounts have been reclassified in order to conform to the 2008 presentation.

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

PMC purchased the Storage Semiconductor Business due to its strategic and product fit with PMC, the market position the Storage Semiconductor Business has in the Fibre Channel controller market, the design capabilities of its engineering team, and the growth opportunities for standard semiconductor solutions in the enterprise storage market. The Storage Semiconductor Business was part of Agilent's Semiconductor Products Group (as defined in the Purchase Agreement), which Avago, an entity created by Kohlberg Kravis Roberts & Co. and Silver Lake Partners, acquired in December 2005. Under the terms of the Purchase Agreement, Palau Acquisition Corporation, a Delaware corporation and direct wholly owned subsidiary of PMC purchased the Storage Semiconductor Business for the following consideration:

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

The amount allocated to in-process research and development (“IPR&D”) represented an estimate of the fair value of research projects that had not reached technological feasibility and had no alternative future use. The estimated fair value of IPR&D was expensed immediately following the consummation of the acquisition.

PMC acquired three next-generation Tachyon storage protocol IPR&D projects related to the Storage Semiconductor Business. One of the projects is a multi-protocol storage controller which was in the early stage of development, one of the next-generation Tachyon projects was also in the early stage of development and two projects were next-generation Tachyon projects in later stages of development. The value assigned to IPR&D was calculated using the income approach by determining cash flow projections related to the identified projects. The assumptions included information on revenues from existing products and future expected trends for each technology, with an estimated useful life of five to nine years. The rates used to discount the net cash flows to their present values were based upon a weighted average cost of capital of 19%. The discount rate was determined after consideration of market rates of return on debt and equity capital and the risk associated with achieving forecasted sales related to the assets acquired.

The fair value was as follows:

(in thousands)	Estimated fair value
Next generation Tachyon products	$9,400
Multi-protocol storage controller	5,400

Total in-process research and development	$14,800

Passave Inc.

On May 4, 2006, the Company acquired Passave, Inc. (“Passave”), a privately held Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated April 4, 2006, among the Company, a newly formed direct wholly-owned subsidiary of the Company (“Merger Sub”), Passave, and a representative of certain securityholders of Passave. Under the terms of the Merger Agreement, the Company issued shares of its common stock and assumed stock options, and incurred merger costs having a total value of $304 million for all of the outstanding capital stock, warrants and outstanding stock options of Passave. Of this amount, $257.5 million was allocated to the purchase price, and $46.5 million related to unvested stock and stock options of Passave which will be recorded as stock-based compensation over the requisite service period in accordance with FAS 123R. The fair value of options assumed was calculated using a lattice-binomial method. The Company and the security holders of Passave have each agreed to indemnify the other for, among other things, breaches of representations, warranties and covenants of the Company and Passave in the Merger Agreement. These Consolidated Financial Statements include the results of operations of Passave from the acquisition date.

PMC purchased Passave due to its market share leadership in Passive Optical Networking solutions. This acquisition fits with PMC’s strategic intent to address the high-growth Fibre Access market and is aligned with PMC's developments in Customer Premises Equipment. The final purchase price was:

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

The amount allocated to IPR&D represented an estimate of the fair value of research projects that had not reached technological feasibility and had no alternative future use. The estimated fair value of IPR&D was expensed immediately following the consummation of the acquisition.

PMC acquired the following IPR&D projects from Passave:

EPON and AFE products—provide further enhancements and functionality to the EPON series

GPON products—provide further enhancements and functionality to the GPON series

The value assigned to IPR&D was calculated using the income approach by determining cash flow projections related to identified projects. The assumptions included information on revenues from existing products and future expected trends for each technology, with an estimated useful life of 6 years. The stage of completion of each project was estimated to determine the discount rates to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, we applied discount rates that ranged from 20%—23% to value the projects acquired.

The fair value for each project is as follows:

(in thousands)	Estimated fair value
EPON products	$18,500
AFE projects	2,000

Total in-process research and development	$20,500

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but will instead be tested for impairment annually or more frequently if certain indicators are present.

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

(in thousands, unaudited)	December 31, 2006	December 31, 2005
Pro forma revenues	$461,429	$446,387
Pro forma net loss	(66,454)	(64,775)
Pro forma basic and diluted net loss per share	$(0.33)	$(0.32)

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

At December 28, 2008, the Company had twelve currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $43.6 million and the contracts had a fair value of $4.6 million loss. No portion of the hedging instrument’s gain or loss was excluded from the assessment of effectiveness. The ineffective portions of hedges had no significant impact on earnings, nor are they expected to over the next twelve months.

NOTE 4. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures on fair value measurements. In February 2008, the FASB issued FSP 157-2, that deferred the effective date of SFAS 157 for one year for non-financial assets and liabilities recorded at fair value on a non-recurring basis. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets are available for identical assets and liabilities. The Company’s Level 1 assets include cash equivalents, which are generally acquired or sold at par value and are actively traded.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using a pricing model with inputs that are observable in the market or corroborated with observable market data.

Level 3—Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS 157 and would include in Level 3 all of those whose fair value is based on significant unobservable inputs. The Company’s Level 3 assets include investments in money market funds classified in short-term investments (see Note 7. Investment securities).

Financial assets and liabilities measured on a recurring basis as of December 28, 2008 are summarized below:

	Fair value, December 28, 2008
(in thousands)	Level 1	Level 2	Level 3
Assets:
Investment securities (1)	$69,213	$—	$209,685

Liabilities:
Forward currency contracts (2)	$—	$4,630	$—

(1)	Included in Cash and cash equivalents and Short-term investments (see Note 7).

(2)	Included in Accrued liabilities.

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3, for the year ended December 28, 2008:

(in thousands)	Level 3
Balance at December 30, 2007	$—
Total balance of Reserve Funds reclassified to Level 3	271,866
Cash distribution from the Reserve Funds	(50,391)
Loss recognized in the Consolidated Statement of Operations (see Note 7)	(11,790)

Balance at December 28, 2008	$209,685

NOTE 5. Stock-Based Compensation

At December 28, 2008, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense as follows:

	Year ended
(in thousands)	December 28, 2008	December 30, 2007
Cost of revenues	$1,123	$1,691
Research and development	11,176	16,563
Selling, general and administrative	12,539	17,078

Total	$24,838	$35,332

The Company received cash of $16.6 million from the exercise of stock-based awards during 2008. The total intrinsic value of stock awards exercised during 2008 was $13.1 million.

As of December 28, 2008, there was $27.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans, which is expected to be recognized over a period of 2.6 years. As of December 28, 2008, there was $8.4 million of total unrecognized compensation cost related to nonvested Restricted Stock Units (“RSUs”) awarded under the Company’s stock option plans, which is expected to be recognized over a period of 3.1 years.

The fair value of the Company’s stock option awards granted to employees during 2008 was estimated using a lattice-binomial valuation model. Prior to the second quarter of 2005, the fair value of the Company’s stock option awards to employees was estimated, for disclosure purposes under Statement of Financial Accounting Standard No. 123, Accounting for stock-based compensation (“SFAS 123”), using a Black-Scholes option pricing model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that the lattice-binomial model provides a better estimate of the fair value of stock option awards because it considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. Both models require the input of highly subjective assumptions including the expected stock price volatility and expected life.

The Company’s estimates of expected volatilities are based on a weighted historical and market-based implied volatility. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the stock option valuation model and represents the period of time that granted options are expected to be outstanding. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of the Company’s stock option and Employee Stock Purchase Plan, (“ESPP”) awards were estimated using the following weighted average assumptions:

Stock Options:

	December 28, 2008	December 30, 2007	December 31, 2006
Expected life (years)	4.5	4.1	3.9
Expected volatility	57%	61%	58%
Risk-free interest rate	2.6%	4.5%	4.8%

Employee Share Purchase Plan:

	December 28, 2008	December 30, 2007	December 31, 2006
Expected life (years)	1.3	1.3	1.3
Expected volatility	49%	50%	50%
Risk-free interest rate	2.1%	4.7%	4.9%

Stock Option Plans

The Company issues its common stock under the provisions of various stock option plans. Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within five to ten years and vest over four years.

In 2001, the Company simplified its plan structure. The 2001 Stock Option Plan (the “2001 Plan”) was created to replace a number of stock option plans the Company had assumed in connection with mergers and acquisitions completed prior to 2001. The number of shares available for issuance under the 1994 Incentive Stock Plan (“1994 Plan”) were approved by stockholders. New stock options or other equity incentives may only be issued under the 1994 Plan and the 2001 Plan. In the second quarter of 2006, the Company assumed the stock option plans and all outstanding stock options of Passave as part of the merger consideration. (See Note. 2 Business Combinations)

Activity under the option plans during the year ended December 28, 2008 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value per share at December 28, 2008
Outstanding, December 30, 2007	27,321,505	$9.74
Granted	5,641,520	$6.13
Exercised	(2,038,577)	$4.55
Forfeited	(2,729,448)	$10.17

Outstanding, December 28, 2008	28,195,000	$9.35	6.49	$0.08
Vested & Expected to Vest, December 28, 2008	26,782,245	$9.55	6.50	$0.09
Exercisable, December 28, 2008	18,617,862	$10.58	5.48	$0.12

No adjustment has been recorded for fully vested options that expired during the year ended December 28, 2008. A reversal of $9.1 million was recorded for pre-vesting forfeitures.

The following table summarizes information on options outstanding and exercisable for the combined option plans at December 28, 2008:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Options Exercisable	Weighted Average Exercise Price per Share
$0.05—$5.95	4,731,555	8.18	$4.41	1,236,308	$3.08
$6.01—$6.35	5,581,546	5.54	6.09	4,434,716	6.02
$6.36—$7.87	5,792,102	7.10	7.57	4,159,979	7.66
$7.89—$10.97	7,573,834	7.50	9.71	4,302,720	10.14
$11.05—$189.94	4,515,963	3.38	20.21	4,484,139	20.29

$0.05—$189.94	28,195,000	6.49	$9.35	18,617,862	$10.58

The weighted-average estimated fair values of employee stock options granted during 2008, 2007, and 2006 were $2.90, $3.22, and $4.60, per share, respectively.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of RSUs to employees and directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.

A summary of RSU activity during the year ended December 28, 2008 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at December 28, 2008
Unvested shares at December 30, 2007	831,751	—	—
Awarded	1,288,319	—	—
Released	(135,842)	—	—
Forfeited	(121,466)	—	—
End of Period	1,862,762	1.84	$8,475,567
Restricted Stock Units vested and expected to vest December 28, 2008	1,447,117	1.68	$6,584,383

The weighted-average estimated fair values of RSU’s awarded during 2008 and 2007, were $7.93, and $7.49, respectively.

Employee Stock Purchase Plan

In 1991, the Company adopted an ESPP under Section 423 of the Internal Revenue Code. The ESPP allows eligible participants to purchase shares of the Company’s common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the six-month purchase period. Under the ESPP, the number of shares authorized to be available for issuance under the plan are increased automatically on January 1 of each year until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares (after adjusting for stock dividends), or (iii) an amount to be determined by the Board of Directors.

During 2008, 1,865,784 shares were issued under the Plan at a weighted-average price of $3.92 per share. As of December 28, 2008, 8,284,156 shares were available for future issuance under the ESPP (2007—8,149,940).

The weighted-average estimated fair values of Employee Stock Purchase Plan awards during 2008, 2007, and 2006, were $0.53, $2.59 and $3.27 per share, respectively.

NOTE 6. Restructuring and Other Costs

The activity related to excess facility and severance accruals under the Company’s restructuring plans during the three years ended December 28, 2008, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2005	$—	$—	$4,871	$3,011	$6,866	$14,748
Reversals and adjustments	—	—	776	(2,300)	776	(748)
New charges	—	2,338	—	—	—	2,338
Cash payments	—	(227)	(1,379)	(162)	(2,546)	(4,314)

Balance at December 31, 2006	—	2,111	4,268	549	5,096	12,024
Reversals and adjustments	23	(441)	—	(549)	128	(839)
New charges	2,768	—	450	—	850	4,068
Cash payments	(860)	(1,081)	(1,389)	—	(2,130)	(5,460)

Balance at December 30, 2007	1,931	589	3,329	—	3,944	9,793
Reversals and adjustments	(393)	(51)	—	—	(747)	(1,191)
New charges	230	130	1,085	—	—	1,445
Cash payments	(938)	(490)	(1,366)	—	(1,322)	(4,116)

Balance at December 28, 2008	$830	$178	$3,048	$—	$1,875	$5,931

Severance costs
(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2005	$—	$—	$485	$—	$—	$485
Reversals and adjustments	—	—	(350)	—	—	(350)
New charges	—	2,968	1,562	—	—	4,530
Cash payments	—	(2,432)	(1,600)	—	—	(4,032)

Balance at December 31, 2006	—	536	97	—	—	633
Reversals and adjustments	144	(409)	(59)	—	—	(324)
New charges	9,863	—	—	—	—	9,863
Cash payments	(8,889)	(127)	(38)	—	—	(9,054)

Balance at December 30, 2007	1,118	—	—	—	—	1,118
Reversals and adjustments	(378)	—	—	—	—	(378)
New charges	696	—	—	—	—	696
Cash payments	(1,429)	—	—	—	—	(1,429)

Balance at December 28, 2008	$7	$—	$—	$—	$—	$7

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

In 2008, the Company recorded a net reduction of its accrual for excess facilities by $0.2 million, as the Company fulfilled a portion of these obligations, and made payments of $0.9 million related to the 2007 plan. To date, the Company has incurred $10.3 million in termination and relocation costs, $2.6 million for excess facilities and contract termination costs, and $2.5 million in asset impairment charges.

The Company has made payments of $12.1 million in connection with this plan. As of December 28, 2008, $7 thousand in severance costs remained to be paid and payments related to the excess facilities may extend until 2011.

The Company initially expected to save approximately $16 million in payroll-related costs on an annualized basis. The Company achieved its prorated portion of these expected cost savings in 2007. The Company continued to contain costs in accordance with its 2007 restructuring plan, however, it also initiated new R&D programs in 2008 which resulted in increases in payroll-related costs of approximately $4.9 million that partially offset the cost savings anticipated by the 2007 restructuring plan.

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

In 2008, the Company recorded a net addition of its accrual for excess facilities by $0.1 million, as the original assumptions regarding possible sublease of the exited facilities were not realized, and made payments of $0.5 million related to the 2006 plan.

To date, the Company has made payments relating to these activities of $4.4 million. As of December 28, 2008, all severance costs have been paid. Payments related to the excess facilities will extend to 2010.

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

In the first quarter of 2006, the Company continued the workforce reduction plans initiated in 2005 and recorded $1.6 million in restructuring charges related to the termination of 19 employees, primarily from research and development, in the Santa Clara facility. During the third quarter of 2006, the Company reduced its estimated severance accrual related to the 2005 workforce reduction activities by $0.4 million, and increased the accrual for excess facilities related to the 2005 restructuring by $0.8 million. The Company further increased its accrual for excess facilities by $0.5 million in the fourth quarter of 2007. In 2008, the Company recorded an additional accrual for excess facilities of $1.1 million, as the original assumptions regarding possible sublease of the exited facilities were not realized, and made payments of $1.4 million related to the 2005 plan.

To date, the Company has made payments relating to these activities of $13.4 million. As of December 28, 2008, all severance costs have been paid. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, PMC has recorded restructuring charges of $18.3 million in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. PMC has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. In 2006, the Company reversed $2.3 million of this restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the addition of personnel that occurred with the acquisition of the Storage Semiconductor Business. The Company reversed a further $0.5 million in 2007, as it completed a portion of the lease obligation at this site.

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

In the first quarter of 2001, PMC recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, the Company recorded additional provisions for abandoned office facilities of $2.2 million in the fourth quarter of 2004, $0.8 million in the third quarter of 2006, and $0.9 million in the fourth quarter of 2007. In 2008, the Company recorded a net reduction of its accrual for excess facilities of $0.7 million, as the Company fulfilled a portion of these obligations, and made payments of $1.3 million related to the 2001 plan.

To date, PMC has made cash payments of $12.7 million and $178.0 million related to the 2003 and 2001 plans, respectively. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on all of its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

NOTE 7. Investment securities

At December 28, 2008, the Company had investments in money market funds of $278.9 million (2007—$323.8 million), comprised of bank notes, commercial paper, certificates of deposit and floating rate notes.

The short-term investments of $209.7 million held at December 28, 2008 relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) for which the Company has outstanding redemption orders. The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008, during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”)

which was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received an United States Security Exchange Commission (“SEC”) order providing that the SEC will supervise the distribution of assets from the Primary Fund. The redemptions from the International Fund are subject to pending litigation which could cause further delay in any redemption of our investments.

The Company assessed the fair value of its money market funds, including by consideration of Level 2 and Level 3 inputs (see Note 4. Fair Value Measurements) for the Reserve Funds and their underlying securities. Based on this assessment, the Company recorded an impairment of the Reserve Funds of $11.8 million during the third quarter 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share communicated by the Primary Fund.

The Company has reclassified its investment in shares of the Reserve Funds from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Reserve Funds and their underlying securities (see Note 4. Fair Value Measurements). Accordingly, the Company changed the valuation method from a market approach to an income approach.

In addition, due to the status of the Reserve Funds, the Company reclassified all of these shares from cash and cash equivalents to short-term investments.

The Company’s investments in money market funds are classified in the Consolidated Balance Sheet as follows:

(in millions)	December 28, 2008	December 30, 2007
Cash equivalents	$69.2	$323.8
Short-term investments	209.7	—

Total	$278.9	$323.8

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

On January 31, 2009, the Company received $134.9 million as a partial cash distribution from the International Fund.

NOTE 8. Investments and Other Assets

The components of other investments and assets are as follows:

(in thousands)	December 28, 2008	December 30, 2007
Investments in private entities	$2,000	$2,000
Deferred debt issue costs (Note 10)	1,127	4,677
Other assets	738	4,070

	$3,865	$10,747

As of December 28, 2008, the Company had no deposits related to long-term supplier contracts (2007—$4 million). During 2008, the Company recognized a $4.3 million asset impairment charge in the Consolidated Statement of Operations related to the termination of a supplier contract, of which $3.8 million was from other assets in the table above and the balance from prepaid expenses and other current assets.

During 2006, the Company recorded a $3.2 million impairment loss on its investment in a private company, which was its carrying value. This was offset by a $0.1 million gain on sale of another investment. In addition, the Company sold its investment in Ikanos Communications Inc. in 2006 for proceeds of $5.1 million and recorded a gain of $3.1 million, included in Loss on investments on the Consolidated Statement of Operations.

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

NOTE 9. Lines of credit

At December 28, 2008, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $0.8 million with interest at the bank’s alternate base rate (annual rate of 3.75% at December 28, 2008) as long as the Company maintains eligible investments with the bank in an amount equal to its drawings. This agreement will expire in July 2009. At December 28, 2008, $0.8 million cash was deposited with the bank to offset the amount committed under letters of credit used as security for a facility lease.

NOTE 10. Long-term debt

2.25%	Senior convertible notes

On October 26, 2005, the Company issued $225 million aggregate principal amount of 2.25% senior convertible notes due 2025 (“Notes”). The Company has recorded these Notes as long-term debt and issuance costs of $6.8 million have been deferred and will be amortized over seven years, which is the Company’s earliest call date. This approximates the effective interest method.

The notes rank equal in right of payment with our other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. The Company may redeem all or a portion of the Notes at par on and after October 20, 2012. The holders may require that the Company repurchase the Notes on October 15, 2012, 2015 and 2020 respectively.

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

During 2008, the Company repurchased $156.7 million principal amount of our Notes for $138.3 million and expensed $3.2 million of related unamortized debt issue costs and transaction costs resulting in a net gain of $15.2 million. At December 28, 2008, $68.3 million of these Notes remained outstanding and $1.1 million of deferred debt issue costs were included in Investments and other assets.

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

On December 11, 2008, the Delaware Court of Chancery heard argument on the books and records demand and the parties are awaiting the Court’s order.

As at December 28, 2008, the Company has not accrued costs for potential losses related to the amended consolidated action.

Operating Leases:

The Company leases its facilities under operating lease agreements, which expire at various dates through September 30, 2013.

Rent expense including operating costs for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 was $10.9 million, $10.8 million, and $10.5 million, respectively. Excluded from rent expense for 2008 was additional rent and operating costs of $3.9 million (2007—$4.6 million; 2006—$4.2 million) related to excess facilities, which were accrued as part of the restructuring programs.

Minimum future rental payments under operating leases are as follows:

Year Ending December 28 (in thousands)
2009	$10,937
2010	10,443
2011	4,692
2012	66

Total minimum future rental payments under operating leases	$26,138

Supply agreements. The Company has supply agreements with Chartered, TSMC, and UMC. Under these agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements. The agreements may be terminated if either party does not comply with the terms. The Company has a history of renewing contracts on an annual basis with its foundries for those agreements that require renewals, and the Company does not anticipate any problems with renewing such agreements beyond their expiring dates.

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

NOTE 12. Special Shares

At December 28, 2008 and December 30, 2007, the Company maintained a reserve of 2,045,000 and 2,065,000, respectively, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (“LTD”) special shares.

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

NOTE 13. Stockholders’ Equity

Authorized capital stock of PMC. At December 28, 2008 and December 30, 2007, the Company had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated “Common Stock”, $0.001 par value, and 5,000,000 of which are designated “Preferred Stock”, $0.001 par value.

Stockholders' Rights Plan. The Company adopted a stockholder rights plan in 2001, pursuant to which the Company declared a dividend of one share purchase right for each outstanding share of common stock. If certain events occur, including if an investor tenders for or acquires more than 15% of the Company’s outstanding common stock, stockholders (other than the acquirer) may exercise their rights and receive $650 worth of our common stock in exchange for $325 per right, or the Company may, at the Company’s option, issue one share of common stock in exchange for each right, or the Company may redeem the rights for $0.001 per right.

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

At December 28, 2008, the accumulated postretirement benefit obligation was $1.1 million, with no unrecognized gain/loss or unrecognized prior service cost. The net period benefit cost was $0.3 million during 2008. No distributions were made from the plan during the period. The Company includes accrued benefit costs for its post-retirement program in Accrued liabilities on the Company’s Consolidated Balance Sheet.

The health care accumulated postretirement benefit obligations were determined at December 28, 2008 using a discount rate of 6% and a current year health care trend of 10% decreasing to an ultimate trend rate of 5.0% in 2014.

Employee Retirement Savings Plans. The Company sponsors a 401(k) retirement plan for its employees in the United States and similar plans for its employees in Canada and other countries. Employees can contribute a percentage of their annual compensation to the plans, limited to maximum annual amounts set by local taxation authorities. The Company contributed $2.9 million, $3.7 million and $4.3 million, to the plans in fiscal years 2008, 2007 and 2006, respectively.

NOTE 15. Income Taxes

The income tax provision, calculated under SFAS 109, consists of the following:

	December 28,	December 30,	December 31,
(in thousands)	2008	2007	2006
Current:
Federal	$(15,711)	$(258)	$2,248
State	100	4	4
Foreign	(64,158)	25,864	43,140

	(79,769)	25,610	45,392

Deferred:
Federal	5,781	3,549	3,845
Foreign	3,971	(12,311)	—

	9,752	(8,762)	3,845

Provision for (recovery of) income taxes	$(70,017)	$16,848	$49,237

Reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

(in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Income (loss) before provision for income taxes	$63,905	$(32,256)	$(50,655)
Federal statutory tax rate	35%	35%	35%
Income taxes at U.S. Federal statutory rate	22,367	(11,290)	(17,729)
Tax on intercompany dividend	35,000	—	45,727
Adjustment of prior years due to change in estimate	—	—	29,889
Change in liability for unrecognized tax benefit	(91,974)	28,296	—
Non-deductible intangible asset amortization and in-process research and development	5,106	11,059	12,221
Non-deductible stock-based compensation	6,890	9,409	9,299
Non-deductible items and other	13,187	(215)	5,875
Adjustment/expiry of loss carryforward	13,264	11,091	—
Adjustment of prior year taxes and tax credits	2,785	12,537	(673)
Investment tax credits	(16,189)	(19,169)	—
Foreign and other rate differential	(6,611)	(14,188)	(8,530)
Valuation allowance	(53,842)	(10,682)	(26,842)

Provision for (recovery of) income taxes	$(70,017)	$16,848	$49,237

The recovery was primarily as a result of one of the Company’s foreign subsidiaries settling several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of a $124.1 million tax benefit. In addition, prior to the settlement, the Company accrued $35.2 million (including associated interest) relating to an ongoing liability arising from the examination of our existing transfer pricing practices, $28.1 million of income tax from normal operations (offset by investment tax credits of $19.5 million), $5.8 million deferred tax expense from an unrealized gain arising from foreign currency translation pertaining to a foreign subsidiary, and $4.5 million increase in tax from various items, including deferred taxes, minimum taxes and revisions of prior estimates.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	December 28, 2008	December 30, 2007
Deferred tax assets:
Net operating loss carryforwards	$186,839	$210,718
Capital loss	1,744	38,780
Credit carryforwards	33,783	68,238
Reserves and accrued expenses	16,424	13,681
Intangible assets	14,388	11,347
Depreciation and amortization	9,451	9,332
Restructuring and other charges	4,001	5,680
State tax loss carryforwards	6,674	8,200
Deferred income	1,700	2,700
Unrealized loss on investment	1,412	—

Total deferred tax assets	276,416	368,676
Valuation allowance	(268,908)	(322,750)
Deferred tax liabilities:
Acquired intangible assets and goodwill	(19,512)	(15,924)
Capital gain	(3,393)	—
Depreciation	(263)	—
Capitalized technology & other	(239)	(355)
Unrealized gain on investments	—	(744)

Total net deferred taxes	$(15,899)	$28,903

At December 28, 2008, the Company has approximately $533.8 million of federal net operating losses, which will expire through 2027. The Company also has approximately $222.5 million of state tax loss carryforwards, which expire through 2017. A portion of our net operating losses were used in 2006 and 2008 to reduce the taxes otherwise payable on intercompany dividends. The utilization of a portion of these net operating losses may be subject to annual limitations under federal and state income tax legislation. Substantially all of our net operating losses and capital losses relate to the Company’s domestic operations and no tax benefit has been recorded for these losses.

Included in the credit carry-forwards are $7.3 million of investment tax credits, which expire through 2028, $16.7 million of federal research and development credits which expire through 2025, $4.3 million of federal alternative minimum tax credits which carryforward indefinitely, $11.0 million of state research and development credits which do not expire, and $0.5 million of state manufacturer’s investment credits which expire through 2012.

Included in the deferred tax assets before valuation allowance are approximately $116.8 million of cumulative tax benefits related to equity transactions, which will be credited to stockholder’s equity if and when realized.

The pretax income from foreign operations was $63.9 million, $30.4 million, and $48.2 million in 2008, 2007, and 2006, respectively. The Company recorded $4.3 million tax expense related to earnings it repatriated in 2008. In addition, the Company recorded $7.1 million tax expense in 2006 related to earnings it repatriated to fund the purchase of the Storage Semiconductor Business. These distributions do not change the Company’s intent to indefinitely reinvest undistributed earnings of the Company’s foreign subsidiaries and accordingly, no additional provision for federal and state income taxes has been provided thereon. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 28, 2008	December 30, 2007
Gross unrecognized tax benefits at December 31, 2007	$125.5	$92.5
Increases in tax positions for prior years	24.2	15.0
Decreases in tax positions for prior years	—	(1.3)
Decreases in tax positions for settlement with tax authorities	(114.3)	—
Lapse in statute limitations	(3.0)	(0.7)
Effect of foreign currency gain (loss) on translation	(9.5)	20.1

Gross unrecognized tax benefits December 28, 2008	$22.9	$125.6

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $22.9 million at December 28, 2008 (2007—$125.6 million). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 28, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.8 million (2007—$46.8 million). See Note 1 to the consolidated financial statements for additional disclosures related to the adoption of FIN 48.

The Company and its subsidiaries file income tax returns in the U.S. and in various states, local and foreign jurisdictions. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2004 through 2008 tax years generally remain subject to examination by their respective tax authorities. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next 12 months.

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

	Year ended
	December 28,	December 30,	December 31,
(in thousands)	2008	2007	2006
Net revenues
United States	$103,514	$91,307	$103,144
China	155,544	89,027	63,797
Japan	94,996	71,941	79,009
Asia, other	66,268	45,890	43,331
Taiwan	39,018	43,754	31,377
Singapore	28,889	42,969	25,195
Europe and Middle East	27,062	40,874	46,922
Other foreign	9,784	23,619	32,217

Total	$525,075	$449,381	$424,992

	December 28, 2008	December 30, 2007	December 31, 2006
Long-lived assets
Canada	$7,926	$12,241	$14,258
United States	3,640	9,871	12,736
Isreal	3,569	3,661	2,929
Other	2,603	1,650	1,576

Total	$17,738	$27,423	$31,499

During 2008, the Company had two customers, whose purchases represented a significant portion of net revenues, based on billing, including contract manufacturers and distributors. Net revenues from one customer represented approximately 14% of net revenues in 2008 (2007—12%, 2006—12%) Net revenues from a second customer were 14% of net revenues in 2008 (2007—11%, 2006—12%).

During 2008, the Company did not have any end customers, whose purchases represented 10% or more of net revenues. In 2007 and 2006, the Company had two end customers whose purchases represented 13% and 11% of our total net revenues, respectively.

NOTE 17. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
(in thousands, except per share amounts)	December 28, 2008	December 30, 2007	December 31, 2006
Numerator:
Net income (loss)	$133,923	$(49,104)	$(99,892)
Denominator:
Basic weighted average common shares outstanding (1)	221,659	216,330	203,470
Dilutive effect of employee stock options and awards	2,028	—	—
Diluted weighted average common shares outstanding (1)	223,687	216,330	203,470

Basic and diluted net income (loss) per share	$0.60	$(0.23)	$(0.49)

(1)	PMC-Sierra, Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.

In 2007 and 2006, the Company had approximately 5.5 million and $6.0 million options that were not included in diluted net loss per share because they would be antidilutive.

NOTE 18. Comprehensive Income (loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Year Ended
(in thousands)	December 29, 2008	December 30, 2007	December 31, 2006
Net income (loss)	$133,923	$(49,104)	$(99,892)
Adjustments related to adoption of FIN 48	—	4,733	—
Other comprehensive (loss) income:
Change in net unrealized gains on investments, net of tax of (2007 - $nil and 2006 - $91)	—	—	(12)
Change in fair value of derivatives, net of tax of $2,157 in 2008 (2007—$1,328 and 2006—$1,530)	(4,655)	2,564	(2,838)

Total	$129,268	$(41,807)	$(102,742)

PART II

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

In evaluating the effectiveness of our internal control over financial reporting as of December 28, 2008, we considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 28, 2008. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d -15(f) of the Securities Exchange Act of 1934 as amended).

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective control over financial reporting as of December 28, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the registrant's internal control over financial reporting. The report is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the internal control over financial reporting of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 28, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 157, Fair Value Measurements, effective January 1, 2008.

/s/ DELOITTE & TOUCHE LLP

Vancouver, Canada

February 25, 2009

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled “Election of Directors”, “Code of Business Conduct and Ethics”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Stockholder Meeting.

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Proxy Statement for the 2009 Annual Stockholder Meeting.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2009 Annual Stockholder Meeting.

Equity Compensation Plan Information:

The following table provides information as of December 28, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of outstanding RSU's	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	27,423,939	$8.58	17,796,494	(2)
Equity compensation plans not approved by security holders (3)	2,633,823	$10.83	10,529,079

Balance at December 28, 2008	30,057,762	$8.77	28,325,573	(4)

(1)	Consists of the 1994 Incentive Stock Plan (the “1994 Plan”) and the 1991 Employee Stock Purchase Plan (the “1991 Plan”).

(2)	Includes 9,512,338 shares available for issuance in the 1994 plan and 8,284,156 shares available for issuance in the 1991 Plan.

(3)	Consists of the 2001 Stock Option Plan (the “2001 Plan”), which was created to replace a number of stock option plans assumed by us in connection with mergers and acquisitions we completed prior to 2001. The number of options that may be granted under the 2001 Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled plus (iii) 10 million shares that were added to the plan in 2003. Also includes Passave Inc. 2003 Israeli Option Plan (the “2003 Plan”) and the Passave, Inc 2005 U.S. Stock Incentive Plan (the “2005 Plan”), which were assumed through the Passave acquisition.

(4)	On April 30, 2008 the security holders of PMC Sierra approved the 2008 Equity Plan (the “2008 Plan”). The effective date for the 2008 Plan is January 1, 2009. As of January 1, 2009 up to 30,000,000 shares of our common stock may be issued under the 2008 Plan. The balance of securities available for future issuance under equity compensation plans as of December 28, 2008 does not include any of the shares reserved for issuance under the 2008 Plan. The 2008 Plan shall serve as the successor to the 1994 Plan and the 2001 Plan, and no further awards shall be made under either the 1994 Plan or the 2001 Plan. As of December 28, 2008 the number of securities remaining available for future issuance under the 1994 Plan and the 2001 Plan was 18,848,744.

In accordance with the term of the 1991 Plan, on January 1, 2009 an additional 2,000,000 options were automatically available for issuance under such plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the information set forth in the section entitled “Executive Compensation Change of Control and Severance Agreements” in our Proxy Statement for the 2009 Annual Stockholder Meeting.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Stockholder Meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	1. Consolidated Financial Statements

The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

2. Financial Statement Schedules

Financial Statement Schedules required by this item are listed on page 95 of this Annual Report on Form 10-K.

3. Exhibits

The exhibits listed under Item 15(c) are filed as part of this Form 10-K Annual Report.

(b)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated by Reference

Exhibit Number	Description	Form	Date	Number	Filed herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended on May 11, 2001	10-Q	05/16/2001	3.2

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/08/2001	3.2

Exhibit Number	Description	Form	Date	Number	Filed herewith
3.3	Bylaws of the Registrant, as amended	10-Q	11/14/2001	3.2

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	08/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	02/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	09/06/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	09/19/1995	4.3

4.5	Preferred Stock Rights Agreement, as amended and restated as of July 27, 2001, by and between the Registrant and American Stock Transfer and Trust Company	10-Q	11/14/2001	4.3

4.6	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited	8-K	11/03/2005	2.1

4.7	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee	8-K	10/26/2005	2.1

4.8	Agreement and Plan of Merger dated April 4, 2006, between PMC-Sierra, Inc. and Passave Inc.	8-K	04/04/2006	2.1

10.1^	1991 Employee Stock Purchase Plan, as amended	10-K	03/01/2007	10.1

10.2^	1994 Incentive Stock Plan, as amended	10-K	03/01/2007	10.2

10.3^	2001 Stock Option Plan, as amended	10-K	03/01/2007	10.3

10.4^	2008 Equity Plan	S-8	08/12/08	4.2

10.5^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	03/28/03	10.4

10.6^	Form of Change of Control Agreement by and between the Registrant and the executive officers	10-K	03/01/2007	10.5

10.7	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. and Pilot Pacific Developments Inc.	10-K	04/14/1997	10.20

10.8	Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	08/08/2000	10.36

10.9	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

10.10	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	04/02/2001	10.44

10.11	Building Lease Agreement between Transwestern – Robinson I, LLC and PMC-Sierra US, Inc.	10-K	04/02/2001	10.45

10.12*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.	10-K	03/20/2000	10.31

10.13*	Deposit agreement dated January 31, 2000 by and between Chartered Semiconductor Manufacturing Ltd. and the Registrant.	10-Q	05/10/2000	10.35

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.14	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

10.15	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc.	10-Q	11/10/2003	10.2

10.16	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C.	10-Q	11/10/2003	10.3

11.1	Calculation of earnings per share (1)				X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants.				X

24.1	Power of Attorney (2)				X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed).				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed).				X

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission.

^	Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.

(1)	Refer to Note 17 of the consolidated financial statements included in Item 8 of Part II of this Annual Report.

(2)	Refer to Signature page of this Annual Report.

(c)	Financial Statement Schedules required by this item are listed on page 95 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: February 25, 2009	/s/ Michael W. Zellner
Michael W. Zellner
Vice President, (duly authorized officer) Chief Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory S. Lang and Michael W. Zellner, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory S. Lang Gregory S. Lang	President, Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2009

/s/ Michael W. Zellner Michael W. Zellner	Vice President, Chief Financial Officer (and Principal Accounting Officer)	February 25, 2009

/s/ Robert L. Bailey Robert L. Bailey	Chairman of the Board of Directors	February 24, 2009

/s/ Richard E. Belluzzo Richard E. Belluzzo	Director	February 24, 2009

/s/ James V. Diller James V. Diller	Director	February 24, 2009

/s/ William Kurtz William Kurtz	Director	February 24, 2009

/s/ Frank Marshall Frank Marshall	Director	February 24, 2009

/s/ Jonathan Judge Jonathan Judge	Director	February 24, 2009

/s/ Michael Farese Michael Farese	Director	February 24, 2009

SCHEDULE II—Valuation and Qualifying Accounts

	Balance at beginning of year	Charged to expenses or other accounts	Write-offs	Balance at end of year
Allowance for doubtful accounts:
December 28, 2008	$1,546	$(398)	$—	$1,148
December 30, 2007	$1,768	$(222)	$—	$1,546
December 31, 2006	$1,768	$—	$—	$1,768

Allowance for obsolete inventory and excess inventory:
December 28, 2008	$9,840	$6,010	$(6,553)	$9,297
December 30, 2007	$8,409	$2,921	$(1,490)	$9,840
December 31, 2006	$8,454	$2,276	$(2,321)	$8,409

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)