Form 10-Q
period 2009-03-29
PMC SIERRA INC
filed 2009-05-07
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 29, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

Common shares outstanding at May 1, 2009 – 222,730,323

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for per share amounts)

	Three Months Ended
	March 29, 2009	March 30, 2008 Restated - Note 1
Net revenues	$102,572	$125,040
Cost of revenues	36,803	43,306

Gross profit	65,769	81,734
Other costs and expenses:
Research and development	38,628	37,310
Selling, general and administrative	21,889	24,209
Amortization of purchased intangible assets	9,836	9,836
Restructuring costs and other charges	335	887

Income (loss) from operations	(4,919)	9,492
Other income (expense):
Foreign exchange gain	4,070	3,158
Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	(50)	4,786
Loss on subleased facilities	(538)	—
Interest income (expense), net	(811)	327

Income (loss) before provision for income taxes	(2,248)	17,763
Provision for income taxes	(1,669)	(38,686)

Net loss	$(3,917)	$(20,923)

Net loss per common share - basic and diluted	$(0.02)	$(0.10)

Shares used in per share calculation - basic and diluted	223,844	219,931

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	March 29, 2009	December 28, 2008 Restated - Note 1
ASSETS:
Current assets:
Cash and cash equivalents	$247,435	$97,839
Short-term investments	70,542	209,685
Accounts receivable, net of allowance doubtful accounts of $1,148 (2008 - $1,148)	40,372	40,191
Inventories, net	30,889	34,003
Prepaid expenses and other current assets	12,633	9,683
Deferred tax assets	883	3,949

Total current assets	402,754	395,350
Goodwill	396,144	396,144
Intangible assets, net	144,312	153,956
Prepaid expenses	22,694	—
Property and equipment, net	14,408	15,858
Investments and other assets	11,168	3,512
Deposits for wafer fabrication capacity	5,145	5,145

	$996,625	$969,965

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$17,338	$17,066
Accrued liabilities	50,703	51,390
Liability for unrecognized tax benefit	23,321	23,398
Income taxes payable	9,708	—
Deferred income taxes	4,007	2,042
Accrued restructuring costs	5,396	5,938
Deferred income	8,912	11,200

Total current liabilities	119,385	111,034
2.25% senior convertible notes due October 15, 2025	56,085	55,357
Long-term obligations	6,746	503
Deferred taxes and other tax liabilities	18,779	17,806
Liability for unrecognized tax benefit	6,989	3,352
PMC special shares convertible into 2,025 (2008 - 2,045) shares of common stock	2,638	2,655
Contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 222,372 shares issued and outstanding (2008 - 221,335)	242	241
Additional paid in capital	1,480,978	1,471,476
Accumulated other comprehensive loss	(2,059)	(3,218)
Accumulated deficit	(693,158)	(689,241)

Total stockholders’ equity	786,003	779,258

	$996,625	$969,965

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 29, 2009	March 30, 2008 Restated - Note 1
Cash flows from operating activities:
Net loss	$(3,917)	$(20,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,103	15,002
Stock-based compensation	5,461	7,006
Foreign exchange gain on tax liability, net	(3,576)	(3,605)
Gain on repurchase of senior convertible notes, net	—	(4,931)
Loss on subleased facilities	538	—
Changes in operating assets and liabilities:
Accounts receivable	(181)	(6,308)
Inventories	3,151	(1,630)
Prepaid expenses and other current assets	923	711
Accounts payable and accrued liabilities	(5,182)	(7,496)
Deferred income taxes and income taxes payable	135	38,556
Accrued restructuring costs	(542)	(1,218)
Deferred income	(2,288)	3,699

Net cash provided by operating activities	8,625	18,863

Cash flows from investing activities:
Purchases of property and equipment	(926)	(1,435)
Purchase of intangible assets	(1,270)	(4,155)
Distribution of short-term investments	139,143	—

Net cash provided by (used in) investing activities	136,947	(5,590)

Cash flows from financing activities:
Repurchase of senior convertible notes	—	(95,491)
Proceeds from issuance of common stock	4,024	3,891

Net cash provided by (used in) financing activities	4,024	(91,600)

Effect of exchange rate changes on cash and cash equivalents	—	(971)
Net increase (decrease) in cash and cash equivalents	149,596	(79,298)
Cash and cash equivalents, beginning of the period	97,839	364,922

Cash and cash equivalents, end of the period	$247,435	$285,624

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc. (the “Company” or “PMC”) designs, develops, markets and supports semiconductor solutions for Enterprise Networking, Wide Area Network Infrastructure, and Access Network markets. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim Condensed Consolidated Financial Statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2009 will consist of 52 weeks and will end on Sunday, December 27, 2009. Fiscal 2008 consisted of 52 weeks and ended on Sunday, December 28, 2008. The first quarter of 2009 and 2008 consisted of 13 weeks each.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the valuation of investments, allowance for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes including uncertain tax positions, restructuring costs, assumptions used to measure the fair value of the debt component of our senior convertible notes and contingencies. Actual results could differ from these estimates.

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value). Inventories (net of reserves of $9.8 million and $9.3 million at March 29, 2009 and December 28, 2008, respectively) were as follows:

(in thousands)	March 29, 2009	December 28, 2008
Work-in-progress	$14,501	$11,391
Finished goods	16,388	22,612

	$30,889	$34,003

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s operations and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the consolidated balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in net income (loss) when the hedged item affects net income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the quarter ended March 29, 2009, all hedges were designated as cash flow hedges.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 28, 2008 to March 29, 2009 and for the same period in the prior year were as follows:

	Three Months Ended
(in thousands)	March 29, 2009	March 30, 2008
Balance, beginning of the period	$6,031	$6,239
Accrual for new warranties issued	308	273
Reduction for payments and product replacements	(267)	(529)
Adjustments related to changes in estimate of warranty accrual	(16)	192

Balance, end of the period	$6,056	$6,175

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

During the first quarter of 2009, the Company recognized $5.5 million stock-based compensation expense. Where a tax deduction for stock-based compensation was available to the Company, a valuation allowance for the related deferred tax assets was recorded.

The Company uses the straight-line method over the requisite service period for attributing stock-based compensation expense. See Note 4 for further information on stock-based compensation.

Recent Accounting Pronouncements

Effective December 29, 2008, the Company retrospectively adopted the FASB issued Staff Position Accounting Principles Board Opinion 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements), (“APB 14-1”), as required, which changed the accounting treatment for the Company’s convertible securities which may settle fully or partially in cash. Under APB 14-1, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as debt, is recorded as equity. As a result, the debt component is recorded at a discount from its face value, reflecting its below market coupon interest rate. The debt is subsequently accreted to its face value over its expected term, with the accretion being reflected as additional interest expense in the statement of operations.

The Company’s senior convertible notes (the “Notes”) with a face value of $225.0 million were issued in October 2005 and bear interest at a rate of 2.25% per annum. At the date of issuance, the Company’s borrowing rate for similar debt instruments without any equity conversion features was estimated to be 8.0% per annum. This borrowing rate of 8.0% was estimated following guidance in Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (“SFAS 157”) using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities, all of which are defined as Level 2 observable inputs. Under APB 14-1, at the issuance date, the debt and equity components would have been $155.6 million and $69.4 million, respectively, before considering related issuance costs. The debt which is recorded at a discount from its face value is accreted to its face value over seven years, which is the earliest date at which the holders of these Notes may redeem them, with accretion being reflected as additional interest expense in the statement of operations.

The Company recorded the issuance costs of $6.8 million of which $4.7 million were deferred and are being amortized over seven years, which is the earliest date at which the holders of these Notes may redeem them, which approximates the effective interest method. The remaining $2.1 million was recorded as equity.

The following tables are reconciliations between amounts reported in previous filings as of the year-ended December 28, 2008 and for the first quarter of 2008 to the amounts reported in the current filing for these same periods to reflect retroactive adjustments:

Condensed Consolidated Balance Sheet

	Year Ended December 28, 2008
(in thousands, except for per share amounts)	Restated	As reported**
Assets:
Deferred debt issue costs*	$774	$1,127
Total assets	969,965	970,318
Liabilities and Stockholders’ Equity:
2.25% senior convertible notes due October 15, 2025	55,357	68,340
Additional paid in capital	1,471,476	1,436,306
Accumulated deficit	(689,241)	(666,701)
Total liabilities and stockholders equity	969,965	970,318

*	Deferred debt issue costs are included in the Condensed Consolidated Balance Sheets as Investments and other assets.

**	Balances are as reported in the Company's Annual Report on Form 10-K for the year ended December 28, 2008.

Condensed Consolidated Statements of Operations:

	Three Months Ended March 30, 2008
(in thousands, except for per share amounts)	Restated	As reported***
Other income (expense):
Interest income (expense)	$327	$2,234
Gain on repurchase of senior convertible notes, net of amortization of debt issue costs	4,786	1,144
Net loss	(20,923)	(22,658)
Net loss per common share - basic and diluted	$(0.10)	$(0.10)
Shares used in per share calculation - basic and diluted	219,931	219,931

Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 30, 2008
	Restated	As reported***
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	$15,002	$13,157
Gain on repurchase of senior convertible notes, net	(4,931)	(1,351)

***	Balances are as reported in the Company's Form 10-Q for the quarter ended March 30, 2008.

See Note 7. Long-Term Obligations for required disclosures under APB 14-1.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) changes the accounting for acquisitions that close beginning in 2009. More transactions and events qualify as business combinations and are accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. There was no financial reporting impact due to this new standard. The Company will apply this new standard on any future business combinations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51. SFAS 160 changes the accounting and reporting for minority interests which are recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. There was no financial reporting impact due to this new standard.

In December 2007, the Emerging Issues Task Force (the “Task Force”) of the FASB issued EITF Issue 07-1, Accounting for Collaborative Arrangements, (“EITF 07-1”). Collaborative arrangements are agreements between parties that participate in some type of joint operating activity. The Task Force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The Task Force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are effective for fiscal years beginning December 15, 2008 and are to be applied retrospectively. There was no financial reporting impact due to this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standard No.157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, Determining the Fair value of a Financial Asset When the Market for that Asset is not Active, whereby entities must account for revisions to fair value estimates resulting from the change in accounting estimate under Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, but do not need to provide the disclosures required by that Statement. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on the Condensed Consolidated Financial Statements.

In March 2008, the Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about the effects of an entity’s derivative instruments and hedging activities on its financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. There was no financial reporting impact due to this standard.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP FAS 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. There was no financial reporting impact due to this standard.

In November 2008, the Task Force of FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, (“EITF 08-7”). EITF 08-7 will require entities to account for a defensive intangible asset as a separate unit of accounting at the time of acquisition, not combined with the acquirer’s existing recognized or unrecognized intangible assets. This consensus is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and will impact the accounting for intangible assets acquired after the effective date. There was no financial reporting impact due to this standard.

NOTE 2. Derivative Instruments and Hedging Activities

PMC generates revenues in United States dollars but incurs a portion of its operating expenses in various foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

At March 29, 2009, the Company had 15 contracts outstanding to purchase Canadian dollars, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. The United States dollar notional amount of these contracts was $33.8 million and the contracts had a fair value of $(2.9) million as of March 29, 2009.

NOTE 3. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures on fair value measurements. In February 2008, the FASB issued the related FSP 157-2, Effective Date of FASB Statement No. 157 that deferred the effective date of SFAS 157 for one year for non-financial assets and liabilities recorded at fair value on a non-recurring basis. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets are available for identical assets and liabilities. The Company’s Level 1 assets include cash equivalents, which are generally acquired or sold at par value and are actively traded.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using a pricing model with inputs that are observable in the market or corroborated with observable market data. Level 2 observable inputs were used in estimating estimated interest rates used to determine the fair value of the debt component of our senior convertible notes (see Note 1. Summary of Significant Accounting Policies and Note 7. Long-Term Obligations).

Level 3 - Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS 157 and would include in Level 3 all of those whose fair value is based on significant unobservable inputs. The Company’s Level 3 assets include investments in money market funds classified in short-term investments (see Note 6. Investment Securities).

Financial assets and liabilities measured on a recurring basis as of March 29, 2009 and December 28, 2008 are summarized below:

	Fair Value, March 29, 2009
(in thousands)	Level 1	Level 2	Level 3
Assets:
Investment securities (1)	$242,225	$—	$70,542
Liabilities:
Forward currency contracts (2)	$—	$2,942	$—

	Fair value, December 28, 2008
(in thousands)	Level 1	Level 2	Level 3
Assets:
Investment securities (1)	$69,213	$—	$209,685

Liabilities:
Forward currency contracts (2)	$—	$4,630	$—

(1)	Included in cash and cash equivalents and short-term investments (see Note 6. Investment Securities).

(2)	Included in accrued liabilities

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3, for the first quarter of 2009:

(in thousands)	Level 3
Balance at December 28, 2008	$209,685
Partial distributions from the Reserve Funds	(139,143)

Balance at March 29, 2009	$70,542

NOTE 4. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the first quarter of 2009 and 2008, as follows:

	Three Months Ended
(in thousands)	March 29, 2009	March 30, 2008
Cost of revenues	$205	$315
Research and development	2,331	3,162
Selling, general and administrative	2,925	3,529

Total	$5,461	$7,006

The Company received cash of $4.0 million and $3.9 million on the issuance of stock-based awards during the first quarter of 2009 and 2008, respectively.

Equity Award Plans

The Company issues its common stock under the provisions of the 2008 Equity Plan (the “2008 Plan”). Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within five to 10 years and vest over four years.

The 2008 Plan was approved by stockholders at the 2008 Annual Meeting. The 2008 Plan became effective on January 1, 2009 (the “Effective Date”). It is a successor to the 1994 Incentive Stock Plan (the “1994 Plan”) and the 2001 Stock Option Plan (the “2001 Plan”). Up to 30,000,000 shares of our common stock have been initially reserved for issuance under the 2008 Plan. The implementation of the 2008 Plan did not affect any options or restricted stock units outstanding under the 1994 Plan or the 2001 Plan on the Effective Date. To the extent any of those options or restricted stock units subsequently terminate unexercised or prior to issuance of shares thereunder, the number of shares of common stock subject to those terminated options and restricted stock units will be added to the share reserve available for issuance under the 2008 Plan, up to an additional 15,000,000 shares. No additional shares may be issued under the 1994 Plan or the 2001 Plan. In 2006, the Company assumed the stock option plans and all outstanding stock options of Passave, Inc. as part of the merger consideration in that business combination.

Activity under the option plans during the first quarter of 2009 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at March 29, 2009
Outstanding, December 28, 2008	28,195,000	$9.35
Granted	3,239,626	$4.99
Exercised	(95,748)	$4.13
Forfeited	(1,967,442)	$13.37
Outstanding, March 29, 2009	29,371,436	$8.62	6.89	$18,252,029

Exercisable, March 29, 2009	18,592,503	$9.89	5.75	$8,322,883

No adjustment was required with respect to fully vested options that expired during the first quarter of 2009. During the first quarter of 2009, adjustments of $1.8 million were recorded as a reduction to stock-based compensation expense for pre-vesting forfeitures associated primarily with restructuring related activities carried out in 2007.

The fair value of the Company’s stock option awards granted to employees during the first quarter of 2009 was estimated using a lattice-binomial valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition in the first quarter of 2009 and 2008, respectively, using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Options
	March 29, 2009	March 30, 2008
Expected life (years)	4.48	4.06
Expected volatility	65.8%	55.5%
Risk-free interest rate	1.7%	2.2%

The weighted average grant-date fair value per stock option granted during the first quarter of 2009 and 2008, was $2.56 and $2.04 per stock option, respectively. The total intrinsic value of stock options exercised during the first quarter of 2009 was $0.2 million.

As of March 29, 2009, there was $27.6 million of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.9 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the first quarter of 2009 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at March 29, 2009
Unvested shares at December 28, 2008	1,862,762	—	—
Awarded	59,009	—	—
Released	(7,109)	—	—
Forfeited	(100,868)	—	—

End of Period	1,813,794	1.63	12,007,316
Restricted Stock Units vested and expected to vest March 29, 2009	1,467,610	1.47	9,715,577

As of March 29, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSUs was $7.9 million, which is expected to be recognized over the next 2.9 years.

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

During the first quarter of 2009, 916,383 shares were issued under the ESPP at a weighted average price of $3.96 per share. During the first quarter of 2008, 897,883 shares were issued under the ESPP at a weighted-average price of $3.91 per share. As of March 29, 2009, 7,367,773 shares were available for future issuance under the ESPP compared to 8,284,156 as at December 28, 2008.

The fair values of share purchases through the Company’s ESPP were calculated using the Black-Scholes option pricing model, applying an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	ESPP
	March 29, 2009	March 30, 2008
Expected life (years)	1.25	1.25
Expected volatility	61.8%	50.4%
Risk-free interest rate	0.7%	2.0%

The weighted average grant-date fair value of per ESPP award granted during the first quarter of 2009 was $1.29.

As of March 29, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.4 million, which is expected to be recognized over the next year.

NOTE 5. Restructuring costs and other charges

The activity related to excess facility, contract termination and severance accruals under the Company’s restructuring plans during the first quarter of 2009, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 28, 2008	$830	$178	$3,048	$1,875	$5,931
Reversals and adjustments	(3)	3	—	16	16
New charges	25	20	290	—	335
Cash payments	(136)	(91)	(377)	(286)	(890)

Balance at March 29, 2009	$716	$110	$2,961	$1,605	$5,392

Severance costs

(in thousands)	2007
Balance at December 28, 2008	$7
Reversals and adjustments	1
New charges	—
Cash payments	(4)

Balance at March 29, 2009	$4

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

To date, the Company has incurred $10.5 million in termination and relocation costs, $3.0 million for excess facilities and $2.5 million in asset impairment charges under this plan.

The Company has made payments of $12.3 million in connection with this plan. Payments related to the excess facilities may extend until 2011.

The Company initially expected to save approximately $16 million in payroll-related costs on an annualized basis. The Company achieved its prorated portion of these expected cost savings in 2007. The Company continued to contain costs in accordance with its 2007 restructuring plan, however it also initiated new R&D programs in 2008 which resulted in increases in payroll-related costs of approximately $4.9 million that partially offset the cost savings anticipated by the 2007 restructuring plan.

2006

In the third quarter of 2006, the Company closed its Ottawa, Ontario development site in order to reduce operating expenses and the space was vacated by the end of the fourth quarter of 2006. Approximately 35 positions were eliminated, primarily from research and development, resulting in the Company recording restructuring charges for termination benefits, relocation costs and accruals for excess facilities. The Company also eliminated 10 positions from research and development in its Portland, Oregon development site, resulting in restructuring charges for severance, excess facilities, contract termination costs and asset impairment.

In connection with these two actions in 2006, the Company has recorded $2.5 million in excess facilities and contract termination costs, $3.0 million in severance costs and $0.2 million in asset impairment charges, to date. The Company has made payments of $4.4 million related to the 2006 plan. To date, all severance costs under these two actions have been paid and payments related to the excess facilities will extend to 2010.

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

In the first quarter of 2009, the Company recorded an additional $0.3 million for excess facilities as the original assumptions regarding possible sublease of the exited facilities were not realized, and made payments of $0.4 million related to this plan.

To date, the Company has recorded $7.9 million for excess facilities and contract termination costs, $7.9 million for termination benefits and $0.9 million write-down of equipment and software assets whose assets were impaired as a result of this plan.

As of March 29, 2009, the Company has made payments relating to these activities of $13.9 million. All severance costs have been paid out and payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, the Company has recorded restructuring charges of $18.3 million in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. The Company has disposed of the property improvements and computer equipment and software licenses have been cancelled or are no longer being used. The Company reversed the remaining $0.5 million accrual for this restructuring plan in 2007, as it completed this portion of the lease obligation at the Santa Clara facility. The Company paid a total of $12.7 million under this plan.

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

In the first quarter of 2001, the Company recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, the Company has recorded additional provisions for abandoned office facilities totaling $3.9 million since 2004. In the first quarter of 2009, the Company made cash payments of $0.3 million related to this plan, bringing the total cash payments under the 2001 plan to $178.3 million.

The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on all of its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

NOTE 6. Investment Securities

At March 29, 2009, the Company had investments in money market funds of $312.7 million (December 28, 2008—$278.9 million), comprised of bank notes, commercial paper, certificates of deposit and floating rate notes.

$70.5 million of the investments held at March 29, 2009 relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) for which the Company has outstanding redemption orders. The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008, during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) which was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received an United States Security Exchange Commission order providing that the SEC will supervise the distribution of assets from the Primary Fund. The redemptions from the International Fund are subject to pending litigation which could cause further delay in any redemption of our investments.

The Company assessed the fair value of its money market funds, including by consideration of Level 2 and Level 3 inputs (see Note 3. Fair Value Measurements) for the Reserve Funds and their underlying securities. Based on this assessment, the Company recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share communicated by the Primary Fund.

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

The Company’s investments in money market funds are classified in the Condensed Consolidated Balance Sheet as follows:

(in millions)	March 29, 2009	December 28, 2008
Cash equivalents	$242.2	$69.2
Short-term investments	70.5	209.7

	$312.7	$278.9

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

The Notes rank equal in right of payment with our other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. The Company may redeem all or a portion of the Notes at par on and after October 20, 2012. The holders may require that the Company repurchase the Notes on October 15, 2012, 2015 and 2020, respectively.

Holders may convert the Notes into the right to receive the conversion value (i) when the Company’s stock price exceed 120% of the approximately $8.80 per share initial conversion price for a specified period, (ii) in certain change in control transactions, and (iii) when the trading price of the Notes does not exceed a minimum price level. For each $1,000 principal amount of Notes, the conversion value represents the amount equal to 113.6687 shares multiplied by the per share price of the Company’s common share at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of Notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election.

Impact of Adoption of APB 14-1

See Note 1. Summary for Significant Accounting Policies for a description of the Company’s adoption of FSP APB 14-1. The following table summarizes the effects of this new guidance on the Company’s Condensed Consolidated Balance Sheets as at March 29, 2009 and the Company’s Condensed Consolidated Statements of Operations and Cash flows for the first quarter of 2009.

Condensed Consolidated Balance Sheet

(in thousands)	March 29, 2009 Adjustments
Assets:
Deferred debt issue costs*	$23
Total assets	23
Liabilities and Stockholders’ Equity:
2.25% senior convertible notes due October 15, 2025	728
Accumulated deficit	(705)

*	Deferred debt issue costs are included in the Condensed Consolidated Balance Sheets as Investments and other assets.

Condensed Consolidated Statements of Operations

(in thousands)	Three Months Ended March 29, 2009
Other income (expense):
Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	$23
Interest income (expense), net	(728)
Net loss	(705)
Net loss per basic and diluted share	—
Shares used in per share calculation - basic and diluted	223,844

Condensed Consolidated Statements of Cash Flows:

(in thousands)	Three Months Ended March 29, 2009
Cash flows from operating activities:
Net loss	$(705)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	705

As at March 29, 2009, the carrying amount of the equity component is $35.2 million (December 28, 2008 - $35.2 million), and the carrying of the debt component is $56.1 million (December 28, 2008 - $55.4 million), which is the principal amount of $68.3 million (December 28, 2008 - $68.3 million) net of the unamortized discount of $12.2 million (December 28, $12.9 million). The deferred debt issue costs as at March 29, 2009 are $0.7 million (December 28, 2008 - $0.8 million).

The principal amount of the debt is after repurchases of the Notes in 2008. In the first and fourth quarter of 2008, the Company repurchased the principal amount of these Notes of $98.0 million and $58.7 million, respectively, for a total of $94.5 million and $43.8 million, respectively. In accordance with APB 14-1, the Company recorded gains related to the debt components on the first and fourth quarter of 2008 repurchases of $4.9 million and $10.0 million, respectively, in the Condensed Consolidated Statement of Operations, and recorded gains related to the equity components on these repurchases of $5.4 million and $10.8 million, respectively, in the Condensed Consolidated Balance Sheet as additional paid-in capital. The gains are net of expensed unamortized debt issue costs and transaction costs of $1.5 million and $0.7 million for the first and fourth quarter of 2008, respectively. To measure the fair value of the converted Notes as of the settlement dates in the first and fourth quarter of 2008, the Company calculated interest rates of 10% and 15%, respectively using Level 2 observable inputs. This rate was applied to the converted Notes and coupon interest rate using the same present value technique used in the issuance date valuation.

NOTE 8. Income Taxes

The Company recorded a provision for income taxes of $1.7 million and $38.7 million for the first quarter of 2009 and 2008, respectively.

The Condensed Consolidated Financial Statements for the first quarter of 2009 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $22.7 million recorded as long-term prepaid expenses as at March 29, 2009 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits. The tax expense in the first quarter of 2009 resulting from these transactions was $1.0 million.

During the first quarter of 2008, one of the Company’s foreign subsidiaries received a written communication from a tax authority resulting in an accrual of $26.5 million, including interest, as part of the liability for unrecognized tax benefits. This and certain other tax matters related to the 2000-2006 tax years were settled for less than had been accrued as part of the Company’s liability for unrecognized tax benefits during the latter part of fiscal 2008. In addition, in the first quarter of 2008, the Company recognized a further $2.3 million of tax expense arising from an inter-company dividend.

As at March 29, 2009, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $30.3 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 9. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended
(in thousands)	March 29, 2009	March 30, 2008
Net loss	$(3,917)	$(20,923)
Other comprehensive (loss) income:
Change in fair value of derivatives, net of tax of $529 in 2009 (2008 - deferred tax expense of $993)	1,159	(1,980)

Total	$(2,758)	$(22,903)

NOTE 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
(in thousands, except per share amounts)	March 29, 2009	March 30, 2008 Restated - Note 1
Numerator:
Net loss	$(3,917)	$(20,923)
Denominator:
Basic and diluted weighted average common shares outstanding (1)	223,844	219,931
Basic and diluted net loss per share	$(0.02)	$(0.10)

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic weighted average common shares outstanding.

Since PMC-Sierra had a net loss for the first quarter of 2009 and 2008, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the first quarter of 2009 and 2008, it would have included in the computed dilutive potential common shares and common stock equivalents totaling approximately 0.9 million and 1.0 million, respectively, relating to stock options, employee stock purchase plan, and restricted stock units. Common stock equivalents related to the 2.25% senior convertible notes were excluded from the diluted net loss per share calculation for all periods presented because they would have been anti-dilutive.

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

On February 26, 2009, the Delaware Chancery Court granted the Company’s motion to dismiss plaintiff’s books and records demand. This positive result lifted the stay on the motion to dismiss the second amended complaint in the United States District Court for the Northern District of California which is not, at this time, scheduled for hearing.

As at March 29, 2009, the Company has not accrued costs for potential losses related to the amended consolidated action.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures, interest income and expenses, restructuring activities, cash commitments, our expectation regarding our amortization of purchased intangible assets, our plans to continue to find further operational efficiencies and as to our expectation regarding distribution from certain investments.

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

OVERVIEW

Our current revenues are generated by a portfolio of more than 350 products, which we have designed and developed or acquired. Our diverse product portfolio services a number of key end markets: the Enterprise Networking market which includes our products and solutions that enable the high-speed interconnection of servers, switches and storage devices that comprise these systems so that large quantities of data can be stored, managed and moved securely; the Wide Area Network Infrastructure market whereby our products and solutions are used in networking equipment such as multi-service switches and edge routers that gather and process signals in different protocols, and then transmit them to the next destination as quickly and efficiently as possible; and the Access Networks market which encompasses both wired and wireless equipment that aggregates data traffic from enterprises and homes and transmits it to the central offices in the metropolitan area of the network.

We invest a substantial amount every year in the research and development of new semiconductor devices. We determine the amount to invest in the development of new semiconductors based on our assessment of the future market opportunities for those components, and the estimated return on investment. To compete globally we must invest in businesses and technologies that are both growing in demand and are cost competitive in the geographic markets that we serve. Going forward, we plan to continue to focus on finding innovative solutions to our customers’ needs while finding further operational efficiencies.

Results of Operations

First Quarter of 2009 and 2008

Net Revenues

	First Quarter
($ millions)	2009	2008	Change
Net revenues	$102.6	$125.0	(18)%

Net revenues for the first quarter of 2009 were $102.6 million compared to $125.0 million for the same period in 2008, a decrease of $22.4 million or 18%. Revenues generated from the Wide Area Network Infrastructure (“WAN”) market increased by 16%. Revenues generated from the Enterprise Networking market, which is served by our storage and microprocessor-based System-On-Chips (“SOC”) products decreased by 32%. Revenues generated from the Access Networks market decreased by 40%.

WAN infrastructure revenues include revenues from the wireline and wireless infrastructure products and we experienced growth in China while we experienced lower activity in North America, rest of Asia and Europe. The growth in China is attributable to our Chinese Original Equipment Manufacturer (“OEM”) customers who supply carriers building out third generation (“3G”) wireless networks in China, as well as the increasing demand for aggregation and metro optical transport equipment that is required to handle the increasing levels of data traffic in that market. The lower sales activity in rest of Asia, North America and Europe was due to lower spending on equipment by carriers in those end markets.

There was a decline in the sales to the Enterprise Networking market, as sales to our storage customers decreased due to the general seasonality of this end market, the working down of inventories, and the general slowdown in enterprise spending. Sales in our microprocessor business also decreased due to the lower demand and the inventory levels of our customers in laser printers and enterprise networking. The decline in the Access Networks market is due to the decrease in our Ethernet Passive Optical Networks (“EPON”) business in Japan and China, as inventories in those markets were being worked down.

Gross Profit

	First Quarter
($ millions)	2009	2008	Change
Gross Profit	$65.8	$81.7	(20)%
Percentage of net revenues	64%	65%

Total gross profit decreased $15.9 million in the first quarter of 2009 compared to the same period in 2008 and gross profit was 64% and 65% as a percentage of net revenues in the first quarters of 2009 and 2008, respectively.

Our underlying gross profit percentage in the first quarter of 2009 remained consistent with the same period in 2008 as average selling prices decreased in approximately the same proportion as decreases in manufacturing costs. The decrease of approximately 1% is mainly due to having a customer funded application-specific integrated circuit (“ASIC”) mask set at zero margins, which we did not have in the first quarter of 2008. The remainder of the change is attributable to product mix, which can influence our gross profit as a percentage of revenue from quarter to quarter.

Other Costs and Expenses

	First Quarter
($ millions)	2009	2008	Change
Research and development	$38.6	$37.3	3%
Percentage of net revenues	38%	30%
Selling, general and administrative	21.9	24.2	(10)%
Percentage of net revenues	21%	19%
Amortization of purchased intangible assets	9.8	9.8	—%
Percentage of net revenues	10%	8%
Restructuring costs and other charges	0.3	0.9	(67)%
Percentage of net revenues	—%	1%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D, expenses increased $1.3 million or 3% in the first quarter 2009 compared to the first quarter of 2008. Payroll costs increased by $0.3 million due to the increase in termination related costs which were partially offset by headcount reduction. Total material costs, including outside consultant services, wafer and photomask costs increased by $0.6 million related to completing more tapeouts on smaller geometries in the first quarter of 2009 than in the same period of 2008. These tapeouts on smaller geometries carry larger costs. In addition, the IBM RAID R&D programs which began in the first quarter of 2008, added additional costs in the first quarter of 2009. Our infrastructure related expenses also increased by $0.4 million due to increased equipment maintenance costs and design related software tools.

Our selling, general and administrative, or SG&A, expenses decreased by $2.3 million, or 10%, in the first quarter of 2009 compared to the first quarter of 2008. Payroll costs decreased by $1.4 million due to headcount reductions which were partially offset by the increase in termination related costs. The remainder of the decrease of $0.9 million is due to other operating expense cost reduction activities relating to marketing, training, travel, and infrastructure related expenses for equipment maintenance costs and software tools.

Amortization of Purchased Intangible Assets

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc., respectively. Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave in the first quarter of 2009 was $4.7 million and $5.1 million, respectively. Amortization from the Storage Semiconductor Business and Passave in the first quarter of 2008 was $4.7 million and $5.1 million, respectively.

Restructuring costs and other charges

The activity related to excess facility and severance accruals, under our restructuring plans during the first quarter of 2009, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 28, 2008	$830	$178	$3,048	$1,875	$5,931
Reversals and adjustments	(3)	3	—	16	16
New charges	25	20	290	—	335
Cash payments	(136)	(91)	(377)	(286)	(890)

Balance at March 29, 2009	$716	$110	$2,961	$1,605	$5,392

Severance costs

(in thousands)	2007
Balance at December 28, 2008	$7
Reversals and adjustments	1
New charges	—
Cash payments	(4)

Balance at March 29, 2009	$4

During the first quarter of 2009, we made payments totaling $0.9 million for severance and excess facility costs incurred in connection with past restructuring plans. In addition, we recorded an additional $0.3 million for excess facilities as original assumptions regarding possible sublease on exited facilities were not realized.

Payments for excess facilities under these restructuring plans may extend to 2011.

Further details regarding each of the restructuring plans noted in the above table are available in our Annual Report on Form 10-K for the year ended December 28, 2008.

Other Income (Expense)

(in millions)	First Quarter		Change
	2009	2008 Restated
Foreign exchange gain	$4.1	$3.2	(28%)
Percentage of net revenues	4.0%	2.6%
Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	(0.1)	4.8	(102%)
Percentage of net revenues	(0.1%)	3.8%
Loss on subleased facilities	(0.5)	—	(100%)
Percentage of net revenues	(0.5%)	—
Interest income (expense), net	(0.8)	0.3	(367%)
Percentage of net revenues	(0.8%)	0.2%
Provision for income taxes	(1.7)	(38.7)	96%
Percentage of net revenues	(1.7%)	(31.0%)

Foreign Exchange Gain

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged through the fourth quarter of 2009.

Our net foreign exchange gain was $4.1 million in the first quarter of 2009, which was primarily due to a $3.6 million foreign exchange gain on the revaluation of our net foreign tax liability. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). The revaluation of this foreign tax liability was required because of depreciation of other currencies against the United States Dollar. The foreign exchange rate between the United States Dollar and the currencies of countries where we have significant tax liabilities appreciated 2% in the first quarter of 2009 compared to appreciating 4% in the first quarter of 2008.

Gain on Repurchase of Senior Convertible Notes, net and Amortization of Debt Issue Costs

In connection with our repurchase of $98.0 million principal amount of our senior convertible notes in the first quarter of 2008, we recognized a gain of $4.9 million which is net of the related deferred debt issue costs and transaction costs expensed.

Loss on Subleased Facilities

We recorded a $0.5 million loss on subleased facilities during the first quarter of 2009.

Interest Income (Expense), net

Net interest income decreased by $1.1 million in the first quarter of 2009 compared to the first quarter of 2008 due partly to lower investment yields, partially offset by decreasing interest expense due to the servicing of this debt.

Provision for Income Taxes

We recorded a provision for income taxes of $1.7 million and $38.7 million for the first quarter of 2009 and 2008, respectively. Part of the reason for the decrease is due to the product and income mix across our subsidiaries. Also, during the first quarter of 2008, one of our foreign subsidiaries received a written communication from a tax authority, resulting in an accrual of $26.5 million, including interest, as part of the liability for unrecognized tax benefits. This and certain other tax matters related to the 2000-2006 tax years were settled for less than had been accrued as part of our liability for unrecognized tax benefits during the latter part of fiscal 2008.

The financial statements for the first quarter of 2009 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $22.7 million recorded as long-term prepaid expenses as at March 29, 2009 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits. The tax expense in the first quarter of 2009 resulting from these transactions was $1.0 million.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1. Summary of Significant Accounting Policies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 28, 2008, which also provides commentary on our most critical accounting estimates. The following estimates are of note:

Valuation of Goodwill and Intangible Assets

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). The amounts allocated to IPR&D are expensed immediately. The amounts allocated to, and the useful lives estimated for other intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. If assumptions and estimates used to allocate the purchase price prove to be inaccurate based on actual results, future asset impairment charges could be required.

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

There were no indications of impairment to goodwill or intangible assets during the first quarter of 2009. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

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

Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of our stock price. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. Our estimates of expected volatilities are based on a weighted historical and market-based implied volatility. In order to determine the expected life of the awards, we use historical data to estimate option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior, such as directors or executives, are considered separately for valuation purposes. The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data.

The assumptions used in calculating the fair value of stock-based awards involve estimates that require management judgment. If factors change and we use different assumptions, our stock-based compensation expense could change significantly in the future. In addition, if our actual forfeiture rate is different from our estimate, our stock-based compensation expense could change significantly in the future. See Note 1. Summary of Significant Accounting Policies and Note 4 Stock-Based Compensation to the Condensed Consolidated Financial Statements for further information on stock-based compensation.

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

Our operations are conducted in a number of countries with complex tax legislation and regulations pertaining to our activities. We have recorded income tax liabilities based on our estimates and interpretations of those regulations for the countries in which we operate. However, our estimates are subject to review and assessment by the tax authorities and the courts of those countries. For example, our estimated tax provision rate decreased significantly at the end of 2008 due to one of our foreign subsidiaries settling several ongoing tax matters for tax years 2000-2006. As a result, we recognized tax benefits of $124.1 million that was previously included in the liability for unrecognized tax benefits. The timing of any such review and final assessment of our liabilities by local authorities is substantially out of our control and is dependent on the actions by those authorities in the countries in which we operate. Any re-assessment of our tax liabilities by tax authorities may result in adjustments of the income taxes we pay or refunds that are due to us.

Investment in Cash Equivalents, Short-Term Investments and Investment Securities

Our cash equivalents, short-term investments and investment securities are comprised solely of money market funds, which may include debt securities with minimum ratings of P-1 or A by Moody’s, or A-1 or A by Standard and Poor’s, or equivalent. At March 29, 2009, these securities had an estimated fair value of $312.7 million.

Beginning in the first quarter of fiscal 2008, the assessment of fair value is based on the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements. We determined the fair value of our money market funds using quoted prices from active markets, quoted prices for similar assets from third-party sources and by performing valuation analyses. In determining if and when a decline in market value below the carrying value of our money market funds is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition and other key measures for our investments. We assess impairment of our money market fund investments in accordance with FASB Staff Position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

During 2008, we assessed the fair value of our money market funds by giving consideration to Level 2 and Level 3 inputs (see Note 3. Fair Value Measurements) in accordance with the fair value hierarchy of SFAS 157 for the Reserve Funds and their underlying securities. Based on this assessment, we recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share communicated by the Reserve Funds’ Primary Fund. We reassessed the fair value of our investments in money market funds for the first quarter 2009, and there were no further impairments.

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

Business Outlook

We expect our revenues for the second quarter of 2009 to be approximately $114 to $124 million.

We anticipate our second quarter 2009 gross margin percentage to be 66% plus or minus 50 basis points including approximately $0.2 million stock-based compensation expense. As in past quarters this could vary depending on the volume of products sold, since many of our costs are fixed. Margins may also vary depending on the mix of products sold. In addition, part of the increase in expected gross margin in the second quarter of 2009 is due to not having a customer funded ASIC mask set at zero margin in the second quarter as we did in the first quarter.

We expect our second quarter 2009 research and development, and selling, general and administrative expenses, to be approximately between $57.8 million to $58.8 million, including stock-based compensation expense of approximately between $4.8 million to $5.8 million. Therefore, we expect our second quarter operating research and development, and selling, general and administrative expenses, to be approximately $53.0 million.

We expect that we will continue to incur significant amortization of purchased intangible assets related to our 2006 acquisitions in the second quarter of 2009.

We anticipate that net interest income will be approximately $0.2 million in the second quarter of 2009 which is primarily from net interest income from our cash position, offset by interest expense incurred on servicing our outstanding senior convertible notes.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations and our short term investments. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repurchase our senior convertible notes and finance working capital. The combination of cash, cash equivalents, and short-term securities at March 29, 2009 and December 29, 2008 totaled $318.0 million and $307.5 million, respectively. As of March 29, 2009 and December 28, 2008, we had $56.1 million and $55.4 million of senior convertible notes outstanding, respectively recorded on our consolidated balance sheets. The face value of the senior convertible notes as at March 29, 2009 and December 28, 2008 was $68.3 million.

$70.5 million of our short term investments held at March 29, 2009 relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) for which we have outstanding redemption orders. The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008 during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) which was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received an U.S. Security Exchange Commission (the “SEC”) order providing that the SEC will supervise the distribution of assets from the fund. The redemptions from the International Fund are subject to pending litigation which could cause further delay in any redemption of our investments.

Our investments in shares of the Reserve Funds are classified in the Condensed Consolidated Balance Sheet as follows:

(in millions)	March 29, 2009	December 28, 2008
Cash equivalents	$242.2	$69.2
Short-term investments	70.5	209.7

	$312.7	$278.9

During the first quarter 2009, we received distributions of $139.1 million from the Reserve Funds and expect the remainder of this investment to be distributed within the following nine months.

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

See Critical Accounting Estimates – Investment in Cash Equivalents, Short Term Investments and Investment Securities for additional information.

Operating Activities - During the first quarter of 2009, we generated net positive operating cash flows of $8.6 million, which was $10.2 million lower than the $18.9 million generated in the same period in 2008.

Significant changes in working capital accounts in the first quarter of 2009 included:

•	a $3.1 million decrease in inventory as sales booked and billed within the quarter exceeded 1, meaning inventory sold was on hand at the start of the quarter;

•	a $5.2 million decrease in accounts payable and accrued liabilities related to payments of payroll-related items during the first quarter; and

•

a $2.3 million decrease in deferred revenues, as inventory levels at a certain distributor had a quarter over quarter decrease in inventory; this decrease was driven by strong sales of our wireless infrastructure products as well as controlled shipments of new inventory to this distributor in light of current market conditions.

Investing Activities - Net cash generated from investing activities of $136.9 million in the first quarter of fiscal 2009 included $139.1 million from distributions received from the Reserve Funds partially offset by $2.1 million for purchases of property, plant and equipment and intellectual property. Net cash used in investing activities of $5.6 million during the first quarter of 2008 was for purchases of property, plant, and equipment and intellectual property.

Financing activities – Net cash from financing activities in the first quarter of 2009 was from proceeds from the issuance of common shares under our employee stock plans. In the first quarter of 2008, the net use of cash of $91.6 million was comprised of $95.5 million related to the repurchase of senior convertible notes partially offset by $3.9 million in proceeds from the issuance of common shares under our employee stock plans.

As of March 29, 2009, we had cash commitments made up of the following:

(in thousands)	Total	2009	2010	2011	2012	2013	After 2013
Contractual Obligations
Operating Lease Obligations:
Minimum Rental Payments	$24,340	$8,265	$11,220	$4,774	$81	$—	$—
Estimated Operating Cost Payments	7,742	2,979	3,480	1,283	—	—	—
Long Term Debt:
Principal Repayment	68,340	—	—	—	—	—	68,340
Interest Payments	26,142	1,538	1,538	1,538	1,538	1,538	18,452
Purchase and other Obligations	19,585	19,270	315	—	—	—	—

	$146,149	$32,052	$16,553	$7,595	$1,619	$1,538	$86,792

In addition to the amounts shown in the table above, we have recorded $30.3 million liability for unrecognized tax benefits in accordance with FIN 48 as of March 29, 2009 and we are uncertain as to if or when such amounts may be realized.

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $11.8 million at April 30, 2009 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

We expect to use approximately $10.2 million of cash in the remainder of 2009 for capital expenditures and purchases of intellectual property.

Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, capital expenditure, and remaining restructuring requirements through 2009.

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

Senior Convertible Notes:

At March 29, 2009, $68.3 million in face value of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our Notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in Canadian and other foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, particularly in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts on behalf of our Canadian subsidiary. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our foreign currency forward contracts failed to complete the terms of their contracts, we would purchase Canadian dollars at the spot rate as of the date the funds were required. If the counterparties to our foreign currency forward contracts that matured in the fiscal quarter ended March 29, 2009 had not fulfilled their contractual obligations and we were required to purchase Canadian dollars at the spot rate, our operating income for the first quarter would have decreased by $2.1 million.

At March 29, 2009, we had 15 contracts outstanding to purchase Canadian dollars, all with maturities of less than 12 months that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $33.8 million and the contracts had a fair value of $(2.9) million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first quarter of 2009, we recorded a $3.6 million foreign exchange gain on the revaluation of our net tax liability in a foreign jurisdiction. The revaluation of our foreign income tax liability was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact pre-tax income by approximately $2.0 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2009, the Delaware Chancery Court granted us the motion to dismiss the plaintiff’s books and records demand. This positive result lifted the stay on the motion to dismiss the second amended complaint in the United States District Court for the Northern District of California which is not, at this time, scheduled for hearing.

As at March 29, 2009, the Company has not accrued costs for potential losses related to the amended consolidated action.

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

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. We have experienced delays in redemptions of our money market funds and we have recognized an $11.8 million loss on investment securities on our shares of the Reserve International Liquidity Fund, Ltd. and the Reserve Primary Fund during 2008. Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

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

We depend on a limited number of customers for large portions of our revenues. In the first quarter of 2009, we had three end customers that each accounted for more than 10% of our revenues. Through direct, distributor and subcontractor purchases, Cisco Systems and HP Corporation each accounted for more than 10% of our revenues in the first quarter of 2008. In the first quarter of 2009, our top ten customers accounted for more than 75% of our revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

The loss of a key customer, or a reduction in our sales to any major customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations.

Changes in the political and economic climate in the countries we do business may adversely affect our operating results.

We earn a substantial proportion of our revenues in Asia. We conduct an increasing portion of our research and development and manufacturing activities outside North America. We procure substantially all of our wafers from Taiwan and use assemblers and testers throughout Asia.

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

Our results of operations are increasingly dependent on our sales in China, which accounted for 46% of our revenues in the first quarter of 2009 compared to 24% in the first quarter of 2008. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial negative impact on our business. The growth of Fibre-To-The-Home technology in China has continued to be strong, however, a slowdown in that growth would have an adverse impact on our operating results.

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

Hostilities in the Middle East and India may have a significant impact on our Israeli and India subsidiaries’ ability to conduct their business.

We have research and development facilities located in Israel and India which employ approximately 170 and 70 people, respectively. A catastrophic event, such as a terrorist attack that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and our operating results.

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

We are experiencing significantly greater competition in the markets in which we participate. We are expanding into markets, such as the Enterprise Networking and Access Networks markets, which have established incumbents with substantial financial and technological resources. We expect more intense competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

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

We have applied the guidance in the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, in determining our accrued liability for unrecognized tax benefits, which totaled $30.3 million on a world-wide consolidated basis as at March 29, 2009. The ultimate resolution of outstanding tax matters could be for amounts in excess of our reserves established in accordance with FIN 48. Such events could have a material adverse effect on our liquidity or cash flows in the quarter in which an adjustment is recorded or the tax payment is due.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $3.6 million foreign exchange gain on the revaluation of our income tax liability, net of deferred tax assets, in the first quarter of 2009 because of the fluctuations in the U.S. dollar against foreign currencies. A five percentage shift in the foreign exchange rates between U.S. dollar and the Canadian dollar would cause an approximately $2.0 million impact to our pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In 2008, two outside wafer foundries supply more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

We depend on third parties for the assembly and testing of our semiconductor products which could delay and limit our product shipments.

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

In preparing our financial statements, we make good faith estimates and judgments that may differ materially from actual results.

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and judgments in applying our most critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our consolidated financial statements. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the valuation of investments, allowance for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes including uncertain tax positions, restructuring costs, assumptions used to measure the fair value of the debt component of our senior convertible notes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore their application would not require us to make estimates or judgments that are as significant, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates or their related assumptions change, our operating results for the periods in which we revise our estimates or assumptions could be adversely materially affected.

We have significant debt in the form of senior convertible notes.

We have $56.1 million carrying value ($68.3 million of face value) of our 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote By Stockholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits –

11.1	Calculation of net loss per share – included in Note 10. Net Loss Per Share of the financial statements included in Item I of Part I of this Quarterly Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC. (Registrant)

Date: May 7, 2009	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and
Principal Accounting Officer