Form 10-Q
period 2009-06-28
PMC SIERRA INC
filed 2009-08-06
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common shares outstanding at July 31, 2009 – 224,864,061

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
		Restated - Note 1		Restated - Note 1
Net revenues	$123,194	$139,839	$225,766	$264,879
Cost of revenues	39,413	49,073	76,216	92,379

Gross profit	83,781	90,766	149,550	172,500

Other costs and expenses:
Research and development	36,383	39,995	75,011	77,305
Selling, general and administrative	22,222	24,180	44,111	48,389
Amortization of purchased intangible assets	9,836	9,836	19,672	19,672
Restructuring costs and other charges	303	157	638	1,044

Income (loss) from operations	15,037	16,598	10,118	26,090

Other income (expense):
Foreign exchange gain (loss)	(2,867)	(1,066)	1,203	2,092
Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	(50)	(93)	(100)	4,693
Loss on subleased facilities	—	—	(538)	—
Interest income (expense), net	(841)	113	(1,652)	440

Income before provision for income taxes	11,279	15,552	9,031	33,315

(Provision for) recovery of income taxes	(3,430)	120,397	(5,099)	81,711

Net income	$7,849	$135,949	$3,932	$115,026

Net income per common share - basic	$0.03	$0.62	$0.02	$0.52
Net income per common share - diluted	$0.03	$0.60	$0.02	$0.52

Shares used in per share calculation - basic	224,861	221,008	224,353	220,470
Shares used in per share calculation - diluted	227,883	224,984	226,327	222,966

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	June 28, 2009	December 28, 2008 Restated - Note 1

ASSETS:
Current assets:
Cash and cash equivalents	$169,880	$97,839
Short-term investments	67,453	209,685
Accounts receivable, net of allowance doubtful accounts of $1,204 (2008 - $1,148)	45,441	40,191
Inventories, net	25,522	34,003
Prepaid expenses and other current assets	17,869	9,683
Deferred tax assets	1,107	3,949

Total current assets	327,272	395,350
Goodwill	396,144	396,144
Intangible assets, net	132,986	153,956
Investment securities	117,239	—
Prepaid expenses	23,700	—
Property and equipment, net	14,575	15,858
Investments and other assets	10,046	3,512
Deposits for wafer fabrication capacity	5,145	5,145

	$1,027,107	$969,965

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$16,392	$17,066
Accrued liabilities	52,907	51,390
Liability for unrecognized tax benefit	25,371	23,398
Income taxes payable	15,012	—
Deferred income taxes	2,106	2,042
Accrued restructuring costs	5,019	5,938
Deferred income	10,585	11,200

Total current liabilities	127,392	111,034
2.25% senior convertible notes due October 15, 2025	56,827	55,357
Long-term obligations	5,481	503
Deferred taxes	20,085	17,806
Liability for unrecognized tax benefit	7,563	3,352

PMC special shares convertible into 2,023 (2008 - 2,045) shares of common stock	2,637	2,655

Contingencies (Note 11)

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 223,559 shares issued and outstanding (2008 - 221,335)	243	241
Additional paid in capital	1,491,286	1,471,476
Accumulated other comprehensive income (loss)	902	(3,218)
Accumulated deficit	(685,309)	(689,241)

Total stockholders’ equity	807,122	779,258

	$1,027,107	$969,965

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 28, 2009	June 29, 2008 Restated - Note 1

Cash flows from operating activities:
Net income	$3,932	$115,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,289	29,652
Stock-based compensation	11,092	14,362
Non-cash accretion of investment securities	(1,054)	—
Foreign exchange gain on tax liability, net	(687)	(2,527)
Gain on repurchase of senior convertible notes, net	—	(4,931)
Loss on subleased facilities	538	—

Changes in operating assets and liabilities:
Accounts receivable	(5,250)	(5,680)
Inventories	8,732	(3,472)
Prepaid expenses and other current assets	(916)	895
Accounts payable and accrued liabilities	(2,843)	(6,133)
Deferred income taxes and income taxes payable	3,086	(82,381)
Accrued restructuring costs	(919)	(2,461)
Deferred income	(615)	791

Net cash provided by operating activities	43,385	53,141

Cash flows from investing activities:
Purchases of property and equipment	(2,983)	(3,369)
Purchase of intangible assets	(1,384)	(4,330)
Distributions of short-term investments	170,802	—
Disposals of investment securities	1,000	—
Purchases of investment securities	(145,797)	—

Net cash provided by (used in) investing activities	21,638	(7,699)

Cash flows from financing activities:
Repurchase of senior convertible notes	—	(95,491)
Proceeds from issuance of common stock	7,018	8,059

Net cash provided by (used in) financing activities	7,018	(87,432)

Effect of exchange rate changes on cash and cash equivalents	—	(658)
Net increase (decrease) in cash and cash equivalents	72,041	(42,648)
Cash and cash equivalents, beginning of the period	97,839	364,922

Cash and cash equivalents, end of the period	$169,880	$322,274

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

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim Condensed Consolidated Financial Statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2009 will consist of 52 weeks and will end on Sunday, December 27, 2009. Fiscal 2008 consisted of 52 weeks and ended on Sunday, December 28, 2008. The first two quarters of 2009 and 2008 consisted of 26 weeks each.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories (net of reserves of $10.0 million and $9.3 million at June 28, 2009 and December 28, 2008, respectively) were as follows:

(in thousands)	June 28, 2009	December 28, 2008
Work-in-progress	$15,596	$11,391
Finished goods	9,926	22,612

	$25,522	$34,003

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s operations and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the Condensed Consolidated Balance Sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in net income (loss) when the hedged item affects net income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the quarter ended June 28, 2009, all hedges were designated as cash flow hedges.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 28, 2008 to June 28, 2009 and for the same period in the prior year were as follows:

	Six Months Ended
(in thousands)	June 28, 2009	June 29, 2008
Balance, beginning of the period	$6,031	$6,239
Accrual for new warranties issued	678	597
Reduction for payments and product replacements	(466)	(926)
Adjustments related to changes in estimate of warranty accrual	(155)	252

Balance, end of the period	$6,088	$6,162

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

During the three and six months ended June 28, 2009, the Company recognized $5.6 million and $11.1 million in stock-based compensation expense, respectively. Where a tax deduction for stock-based compensation was available to the Company, a valuation allowance for the related deferred tax assets was recorded.

The Company uses the straight-line method over the requisite service period for attributing stock-based compensation expense. See Note 4 for further information on stock-based compensation.

Recent Accounting Pronouncements

Effective December 29, 2008, the Company retrospectively adopted the Financial Accounting Standards Board (“FASB”) issued Staff Position Accounting Principles Board Opinion 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements), (“APB 14-1”), as required, which changed the accounting treatment for the Company’s convertible securities, which may settle fully or partially in cash. Under APB 14-1, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as debt, is recorded as equity. As a result, the debt component is recorded at a discount from its face value, reflecting its below market coupon interest rate. The debt is subsequently accreted to its face value over its expected term, with the accretion being reflected as additional interest expense in the consolidated statement of operations.

The Company’s senior convertible notes (the “Notes”) with a face value of $225.0 million were issued in October 2005 and bear interest at a rate of 2.25% per annum. At the date of issuance, the Company’s borrowing rate for similar debt instruments without any equity conversion features was estimated to be 8.0% per annum. This borrowing rate of 8.0% was estimated following guidance in Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (“SFAS 157”) using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities, all of which are defined as Level 2 observable inputs. Under APB 14-1, at the issuance date, the debt and equity components would have been $155.6 million and $69.4 million, respectively, before considering related issuance costs. The debt which is recorded at a discount from its face value is accreted to its face value over seven years, which is the earliest date at which the holders of these Notes may redeem them, with accretion being reflected as additional interest expense in the consolidated statement of operations.

The Company recorded the issuance costs of $6.8 million of which $4.7 million were deferred and are being amortized over seven years, which is the earliest date at which the holders of these Notes may redeem them, which approximates the effective interest method. The remaining $2.1 million was recorded as equity.

The following tables are reconciliations between amounts reported in previous filings as of the year-ended December 28, 2008 and for the second quarter of 2008 to the amounts reported in the current filing for these same periods to reflect retroactive adjustments:

	Year Ended December 28, 2008
(in thousands)	Restated	As reported**
Assets:
Deferred debt issue costs*	$774	$1,127
Total assets	969,965	970,318

Liabilities and Stockholders’ Equity:
2.25% senior convertible notes due October 15, 2025	55,357	68,340
Additional paid in capital	1,471,476	1,436,306
Accumulated deficit	(689,241)	(666,701)
Total liabilities and stockholders equity	969,965	970,318

*	Deferred debt issue costs are included in the Condensed Consolidated Balance Sheets as Investments and other assets.
**	Balances are as reported in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

	Three Months Ended June 29, 2008		Six Months Ended June 29, 2008
(in thousands, except for per share amounts)	Restated	As reported***	Restated	As reported***
Condensed Consolidated Statement of Operations:

Interest income (expense)	$113	$1,387	$440	$3,621

Gain on repurchase of senior convertible notes, net of amortization of debt issue costs	(93)	(136)	4,693	1,008
Net income	$135,949	$137,180	$115,026	$114,522
Net income per common share - basic	$0.62	$0.62	$0.52	$0.52
Net income per common share - diluted	$0.60	$0.61	$0.52	$0.51

Shares used in per share calculation - basic	221,008	221,008	220,470	220,470
Shares used in per share calculation - diluted	224,984	224,984	222,966	222,966

***	Balances are as reported in the Company’s Form 10-Q for the quarter ended June 29, 2008.

(in thousands)	Six Months Ended June 29, 2008
Condensed Consolidated Statements of Cash Flows:	Restated	As reported***
Cash flows from operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$29,652	$26,576
Gain on repurchase of senior convertible notes, net	(4,931)	(1,351)

***	Balances are as reported in the Company’s Form 10-Q for the quarter ended June 29, 2008.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No.157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, Determining the Fair value of a Financial Asset When the Market for that Asset is not Active, whereby entities must account for revisions to fair value estimates resulting from the change in accounting estimate under Statement of Financial

Accounting Standard No. 154, Accounting Changes and Error Corrections, but do not need to provide the disclosures required by that Statement. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on the Condensed Consolidated Financial Statements.

In March 2008, the Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about the effects of an entity’s derivative instruments and hedging activities on its financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. There was no financial reporting impact due to the adoption of this standard.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP FAS 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. There was no financial reporting impact due to the adoption of this standard.

In November 2008, the Task Force of FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, (“EITF 08-7”). EITF 08-7 will require entities to account for a defensive intangible asset as a separate unit of accounting at the time of acquisition, not combined with the acquirer’s existing recognized or unrecognized intangible assets. This consensus is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and will impact the accounting for intangible assets acquired after the effective date. There was no financial reporting impact due to the adoption of this standard.

In April 2009, the FASB issued three FSP’s intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. These FSPs were effective for the Company beginning the second quarter of fiscal 2009. There was no material effect to the Company’s financial statements due to the adoption of this standard.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009, to be applied prospectively. There was no financial reporting impact due to the adoption of this standard. The Company has evaluated subsequent events through August 5, 2009, the date of issuance of our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles: authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will apply the new guidelines and numbering system prescribed by the Codification in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it is not expected to change our application of current GAAP.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, (“SFAS No. 166”). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS No. 166 in fiscal 2010 and are evaluating the impact it will have on our consolidated financial statements.

NOTE 2. Derivative Instruments and Hedging Activities

PMC generates revenues in United States dollars but incurs a portion of its operating expenses in various foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

At June 28, 2009, the Company had 12 contracts outstanding to purchase Canadian dollars, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. As of June 28, the United States dollar notional amount of these contracts was $17.7 million and the contracts had a fair value gain of $1.3 million, which was recorded in other comprehensive income net of taxes of $0.4 million on the consolidated balance sheet.

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

Level 1 – Quoted prices in active markets are available for identical assets and liabilities. The Company’s Level 1 assets include cash equivalents, short-term investments, and long-term investments securities, which are generally acquired or sold at par value and are actively traded.

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

Financial assets and liabilities measured on a recurring basis as of June 28, 2009 are summarized below:

	Fair Value, June 28, 2009
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$159,343	$—	$38,883
US Treasury and government agency notes (1)	68,337	—	—
Corporate bonds and notes (1)	53,859	—	—
US States and municipal securities	15,122	—	—
Foreign government and agency notes (1)	12,854	—	—
Forward currency contracts (2)	—	1,346	—

Total assets	$309,515	$1,346	$38,883

Liabilities:
2.25% senior convertible notes due October 15, 2025 (3)	$—	$56,827	$—

Total liabilities	$—	$56,827	$—

(1)	Included in cash and cash equivalents, short-term investments and long-term investment securities (see Note 6. Investment Securities).
(2)	Included in Prepaid expenses.
(3)	See Note 7. Long-term Obligations.

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3, for the second quarter of 2009:

(in thousands)	Level 3
Balance at December 28, 2008	$209,685
Partial distributions from the Reserve Funds	(139,143)

Balance at March 29, 2009	70,542

Partial distributions from the Reserve Funds	(31,659)

Balance at June 28, 2009	$38,883

The carrying value of cash, accounts receivable and accounts payable approximate fair value because of their short maturities.

NOTE 4. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the first three and six months of 2009 and 2008, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Cost of revenues	$226	$410	$431	$725
Research and development	2,062	3,220	4,393	6,383
Selling, general and administrative	3,343	3,726	6,268	7,254

Total	$5,631	$7,356	$11,092	$14,362

The Company received cash of $3.0 million and $7.0 million related to the issuance of stock-based awards during the three and six months ended June 28, 2009, respectively. The Company received cash of $4.2 million and $8.1 million during the three and six months ended June 29, 2008.

Equity Award Plans

The Company issues its common stock under the provisions of the 2008 Equity Plan (the “2008 Plan”). Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

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

Activity under the option plans during the six months ended June 28, 2009 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at June 28, 2009
Outstanding, December 28, 2008	28,195,000	$9.35
Granted	3,941,101	$5.31
Exercised	(973,492)	$5.50
Forfeited	(2,626,189)	$12.36
Outstanding, June 28, 2009	28,536,420	$8.65	6.79	$35,036,338

Exercisable, June 28, 2009	18,538,902	$9.93	5.72	$16,299,800

No adjustment was required with respect to fully vested options that expired during the three and six months ended June 28, 2009. During the three and six months ended June 28, 2009, adjustments of $3.5 million and $5.3 million, respectively, were recorded for pre-vesting forfeitures associated primarily with restructuring related activities carried out in 2007.

The fair value of the Company’s stock option awards granted to employees during the six months ended June 28, 2009, was estimated using a lattice-binomial valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Expected life (years)	4.4	5.4	4.5	4.6
Expected volatility	66%	59%	66%	57%
Risk-free interest rate	1.7%	3.2%	1.7%	2.6%

The weighted average grant-date fair value per stock option granted during the three and six months ended June 28, 2009, was $3.42 and $2.72 respectively, per stock option. The total intrinsic value of stock options exercised during the three and six months ended June 28, 2009 was $2.1 million and $2.2 million, respectively.

As of June 28, 2009, there was $24.9 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.8 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the six months ended June 28, 2009 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at June 28, 2009
Unvested shares at December 28, 2008	1,862,762	—	—
Awarded	1,062,239	—	—
Released	(335,663)	—	—
Forfeited	(142,168)	—	—

End of Period	2,447,170	2.04	$19,283,700
Restricted Stock Units vested and expected to vest June 28, 2009	1,916,657	1.97	$15,103,258

As of June 28, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $11.9 million, which is expected to be recognized over the next 3.2 years.

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

During the first quarter of 2009, 916,383 shares were issued under the ESPP at a weighted average price of $3.96 per share. No ESPP awards were granted during the three months ended June 28, 2009. As of June 28, 2009, 9,367,773 shares were available for future issuance under the ESPP compared to 8,284,156 as at December 28, 2008.

The weighted average grant-date fair value of per ESPP award granted during the first quarter of 2009 was $1.29.

As of June 28, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.1 million, which is expected to be recognized over the next 0.9 years.

NOTE 5. Restructuring Costs and Other Charges

The activity related to excess facility, contract termination and severance accruals under the Company’s restructuring plans during the first six months of 2009, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 28, 2008	$830	$178	$3,048	$1,875	$5,931

Reversals and adjustments	28	9	—	84	121
New charges	25	82	450	—	557
Cash payments	(210)	(143)	(719)	(518)	(1,590)

Balance at June 28, 2009	$673	$126	$2,779	$1,441	$5,019

Severance costs

(in thousands)	2007
Balance at December 28, 2008	$7

Reversals and adjustments	1
New charges	—
Cash payments	(8)

Balance at June 28, 2009	$—

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

In connection with this plan, the Company has recorded $10.5 million in termination and relocation costs, $3.0 million for excess facilities and $2.5 million in asset impairment charges to date.

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

In connection with these two actions in 2006, the Company has recorded $2.6 million in excess facilities and contract termination costs, $3.0 million in severance costs and $0.2 million in asset impairment charges, to date. The Company has made payments of $4.5 million related to the 2006 plan. To date, all severance costs under these two actions have been paid and payments related to the excess facilities will extend to 2010.

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

In the six months ended June 28, 2009, the Company recorded an additional $0.5 million for excess facilities as the original assumptions regarding possible sublease of the exited facilities were not realized, and made payments of $0.7 million related to this plan.

In connection with this plan, the Company has recorded $8.0 million for excess facilities and contract termination costs, $7.9 million for termination benefits and $0.9 million write-down of equipment and software assets whose assets were impaired to date.

The Company has made payments relating to these activities of $14.1 million related to the 2005 plan. All severance costs have been paid out and payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, the Company has recorded restructuring charges of $18.3 million in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. The Company has disposed of the property improvements and computer equipment and software licenses have been cancelled or are no longer being used. The Company reversed the remaining $0.5 million accrual for this restructuring plan in 2007, as it completed this portion of the lease obligation at the Santa Clara facility. The Company has paid a total of $12.7 million under this plan.

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

In the first quarter of 2001, the Company recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, the Company has recorded additional provisions for abandoned office facilities totaling $3.9 million since 2004. In the first half of 2009, the Company made cash payments of $0.5 million related to this plan, bringing the total cash payments under the 2001 plan to $178.5 million.

The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on all of its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

NOTE 6. Investment Securities

At June 28, 2009, the Company had investments of $348.4 million (December 28, 2008 - $278.9 million) comprised of money market funds, United States Treasury and government agency notes, Federal Deposit Insurance Corporation (“FDIC”)-insured corporate notes, foreign government and agency notes, and corporate bonds and notes.

The Company’s available for sale investments by investment type consist of the following as at June 28, 2009 and December 28, 2008:

	June 28, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains *	Gross Unrealized Losses	Fair Value
Money market funds	$198,183	$43	$—	$198,226
US Treasury and Government Agency notes	67,783	622	(68)	68,337
Corporate bonds and notes	53,296	681	(118)	53,859
US States and Municipal securities	15,075	64	(17)	15,122
Foreign Government and Agency notes	12,713	168	(27)	12,854

Total	$347,050	$1,578	$(230)	$348,398

*	Gross unrealized gains include accrued interest on investments.

	December 28, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$278,949	$—	$—	$278,949

Total	$278,949	$—	$—	$278,949

As of June 28, 2009 and December 28, 2008, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognized an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of June 28, 2009, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income.

The Company’s investments are classified in the Condensed Consolidated Balance Sheet as at June 28, 2009 and December 28, 2008, as follows:

	June 28, 2009		December 28, 2008
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Cash and cash equivalents	$163,623	$163,706	$69,213	$69,213
Short-term investments	66,143	67,453	209,685	209,685
Long-term investment securities	117,284	117,239	—	—

Total	$347,050	$348,398	$278,898	$278,898

$38.9 million of the investments held at June 28, 2009 relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) for which the Company has outstanding redemption orders. The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008, during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) which was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received a United States Security Exchange Commission order providing that the SEC will supervise the distribution of assets from the Primary Fund. The redemptions from the International Fund are subject to pending litigation which could cause further delay in any redemption of our investments.

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

In 2008, the Company reclassified its investment in shares of the Reserve Funds from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Reserve Funds and their underlying securities. Accordingly, the Company changed the valuation method from a market approach to an income approach. In addition, due to the status of the Reserve Funds, the Company reclassified a portion of these shares from cash and cash equivalents to short-term investments and investment securities, based on the maturity dates of the underlying securities in the Reserve Funds.

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

Impact of Adoption of APB 14-1

See Note 1. Summary for Significant Accounting Policies for a description of the Company’s adoption of FSP APB 14-1. The following table summarizes the effects of this new guidance on the Company’s consolidated financial statements as at June 28, 2009.

(in thousands) Condensed Consolidated Balance Sheets	June 28, 2009 Adjustments

Assets:
Deferred debt issue costs*	$46
Total assets	46

Liabilities and Stockholders’ Equity:
2.25% senior convertible notes due October 15, 2025	1,470
Accumulated deficit	(1,424)

*	Deferred debt issue costs are included in the Condensed Consolidated Balance Sheets as Investments and other assets.

(in thousands except per share amounts) Condensed Consolidated Statements of Operations	Three Months Ended June 28, 2009	Six Months Ended June 28, 2009

Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	$23	$46
Interest income (expense), net	(742)	(1,470)

Net income	(719)	(1,424)

Net income per basic share	$(0.00)	$(0.01)
Net income per diluted share	$(0.00)	$(0.01)

Shares used in per share calculation - basic	224,861	224,353
Shares used in per share calculation - diluted	227,883	226,327

(in thousands) Condensed Consolidated Statements of Cash Flows:	Six Months Ended June 28, 2009

Cash flows from operating activities:
Net income	$(1,424)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,424

As at June 28, 2009, the carrying amount of the equity component is $35.2 million (December 28, 2008 - $35.2 million), and the carrying of the debt component is $56.8 million

(December 28, 2008 - $55.4 million), which is the principal amount of $68.3 million (December 28, 2008 - $68.3 million) net of the unamortized discount of $11.5 million (December 28, $12.9 million). The balance of deferred debt issue costs as at June 28, 2009 is $0.7 million (December 28, 2008 - $0.8 million).

The principal amount of the debt is after partial repurchases of the Notes in 2008. In the first and fourth quarter of 2008, the Company repurchased the principal amount of these Notes of $98.0 million and $58.7 million, respectively, for a total of $94.5 million and $43.8 million, respectively. In accordance with APB 14-1, the Company recorded gains related to the debt components on the first and fourth quarter of 2008 repurchases of $4.9 million and $10.0 million, respectively, in the Condensed Consolidated Statement of Operations, and recorded gains related to the equity components on these repurchases of $5.4 million and $10.8 million, respectively, in the Condensed Consolidated Balance Sheet as additional paid-in capital. The gains are net of expensed unamortized debt issue costs and transaction costs of $1.5 million and $0.7 million for the first and fourth quarter of 2008, respectively. To measure the fair value of the converted Notes as of the settlement dates in the first and fourth quarter of 2008, the Company calculated interest rates of 10% and 15%, respectively using Level 2 observable inputs. This rate was applied to the converted Notes and coupon interest rate using the same present value technique used in the issuance date valuation.

NOTE 8. Income Taxes

The Company recorded a provision for income taxes of $3.4 million and $5.1 million for the three and six months ended June 28, 2009, respectively, and a recovery of income taxes of $120.4 million and $81.7 million for the three and six months ended June 29, 2008, respectively.

The Condensed Consolidated Financial Statements for the six months ended June 28, 2009, include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $23.7 million recorded as long-term prepaid expenses as at June 28, 2009 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits. The tax expense in the three and six months ended June 28, 2009 resulting from these transactions was $1.1 million and $2.2 million, respectively.

During the first half of 2008, one of the Company’s foreign subsidiaries received a written communication from a tax authority resulting in an accrual of $26.5 million, including interest, as part of the liability for unrecognized tax benefits. In the second quarter of 2008, this and certain other tax matters related to the 2000-2006 tax years were settled for less than had been accrued as part of the Company’s liability for unrecognized tax benefits, resulting in the recognition of tax benefits of $124.1 million that were previously included in the liability for unrecognized tax benefits. As a result of this settlement, the Company agreed to pay $18.0 million in cash and utilized $31.6 million in net investment tax credits. In addition, in the first quarter of 2008, the Company recognized a further $2.3 million of tax expense arising from an inter-company dividend.

As at June 28, 2009, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $32.9 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 9. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
		Restated - Note 1		Restated - Note 1
Net income	$7,849	$135,949	$3,932	$115,026
Other comprehensive income (loss):
Change in fair value of derivatives	3,001	(109)	4,160	(2,091)
Change in fair value of investment securities	(40)	—	(40)	—

Total	$10,810	$135,840	$8,052	$112,935

NOTE 10. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
		Restated - Note 1		Restated - Note 1
Numerator:
Net income	$7,849	$135,949	$3,932	$115,026

Denominator:
Basic weighted average common shares outstanding (1)	224,861	221,008	224,353	220,470
Dilutive effect of employee stock options and awards	3,022	3,976	1,974	2,496
Diluted weighted average common shares outstanding (1)	227,883	224,984	226,327	222,966

Basic net income per share	$0.03	$0.62	$0.02	$0.52

Diluted net income per share	$0.03	$0.60	$0.02	$0.52

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

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

On February 26, 2009, the Delaware Chancery Court granted the Company’s motion to dismiss plaintiff’s books and records demand. This positive result lifted the stay on the motion to dismiss the second amended complaint in the United States District Court for the Northern District of California which is not, scheduled for hearing at this time.

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

OVERVIEW

Our current revenues are generated by a portfolio of more than 350 products, which we have designed and developed or acquired. Our diverse product portfolio services a number of key end markets: (i) the Enterprise Infrastructure market which includes our products and solutions that enable the high-speed interconnection of servers, switches and storage devices that comprise these systems so that large quantities of data can be stored, managed and moved securely, as well as microprocessor-based System-on-Chip (“SOC”) products for laser printers and enterprise networking; (ii) the Wide Area Network (“WAN”) Infrastructure market whereby our wireline and wireless products are used in networking equipment such as multi-service switches, edge routers and optical transport platforms that gather and process signals in different protocols, and then transmit them to the next destination as quickly and efficiently as possible; and (iii) Access Infrastructure market which aggregates data traffic from enterprises and homes and transmits it to the central offices in the metropolitan area of the network primarily through passive optical networks.

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

Results of Operations

Second Quarter of 2009 and 2008

Net revenues

($ millions)	Second Quarter
	2009	2008	Change
Net revenues	$123.2	$139.8	(12)%

Net revenues for the second quarter of 2009 were $123.2 million compared to $139.8 million for the same period in 2008, a decrease of $16.6 million or 12%. Net revenues generated from the Enterprise Infrastructure market, which is served by our storage solutions and microprocessor-based System-On-Chip (“SOC”) products decreased by 26%. Net revenues generated from the Wide Area Network (“WAN”) Infrastructure market, which is served by our wireline and wireless infrastructure products, increased by 6%. Net revenues generated from the Access Infrastructure market which is served by our Passive Optical Networking (“PON”) and remote radio head products decreased by 7%.

The decline in net revenues in our Enterprise Infrastructure market noted above was mainly due to the working down of inventories by our customers and slower end market demand in the enterprise markets that we serve. These factors were partially offset by an increase in our storage business primarily due to the production ramp of our 6Gig SAS-2 RAID (Redundant Array of Independent Disks)-on-Chip device during the second quarter of 2009.

We experienced growth in the WAN Infrastructure market mainly due to growth in China attributable to the increasing demand by our Chinese Original Equipment Manufacturer (“OEM”) customers who supply carriers building out third generation (“3G”) wireless networks in China, as well as the increasing demand for aggregation and metro transport equipment which is required to handle the increasing levels of data traffic in that market. There were lower levels of WAN Infrastructure activity in North America, Europe and the Rest of Asia in the second quarter of 2009 due to consumption of excess inventory and a decline in capital spending on equipment by carriers in those end markets.

The decline in sales to the Access Infrastructure market is mainly due to lower net revenues in Korea as PON deployment slowed and inventories in this region continued to be worked down during the second quarter of 2009. As a partial offset to this decline in net revenues, we experienced an increase in net revenues in China due to an increase in deployment of Ethernet Passive Optical Networks (“EPON”) Fibre-To-The-Home (“FTTH”) services by a Chinese carrier customer. Net revenues generated in the Access Infrastructure market in Japan were flat quarter over quarter.

Gross profit

($ millions)	Second Quarter
	2009	2008	Change
Gross profit	$83.8	$90.8	(8)%
Percentage of net revenues	68%	65%

Total gross profit decreased $7.0 million in the second quarter of 2009 compared to the same period in 2008 and gross profit as a percentage of net revenues increased by 3% to 68% from 65% in the second quarters of 2009 as compared to 2008.

Gross profit as a percentage of net revenues increased by three percent. The increase is mainly attributable to product mix, as well as, cost reductions achieved during the second quarter of 2009.

Other costs and expenses

($ millions)	Second Quarter
	2009	2008	Change
Research and development	$36.4	$40.0	(9)%
Percentage of net revenues	30%	29%

Selling, general and administrative	22.2	24.2	(8)%
Percentage of net revenues	18%	17%

Amortization of purchased intangible assets	9.8	9.8	—%
Percentage of net revenues	8%	7%

Restructuring costs and other charges	0.3	0.2	50%
Percentage of net revenues	—%	—%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D expenses decreased by $3.6 million or 9% in the second quarter of 2009 as compared to the second quarter of 2008. The main reason for the decrease is the reduction in payroll-related costs due to headcount reductions.

Our selling, general and administrative, or SG&A expenses decreased by $2.0 million or 8% in the second quarter of 2009 as compared to the second quarter of 2008 due to decreases in payroll-related costs in connection with headcount reductions.

Amortization of purchased intangible assets

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc., respectively. Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave in the second quarter of 2009 was $4.7 million and $5.1 million, respectively. Amortization from the Storage Semiconductor Business and Passave in the second quarter of 2008 was $4.7 million and $5.1 million, respectively.

Restructuring costs and other charges

Please refer to the full description of our various restructuring activities and plans in this Management’s Discussion and Analysis under “First Six Months of 2009 and 2008”. The activity related to excess facility and severance accruals, under our restructuring plans during the second quarter of 2009, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2001	Total
Balance at March 29, 2009	$716	$110	$2,961	$1,605	$5,392

Reversals and adjustments	31	6	—	68	105
New charges	—	62	160	—	222
Cash payments	(74)	(52)	(342)	(232)	(700)

Balance at June 28, 2009	$673	$126	$2,779	$1,441	$5,019

Severance costs

(in thousands)	2007

Balance at March 29, 2009	$4
Cash payments	(4)

Balance at June 28, 2009	$—

Other income (expense) and Recovery of (provision for) income taxes

	Second Quarter
(in millions)	2009	2008 Restated	Change

Foreign exchange loss	$(2.9)	$(1.1)	(164)%
Percentage of net revenues	(2)%	(1)%

Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	$(0.1)	$(0.1)	—%
Percentage of net revenues	—%	—%

Interest income (expense), net	$(0.8)	$0.1	(900)%
Percentage of net revenues	(1)%	—%

Recovery of (provision for) income taxes	$(3.4)	$120.4	(103)%
Percentage of net revenues	(3)%	86%

Foreign exchange loss

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange loss was $2.9 million in the second quarter of 2009, which was primarily due to a foreign exchange loss on the revaluation of our net foreign tax liability. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). The revaluation of this foreign tax liability was required because of depreciation of other currencies against the United States Dollar. The foreign exchange rate between the United States Dollar and the currencies of countries where we have significant tax liabilities depreciated 6% during the second quarter of 2009 compared to depreciating 2% during the second quarter of 2008.

Gain on repurchase of senior convertible notes, net and amortization of debt issue costs

In connection with our senior convertible notes in the second quarter of 2009 and the second quarter of 2008, we recognized related deferred debt issue costs of $0.1 million.

Interest income (expense), net

Net interest income decreased by $0.9 million in the second quarter of 2009 compared to the second quarter of 2008 due mainly to lower investment yields and additional interest expense relating to the accretion of the discount related to the senior convertible notes.

Recovery of (provision for) income taxes

We recorded a provision for income taxes of $3.4 million and a recovery of $120.4 million for the second quarter of 2009 and 2008, respectively. We had an increase in our provision for income taxes due to the product and income mix across our subsidiaries. The financial statements for the six months ended June 28, 2009 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $23.7 million recorded as long-term prepaid expenses as at June 28, 2009 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits. The tax expense in the second quarter of 2009 resulting from these transactions was $1.1 million.

During the second quarter of 2008, one of our foreign subsidiaries settled several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits resulting in the recognition of tax benefits of $124.1 million that were previously included in the liability for unrecognized tax benefits.

First Six Months of 2009 and 2008

Net revenues

($ millions)	First Six Months
	2009	2008	Change
Net revenues	$225.8	$264.9	(15)%

Net revenues for the first six months of 2009 were $225.8 million compared to $264.9 million for the same period in 2008, a decrease of $39.1 million or 15%. Net revenues generated from the Enterprise Infrastructure market, which is served by our storage solutions and microprocessor-based SOC products decreased by 29%. Net revenues generated from the WAN Infrastructure market, which is served by our wireline and wireless infrastructure products increased by 11%. Net revenues generated from the Access Infrastructure market which is served by our PON and remote radio head products decreased by 20%.

The decline in net revenues noted above in the Enterprise Infrastructure market was mainly due to the working down of inventories by our customers and the effects of the general economic slowdown on enterprise spending. This decline was partially offset by an increase in sales of our 6Gig SAS-2 RAID-on-Chip device, which began shipping in production volumes in the second quarter of 2009.

We experienced growth in the WAN infrastructure market mainly attributable to the increasing demand by our Chinese OEM customers who supply carriers building out 3G wireless networks in China, as well as the increasing demand for aggregation and metro transport equipment which is required to handle the increasing levels of data traffic in that market. There were lower levels of WAN Infrastructure sales activity in North America, Europe and the Rest of Asia due to lower spending on equipment by carriers in those end markets.

The decline in sales to the Access Infrastructure market is mainly due to the working down of inventories by our customers in the regional markets that we serve.

Gross profit

($ millions)	First Six Months
	2009	2008	Change
Gross profit	$149.6	$172.5	(13)%
Percentage of net revenues	66%	65%

Total gross profit decreased $22.9 million in the first six months of 2009 compared to the same period in 2008 while gross profit as a percentage of net revenues increased by 1% to 66% from 65% in the second quarters of 2009 as compared to 2008.

The increase in gross profit as a percentage is attributable to product mix, as well as the cost reductions achieved in the first six months of 2009 as compared to the first six months of

2008. This was offset by an approximate 1% decrease mainly due to having a customer funded application-specific integrated circuit (“ASIC”) mask set at zero margin during the first six months of 2009, which we did not have in the first six months of 2008.

Other costs and expenses:

($ millions)	First Six Months
	2009	2008	Change
Research and development	$75.0	$77.3	(3)%
Percentage of net revenues	33%	29%

Selling, general and administrative	44.1	48.4	(9)%
Percentage of net revenues	20%	18%

Amortization of purchased intangible assets	19.7	19.7	—%
Percentage of net revenues	9%	7%

Restructuring costs and other charges	0.6	1.0	(40)%
Percentage of net revenues	—%	—%

Research and development and selling, general and administrative expenses

Our research and development, expenses decreased $2.3 million or 3% in the first six months of 2009 compared to the first six months of 2008. Payroll costs decreased by $4.6 million due to the headcount reduction. Total material costs, including outside consultant services, wafer and photomask costs increased by $2.3 million related to completing more tapeouts on smaller geometries in the first six months of 2009 than in the same period of 2008. These tapeouts on smaller geometries carry higher costs.

Our selling, general and administrative, expenses decreased by $4.3 million, or 9%, in the first six months of 2009 compared to the first six months of 2008 due to decreases in payroll-related costs in connection with headcount reductions as well as other cost reduction activities.

Amortization of purchased intangible assets

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc., respectively. Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave in the first six months of 2009 was $9.5 million and $10.2 million, respectively. Amortization from the Storage Semiconductor Business and Passave in the first six months of 2008 was $9.5 million and $10.2 million, respectively.

Restructuring costs and other charges

The activity related to excess facility and severance accruals, under our restructuring plans during the first six months of 2009, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 28, 2008	$830	$178	$3,048	$1,875	$5,931

Reversals and adjustments	28	9	—	84	121
New charges	25	82	450	—	557
Cash payments	(210)	(143)	(719)	(518)	(1,590)

Balance at June 28, 2009	$673	$126	$2,779	$1,441	$5,019

Severance costs

(in thousands)	2007
Balance at December 28, 2008	$7

Reversals and adjustments	1
New charges	—
Cash payments	(8)

Balance at June 28, 2009	$—

During the first six months of 2009, we made payments totaling $1.6 million for severance and excess facility costs incurred in connection with past restructuring plans. In addition, we recorded an additional $0.6 million for excess facilities as original assumptions regarding possible sublease on exited facilities were not realized.

Payments for excess facilities under these restructuring plans may extend to 2011.

Further details regarding each of the restructuring plans noted in the above table are available in our Annual Report on Form 10-K for the year ended December 28, 2008.

Other income (expense) and Recovery of (provision for) income taxes

	First Six Months
(in millions)	2009	2008	Change
Foreign exchange gain	$1.2	$2.1	(43%)
Percentage of net revenues	1%	1%

Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	$(0.1)	$4.7	(102%)
Percentage of net revenues	—%	2%

Loss on subleased facilities	$(0.5)	$—	(100%)
Percentage of net revenues	—%	—%

Interest income (expense), net	$(1.7)	$0.4	(525%)
Percentage of net revenues	(1%)	—%

Recovery of (provision for) income taxes	$(5.1)	$81.7	(106%)
Percentage of net revenues	(2%)	31%

Foreign exchange gain

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange gain was $1.2 million in the first six months of 2009, which was primarily due to a $0.7 million foreign exchange gain on the revaluation of our net foreign tax liabilities. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). The revaluation of this foreign tax liability was required because of depreciation of other currencies against the United States Dollar. The foreign exchange rate between the United States Dollar and the currencies of countries where we have significant tax liabilities depreciated 5% during the first six months of 2009 compared to appreciating 2% during the first six months of 2008.

Gain on repurchase of senior convertible notes, net and amortization of debt issue costs

In connection with our repurchase of $98.0 million principal amount of our senior convertible notes in the first quarter of 2008, we recognized a gain of $4.9 million which is net of the related debt issue costs and transaction costs expensed.

Loss on subleased facilities

We recorded a $0.5 million loss on subleased facilities during the first six months of 2009.

Interest income (expense), net

Net interest income (expensed) decreased by $2.1 million in the first six months of 2009 compared to the first six months of 2008 due mainly to lower investment yields and additional interest expense relating to the accretion of the discount related to the senior convertible notes.

Recovery of (provision for) income taxes

We recorded a provision for income taxes of $5.1 million and recovery of $81.7 million for the first six months of 2009 and 2008, respectively. We had an increase in our provision for income taxes due to the product and income mix across our subsidiaries. The financial statements for the first six months of 2009 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $23.7 million recorded as long-term prepaid expenses as at June 28, 2009 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits. The tax expense in the first six months of 2009 resulting from these transactions was $2.2 million.

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

There were no indications of impairment to goodwill or intangible assets during the first six months 2009. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

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

Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities

Our cash equivalents, short-term investments and long-term investment securities are comprised of money market funds, United States treasury and government agency notes, Federal Deposit Insurance Corporation-insured corporate notes, foreign government and agency notes, and corporate bonds and notes with minimum ratings of P-3 or A3 by Moody’s, or A-3 or A- by Standard and Poor’s, or equivalent. At June 28, 2009, these securities had an estimated fair value of $348.4 million.

Beginning in the first quarter of fiscal 2008, the assessment of fair value is based on the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements. We determined the fair value of our investment securities which include money market funds, US treasury and government agency notes, FDIC-insured corporate notes, foreign government and agency notes, and corporate bonds and notes using quoted prices from active markets, quoted prices for similar assets from third-party sources and by performing valuation analyses. In determining if and when a decline in market value below the carrying value of our investment securities is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition and other key measures for our investments. We assess impairment of our investment securities in accordance with FASB Staff Position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

During 2008, we assessed the fair value of certain of our investment securities by giving consideration to Level 2 and Level 3 inputs (see Note 3. Fair Value Measurements) in accordance with the fair value hierarchy of SFAS 157 for the shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) and their underlying securities. Based on this assessment, we recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share communicated by the Reserve Funds’ Primary Fund. We reassessed the fair value of our investments in money market funds for the second quarter 2009, and there were no further impairments.

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

Business Outlook

We expect our revenues for the third quarter of 2009 to be approximately $125.0 to $135.0 million.

We anticipate our third quarter 2009 gross margin percentage to be 65% to 66% including approximately $0.2 million stock-based compensation expense. As in past quarters this could vary depending on the volume of products sold, since many of our costs are fixed. Margins may also vary depending on the mix of products sold.

We expect our third quarter 2009 research and development, and selling, general and administrative expenses, to be approximately between $55.6 million to $57.6 million, including stock-based compensation expense of approximately between $4.4 million to $5.4 million.

We expect that we will continue to incur significant amortization of purchased intangible assets related to our 2006 acquisitions in the third quarter of 2009.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, our short term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repurchase our senior convertible notes and finance working capital. The combination of cash, cash equivalents, short-term investments and long-term investment securities at June 28, 2009 and December 28, 2008 totaled $354.6 million and $307.5 million, respectively, which are composed of the following:

	June 28, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains *	Gross Unrealized Losses	Fair Value
Cash	$6,174	$—	$—	$6,174
Money market funds	198,183	43	—	198,226
US Treasury and Government Agency notes	67,783	622	(68)	68,337
Corporate bonds and notes	53,296	681	(118)	53,859
US States and Municipal securities	15,075	64	(17)	15,122
Foreign Government and Agency notes	12,713	168	(27)	12,854

Total	$353,224	$1,578	$(230)	$354,572

*	Gross unrealized gains include accrued interest on investments.

	December 28, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$28,575	$—	$—	$28,575
Money market funds	278,949	—	—	278,949

Total	$307,524	$—	$—	$307,524

The investments are recognized in the Condensed Consolidated Balance Sheet as follows:

	June 28, 2009		December 28, 2008
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Cash and cash equivalents	$169,797	$169,880	$97,839	$97,839
Short-term investments	66,143	67,453	209,685	209,685
Long-term investment securities	117,284	117,239	—	—

Total	$353,224	$354,572	$307,524	$307,524

As of June 28, 2009 and December 28, 2008, we had $56.8 million and $55.4 million of senior convertible notes outstanding, respectively, recorded on our Condensed Consolidated Balance Sheets. The face value of the senior convertible notes as at June 28, 2009 and December 28, 2008 was $68.3 million. In the future, we expect our cash from operations, short-term investments and long-term investment securities, including distributions from the Reserve Funds, to be our sources of liquidity.

As of June 28, 2009 and December 28, 2008, we had $38.9 million and $209.7 million of our short-term investments relate to shares of the Reserve Funds for which we have outstanding redemption orders, respectively, recorded on our Condensed Consolidated Balance Sheets. The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008 during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. which was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received an U.S. Security Exchange Commission order providing that the SEC will supervise the distribution of assets from the fund.

During the first six months of 2009, we received distributions of $170.8 million from the Reserve Funds and expect the remainder of this investment to be distributed by the end of fiscal 2009.

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

See Critical Accounting Estimates – Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities for additional information.

Operating Activities – During the six months of 2009, we generated net positive operating cash flows of $43.4 million, which was $9.7 million lower than the $53.1 million generated in the same period in 2008.

Significant changes in working capital accounts in the first six months of 2009 included:

•	a $8.7 million decrease in inventory as inventory turns were higher during the first half of 2009 compared to the comparable period in 2008; and

•	a $5.3 million increase in accounts receivable due to increased sales relative to the second half of fiscal 2008.

Investing Activities – Net cash generated from investing activities of $21.6 million in the first half of fiscal 2009 included distributions of $170.8 million from the Reserve Funds partially offset by the purchase of investments securities of $145.8 million, and $4.4 million for purchases of property, plant and equipment and intellectual property.

Financing activities – Net cash from financing activities of $7.0 million in the first six months of 2009 was from proceeds from the issuance of common shares under our employee stock plans.

As of June 28, 2009, we had cash commitments made up of the following:

(in thousands)	Total	2009	2010	2011	2012	2013	After 2013
Contractual Obligations

Operating Lease Obligations:
Minimum Rental Payments	$22,453	$5,611	$11,981	$4,779	$82	$—	$—
Estimated Operating Cost Payments	7,277	2,068	3,926	1,283	—	—	—
Long Term Debt:
Principal Repayment	68,340	—	—	—	—	—	68,340
Interest Payments	26,142	1,538	1,538	1,538	1,538	1,538	18,452
Purchase and other Obligations	25,542	18,736	4,201	1,905	700	—	—

	$149,754	$27,953	$21,646	$9,505	$2,320	$1,538	$86,792

In addition to the amounts shown in the table above, we have recorded $32.9 million liability for unrecognized tax benefits in accordance with FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, as of June 28, 2009 and we are uncertain as to if or when such amounts may be realized.

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $14.2 million for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $5.9 million of cash in the remainder of 2009 for capital expenditures and purchases of intellectual property.

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

Cash Equivalents, Short-Term Investments and Long-Term Investment Securities:

We regularly maintain a portfolio of short and long-term investments comprised of various types of government and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than 36 months with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-3 or A3 by Moody’s, or A-3 or A- by Standard and Poor’s, or equivalent. We classify these securities as available-for-sale and they are carried at fair market value. Our corporate policies prevent us from holding material amounts of asset-backed commercial paper.

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

Based on a sensitivity analysis performed on the financial instruments held at June 28, 2009, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100 or 150 basis points would result in a decline, or increase, in portfolio value of approximately $1.1 million, $2.2 million and $3.3 million, respectively.

Senior Convertible Notes:

At June 28, 2009, $68.3 million in face value of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our Notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, particularly in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts on behalf of our Canadian subsidiary. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our foreign currency forward contracts failed to complete the terms of their contracts, we would purchase Canadian dollars at the spot rate as of the date the funds were required. If the counterparties to our foreign currency forward contracts that matured in the fiscal quarter ended June 28, 2009 had not fulfilled their contractual obligations and we were required to purchase Canadian dollars at the spot rate, our operating income for the second quarter would have decreased by $1.3 million.

At June 28, 2009, we had 12 contracts outstanding to purchase Canadian dollars, all with maturities of less than 12 months that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $17.7 million and the contracts had a fair value of $1.3 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first six months of 2009, we recorded a $0.7 million foreign exchange gain on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact pre-tax income by approximately $2.0 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first six months of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2009, the Delaware Chancery Court granted us the motion to dismiss the plaintiff’s books and records demand. This positive result lifted the stay on the motion to dismiss the second amended complaint in the United States District Court for the Northern District of California which is not scheduled for hearing at this time.

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

We depend on a limited number of customers for large portions of our revenues. In the first six months of 2009, we had three end customers that each accounted for more than 10% of our revenues. In the first six months of 2008, we had two end customers that each accounted for more than 10% of our revenues. In the first six months of 2009, our top ten customers accounted for more than 75% of our revenues. In the first six months of 2008, our top ten customers accounted for more than 65% of our revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Our results of operations are increasingly dependent on our sales in China, which on a bill-to basis, accounted for 47% of our revenues in the second quarter of 2009 compared to 31% in the second quarter of 2008. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial negative impact on our business. The growth of Fibre-To-The-Home technology in China has continued to be strong, however, a slowdown in that growth would have an adverse impact on our operating results.

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

We have applied the guidance in the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, in determining our accrued liability for unrecognized tax benefits. The ultimate resolution of outstanding tax matters could be for amounts in excess of our reserves established in accordance with FIN 48. Such events could have a material adverse effect on our liquidity or cash flows in the quarter in which an adjustment is recorded or the tax payment is due.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $2.9 million foreign exchange loss on the revaluation of our income tax liability, net of deferred tax assets, in the second quarter of 2009 because of the fluctuations in the U.S. dollar against foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $2.0 million impact to our pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In 2008, two outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

To compete effectively, we must protect our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We hold numerous patents and have a number of pending patent applications. However, our portfolio of patents includes some expiring in 2009 and subsequent years, which could have a negative effect on our ability to prevent competitors from duplicating certain of our products.

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

We have $56.8 million carrying value ($68.3 million of face value) of our 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier.

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

We held our Annual Meeting of Stockholders on April 29, 2009 to elect our directors, and to ratify the appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the 2009 fiscal year. A Stockholder proposal regarding for performance-based stock options was also properly presented.

All nominees for directors were elected, and the appointment of auditors was ratified. The Shareholder proposal for performance-based stock options was not approved. The voting on each matter is set forth below:

Election of Directors of the Company.

Nominee	For	Withheld
Robert L. Bailey	191,325,066	12,851,301
Richard E. Belluzzo	198,002,818	6,173,550
James V. Diller, Sr.	191,419,874	12,756,494
Michael R. Farese	200,831,288	3,345,079
Jonathan J. Judge	198,019,751	6,156,616
William H. Kurtz	201,574,066	2,602,301
Gregory S. Lang	192,133,090	12,043,277
Frank J. Marshall	193,870,158	10,306,209

Proposal to ratify the appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting firm for the 2009 fiscal year.

For	Against	Abstain
195,726,767	8,335,104	114,494

Stockholder proposal for performance-based stock options.

For	Against	Abstain
77,895,590	104,277,428	1,427,228

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits –

10.1	Form of notice to Board of Directors regarding acceleration of equity vesting upon a change of control event.

11.1	Calculation of net income per share – included in Note 10. Net Income Per Share of the financial statements included in Item I of Part I of this Quarterly Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: August 4, 2009	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and
Principal Accounting Officer