Form 10-Q
period 2009-09-27
PMC SIERRA INC
filed 2009-11-06
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 27, 2009

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

Common shares outstanding at November 2, 2009 – 227,493,259

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008 As adjusted - Note 1	September 27, 2009	September 28, 2008 As adjusted - Note 1
Net revenues	$130,876	$139,356	$356,642	$404,235
Cost of revenues	44,432	47,373	120,648	139,752

Gross profit	86,444	91,983	235,994	264,483

Other costs and expenses:
Research and development	35,823	39,688	110,834	116,993
Selling, general and administrative	19,743	23,565	63,854	71,954
Amortization of purchased intangible assets	9,836	9,836	29,508	29,508
Restructuring costs and other charges	175	(259)	813	785

Income from operations	20,867	19,153	30,985	45,243

Other income (expense):
Foreign exchange gain (loss)	(1,094)	873	109	2,965
Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	(50)	(94)	(150)	4,599
Loss on subleased facilities	—	—	(538)	—
Interest income (expense), net	(487)	181	(2,139)	622
Recovery on investments	—	400	—	400
Loss on investment securities	—	(11,790)	—	(11,790)

Income before provision for income taxes	19,236	8,723	28,267	42,039
Recovery of (provision for) income taxes	8,583	(4,266)	3,484	77,445

Net income	$27,819	$4,457	$31,751	$119,484

Net income per common share - basic	$0.12	$0.02	$0.14	$0.54
Net income per common share - diluted	$0.12	$0.02	$0.14	$0.53

Shares used in per share calculation - basic	227,123	222,335	225,276	221,091
Shares used in per share calculation - diluted	231,863	225,803	228,172	223,573

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	September 27, 2009	December 28, 2008 As adjusted - Note 1
ASSETS:
Current assets:
Cash and cash equivalents	$181,044	$97,839
Short-term investments	94,019	209,685
Accounts receivable, net of allowance for doubtful accounts of $1,226 (2008 - $1,148)	48,261	40,191
Inventories, net	26,259	34,003
Prepaid expenses and other current assets	14,501	9,683
Deferred tax assets	3,994	3,949

Total current assets	368,078	395,350
Goodwill	396,144	396,144
Intangible assets, net	121,626	153,956
Investment securities	144,519	—
Prepaid expenses	22,751	—
Property and equipment, net	14,253	15,858
Investments and other assets	8,753	3,512
Deposits for wafer fabrication capacity	5,145	5,145

	$1,081,269	$969,965

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$26,175	$17,066
Accrued liabilities	53,139	51,390
Liability for unrecognized tax benefit	28,565	23,398
Income taxes payable	3,807	—
Deferred income taxes	1,767	2,042
Accrued restructuring costs	4,565	5,938
Deferred income	11,958	11,200

Total current liabilities	129,976	111,034
2.25% senior convertible notes due October 15, 2025	57,584	55,357
Long-term obligations	4,578	503
Deferred taxes	21,598	17,806
Liability for unrecognized tax benefit	8,664	3,352

PMC special shares convertible into 1,648 (2008 - 2,045) shares of common stock	2,115	2,655

Contingencies (Note 11)

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 226,985 shares issued and outstanding (2008 - 221,335)	247	241
Additional paid in capital	1,512,218	1,471,476
Accumulated other comprehensive income (loss)	1,779	(3,218)
Accumulated deficit	(657,490)	(689,241)

Total stockholders’ equity	856,754	779,258

	$1,081,269	$969,965

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 27, 2009	September 28, 2008 As adjusted - Note 1
Cash flows from operating activities:
Net income	$31,751	$119,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,437	44,521
Stock-based compensation	16,212	19,719
Non-cash accretion of investment securities	(419)	—
Foreign exchange gain on tax liability, net	292	(3,311)
Gain on repurchase of senior convertible notes, net	—	(4,873)
Loss on subleased facilities	538	—

Changes in operating assets and liabilities:
Accounts receivable	(8,070)	(6,856)
Inventories	7,995	(3,938)
Prepaid expenses and other current assets	2,403	4,972
Accounts payable and accrued liabilities	6,598	(22,101)
Deferred income taxes and income taxes payable	(6,893)	(79,718)
Accrued restructuring costs	(1,373)	(3,971)
Deferred income	758	288

Net cash provided by operating activities	92,229	64,216

Cash flows from investing activities:
Purchases of property and equipment	(4,570)	(5,406)
Purchase of intangible assets	(1,398)	(5,645)
Distributions of short-term investments	170,802	—
Disposals of investment securities	11,142	—
Purchases of investment securities	(209,311)	(119,067)

Net cash used in investing activities	(33,335)	(130,118)

Cash flows from financing activities:
Repurchase of senior convertible notes	—	(95,491)
Proceeds from issuance of common stock	24,311	16,510

Net cash provided by (used in) financing activities	24,311	(78,981)

Effect of exchange rate changes on cash and cash equivalents	—	(658)
Net increase (decrease) in cash and cash equivalents	83,205	(145,541)
Cash and cash equivalents, beginning of the period	97,839	364,922

Cash and cash equivalents, end of the period	$181,044	$219,381

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc. (the “Company” or “PMC”) designs, develops, markets and supports semiconductor solutions for Enterprise Infrastructure, and Wide Area Network Infrastructure markets. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim Condensed Consolidated Financial Statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2009 will consist of 52 weeks and will end on Sunday, December 27, 2009. Fiscal 2008 consisted of 52 weeks and ended on Sunday, December 28, 2008. The first three quarters of 2009 and 2008 consisted of 39 weeks each.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories (net of reserves of $9.4 million and $9.3 million at September 27, 2009 and December 28, 2008, respectively) were as follows:

(in thousands)	September 27, 2009	December 28, 2008
Work-in-progress	$14,628	$11,391
Finished goods	11,631	22,612

	$26,259	$34,003

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s operations and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the Condensed Consolidated Balance Sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in net income (loss) when the hedged item affects net income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the quarter ended September 27, 2009, all hedges were designated as cash flow hedges.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 28, 2008 to September 27, 2009 and for the same period in the prior year were as follows:

	Nine Months Ended
(in thousands)	September 27, 2009	September 28, 2008
Balance, beginning of the period	$6,031	$6,239
Accrual for new warranties issued	1,074	862
Reduction for payments and product replacements	(642)	(1,369)
Adjustments related to changes in estimate of warranty accrual	(423)	358

Balance, end of the period	$6,040	$6,090

The Company’s accrual for warranty obligations is included in accrued liabilities in the Condensed Consolidated Balance Sheet.

Other Indemnifications. From time to time, on a limited basis, the Company indemnifies its customers, as well as its suppliers, contractors, lessors, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of its products, the use of their goods and services, the use of facilities, the state of assets that the Company sells and other matters covered by such contracts, normally up to a specified maximum amount. The Company evaluates estimated losses for such indemnifications. The Company has no history of significant indemnification claims for such obligations.

Stock-based compensation. The Company accounts for its compensation expense for all share-based payment awards in accordance with GAAP. GAAP requires the Company to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period.

During the three and nine months ended September 27, 2009, the Company recognized $5.1 million and $16.2 million in stock-based compensation expense, respectively. Where a tax deduction for stock-based compensation was available to the Company, a valuation allowance for the related deferred tax assets was recorded.

The Company uses the straight-line method over the requisite service period for attributing stock-based compensation expense. See Note 4 for further information on stock-based compensation.

Recent Accounting Pronouncements

FASB Establishes Accounting Standards Codification

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superceded. All other accounting guidance not included in the Codification will be considered non-authoritative, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.

Referencing to the Codification is, as follows: ASC Topic XXX-YY-ZZ-AA, where XXX is the Topic, YY is the Subtopic, ZZ is the Section, and AA is the paragraph.

Following the Codification, the Board will only issue Accounting Standards Updates (“ASU”) that serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended, and did not change the Company’s application of GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s third fiscal quarter ended September 27, 2009 financial statements and the principal impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Impact of ASC Topic 470

Effective December 29, 2008, the Company retrospectively adopted the ASC Topic 470, the Debt Topic for the accounting of convertible debt instruments that may be settled in cash upon conversion (including partial settlements), as required, which changed the treatment for the Company’s convertible securities, which may be settled fully or partially in cash. Under ASC Topic 470, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as debt, is recorded as equity. As a result, the debt component is recorded at a discount from its face value, reflecting its below market coupon interest rate. The debt is subsequently accreted to its face value over its expected term, with the accretion being reflected as additional interest expense in the consolidated statement of operations.

The Company issued senior convertible notes (the “Notes”) with a face value of $225.0 million and bearing interest at a rate of 2.25% per annum in October 2005. At the date of issuance, the Company’s borrowing rate for similar debt instruments without any equity conversion features was estimated to be 8.0% per annum. This borrowing rate of 8.0% was estimated using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities; all of which are defined as Level 2 observable inputs. Under ASC Topic 470, at the issuance date, the debt and equity components would have been $155.6 million and $69.4 million, respectively, before considering related issuance costs. The debt, which is recorded at a discount from its face value at issuance, is accreted to its face value over seven years, which is the earliest date at which the holders of these Notes may redeem them, with accretion being reflected as additional interest expense in the consolidated statement of operations.

The Company recorded issuance costs of $6.8 million of which $4.7 million were deferred and are being amortized over seven years, which is the earliest date at which the holders of these Notes may redeem them, which approximates the effective interest method. The remaining $2.1 million was recorded as equity.

The following tables are reconciliations between amounts reported in previous filings as of the year ended December 28, 2008 and for the third quarter of 2008 to the amounts reported in the current filing for these same periods to reflect retroactive adjustments:

			Year Ended December 28, 2008
(in thousands)			As adjusted	As reported**
Assets:
Deferred debt issue costs*			$774	$1,127
Total assets			969,965	970,318

Liabilities and Stockholders’ Equity:
2.25% senior convertible notes due October 15, 2025			55,357	68,340
Additional paid in capital			1,471,476	1,436,306
Accumulated deficit			(689,241)	(666,701)
Total liabilities and stockholders’ equity			969,965	970,318

*       Deferred debt issue costs are included in the Condensed Consolidated Balance Sheets as Investments and other assets.

**     Balances are as reported in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

	Three Months Ended September 28, 2008		Nine Months Ended September 28, 2008
(in thousands, except for per share amounts)	As adjusted	As reported***	As adjusted	As reported***
Condensed Consolidated Statement of Operations:

Interest income (expense)	$181	$1,481	$622	$5,102

Gain on repurchase of senior convertible notes, net of amortization of debt issue costs	(94)	(137)	4,599	871
Net income	$4,457	$5,714	$119,484	$120,236
Net income per common share - basic	$0.02	$0.03	$0.54	$0.54
Net income per common share - diluted	$0.02	$0.03	$0.53	$0.54

Shares used in per share calculation - basic	222,335	222,335	221,091	221,091
Shares used in per share calculation - diluted	225,803	225,803	223,573	223,573

*** Balances are as reported in the Company’s Form 10-Q for the quarter ended September 28, 2008.

			Nine Months Ended September 28, 2008
(in thousands)			As adjusted	As reported***
Condensed Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization			$44,521	$40,247
Gain on repurchase of senior convertible notes, net			(4,873)	(1,351)

***	Balances are as reported in the Company’s Form 10-Q for the quarter ended September 28, 2008.

See Note 7. Long-Term Obligations for required disclosures.

Fair Value Accounting

In September 2006, the FASB issued ASC Topic 820, the Fair Value Measurements and Disclosures Topic, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC Topic 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued ASC Topic 820-10-15-1A, which delayed the effective date of ASC Topic 820 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued within ASC Topic 820, guidance for determining the fair value of a financial asset when the market for that asset is not active, whereby entities must account for revisions to fair value estimates resulting from the change in accounting estimate under ASC Topic 250, the Accounting Changes and Error Corrections Topic, but do not need to provide the disclosures required by that topic. The adoption of ASC Topic 820 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued three updates that provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities:

•

ASC Topic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•

ASC Topic 320-10-65 includes two updates. The first, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. It does not amend existing guidance related to other-than-temporary impairments of equity securities. The second update, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. ASC Topic 320-10-65 is effective for fiscal years and interim periods ended after June 15, 2009.

These updates were effective for the Company beginning the second quarter of fiscal 2009. There was no financial reporting impact due to the adoption of this standard.

In August 2009, FASB issued ASU No. 2009-05, which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income or market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate import or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, the price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the Company’s fourth fiscal quarter of 2009.

Business Combinations and Noncontrolling interests

In December 2007, the FASB issued ASC Topic 805, the Business Combinations Topic. ASC Topic 805 changes the accounting for acquisitions that close beginning in 2009. More transactions and events qualify as business combinations and are accounted for at fair value under the new standard. ASC Topic 805 promotes greater use of fair values in financial reporting. Some of the changes introduce more volatility into earnings. ASC Topic 805 is effective for fiscal years beginning on or after December 15, 2008. There was no financial reporting impact due to this new standard. The Company will apply this new standard on any future business combinations.

In April 2009, the FASB issued ASC Topic 805-20, the Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies Topic. This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably estimated. If fair value cannot be readily determined, measurement should be based on best estimates in accordance with ASC Topic 405, the Accounting for Contingencies Topic. This guidance was effective January 1, 2009. There was no financial reporting impact due to this new standard. The Company will apply this new standard on any future business combinations.

In December 2007, the FASB issued ASC Topic 810-10-65, a part of the Consolidation Topic, which changes the accounting and reporting for minority interests which are recharacterized as noncontrolling interests and classified as a component of equity. This is effective for fiscal years beginning on or after December 15, 2008. ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. There was no financial reporting impact due to this new standard.

Revenue Recognition

In October 2009, the FASB issued the following ASUs:

•	ASU No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force;

•	ASU No. 2009-14, Software (ASC Topic 985) – Certain Revenue Arrangements That Income Software Elements, a consensus of the FASB Emerging Issues Task Force.

ASU No. 2009-13: This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and Vendor Objective Evidence (“VOE”) (now referred to as third party evidence or “TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

ASU No. 2009-14: This guidance modifies the scope of ASC subtopic 985-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when software components and nonsoftware components of the tangible product function together to deliver the tangible product’s essential functionality.

These updates require expanded qualitative and quantitative disclosure and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating the impact of adopting these updates on the consolidated financial statements.

Other Accounting Changes

In December 2007, the FASB issued ASC Topic 808, the Collaborative Arrangements Topic. Collaborative arrangements are agreements between parties that participate in some type of joint operating activity. The guidance provided indicators to help identify collaborative arrangements and provides for the reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The guidance also expanded disclosure requirements about collaborative arrangements. Conclusions within ASC Topic 808 are effective for fiscal years beginning December 15, 2008 and are to be applied retrospectively. There was no financial reporting impact due to this standard.

In March 2008, the FASB issued additional guidance within ASC Topic 815-50, the Derivatives and Hedging Topic, intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about the effects of an entity’s derivative instruments and hedging activities on its financial position, financial performance, and cash flows. The new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. There was no financial reporting impact due to the adoption of this standard.

In April 2008, the FASB issued ASC Topic 350-30-65-1, the Intangible – Goodwill and Other Topic, which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets. This new guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. There was no financial reporting impact due to the adoption of this standard.

In November 2008, the FASB issued new guidance within ASC Topic 350, the Intangible – Goodwill and Other Topic for the accounting for defensive intangible assets, which requires entities to account for a defensive intangible asset as a separate unit of accounting at the time of acquisition, not combined with the acquirer’s existing recognized or unrecognized intangible assets. This consensus is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and will impact the accounting for intangible assets acquired after the effective date. There was no financial reporting impact due to the adoption of this standard.

In May 2009, the FASB issued FASB ASC Topic 855, the Subsequent Events Topic. This standard is intended to establish general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for fiscal years and interim periods ended after June 15, 2009, to be applied prospectively. There was no financial reporting impact due to the adoption of this standard. The Company has evaluated subsequent events through November 5, 2009, the date of issuance of the Condensed Consolidated Financial Position and Results of Operations.

In June 2009, the FASB issued ASC Topic 810, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC Topic 810 is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC Topic 810 in fiscal 2010 and is evaluating the impact it will have on the Company’s consolidated financial statements.

NOTE 2. Derivative Instruments and Hedging Activities

PMC generates revenues in United States dollars but incurs a portion of its operating expenses in various foreign currencies, primarily Canadian dollars. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

As at September 27, 2009, the Company had 12 contracts outstanding to purchase Canadian dollars, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. As of September 27, 2009, the United States dollar notional amount of these contracts was $16.4 million and the contracts had a fair value gain of $1.5 million, which was recorded in other comprehensive income net of taxes of $0.4 million on the consolidated balance sheet.

NOTE 3. Fair Value Measurements

On January 1, 2008, the Company adopted ASC Topic 820, the Fair Value Measurements Topic, which defines fair value, establishes guidelines for measuring fair value and expands disclosures on fair value measurements. In February 2008, the FASB issued the related ASC Topic 820-10-15-1A that deferred the effective date of ASC Topic 820 for one year for non-financial assets and liabilities recorded at fair value on a non-recurring basis. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also specifies a hierarchy of valuation techniques that requires an entity to maximize the use of observable inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets are available for identical assets and liabilities. The Company’s Level 1 assets include cash equivalents, short-term investments, and long-term investments securities, which are generally acquired or sold at par value and are actively traded.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using a pricing model with inputs that are observable in the market or corroborated with observable market data. Level 2 observable inputs were used in estimating interest rates used to determine the fair value of the debt component the Company’s senior convertible notes (see Note 1. Summary of Significant Accounting Policies and Note 7. Long-Term Obligations).

Level 3 – Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC Topic 820 and would include in Level 3 all of those whose fair value is based on significant unobservable inputs. The Company’s Level 3 assets include investments in money market funds classified in short-term investments (see Note 6. Investment Securities).

Financial assets and liabilities measured on a recurring basis as of September 27, 2009 are summarized below:

(in thousands)	Fair value, September 27, 2009
	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$155,658	$—	$38,883
US Treasury and Government Agency Notes (1)	85,676	—	—
Corporate bonds and notes (1)	80,104	—	—
US State and Municipal securities	19,678	—	—
Foreign government and agency notes (1)	16,521	—	—
Forward currency contracts (2)	—	1,490	—

Total assets	$357,637	$1,490	$38,883

Liabilities:
2.25% senior convertible notes due October 15, 2025 (3)	$—	$57,584	$—

Total liabilities	$—	$57,584	$—

(1)	Included in cash and cash equivalents, short-term investments and long-term investment securities (see Note 6. Investment Securities).
(2)	Included in Prepaid expenses and other current assets.
(3)	See Note 7. Long-Term Obligations.

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3 for the third quarter of 2009:

(in thousands)	Level 3
Balance at December 28, 2008	$209,685
Partial distributions from the Reserve Funds	(139,143)

Balance at March 29, 2009	70,542

Partial distributions from the Reserve Funds	(31,659)

Balance at June 28, 2009 and September 27, 2009	$38,883

The carrying value of cash, accounts receivable and accounts payable approximate fair value because of their short maturities.

NOTE 4. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three and nine months ended September 27, 2009 and September 28, 2008, as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Cost of revenues	$149	$233	$580	$958
Research and development	2,173	2,424	6,566	8,807
Selling, general and administrative	2,798	2,700	9,066	9,954

Total	$5,120	$5,357	$16,212	$19,719

The Company received cash of $17.3 million and $24.3 million related to the issuance of stock-based awards during the three and nine months ended September 27, 2009, respectively. The Company received cash of $8.5 million and $16.5 million during the three and nine months ended September 28, 2008, respectively.

Equity Award Plans

The Company issues its common stock under the provisions of the 2008 Equity Plan (the “2008 Plan”). Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

The 2008 Plan was approved by stockholders at the 2008 Annual Meeting. The 2008 Plan became effective on January 1, 2009 (the “Effective Date”). It is a successor to the 1994 Incentive Stock Plan (the “1994 Plan”) and the 2001 Stock Option Plan (the “2001 Plan”). Up to 30,000,000 shares of our common stock have been initially reserved for issuance under the 2008 Plan. The implementation of the 2008 Plan did not affect any options or restricted stock units outstanding under the 1994 Plan or the 2001 Plan on the Effective Date. To the extent that any of those options or restricted stock units subsequently terminate unexercised or prior to issuance of shares thereunder, the number of shares of common stock subject to those terminated options and restricted stock units will be added to the share reserve available for issuance under the 2008 Plan, up to an additional 15,000,000 shares. No additional shares may be issued under the 1994 Plan or the 2001 Plan. In 2006, the Company assumed the stock option plans and all outstanding stock options of Passave, Inc. as part of the merger consideration in that business combination.

Activity under the option plans during the nine months ended September 27, 2009 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at September 27, 2009
Outstanding, December 28, 2008	28,195,000	$9.35
Granted	4,025,298	$5.37
Exercised	(3,098,243)	$5.51
Forfeited	(3,071,760)	$12.59

Outstanding, September 27, 2009	26,050,295	$8.81	6.64	$61,207,224
Exercisable, September 27, 2009	17,033,455	$10.23	5.59	$29,450,912

No adjustment was required with respect to fully vested options that expired during the three and nine months ended September 27, 2009. During the three and nine months ended September 27, 2009, adjustments of $2.5 million and $7.8 million, respectively, were recorded for pre-vesting forfeitures associated primarily with restructuring related activities carried out in 2007.

The fair value of the Company’s stock option awards granted to employees during the nine months ended September 27, 2009 was estimated using a lattice-binomial valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Expected life (years)	3.8	3.7	4.5	4.5
Expected volatility	62%	57%	66%	57%
Risk-free interest rate	2.1%	3.1%	1.8%	2.6%

The weighted average grant-date fair value per stock option granted during the three and nine months ended September 27, 2009, was $3.84 and $2.74, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 27, 2009 was $7.8 million and $10.0 million, respectively.

As of September 27, 2009, there was $20.8 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.7 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the nine months ended September 27, 2009 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at September 27, 2009
Unvested shares at December 28, 2008	1,862,762	—	—
Awarded	1,100,224	—	—
Released	(386,697)	—	—
Forfeited	(174,906)	—	—

End of Period	2,401,383	1.82	23,005,249
Restricted Stock Units vested and expected to vest September 27, 2009	1,931,537	1.77	18,504,127

As of September 27, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $11.0 million, which is expected to be recognized over the next 3.0 years.

Employee Stock Purchase Plan

In 1991, the Company adopted an Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code. The ESPP allows eligible participants to purchase shares of the Company’s common stock at six-month intervals through payroll deductions at a price of 85% of the lower of the fair market value at specific dates in those six-month intervals (calculated in the manner provided in the plan). Shares of the Company’s common stock are offered under the ESPP through a series of successive offering periods, generally with a maximum duration of 24 months. Under the ESPP, the number of shares authorized to be available for issuance under the plan is increased automatically on January 1 of each year until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares (after adjusting for stock dividends), or (iii) an amount to be determined by the Board of Directors.

During the third quarter of 2009, 899,835 shares were issued under the ESPP at a weighted average price of $4.01 per share. During the nine months ended September 27, 2009 1,816,218 shares were issued under the ESPP at a weighted average price of $3.99. As of September 27, 2009, 8,467,938 shares were available for future issuance under the ESPP compared to 8,284,156 as at December 28, 2008.

The fair values of share purchases through the Company’s ESPP were calculated using the Black-Scholes option pricing model, applying an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Expected life (years)	1.3	1.3	1.3	1.3
Expected volatility	55%	47%	59%	49%
Risk-free interest rate	0.6%	2.2%	0.7%	2.1%

The weighted average grant-date fair value of per ESPP award granted during the three and nine months ended September 27, 2009 was $3.40 and $2.08, respectively.

As of September 27, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.2 million, which is expected to be recognized over the next 0.9 years.

NOTE 5. Restructuring Costs and Other Charges

The activity related to excess facility, contract termination and severance accruals under the Company’s restructuring plans during the first nine months of 2009, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 28, 2008	$830	$178	$3,048	$1,875	$5,931

Reversals and adjustments	28	11	—	114	153
New charges	25	82	625	—	732
Cash payments	(284)	(181)	(1,062)	(724)	(2,251)

Balance at September 27, 2009	$599	$90	$2,611	$1,265	$4,565

Severance costs

(in thousands)	2007
Balance at December 28, 2008	$7
Reversals and adjustments	1
Cash payments	(8)

Balance at September 27, 2009	$—

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

In connection with this plan, the Company has recorded $10.5 million in termination and relocation costs, $3.0 million for excess facilities and $2.5 million in asset impairment charges to date. The Company has made payments of $12.4 million in connection with this plan. Payments related to the excess facilities may extend until 2011.

The Company initially expected to save approximately $16 million in payroll-related costs on an annualized basis. The Company achieved its prorated portion of these expected cost savings in 2007. The Company continued to contain costs in accordance with its 2007 restructuring plan; however it also initiated new R&D programs in 2008 that resulted in increases in payroll-related costs of approximately $4.9 million that partially offset the cost savings anticipated by the 2007 restructuring plan.

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

In connection with these two actions in 2006, the Company has recorded $2.6 million in excess facilities and contract termination costs, $3.0 million in severance costs and $0.2 million in asset impairment charges, to date. To date, the Company has made payments of $4.5 million related to the 2006 plan. All severance costs under these two actions have been paid and payments related to the excess facilities will extend to 2010.

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

In the nine months ended September 27, 2009, the Company recorded an additional $0.6 million for excess facilities as the original assumptions regarding possible sublease of the exited facilities were not realized. The Company also made payments of $1.1 million related to this plan.

In connection with this plan, the Company has recorded $8.0 million for excess facilities and contract termination costs, $7.9 million for termination benefits and $0.9 million write-down of equipment and software assets whose assets were impaired to date. The Company has made payments relating to these activities of $14.4 million related to the 2005 plan. All severance costs have been paid out and payments related to the excess facilities will extend to 2011.

2001

In 2001, the Company implemented two restructuring plans aimed at focusing development efforts on key projects and reducing operating costs in response to the severe and prolonged economic downturn in the semiconductor industry. The Company’s assessment of the market demand for its products, and the development efforts necessary to meet this demand, were key factors in the decisions to implement these restructuring plans. Cost reductions in all other functional areas were also implemented, as fewer resources were required to support the reduced level of development and sales activities during these periods.

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

In the first quarter of 2001, the Company recorded a charge of $19.9 million for a restructuring plan that included the termination of 223 employees across all business functions, the consolidation of a number of facilities and the curtailment of certain research and development projects. Due to the continued downturn in real estate markets, the Company has recorded additional provisions for abandoned office facilities totaling $3.9 million since 2004. In the first nine months of 2009, the Company made cash payments of $0.7 million related to this plan, bringing the total cash payments under the 2001 plan to $178.7 million.

The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on all of its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

NOTE 6. Investment Securities

At September 27, 2009, the Company had investments of $396.5 million (December 28, 2008 - $278.9 million) comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”)-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes, and corporate bonds and notes.

The Company’s available for sale investments, by investment type, consist of the following as at September 27, 2009 and December 28, 2008:

(in thousands)	September 27, 2009
	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses	Fair Value
Money market funds	$194,517	$24	$—	$194,541
US Treasury and Government Agency notes	84,720	956	—	85,676
Corporate bonds and notes	78,806	1,330	(32)	80,104
US State and Municipal securities	19,657	28	(7)	19,678
Foreign government and agency notes	16,262	259	—	16,521

Total	$393,962	$2,597	$(39)	$396,520

* Gross unrealized gains include accrued interest on investments.

(in thousands)	December 28, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$278,898	$—	$—	$278,898

Total	$278,898	$—	$—	$278,898

As of September 27, 2009 and December 28, 2008, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of September 27, 2009, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income (loss).

The Company’s investments are classified in the Condensed Consolidated Balance Sheet as at September 27, 2009 and December 28, 2008, as follows:

(in thousands)	September 27, 2009		December 28, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Cash and cash equivalents	$157,959	$157,982	$69,213	$69,213
Short-term investments	92,476	94,019	209,685	209,685
Long-term investment securities	143,527	144,519	—	—

Total	$393,962	$396,520	$278,898	$278,898

$38.9 million of the investments held at September 27, 2009 relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) for which the Company has outstanding redemption orders. The Reserve Funds were AAA-rated money market funds that announced redemption delays and suspended trading in September 2008 during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) that was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received a United States Security Exchange Commission order providing that the SEC will supervise the distribution of assets from the Primary Fund. The redemptions from the International Fund are subject to pending litigation that could cause further delay in any redemption of the Company’s investments. In October 2009, the Company received a partial distribution from the Primary Fund in the amount of $1.3 million.

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

In 2008, the Company reclassified its investment in shares of the Reserve Funds from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Reserve Funds and their underlying securities. Accordingly, the Company changed the valuation method from a market approach to an income approach. In addition, due to the status of the Reserve Funds, the Company reclassified a portion of these shares from cash and cash equivalents to short-term investments and long-term investment securities, based on the maturity dates of the underlying securities in the Reserve Funds.

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

The Notes rank equal in right of payment with the Company’s other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. The Company may redeem all or a portion of the Notes at par on and after October 20, 2012. The holders may require that the Company repurchase the Notes on October 15, 2012, 2015 and 2020, respectively.

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

Impact of Adoption of ASC Topic 470 Debt

See Note 1. Summary for Significant Accounting Policies for a description of the Company’s adoption of ASC Topic 470. The following table summarizes the effects of this new guidance on the Company’s consolidated financial statements as at September 27, 2009.

(in thousands)	September 27, 2009 Adjustments
Condensed Consolidated Balance Sheets
Assets:
Deferred debt issue costs*	$69
Total assets	69

Liabilities and Stockholders’ Equity:
2.25% senior convertible notes due October 15, 2025	2,227
Accumulated deficit	(2,158)

*	Deferred debt issue costs are included in the Condensed Consolidated Balance Sheets as Investments and other assets.

(in thousands, except for per share amounts)	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
Condensed Consolidated Statements of Operations
Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	$23	$69
Interest income (expense), net	(757)	(2,227)

Net income	(734)	(2,158)

Net income per basic share	$(0.00)	$(0.01)
Net income per diluted share	$(0.00)	$(0.01)

Shares used in per share calculation - basic	227,123	225,276
Shares used in per share calculation - diluted	231,863	228,172

(in thousands)		Nine Months Ended September 27, 2009
Condensed Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income		$(2,158)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		2,158

As at September 27, 2009, the carrying amount of the equity component is $35.2 million (December 28, 2008 - $35.2 million), and the carrying of the debt component is $57.6 million (December 28, 2008 - $55.4 million), which is the principal amount of $68.3 million (December 28, 2008 - $68.3 million) net of the unamortized discount of $10.7 million (December 28, 2008 - $12.9 million). The balance of deferred debt issue costs as at September 27, 2009 is $0.6 million (December 28, 2008 - $0.8 million).

The principal amount of the debt reflects the partial repurchase of the Notes in 2008. In the first and fourth quarter of 2008, the Company repurchased the principal amount of these Notes of $98.0 million and $58.7 million, respectively, for a total of $94.5 million and $43.8 million, respectively. The Company recorded gains related to the debt components on the first and fourth quarter of 2008 repurchases of $4.9 million and $10.0 million, respectively, in the consolidated statement of operations, and recorded gains related to the equity components on these repurchases of $5.4 million and $10.8 million, respectively, in the consolidated balance sheet as additional paid in capital. The gains are net of expensed unamortized debt issue costs and transaction costs of $1.5 million and $0.7 million for the first and fourth quarter of 2008, respectively. To measure the fair value of the converted Notes as of the settlement dates in the first and fourth quarter of 2008, the Company calculated interest rates of 10% and 15%, respectively, using Level 2 observable inputs. This rate was applied to the converted Notes and coupon interest rate using the same present value technique used in the issuance date valuation.

NOTE 8. Income Taxes

The Company recorded a recovery of income taxes of $8.6 million and $3.5 million for the three and nine months ended September 27, 2009, respectively, and a provision of income taxes of $4.3 million and a recovery of income taxes of $77.4 million for the three and nine months ended September 28, 2008, respectively. The majority of the reduction in the provision for income taxes was due to the effect of the foreign exchange translation of a foreign subsidiary in the third quarter of 2009 compared to the same period in 2008.

The condensed consolidated financial statements for the nine months ended September 27, 2009 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $22.8 million recorded as long-term prepaid expenses as at September 27, 2009 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits. The tax expense in the three and nine months ended September 27, 2009 resulting from these transactions was $0.9 million and $3.1 million, respectively.

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

As at September 27, 2009, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $37.2 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 9. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2009	September 28, 2008 As adjusted - Note 1	September 27, 2009	September 28, 2008 As adjusted - Note 1
Net income	$27,819	$4,457	$31,751	$119,484
Other comprehensive income:
Change in fair value of derivatives	363	(209)	4,523	(2,300)
Change in fair value of investment securities	514	—	474	—

Total	$28,696	$4,248	$36,748	$117,184

NOTE 10. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 27, 2009	September 28, 2008 As adjusted - Note 1	September 27, 2009	September 28, 2008 As adjusted - Note 1
Numerator:
Net income	$27,819	$4,457	$31,751	$119,484
Denominator:
Basic weighted average common shares outstanding (1)	227,123	222,335	225,276	221,091
Dilutive effect of employee stock options and awards	4,740	3,468	2,896	2,482

Diluted weighted average common shares outstanding (1)	231,863	225,803	228,172	223,573

Basic net income per share	$0.12	$0.02	$0.14	$0.54
Diluted net income per share	$0.12	$0.02	$0.14	$0.53

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

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

The defendants moved to dismiss the Beiser/Barone action on various legal grounds including that the plaintiffs failed to state a claim and failed to plead with particularity facts establishing that a litigation demand on the board of directors of the Company would have been futile at the time they commenced the derivative lawsuit. The Federal Court dismissed the consolidated complaint on August 22, 2007 and gave plaintiffs leave to amend. The Federal Court dismissed the plaintiffs’ first amended consolidated complaint on May 8, 2008 and permitted plaintiffs leave to amend “one last time.” Defendants moved to dismiss the second amended complaint, which motions were to be heard on August 20, 2008.

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

On February 26, 2009, the Delaware Chancery Court granted the Company’s motion to dismiss plaintiff’s books and records demand. This result has lifted the stay on the motion to dismiss the second amended complaint in the Federal Court.

While the briefing on defendants’ motions was under way, the parties engaged in mediation and on November 5, 2009 entered into a stipulation of settlement under which the parties have agreed, subject to court approval, to resolve both the Beiser/Barone action and the Meissner action. Under the stipulation of settlement, the Company has agreed to adopt certain corporate governance reforms and to maintain these and other reforms put in place while the litigation was pending for a period of three years. The Company has agreed, subject to court approval, to pay plaintiffs’ counsel $1.6 million in attorneys’ fees, half of which will be paid by the Company and the other half by the Company’s insurance carrier. In light of the stipulated settlement, the parties have agreed to suspend the briefing on defendants’ renewed motions to dismiss the Beiser/Barone action. The parties plan to file papers with the Federal Court as soon as practicable seeking preliminary approval of the settlement and requesting that the Federal Court approve a schedule and process for providing notice to shareholders and set a date for considering a motion for final approval of the settlement.

The Company has accrued costs of $800,000 to reflect its share of the attorneys’ fees to be paid to plaintiffs’ counsel pursuant to the settlement. As with the rest of the settlement, the agreement to pay attorneys’ fees and the amount of fees to be paid remain subject to approval by the Federal Court.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources and liquidity sufficiency, sources of liquidity, capital expenditures, interest income and expenses, restructuring activities, cash commitments, purchase commitments, use of cash, our expectation regarding our amortization of purchased intangible assets and as to our expectation regarding distribution from certain investments.

Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report and our other filings with the Security Exchange Commission (“SEC”).

OVERVIEW

Our current revenues are generated by a portfolio of more than 350 products, which we have designed and developed or acquired. Our diverse product portfolio services a number of key end markets: (i) the Enterprise Infrastructure market, which includes our products and solutions that enable the high-speed interconnection of servers, switches and storage devices that comprise these systems so that large quantities of data can be stored, managed and moved securely, as well as microprocessor-based System-on-Chip (“SOC”) products for laser printers and enterprise networking; and (ii) the Wide Area Network (“WAN”) Infrastructure market whereby our wireline, wireless and Passive Optical Networking (“PON”) devices are used in access and transport equipment such as routers, optical transport platforms and wireless base stations that aggregate and process signals in different protocols from enterprises and homes, and then transmit them to the next destination.

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

Results of Operations

Third Quarter of 2009 and 2008

Net revenues

($ millions)	Third Quarter		Change
	2009	2008
Net revenues	$130.9	$139.4	(6)%

Net revenues for the third quarter of 2009 were $130.9 million compared to $139.4 million for the same period in 2008, a decrease of $8.5 million or 6%. Net revenues generated from the Enterprise Infrastructure market, which is served by our storage solutions and microprocessor-based System-On-Chip (“SOC”) products, increased by 16%. Net revenues generated from the Wide Area Network (“WAN”) Infrastructure market, which is served by our wireline and wireless infrastructure products, decreased by 24%.

The growth in net revenues in our Enterprise Infrastructure market noted above was mainly driven by a ramp in production of the 6Gig SAS (“Serial Attached SCSI”) -2 RAID (“Redundant Array of Independent Disks”)-on-Chip device at Hewlett-Packard (“HP”). We also experienced an increase in sales in our 3Gig and 6Gig SAS expander products. These increases were offset by decreased net revenues in our other enterprise storage markets, microprocessor business, laser printers and enterprise networking mainly due to the working down of inventories by our customers and the effects of the general economic slowdown on enterprise spending.

We experienced decline in the WAN Infrastructure market mainly due to consumption of excess inventory in the third quarter of 2009 and lower levels of capital spending on equipment by carriers in those end markets. As a partial offset to this decline in net revenues, we experienced some increased activity in China and Korea due to increased deployment of Ethernet Passive Optical Networks (“EPON”) Fibre-To-The-Home (“FTTH”) services.

Gross profit

($ millions)	Third Quarter		Change
	2009	2008
Gross profit	$86.4	$92.0	(6)%
Percentage of net revenues	66%	66%

Total gross profit decreased $5.6 million in the third quarter of 2009 compared to the same period in 2008 and gross profit as a percentage of net revenues remained consistent in the third quarter of 2009 as compared to the same period in 2008.

During the third quarter of 2009, we had a 1% decrease in gross margin as a percentage of net revenues due to having customer funded application-specific integrated circuit (“ASIC”) mask sets at zero margin, which we did not have in the third quarter of 2008. This was offset by an increase of 1% attributable to product mix, as well as the cost reductions achieved during the third quarter of 2009 as compared to the same period in 2008.

Other costs and expenses

($ millions)	Third Quarter		Change
	2009	2008
Research and development	$35.8	$39.7	(10)%
Percentage of net revenues	27%	28%

Selling, general and administrative	19.7	23.6	(17)%
Percentage of net revenues	15%	17%

Amortization of purchased intangible assets	9.8	9.8	—%
Percentage of net revenues	7%	7%

Restructuring costs and other charges	0.2	(0.3)	167%
Percentage of net revenues	—%	—%

Research and Development and Selling, General and Administrative Expenses

Our research and development, or R&D expenses decreased by $3.9 million or 10% in the third quarter of 2009 as compared to the third quarter of 2008. Payroll-related costs decreased by $3.3 million mainly due to the effect of foreign exchange rates on the payroll-related costs in our foreign operations. This decrease was partially offset by an increase in headcount. Total material costs, including outside consultant services, wafer and photomask costs increased by $1.6 million, mainly due to the additional costs related to the RAID R&D programs. Our infrastructure related expenses decreased by $1.1 million, mainly due to the decrease in depreciation expenditures. We also received a $0.7 million research and development related government grant in a foreign jurisdiction in the third quarter of 2009 and there was no such grant in 2008. The remaining decrease in expense of $0.4 million is due to the decrease in other expenses mainly due to the decrease in training and travel expenditures due to cost reduction activities.

Our selling, general and administrative, or SG&A expenses decreased by $3.9 million, or 17% in the third quarter of 2009 as compared to the third quarter of 2008. Payroll-related costs decreased by $2.5 million mainly due to the effect of foreign exchange rates on the payroll-related costs in our foreign operations and headcount reductions. The other expenditures including infrastructure related expenses, training and travel decreased by $1.4 million mainly due to cost reduction activities.

Amortization of purchased intangible assets

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc., respectively. Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave in the third quarter of 2009 was $4.7 million and $5.1 million, respectively. Amortization from the Storage Semiconductor Business and Passave in the third quarter of 2008 was $4.7 million and $5.1 million, respectively.

Restructuring costs and other charges

Please refer to the full description of our various restructuring activities and plans in this Management’s Discussion and Analysis under “First Nine Months of 2009 and 2008.” The activity related to excess facility and severance accruals under our restructuring plans during the third quarter of 2009, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2001	Total
Balance at June 28, 2009	$673	$126	$2,779	$1,441	$5,019

Reversals and adjustments	—	2	—	30	32
New charges	—	—	175	—	175
Cash payments	(74)	(38)	(343)	(206)	(661)

Balance at September 27, 2009	$599	$90	$2,611	$1,265	$4,565

Severance costs

(in thousands)	2007
Balance at June 28, 2009	$4
Cash payments	(4)

Balance at September 27, 2009	$—

Other income (expense) and Recovery of (provision for) income taxes

($ in millions)	Third Quarter		Change
	2009	2008 As adjusted
Foreign exchange gain (loss)	$(1.1)	$0.9	(222)%
Percentage of net revenues	(1)%	1%

Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	$(0.1)	$(0.1)	—%
Percentage of net revenues	—%	—%

Interest income (expense), net	$(0.5)	$0.2	(350)%
Percentage of net revenues	—%	—%

Recovery on investments, net	$—	$0.4	(100)%
Percentage of net revenues	—%	—%

Loss on investment securities	$—	$(11.8)	100%
Percentage of net revenues	—%	(8)%

Recovery of (provision for) income taxes	$8.6	$(4.3)	300%
Percentage of net revenues	7%	(3)%

Foreign exchange gain (loss)

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange loss was $1.1 million in the third quarter of 2009, which was primarily due to foreign exchange loss on the revaluation of our net foreign tax liability. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). The revaluation of this foreign tax liability was required because of the foreign exchange rate fluctuations of other currencies against the United States Dollar. The foreign exchange rate between the United States Dollar and the currencies of countries where we have significant tax liabilities depreciated 5% during the third quarter of 2009 compared to appreciating 3% during the third quarter of 2008.

Gain on repurchase of senior convertible notes, net and amortization of debt issue costs

In connection with our senior convertible notes in the third quarter of 2009, we recognized related deferred debt issue costs of $0.1 million.

Interest income (expense), net

Net interest income decreased by $0.7 million in the third quarter of 2009 compared to the third quarter of 2008 due mainly to lower investment yields and this was partially offset by the reduction in interest expense relating to the accretion of the discount related to the senior convertible notes.

Recovery on investments, net

In the third quarter of 2008, we received $0.4 million as recovery on a previously booked investment loss related to our past investment in a private company.

Loss on investments

Included in the results of the third quarter of 2008 is an impairment of $11.8 million in the fair values of our investments in money market funds held by the Reserve International Liquidity Fund Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Fund”). For additional information, see Critical Accounting Estimates – Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities and Liquidity & Capital Resources included in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recovery of (provision for) income taxes

We recorded recovery of income taxes of $8.6 million and a provision for income taxes of $4.3 million for the third quarter of 2009 and 2008, respectively. During the three months ended September 27, 2009, we experienced a decrease in our provision for income taxes due to the product and income mix across our subsidiaries and the effects of foreign exchange translation of a foreign subsidiary when comparing to the same period in 2008. The majority of the reduction in the provision for income taxes was due to the effect of the foreign exchange translation of a foreign subsidiary in the third quarter of 2009 compared to the same period in 2008.

The financial statements for the nine months ended September 27, 2009 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $22.8 million recorded as long-term prepaid expenses as at September 27, 2009, represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits. The tax expense in the third quarter of 2009 resulting from these transactions was $0.9 million.

During the second quarter of 2008, one of our foreign subsidiaries settled several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits resulting in the recognition of tax benefits of $124.1 million that were previously included in the liability for unrecognized tax benefits.

First Nine Months of 2009 and 2008

Net revenues

($ millions)	First Nine Months		Change
	2009	2008
Net revenues	$356.6	$404.2	(12)%

Net revenues for the first nine months of 2009 were $356.6 million compared to $404.2 million for the same period in 2008, a decrease of $47.6 million or 12%. Net revenues generated from the Enterprise Infrastructure market, which is served by our storage solutions and microprocessor-based SOC products, decreased by 15%. Net revenues generated from the WAN Infrastructure market, which is served by our wireline and wireless infrastructure products, decreased by 9%.

The decline in net revenues noted above in the Enterprise Infrastructure market was mainly due to the working down of inventories by our customers and the effects of the general economic slowdown on enterprise spending. This decline was partially offset by an increase in sales of our 6Gig SAS-2 RAID-on-Chip device, which began shipping in production volumes in the second quarter of 2009. In addition, we experienced increased net revenues due to the increased demand for our 3Gig SAS and 6Gig SAS expander products.

We experienced a decline in the WAN infrastructure market mainly due to consumption of excess inventory in the first nine months of 2009 and lower levels of capital spending by carriers in those end markets. As a partial offset to this decline in net revenues, we experienced come increased activity in China due to an increase in demand by our Chinese OEM customers who supply carriers building out 3G wireless networks in China, as well as the increasing demand for aggregation and metro transport equipment that is required to handle the increasing levels of data traffic in that market.

Gross profit

($ millions)	First Nine Months		Change
	2009	2008
Gross profit	$236.0	$264.5	(11)%
Percentage of net revenues	66%	65%

Total gross profit decreased $28.5 million in the first nine months of 2009 compared to the same period in 2008 while gross profit as a percentage of net revenues increased by 1% to 66% from 65% in the first nine months of 2009 as compared to the same period in 2008.

The increase in gross profit as a percentage is attributable to product mix, as well as the cost reductions achieved in the first nine months of 2009 as compared to the first nine months of 2008. This was offset by an approximately 1% decrease mainly due to having customer funded ASIC masks set at zero margin during the first nine months of 2009, which we did not have in the first nine months of 2008.

Other costs and expenses:

($ millions)	First Nine Months		Change
	2009	2008
Research and development	$110.8	$117.0	(5)%
Percentage of net revenues	31%	29%

Selling, general and administrative	63.9	72.0	(11)%
Percentage of net revenues	18%	18%

Amortization of purchased intangible assets	29.5	29.5	—%
Percentage of net revenues	8%	7%

Restructuring costs and other charges	0.8	0.8	—%
Percentage of net revenues	—%	—%

Research and development and selling, general and administrative expenses

Our research and development expenses decreased $6.2 million or 5% in the first nine months of 2009 compared to the first nine months of 2008. Payroll costs decreased by $7.8 million mainly due to the effect of foreign exchange rates on payroll-related costs in our foreign operations, which were partially offset by an increase in headcount. Total material costs, including outside consultant services, wafer and photomask costs increased by $2.8 million mainly due to the addition costs related to the RAID R&D programs, which were partially offset by a decrease in costs related to completing less tapeouts during the first nine months of 2009 compared to the same period in 2008. The remaining $1.2 million reduction in expenses relates to the reduction in other expenses including training, travel and infrastructure related expenditures due to cost reduction activities.

Our selling, general and administrative, expenses decreased by $8.1 million, or 11%, in the first nine months of 2009 compared to the first nine months of 2008. Payroll costs decreased by $7.0 million mainly due to the effect of foreign exchange rates on payroll-related costs in our foreign operations and headcount reductions. The remaining $1.1 million reduction in expenses relates to the reduction in other expenses including training, travel, marketing and infrastructure related expenditures due to cost reduction activities.

Amortization of purchased intangible assets

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago and of Passave, Inc., respectively. Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave in the first nine months of 2009 was $14.2 million and $15.3 million, respectively. Amortization from the Storage Semiconductor Business and Passave in the first nine months of 2008 was $14.2 million and $15.3 million, respectively.

Restructuring costs and other charges

The activity related to excess facility and severance accruals, under our restructuring plans during the first nine months of 2009, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 28, 2008	$830	$178	$3,048	$1,875	$5,931

Reversals and adjustments	28	11	—	114	153
New charges	25	82	625	—	732
Cash payments	(284)	(181)	(1,062)	(724)	(2,251)

Balance at September 27, 2009	$599	$90	$2,611	$1,265	$4,565

Severance costs

(in thousands)	2007
Balance at December 28, 2008	$7
Reversals and adjustments	1
New charges	—
Cash payments	(8)

Balance at September 27, 2009	$—

During the first nine months of 2009, we made payments totaling $2.3 million for severance and excess facility costs incurred in connection with past restructuring plans. In addition, we recorded an additional $0.7 million for excess facilities as original assumptions regarding possible sublease on exited facilities were not realized.

Payments for excess facilities under these restructuring plans may extend to 2011.

Further details regarding each of the restructuring plans noted in the above table are available in our Annual Report on Form 10-K for the year ended December 28, 2008.

Other income (expense) and Recovery of (provision for) income taxes

($ in millions)	First Nine Months		Change
	2009	2008 As adjusted
Foreign exchange gain	$0.1	$3.0	(97)%
Percentage of net revenues	—%	1%

Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	$(0.2)	$4.6	(104)%
Percentage of net revenues	—%	1%

Loss on subleased facilities	$(0.5)	$—	(100)%
Percentage of net revenues	—%	—%

Interest income (expense), net	$(2.1)	$0.6	(450)%
Percentage of net revenues	(1)%	—%

Recovery on investments, net	$—	$0.4	(100)%
Percentage of net revenues	—%	—%

Loss on investment securities	$—	$(11.8)	100%
Percentage of net revenues	—%	(3)%

Recovery of (provision for) income taxes	$3.5	$77.4	(95)%
Percentage of net revenues	1%	19%

Foreign exchange gain

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange gain was $0.1 million in the first nine months of 2009, which was primarily due to a $0.3 million foreign exchange loss on the revaluation of our net foreign tax liabilities. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). The revaluation of this foreign tax liability was required because of the fluctuations of other currencies against the United States Dollar. The foreign exchange rate between the United States Dollar and the currencies of countries where we have significant tax liabilities depreciated 11% during the first nine months of 2009 compared to appreciating 5% during the first nine months of 2008.

Gain on repurchase of senior convertible notes, net and amortization of debt issue costs

In connection with our repurchase of $98.0 million principal amount of our senior convertible notes in the first quarter of 2008, we recognized a gain of $4.9 million which is net of the related debt issue costs and transaction costs expensed. We recognized the related amortization of debt issue costs of $0.2 million, and $0.3 million in the first nine months of 2009, and 2008, respectively.

Loss on subleased facilities

We recorded a $0.5 million loss on subleased facilities during the first nine months of 2009.

Interest income (expense), net

Net interest income decreased by $2.7 million in the first nine months of 2009 compared to the first nine months of 2008 due mainly to lower investment yields partially offset by the decrease in interest expense relating to the accretion of the discount related to the senior convertible notes.

Recovery on investments, net

In the third quarter of 2008, we received $0.4 million as recovery on a previously booked investment loss related to our past investment in a private company.

Loss on investments

Included in the results of the third quarter of 2008 is an impairment of $11.8 million in the fair values of our investments in money market funds held by the Reserve Fund. For additional information, see Critical Accounting Estimates – Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities and Liquidity & Capital Resources included in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recovery of (provision for) income taxes

We recorded a recovery of income taxes of $3.5 million and recovery of income taxes of $77.4 million for the first nine months of 2009 and 2008, respectively. The recovery in the first nine months of 2009 was primarily due to the effect of foreign exchange translation of a foreign subsidiary, partially offset by tax expense related to certain inter-company transactions described below. The recovery in the first nine months of 2008 was due to a tax settlement by a foreign subsidiary further described below.

The financial statements for the first nine months of 2009 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $22.8 million recorded as long-term prepaid expenses as at September 27, 2009 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits. The tax expense in the first nine months of 2009 resulting from these transactions was $3.1 million.

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

Valuation of Goodwill and Intangible Assets

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Prior to 2009, the amounts allocated to IPR&D were expensed immediately. The amounts allocated to, and the useful lives estimated for other intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. If assumptions and estimates used to allocate the purchase price prove to be inaccurate based on actual results, future asset impairment charges could be required.

The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results; (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock; (iii) a further significant slowdown in the worldwide economy or the semiconductor industry; or (iv) any failure to meet the performance projections included in our forecasts of future operating results.

Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test in the fourth quarter or more frequently if we believe indicators of impairment exist. To determine any goodwill impairment, we perform a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to carrying value. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results and discount rates used in the discounted cash flow method of valuation. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

There were no indications of impairment to goodwill or intangible assets during the first nine months 2009. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

Stock-Based Compensation

Since January 1, 2006, we have recognized compensation expense for all share-based payment awards. Under ASC Topic 718, Compensation – Stock Compensation, we measure the fair value of awards of equity instruments and recognize the cost, net of an estimated forfeiture rate, on a straight-line basis over the period during which services are provided in exchange for the award, generally the vesting period.

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

Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities

Our cash equivalents, short-term investments and long-term investment securities are comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”)-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes, and corporate bonds and notes with minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent. At September 27, 2009, these securities had an estimated fair value of $396.5 million.

Beginning in the first quarter of fiscal 2008, the assessment of fair value is based on the provisions of ASC Topic 820, the Fair Value Measurements and Disclosure Topic. We determined the fair value of our investment securities, which include money market funds, United States Treasury and Government Agency Notes, FDIC-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes, and corporate bonds and notes, using quoted prices from active markets, quoted prices for similar assets from third-party sources and by performing valuation analyses. In determining if and when a decline in market value below the carrying value of our investment securities is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition and other key measures for our investments. We assess impairment of our investment securities in accordance with GAAP.

During 2008, we assessed the fair value of certain of our investment securities by giving consideration to Level 2 and Level 3 inputs (see Note 3. Fair Value Measurements), for the shares of the Reserve Funds and their underlying securities. Based on this assessment, we recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share communicated by the Reserve Funds’ Primary Fund. We reassessed the fair value of our investments in money market funds for the third quarter 2009, and there were no further impairments.

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

Business Outlook

We expect our revenues for the fourth quarter of 2009 to be approximately $132 to $140 million.

We anticipate our fourth quarter 2009 gross margin percentage to be 65% to 66% including approximately $0.2 million stock-based compensation expense. As in past quarters this could vary depending on the volume of products sold, since many of our costs are fixed. Margins may also vary depending on the mix of products sold.

We expect our fourth quarter 2009 research and development, and selling, general and administrative expenses, to be approximately between $57.5 million and $59.5 million, including stock-based compensation expense of approximately between $4.5 million and $5.5 million.

We expect that we will continue to incur significant amortization of purchased intangible assets related to our 2006 acquisitions in the fourth quarter of 2009.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repurchase our senior convertible notes and finance working capital. The combination of cash, cash equivalents, short-term investments and long-term investment securities at September 27, 2009 and December 28, 2008 totaled $419.6 million and $307.5 million, respectively, which are composed of the following:

	September 27, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses	Fair Value
Cash	$23,062	$—	$—	$23,062
Money market funds	194,517	24	—	194,541
US Treasury and Government Agency notes	84,720	956	—	85,676
Corporate bonds and notes	78,806	1,330	(32)	80,104
US States and Municipal securities	19,657	28	(7)	19,678
Foreign government and agency notes	16,262	259	—	16,521

Total	$417,024	$2,597	$(39)	$419,582

* Gross unrealized gains include accrued interest on investments.

	December 28, 2008
	Amortized Cost	Gross Unrealized	Gross Unrealized	Fair Value
Cash	$28,626	$—	$—	$28,626
Money market funds	278,898	—	—	278,898

Total	$307,524	$—	$—	$307,524

The investments are recognized in the Condensed Consolidated Balance Sheet as follows:

	September 27, 2009		December 28, 2008
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Cash and cash equivalents	$181,021	$181,044	$97,839	$97,839
Short-term investments	92,476	94,019	209,685	209,685
Long-term investment securities	143,527	144,519	—	—

Total	$417,024	$419,582	$307,524	$307,524

As of September 27, 2009 and December 28, 2008, we had $57.6 million and $55.4 million of senior convertible notes outstanding, respectively, recorded on our Condensed Consolidated Balance Sheets. The face value of the senior convertible notes as at September 27, 2009 and December 28, 2008 was $68.3 million. In the future, we expect our cash from operations, short-term investments and long-term investment securities, including distributions from the Reserve Funds, to be our sources of liquidity.

As of September 27, 2009 and December 28, 2008, we had $38.9 million and $209.7 million of our short-term investments relate to shares of the Reserve Funds for which we have outstanding redemption orders, respectively, recorded on our Consolidated Balance Sheets. The Reserve Funds were AAA-rated money market funds that announced redemption delays and suspended trading in September 2008 during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. that was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received an SEC order providing that the SEC will supervise the distribution of assets from the fund.

During the first nine months of 2009, we received distributions of $170.8 million from the Reserve Funds and expect the remainder of this investment to be distributed by the end of fiscal 2009. Subsequent to September 27, 2009, we received $1.3 million as a partial distribution from the Primary Fund.

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

See Critical Accounting Estimates – Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities for additional information.

Operating Activities – During the first nine months of 2009, we generated net positive operating cash flows of $92.2 million. The main drivers for this were primarily our $31.8 million net income and the add backs of $59.1 million non-cash operating expenses.

Investing Activities – We used $33.3 million for investing activities in the first nine months of fiscal 2009, including $209.3 million for the purchase of investment securities, and $6.0 for the purchase of property, plant and equipment and intellectual property, net of $11.1 million received for the disposal of investments securities and $170.8 million in distributions from the Reserve Funds.

Financing activities – Net cash from financing activities of $24.3 million in the first nine months of 2009 was generated from the issuance of common shares under our employee stock plans.

As of September 27, 2009, we had cash commitments made up of the following:

(in thousands)	Total	2009	2010	2011	2012	2013	After 2013
Contractual Obligations

Operating Lease Obligations:
Minimum Rental Payments	$32,007	$2,893	$10,725	$7,408	$2,658	$2,550	$5,773
Estimated Operating Cost Payments	12,060	959	3,639	2,362	1,074	1,074	2,952
Long Term Debt:
Principal Repayment	68,340	—	—	—	—	—	68,340
Interest Payments	26,142	1,538	1,538	1,538	1,538	1,538	18,452
Purchase and other Obligations	15,768	2,637	6,341	6,047	743	—	—

	$154,317	$8,027	$22,243	$17,355	$6,013	$5,162	$95,517

In addition to the amounts shown in the table above, we have recorded $37.2 million liability for unrecognized tax benefits, as of September 27, 2009 and we are uncertain as to if or when such amounts may be realized.

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $16.0 million at October 26, 2009 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $3.5 million of cash in the remainder of 2009 for capital expenditures and purchases of intellectual property.

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

Cash Equivalents, Short-Term Investments and Long-Term Investment Securities:

We regularly maintain a portfolio of short- and long-term investments comprised of various types of money market funds, United States Treasury and Government Agency notes, FDIC-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes, and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than 36 months with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent. We classify these securities as available-for-sale and they are carried at fair market value. Our corporate policies prevent us from holding material amounts of asset-backed commercial paper.

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

Based on a sensitivity analysis performed on the financial instruments held at September 27, 2009, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100 or 150 basis points would result in a decline, or increase, in portfolio value of approximately $1.4 million, $2.8 million and $4.2 million, respectively.

Senior Convertible Notes:

At September 27, 2009, $68.3 million in face value of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our senior convertible notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, particularly in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts on behalf of our Canadian subsidiary. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our foreign currency forward contracts failed to complete the terms of their contracts, we would purchase Canadian dollars at the spot rate as of the date the funds were required. If the counterparties to our foreign currency forward contracts that matured in the fiscal quarter ended September 27, 2009 had not fulfilled their contractual obligations and we were required to purchase Canadian dollars at the spot rate, our operating income for the third quarter would have decreased by $1.5 million.

At September 27, 2009, we had 12 contracts outstanding to purchase Canadian dollars, all with maturities of less than 12 months that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $16.4 million and the contracts had a fair value of $1.5 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first nine months of 2009, we recorded a $0.3 million foreign exchange loss on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $2.0 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first nine months of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2009, the Delaware Chancery Court granted the Company’s motion to dismiss the plaintiff’s books and records demand. This result has lifted the stay on the motion to dismiss the second amended complaint in the Federal Court.

While the briefing on defendants’ motions was under way, the parties engaged in mediation and on November 5, 2009 entered into a stipulation of settlement under which the parties have agreed, subject to court approval, to resolve both the Beiser/Barone action and the Meissner action. Under the stipulation of settlement, the Company has agreed to adopt certain corporate governance reforms and to maintain these and other reforms put in place while the litigation was pending for a period of three years. The Company has agreed, subject to court approval, to pay plaintiffs’ counsel $1.6 million in attorneys’ fees, half of which will be paid by the Company and the other half by the Company’s insurance carrier. In light of the stipulated settlement, the parties have agreed to suspend the briefing on defendants’ renewed motions to dismiss the Beiser/Barone action. The parties plan to file papers with the Federal Court as soon as practicable seeking preliminary approval of the settlement and requesting that the Federal Court approve a schedule and process for providing notice to shareholders and set a date for considering a motion for final approval of the settlement.

The Company has accrued costs of $800,000 to reflect its share of the attorneys’ fees to be paid to plaintiffs’ counsel pursuant to the settlement. As with the rest of the settlement, the agreement to pay attorneys’ fees and the amount of fees to be paid remain subject to approval by the Federal Court.

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

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption recently, including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. We have experienced delays in redemptions of our money market funds and we have recognized an $11.8 million loss on investment securities on our shares of the Reserve International Liquidity Fund, Ltd. and the Reserve Primary Fund during 2008. Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

Currently, these conditions have not impaired our liquidity for operational purposes. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which may impair our liquidity in the future. The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, financial strength of our customers and suppliers. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such capital markets, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

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

We depend on a limited number of customers for large portions of our revenues. During the rolling twelve month period ended September 27, 2009, we had two end customers that accounted for more than 10% of our revenues, namely HP and Huawei. In the first nine months of 2009, our top ten customers accounted for more than 75% of our revenues. In the first nine months of 2008, our top ten customers accounted for more than 65% of our revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Our results of operations are increasingly dependent on our sales in China, which on a bill-to basis, accounted for 36% of our revenues in the third quarter of 2009 compared to 30% in the third quarter of 2008. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial negative impact on our business. The growth of Fibre-To-The-Home technology in China has continued to be strong, however, a slowdown in that growth would have an adverse impact on our operating results.

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

We are experiencing significantly greater competition in the markets in which we participate. We are expanding into markets, such as the Enterprise Infrastructure and WAN Infrastructure markets, which have established incumbents with substantial financial and technological resources. We expect more intense competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

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

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material effect on our income tax provision and results of operations in the period or periods in which that determination is made, and potentially to future periods as well. During the second quarter of 2008, one of our foreign subsidiaries settled several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of tax benefits of $124.1 million. As a result of this settlement, the Company agreed to pay $18.0 million in cash and utilize $31.6 million in investment tax credits.

The ultimate resolution of outstanding tax matters could be for amounts in excess of our reserves established. Such events could have a material adverse effect on our liquidity or cash flows in the quarter in which an adjustment is recorded or the tax payment is due.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $1.0 million foreign exchange loss on the revaluation of our income tax liability, net of deferred tax assets, in the third quarter of 2009 because of the fluctuations in the U.S. dollar against foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $2.0 million impact to our pre-tax net income.

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

We have $57.6 million carrying value ($68.3 million of face value) of our 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote By Stockholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits –

• 11.1	Calculation of net income per share – included in Note 10. Net Income Per Share of the financial statements included in Item I of Part I of this Quarterly Report.

• 31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

• 31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

• 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

• 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: November 6, 2009	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and
Principal Accounting Officer