Form 10-K
period 2009-12-27
PMC SIERRA INC
filed 2010-02-24
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 27, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on June 28, 2009 as reported by the NASDAQ Global Market, was approximately $1.1 billion. Shares of Common Stock held by each executive officer and director and by each person known to the Registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2010, the Registrant had 228,774,352 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

PMC-Sierra, Inc. (“PMC” or the “Company”) designs, develops, markets and supports semiconductor solutions for the Enterprise Infrastructure market and the Communications Infrastructure market. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia. We have approximately 400 different semiconductor devices that are sold to leading equipment and design manufacturers, who in turn supply their equipment principally to service providers, carriers and enterprises globally. We provide semiconductor solutions for our customers by leveraging our intellectual property, design expertise and systems knowledge across a broad range of applications and industry protocols.

PMC was incorporated in the State of California in 1983 and reincorporated in the State of Delaware in 1997. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “PMCS”.

Our principal executive offices are located at 3975 Freedom Circle, Santa Clara, California 95054. Our internet webpage is located at www.pmc-sierra.com; however, the information accessed on or through our webpage is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our webpage after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our fiscal year normally ends on the last Sunday of the calendar year. Fiscal years 2009, 2008 and 2007 consisted of 52 weeks. In this Annual Report on Form 10-K, “PMC-Sierra”, “PMC”, “the Company”, “us”, “our” or “we”, mean PMC-Sierra, Inc. together with our subsidiary companies.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and the portions of our Proxy Statement incorporated by reference into this Annual Report contain forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements.

These forward-looking statements apply only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face as described under “Item IA. Risk Factors” and elsewhere in this Annual Report and our other filings with the SEC. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

•	business strategy;

•	business outlook;

•	sales, marketing and distribution;

•	wafer fabrication capacity;

•	competition and pricing;

•	critical accounting policies and estimates;

•	customer product inventory levels, needs and order levels;

•	demand for networking, storage and consumer equipment;

•	net revenues;

•	gross profit;

•	research and development expenses;

•	selling, general and administrative expenses;

•	other income (expense), including interest income (expense);

•	foreign exchange rates;

•	taxation rates and tax provision;

•	sources of liquidity and liquidity sufficiency;

•	capital resources;

•	capital expenditures;

•	restructuring activities, expenses and associated annualized savings;

•	cash commitments;

•	purchase commitments;

•	use of cash;

•	expectation regarding our amortization of purchased intangible assets; and

•	expectations regarding distribution from certain investments.

This Annual Report should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any current reports filed on Form 8-K subsequent to the date of the original filing.

INDUSTRY OVERVIEW

Growth in Internet usage and digital consumer devices continues to drive demand for bandwidth and efficient networks that can manage high levels of data and video traffic. At the same time, communication service providers are seeking ways to increase their revenues by bundling and delivering a range of services to their customers in a cost-effective manner. Applications such as Voice Over Internet Protocol (“VoIP”), video-on-demand and Internet Protocol Television (“IPTV”) are enabled by advanced technology such as third generation wireless services, network-attached storage, Fiber-To-The-Home access and Metro Optical Transport networks. This results in increasing requirements for carriers and enterprises to upgrade and improve their network infrastructure and storage management capabilities. Enterprises, governments, corporations, small offices and home offices are expanding their networks to better capture, store and access large quantities of data, efficiently and securely.

MARKETS THAT WE SERVE

We sell our semiconductor solutions primarily into two general markets: the Enterprise Infrastructure market and the Communications Infrastructure market. The products and solutions that we sell into the Communications infrastructure market are largely driven by the capital spending of service providers in the communications networking equipment industry. Our products and solutions that are sold into the Enterprise Infrastructure market are driven primarily by the capital spending of corporations, enterprises and smaller businesses. In 2009, our revenues were derived approximately 50% from the Communications Infrastructure market and 50% from the Enterprise Infrastructure market.

The general market areas that we currently serve and some typical equipment in those markets that contain our semiconductor solutions are described below. Due to the complexity of the global communications network, it is not possible to sharply delineate networking functions or markets served. In addition, many of our products may be used in multiple classes of networking equipment that are deployed across all of the market areas identified below, while others have highly specialized applications.

Communications Infrastructure

The Communications Infrastructure market encompasses wired, wireless and Passive Optical Networking (“PON”) devices used in access, aggregation and transport equipment such as optical transport platforms, edge routers, multi-service switches, and wireless base stations that gather and process signals in different protocols, and transmit them to the next destination.

For high-capacity data communication over fibre optic systems, the standard used is Synchronous Optical Networks (“SONET”) in North America and parts of Asia, and is Synchronous Digital Hierarchy (“SDH”) in the rest of the world. In addition to using SONET/SDH to increase the bandwidth or capacity, of their networks, many service providers have started implementing packet-based transport equipment in the core and access portions of the network using the new standard called Optical Transport Network (“OTN”).

With demands for access bandwidth increasing, PON is being deployed by carriers worldwide to facilitate higher speed service to residences and enterprises. Instead of copper cables, fibre is deployed to the neighborhood, the multi-dwelling unit or the residence, to increase bandwidth and improve the uploading and downloading files in both directions. The advantage of PON is that it provides high bandwidth without sensitivity to the distance between the central office and the subscriber. This technology is being deployed in Japan, China, Korea and the United States (“U.S.”).

Our solutions are used in equipment such as aggregation, multi-service provisioning platforms, routers and optical transport platforms that gather and process signals in different protocols, and then transmit them to the next destination as quickly and efficiently as possible. The next-generation networking equipment can efficiently handle different data protocols and is often referred to as “multi-service” because it can facilitate the transmission of Internet Protocol (“IP”) packets and Time-Division Multiplexing (“TDM”) signals over optical fibre. We are developing complex architectural silicon solutions to help our customers manage the increasing level of diverse traffic in the Wide Area Network to handle voice, video and data services. The Wide Area Network also involves the termination and distribution of separate higher speed data signals into lower speed data signals. Many of our devices that are used in wireline communications equipment can also be deployed in the backhaul transport of wireless data from base station transceivers and base station controllers.

Enterprise Infrastructure

Our products and solutions in the Enterprise Infrastructure market enable the high-speed interconnection of the servers, switches and storage devices that comprise these systems thus allowing large quantities of data to be stored, managed and moved securely. Our focus in this area is developing interconnect devices and controllers for Fibre Channel, Serial Attached SCSI (“SAS”) and Serial ATA (“SATA”). We are shipping next-generation solutions for 8 Gbps Fibre Channel controllers for high-performance storage systems in the Storage Area Network (“SAN”) and Network Attached Storage (“NAS”) markets, as well as 6 Gbps SAS/SATA controllers and expanders for this market. PMC-Sierra has also developed semiconductor and adaptor solutions for the 6 Gbps server-attached storage market.

In another part of the Enterprise Infrastructure market, PMC provides integrated solutions for laser printers, switches and routers that are used by enterprises and small businesses to manage their data on an inter-office and intra-office basis. In the laser printer market, we sell our standalone microprocessors and integrated system-on-chip devices primarily into the mid-to high-end and multi-function segments of that market. We also have applications for network-attached storage for small and medium sized businesses.

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

Controllers: rapid growth in data storage is driving a need for more cost-effective and larger capacity storage systems. Controller products based on Fibre Channel, SAS and SATA enable the development of external and server-attached storage systems that meet the cost and capacity requirements of our customers.

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

Microprocessor-based System-On-Chips (“SOCs”): these devices perform the high-speed computations that help identify and control the flow of signals and data in many different types of networking equipment used in the communications, storage and enterprise markets. With greater demand for integration of features and functions on a single device, more highly-integrated system-on-chip solutions are being developed.

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

Serializers/Deserializers: these devices convert and multiplex traffic between slower speed parallel streams and higher speed serial streams. Original Equipment Manufacturers (“OEMs”) use serial streams to reduce networking equipment line connections and parallel streams to allow them to apply lower cost traffic management technologies.

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

We work very closely with our customers to intimately understand their application and product needs. Beyond striving to deliver best-in-class products, we aim to ensure they get the best service and technical support required to assist them with their product development efforts. We have a strong history of analog, digital, mixed-signal and microprocessor expertise that allows PMC to integrate many of these functions and protocols into complex devices. We leverage our common technologies and intellectual property across a broad range of communications and storage equipment. Our OEM customers include Alcatel-Lucent, Cisco Systems Inc., EMC Corp., Fiberhome Networks Company Ltd. (“FiberHome”), Fujitsu Ltd. (“Fujitsu”), Hewlett-Packard Company (“H-P”), Hitachi, Ltd. (“Hitachi”), Huawei Technologies Co., Ltd. (“Huawei”), Mitsubishi Electric Corp. (“Mitsubishi Electric”) and ZTE Corp (“ZTE”).

2.	Expand our business in the enterprise storage systems markets.

We are broadening our product line for the external and server-attached storage markets, as new standards and integration takes place. With growth in cloud computing services, we see more demand in the storage and data center markets. Our focus remains on Fibre Channel products and high-performance interconnect devices and controllers that are based on SAS and SATA. We expect the need for faster and more complex devices will increase as next-generation storage systems are deployed. We offer controller and adaptor solutions for server-attached storage systems for customers.

3.	Protect and extend our position in the Communications Infrastructure market.

PMC has a strong track record in developing semiconductor solutions for the access, aggregation and metro transport portion of the market. With more data and video moving on to the global network, we continue to develop new technologies that enable higher speed, lower latency, and more efficient systems for global service providers. As next-generation Optical Transport Platforms are introduced into the Metro area of the network, PMC is delivering solutions that enable this class of equipment.

4.	Expand our business in the Fiber-To-The-Home (“FTTH”) market.

We are working very closely with carriers and OEMs around the world to help them design and develop solutions that enable speeds of 100 Mbps, 1 Gbps and greater to the customer premise to provide bandwidth that is required for video on demand and IPTV. We believe PON technology is the next major step in broadband access. We are investing to maintain our leadership position in the PON market and to help this new market expand across the globe.

5.	Continue to increase our presence in Asian markets.

We continue to strengthen our relationships and business activity with our Asian customers. In November 2009, we opened our new International headquarters located in Penang, Malaysia. This step brings us closer to our suppliers and customers. In 2009, we expanded our sales, service and design center in Shanghai, China and continue to expand our technology center in Bangalore, India. Our revenues continued to increase in the Asia Pacific region in 2009, which includes China, Japan and Korea. Some of our largest customers in China include Huawei, ZTE and FiberHome. In Japan, our largest customers include Hitachi, Fujitsu, Mitsubishi Electric, Sumitomo Electric Industries Ltd. and Ricoh Company Ltd. Our customers in Asia are broadening their product offerings in FTTH, 3G wireless infrastructure, metro transport, edge routing and storage networking platforms.

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

Our sales team is focused on selling and supporting our chips and chipsets for equipment providers who are in turn selling their products to service providers, enterprises, or consumers. To better match our available sales resources to market opportunities, we also focus our sales and support efforts on targeted customers.

We sell our products to end customers directly and through distributors and independent manufacturers’ representatives. In 2009, less than 22% of our orders were shipped through distributors, approximately 43% were sent by us directly to contract manufacturers selected by OEMs, and the balance were sent directly to our OEM customers.

In 2009, our largest distributor was Avnet Inc. (“Avnet”), which represented our products worldwide (excluding Japan, Israel, and Taiwan). We recognize sales through Avnet on a sell-through basis, which occurs when Avnet ships our products to the end customer. In 2009, total sales shipped through Avnet worldwide were 14% of our total net revenues. Our second largest distributor is Macnica Inc. Sales shipped through this distributor in 2009 were approximately 11% of our total net revenues.

In 2009, we had one end customer that accounted for more than 10% of our revenues: H-P.

Our sales outside of the United States, based on customer billing location, accounted for 87%, 80% and 80% of total revenue in 2009, 2008 and 2007, respectively. Our sales to customers in Asia, including Japan and China, increased to 84% of sales in 2009 from 73% of sales in 2008 in part because many of our OEM customers increased the use of Asia-based contract manufacturers for the assembly of their products.

See Item 1A. Risk Factors for further information on risks attendant to our foreign operations and dependence.

MANUFACTURING

PMC-Sierra is a fabless company, meaning that we do not own or operate foundries for the production of the silicon wafers from which our products are made. Instead, we work with independent merchant foundries and chip assemblers for the manufacture of our products. We believe our fabless approach to manufacturing provides us with the benefit of superior manufacturing capability, scalability, as well as the flexibility to move wafer manufacture, assembly and test of our products to the vendors that offer the best technology and service at a competitive price.

Our lead-time, or the time required to manufacture our devices, is typically 12 to 16 weeks. Based on this lead-time, our team of production planners initiates purchase orders with our wafer suppliers and with our chip assemblers for the assembly and test of our parts so that, to the best of our ability, our products are available to meet customer demand.

Wafer Fabrication

We manufacture our products at independent foundries using standard Complementary Metal Oxide Semiconductor (“CMOS”) process techniques. We have in the past purchased silicon wafers from which we manufacture our products from Globalfoundries Inc. (previously, Chartered Semiconductor Manufacturing Ltd.), Taiwan Semiconductor Manufacturing Corporation (“TSMC”) and United Microelectronics Corporation (“UMC”). These independent foundries produce the wafers for our networking semiconductor products ranging in sizes from 0.18 micron to 40 nanometer. By using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing, developing and testing of new products. In addition, we avoid the fixed costs associated with owning and operating fabrication and chip assembly facilities and the costs associated with updating these facilities to manage constantly evolving process technologies.

We have supply agreements with TSMC and UMC. Under these supply agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements. These agreements may be terminated if either party does not comply with the terms. We have a history of renewing contracts on an annual basis with our foundries for those agreements that require renewals, and we do not anticipate any problems with renewing such agreements beyond their current expiry dates.

Assembly and Test

Once our wafers are fabricated, they must be probed or inspected, to identify which individual units, referred to as die, were properly manufactured. Most wafers that we purchase are sent directly to an outside assembly house where the die are individually cut and packaged into semiconductor devices. The individual devices are then run through various electrical, mechanical and visual tests before customer delivery. PMC has recently outsourced the remaining in-house portion of its wafer probe and final test capability to subcontract test providers.

Quality Assurance

The industries that we serve require high quality, reliable semiconductors for incorporation into their equipment. We pre-qualify each vendor, foundry, assembly and test subcontractor. Wafers supplied by outside foundries must meet our incoming quality and test standards. The testing function is performed predominantly by independent Asian and U.S. companies.

Since 2006, there has been an increase in the proportion of products being produced for PMC by turnkey application-specific integrated circuit (“ASIC”) vendors due to PMC’s acquisitions of the Storage Semiconductor Business and Passave. Although PMC does not physically manage the bulk of this production, these products follow approved and audited flows conforming to PMC’s Quality Assurance requirements.

RESEARCH AND DEVELOPMENT

Our research and development efforts are market- and customer-focused and can involve the development of both hardware and software. These devices and reference designs are targeted for use in enterprise, storage and service provider markets. Increasingly, our OEM customers that serve these end markets are demanding complete solutions with software support and complex feature sets and we are developing products to fill this need.

From time to time we announce new products to the public once development of the product is substantially completed and there are no longer significant technical risks and costs to be incurred. As we have a portfolio of approximately 400 products, we do not consider any individual new product or group of products released in a year to be material, beyond our continuing development of a portfolio of products that meet our customers’ future needs.

At the end of fiscal 2009, we had design centers in the United States (California, Pennsylvania and Minnesota), Canada (British Columbia and Quebec), Israel (Herzliya), China (Shanghai) and India (Bangalore).

Our research and development spending was $149.2 million in 2009, $157.6 million in 2008 and $159.1 million in 2007.

BACKLOG

Our sales originate from customer purchase orders. However, our customers frequently revise order quantities and shipment schedules to reflect changes in their requirements. As of December 27, 2009, our backlog of products scheduled for shipment within three months totaled approximately $126.9 million (2008—$68.0 million). Unless our customers cancel or defer to a subsequent year a portion of this backlog, we expect this entire backlog to be filled in 2010.

Our backlog includes our backlog of shipments to direct customers, minor distributors and a portion of shipments by our major distributor to end customers. Our customers may cancel or defer backlog orders. Accordingly, we believe that our backlog at any given time is not a meaningful indicator of future long-term revenues. Backlog is a non-GAAP measure and may not be comparable between companies.

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

We compete against established peer-group semiconductor companies that focus on the communications and storage semiconductor business. These companies include the following: Altera Corp., Applied Micro Circuits Corp.; Broadcom Corp.; Cortina Systems, Inc.; Emulex Corp.; Exar Corp.; Infineon Technologies AG;

Intel Corp.; LSI Corp.; Maxim Integrated Products, Inc.; Marvell Technology Group Ltd.; Mindspeed Technologies, Inc.; QLogic Corp.; and Xilinx, Inc. Many of these companies are well financed, have significant communications semiconductor technology assets and established sales channels, and depend on the market in which we participate for the bulk of their revenues.

Over the next few years, it is possible for additional competitors to enter the market with new products, some of which may also have greater financial and other resources than we do.

We are also continuing to expand into certain markets, such as the Enterprise Infrastructure market that have established incumbents with substantial financial and other resources. Some of these incumbents derive a majority of their earnings from these markets. We expect continued strong competition in these markets.

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have a total of 287 U.S. and 87 foreign patents for circuit designs and other innovations used in the design and architecture of our products. In addition, we have 97 patent applications pending in the U.S. Patent and Trademark office. Our patents typically expire 20 years from the patent application date, with our existing patents expiring between 2010 and 2030.

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

EMPLOYEES

As of December 27, 2009, we had 1,079 employees, including 641 in Research and Development, 92 in Production and Quality Assurance, 212 in Sales and Marketing and 134 in Administration. Our employees are not represented by a collective bargaining agreement and we have never experienced any related work stoppage.

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

Over the past year and a half, financial markets in the United States, Europe and Asia experienced extreme disruption, including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments took unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. We have experienced delays in redemptions of our money market funds and we have recognized an $11.8 million loss on investment securities on our shares of the Reserve International Liquidity Fund, Ltd. and the Reserve Primary Fund during 2008. As of December 27, 2009, the original underlying securities held by the Reserve Funds had matured, and with the exception of Lehman Brothers’ securities, the balances were held by the Reserve Funds in the form of overnight agency notes. Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments (classified as short-term investments as at December 27, 2009), and these changes could be material.

Currently, these conditions have not impaired our liquidity for operational purposes. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which may impair our liquidity in the future. The tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, and in the financial strength of our customers and suppliers. We are unable to predict the likely duration and severity of the disruptions in financial markets and adverse economic conditions in the U.S. and other countries.

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

We rely on customer forecasts in order to estimate the appropriate levels of inventory to build and to project our future revenues. Many of our customers have numerous product lines, numerous component requirements for each product, sizeable and complex supplier structures, and typically engage contract manufacturers for additional manufacturing capacity. This complex supply chain creates several variables that make it complicated to accurately forecast our customers’ demand and accurately monitor their inventory levels of our products. If customer forecasts are not accurate, we may build too much inventory, potentially leaving us with excess and obsolete inventory, which would reduce our profit margins and adversely affect our operating results. Conversely, we may build too little inventory to meet customer demand causing us to miss revenue-generating opportunities. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize, could result in our holding excess or obsolete inventory, which could in turn result in write-downs of inventory. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties.

Our customers often shift buying patterns as they manage inventory levels, market different products, or change production schedules. This makes forecasting their production requirements difficult and can lead to an inventory surplus or shortage of certain components. In addition, our products vary in terms of the profit margins they generate. If our customers purchase a greater proportion of our lower margin parts in a particular period, it would adversely impact our results of operations.

Further, our distributors provide us with periodic reports of their backlog to end customers, sales to end customers and quantities of our products that they have on hand. If the data that is provided to us is inaccurate, it could lead to inaccurate forecasting of our revenues or errors in our reported revenues, gross profit and net income.

While backlog is our best estimate of our next quarter’s expectations of revenues, it is industry practice to allow customers to cancel, change or defer orders with limited advance notice prior to shipment. As such, backlog may be an unreliable indicator of future revenue levels. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionately negative effect on our operating results.

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

We depend on a limited number of customers for large portions of our revenues. In 2009, we had one end customers that accounted for more than 10% of our revenues, namely H-P. In 2008, we did not have any end customers that accounted for more than 10% of our revenues. In 2009, our top ten customers accounted for more than 70% of our revenues. In 2008, our top ten customers accounted for approximately 65% of our revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

The loss of a key customer, or a reduction in our sales to any major customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations.

The loss of key personnel could delay us from designing new products.

To succeed, we must retain and hire technical personnel highly skilled at design and test functions needed to develop high-speed networking products. The competition for such employees is intense.

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

Our results of operations are increasingly dependent on our sales in China, which on a bill-to basis, accounted for over 40% of our revenues in 2009 compared to 30% in 2008. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial negative impact on our business. While the growth of Fiber-To-The-Home technology in China has continued to be strong, a slowdown in that growth would have an adverse impact on our operating results.

In addition to selling our products in a number of countries, an increasing portion of our research and development and manufacturing is conducted outside North America, in particular, in India and China. The geographic diversity of our business operations could hinder our ability to coordinate design, manufacturing and sales activities. If we are unable to develop systems and communication processes to support our geographic diversity, we may suffer product development delays or strained customer relationships.

Hostilities in the Middle East and India may have a significant impact on our Israeli and Indian subsidiaries’ ability to conduct their business.

We have research and development facilities located in Israel and India which employ approximately 170 and 70 people, respectively. A catastrophic event, such as a terrorist attack, that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and our operating results.

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

We are experiencing significantly greater competition in the markets in which we participate. We are expanding into markets, such as the Enterprise Infrastructure and Communications Infrastructure markets, which have established incumbents with substantial financial and technological resources. We expect more intense competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

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

Over the next few years, we expect additional competitors, some of which may also have greater financial and other resources, to enter these markets with new products. These companies, individually or collectively, could represent future competition for many design wins and subsequent product sales.

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

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material effect on our income tax provision and results of operations in the period or periods in which that determination is made, and potentially to future periods as well. During the second quarter of 2008, one of our foreign subsidiaries settled several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of tax benefits of $124.1 million. As a result of this settlement, we agreed to pay $18.0 million in cash and utilize $31.6 million in investment tax credits.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $2.7 million foreign exchange loss on the revaluation of our income tax liability, net of deferred tax assets, in 2009 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $2.5 million impact to our pre-tax net income.

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

Our business strategy contemplates acquisition of other products, technologies or businesses, which could adversely affect our operating performance.

Acquiring products, intellectual property, technologies and businesses from third parties is a core part of our business strategy. That strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. These challenges include integration of product lines, sales forces, customer lists and manufacturing facilities, development of expertise outside our existing business, diversion of management time and resources, possible divestitures, inventory write-offs and other charges. We also may be forced to replace key personnel who may leave our company as a result of an acquisition. We cannot be certain that we will find suitable acquisition candidates or that we will be able to meet these challenges successfully. Acquisitions could also result in customer dissatisfaction, performance problems with the acquired company, investment, or technology, the assumption of contingent liabilities, or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in integrating any acquired businesses, products or technologies and may not achieve anticipated revenues and cost benefits.

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

Our current product roadmap will, in part, be dependent on successful acquisition and integration of intellectual property cores developed by third parties. If we experience difficulties in obtaining or integrating intellectual property from these third parties, it could delay or prevent the development of our products in the future.

Although our customers, our suppliers and we rigorously test our products, our highly complex products may contain defects or bugs. We have in the past experienced, and may in the future experience defects and bugs in our products. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products. This could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers.

We may have to invest significant capital and other resources to alleviate problems with our products. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.

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

We do not own or operate a wafer fabrication facility. In 2009, two outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

We depend on third parties in Asia for the assembly and testing of our semiconductor products. In addition, subcontractors in Asia assemble all of our semiconductor products into a variety of packages. Raw material shortages, political and social instability, assembly and testing house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply, assembly or testing. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues. At times, capacity in the assembly industry has become scarce and lead times have lengthened. This may become more severe, which could in turn adversely affect our revenues. We have less control over delivery schedules, assembly processes, testing processes, quality assurances, raw material supplies and costs than competitors that do not outsource these tasks.

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

We become defendants in legal proceedings from time to time. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and personal claims. We may not be able to accurately assess the risk related to these suits and we may be unable to accurately assess our level of exposure. These proceedings may result in material charges to our operating results in the future if our exposure is material and if our ability to assess our exposure becomes clearer.

If we cannot protect our proprietary technology, we may not be able to prevent competitors from copying or misappropriating our technology and selling similar products, which would harm our business.

To compete effectively, we must protect our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We hold numerous patents and have a number of pending patent applications. However, our portfolio of patents includes some that expired in 2009 and are expiring in subsequent years, which could have a negative effect on our ability to prevent competitors from duplicating certain of our products.

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry. This often results in expensive and lengthy litigation. We, and our customers or suppliers, may be accused of infringing patents or other intellectual property rights owned by third parties in the future. An adverse result in any litigation could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to the infringing technology. In addition, we may not be able to develop non-infringing technology or find appropriate licenses on reasonable terms or at all.

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

We have $58.4 million carrying value ($68.3 million of face value) of our 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier.

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

We lease properties in 22 locations worldwide totaling approximately 546,000 square feet. Approximately 26% of the space we leased was excess at December 27, 2009. Approximately 84% of the excess space has been subleased and we are actively pursuing opportunities to sublease or negotiate our exit from the remaining excess facilities.

We lease approximately 108,000 square feet in Santa Clara, California, to house our U.S. design, engineering, sales and marketing operations.

Our Canadian operations are primarily located in Burnaby, British Columbia where we lease approximately 149,000 square feet of office space in two separate buildings. This location supports a significant portion of our product development, manufacturing, marketing, sales and testing activities.

In addition to the two major sites in Santa Clara and Burnaby, during 2009 we also operated nine additional research and development centers: two in Canada, four in the U.S., one in Bangalore, India, one in Herzliya, Israel and one in Shanghai, China.

We have 11 sales/operations offices located in Europe, Asia, the Caribbean and North America.

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

The defendants moved to dismiss the Beiser/Barone action on various legal grounds including that the plaintiffs failed to state a claim and failed to plead with particularity facts establishing that a litigation demand on the board of directors of the Company would have been futile at the time they commenced the derivative lawsuit. The Federal Court dismissed the consolidated complaint on August 22, 2007 and gave plaintiffs leave to amend. The Federal Court dismissed the plaintiffs’ first amended consolidated complaint on May 8, 2008 and permitted plaintiffs leave to amend “one last time”. Defendants moved to dismiss the second amended complaint which motions were to be heard on August 20, 2008.

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

While the briefing on defendants’ motions was under way, the parties engaged in mediation and on November 5, 2009 entered into a stipulation of settlement under which the parties have agreed, subject to court approval, to resolve both the Beiser/Barone action and the Meissner action. Under the stipulation of settlement, the Company expressly denies any wrong doing but, in the interest of settlement, agreed to adopt certain corporate governance reforms and to maintain these and other reforms put in place while the litigation was pending for a period of three years. The Company has agreed, subject to court approval, to pay plaintiffs’ counsel $1.6 million in attorneys’ fees, half of which will be paid by the Company and the other half by the Company’s insurance carrier. In light of the stipulated settlement, the parties have agreed to suspend the briefing on defendants’ renewed motions to dismiss the Beiser/Barone action. On January 26, 2010, the Federal Court issued an order (the “Preliminary Order”) granting preliminary approval of the settlement. The stipulation of settlement is subject to final approval by the Federal Court, which has scheduled for hearing on April 29, 2010.

The Company has accrued costs of $800,000 to reflect its share of the attorneys’ fees to be paid to plaintiffs’ counsel pursuant to the settlement. As with the rest of the settlement, the agreement to pay attorneys’ fees and the amount of fees to be paid remain subject to final approval by the Federal Court.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the NASDAQ Select Global Market:

Fiscal 2009	High	Low
First Quarter	$6.86	$4.26
Second Quarter	8.48	6.34
Third Quarter	9.97	7.34
Fourth Quarter	9.99	7.93

Fiscal 2008	High	Low
First Quarter	$6.54	$4.36
Second Quarter	8.98	5.70
Third Quarter	9.22	6.89
Fourth Quarter	7.42	3.31

To maintain consistency, the information provided above is based on the last day of the calendar quarter rather than the last day of the fiscal quarter.

Stockholders

As of February 22, 2010, there were 969 holders of record of our Common Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business or to fund acquisitions and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for PMC, the line-of-business index for semiconductors and related devices (SIC code 3674) furnished by Research Data Group, Inc., and the S&P 500 Index. The graph assumes the investment of $100 on December 31, 2004. The performance shown is not necessarily indicative of future performance.

SOURCE: RESEARCH DATA GROUP, INC.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth data from our consolidated financial statements for each of the last five fiscal years.

	Year Ended (in thousands, except for per share data)
	December 27, 2009(1)	December 28, 2008(2) As adjusted*	December 30, 2007(3) As adjusted*	December 31, 2006(4) As adjusted*	December 31, 2005(5) As adjusted*
STATEMENT OF OPERATIONS DATA:
Net revenues	$496,139	$525,075	$449,381	$424,992	$291,411
Cost of revenues	165,231	181,642	158,297	146,456	80,963
Gross profit	330,908	343,433	291,084	278,536	210,448
Research and development	149,184	157,642	159,134	158,660	118,720
Selling, general and administrative	84,942	93,532	100,486	102,364	56,278
Amortization of purchased intangible assets	39,344	39,344	39,343	33,381	—
In-process research and development	—	—	—	35,300	—
Restructuring costs and other charges	888	824	14,837	6,119	13,833

Income (loss) from operations	56,550	52,091	(22,716)	(57,288)	21,617
Interest (expense) income, net	(2,511)	(757)	1,497	1,206	10,753
Foreign exchange (loss) gain	(2,371)	8,068	(18,486)	(109)	(3,259)
Loss on subleased facilities	(538)	—	—	—	—
Gain (loss) on extinguishment of debt and amortization of debt issue costs	(200)	14,568	(680)	(680)	(1,756)
Gain (loss) on investments	171	(11,790)	—	(1,269)	1,439
Asset impairment	—	(4,300)	—	—	—
Recovery on investments	—	400	—	—	—
(Provision for) recovery of income taxes	(4,224)	70,017	(16,848)	(49,237)	(2,108)

Net income (loss)	$46,877	$128,297	$(57,233)	$(107,377)	$26,686

Net income (loss) per share—basic	$0.21	$0.58	$(0.26)	$(0.53)	$0.14
Net income (loss) per share—diluted	$0.20	$0.57	$(0.26)	$(0.53)	$0.14
Shares used in per share calculation— basic	226,225	221,659	216,330	203,470	184,098
Shares used in per share calculation— diluted	229,567	223,687	216,330	203,470	189,132

	As at
	December 27, 2009(1)*	December 28, 2008(2) As adjusted*	December 30, 2007(3) As adjusted*	December 31, 2006(4) As adjusted*	December 31, 2005(5) As adjusted*
	(in thousands)
BALANCE SHEET DATA:
Working capital	$229,547	$284,316	$280,575	$192,146	$565,501
Cash, cash equivalents, and short-term investments	260,769	307,524	364,922	258,914	627,476
Long-term investment securities	192,636	—	—	—	—
Total assets	1,115,477	969,965	1,130,535	1,004,805	730,907
Convertible notes	58,356	55,357	173,130	164,711	156,938
Long-term obligations	6,211	503	958	—	—
Stockholders’ equity	880,523	779,258	646,403	628,965	420,067

There were no cash dividends issued during the years ended December 27, 2009, December 28, 2008, December 30, 2007, December 31, 2006 and December 31, 2005.

*

Effective December 29, 2008, the Company retrospectively adopted Financial Accounting Standards Board Accounting Standards Codification 470, the Debt Topic for the accounting of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements). Accordingly, the comparative consolidated financial statements have been adjusted.

The equity portion of the senior convertible notes, included in stockholders' equity is $35.2 million for the years ended December 27, 2009 and December 28, 2008, respectively. The equity portion of the senior convertible notes, included in stockholders' equity is $67.3 million for the years ended December 30, 2007, December 31, 2006 and December 31, 2005, respectively.

(1)	Results for the year ended December 27, 2009 include $0.8 million stock-based compensation expense included in Cost of revenues; $8.7 million stock-based compensation expense and $1.0 million termination costs included in Research and development expenses; $12.0 million stock-based compensation expense and $0.6 million termination costs included in Selling, general and administrative expenses; $3.0 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $2.7 million foreign exchange loss on foreign tax liabilities; $0.5 million loss on subleased facilities; and $0.6 million income tax recovery which includes $6.5 million net deferred tax recovery relating to foreign exchange translation of a foreign subsidiary, $5.0 million tax effect on intercompany transactions, $1.5 million year end tax adjustments including those based on completed filings and assessments received from tax authorities and $1.5 million arrears interest relating to unrecognized tax benefits.

(2)	Results for the year ended December 28, 2008 include $1.1 million stock-based compensation expense included in Cost of revenues; $11.2 million stock-based compensation expense included in Research and development expenses; $12.5 million stock based compensation expense included in Selling, general and administrative expenses; $5.6 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $8.2 million foreign exchange gain on foreign tax liabilities; $15.0 million gain on repurchase of senior convertible notes, net; and $92.1 million net income tax recovery including $98.0 million related to the net adjustment to accrual for unrecognized tax benefits, $5.6 million deferred tax expense relating to unrealized gain on foreign exchange translation of a foreign subsidiary, $2.0 million tax adjustments based on completed tax filings and assessments and $2.3 million tax impact relating to repatriation of earnings from a foreign jurisdiction.

(3)	Results for the year ended December 30, 2007 include $1.7 million stock-based compensation expense included in Cost of revenues; $16.6 million stock-based compensation expense included in Research and development expenses; $17.1 million stock-based compensation expense and $2.2 million reversal of an accrual for payroll-related taxes, included in Selling, general and administrative expenses; $8.4 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $18.2 million foreign exchange loss on our income tax liability; and $4.0 million recovery of prior years’ income taxes and $3.8 million recovery of future income taxes, offset by $13.1 million of interest relating to the liability for unrecognized tax benefit of prior years.

(4)	Results for the year ended December 31, 2006 include $8.2 million purchase accounting adjustments to inventory, $1.8 million stock-based compensation expense and $0.8 million in additional contractor costs included in Cost of revenues; $16.2 million stock-based compensation expense included in Research and development expenses; $2.4 million for employee-related taxes; $19.9 million stock-based compensation expense and $0.2 million acquisition-related relocation expenses included in Selling, general and administrative expenses; $7.8 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $0.5 million foreign exchange gain on our income tax liability; $29.9 million increase in our estimated tax provision for previous years as a result of a written communication received in 2007 from a tax authority; and $7.0 million withholding and other taxes on repatriation of funds included in the provision for income taxes.

(5)	Results for the year ended December 31, 2005 include $0.9 million reversal of provision for doubtful accounts receivable and $0.2 million stock-based compensation included in Selling, general and administrative expenses; $1.4 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $6.3 million tax benefits comprised of $5.3 million excess research and development tax credits and $1.0 million recovery of prior year sales tax; and $3.4 million foreign exchange loss on an income tax liability.

Quarterly Comparisons

	Quarterly Data (in thousands except for per share data)
	Year Ended December 27, 2009				Year Ended December 28, 2008
	Fourth(1)	Third(2)	Second(3)	First(4)	Fourth(5) As adjusted*	Third(6) As adjusted*	Second(7) As adjusted*	First(8) As adjusted*

STATEMENT OF OPERATIONS DATA:
Net revenues	$139,497	$130,876	$123,194	$102,572	$120,840	$139,356	$139,839	$125,040
Cost of revenues	44,583	44,432	39,413	36,803	41,890	47,373	49,073	43,306
Gross profit	94,914	86,444	83,781	65,769	78,950	91,983	90,766	81,734
Research and development	38,350	35,823	36,383	38,628	40,649	39,688	39,995	37,310
Selling, general and administrative	21,088	19,743	22,222	21,889	21,578	23,565	24,180	24,209
Amortization of purchased intangible assets	9,836	9,836	9,836	9,836	9,836	9,836	9,836	9,836
Restructuring costs and other charges	75	175	303	335	39	(259)	157	887

Income (loss) from operations	25,565	20,867	15,037	(4,919)	6,848	19,153	16,598	9,492
Gain on sale of investment securities	171	—	—	—	—	—	—	—
Gain on repurchase of senior convertible notes and amortization of debt issue costs	(50)	(50)	(50)	(50)	9,969	(94)	(93)	4,786
Loss on subleased facilities	—	—	—	(538)	—	—	—	—
Asset impairment	—	—	—	—	(4,300)	—	—	—
Interest income, net	(372)	(487)	(841)	(811)	(1,379)	181	114	327
Foreign exchange gain (loss)	(2,480)	(1,094)	(2,867)	4,070	5,103	873	(1,066)	3,158
Recovery on investments	—	—	—	—	—	400	—	—
Loss on investment securities	—	—	—	—	—	(11,790)	—	—
(Provision for) recovery of income taxes	(7,708)	8,583	(3,430)	(1,669)	(7,428)	(4,266)	120,397	(38,686)

Net income (loss)	$15,126	$27,819	$7,849	$(3,917)	$8,813	$4,457	$135,950	$(20,923)

Net income (loss) per share—basic	$0.07	$0.12	$0.03	$(0.02)	$0.04	$0.02	$0.62	$(0.10)
Net income (loss) per share—diluted	$0.06	$0.12	$0.03	$(0.02)	$0.04	$0.02	$0.60	$(0.10)
Shares used in per share calculation—basic	229,070	227,123	224,861	223,844	223,363	222,335	221,008	219,931
Shares used in per share calculation—diluted	233,751	231,863	227,883	223,844	224,029	225,803	224,984	219,931

*	Effective December 29, 2008, the Company retrospectively adopted Financial Accounting Standards Board Accounting Standards Codification 470, the Debt Topic for the accounting of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements). Accordingly, the comparative consolidated financial statements have been adjusted.

(1)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.1 million stock-based compensation included in Research and development expense; $2.9 million stock-based compensation included in Selling, general and administrative expense; $0.8 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $2.4 million foreign exchange loss on foreign tax liabilities; and $5.8 million net income tax effects including $1.9 million net deferred tax provision relating to foreign exchange translation of a foreign subsidiary, $1.8 million tax effect on inter-company transactions, $1.8 million year-end tax adjustments including those based on completed filings and assessments received from tax authorities and $0.5 million arrears interest relating to unrecognized tax benefits.

(2)	Results include $0.1 million stock-based compensation expense included in Cost of revenues; $2.2 million stock-based compensation expense and $0.1 million recovery of previously accrued termination costs included in Research and development expense; $2.8 million stock-based compensation expense and $0.1 million recovery of previously accrued termination costs included in Selling, general and administrative expense; $0.8 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $1.0 million foreign exchange loss on foreign tax liabilities; and $9.9 million net income tax recovery including $9.4 million net deferred tax recovery relating to foreign exchange translation of a foreign subsidiary, $0.3 million arrears interest relating to unrecognized tax benefits, $1.0 million tax effect on inter-company transactions and $0.8 million tax adjustments based on completed filings and assessments received from tax authorities.

(3)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.1 million stock-based compensation expense included in Research and development expense; $3.3 million stock-based compensation expense included in Selling, general and administrative expense; $0.7 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $2.9 million foreign exchange loss on foreign tax liabilities; and $2.5 million net income tax provision which includes $1.5 million net deferred tax expense relating to foreign exchange translation of a foreign subsidiary, $0.3 million arrears interest relating to unrecognized tax benefits and $1.2 million tax effect on inter-company transactions.

(4)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.3 million stock-based compensation expense and $1.2 million termination costs included in Research and development expense; $2.9 million stock-based compensation expense and $0.8 million termination costs included in Selling, general and administrative expense; $0.7 million of non-cash interest for the accretion of the debt discount related to the senior convertible notes; $3.6 million foreign exchange gain on foreign tax liabilities; and $1.0 income tax provision which includes $0.9 million net deferred tax recovery relating to foreign exchange translation of a foreign subsidiary, $0.4 million arrears interest relating to unrecognized tax benefits, $0.7 million tax adjustments relating to prior periods, $0.3 million income tax related to foreign exchange gain on a foreign tax liability and $1.0 million tax effect on inter-company transactions.

(5)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.4 million stock-based compensation expense included in Research and development expenses; $2.6 million stock-based compensation expense included in Selling, general and administrative expenses; $10.0 million gain on repurchase of senior convertible notes, net; $1.1 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $4.5 million foreign exchange gain on foreign tax liabilities; and $2.2 million net income tax effects including $5.6 million deferred tax expense relating to unrealized gain on foreign exchange translation of a foreign subsidiary, $4.3 million reversal of unrecognized tax benefits and related interest and $1.3 million tax adjustments based on completed filings and assessments received from tax authorities.

(6)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.4 million stock-based compensation expense included in Research and development expenses; $2.7 million stock-based compensation expense included in Selling, general and administrative expenses; $1.3 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $0.8 million foreign exchange gain on foreign tax liabilities; and $2.0 million net income tax recovery including $0.7 million tax adjustments based on completed filings and assessments received from tax authorities and $0.3 million interest relating to unrecognized tax benefits.

(7)	Results include $0.4 million stock-based compensation expense included in Cost of revenues; $3.2 million stock-based compensation expense included in Research and development expenses; $3.7 million stock-based compensation expense included in Selling, general and administrative expenses; $1.3 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $0.8 million foreign exchange loss on foreign tax liabilities; and $124.3 million related to an adjustment to the accrual for unrecognized tax benefits.

(8)	Results include $0.3 million stock-based compensation expense included in Cost of revenues; $3.2 million stock-based compensation expense included in Research and development expenses; $3.5 million stock-based compensation expense included in Selling, general and administrative expenses; $1.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $4.9 million gain on repurchase of senior convertible notes, net; $3.6 million foreign exchange loss on our income tax liabilities; and $33.4 million income tax recovery including $30.3 million relating to the liability for unrecognized tax benefits arising in prior years and related interest and $2.3 million tax impact relating to repatriation of earnings from a foreign jurisdiction.

Cash Flow Presentation

The following tables represent the impact of the correction of an immaterial presentation error in the statement of cash flows included in previously filed Form 10-Qs for fiscal 2009, 2008 and 2007. The error relates to the presentation of the effect of exchange rate changes on operating assets and liabilities and cash and cash equivalents. There was no impact on previously reported net change in cash and cash equivalents, net income (loss), net income (loss) per common share or financial position as a result of this change in presentation for any of the periods presents. The adjustment had the following impact on our quarterly cash flows:

	Quarterly Data for the Year Ended December 27, 2009
	Third	Second	First	Third	Second	First
(in thousands)	As reported			As restated
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized foreign exchange (gain) loss, net	$292	$(687)	$(3,576)	$97	$(1,087)	$(3,900)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,403	(916)	923	2,475	(851)	971
Accounts payable and accrued liabilities	6,598	(2,843)	(5,182)	4,562	(3,790)	(5,647)
Deferred income taxes and income taxes payable	(6,893)	3,086	135	(6,624)	3,329	135
Accrued restructuring costs	(1,373)	(919)	(542)	(1,445)	(958)	(557)
Net cash provided by operating activities	92,229	43,385	8,625	90,267	42,307	7,869
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$—	$1,962	$1,078	$756

	Quarterly Data for the Year Ended December 28, 2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands)	As reported				As restated
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized foreign exchange (gain) loss, net	$(7,853)	$(3,311)	$(2,527)	$(3,605)	$(8,362)	$(3,320)	$(2,267)	$(3,288)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,945	4,972	895	711	6,743	4,914	885	680
Accounts payable and accrued liabilities	(42,679)	(22,069)	(6,101)	(7,464)	(40,240)	(21,654)	(6,216)	(7,144)
Deferred income taxes and income taxes payable	(72,163)	(79,718)	(82,381)	38,556	(70,491)	(78,075)	(81,441)	39,555
Accrued restructuring costs	(4,973)	(3,971)	(2,461)	(1,218)	(4,720)	(3,850)	(2,352)	(1,098)
Net cash provided by operating activities	78,806	64,216	53,141	18,863	82,459	66,328	54,325	20,588
Effect of exchange rate changes on cash and cash equivalents	$(658)	$(658)	$(658)	$(971)	$(4,311)	$(2,770)	$(1,842)	$(2,696)

	Quarterly Data for the Year Ended December 30, 2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands)	As reported				As restated
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized foreign exchange (gain) loss, net	$18,221	$16,075	$9,286	$979	$18,246	$15,849	$8,849	$953

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,998	462	478	1,159	2,226	624	546	1,182
Accounts payable and accrued liabilities	6,933	5,700	410	(47)	5,027	4,169	(224)	(46)
Deferred income taxes and income taxes payable	13,710	10,277	3,813	(1,615)	12,353	9,152	3,845	(1,577)
Accrued restructuring costs	(1,595)	223	2,406	4,357	(2,106)	(281)	2,057	4,361
Net cash provided by operating activities	91,210	60,660	35,946	17,836	87,689	57,436	34,626	17,876
Effect of exchange rate changes on cash and cash equivalents	$1,396	$1,170	$—	$—	$4,917	$4,394	$1,320	$(40)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

OVERVIEW

We generate revenues from the sale of semiconductor solutions that we have designed and developed or acquired. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, 100% of our revenues in 2009 came from products developed or acquired in 2008 and earlier. After an individual product is released for production and announced it may take several years before that product generates any significant revenues.

Our current revenues are generated by a portfolio of approximately 400 products. Our diverse product portfolio services a number of key end markets: the Enterprise Infrastructure market which includes our products and solutions that enable the high-speed interconnection of servers, switches and storage devices that comprise these systems thus allowing large quantities of data to be stored, managed and moved securely; and the Communications Infrastructure market which encompasses wired, wireless and Passive Optical Networking (“PON”) devices used in access, aggregation and transport equipment such as optical transport platforms, edge routers, multi-service switches and wireless base stations that gather and process signals in different protocols, and transmit them to the next destinations.

We invest a substantial amount every year for the research and development of new semiconductor solutions. We determine the amount to invest in each semiconductor development based on our assessment of the future market opportunities for those components and the estimated return on investment. To compete globally, we must invest in technologies, products and businesses that are both growing in demand and are cost competitive in the geographic markets that we serve. Going forward, we plan to continue to focus on finding innovative solutions to meet our customers’ needs while maintaining our operational efficiencies.

At PMC-Sierra, we continue to expand our storage product offerings, such as our 6 Gb SAS RAID-on-Chip, which we began shipping to one of our largest OEM customers in 2009. And we continue to benefit from our acquisition of the Storage Semiconductor Business from Avago in 2006, as we combine the Fibre Channel controllers we acquired in that acquisition with the SAS controllers and disk-interconnect products that we have designed internally. For example, internally designed follow-on products include our 8 gigabit Fibre Channel controller products, which improve data access times in data virtualization and fixed content storage.

With regard to our communications business, we continue to see the convergence of networks and build-outs by service providers who need to handle increasing levels of data and video traffic, as well as reduce their network operating costs. We are seeing growth in demand for our wireline and wireless access product, as well as our metro optical transport solutions.

We continue to penetrate Asian markets with our Fiber-To-The-Home (“FTTH”) products. Our Ethernet Passive Optical Network (“EPON”) solutions are firmly entrenched in Japan, China and Korea. In each market, our EPON products are shipping into OEMs who in turn are supplying several carriers, such as China Telecommunications Corporation, KT Corporation and Nippon Telegraph and Telephone Corporation, who are expanding their EPON deployments.

We expect our microprocessor solutions to continue to ship into the laser printer market as well as the enterprise networking market, and we are developing solutions for the video surveillance market as well.

Net Revenues

(in millions)	2009	Change	2008	Change	2007
Net revenues	$496.1	(6)%	$525.1	17%	$449.4

Net revenues for 2009 decreased $29.0 million, or 6% compared to net revenues for 2008. Revenues generated from the Enterprise Infrastructure market decreased by 2% compared to 2008. The Enterprise Infrastructure market is served by our storage and microprocessor-based SOC products. Revenues related to the Communications Infrastructure market, which is served by our wireline, wireless, and PON devices decreased by 9% compared to 2008.

The decline in net revenues noted above from our Enterprise Infrastructure products was due a 35% decline in net revenues from lower shipments of our microprocessor products, largely offset by a 12% increase in net revenues from our enterprise storage products. The decline in net revenues from our microprocessor products was mainly due to the working down of inventories by our customers and the effects of the general economic slowdown on enterprise spending. The increase in our enterprise storage net revenues was mainly attributable to our 6 Gb/SAS RAID-on-Chip, which began shipping in production volumes in the second quarter of 2009, as well as the increased demand for our 3 Gb SAS expander products.

The decline in net revenues noted above from our Communications Infrastructure products was mainly due to consumption of excess inventory by our customers and lower levels of capital spending by carriers in those end markets. As a partial offset to this decline in net revenues we experienced increased demand from our Chinese OEM customers for the wireless and wireline build out in that market.

Net revenues for 2008 increased $75.7 million, or 17%, compared to net revenues for 2007. Revenues generated from the Enterprise Infrastructure market increased 19% compared to 2007. Revenue generated from the Communication Infrastructure market increased by 15%.

The growth in our Enterprise Infrastructure net revenues was generally attributable to an increase in storage capacity upgrades and information management solutions expenditures in the marketplace in 2008 compared to 2007. The sales of our microprocessor-based SOC products increased in 2008 compared to 2007 primarily due to increased activity in the laser printer market. The net revenues from our Communications Infrastructure products increased due to the PON market growth in Asia and the emerging markets, particularly China. In 2008, there was an increase in shipments to our Chinese customers using EPON devices for field trials in the China market. In addition, shipments of our FTTH products to Japan and Korea increased as carriers continue to build out their networks. The revenues for the wired devices remained flat when comparing 2008 to 2007.

An increase in net revenue of $4.2 million is also attributable to changes in 2007 in how we conducted business with one of the international entities of a certain distributor resulting in a change in revenue recognition to a sell-through basis.

Over the past three years, we have seen significant growth in net revenues generated in Asia. Net revenues from Asia were 84% of total net revenues in 2009, 73% of total net revenues in 2008 and 65% of total net revenues in 2007. We attribute this trend primarily to our increasing presence in the FTTH market, which is concentrated in Japan, Korea, China and Taiwan, and increased manufacturing outsourcing into Asia by our OEM customers.

Gross Profit

(in millions)	2009	Change	2008	Change	2007
Gross profit	$330.9	(4)%	$343.4	18%	$291.1
Percentage of net revenues	67%		65%		65%

Total gross profit for 2009 decreased by $12.5 million over gross profit in 2008. The gross profit as a percentage of net revenues was 67% in 2009 and 65% in 2008.

The increase in gross profit as a percentage is attributable to product mix, as well as cost reductions achieved in 2009 as compared to 2008. This was offset by an approximately 1% decrease mainly due to having customer funded ASIC mask sets at zero margin during 2009, which we did not have in 2008.

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

Other Costs and Expenses

(in millions)	2009	Change	2008	Change	2007
Research and development	$149.2	(5)%	$157.6	(1)%	$159.1
Percentage of net revenues	30%		30%		35%

Selling, general and administrative	$84.9	(9)%	$93.5	(7)%	$100.5
Percentage of net revenues	17%		18%		22%

Amortization of purchased intangible assets	$39.3	—%	$39.3	—%	$39.3
Percentage of net revenues	8%		7%		9%

Impairment of goodwill and purchased intangible assets	$0.9	13%	$0.8	(95)%	$14.8
Percentage of net revenues	—%		—%		3%

Research and Development Expenses

Our research and development (“R&D”), expenses were $149.2 million in 2009. This was $8.4 million, or 5%, lower compared to 2008. Payroll costs decreased by $8.6 million mainly due to the effect of foreign exchange in our foreign operations, partially offset by an increase in headcount. Total material costs, including outside consultant services, wafer and photomask costs increased by $3.0 million mainly due to higher investment in R&D related to our storage products, partially offset by a decrease in costs related to fewer tapeouts in 2009 compared to 2008. The remaining $2.8 million reduction in expenses relates to the reduction in other expenses due to cost reduction activities.

Our R&D expenses were $157.6 million, or $1.5 million and 1% lower in 2008 compared to 2007. Due to restructuring activities undertaken in the first quarter of 2007, our payroll-related costs decreased $5.9 million in 2008. Offsetting these decreases, we incurred $0.8 million in higher materials costs, including higher outside consultant services due to completing more tapeouts on smaller geometries in 2008 compared to 2007, as well as, the RAID R&D programs which began in first quarter of 2008, added additional costs in 2008. In addition, there was a $1.9 million increase in infrastructure related expenses due to normal maintenance of equipment and design related software tools, $1.7 million increase in the amortization of purchased intangibles mainly due to increased tools relating to the RAID project.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses were $8.6 million, or 9%, lower in 2009 compared to 2008. Payroll costs decreased by $4.9 million mainly due to the effect of foreign exchange in our foreign operations. The remaining $3.7 million reduction in expenses relates to the reduction in other expenses due to cost reduction activities.

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

Amortization of Purchased Intangible Assets

The annual amortization of intangible assets acquired from Storage Semiconductor Business and Passave was $18.9 million and $20.4 million, respectively, for each of 2009, 2008, and 2007.

Restructuring Costs and Other Charges

The activity related to excess facility and severance accruals under our restructuring plans during the three years ended December 27, 2009, by year of plan, were as follows:

Excess Facility Costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2006	$—	$2,111	$4,268	$549	$5,096	$12,024

Reversals and adjustments	23	(441)	—	(549)	128	(839)
New charges	2,768	—	450	—	850	4,068
Cash payments	(860)	(1,081)	(1,389)	—	(2,130)	(5,460)

Balance at December 30, 2007	1,931	589	3,329	—	3,944	9,793

Reversals and adjustments	(393)	(51)	—	—	(747)	(1,191)
New charges	230	130	1,085	—	—	1,445
Cash payments	(938)	(490)	(1,366)	—	(1,322)	(4,116)

Balance at December 28, 2008	830	178	3,048	—	1,875	5,931

Reversals and adjustments	28	15	—	—	88	131
New charges	25	117	700	—	—	842
Cash payments	(357)	(216)	(1,404)	—	(933)	(2,910)

Balance at December 27, 2009	$526	$94	$2,344	$—	$1,030	$3,994

Severance Costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2006	$—	$536	$97	$—	$—	$633

Reversals and adjustments	144	(409)	(59)	—	—	(324)
New charges	9,863	—	—	—	—	9,863
Cash payments	(8,889)	(127)	(38)	—	—	(9,054)

Balance at December 30, 2007	1,118	—	—	—	—	1,118

Reversals and adjustments	(378)	—	—	—	—	(378)
New charges	696	—	—	—	—	696
Cash payments	(1,429)	—	—	—	—	(1,429)

Balance at December 28, 2008	7	—	—	—	—	7

Reversals and adjustments	1	—	—	—	—	1
New charges	—	—	—	—	—	—
Cash payments	(8)	—	—	—	—	(8)

Balance at December 27, 2009	$—	$—	$—	$—	$—	$—

During 2009, we made payments totaling $2.9 million for excess facilities costs and severance incurred in connection with past restructuring plans. In addition, we recorded an additional $0.8 million for excess facilities as original assumptions regarding possible sublease on exited facilities were not realized.

During 2008, we made payments totaling $5.5 million for excess facilities costs and severance incurred in connection with past restructuring plans. In addition, we recorded an additional $1.4 million for excess facilities as original assumptions regarding possible sublease on exited facilities were not realized.

During 2007, we initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. We also vacated excess office space at our Santa Clara facility. PMC continued to lower costs in the fourth quarter of 2007 by reducing headcount by 18 employees primarily at the Burnaby facility. In 2007, we incurred $12.6 million for excess facilities costs and severance incurred in connection with the 2007 plan. In addition we made payments of $9.7 million in connection with this plan in 2007. In connection with restructuring plans initiated prior to 2007, we made payments totaling $4.8 million for excess facilities costs and severance incurred in connection with past restructuring plans and we recorded additional $1.3 million for excess facilities as original assumptions regarding possible sublease on exited facilities were not realized.

Other Income and Expenses

(in millions)	2009	Change	2008	Change	2007
Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	$(0.2)	(101)%	$14.6	2,186%	$(0.7)
Percentage of net revenues	—%		3%		—%

Foreign exchange (loss) gain	$(2.4)	(129)%	$8.1	144%	$(18.5)
Percentage of net revenues	—%		2%		(4)%

Loss on subleased facilities	$(0.5)	(100)%	$—	—%	$—
Percentage of net revenues	—%		—%		—%

Asset impairment	$—	100%	$(4.3)	(100)%	$—
Percentage of net revenues	—%		(1)%		—%

Interest (expense) income, net	$(2.5)	(213)%	$(0.8)	(153)%	$1.5
Percentage of net revenues	(1)%		—%		—%

Recovery on investments	$—	(100)%	$0.4	100%	$—
Percentage of net revenues	—%		—%		—%

Gain (loss) on investment securities	$0.2	(102)%	$(11.8)	(100)%	$—
Percentage of net revenues	—%		(2)%		—%

(Provision for) recovery of income taxes	$(4.2)	(106)%	$70.0	516%	$(16.8)
Percentage of net revenues	(1)%		13%		(4)%

Gain on Repurchase of Senior Convertible Notes and Amortization of Debt Issue Costs

In 2005, we issued $225.0 million of 2.25% senior convertible notes. In 2008, we repurchased $156.7 million principal amount of our senior convertible notes for $138.3 million and expensed $3.2 million of related unamortized debt issue costs and transactions costs resulting in a net gain of $15.0 million. We also recognized amortization of debt issue costs of $0.2 million, $0.4 million and $0.7 million for 2009, 2008 and 2007 respectively. The amounts have been adjusted for the adoption of ASC Topic 470, the Debt Topic, see Recent Accounting Pronouncements.

Foreign Exchange Gain (Loss)

Foreign exchange loss was $2.4 million in 2009 compared to a gain of $8.1 million in 2008 and a loss of $18.5 million in 2007. The foreign exchange gain (loss) for all years presented relates primarily to the re-measurement each period of accrued income tax amounts.

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange gain (loss) was $2.4 million foreign exchange loss, $8.1 million foreign exchange gain and $18.5 million foreign exchange loss, in 2009, 2008 and 2007, respectively, which was primarily due to foreign exchange gain (loss) on the revaluation of our net foreign tax liability. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). The revaluation of this foreign tax liability was required because of the foreign exchange rate fluctuations of other currencies against the United States Dollar. The foreign exchange rate between the United States Dollar and the currencies of countries where we have significant tax liabilities depreciated 4% during the fourth quarter of 2009 and depreciated 14% for the year in 2009.

Loss on Subleased Facilities

We recorded a $0.5 million loss on subleased facilities during 2009.

Asset Impairment

In 2008, we recorded $4.3 million for an asset impairment related to a supplier contract termination. There was no asset impairment in 2009.

Interest (Expense) Income, Net

Our net interest income for 2009, 2008 and 2007 was $2.5 million interest expense, $0.8 million interest expense and $1.5 million interest income, respectively.

In 2009, the interest expense of $2.5 million includes $3.0 million interest expense relating to our senior convertible notes and net interest revenue of $0.5 million. Net interest income decreased by $1.7 million in 2009 compared to 2008 due mainly to lower investment yields, partially offset by higher cash balance in 2009 and by the decrease in interest expense relating to the accretion of the discount as a result of partial repurchases of the senior convertible notes in 2008.

Recovery on Investments

In 2008, we received $0.4 million from an investment in a private company, previously written off.

Gain (Loss) on Investment Securities

In 2009, we realized a gain of $0.2 million related to disposition of investment securities. At December 27, 2009, we held $23.2 million in investments in shares of the Reserve Funds, net of the recorded impairment of $11.8 million that we recognized in the third quarter of 2008, see Critical Accounting Policies and Estimates—Investments in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities.

(Provision for) Recovery of Income Taxes

Our provision for income taxes for the year ended December 27, 2009 was $4.2 million resulting in an effective tax rate of 9% on net income of $46.9 million. The provision for income taxes of $4.2 million for the year ended December 27, 2009 consisted of $9.9 million recovery associated with the change in deferred tax relating to unrealized foreign exchange loss arising from the foreign currency translation pertaining to a foreign subsidiary, $4.9 million tax expense relating to the amortization of the tax effects relating to inter-company transactions relating to sale of certain assets, as discussed below, $4.5 million relating to the liability for unrecognized tax benefits (including associated interest), $3.8 million increase in deferred income tax related to past acquisitions and $0.9 million increase in tax expense from operations, net of investment tax credits earned.

The consolidated financial statements for the year ended December 27, 2009 include the tax effects associated with the sale of certain assets between our wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $26.2 million recorded as long-term prepaid expenses as at December 27, 2009 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits. The tax expense during the year ended December 27, 2009 resulting from these transactions was $4.9 million.

Our provision for income taxes for the year ended December 28, 2008 was a $70.0 million recovery, resulting in an effective tax rate of negative 120% on net income of $58.3 million. The recovery was primarily as a result of one of our foreign subsidiaries settling several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of a $124.1 million tax benefit. In addition, we accrued $35.2 million (including associated interest) relating to an ongoing liability arising from the examination of our existing transfer pricing practices prior to the settlement noted above, $28.1 million of income tax from normal operations (offset by investment tax credits of $19.5 million), $5.8 million deferred tax expense from an unrealized gain arising from foreign currency translation pertaining to a foreign subsidiary, and $4.5 million increase in tax from various items, including deferred taxes, minimum taxes and revisions of prior estimates.

Our provision for income taxes for the year ended December 30, 2007 was $16.8 million, resulting in an effective tax rate of 52% on a net loss of $32.3 million. Despite this net loss, income taxes were incurred primarily from a $28.0 million additional accrual relating to an ongoing liability for unrecognized tax benefits arising from the examination by a foreign tax authority of the historic transfer pricing policies and practices of certain foreign subsidiaries. Of the $28.0 million increase in our liability for unrecognized tax benefits, $13.0 million is related to arrears interest. Our liability for unrecognized tax benefits is partially offset by available investment tax credits of $18.0 million. The remainder of the provision for income taxes primarily relates to $6.0 million of deferred taxes recorded with respect to a past acquisition and net $1.0 million due to various items, including revisions of prior estimates.

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

Our significant accounting policies are outlined in the notes to the consolidated financial statements. In management’s opinion the following critical accounting policies require the most significant judgment and involve complex estimation. We also have other policies that we consider to be key accounting policies, such as our policies of revenue recognition, including the deferral of revenues on sales to major distributors; however these policies do not meet the definition of critical accounting estimates as they do not generally require us to make estimates or judgments that are difficult or subjective.

Valuation of Goodwill and Intangible Assets

We assess the impairment of long-lived assets in the fourth quarter, or when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we may consider when determining when to conduct an impairment test include: (i) any future declines in our operating results; (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock; (iii) a further significant slowdown in the worldwide economy or the semiconductor industry; or (iv) any failure to meet the performance projections included in our forecasts of future operating results.

To determine whether impairment exists, we first compare the undiscounted cash flows of the assets to their carrying value. If the asset’s carrying value exceeds its estimated undiscounted cash flows, we would write the asset to its estimated fair value based on expected discounted cash flows. Significant management judgment is required in the forecasts of future operating results and discount rates used in the discounted cash flow method of valuation. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

There were no indications of impairment to goodwill or intangible assets in 2009. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

Stock-Based Compensation

Since January 1, 2006, we have recognized compensation expense for all share-based payment awards. Under ASC Topic 718, Compensation—Stock Compensation, we measure the fair value of awards of equity instruments and recognize the cost, net of an estimated forfeiture rate, on a straight-line basis over the period during which services are provided in exchange for the award, generally the vesting period.

Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of our stock price. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. Our estimates of expected volatilities are based on a weighted historical and market-based implied volatility. In order to determine the expected life of the awards, we use historical data to estimate option exercises and employee terminations; separate groups of employees that have similar historical exercise behavior, such as directors or executives, are considered separately for valuation purposes. The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data and is updated annually.

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

Restructuring Charges—Facilities

In calculating the cost to dispose of our excess facilities, we had to estimate the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues for each location. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs for the affected facilities and the timing and rate at which we might be able to sublease or complete negotiations of a lease termination agreement for each site. To form our estimates for these costs we performed an assessment of the affected facilities and considered the current market conditions for each site.

We believe our estimates of the obligations for the closing of sites remain sufficient to cover anticipated settlement costs. However, our assumptions on the lease termination payments, operating costs until termination, or the amounts and timing of offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates. If our actual costs exceed our estimates, we would incur additional expenses in future periods.

Income Taxes

PMC has operations in several tax jurisdictions, which subjects us to multiple tax rates that impact our overall effective tax rate. We use estimates and assumptions in allocating income to each tax jurisdiction. As a result of certain business activities carried out in certain countries, such as employment and capital investment activities, income earned in those countries may be subject to reduced tax rates, or exempt from tax. Material changes in business activity that we conduct in these tax jurisdictions could impact our effective tax rates.

We have recorded income tax liabilities based on our interpretation of tax regulations for the countries in which we operate. We believe that the tax return positions we have taken are fully supportable. However, our estimates are subject to review and assessment by the local tax authorities. Our tax expense and related reserves reflect amounts that we believe will be adequate if challenged or subject to income tax assessment. Management uses judgment and estimates in determining tax expense for these challenges in accordance with guidance for accounting for uncertainty in income taxes. Currently, our reserve for uncertain tax positions is attributable primarily to uncertainties related to the tax treatment of our international operations, including the allocation on income among different jurisdictions.

The timing of any such review and final assessment of our liabilities is substantially out of our control and is dependent on the actions by those local tax authorities. Any re-assessment of our tax liabilities may result in adjustments of the income taxes we pay, with a resulting impact on our tax expense, net income and cash flows. We review our reserves quarterly, and we may adjust such reserves because changes in facts and circumstances, changes in tax regulations, negotiations between tax authorities and associated proposed tax assessments, the resolution of audits and the expiration of statutes of limitations.

We must also assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve in the form of a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable.

Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities

Our cash equivalents, short-term investments and long-term investment securities are comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”)-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes and corporate bonds and notes with minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent. At December 27, 2009, these securities had an estimated fair value of $423.6 million.

Beginning in the first quarter of fiscal 2008, the assessment of fair value is based on the provisions of ASC Topic 820, the Fair Value Measurements and Disclosure Topic. We determined the fair value of our investment securities, which include money market funds, United States Treasury and Government Agency notes, Federal FDIC-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes and corporate bonds and notes, using quoted prices from active markets, quoted prices for similar assets from third-party sources and by performing valuation analyses. In determining if and when a decline in market value below the carrying value of our investment securities is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition and other key measures for our investments. We assess impairment of our investment securities in accordance with GAAP.

During 2008, we assessed the fair value of certain of our investment securities by giving consideration to Level 2 and Level 3 inputs (see Note 3. Fair Value Measurements), for the shares of the Reserve Funds, and their underlying securities. Based on this assessment, we recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share as communicated by the Reserve Funds’ Primary Fund. We reassessed the fair value of our investments in money market funds for the year ended December 27, 2009, and concluded there were no further impairments.

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

As of December 27, 2009, the original underlying securities held by the Reserve Funds had matured, and with the exception of Lehman Brothers’ securities, the balances were held by the Reserve Funds in the form of overnight agency notes. Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

Business Outlook

We expect our revenues for the first quarter of 2010 to be approximately $148 million to $152 million based on typical order patterns. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. In the fourth quarter of 2009, net orders booked and shipped within the quarter were approximately 23% of quarterly sales, and we expect the turns percentage to be lower in the first quarter of 2010 compared with the fourth quarter of 2009.

We anticipate our first quarter 2010 gross margin percentage to be in the range of 66% plus or minus 100 basis points including approximately $0.2 million stock-based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our first quarter 2010 research and development and selling, general and administrative expenses to be approximately $63.0 million to $64.1 million respectively including stock-based compensation expense of approximately $4.6 million to $5.6 million. Therefore, we expect our first quarter core operating research and development and selling, general and administrative expenses to be approximately $58.5 million.

We expect that we will continue to incur significant amortization of purchased intangible assets related to our 2006 acquisitions in the first quarter of 2010.

We anticipate that net interest income will be approximately $0.5 million in the first quarter of 2010 as interest income earned from our cash position will be offset by interest expense incurred on our outstanding senior convertible notes.

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, our short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repurchase and repay our senior convertible notes and finance working capital. The combination of cash, cash equivalents, short-term investments and long-term investment securities at December 27, 2009 and December 28, 2008 totaled $453.4 million and $307.5 million, respectively. As of both December 27, 2009 and December 28, 2008, we had $68.3 million of senior convertible notes outstanding. In the future, we expect our cash on hand, from operations, our short-term investments, and long-term investment securities to be our primary source of liquidity.

The composition of our cash, cash equivalents and short-term investments and long-term investment securities, as classified in our consolidated balance sheet at December 27, 2009 is as follows:

	December 27, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$29,757	$—	$—	$29,757
Money market funds	163,068	16	—	163,084

Total cash and cash equivalents	192,825	16	—	192,841

Short-term investments:
Money market funds	23,242	—	—	23,242
US Treasury and Government Agency notes	20,376	804	(1)	21,179
Corporate bonds and notes	14,760	1,426	(4)	16,182
US States and Municipal securities	7,300	25	—	7,325

Total short-term investments	65,678	2,255	(5)	67,928

Long-term investment securities:
US Treasury and Government Agency notes	52,594	389	(53)	52,930
Corporate bonds and notes	108,102	669	(306)	108,465
US States and Municipal securities	1,019	2	—	1,021
Foreign Government and Agency notes	30,179	123	(82)	30,220

Total long-term investment securities	191,894	1,183	(441)	192,636

Total	$450,397	$3,454	$(446)	$453,405

*	Gross unrealized gains include accrued interest on investments of $2,129K. The remainder of the gross unrealized gains and losses is included in the consolidated balance sheet as other comprehensive income.

	December 28, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$28,626	$—	$—	$28,626
Money market funds	69,213	—	—	69,213

Total cash and cash equivalents	97,839	—	—	97,839

Short-term investments:
Money market funds	209,685	—	—	209,685

Total short-term investments	209,685	—	—	209,685

Total	$307,524	$—	$—	$307,524

The short-term investments of $23.2 million held at December 27, 2009 relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”). The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008, during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) which was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received an U.S. Securities and Exchange Commission order providing that the SEC will supervise the distribution of assets from the fund. The redemptions from the International Fund are subject to pending litigation which could cause further delay in any redemption of our investments.

As at December 27, 2009, all the underlying investments held in the Reserve Funds have matured, and securities are held only in overnight notes. Partial distributions received in 2009 from the Reserve Funds totaled $186.4 million. Subsequent to December 27, 2009, we received $4.3 million as a partial distribution from the Reserve Funds.

As of December 27, 2009, the original underlying securities held by the Reserve Funds had matured, and with the exception of Lehman Brothers’ securities, the balances were held by the Reserve Funds in the form of overnight agency notes. Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

See Critical Accounting Estimates—Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities for additional information.

Operating Activities

During the fiscal year 2009, we generated positive net operating cash flows of $121.8 million, which was $39.3 million higher than the $82.5 million generated in fiscal 2008. We implemented cost reductions and operational efficiencies, resulting in increased operating cash flow despite generating $29 million less in revenue than 2008. The positive cash flow from operations generated in 2009 was primarily from net income, net of addbacks of non-cash expenses. As revenues increased sequentially throughout 2009, our accounts receivables also increased, causing an outflow of cash. We also made payments against our restructuring accruals throughout the year. The remaining fluctuations in working capital accounts are attributable to timing of transactions rather than particular events or trends.

In 2008, we generated positive net cash flow of $82.5 million on net income of $128.3 million. This is due to our net income in 2008 including $15.0 million of non-cash gains on the repurchase of our senior convertible notes and the addback of $8.4 million of unrealized foreign exchange gains. Our non-cash working capital items also generated a net outflow of cash as we reduced our accrual for uncertain tax positions by $94.3 million due to settling a tax matter and reduced our accounts payable by $40.2 million.

Investing Activities

We used $57.4 million for investing activities in 2009, which included $295.4 million for the purchase of investment securities, receipts of $59.3 for the disposal of investment securities, and $186.4 million in distributions from the Reserve Funds and $7.8 million for the purchase of property, plant and equipment and intellectual property.

In 2008, we used $222.4 million for investing activities, including $209.7 million for the purchase of investment securities and $12.7 million for the purchase of property, plant and equipment and intellectual property.

Financing activities

In 2009, we generated $28.3 million from the issuance of common shares under our employee stock plans. We did not conduct any transactions with respect to our senior convertible notes during 2009, other than make interest payments in accordance with the terms of the debt.

In 2008, we used $122.8 million for financing activities. These activities included the repurchase of our senior convertible notes of $139.3 million and collecting proceeds of $16.5 million from the issuance of our common stock under our employee stock option plans.

As of December 27, 2009, we have the following commitments:

(in thousands)	Total	2010	2011	2012	2013	2014	After 2014
CONTRACTUAL OBLIGATIONS
Operating Lease Obligations:
Minimum rental payments	$27,131	$8,901	$6,908	$2,901	$2,607	$2,442	$3,372
Estimated operating cost payments	12,310	4,059	2,698	1,287	1,142	1,136	1,988
Long Term Debt:
Principal repayment	68,340	—	—	—	—	—	68,340
Interest payments	24,605	1,538	1,538	1,538	1,538	1,538	16,915
Purchase and other Obligations	12,562	4,670	6,598	1,294	—	—	—

	$144,948	$19,168	$17,742	$7,020	$5,287	$5,116	$90,615

In addition to the amounts shown in the table above, we have recorded a $46.0 million liability for unrecognized tax benefits as of December 27, 2009 and we are uncertain as to if or when such amounts may be realized.

On October 26, 2005, we issued $225 million aggregate principal amount of 2.25% senior convertible notes due 2025 (the “Notes”) and have recorded these Notes as long-term debt. Issuance costs of $6.8 million have been deferred and are being amortized over seven years. During 2008, we repurchased $156.7 million principal amount of our Notes for $138.3 million and expensed $3.2 million related to unamortized debt issue costs and transaction costs resulting in a net gain of $15.0 million. At December 27, 2009, $68.3 million of these Notes remained outstanding and $0.6 million of unamortized debt issue costs were included in investments and other assets.

The Notes rank equal in right of payment with our other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. We may redeem all or a portion of the Notes at par on and after October 20, 2012. The holders may require that we repurchase Notes on October 15 of each of 2012, 2015 and 2020.

Holders may convert the Notes into the right to receive the conversion value (i) when our stock price exceeds 120% of the approximately $8.80 per share initial conversion price for a specified period, (ii) in certain change in control transactions and (iii) when the trading price of the Notes does not exceed a minimum price level. For each $1,000 principal amount of Notes, the conversion value represents the amount equal to 113.6687 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of Notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election.

We entered into a Registration Rights Agreement with the holders of the Notes, under which we are required to keep the shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the Notes and/or shares of common stock issuable upon conversion of the Notes and (ii) the expiration of the holding period applicable to such securities held by non-affiliates under Rule 144 under the Securities Act, or any successor provision, subject to certain permitted exceptions.

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

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development. Included in the purchase commitments above is $12.6 million in design software tools, which will be spent between 2010 and 2012. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above. We estimate these other commitments to be approximately $17.0 million at December 27, 2009 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We have a line of credit with a bank that allows us to borrow up to $0.7 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit. At December 27, 2009, we had committed $0.7 million under letters of credit as security for office leases.

We expect to use approximately $17.1 million of cash in 2010 for capital expenditures including purchases of intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will be sufficient to satisfy our projected operating, working capital, capital expenditure, purchase obligations and remaining restructuring requirements through the end of 2010.

Off-Balance Sheet Arrangements

As of December 27, 2009, we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

Impact of ASC Topic 470

Effective December 29, 2008, we retrospectively adopted the ASC Topic 470, the Debt Topic for the accounting of convertible debt instruments that may be settled in cash upon conversion (including partial settlements), as required, which changed the treatment for our convertible securities, which may be settled fully or partially in cash. Under ASC Topic 470, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature and the difference between the proceeds for the convertible debt and the amount reflected as debt, is recorded as equity. As a result, the debt component is recorded at a discount from its face value, reflecting its below market coupon interest rate. The debt is subsequently accreted to its face value over its expected term, with the accretion being reflected as additional interest expense in the consolidated statement of operations.

We issued senior convertible notes with a face value of $225.0 million and bearing interest at a rate of 2.25% per annum in October 2005. At the date of issuance, our borrowing rate for similar debt instruments without any equity conversion features was estimated to be 8.0% per annum. This borrowing rate of 8.0% was estimated using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities; all of which are defined as Level 2 observable inputs. Under ASC Topic 470, at the issuance date, the debt and equity components would have been $155.6 million and $69.4 million, respectively, before considering related issuance costs. The debt, which is recorded at a discount from its face value at issuance, is accreted to its face value over seven years, which is the earliest date at which the holders of these Notes may redeem them, with accretion being reflected as additional interest expense in the consolidated statement of operations.

We recorded issuance costs of $6.8 million of which $4.7 million were deferred and are being amortized over seven years, which is the earliest date at which the holders of these Notes may redeem them, which approximates the effective interest method. The remaining $2.1 million was recorded as equity.

The following tables are reconciliations between amounts reported in the previous filing of the Form 10-K as of the year ended December 28, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009, to the amounts reported in the current filing for these same periods to reflect retroactive adjustments:

	Year Ended
	December 28, 2008		December 30, 2007
(in thousands, except for per share amounts)	As adjusted	As reported***	As adjusted	As reported***
Deferred debt issue costs*	$774	$1,127	$3,214	$4,677
2.25% senior convertible notes due October 15, 2025	55,357	68,340	173,130	225,000
Additional paid in capital	1,471,476	1,436,306	1,462,267	1,394,946
Deficit	(689,241)	(666,701)	(817,538)	(800,624)

Interest expense **	(8,682)	(3,065)	(13,481)	(5,064)
Gain on repurchase of senior convertible notes, net of amortization of debt issue costs	14,568	14,577	(680)	(968)
Net income (loss)	$128,297	$133,923	$(57,233)	$(49,104)
Net (loss) income per common share—basic	$0.58	$0.60	$(0.26)	$(0.23)
Net (loss) income per common share—diluted	$0.57	$0.60	$(0.26)	$(0.23)
Shares used in per share calculation—basic	221,659	221,659	216,330	216,330
Shares used in per share calculation—diluted	223,687	223,687	216,330	216,330

	Year Ended
	December 28, 2008		December 30, 2007
(in thousands)	As adjusted	As reported***	As adjusted	As reported***
CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income (loss)	$128,297	$133,923	$(57,233)	$(49,104)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,796	54,422	71,356	63,227
Gain on repurchase of senior convertible notes, net	$(14,980)	$(15,172)	$—	$—

*	Deferred debt issue costs are included in the consolidated balance sheets as Investments and other assets.
**	Interest expense is included in the consolidated statements of operations as Interest (expense) income, net.
***	Balances are as reported in the Company’s Form 10-K for the year ended December 28, 2008.

Fair Value Accounting

Effective April 26, 2009, we adopted ASC Topic 320-10-65, which amends other-than-temporary impairment guidance relating to debt securities. If the fair value of a debt security is less than its amortized cost, we assess whether the impairment is other than temporary. An impairment is considered other than temporary if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis or (iii) we do not expect to recover the entire amortized cost basis of the security. If an impairment is considered other than temporary based on condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings and the amount relating to all other factors will be recognized in Other Comprehensive Income. There was no financial reporting impact due to the adoption of this standard.

Business Combinations and Noncontrolling interests

In December 2007, the FASB issued ASC Topic 805, the Business Combinations Topic. ASC Topic 805 changes the accounting for acquisitions that close beginning in 2009. More transactions and events qualify as business combinations and are accounted for at fair value under the new standard. ASC Topic 805 promotes greater use of fair values in financial reporting. Some of the changes introduce more volatility into earnings. ASC Topic 805 is effective for fiscal years beginning on or after December 15, 2008. There was no financial reporting impact due to this new standard. We will apply this new standard on any future business combinations.

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

In June 2009, the FASB issued ASC Topic 810-10-65, as a part of the Consolidation Topic, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. It also requires an ongoing reassessment of whether an entity is the primary beneficiary, and it requires additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810-10-65 is effective for us beginning in the first quarter of fiscal 2010. There is expected to be no financial reporting impact to us due to the adoption of this new standard.

Other Accounting Changes

In May 2009, the FASB issued FASB ASC Topic 855, the Subsequent Events Topic. This standard is intended to establish general standards of accounting for and the disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for fiscal years and interim periods ended after June 15, 2009, to be applied prospectively. There was no financial reporting impact due to the adoption of this standard. The Company has evaluated subsequent events through February 23, 2010, the date of issuance of the consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

Cash, Cash Equivalents, Short-term Investments and Long-term Investment Securities

We regularly maintain a portfolio of short- and long-term investments comprised of various types of money market funds, United States Treasury and Government Agency notes, FDIC-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Maturities of these instruments are less than 36 months with the majority being within one year. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s or equivalent. We classify these securities as available-for-sale and they are carried at fair market value. Our corporate policies prevent us from holding material amounts of asset-backed commercial paper.

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

A 1% shift in interest rates would impact our annual pre-tax income by approximately $3.8 million.

Senior Convertible Notes:

At December 27, 2009, a principal amount of $68.3 million of these Notes remained outstanding and $0.6 million of unamortized debt issue costs were included in Investments and Other Assets. The Notes were originally issued for $225 million in aggregate principal amount. During 2008, we repurchased $156.7 million principal amount of our Notes for $138.3 million and expensed $3.2 million of related unamortized debt issue costs and transaction costs resulting in a net gain of $15.0 million.

Because we pay fixed interest coupons on these Notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of the senior convertible Notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

Our Notes are not listed on any exchange or included in any automated quotation system but are registered for resale under the Securities Act of 1933.

The Notes rank equal in right of payment with our other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. We may redeem all or a portion of the Notes at par on and after October 20, 2012. The holders may require that we repurchase Notes on October 15 of each of 2012, 2015 and 2020.

Holders may convert the Notes into the right to receive the conversion value (i) when our stock price exceeds 120% of the approximately $8.80 per share initial conversion price for a specified period, (ii) in certain change in control transactions and (iii) when the trading price of the Notes does not exceed a minimum price level. For each $1,000 principal amount of Notes, the conversion value represents the amount equal to 113.6687 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of Notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election.

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

As at December 27, 2009, we had 18 currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $27.8 million and the contracts had a fair value of $0.8 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. A 5% shift in the foreign exchange rates between U.S. dollar and the Canadian dollar would impact pre-tax income by approximately $1.2 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 27, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PMC-Sierra, Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2008 and 2007 consolidated financial statements have been retrospectively adjusted for the adoption of Financial Accounting Standards Codification 470-20-65 Debt Topic for the Accounting of Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Vancouver, Canada
February 24, 2010

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 27, 2009	December 28, 2008 As adjusted-Note 1
ASSETS:
Current assets:
Cash and cash equivalents	$192,841	$97,839
Short-term investments	67,928	209,685
Accounts receivable, net of allowance for doubtful accounts of $1,259 (2008—$1,148)	50,745	40,191
Inventories, net	31,531	34,003
Prepaid expenses and other current assets	14,476	9,683
Deferred tax assets	3,052	3,949

Total current assets	360,573	395,350
Property and equipment, net	13,909	15,858
Investment securities	192,636	—
Goodwill	396,144	396,144
Intangible assets, net	110,458	153,956
Deferred tax assets	250	—
Prepaid expenses	26,187	—
Investments and other assets	10,175	3,512
Deposits for wafer fabrication capacity	5,145	5,145

	$1,115,477	$969,965

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$22,266	$17,066
Accrued liabilities	52,996	51,390
Liability for unrecognized tax benefit	31,330	23,398
Income taxes payable	7,261	—
Deferred income taxes	681	2,042
Accrued restructuring costs	3,994	5,938
Deferred income	12,498	11,200

Total current liabilities	131,026	111,034
2.25% senior convertible notes due October 15, 2025	58,356	55,357
Long-term obligations	6,211	503
Deferred taxes	22,695	17,806
Liability for unrecognized tax benefit	14,663	3,352
PMC special shares convertible into 1,570 (2008—2,045) shares of common stock	2,003	2,655

Contingencies (Note 10)

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 227,655 shares issued and outstanding (2008—221,335)	247	241
Additional paid in capital	1,521,476	1,471,476
Accumulated other comprehensive income (loss)	1,164	(3,218)
Accumulated deficit	(642,364)	(689,241)

Total stockholders’ equity	880,523	779,258

	$1,115,477	$969,965

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Year Ended
	December 27, 2009	December 28, 2008 As adjusted-Note 1	December 30, 2007 As adjusted-Note 1
Net revenues	$496,139	$525,075	$449,381
Cost of revenues	165,231	181,642	158,297

Gross profit	330,908	343,433	291,084

Other costs and expenses:
Research and development	149,184	157,642	159,134
Selling, general and administrative	84,942	93,532	100,486
Amortization of purchased intangible assets	39,344	39,344	39,343
Restructuring costs and other charges	888	824	14,837

Income (loss) from operations	56,550	52,091	(22,716)
Other income (expense):
Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	(200)	14,568	(680)
Foreign exchange (loss) gain	(2,371)	8,068	(18,486)
Loss on subleased facilities	(538)	—	—
Asset impairment	—	(4,300)	—
Interest (expense) income, net	(2,511)	(757)	1,497
Recovery on investments	—	400	—
Gain (loss) on investment securities	171	(11,790)	—

Income before (provision for) recovery of income taxes	51,101	58,280	(40,385)
(Provision for) recovery of income taxes	(4,224)	70,017	(16,848)

Net income (loss)	$46,877	$128,297	$(57,233)

Net income (loss) per common share—basic	$0.21	$0.58	$(0.26)
Net income (loss) per common share—diluted	$0.20	$0.57	$(0.26)
Shares used in per share calculation—basic	226,225	221,659	216,330
Shares used in per share calculation—diluted	229,567	223,687	216,330

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 27, 2009	December 28, 2008 As adjusted-Note 1	December 30, 2007 As adjusted-Note 1
Cash flows from operating activities:
Net income (loss)	$46,877	$128,297	$(57,233)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,577	59,796	71,356
Stock-based compensation	21,396	24,838	35,334
Unrealized foreign exchange loss (gain), net	2,542	(8,362)	18,246
Non-cash accretion of investment securities	(359)	—	—
Asset impairment	—	4,300	—
Gain on repurchase of senior convertible notes, net	—	(14,980)	—
Gain on disposal of property and equipment	—	(32)	512
Impairment of purchased intangible assets	—	—	1,855
Loss on subleased facilities	538	—	—
Changes in operating assets and liabilities:
Accounts receivable	(10,554)	(829)	(2,059)
Inventories	2,723	613	(156)
Prepaid expenses and other current assets	1,132	6,743	2,226
Accounts payable and accrued liabilities	(2,531)	(40,240)	5,027
Deferred income taxes and income taxes payable	4,147	(70,491)	12,353
Accrued restructuring costs	(2,029)	(4,720)	(2,106)
Deferred income	1,298	(2,474)	2,334

Net cash provided by operating activities	121,757	82,459	87,689

Cash flows from investing activities:
Purchases of property and equipment	(6,215)	(6,802)	(9,824)
Proceeds from sale of property and equipment	31	—	—
Purchase of intangible assets	(1,590)	(5,913)	(8,754)
Redemption of short-term investments	186,443	—	—
Disposals of investment securities	59,298	—	—
Purchases of investment securities	(295,365)	(209,685)	—

Net cash used in investing activities	(57,398)	(222,400)	(18,578)

Cash flows from financing activities:
Repurchase of senior convertible notes	—	(139,341)	—
Proceeds from issuance of common stock	28,293	16,510	31,980

Net cash provided by (used in) financing activities	28,293	(122,831)	31,980

Effect of exchange rate changes on cash and cash equivalents	2,350	(4,311)	4,917
Net increase (decrease) in cash and cash equivalents	95,002	(267,083)	106,008
Cash and cash equivalents, beginning of the year	97,839	364,922	258,914

Cash and cash equivalents, end of the year	$192,841	$97,839	$364,922

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,538	$3,813	$5,063
Cash refund of income taxes	5,695	1,316	4,975
Cash paid for income taxes	1,464	23,195	1,596
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	$652	$17	$61

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital As adjusted- Note 1	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit) As adjusted- Note 1	Total Stockholders’ Equity
Balances at December 31, 2006	210,650	$230	$1,394,900	$(1,127)	$(765,038)	$628,965
Net loss	—	—	—	—	(57,233)	(57,233)
Adjustments related to adoption of FIN48	—	—	—	—	4,733	4,733
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	2,564	—	2,564

Comprehensive loss						(49,936)

Conversion of special shares into common stock	34	—	61	—	—	61
Issuance of common stock under stock benefit plans	6,601	7	31,974	—	—	31,981
Stock-based compensation expense	—	—	35,333	—	—	35,333

Balances at December 30, 2007	217,285	237	1,462,268	1,437	(817,538)	646,404
Net income	—	—	—	—	128,297	128,297
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	(4,655)	—	(4,655)

Comprehensive income						123,642

Conversion of special shares into common shares	20	—	17	—	—	17
Issuance of common stock under stock benefit plans	3,905	4	16,580	—	—	16,584
Issuance of restricted stock units	125	—	(75)	—	—	(75)
Stock-based compensation expense	—	—	24,838	—	—	24,838
Repurchase of senior convertible notes—equity portion	—	—	(48,331)	—	—	(48,331)
Gain on the repurchase of senior convertible notes —equity portion	—	—	16,179	—	—	16,179

Balances at December 28, 2008	221,335	241	1,471,476	(3,218)	(689,241)	779,258
Net income	—	—	—	—	46,877	46,877
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	3,766	—	3,766
Change in fair values of investment securities	—	—	—	616	—	616

Comprehensive income						51,259

Conversion of special shares into common shares	474	1	651	—	—	652
Issuance of common stock under stock benefit plans	5,491	5	28,287	—	—	28,292
Issuance of restricted stock units	355	—	(336)	—	—	(336)
Stock-based compensation expense	—	—	21,398	—	—	21,398

Balances at December 27, 2009	227,655	$247	$1,521,476	$1,164	$(642,364)	$880,523

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2009

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. PMC-Sierra, Inc (the “Company” or “PMC”) designs, develops, markets and supports semiconductor solutions for the Enterprise Infrastructure market and the Communications Infrastructure market. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Fiscal 2009, 2008, and 2007 consisted of 52 weeks and ended on the last Sunday in December. The Company’s reporting currency is the U.S. dollar. The accompanying consolidated financial statements include the accounts of PMC-Sierra, Inc. and any of its subsidiaries or investees in which PMC exercises control. As at December 27, 2009 and December 28, 2008, all subsidiaries included in these consolidated financial statements were wholly owned by PMC. All inter-company accounts and transactions have been eliminated.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the valuation of investments, accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes including uncertain tax positions, restructuring costs, assumptions used to measure the fair value of the debt component of our senior convertible notes, accounting for employee benefit plans, and contingencies. Actual results could differ from these estimates.

Cash and cash equivalents, short-term investments and long-term investment securities. At December 27, 2009, cash and cash equivalents included $0.7 million (2008—$0.8 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities. Cash equivalents are defined as highly liquid interest-earning instruments with maturities at the date of purchase of three months or less. Short-term investments are investments with original maturities greater than three months, but less than one year. Investments with maturities beyond one year are classified as long-term investment securities.

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized against interest income over the life of the investment. Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on these investments, net of any related tax effect are included in equity as a separate component of stockholders’ equity. For debt securities, if an impairment is considered other than temporary, the entire difference between the amortized cost and the fair value is recognized in earnings in the period this determination is made.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Cost is computed using standard cost, which approximates actual average cost. The Company provides inventory allowances on obsolete inventories and inventories in excess of twelve-month demand for each specific part.

Inventories (net of reserves of $6.8 million and $9.3 million at December 27, 2009 and December 28, 2008, respectively) were as follows:

(in thousands)	December 27, 2009	December 28, 2008
Work-in-progress	$14,452	$11,391
Finished goods	17,079	22,612

	$31,531	$34,003

In 2009, the Company decreased inventory reserves by $2.6 million (2008—$3.1 million, 2007—$1.5 million) for inventory that was scrapped during the year.

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

Deposits for wafer fabrication capacity. The Company has wafer supply agreements with two independent foundries. Under these agreements, the Company has deposits of $5.1 million (2008—$5.1 million) to secure access to wafer fabrication capacity. These are classified as long-term assets in the consolidated balance sheets. Also, see related comments under Concentrations.

Property and equipment, net. Property and equipment is stated at cost, net of write-downs for impairment, and accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the lease term.

The components of property and equipment, net are as follows:

December 27, 2009 (in thousands)	Gross	Accumulated Amortization	Net
Software	$57,525	$(54,040)	$3,485
Machinery and equipment	132,203	(123,858)	8,345
Leasehold improvements	15,442	(13,363)	2,079
Furniture and fixtures	13,657	(13,657)	—

Total	$218,827	$(204,918)	$13,909

December 28, 2008 (in thousands)	Gross	Accumulated Amortization	Net
Software	$57,273	$(52,706)	$4,567
Machinery and equipment	127,492	(119,048)	8,444
Leasehold improvements	14,895	(12,804)	2,091
Furniture and fixtures	13,742	(12,986)	756

Total	$213,402	$(197,544)	$15,858

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds the carrying value and 2) the amount of an impairment loss, if any. The Company completed this process in December 2009, 2008 and 2007, and determined that there was no impairment to goodwill.

Intangible assets, net. Intangible assets, net, consist of intangible assets acquired through business combinations, which are amortized over their estimated useful lives ranging from four to ten years or have indefinite lives, and purchased developed technology assets that are amortized over their economic lives, which are normally three years. The components of intangible assets, net are as follows:

December 27, 2009 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Core technology	$129,700	$(68,885)	$60,815	8 years
Customer relationships	66,600	(36,356)	30,244	4-10 years
Existing technology	46,000	(42,167)	3,833	4 years
Trademarks	3,600	—	3,600	indefinite
Developed technology assets	39,256	(27,290)	11,966	3 years

Total	$289,156	$(178,698)	$110,458

December 30, 2008 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Core technology	$129,700	$(50,748)	$78,952	8 years
Customer relationships	66,600	(26,651)	39,949	4-10 years
Existing technology	46,000	(30,667)	15,333	4 years
Trademarks	3,600	—	3,600	indefinite
Developed technology assets	36,987	(20,865)	16,122	3 years

Total	$286,887	$(132,931)	$153,956

Estimated future amortization expense for intangible assets is as follows:

(in thousands)	$
2010	$31,071
2011	23,115
2012	20,942
2013	19,318
2014	7,011
Thereafter	5,401

Total	$106,858

Impairment of long-lived assets. The Company reviews its long-lived assets, other than goodwill and other indefinite-lived assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset determined through discounted cash flows. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset.

Accrued liabilities. The components of accrued liabilities are as follows:

(in thousands)	December 27, 2009	December 28, 2008
Accrued compensation and benefits	$24,086	$22,079
Other accrued liabilities	28,910	29,311

Total	$52,996	$51,390

Foreign currency translation. For all foreign operations, the U.S. dollar is used as the functional currency. Monetary assets and liabilities in foreign currencies are translated into U.S. dollars using the exchange rate as of the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions are reported separately as Foreign exchange (loss) gain under Other income (expense) on the consolidated statements of operations.

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may significantly impact PMC’s net income (loss) and cash flows. The Company periodically hedges forecasted foreign currency transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income (loss) when the hedged item affects net (loss) income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the years ended December 27, 2009, December 28, 2008 and December 30, 2007, all hedges were designated as cash flow hedges.

Fair value of financial instruments. The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies as prescribed under GAAP. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of the Company’s cash equivalents, short-term investments, long-term investment securities, derivative instruments, debt component of its senior convertible notes, and employee post-retirement healthcare benefits are estimated using available market information and appropriate valuation. The fair value of investments in public companies is determined using quoted market prices for those securities. The fair value of investments in private entities is not readily determinable due to the illiquid market for these investments. The fair value of the deposits for wafer fabrication capacity is not readily determinable because the timing of the related future cash flows is not determinable and there is no market for the sale of these deposits (see Note 3. Fair Value Measurements).

The carrying values of accounts receivable and accounts payable approximate fair value because of their short term to maturities.

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but has been traded over the counter on the Portal Market or under Rule 144 of the Securities Act of 1933. The exchange prices from these trades are not always available to us and may not be reliable. Trades under the Portal Market do not reflect all trades of the securities and the figures recorded are not independently verified. The Company has incorporated independent market quotes in estimating the fair value of the debt to be $86.6 million, or $126.75 per $100 face value as of December 27, 2009.

As of and for the year ended December 27, 2009, the use of derivative financial instruments was not material to the results of operations or the Company’s financial position (see “Derivatives and Hedging Activities” in this Note).

Concentrations. The Company maintains its cash, cash equivalents, short-term investments, and long-term investment securities in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 27, 2009, there was one distributor and one other customer that accounted for 18% and 12% of accounts receivables, respectively. At December 28, 2008, there were two distributors that accounted for 14% and 11% of accounts receivables and three other customers that each accounted for 11%, 11%, and 10% of accounts receivables, respectively. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company’s credit evaluation process, relatively short collection periods and the geographical dispersion of the Company’s sales. The Company generally does not require collateral security for outstanding amounts.

The Company relies on a limited number of suppliers for wafer fabrication capacity. In 2009 and 2008, two outside wafer foundries supplied more than 95% of our semiconductor wafer requirements.

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

PMC has a two-tier distribution network. There are sales to distributors for which revenues are recognized on a sell-through basis, utilizing information provided by the distributor. These distributors are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time goods are shipped to these distributors. PMC personnel are often involved in the sales from these distributors to end customers and the Company may utilize inventory at these distributors to satisfy product demand by other customers.

PMC recognizes revenues from some distributors at the time of shipment. These distributors are also given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers. At the time of shipment, product prices are fixed or determinable and the amount of future returns and pricing allowances to be granted in the future can be reasonably estimated and are accrued. Accordingly, revenues are recorded net of these estimated amounts.

The Company has consignment inventory which is held for specific customers, either at the Company’s warehouse facility or at the customer’s premises. PMC recognizes revenue on these goods when the customer uses them in production, as that is when title passes to the customer. These sales from consignment inventory are subject to the same warranty terms that are applied to direct sales.

PMC’s product sales are subject to warranty claims against regular mechanical or electrical failure. PMC maintains accruals for potential returns based on its historical experience.

Research and development expenses. The Company expenses research and development (“R&D”) costs as incurred. R&D costs include payroll and related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs. Intellectual property (“IP”) purchased from third parties is capitalized and amortized over the expected useful life of the IP. For the years ended December 27, 2009, December 28, 2008, and December 30, 2007 research and development expenses were $149.2 million, $157.6 million, and $159.1 million.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the expected cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The following table summarizes the activity related to the product warranty liability during fiscal 2009, 2008, and 2007:

(in thousands)	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Balance, beginning of the year	$6,031	$6,239	$4,331
Accrual for new warranties issued	1,642	1,139	2,098
Reduction for payments and product replacements	(204)	(1,303)	(584)
Adjustments related to changes in estimate of warranty accrual	(1,372)	(44)	394

Balance, end of the year	$6,097	$6,031	$6,239

Other Indemnifications. From time to time, on a limited basis, the Company indemnifies customers, as well as suppliers, contractors, lessors, and others with whom it has contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and use of Company products, the use of their goods and services, the use of facilities, the state of assets that the Company sells and other matters covered by such contracts, normally up to a specified maximum amount. The Company evaluates estimated losses for such indemnifications under GAAP. The Company has no history of indemnification claims for such obligations and has not accrued any liabilities related to such indemnifications in the consolidated financial statements.

Stock-based compensation. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period.

All share-based payments to employees are recognized in the financial statements based upon their respective grant-date fair values.

During 2009, the Company recognized $21.4 million in stock-based compensation expense or $0.09 per share. No domestic tax benefits were attributed to the tax timing differences arising from stock-based compensation expense because a full valuation allowance was maintained for all domestic deferred tax assets.

See Note 4. Stock-Based Compensation.

Interest income, net. The components of interest income, net are as follows:

(in thousands)	Year Ended
	December 27, 2009	December 28, 2008 As adjusted-Note 1	December 30, 2007 As adjusted-Note 1
Interest income	$2,026	$7,925	$14,978
Interest expense on long-term debt	(4,537)	(8,682)	(13,481)

	$(2,511)	$(757)	$1,497

Income taxes. Income taxes are reported under GAAP and, accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Valuation allowances are provided if, after considering available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as provision for income taxes.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

See Note 14. Income Taxes.

Net income (loss) per common share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. The PMC-Sierra Ltd. Special Shares have been included in the calculation of basic net income (loss) per share. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, shares issuable on our Employee Stock Purchase Plan and common shares issuable on conversion of the Company’s senior convertible notes.

Segment reporting. Operating segments are revenue-producing components of a company for which separate financial information is produced. In all periods presented, the Company operated in one reportable segment: networking products.

Recent Accounting Pronouncements

FASB Establishes Accounting Standards Codification

In July 2009, the Financial Accounting Standards Board (“FASB” or “Board”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superceded. All other accounting guidance not included in the Codification will be considered non-authoritative, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.

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

The Codification is not intended to and did not change the Company’s application of GAAP, but it will change the way GAAP is organized and presented. The Codification was first effective and implemented in the Company’s third fiscal quarter ended September 27, 2009 financial statements and the principal impact on the Company’s consolidated financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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

The following tables are reconciliations between amounts reported in the previous filing of the Form 10-K as of the year ended December 28, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009, to the amounts reported in the current filing for these same periods to reflect retroactive adjustments:

(in thousands, except for per share amounts)	Year Ended
	December 28, 2008		December 30, 2007
	As adjusted	As reported***	As adjusted	As reported***
Deferred debt issue costs*	$774	$1,127	$3,214	$4,677
2.25% senior convertible notes due October 15, 2025	55,357	68,340	173,130	225,000
Additional paid in capital	1,471,476	1,436,306	1,462,267	1,394,946
Deficit	(689,241)	(666,701)	(817,538)	(800,624)
Interest expense**	(8,682)	(3,065)	(13,481)	(5,064)
Gain on repurchase of senior convertible notes, net of amortization of debt issue costs	14,568	14,577	(680)	(968)
Net income (loss)	$128,297	$133,923	$(57,233)	$(49,104)
Net (loss) income per common share—basic	$0.58	$0.60	$(0.26)	$(0.23)
Net (loss) income per common share—diluted	$0.57	$0.60	$(0.26)	$(0.23)
Shares used in per share calculation—basic	221,659	221,659	216,330	216,330
Shares used in per share calculation—diluted	223,687	223,687	216,330	216,330

(in thousands)	Year Ended
	December 28, 2008		December 30, 2007
	As adjusted	As reported***	As adjusted	As reported***
CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income (loss)	$128,297	$133,923	$(57,233)	$(49,104)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,796	54,422	71,356	63,227
Gain on repurchase of senior convertible notes, net	$(14,980)	$(15,172)	$—	$—

*	Deferred debt issue costs are included in the consolidated balance sheets as Investments and other assets.
**	Interest expense is included in the consolidated statements of operations as Interest (expense) income, net.
***	Balances are as reported in the Company’s Form 10-K for the year ended December 28, 2008.

See Note 9. Long-Term Debt for additional required disclosures.

Fair Value Accounting

Effective April 26, 2009, the Company adopted ASC Topic 320-10-65, which amends other-than-temporary impairment guidance relating to debt securities. If the fair value of a debt security is less than its amortized cost, the Company assesses whether the impairment is other than temporary. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If an impairment is considered other than temporary based on condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings and the amount relating to all other factors will be recognized in Other Comprehensive Income. There was no financial reporting impact due to the adoption of this standard.

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

In June 2009, the FASB issued ASC Topic 810-10-65, as a part of the Consolidation Topic, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. It also requires an ongoing reassessment of whether an entity is the primary beneficiary, and it requires additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810-10-65 is effective for the Company beginning in the first quarter of fiscal 2010. There is expected to be no financial reporting impact due to the adoption of this new standard.

Other Accounting Changes

In May 2009, the FASB issued FASB ASC Topic 855, the Subsequent Events Topic. This standard is intended to establish general standards of accounting for and the disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for fiscal years and interim periods ended after June 15, 2009, to be applied prospectively. There was no financial reporting impact due to the adoption of this standard. The Company has evaluated subsequent events through February 23, 2010, the date of issuance of the consolidated financial position and results of operations.

Cash Flow Presentation

Certain adjustments have been made to prior period amounts and presentation to conform to the presentation adopted for the current period. During fiscal 2009, the Company identified an immaterial presentation error in the statement of cash flows included in previously filed Form 10-Ks for fiscal 2008 and 2007. The error relates to the presentation of the effect of exchange rate changes on operating assets and liabilities and cash and cash equivalents. This adjustment had the following impact:

(in thousands)	Year Ended
	December 28, 2008			December 30, 2007
	As restated	As reported*	Difference	As restated	As reported*	Difference
CONSOLIDATED STATEMENTS OF CASH FLOWS:
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized foreign exchange (gain) loss, net	$(8,362)	$(7,853)	$(509)	$18,246	$18,221	$25
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,743	6,945	(202)	2,226	1,998	228
Accounts payable and accrued liabilities	(40,240)	(42,679)	2,439	5,027	6,933	(1,906)
Deferred taxes and income taxes payable	(70,491)	(72,163)	1,672	12,353	13,710	(1,357)
Accrued restructuring costs	(4,720)	(4,973)	253	(2,106)	(1,595)	(511)
Net cash provided by operating activities	82,459	78,806	3,653	87,689	91,210	(3,521)
Effect of exchange rate changes on cash and cash equivalents	$(4,311)	$(658)	$(3,653)	$4,917	$1,396	$3,521

*	Balances are as reported in the Company’s Form 10-K for the year ended December 28, 2008.

There was no impact on previously reported net change in cash and cash equivalents, net income (loss), net income (loss) per common share or financial position as a result of this change in presentation for any of the years presented.

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

At December 27, 2009, the Company had 18 currency forward contracts outstanding (2008 – 12 currency forward contracts outstanding) that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $27.8 million (2008—$43.6 million) and the contracts had a fair value of $0.8 million gain (2008—fair value of $4.6 million loss). No portion of the hedging instrument’s gain or loss was excluded from the assessment of effectiveness. The ineffective portions of hedges had no significant impact on earnings, nor are they expected to over the next twelve months.

NOTE 3. FAIR VALUE MEASUREMENTS

ASC Topic 820 specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets are available for identical assets and liabilities. The Company’s Level 1 assets include cash equivalents, short-term investments, and long-term investment securities, which are generally acquired or sold at par value and are actively traded.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using a pricing model with inputs that are observable in the market or corroborated with observable market data. Level 2 observable inputs were used in estimating interest rates used to determine the fair value of the debt component the Company’s senior convertible notes (see Note 1. Summary of Significant Accounting Policies and Note 9. Long-Term Debt).

Level 3—Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all applicable instruments and would include in Level 3 all of those whose fair value is based on significant unobservable inputs. The Company’s Level 3 assets include investments in money market funds classified in Short-term investments (see Note 6. Investment Securities).

Financial assets and liabilities measured on a recurring basis as of December 27, 2009 are summarized below:

(in thousands)	Fair value, December 27, 2009
	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$163,084	$—	$23,242
Corporate bonds and notes (1)	124,647	—	—
US Treasury and Government Agency notes (1)	74,109	—	—
Foreign Government and Agency notes (1)	30,220	—	—
US States and Municipal securities (1)	8,346	—	—
Forward currency contracts (2)	—	783	—

Total Assets	$400,406	$783	$23,242

Liabilities:
2.25% senior convertible notes due October 15, 2025 (3)	$—	$58,356	$—

Total Liabilities	$—	$58,356	$—

(1)	Included in cash and cash equivalents, short-term investments and long-term investment securities

(see Note 6. Investment Securities).

(2)	Included in Prepaid expenses and other current assets.

(3)	See Note 9. Long-Term Debt.

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3, from the year ended December 30, 2007 to the year ended December 27, 2009:

(in thousands)	Level 3
Balance at December 30, 2007	$—
Total balance of Reserve Funds reclassified to Level 3	271,866
Partial distribution from the Reserve Funds	(50,391)
Loss recognized in the consolidated statement of operations (see Note 6. Investment Securities)	(11,790)

Balance at December 28, 2008	209,685
Partial distribution from the Reserve Funds	(186,443)

Balance at December 27, 2009	$23,242

See Note 6. Investment Securities for discussion of the Reserve Funds.

NOTE 4. STOCK-BASED COMPENSATION

At December 27, 2009, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense as follows:

(in thousands)	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Cost of revenues	$779	$1,123	$1,691
Research and development	8,665	11,176	16,563
Selling, general and administrative	11,952	12,539	17,078

Total	$21,396	$24,838	$35,332

The Company received cash of $28.3 million from the exercise of stock-based awards during 2009. The total intrinsic value of stock awards exercised during 2009 was $20.4 million.

As of December 27, 2009, there was $18.2 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans, which is expected to be recognized over a period of 2.6 years. As of December 27, 2009, there was $10.1 million of total unrecognized compensation cost related to nonvested Restricted Stock Units (“RSUs”) awarded under the Company’s stock option plans, which is expected to be recognized over a period of 2.8 years.

The fair value of the Company’s stock option awards granted to employees during 2008 was estimated using a lattice-binomial valuation model. Prior to the second quarter of 2005, the fair value of the Company’s stock option awards to employees was estimated, for disclosure purposes using a Black-Scholes option pricing model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that the lattice-binomial model provides a better estimate of the fair value of stock option awards because it considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. Both models require the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option and Employee Stock Purchase Plan, (“ESPP”) awards were estimated using the following weighted average assumptions:

Stock Options:

	December 27, 2009	December 28, 2008	December 30, 2007
Expected life (years)	4.4	4.5	4.1
Expected volatility	66%	57%	61%
Risk-free interest rate	1.8%	2.6%	4.5%

Employee Share Purchase Plan:

	December 27, 2009	December 28, 2008	December 30, 2007
Expected life (years)	1.3	1.3	1.3
Expected volatility	59%	49%	50%
Risk-free interest rate	0.7%	2.1%	4.7%

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

Activity under the option plans during the year ended December 27, 2009 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value per share at December 27, 2009
Outstanding, December 28, 2008	28,195,000	$9.35
Granted	4,214,428	$5.53
Exercised	(3,674,976)	$5.73
Forfeited	(3,387,983)	$12.66
Outstanding, December 27, 2009	25,346,469	$8.80	6.51	$1.61
Vested & expected to vest, December 27, 2009	24,394,214	$8.91	6.42	$1.56
Exercisable, December 27, 2009	17,140,740	$10.12	5.56	$1.13

No adjustment has been recorded for fully vested options that expired during the year ended December 27, 2009. A reversal of $9.7 million was recorded for pre-vesting forfeitures.

The following table summarizes information on options outstanding and exercisable for the combined option plans at December 27, 2009:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Options Exercisable	Weighted Average Exercise Price per Share
$0.05—$4.98	5,900,429	8.37	$4.74	1,335,914	$4.16
$5.12—$6.35	4,919,963	5.69	6.07	3,517,940	6.03
$6.36—$7.87	4,923,886	6.20	7.58	4,287,200	7.63
$7.89—$10.97	6,841,300	6.78	9.74	5,247,662	10.08
$11.05—$189.94	2,760,891	3.91	22.16	2,752,024	22.19

$0.05—$189.94	25,346,469	6.51	$8.80	17,140,740	$10.12

The weighted-average estimated fair values of employee stock options granted during 2009, 2008, and 2007 were $2.79, $2.90, and $3.22, per share, respectively.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of RSUs to employees and directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.

A summary of RSU activity during the year ended December 27, 2009 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at December 27, 2009
Unvested shares at December 28, 2008	1,862,762	—	—
Awarded	1,154,648	—	—
Released	(403,297)	—	—
Forfeited	(207,102)	—	—
End of year	2,407,011	1.62	$20,628,084

Restricted Stock Units vested and expected to vest December 27, 2009	1,986,433	1.56	$17,023,727

The weighted-average estimated fair values of RSU’s awarded during 2009, 2008 and 2007, were $7.06, $7.93, and $7.49 respectively.

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

During 2009, 1,816,218 shares were issued under the Plan at a weighted-average price of $3.99 per share. As of December 27, 2009, 8,467,938 shares were available for future issuance under the ESPP (2008—8,284,156).

The weighted-average estimated fair values of Employee Stock Purchase Plan awards during years 2009, 2008, and 2007, were $1.88, $0.53 and $2.59 per share, respectively.

NOTE 5. RESTRUCTURING AND OTHER COSTS

The activity related to excess facility and severance accruals under the Company’s restructuring plans during the three years ended December 27, 2009, by year of plan, were as follows:

Excess Facility Costs

(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2006	$—	$2,111	$4,268	$549	$5,096	$12,024
Reversals and adjustments	23	(441)	—	(549)	128	(839)
New charges	2,768	—	450	—	850	4,068
Cash payments	(860)	(1,081)	(1,389)	—	(2,130)	(5,460)

Balance at December 30, 2007	1,931	589	3,329	—	3,944	9,793
Reversals and adjustments	(393)	(51)	—	—	(747)	(1,191)
New charges	230	130	1,085	—	—	1,445
Cash payments	(938)	(490)	(1,366)	—	(1,322)	(4,116)

Balance at December 28, 2008	830	178	3,048	—	1,875	5,931
Reversals and adjustments	28	15	—	—	88	131
New charges	25	117	700	—	—	842
Cash payments	(357)	(216)	(1,404)	—	(933)	(2,910)

Balance at December 27, 2009	$526	$94	$2,344	$—	$1,030	$3,994

Severance Costs
(in thousands)	2007	2006	2005	2003	2001	Total
Balance at December 31, 2006	$—	$536	$97	$—	$—	$633
Reversals and adjustments	144	(409)	(59)	—	—	(324)
New charges	9,863	—	—	—	—	9,863
Cash payments	(8,889)	(127)	(38)	—	—	(9,054)

Balance at December 30, 2007	1,118	—	—	—	—	1,118
Reversals and adjustments	(378)	—	—	—	—	(378)
New charges	696	—	—	—	—	696
Cash payments	(1,429)	—	—	—	—	(1,429)

Balance at December 28, 2008	7	—	—	—	—	7
Reversals and adjustments	1	—	—	—	—	1
New charges	—	—	—	—	—	—
Cash payments	(8)	—	—	—	—	(8)

Balance at December 27, 2009	$—	$—	$—	$—	$—	$—

2007

In the first quarter of 2007, the Company initiated a cost-reduction plan that involved staff reductions of 175 employees at various sites and the closure of design centers in Saskatoon, Saskatchewan and Winnipeg, Manitoba. The Company also vacated excess office space at its Santa Clara facility. PMC continued to lower costs in the fourth quarter of 2007 by reducing headcount by 18 employees primarily at the Burnaby facility.

In 2008, the Company recorded a net reduction of its accrual for excess facilities by $0.2 million, as the Company fulfilled a portion of these obligations and made payments of $0.9 million related to the 2007 plan. In 2009, the Company made payments of $0.4 million related to the 2007 plan.

To date, the Company has incurred $10.6 million in termination and relocation costs, $3.0 million for excess facilities and contract termination costs, and $2.5 million in asset impairment charges.

The Company has made payments of $12.5 million in connection with this plan. As of December 27, 2009, all severance costs have been paid and payments related to the excess facilities may extend until 2011.

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

In 2009, the Company recorded an addition of its accrual for excess facilities by $0.1 million, as the original assumptions regarding possible sublease of the exited facilities were not realized, and made payments of $0.2 million related to the 2006 plan.

To date, the Company has made payments relating to these activities of $4.4 million. As of December 27, 2009, all severance costs have been paid. Payments related to the excess facilities will extend to 2010.

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

The Company further increased its accrual for excess facilities by $0.5 million in the fourth quarter of 2007, as the original assumptions regarding possible sublease of the exited facilities were not realized. In 2008, the Company recorded an additional accrual for excess facilities of $1.1 million, as the original assumptions regarding possible sublease of the exited facilities were not realized, and made payments of $1.4 million related to the 2005 plan. In 2009, the Company recorded an addition of its accrual for excess facilities by $0.7 million, as the original assumptions regarding possible sublease of the exited facilities were not realized, and made payments of $1.4 million related to the 2005 plan.

To date, the Company has made payments relating to these activities of $13.4 million. As of December 27, 2009, all severance costs have been paid. Payments related to the excess facilities will extend to 2011.

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

The January 2003 restructuring included the termination of 175 employees and the closure of design centers in Maryland, Ireland and India, and vacating office space in the Santa Clara facility. To date, PMC has recorded restructuring charges of $18.3 million, including $1.5 million for asset write-downs. These charges related to workforce reduction, lease and contract settlement costs, and the write-down of certain property, equipment and software assets whose value was impaired as a result of this restructuring plan. PMC has disposed of the property improvements and computer equipment, and software licenses have been cancelled or are no longer being used. In 2006, the Company reversed $2.3 million of this restructuring accrual because certain floors in the Santa Clara facility that had been vacated in 2003 were re-occupied in 2006 due to the addition of personnel that occurred with the acquisition of the Storage Semiconductor Business. The Company reversed a further $0.5 million in 2007, as it completed a portion of the lease obligation at this site.

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

In 2007, the Company recorded additional provisions for abandoned office facilities of $0.9 million in the fourth quarter of 2007. In 2008, the Company recorded a net reduction of its accrual for excess facilities of $0.7 million, as the Company fulfilled a portion of these obligations, and made payments of $1.3 million related to the 2001 plan. In 2009, the Company recorded a net reduction of its accrual for excess facilities of $0.1 million, as the Company fulfilled a portion of these obligations, and made payments of $0.9 million related to the 2001 plan.

To date, PMC has made cash payments of $12.7 million and $178.9 million related to the 2003 and 2001 plans, respectively. The Company has completed the activities contemplated in these restructuring plans, but has not yet terminated the leases on all of its surplus facilities. Efforts to exit these sites are ongoing, but the payments related to these facilities could extend to 2011.

NOTE 6. INVESTMENT SECURITIES

At December 27, 2009, the Company had investments of $423.6 million (December 28, 2008—$278.9 million) comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”)-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes, and corporate bonds and notes.

The Company’s available for sale investments, by investment type, as classified on the consolidated balance sheets consist of the following as at December 27, 2009 and December 28, 2008:

(in thousands)	December 27, 2009
	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Money market funds	$163,068	$16	$—	$163,084

Total cash and cash equivalents	163,068	16	—	163,084

Short-term investments:
Money market funds	23,242	—	—	23,242
US Treasury and Government Agency notes	20,376	804	(1)	21,179
Corporate bonds and notes	14,760	1,426	(4)	16,182
US States and Municipal securities	7,300	25	—	7,325

Total short-term investments	65,678	2,255	(5)	67,928

Long-term investment securities:
US Treasury and Government Agency notes	52,594	389	(53)	52,930
Corporate bonds and notes	108,102	669	(306)	108,465
US States and Municipal securities	1,019	2	—	1,021
Foreign Government and Agency notes	30,179	123	(82)	30,220

Total long-term investment securities	191,894	1,183	(441)	192,636

Total	$420,640	$3,454	$(446)	$423,648

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses is included in the consolidated balance sheet as other comprehensive income.

(in thousands)	December 28, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$69,213	$—	$—	$69,213

Short-term investments:
Money market funds	209,685	—	—	209,685

Total	$278,898	$—	$—	$278,898

As of December 27, 2009 and December 28, 2008, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of December 27, 2009, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income (loss).

$23.2 million of the investments held at December 27, 2009 relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) for which the Company has outstanding redemption orders. The Reserve Funds were AAA-rated money market funds that announced redemption delays and suspended trading in September 2008 during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) that was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received a United States Securities and Exchange Commission order providing that the SEC will supervise the distribution of assets from the Primary Fund. The redemptions from the International Fund are subject to pending litigation that could cause further delay in any redemption of the Company’s investments. In January 2010, the Company received a partial distribution from the Reserve Primary Fund in the amount of $4.3 million.

The Company assessed the fair value of its money market funds, including by consideration of Level 2 and Level 3 inputs (see Note 3. Fair Value Measurements) for the Reserve Funds and their underlying securities. Based on this assessment, the Company recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share as communicated by the Primary Fund.

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

As of December 27, 2009, the original underlying securities held by the Reserve Funds had matured, and with the exception of Lehman Brothers’ securities, the balances were held by the Reserve Funds in the form of overnight agency notes. Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

NOTE 7. INVESTMENTS AND OTHER ASSETS

The components of other investments and assets are as follows:

(in thousands)	December 27, 2009 As adjusted-Note 1	December 28, 2008 As adjusted-Note 1
Investments in private entities	$2,000	$2,000
Deferred debt issue costs (Note 9. Long-Term Debt)	572	774
Other assets	7,603	738

	$10,175	$3,512

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

NOTE 8. LINES OF CREDIT

At December 27, 2009, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $0.7 million with interest at the bank’s alternate base rate (annual rate of 3.75% at December 27, 2009) as long as the Company maintains eligible investments with the bank in an amount equal to its drawings. This agreement will expire in July 2010. At December 27, 2009, $0.7 million cash was deposited with the bank to offset the amount committed under letters of credit used as security for a facility lease.

NOTE 9. LONG-TERM DEBT

2.25% Senior Convertible Notes

On October 26, 2005, the Company issued $225 million aggregate principal amount of 2.25% senior convertible notes due 2025.

The Notes rank equal in right of payment with the Company’s other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. The Company may redeem all or a portion of the Notes at par on and after October 20, 2012. The holders may require that the Company repurchase the Notes on October 15 of each of 2012, 2015 and 2020.

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

The Company entered into a Registration Rights Agreement with the holders of the Notes, under which the Company is required to keep the shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the Notes and/or shares of common stock issuable upon conversion of the Notes, and (ii) the expiration of the holding period applicable to such securities held by non-affiliates under Rule 144 under the Securities Act, or any successor provision, subject to certain permitted exceptions.

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

Impact of Adoption of ASC Topic 470—Debt

See Note 1. Summary for Significant Accounting Policies for a description of the Company’s adoption of ASC Topic 470. The following table summarizes the effects of this new guidance on the Company’s consolidated financial statement as at December 27, 2009:

(in thousands)	December 27, 2009 Adjustments
Consolidated Balance Sheets:
Assets:
Deferred debt issue costs*	$92
Total assets	92
Liabilities and Stockholders’ Equity:
2.25% senior convertible notes due October 15, 2025	2,999
Accumulated deficit	(2,907)

*	Deferred debt issue costs are included in the consolidated balance sheets as Investments and other assets.

(in thousands, except for per share amounts)	Year Ended
December 27, 2009
Consolidated Statements of Operations
Gain on repurchase of senior convertible notes, net and amortization of debt issue costs	$92
Interest (expense) income, net	(2,999)

Net income	$(2,907)

Net income per basic share	$(0.01)
Net income per diluted share	$(0.01)

Shares used in per share calculation—basic	226,225
Shares used in per share calculation—diluted	229,567

(in thousands)	Year Ended
December 27, 2009
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income	$(2,907)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,907

As at December 27, 2009, the carrying amount of the equity component is $35.2 million (December 28, 2008—$35.2 million), and the carrying of the debt component is $58.4 million (December 28, 2008—$55.4 million), which is the principal amount of $68.3 million (December 28, 2008—$68.3 million) net of the unamortized discount of $9.9 million (December 28, 2008—$12.9 million). The balance of deferred debt issue costs as at December 27, 2009 is $0.6 million (December 28, 2008—$0.8 million).

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Matters

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

While the briefing on defendants’ motions was under way, the parties engaged in mediation and on November 5, 2009 entered into a stipulation of settlement under which the parties have agreed, subject to court approval, to resolve both the Beiser/Barone action and the Meissner action. Under the stipulation of settlement, the Company expressly denies any wrong doing but, in the interest of settlement, agreed to adopt certain corporate governance reforms and to maintain these and other reforms put in place while the litigation was pending for a period of three years. The Company has agreed, subject to court approval, to pay plaintiffs’ counsel $1.6 million in attorneys’ fees, half of which will be paid by the Company and the other half by the Company’s insurance carrier. In light of the stipulated settlement, the parties have agreed to suspend the briefing on defendants’ renewed motions to dismiss the Beiser/Barone action. On January 26, 2010, the Federal Court issued an order (the “Preliminary Order”) granting preliminary approval of the settlement. The stipulation of settlement is subject to final approval by the Federal Court, which has scheduled for hearing on April 29, 2010.

The Company has accrued costs of $800,000 to reflect its share of the attorneys’ fees to be paid to plaintiffs’ counsel pursuant to the settlement. As with the rest of the settlement, the agreement to pay attorneys’ fees and the amount of fees to be paid remain subject to final approval by the Federal Court.

Operating Leases

The Company leases its facilities under operating lease agreements, which expire at various dates through September 30, 2013.

Rent expense including operating costs for the years ended December 27, 2009, December 28, 2008, and December 30, 2007 was $11.3 million, $10.9 million, and $10.8 million, respectively. Excluded from rent expense for 2009 was additional rent and operating costs of $2.5 million (2008—$3.9 million; 2007—$4.6 million) related to excess facilities, which were accrued as part of the restructuring programs.

Minimum future rental payments under operating leases are as follows:

Year Ended December 27, 2009 (in thousands)
2010	8,901
2011	6,908
2012	2,901
2013	2,607
2014	2,442
Thereafter	3,372

Total minimum future rental payments under operating leases	$27,131

Supply Agreements

The Company has supply agreements with TSMC and UMC. Under these agreements, the foundries must supply certain quantities of wafers per year. Neither of these agreements have minimum unit volume requirements. The agreements may be terminated if either party does not comply with the terms. The Company has a history of renewing contracts on an annual basis with its foundries for those agreements that require renewals, and the Company does not anticipate any problems with renewing such agreements beyond their current expiry dates.

Contingencies

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

NOTE 11. SPECIAL SHARES

At December 27, 2009 and December 28, 2008, the Company maintained a reserve of 1,570,000 and 2,045,000, respectively, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (“LTD”) special shares.

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

NOTE 12. STOCKHOLDERS’ EQUITY

Authorized Capital Stock of PMC

At December 27, 2009 and December 28, 2008, the Company had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated “Common Stock”, $0.001 par value, and 5,000,000 of which are designated “Preferred Stock”, $0.001 par value.

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

Post-Retirement Health Care Benefits

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

At December 27, 2009, the accumulated postretirement benefit obligation was $1.4 million, with no unrecognized gain/loss or unrecognized prior service cost. The net period benefit cost was $0.3 million during 2009. No distributions were made from the plan during the period. The Company includes accrued benefit costs for its post-retirement program in Accrued liabilities on the Company’s consolidated balance sheet.

The health care accumulated postretirement benefit obligations were determined at December 27, 2009 using a discount rate of 5.6% and a current year health care trend of 9% decreasing to an ultimate trend rate of 5.0% in 2020.

Employee Retirement Savings Plans

The Company sponsors a 401(k) retirement plan for its employees in the United States and similar plans for its employees in Canada and other countries. Employees can contribute a percentage of their annual compensation to the plans, limited to maximum annual amounts set by local taxation authorities. The Company contributed $2.5 million, $2.9 million, and $3.7 million, to the plans in fiscal years 2009, 2008 and 2007, respectively.

Israeli Severance

One of the Company’s subsidiaries is in Israel, and Israeli labour laws require payment of severance pay upon dismissal of an employee or upon termination by the employees of employment in certain other circumstances. The severance pay liability of the Israeli subsidiary of the Company to their employees, which reflects the undiscounted amount of the liability, is based upon the number of years of service and the latest monthly salary, and is partly covered by insurance policies and by regular deposits with recognized severance pay funds. The Israeli subsidiary can only make withdrawals from the amounts funded for the purpose of paying severance pay. The Company records as expenses the increase in the severance liability, net of earnings and losses from the related amounts funded.

Severance expenses for 2009, 2008 and 2007 were $0.9 million, $1.3 million and $1.3 million, respectively. The amount of the liability net of the amounts funded as above are presented within accrued liabilities on the consolidated balance sheet in the amounts of $0.2 million and $0.4 million for the years ended December 27, 2009 and December 28, 2008, respectively. As at December 27, 2009, the amount of the net liability is comprised of $4.1 million severance pay liability and $3.9 million in amounts funded. As at December 28, 2008, the amount of the net liability is comprised of $3.5 million severance pay liability and $3.1 million in amounts funded.

NOTE 14. INCOME TAXES

The income tax provision consists of the following:

(in thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Current:
Federal	$534	$(15,711)	$(258)
State	106	100	4
Foreign	1,750	(64,158)	25,864

	2,390	(79,769)	25,610

Deferred:
Federal	3,791	5,781	3,549
Foreign	(1,957)	3,971	(12,311)

	1,834	9,752	(8,762)

Provision for (recovery of) income taxes	$4,224	$(70,017)	$16,848

Reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

(in thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Income (loss) before provision for income taxes	$51,101	$63,905	$(32,256)
Federal statutory tax rate	35%	35%	35%
Income taxes at U.S. Federal statutory rate	17,885	22,367	(11,290)
Tax on intercompany transactions	78,431	35,000	—
Change in liability for unrecognized tax benefit	14,093	(91,974)	28,296
Non-deductible intangible asset amortization and in-process research and development	10,982	5,106	11,059
Non-deductible stock-based compensation	4,396	6,890	9,409
Non-deductible items and other	(1,597)	13,187	(215)
Adjustment/ expiry of loss carryforwards	—	13,264	11,091
Adjustment of prior year taxes and tax credits	340	2,785	12,537
Investment tax credits	(9,934)	(16,189)	(19,169)
Foreign and other rate differential	(15,653)	(6,611)	(14,188)
Change in valuation allowance	(94,719)	(53,842)	(10,682)

Provision for (recovery of) income taxes	$4,224	$(70,017)	$16,848

The provision for income taxes of $4.2 million for the year ended December 27, 2009 consisted of $9.9 million recovery associated with the change in deferred tax relating to unrealized foreign exchange loss arising from the foreign currency translation pertaining to a foreign subsidiary, $4.9 million tax expense relating to the amortization of the tax effects relating to inter-company transactions relating to sale of certain assets, as discussed below, $4.5 million relating to the liability for unrecognized tax benefits (including associated interest), $3.8 million increase in deferred income tax related to past acquisitions, and $0.9 million increase in tax expense from operations, net of investment tax credits earned.

The consolidated financial statements for the year ended December 27, 2009 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $26.2 million recorded as long-term prepaid expenses as at December 27, 2009 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits. The tax expense during the year ended December 27, 2009 resulting from these transactions was $4.9 million.

The recovery for the year-ended December 28, 2008 was primarily as a result of one of the Company’s foreign subsidiaries settling several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of a $124.1 million tax benefit. In addition, prior to the settlement, the Company accrued $35.2 million (including associated interest) relating to an ongoing liability arising from the examination of our existing transfer pricing practices, $28.1 million of income tax from normal operations (offset by investment tax credits of $19.5 million), $5.8 million deferred tax expense from an unrealized gain arising from foreign currency translation pertaining to a foreign subsidiary, and $4.5 million increase in tax from various items, including deferred taxes, minimum taxes and revisions of prior estimates.

Despite the net loss for 2007, income taxes were incurred primarily from a $28 million additional accrual relating to an ongoing unrecognized tax benefit liability arising from the examination by a foreign tax authority of the historic transfer pricing policies and practices of certain foreign subsidiaries. Of the $28 million increase in the Commpany’s liability for unrecognized tax benefit, $13.1 million is related to arrears interest. This liability is partially offset by available investment tax credits earned in the year of $18 million. The remainder of the provision for income taxes primarily relates to $6 million of deferred taxes recorded with respect to a past acquisition and net $1 million due to various items, including revisions of prior estimates.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	December 27, 2009	December 28, 2008
Deferred tax assets:
Net operating loss carryforwards	$176,165	$186,839
Capital loss	9,155	1,744
Credit carryforwards	24,961	33,783
Reserves and accrued expenses	15,395	16,424
Intangible assets	2,643	14,388
Depreciation and amortization	13,936	9,451
Restructuring and other charges	3,564	4,001
State tax loss carryforwards	6,924	6,674
Deferred income	1,410	1,700
Unrealized loss on investment	(499)	1,412

Total deferred tax assets	253,654	276,416
Valuation allowance	(174,189)	(268,908)
Deferred tax liabilities:
Acquired intangible assets and goodwill	(23,302)	(19,512)
Capital gain	—	(3,393)
Depreciation	—	(263)
Capitalized technology & other	(205)	(239)
Gain on intercompany sale of certain assets	(76,032)	—

Total net deferred taxes	$(20,074)	$(15,899)

At December 27, 2009, the Company has approximately $503.1 million of federal net operating losses, which will expire through 2027. The Company also has approximately $230.8 million of state tax loss carryforwards, which expire through 2017. A portion of the Company’s net operating losses were used in 2008 and 2009 to reduce the taxes otherwise payable on inter-company dividends and inter-company sale of assets. The utilization of a portion of these net operating losses may be subject to annual limitations under federal and state income tax legislation. Substantially all of the Company’s net operating losses and capital losses relate to the Company’s domestic operations and no tax benefit has been recorded for these losses.

Included in the credit carry-forwards are $17.5 million of federal research and development credits which expire through 2025, $4.2 million of federal alternative minimum tax credits which carryforward indefinitely, $10.5 million of state research and development credits which do not expire, and $0.5 million of state manufacturer’s investment credits which expire through 2012.

Included in the deferred tax assets before valuation allowance are approximately $116.8 million of cumulative tax benefits related to equity transactions, which will be credited to stockholders’ equity if and when realized.

The pretax income from foreign operations was $154.3 million, $63.9 million and $30.4 million in 2009, 2008, and 2007, respectively. The Company recorded $4.3 million tax expense related to earnings it repatriated in 2008. These distributions do not change the Company’s intent to indefinitely reinvest undistributed earnings of the Company’s foreign subsidiaries and accordingly, no additional provision for federal and state income taxes has been provided thereon. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

(in millions)	December 27, 2009	December 28, 2008	December 30, 2007
Gross unrecognized tax benefits at beginning of the year	$22.9	$125.5	$92.5
Increases in tax positions for prior years	3.0	24.2	15.0
Decreases in tax positions for prior years	—	—	(1.3)
Increases in tax positions for current years	9.6	—	—
Decreases in tax positions for settlement with tax authorities	—	(114.3)	—
Lapse in state limitations	(0.1)	(3.0)	(0.7)
Effect of foreign currency gain (loss) on translation	5.1	(9.5)	20.1

Gross unrecognized tax benefits at end of the year	$40.5	$22.9	$125.6

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $40.5 million at December 27, 2009 (2008—$22.9 million). Included in the increases in accruals for uncertain tax positions in the current year of $12.6 million is $9.6 million related to inter-company sale of assets. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 27, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.6 million (2008—$3.8 million).

The Company and its subsidiaries file income tax returns in the U.S. and in various states, local and foreign jurisdictions. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2004 through 2009 tax years generally remain subject to examination by their respective tax authorities. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next 12 months.

NOTE 15. SEGMENT INFORMATION

The Company operates in one segment: networking products. This segment consists of internetworking semiconductor devices and related technical service and support to equipment manufacturers for use in their communications and networking equipment.

Enterprise-wide information is provided below. Geographic revenue information is based on the location of the customer invoiced. Long-lived assets include property and equipment, goodwill and other intangible assets and other long-term assets. Geographic information about long-lived assets is based on the physical location of the assets.

(in thousands)	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Net revenues
China	$204,774	$155,544	$89,027
Asia, other	80,037	95,157	88,859
Japan	69,611	94,996	71,941
United States	63,490	103,514	91,307
Taiwan	62,275	39,018	43,754
Europe and Middle East	12,853	27,062	40,874
Other foreign	3,099	9,784	23,619

Total	$496,139	$525,075	$449,381

	December 27, 2009	December 28, 2008	December 30, 2007
Long-lived assets
Canada	$10,147	$7,926	$12,241
United States	3,931	3,640	9,871
Isreal	3,796	3,569	3,661
Other	3,628	2,603	1,650

Total	$21,502	$17,738	$27,423

During each of 2009, 2008 and 2007, the Company had two customers whose purchases represented a significant portion of net revenues, based on billing, including contract manufacturers and distributors. Net revenues from one customer represented 14% of net revenues in 2009 (2008—14%, 2007—12%). Net revenues from a second customer represented 11% of net revenues in 2009 (2008—14%, 2007—11%).

During 2009, the Company had one end customer whose purchases represented 10% or more of net revenues. The one end customer had purchases that represented 19% of net revenues in 2009. In 2008, the Company had no end customers whose purchases that represented greater than 10% of net revenues. In 2007, the Company had two end customers whose purchases represented 13% of our total net revenues.

NOTE 16. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

(in thousands, except per share amounts)	Year Ended
	December 27, 2009	December 28, 2008 As adjusted-Note 1	December 30, 2007 As adjusted-Note 1
Numerator:
Net income (loss)	$46,877	$128,297	$(57,233)
Denominator:
Basic weighted average common shares outstanding (1)	226,225	221,659	216,330
Dilutive effect of employee stock options and awards	3,343	2,028	—
Diluted weighted average common shares outstanding (1)	229,567	223,687	216,330
Basic net income (loss) per share	$0.21	$0.58	$(0.26)
Diluted net income (loss) per share	$0.20	$0.57	$(0.26)

(1)	PMC-Sierra, Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.

In 2007, the Company had approximately 2.2 million options that were not included in diluted net loss per share because they would be antidilutive.

NOTE 17. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

(in thousands)	Year Ended
	December 27, 2009	December 28, 2008 As adjusted-Note 1	December 30, 2007 As adjusted-Note 1
Net income (loss)	$46,877	$128,297	$(57,233)
Adjustments related to the adoption of FIN 48	—	—	4,733
Other comprehensive (loss) income:
Change in net unrealized gains on investments, net of tax of $264 in 2009 (2008—$nil; 2007—$nil)	616	—	—
Change in fair value of derivatives, net of tax of $1,647 in 2009 (2008—$2,157; 2007—$1,328)	3,766	(4,655)	2,564

Total	$51,259	$123,642	$(49,936)

PART II

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

In evaluating the effectiveness of our internal control over financial reporting as of December 27, 2009, we considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 27, 2009. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d -15(f) of the Securities Exchange Act of 1934 as amended).

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective control over financial reporting as of December 27, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm that audited the financial statements included in this Annual Report, has audited the effectiveness of Company’s internal control over financial reporting and has issued a report on its internal control over financial reporting, which is included in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the internal control over financial reporting of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 27, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s retrospective adoption of Financial Accounting Standards Codification 470-20-65, Debt Topic for the Accounting of Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements).

/s/ DELOITTE & TOUCHE LLP

Vancouver, Canada

February 24, 2010

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled “Election of Directors”, “Code of Business Conduct and Ethics”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual Stockholder Meeting.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Proxy Statement for the 2010 Annual Stockholder Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2010 Annual Stockholder Meeting.

Equity Compensation Plan Information

The following table provides information as of December 27, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of outstanding RSU’s	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	25,911,198	$8.41	35,936,824	(2)
Equity compensation plans not approved by security holders (3)	1,842,282	$13.80	—

Balance at December 27, 2009	27,753,480	$8.80	35,936,824	(4)

(1)	Consists of the 1994 Incentive Stock Plan (the “1994 Plan”), the 1991 Employee Stock Purchase Plan (the “1991 Plan”) and the 2008 Equity Plan (the “2008 Plan”).

(2)	Includes 27,468,886 shares available for issuance in the 2008 Plan and 8,467,938 shares available for issuance in the 1991 Plan.

(3)	Consists of the 2001 Stock Option Plan (the “2001 Plan”), which was created to replace a number of stock option plans assumed by us in connection with mergers and acquisitions we completed prior to 2001. The number of options that may be granted under the 2001 Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled plus (iii) 10 million shares that were added to the plan in 2003. Also includes Passave Inc. 2003 Israeli Option Plan (the “2003 Plan”) and the Passave, Inc 2005 U.S. Stock Incentive Plan (the “2005 Plan”), which were assumed through the Passave acquisition.

(4)	On April 30, 2008 the security holders of PMC Sierra approved the 2008 Equity Plan (the “2008 Plan”). The effective date for the 2008 Plan was January 1, 2009. The 2008 Plan replaced the 1994 Plan and the 2001 Plan, and no further awards shall be made under either the 1994 Plan or the 2001 Plan.

In accordance with the term of the 1991 Plan, on January 1, 2010 an additional 2,000,000 options were automatically available for issuance under such plan.

During 2010, Mr. Bailey, a director of the Company, Mr. Kurtz, a director of the Company, Mr. Stibitz, our Vice President and General Manager, Enterprise and Storage Division, Mr. Elmurib, Vice President and General Manager, Microprocessor Products Division, and Mr. Lang, President, Chief Executive Officer, and Director of the Company adopted 10b5-1 trading plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from the information set forth in the section entitled “Executive Compensation Change of Control and Severance Agreements” in our Proxy Statement for the 2010 Annual Stockholder Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from our Proxy Statement for the 2010 Annual Stockholder Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Consolidated Financial Statements

The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

2. Financial Statement Schedules

Financial Statement Schedules required by this item are listed on page 98 of this Annual Report on Form 10-K.

3. Exhibits

The exhibits listed under Item 15(c) are filed as part of this Form 10-K Annual Report.

(b)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated by Reference

Exhibit Number	Description	Form	Date	Number	Filed herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended on May 11, 2001	10-Q	05/16/2001	3.2

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/08/2001	3.2

Exhibit Number	Description	Form	Date	Number	Filed herewith

3.3	Amended and Restated Bylaws of the Registrant	8-K	2/8/2010	3.1

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	08/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	02/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	09/06/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	09/19/1995	4.3

4.5	Preferred Stock Rights Agreement, as amended and restated as of July 27, 2001, by and between the Registrant and American Stock Transfer and Trust Company	10-Q	11/14/2001	4.3

4.6	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited	8-K	11/03/2005	2.1

4.7	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee	8-K	10/26/2005	2.1

4.8	Agreement and Plan of Merger dated April 4, 2006, between PMC-Sierra, Inc. and Passave Inc.	8-K	04/04/2006	2.1

10.1^	1991 Employee Stock Purchase Plan, as amended	10-K	03/01/2007	10.1

10.2^	1994 Incentive Stock Plan, as amended	10-K	03/01/2007	10.2

10.3^	2001 Stock Option Plan, as amended	10-K	03/01/2007	10.3

10.4^	2008 Equity Plan	S-8	08/12/08	4.2

10.5^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	03/28/03	10.4

10.6^	Form of Change of Control Agreement by and between the Registrant and the executive officers				X

10.7	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. and Pilot Pacific Developments Inc.	10-K	04/14/1997	10.20

10.8	Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	08/08/2000	10.36

10.9	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

10.10	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	04/02/2001	10.44

10.11	Building Lease Agreement between Transwestern—Robinson I, LLC and PMC-Sierra US, Inc.	10-K	04/02/2001	10.45

10.12*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.	10-K	03/20/2000	10.31

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.13	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

10.14	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc.	10-Q	11/10/2003	10.2

10.15	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C.	10-Q	11/10/2003	10.3

10.16	Director Compensation—Equity Acceleration upon Change of Control	10-Q	8/6/2009	10.1

11.1	Calculation of earnings per share (1)				X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants.				X

24.1	Power of Attorney (2)				X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed).				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed).				X

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission.

^	Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.

(1)	Refer to Note 16 of the consolidated financial statements included in Item 8 of Part II of this Annual Report.

(2)	Refer to Signature page of this Annual Report.

(c)	Financial Statement Schedules required by this item are listed on page 98 of this Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: February 24, 2010	/s/ Michael W. Zellner
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

Name	Title	Date

/s/ Gregory S. Lang Gregory S. Lang	President, Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2010

/s/ Michael W. Zellner Michael W. Zellner	Vice President, Chief Financial Officer (and Principal Accounting Officer)	February 23, 2010

/s/ Robert L. Bailey Robert L. Bailey	Chairman of the Board of Directors	February 23, 2010

/s/ Richard E. Belluzzo Richard E. Belluzzo	Director	February 23, 2010

/s/ James V. Diller James V. Diller	Director	February 23, 2010

/s/ William Kurtz William Kurtz	Director	February 23, 2010

/s/ Frank Marshall Frank Marshall	Director	February 23, 2010

/s/ Jonathan Judge Jonathan Judge	Director	February 23, 2010

/s/ Michael Farese Michael Farese	Director	February 23, 2010

SCHEDULE II—Valuation and Qualifying Accounts

	Balance at Beginning of year	Charged to expenses or other accounts	Write-offs	Balance at end of year
Allowance for doubtful accounts
December 27, 2009	$1,148	$111	$—	$1,259
December 28, 2008	$1,546	$(398)	$—	$1,148
December 30, 2007	$1,768	$(222)	$—	$1,546

Allowance for obsolete inventory and excess inventory
December 27, 2009	$9,297	$98	$(2,640)	$6,755
December 28, 2008	$9,840	$6,010	$(6,553)	$9,297
December 30, 2007	$8,409	$2,921	$(1,490)	$9,840

INDEX TO EXHIBITS

Exhibit Number	Description
10.6	Form of Change of Control Agreement by and between the Registrant and the Executive Officers

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)