Form 10-Q
period 2010-03-28
PMC SIERRA INC
filed 2010-05-05
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 28, 2010

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

Common shares outstanding at May 3, 2010 – 229,321,950

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended
	March 28, 2010	March 29, 2009
Net revenues	$152,826	$102,572
Cost of revenues	49,005	36,803

Gross profit	103,821	65,769

Other costs and expenses:
Research and development	42,067	38,628
Selling, general and administrative	22,385	21,889
Amortization of purchased intangible assets	9,836	9,836
Restructuring costs and other charges	256	335

Income (loss) from operations	29,277	(4,919)

Other (expense) income:
Gain on investment securities	130	—
Amortization of debt issue costs	(50)	(50)
Loss on subleased facilities	—	(538)
Foreign exchange (loss) gain	(989)	4,070
Interest expense, net	(121)	(811)

Income (loss) before provision for income taxes	28,247	(2,248)
Provision for income taxes	(1,260)	(1,669)

Net income (loss)	$26,987	$(3,917)

Net income (loss) per common share - basic	$0.12	$(0.02)
Net income (loss) per common share - diluted	$0.12	$(0.02)

Shares used in per share calculation - basic	229,804	223,844
Shares used in per share calculation - diluted	233,653	223,844

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 28, 2010	December 27, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$128,540	$192,841
Short-term investments	95,791	67,928
Accounts receivable, net of allowance for doubtful accounts of $1,259 (2009 - $1,259)	60,249	50,745
Inventories, net	32,863	31,531
Prepaid expenses and other current assets	14,238	14,476
Income taxes receivable	4,011	—
Deferred tax assets	8,112	3,052

Total current assets	343,804	360,573
Property and equipment, net	13,383	13,909
Investment securities	261,874	192,636
Goodwill	396,144	396,144
Intangible assets, net	99,182	110,458
Deferred tax assets	196	250
Prepaid expenses	24,915	26,187
Investments and other assets	15,428	10,175
Deposits for wafer fabrication capacity	5,145	5,145

	$1,160,071	$1,115,477

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$23,783	$22,266
Accrued liabilities	54,111	52,996
Liability for unrecognized tax benefit	33,717	31,330
Income taxes payable	—	7,261
Deferred income taxes	392	681
Accrued restructuring costs	3,608	3,994
Deferred income	14,811	12,498

Total current liabilities	130,422	131,026

2.25% senior convertible notes due October 15, 2025, net	59,144	58,356
Long-term obligations	9,824	6,211
Deferred taxes	24,164	22,695
Liability for unrecognized tax benefit	15,617	14,663

PMC special shares convertible into 1,570 (2009 -1,570) shares of common stock	2,003	2,003

Contingencies (Note 11)

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 228,960 shares issued and outstanding (2009 - 227,655)	249	247
Additional paid in capital	1,532,521	1,521,476
Accumulated other comprehensive income	1,504	1,164
Accumulated deficit	(615,377)	(642,364)

Total stockholders’ equity	918,897	880,523

	$1,160,071	$1,115,477

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 28, 2010	March 29, 2009
Cash flows from operating activities:
Net income (loss)	$26,987	$(3,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,091	14,103
Stock-based compensation	5,351	5,461
Unrealized foreign exchange loss (gain), net	838	(3,900)
Non-cash accretion of investment securities	1,364	—
Accrued interest on investment securities	(413)	—
Gain on disposal of investment securities	(130)	—
Loss on subleased facilities	—	538
Changes in operating assets and liabilities:
Accounts receivable	(9,504)	(181)
Inventories	(1,332)	3,151
Prepaid expenses and other current assets	3,064	971
Accounts payable and accrued liabilities	(737)	(5,647)
Deferred income taxes and income taxes payable	(12,744)	135
Accrued restructuring costs	(395)	(557)
Deferred income	2,313	(2,288)

Net cash provided by operating activities	28,753	7,869

Cash flows from investing activities:
Purchases of property and equipment	(1,464)	(926)
Proceeds from sale of property and equipment	13	—
Purchase of intangible assets	—	(1,270)
Redemption of short-term investments	4,314	139,143
Disposals of investment securities	27,001	—
Purchases of investment securities	(128,788)	—

Net cash (used in) provided by investing activities	(98,924)	136,947

Cash flows from financing activities:
Proceeds from issuance of common stock	5,712	4,024

Net cash provided by financing activities	5,712	4,024

Effect of exchange rate changes on cash and cash equivalents	158	756
Net (decrease) increase in cash and cash equivalents	(64,301)	149,596
Cash and cash equivalents, beginning of the period	192,841	97,839

Cash and cash equivalents, end of the period	$128,540	$247,435

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

Basis of presentation. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2010 will consist of 52 weeks and will end on Sunday, December 26, 2010. Fiscal 2009 consisted of 52 weeks and ended on Sunday, December 27, 2009. The first quarters of 2010 and 2009 consisted of 13 weeks each.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories (net of reserves of $6.5 million and $6.8 million at March 28, 2010 and December 27, 2009, respectively) were as follows:

(in thousands)	March 28, 2010	December 27, 2009
Work-in-progress	$15,663	$14,452
Finished goods	17,200	17,079

	$32,863	$31,531

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s operations and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the condensed consolidated balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in net income (loss) when the hedged item affects net income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the quarter ended March 28, 2010, all hedges were designated as cash flow hedges.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 27, 2009 to March 28, 2010, and for the same period in the prior year were as follows:

	Three Months Ended
(in thousands)	March 28, 2010	March 29, 2009
Balance, beginning of the period	$6,097	$6,031
Accrual for new warranties issued	328	308
Reduction for payments and product replacements	(120)	(267)
Adjustments related to changes in estimate of warranty accrual	(252)	(16)

Balance, end of the period	$6,053	$6,056

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

During the three months ended March 28, 2010, the Company recognized $5.4 million in stock-based compensation expense. Where a tax deduction for stock-based compensation was available to the Company, a valuation allowance for the related deferred tax assets was recorded.

The Company uses the straight-line method over the requisite service period for attributing stock-based compensation expense. See Note 4. Stock-Based Compensation for further information on stock-based compensation.

Recent Accounting Pronouncements

FASB Establishes Accounting Standards Codification

In July 2009, the Financial Accounting Standards Board (“FASB” or “Board”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.

Referencing to the Codification is as follows: ASC Topic XXX-YY-ZZ-AA, where XXX is the Topic, YY is the Subtopic, ZZ is the Section, and AA is the paragraph.

Following the Codification, the Board will only issue Accounting Standards Updates (“ASU”) that serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to and did not change the Company’s application of GAAP, but it will change the way GAAP is organized and presented. The Codification was first effective and implemented in the Company’s third fiscal quarter ended September 27, 2009 financial statements and the principal impact on the Company’s consolidated financial statements is limited to disclosures, as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Fair Value Accounting

Effective April 26, 2009, the Company adopted ASC Topic 320-10-35-33, which amends other-than-temporary impairment guidance relating to debt securities. If the fair value of a debt security is less than its amortized cost, the Company assesses whether the impairment is other than temporary. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If an impairment is considered other than temporary based on condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income.

In December 28, 2009, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires a reporting entity to disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation of fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim and annual financial reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurement, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has updated its disclosures to comply with the updated guidance including the early adoption of the requirement for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.

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

In June 2009, the FASB issued ASC Topic 810-10-65, as a part of the Consolidation Topic, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. It also requires an ongoing reassessment of whether an entity is the primary beneficiary, and it requires additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810-10-65 is effective for the Company beginning in the first quarter of fiscal 2010. There was no financial reporting impact due to this standard.

Other Accounting Changes

In May 2009, the FASB issued ASC Topic 855, the Subsequent Events Topic. This standard is intended to establish general standards of accounting for and the disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for fiscal years and interim periods ended after June 15, 2009, to be applied prospectively. In February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s financial reporting.

NOTE 2. DERIVATIVE INSTRUMENTS

PMC generates revenues in United States dollars but incurs a portion of its operating expenses in various foreign currencies, primarily Canadian dollars. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

As at March 28, 2010, the Company had 18 contracts outstanding to purchase Canadian dollars, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. As of March 28, 2010, the United States dollar notional amount of these contracts was $26.3 million and the contracts had a fair value gain of $0.8 million, which was recorded in other comprehensive income net of taxes of $0.2 million.

NOTE 3. FAIR VALUE MEASUREMENTS

ASC Topic 820, the Fair Value Measurements and Disclosures Topic, specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets are available for identical assets and liabilities. The Company’s Level 1 assets include cash equivalents, short-term investments, and long-term investments securities, which are generally acquired or sold at par value and are actively traded.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using an income approach based on the present value of the forward rate less the contract rate multiplied by the nominal amount. Level 2 observable inputs were used in estimating interest rates used to determine the fair value of the debt component the Company’s senior convertible notes (see Note 7. Long-Term Debt).

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

Financial assets and liabilities measured on a recurring basis as of March 28, 2010 are summarized below:

	Fair value, March 28, 2010
(in thousands)	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes (1)	$198,733	$—	$—
Money market funds (1)	106,180	—	18,928
US Treasury and Government Agency notes (1)	99,948	—	—
Foreign Government and Agency notes (1)	35,611	—	—
US States and Municipal securities (1)	4,445	—	—
Forward currency contracts (2)	—	775	—

Total Assets	$444,917	$775	$18,928

(1)	Included in cash and cash equivalents, short-term investments, and long-term investment securities (see Note 6. Investment Securities).

(2)	Included in Prepaid expenses and other current assets.

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3 for the first quarter of 2010:

(in thousands)	Level 3
Balance at December 27, 2009	$23,242
Partial distribution from the Reserve Funds	(4,314)

Balance at March 28, 2010	$18,928

Certain liabilities have been measured at fair value on a non-recurring basis as follows:

(in thousands)	Fair value, March 28, 2010 Level 2
Liabilities:
2.25% senior convertible notes due October 15, 2025, net	$59,144

In October 2005, the Company issued senior convertible notes with a face value of $225.0 million and bearing interest at a rate of 2.25% per annum. At the date of issuance, the Company’s borrowing rate for similar debt instruments without equity conversion features was estimated to be 8.0% per annum. This borrowing rate of 8.0% was estimated using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves, and volatilities, all of which are defined as Level 2 observable inputs. The debt, which is recorded at a discount from its face value at issuance based on this 8.0% rate, is accreted to its face value over a period of seven years, which is the earliest date at which the holders of these Notes may redeem them. See Note 7. Long-Term Debt.

The carrying value of cash, accounts receivable, and accounts payable approximate fair value because of their short maturities.

NOTE 4. STOCK-BASED COMPENSATION

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three months ended March 28, 2010 and March 29, 2009, as follows:

	Three Months Ended
(in thousands)	March 28, 2010	March 29, 2009
Cost of revenues	$218	$205
Research and development	2,164	2,331
Selling, general and administrative	2,969	2,925

Total	$5,351	$5,461

The Company received cash of $5.7 million and $4.0 million related to the issuance of stock-based awards during the three months ended March 28, 2010 and March 29, 2009, respectively.

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

Activity under the option plans during the three months ended March 28, 2010 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at March 28, 2010
Outstanding, December 27, 2009	25,346,469	$8.80
Granted	143,680	$8.56
Exercised	(301,646)	$5.51
Forfeited	(252,667)	$7.88

Outstanding, March 28, 2010	24,935,836	$8.84	6.26	$37,849,169
Vested & expected to vest, March 28, 2010	24,276,677	$8.92	6.20	$36,202,462
Exercisable, March 28, 2010	18,347,698	$9.86	5.52	$21,491,917

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at March 28, 2010. No adjustment was required with respect to fully vested options that expired during the three months ended March 28, 2010. During the three months ended March 28, 2010, adjustments of $1.8 million were recorded for pre-vesting forfeitures.

The fair value of the Company’s stock option awards granted to employees during the three months ended March 28, 2010 was estimated using a lattice-binomial valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended
	March 28, 2010	March 29, 2009
Expected life (years)	3.9	4.5
Expected volatility	55%	66%
Risk-free interest rate	1.9%	1.7%

The weighted average grant-date fair value per stock option granted during the three months ended March 28, 2010, was $3.48. The total intrinsic value of stock options exercised during the three months ended March 28, 2010 was $1.0 million.

As of March 28, 2010, there was $14.3 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.4 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the three months ended March 28, 2010 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at March 28, 2010
Unvested shares at December 27, 2009	2,407,011	—	—
Awarded	43,127	—	—
Released	(22,154)	—	—
Forfeited	(58,083)	—	—

End of Period	2,369,901	1.39	$20,096,760
Restricted Stock Units vested and expected to vest
March 28, 2010	2,017,611	1.34	$17,109,336

The intrinsic value of RSU’s vested during the three months ended March 28, 2010 was $0.2 million. As of March 28, 2010, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $9.2 million, which is expected to be recognized over the next 2.5 years.

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

During the first quarter of 2010, 983,485 shares were issued under the ESPP at a weighted average price of $4.12 per share. As of March 28, 2010, 9,484,453 shares were available for future issuance under the ESPP compared to 8,467,938 as at December 27, 2009.

The fair values of share purchases through the Company’s ESPP were calculated using the Black-Scholes option pricing model, applying an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended
	March 28, 2010	March 29, 2009
Expected life (years)	0.8	1.3
Expected volatility	43%	62%
Risk-free interest rate	0.3%	0.7%

The weighted average grant-date fair value per ESPP award granted during the three months ended March 28, 2010 was $2.49.

As of March 28, 2010, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $2.6 million, which is expected to be recognized over the next 0.7 years.

NOTE 5. RESTRUCTURING AND OTHER COSTS

The activity related to excess facility accruals under the Company’s restructuring plans during the first quarter of 2010, by year of plan, were as follows:

(in thousands)	2007	2006	2005	2001	Total
Balance at December 27, 2009	$526	$94	$2,344	$1,030	$3,994
Reversals and adjustments	(14)	(18)	(2)	8	(26)
New charges	—	—	185	105	290
Cash payments	(73)	(6)	(356)	(215)	(650)

Balance at March 28, 2010	$439	$70	$2,171	$928	$3,608

During the first three months of 2010, the Company recorded an additional $0.3 million for excess facilities as original assumptions regarding possible sublease of exited facilities were not realized. The remaining balance relates only to excess facilities for the remaining plans, namely the 2007, 2006, 2005, and 2001 plans. Payments for excess facilities under these restructuring plans may extend to October 2011. Further details regarding these restructuring plans are available in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009.

NOTE 6. INVESTMENT SECURITIES

At March 28, 2010, the Company had investments of $463.8 million (December 27, 2009—$423.6 million) comprised of money market funds, United States (“U.S.”) Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”)-insured corporate notes, United States State and Municipal securities, foreign government and agency notes, and corporate bonds and notes.

The Company’s available for sale investments, by investment type, consist of the following as at March 28, 2010 and December 27, 2009:

	March 28, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Money market funds	$106,172	$8	$—	$106,180

Short-term investments:
Corporate bonds and notes	35,604	1,856	(4)	37,456
US Treasury and Government Agency notes	27,995	681	(1)	28,675
Money market funds	18,928	—	—	18,928
Foreign Government and Agency notes	8,517	297	—	8,814
US States and Municipal securities	1,900	18	—	1,918

Total short-term investments	92,944	2,852	(5)	95,791

Long-term investment securities:
Corporate bonds and notes	160,761	710	(194)	161,277
US Treasury and Government Agency notes	70,889	424	(40)	71,273
Foreign Government and Agency notes	26,702	114	(19)	26,797
US States and Municipal securities	2,516	11	—	2,527

Total long-term investment securities	260,868	1,259	(253)	261,874

Total	$459,984	$4,119	$(258)	$463,845

*	Gross unrealized gains include accrued interest on investments of $2.5 million. The remainder of the gross unrealized gains and losses are included in the condensed consolidated balance sheet as other comprehensive income.

	December 27, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Money market funds	$163,068	$16	$—	$163,084

Short-term investments:
Corporate bonds and notes	14,760	1,426	(4)	16,182
US Treasury and Government Agency notes	20,376	804	(1)	21,179
Money market funds	23,242	—	—	23,242
US States and Municipal securities	7,300	25	—	7,325

Total short-term investments	65,678	2,255	(5)	67,928

Long-term investment securities:
Corporate bonds and notes	108,102	669	(306)	108,465
US Treasury and Government Agency notes	52,594	389	(53)	52,930
Foreign Government and Agency notes	30,179	123	(82)	30,220
US States and Municipal securities	1,019	2	—	1,021

Total long-term investment securities	191,894	1,183	(441)	192,636

Total	$420,640	$3,454	$(446)	$423,648

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses is included in the condensed consolidated balance sheet as other comprehensive income.

As of March 28, 2010 and December 27, 2009, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of March 28, 2010, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income.

$18.9 million of the investments held at March 28, 2010, currently classified as short-term investments, relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) for which the Company has outstanding redemption orders. The Reserve Funds were AAA-rated money market funds that announced redemption delays and suspended trading in September 2008 during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) that was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received a United States Security Exchange Commission order providing that the SEC will supervise the distribution of assets from the Primary Fund. The redemptions from the International Fund are subject to pending litigation that could cause further delay in any redemption of the Company’s investments.

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

In 2008, the Company reclassified its investment in shares of the Reserve Funds from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Reserve Funds and their underlying securities. Accordingly, the Company changed the valuation method from a market approach to an income approach. In addition, due to the status of the Reserve Funds, the Company reclassified a portion of these shares from cash and cash equivalents to short-term investments based on the maturity dates of the underlying securities in the Reserve Funds.

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

NOTE 7. LONG-TERM DEBT

On October 26, 2005, the Company issued $225.0 million aggregate principal amount of 2.25% senior convertible notes (the “Notes”) that are due on October 15, 2025.

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

Under ASC Topic 470, the Debt Topic for the accounting of convertible debt instruments that may be settled in cash upon conversion (including partial settlements) cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as debt, is recorded as equity. As a result, the debt component is recorded at a discount from its face value, reflecting its below market coupon interest rate. The debt is subsequently accreted to its face value over its expected term, with the accretion being reflected as additional interest expense in the condensed consolidated statement of operations.

In October 2005, the Company issued the Notes with a face value of $225.0 million and bearing interest at a rate of 2.25% per annum. At the date of issuance, the Company’s borrowing rate for similar debt instruments without any equity conversion features was estimated to be 8.0% per annum. The borrowing rate of 8.0% was estimated using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves, and volatilities; all of which are defined as Level 2 observable inputs (see Note 3. Fair Value Measurements).

As at March 28, 2010, the carrying amount of the equity component is $35.2 million (December 27, 2009 - $35.2 million) and the carrying of the debt component is $59.1 million (December 27, 2009 - $58.4 million), which is the principal amount of $68.3 million (December 27, 2009 - $68.3 million) net of the unamortized discount of $9.2 million (December 27, 2009 - $9.9 million). The balance of deferred debt issue costs as at March 28, 2010 is $0.5 million (December 27, 2009 - $0.6 million).

The principal amount of the debt reflects the partial repurchase of the Notes in 2008. In the first and fourth quarter of 2008, the Company repurchased the principal amount of these Notes of $98.0 million and $58.7 million, respectively, for a total of $94.5 million and $43.8 million, respectively. The Company recorded gains related to the debt components on the first and fourth quarter of 2008 repurchases of $4.9 million and $10.0 million, respectively, and recorded gains related to the equity components on these repurchases of $5.4 million and $10.8 million, respectively, in the condensed consolidated balance sheet as additional paid in capital. The gains are net of expensed unamortized debt issue costs and transaction costs of $1.5 million and $0.7 million for the first and fourth quarter of 2008, respectively. To measure the fair value of the converted Notes as of the settlement dates in the first and fourth quarter of 2008, the Company calculated interest rates of 10% and 15%, respectively, using Level 2 observable inputs. This rate was applied to the converted Notes and coupon interest rate using the same present value technique used in the issuance date valuation.

NOTE 8. INCOME TAXES

The Company recorded a provision for income taxes of $1.3 million and $1.7 million for the three months ended March 28, 2010 and March 29, 2009, respectively.

The condensed consolidated financial statements for the three months ended March 28, 2010 and March 29, 2009 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $24.9 million recorded as long-term prepaid expenses as at March 28, 2010 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits.

As at March 28, 2010, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $49.3 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
(in thousands)	March 29, 2010	March 29, 2009
Net income (loss)	$26,987	$(3,917)
Other comprehensive income:
Change in net unrealized gains on investments, net of tax of $377 in 2010 (2009 - $nil)	334	—
Change in fair value of derivatives, net of tax of $221 in 2010 (2009 - $529)	6	1,159

Total comprehensive income (loss)	$27,327	$(2,758)

NOTE 10. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
(in thousands, except per share amounts)	March 28, 2010	March 29, 2009
Numerator:
Net income (loss)	$26,987	$(3,917)

Denominator:
Basic weighted average common shares outstanding (1)	229,804	223,844
Dilutive effect of employee stock options and awards	3,849	—
Diluted weighted average common shares outstanding (1)	233,653	223,844

Basic net income (loss) per share	$0.12	$(0.02)
Diluted net income (loss) per share	$0.12	$(0.02)

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

PMC-Sierra had a net loss for the first quarter of 2009, so there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the first quarter of 2009, it would have included in the computed dilutive potential common shares and common stock equivalents totaling approximately 0.9 million relating to stock options, employee stock purchase plan, and restricted stock units. Common stock equivalents relating to the 2.25% senior convertible notes were excluded from the diluted net loss per share calculation because they would have been anti-dilutive.

Note 11. CONTINGENCIES

Stockholder Derivative Lawsuits

On April 29, 2010, the United States District Court for the Northern District of California issued a Final Judgment and Order of Dismissal with Prejudice which approved the settlement and dismissal of the consolidated action In re PMC-Sierra, Inc. Derivative Litigation, Master File No. C-06-05330-RS. As a result of the settlement, the Meissner v. Bailey, et al., Santa Clara Superior Court Case No. 1-06-CV-071329 will also be dismissed.

The plaintiffs in these actions had generally alleged that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders in connection with improperly dating certain employee stock option grants and that these purported breaches of fiduciary duties caused harm to the Company. Under the approved settlement, the Company expressly denies any wrong doing but, in the interest of settlement, agreed to adopt certain corporate governance reforms and to maintain these and other reforms put in place while the litigation was pending for a period of three years. The Company will pay plaintiffs’ counsel $1.6 million in attorneys’ fees, half of which will be paid by the Company and the other half by the Company’s insurance carrier. The Company accrued costs of $800,000 in the second quarter of 2009 to reflect its share of the attorneys’ fees which shall be paid to plaintiffs’ counsel by May 13, 2010.

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

OVERVIEW

Our current revenues are generated by a portfolio of more than 400 products, which we have designed and developed or acquired. Our diverse product portfolio services a number of key end markets: (i) the Enterprise Infrastructure market, which includes our products and solutions that enable the high-speed interconnection of servers, switches, and storage devices that comprise these systems thus allowing large quantities of data to be stored, managed, and moved securely; and (ii) the Communications Infrastructure market which encompasses wired, wireless, and Passive Optical Networking (“PON”) devices used in access, aggregation, and transport equipment such as optical transport platforms, edge routers, multi-service switches, and wireless base stations that gather and process signals in different protocols, and transmit them to the next destinations.

We invest a substantial amount every year in the research and development of new semiconductor devices. We determine the amount to invest in each semiconductor development based on our assessment of the future market opportunities for those components, and the estimated return on investment. To compete globally, we must invest in technologies, products, and businesses that are both growing in demand and are cost competitive in the geographic markets that we serve. Going forward, we plan to continue to focus on finding innovative solutions to our customers’ needs while maintaining our operational efficiencies.

Results of Operations

First Quarter of 2010 and 2009

Net revenues

(in millions)	First Quarter		Change
	2010	2009
Net revenues	$152.8	$102.6	49%

Net revenues for the first quarter of 2010 were $152.8 million compared to $102.6 million for the same period in 2009, an increase of $50.2 million or 49%, primarily due to volume. On a year-over-year basis, net revenues generated from the Enterprise Infrastructure market increased by 85%. The Enterprise Infrastructure market is served by our storage, and microprocessor-based SOC products. Also, on a year-over-year basis, revenues related to the Communications Infrastructure market, which is served by our wireline, wireless, and PON devices, increased by 20%. Sequentially, we continued to benefit from broad-based economic recovery with net revenues from the Enterprise Infrastructure market up slightly, and net revenues from the Communications Infrastructure market representing the majority of our sequential growth, with improvement in metro access, optical transport, and wireless infrastructure requirements.

The growth in net revenues from our Enterprise Infrastructure products was due to improvements in net revenues from both our enterprise storage products, and our microprocessor products. On a year-over-year basis, we experienced broad-based market recovery due to improved spending on enterprise information technology. In addition, net revenues for our enterprise storage products increased due to sales of our 6 Gb/SAS RAID-on-Chip, which began shipping in production volumes in the second quarter of 2009, as well as the increased demand for our SAS controller and expander products, and 4Gb and 8Gb Fibre Channel products.

The growth in net revenues from our Communications Infrastructure products was mainly due to the broad-based market recovery. We experienced net revenue increases in both our wide area network infrastructure, which include wireline and wireless products, as well as broadband access. On a year-over-year basis, net revenues from China were lower in 2010, but we experienced growth in the North American, European, and other Asia Pacific geographies.

Gross profit

(in millions)	First Quarter
	2010	2009	Change
Gross profit	$103.8	$65.8	58%
Percentage of net revenues	68%	64%

Total gross profit increased $38.0 million in the first quarter of 2010 compared to the same period in 2009 and gross profit as a percentage of net revenues increased 4% to 68% in the first quarter of 2010 as compared to the same period in 2009.

On a year-over-basis, we experienced a 5% increase in gross profit as a percentage of net revenues, which is attributable to changes in product mix, applying fixed costs over higher sales volumes, as well as cost reductions achieved in 2010 as compared to 2009. This was offset by an approximately 1% decrease mainly due to having additional costs on a customer funded application-specific integrated circuit mask set.

Sequentially, gross profit as a percentage of net revenues was consistent with the prior quarter.

Other costs and expenses

(in millions)	First Quarter
	2010	2009	Change
Research and development	$42.1	$38.6	9%
Percentage of net revenues	28%	38%

Selling, general and administrative	$22.4	$21.9	2%
Percentage of net revenues	15%	21%

Amortization of purchased intangible assets	$9.8	$9.8	—%
Restructuring costs and other charges	$0.3	$0.3	—%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses increased by $3.5 million or 9% in the first quarter of 2010 as compared to the first quarter of 2009. On a year-over-year basis, the increase relates primarily to a combination of higher tape-out related expenses, completion of planned hiring, other R&D investment, the effect of foreign exchange on our foreign operations, and other payroll related costs.

Our selling, general and administrative, or SG&A expenses increased by $0.5 million, or 2% in the first quarter of 2010 as compared to the first quarter of 2009, primarily as a result of the effect of foreign exchange on our foreign operations, and other payroll related costs.

Amortization of purchased intangible assets

In the first and second quarters of 2006, we completed the acquisitions of the Storage Semiconductor Business from Avago, and of Passave, Inc., respectively. Amortization of intangible assets acquired from the Storage Semiconductor Business and Passave in the first quarter of 2010 and 2009 was $9.8 million.

Restructuring costs and other charges

The activity related to excess facility accruals under our restructuring plans during the first quarter of 2010, by year of plan, were as follows:

(in thousands)	2007	2006	2005	2001	Total
Balance at December 27, 2009	$526	$94	$2,344	$1,030	$3,994
Reversals and adjustments	(14)	(18)	(2)	8	(26)
New charges	—	—	185	105	290
Cash payments	(73)	(6)	(356)	(215)	(650)

Balance at March 28, 2010	$439	$70	$2,171	$928	$3,608

During the first three months of 2010 and 2009, we recorded additional $0.3 million for excess facilities as original assumptions regarding possible sublease of exited facilities were not realized. The remaining balance relates only to excess facilities for the remaining plans, namely the 2007, 2006, 2005, and 2001 plans. Payments for excess facilities under these restructuring plans may extend to October 2011. Further details regarding these restructuring plans are available in our Annual Report on Form 10-K for the year ended December 27, 2009.

Other (expense) income and provision for income taxes

(in millions)	First Quarter
	2010	2009	Change
Gain on investment securities	$0.1	$—	100%

Amortization of debt issue costs	$(0.1)	$(0.1)	—%

Loss on subleased facilities	$—	$(0.5)	100%

Foreign exchange (loss) gain	$(1.0)	$4.1	(124)%

Interest expense, net	$(0.1)	$(0.8)	88%

Provision for income taxes	$(1.3)	$(1.7)	24%

Gain on investment securities

In the first quarter of 2010, we realized a gain of $0.1 million related to disposition of investment securities.

Amortization of debt issue costs

In connection with our senior convertible notes during the first quarter of 2010, we recorded amortization related to deferred debt issue costs of $0.1 million, as in the first quarter of 2009.

Loss on subleased facilities

We recorded a $0.5 million loss on subleased facilities in the first quarter of 2009. No such amounts were incurred in the first quarter of 2010.

Foreign exchange (loss) gain

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange loss was $1.0 million in the first quarter of 2010, which was primarily due to foreign exchange loss on the revaluation of our net foreign tax liability. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). The revaluation of this foreign tax liability was required because of the foreign exchange rate fluctuations of other currencies against the United States Dollar. The foreign exchange rate between the United States Dollar and the currencies of countries where we have significant tax liabilities depreciated 2% during the first quarter of 2010 compared to appreciating 2% during the first quarter of 2009.

Interest expense, net

Net interest expense decreased by $0.7 million in the first quarter of 2010 compared to the first quarter of 2009 due mainly to the higher cash balance and higher yields from investment securities.

Provision for income taxes

We recorded a provision for income taxes of $1.3 million and $1.7 million for the three months ended March 28, 2010 and March 29, 2009, respectively. The decline in provision for income taxes is due mainly to the effect of foreign exchange on our foreign tax liabilities, and some increase in foreign tax credits earned.

The condensed consolidated financial statements for the three months ended March 28, 2010 and March 29, 2009 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $24.9 million recorded as long-term prepaid expenses as at March 28, 2010 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. Our significant accounting policies are outlined in Note 1. Summary of Significant Accounting Policies to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2009, which also provides commentary on our most critical accounting estimates. The following estimates are of note:

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

There were no indications of impairment to goodwill or intangible assets during the first three months of 2010. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

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

Our operations are conducted in a number of countries with complex tax legislation and regulations pertaining to our activities. We have recorded income tax liabilities based on our estimates and interpretations of those regulations for the countries in which we operate. However, our estimates are subject to review and assessment by the tax authorities and the courts of those countries. For example, our estimated tax provision rate decreased significantly during 2008 due to one of our foreign subsidiaries settling several ongoing tax matters for tax years 2000-2006. As a result, we recognized tax benefits of $124.1 million that was previously included in the liability for unrecognized tax benefits. The timing of any such review and final assessment of our liabilities by local authorities is substantially out of our control and is dependent on the actions by those authorities in the countries in which we operate. Any re-assessment of our tax liabilities by tax authorities may result in adjustments of the income taxes we pay or refunds that are due to us.

Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities

Our cash equivalents, short-term investments and long-term investment securities are comprised of corporate bonds and notes, money market funds, United States (“U.S.”) Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”)-insured corporate notes, foreign government and agency notes, and United States State and Municipal securities with minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent. At March 28, 2010, these securities had an estimated fair value of $463.8 million.

Beginning in the first quarter of fiscal 2008, the assessment of fair value is based on the provisions of ASC Topic 820, the Fair Value Measurements and Disclosure Topic. We determined the fair value of our investment securities, which include corporate bonds and notes, money market funds, United States Treasury and Government Agency notes, FDIC-insured corporate notes, foreign government and agency notes, and United States State and Municipal Securities, using quoted prices from active markets, quoted prices for similar assets from third-party sources and by performing valuation analyses. In determining if and when a decline in market value below the carrying value of our investment securities is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition and other key measures for our investments. We assess impairment of our investment securities in accordance with GAAP.

During 2008, we assessed the fair value of certain of our investment securities by giving consideration to Level 2 and Level 3 inputs (see Note 3. Fair Value Measurements) for the shares of the Reserve International Liquidity Fund, Ltd. and the Reserve Primary Fund (the “Primary Fund”) (together the “Reserve Funds”). and their underlying securities. Based on this assessment, we recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share communicated by the Reserve Funds’ Primary Fund. We reassessed the fair value of our investments in money market funds during 2009, and the first quarter 2010, and we determined there were no further impairments.

In the second quarter of 2009, we reclassified our investment in shares of the Reserve Funds from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Reserve Funds and their underlying securities. Accordingly, we changed the valuation method from a market approach to an income approach.

In addition, due to the continuing redemption delays associated with the liquidation proceedings of the Reserve Funds, we reclassified all of these shares from cash and cash equivalents to short-term investments (see Liquidity & Capital Resources).

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

Business Outlook

We expect our revenues for the second quarter of 2010 to be approximately $155 to $160 million.

We anticipate our second quarter 2010 gross margin percentage to be 68% to 68.5% including approximately of $0.2 million stock-based compensation expense. As in past quarters this could vary depending on the volume of products sold, since many of our costs are fixed. Margins may also vary depending on the mix of products sold.

We expect our second quarter 2010 research and development, and selling, general and administrative expenses, to be approximately $65.5 million to $67.5 million, including stock-based compensation expense of approximately $4.5 million to $5.5 million.

We expect that we will continue to incur significant amortization of purchased intangible assets related to our 2006 acquisitions in the second quarter of 2010.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repurchase our senior convertible notes, and finance working capital. The combination of cash, cash equivalents, short-term investments, and long-term investment securities at March 28, 2010 and December 27, 2009 totaled $486.2 million and $453.4 million, respectively, which are composed of the following:

	March 28, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Cash	$22,360	$—	$—	$22,360
Money market funds	106,172	8	—	106,180

Total cash and cash equivalents	128,532	8	—	128,540

Short-term investments:
Corporate bonds and notes	35,604	1,856	(4)	37,456
US Treasury and Government Agency notes	27,995	681	(1)	28,675
Money market funds	18,928	—	—	18,928
Foreign Government and Agency notes	8,517	297	—	8,814
US States and Municipal securities	1,900	18	—	1,918

Total short-term investments	92,944	2,852	(5)	95,791

Long-term investment securities:
Corporate bonds and notes	160,761	710	(194)	161,277
US Treasury and Government Agency notes	70,889	424	(40)	71,273
Foreign Government and Agency notes	26,702	114	(19)	26,797
US States and Municipal securities	2,516	11	—	2,527

Total long-term investment securities	260,868	1,259	(253)	261,874

Total	$482,344	$4,119	$(258)	$486,205

*	Gross unrealized gains include accrued interest on investments of $2.5 million. The remainder of the gross unrealized gains and losses is included in the condensed consolidated balance sheet as other comprehensive income.

	December 27, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Cash	$29,757	$—	$—	29,757
Money market funds	163,068	16	—	163,084

Total cash and cash equivalents	192,825	16	—	192,841

Short-term investments:
Corporate bonds and notes	14,760	1,426	(4)	16,182
US Treasury and Government Agency notes	20,376	804	(1)	21,179
Money market funds	23,242	—	—	23,242
US States and Municipal securities	7,300	25	—	7,325

Total short-term investments	65,678	2,255	(5)	67,928

Long-term investment securities:
Corporate bonds and notes	108,102	669	(306)	108,465
US Treasury and Government Agency notes	52,594	389	(53)	52,930
Foreign Government and Agency notes	30,179	123	(82)	30,220
US States and Municipal securities	1,019	2	—	1,021

Total long-term investment securities	191,894	1,183	(441)	192,636

Total	$450,397	$3,454	$(446)	$453,405

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses is included in the condensed consolidated balance sheet as other comprehensive income.

As of March 28, 2010 and December 27, 2009, we had $59.1 million and $58.4 million of senior convertible notes outstanding, respectively, recorded on our condensed consolidated balance sheets. The face value of the senior convertible notes as at both March 28, 2010 and December 27, 2009 was $68.3 million. We continue to expect that our cash from operations, short-term investments and long-term investment securities, including distributions from the Reserve Funds, to be our primary sources of liquidity.

As of March 28, 2010 and December 27, 2009, we had $18.9 million and $23.2 million, respectively, of our short-term investments in shares of the Reserve Funds for which we have outstanding redemption orders recorded on our condensed consolidated balance sheets. The Reserve Funds were AAA-rated money market funds that announced redemption delays and suspended trading in September 2008 during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. that was downgraded and has filed for Chapter 11 bankruptcy protection.

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

See Critical Accounting Estimates – Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities for additional information.

Operating Activities

During the first three months of 2010, we generated net positive operating cash flows of $28.8 million, which was $20.9 million higher than the $7.9 million generated during the first three months of 2009. The positive cash flow from operations in both periods was primarily from net income, net of addbacks of non-cash expenses. Net revenues and net income in the first quarter of 2010 were substantially higher than the same period last year, and were the key drivers of the increase in operating cash flows year over year. Comparatively, in the first quarter of 2010, the increase in accounts receivables of $9.5 million on stronger revenue growth, and the increase in deferred income taxes and income taxes payable of $12.7 million mainly due to timing of tax installment payments were the most significant working capital changes off-setting net income to arrive at operating cash flows. The fluctuations in our working capital accounts are attributable to timing of transactions rather than particular events or trends.

Investing Activities

We used $98.9 million for investing activities in the first three months of 2010, which included $128.8 million for the purchase of investment securities, proceeds of $27.0 million from the disposal of investment securities, $4.3 million in distributions received from the Reserve Funds, and $1.5 million paid for the purchase of property and equipment.

Cash provided by investing activities was $136.9 million in the first three months of 2009, which included $139.1 million in distributions from the Reserve Funds, and $2.2 million cash used for the purchase of property and equipment and intellectual property.

Financing Activities

In the first three months of 2010, we generated $5.7 million from the issuance of common shares under our employee stock option plans. In the first three months of 2009, we generated $4.0 million from the issuance of common shares under our employee stock option plans.

As of March 28, 2010, we had cash commitments made up of the following:

(in thousands)	Total	2010	2011	2012	2013	2014	After 2014
Contractual Obligations

Operating Lease Obligations:
Minimum Rental Payments	$25,085	$7,160	$6,949	$2,943	$2,645	$2,287	$3,101
Estimated Operating Cost Payments	11,074	3,070	2,725	1,312	1,165	1,019	1,783
Long Term Debt:
Principal Repayment	68,340	—	—	—	—	—	68,340
Interest Payments	24,605	1,538	1,538	1,538	1,538	1,538	16,915
Purchase and other obligations	19,496	5,861	7,442	6,193	—	—	—

	$148,600	$17,629	$18,654	$11,986	$5,348	$4,844	$90,139

In addition to the amounts shown in the table above, we have recorded a $49.3 million liability for unrecognized tax benefits, as of March 28, 2010 and we are uncertain as to if or when such amounts may be realized.

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $20.2 million at April 23, 2010 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $15.6 million of cash in the remainder of 2010 for property and equipment and purchases of intellectual property.

Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, capital expenditure, and remaining restructuring requirements through 2010.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

Cash Equivalents, Short-Term Investments and Long-Term Investment Securities:

We regularly maintain a portfolio of short- and long-term investments comprised of various types of money market funds, United States Treasury and Government Agency notes, FDIC-insured corporate notes, United States State and Municipal securities, foreign government and agency notes, and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Our investment policy sets guidelines for diversification and maturities that intend to preserve principal, while meeting liquidity needs. Maturities of these instruments are 36 months or less. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent. We classify these securities as available-for-sale and they are carried at fair market value. Our corporate policies prevent us from holding material amounts of asset-backed commercial paper.

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

Based on a sensitivity analysis performed on the financial instruments held at March 28, 2010, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100, or 150 basis points would result in a decline, or increase, in portfolio value of approximately $2.6 million, $5.1 million, and $7.7 million, respectively.

Senior Convertible Notes:

At March 28, 2010, $68.3 million in face value of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our senior convertible notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, and changes in our credit worthiness.

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but are registered for resale under the Securities Act of 1933. The notes rank equal in right of payment with our other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. We may redeem all or a portion of the notes at par on and after October 20, 2012. We redeemed $156.7 million of the principal of these notes in 2008 at a cost of $138.3 million, including transaction fees and accrued interest. The holders may require that we repurchase the notes on October 15, 2012, 2015, and 2020, respectively.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, particularly in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts on behalf of our Canadian subsidiary. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our foreign currency forward contracts failed to complete the terms of their contracts, we would purchase Canadian dollars at the spot rate as of the date the funds were required. If the counterparties to our foreign currency forward contracts that matured in the fiscal quarter ended March 28, 2010 had not fulfilled their contractual obligations and we were required to purchase Canadian dollars at the spot rate, our operating income for the first quarter would have decreased by $0.8 million.

At March 28, 2010, we had 18 contracts outstanding to purchase Canadian dollars, all with maturities of less than 12 months that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $26.3 million and the contracts had a fair value of $0.8 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first three months of 2010, we recorded a $1.0 million foreign exchange loss on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $2.5 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first three months of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

Stockholder Derivative Lawsuits

On April 29, 2010, the United States District Court for the Northern District of California issued a Final Judgment and Order of Dismissal with Prejudice which approved the settlement and dismissal of the consolidated action In re PMC-Sierra, Inc. Derivative Litigation, Master File No. C-06-05330-RS. As a result of the settlement, the Meissner v. Bailey, et al., Santa Clara Superior Court Case No. 1-06-CV-071329 will also be dismissed.

The plaintiffs in these actions had generally alleged that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders in connection with improperly dating certain employee stock option grants and that these purported breaches of fiduciary duties caused harm to the Company. Under the approved settlement, the Company expressly denies any wrong doing but, in the interest of settlement, agreed to adopt certain corporate governance reforms and to maintain these and other reforms put in place while the litigation was pending for a period of three years. The Company will pay plaintiffs’ counsel $1.6 million in attorneys’ fees, half of which will be paid by the Company and the other half by the Company’s insurance carrier. The Company accrued costs of $800,000 in the second quarter of 2009 to reflect its share of the attorneys’ fees which shall be paid to plaintiffs’ counsel by May 13, 2010.

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

Over the past year and a half, financial markets in the United States, Europe and Asia experienced extreme disruption, including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments took unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. We have experienced delays in redemptions of our money market funds and we have recognized an $11.8 million loss on investment securities on our shares of the Reserve International Liquidity Fund, Ltd. and the Reserve Primary Fund during 2008. As of March 28, 2010, the original underlying securities held by the Reserve Funds had matured, and with the exception of Lehman Brothers’ securities, the balances were held by the Reserve Funds in the form of overnight agency notes. Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments (classified as short-term investments as at March 28, 2010), and these changes could be material.

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

We depend on a limited number of customers for large portions of our revenues. During the rolling twelve month period ended March 28, 2010, we had one end customer that accounted for more than 10% of our net revenues, namely Hewlett-Packard Company. During the rolling twelve month period ended March 29, 2009, we had no end customers that accounted for more than 10% of our net revenues. In the first three months of 2010 and the first three months of 2009, our top ten customers accounted for more than 70% of our revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Our results of operations are increasingly dependent on our sales in China, which on a bill-to basis, accounted for over 30% of our revenues in the first three months of 2010 compared to over 40% in 2009. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial negative impact on our business. While the growth of Fiber-To-The-Home technology in China has continued to be strong, a slowdown in that growth would have an adverse impact on our operating results.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $1.0 million foreign exchange loss on the revaluation of our income tax liability, net of deferred tax assets, in the first three months of 2010 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $2.5 million impact to our pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In 2010, two outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

We have $59.1 million carrying value ($68.3 million of face value) of our 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier.

Securities we issue to fund our operations could dilute your ownership.

We may decide to raise additional funds through public or private debt or equity financing. If we raise funds by issuing equity securities, the percentage ownership of current stockholders will be reduced and the new equity securities may have priority rights over your investment. We may not be able to obtain sufficient financing on terms that are favorable to you or us. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits –

• 11.1	Calculation of net income per share – included in Note 10. Net Income (Loss) Per Share of the financial statements included in Item I of Part I of this Quarterly Report.

• 31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

• 31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

• 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

• 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: May 5, 2010	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and
Principal Accounting Officer