Form 10-Q
period 2010-06-27
PMC SIERRA INC
filed 2010-08-05
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 27, 2010

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

Common shares outstanding at Aug 2, 2010 – 230,122,613

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net revenues	$160,669	$123,194	$313,495	$225,766
Cost of revenues	50,064	39,413	99,069	76,216

Gross profit	110,605	83,781	214,426	149,550

Other costs and expenses:
Research and development	43,646	36,383	85,713	75,011
Selling, general and administrative	25,196	22,222	47,581	44,111
Amortization of purchased intangible assets	6,816	9,836	16,652	19,672
Restructuring costs and other charges	—	303	256	638

Income from operations	34,947	15,037	64,224	10,118

Other (expense) income:
(Loss) gain on investment securities	(429)	—	(299)	—
Amortization of debt issue costs	(50)	(50)	(100)	(100)
Loss on subleased facilities	—	—	—	(538)
Foreign exchange gain (loss)	74	(2,867)	(915)	1,203
Interest expense, net	(25)	(841)	(146)	(1,652)

Income before provision for income taxes	34,517	11,279	62,764	9,031
Provision for income taxes	(4,411)	(3,430)	(5,671)	(5,099)

Net income	$30,106	$7,849	$57,093	$3,932

Net income per common share - basic	$0.13	$0.03	$0.25	$0.02
Net income per common share - diluted	$0.13	$0.03	$0.24	$0.02

Shares used in per share calculation - basic	230,997	224,861	230,401	224,353
Shares used in per share calculation - diluted	234,925	227,883	234,289	226,327

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 27, 2010	December 27, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$133,995	$192,841
Short-term investments	128,116	67,928
Accounts receivable, net of allowance for doubtful accounts of $1,866 (2009 - $1,259)	79,831	50,745
Inventories, net	34,872	31,531
Prepaid expenses and other current assets	15,958	14,476
Income taxes receivable	6,941	—
Deferred tax assets	6,834	3,052

Total current assets	406,547	360,573
Property and equipment, net	14,386	13,909
Investment securities	239,352	192,636
Goodwill	398,798	396,144
Intangible assets, net	116,346	110,458
Deferred tax assets	78	250
Prepaid expenses	23,594	26,187
Investments and other assets	13,939	10,175
Deposits for wafer fabrication capacity	5,145	5,145

	$1,218,185	$1,115,477

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$31,914	$22,266
Accrued liabilities	64,771	52,996
Liability for unrecognized tax benefit	35,463	31,330
Income taxes payable	—	7,261
Deferred income taxes	75	681
Accrued restructuring costs	2,864	3,994
Deferred income	15,336	12,498

Total current liabilities	150,423	131,026

2.25% senior convertible notes due October 15, 2025, net	59,948	58,356
Long-term obligations	8,599	6,211
Deferred income taxes	25,633	22,695
Liability for unrecognized tax benefit	15,565	14,663

PMC special shares convertible into 1,520 (2009 - 1,570) shares of common stock	1,931	2,003

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 229,936 shares issued and outstanding (2009 - 227,655)	250	247
Additional paid in capital	1,539,714	1,521,476
Accumulated other comprehensive income	1,393	1,164
Accumulated deficit	(585,271)	(642,364)

Total stockholders’ equity	956,086	880,523

	$1,218,185	$1,115,477

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income	$57,093	$3,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,194	28,289
Stock-based compensation	11,014	11,092
Unrealized foreign exchange loss (gain), net	766	(1,087)
Net amortization (accretion) of investment premiums/discounts	2,938	(1,054)
Accrued interest on investment securities	(855)	—
Loss on disposal of investment securities	298	—
Loss on subleased facilities	—	538
Changes in operating assets and liabilities:
Accounts receivable	(20,805)	(5,250)
Inventories	2,162	8,732
Prepaid expenses and other current assets	2,580	(851)
Accounts payable and accrued liabilities	9,679	(3,790)
Deferred income taxes and income taxes payable	(11,157)	3,329
Accrued restructuring costs	(1,139)	(958)
Deferred income	2,838	(615)

Net cash provided by operating activities	80,606	42,307

Cash flows from investing activities:
Acquisition of business	(34,250)	—
Purchases of property and equipment	(3,566)	(2,983)
Purchase of intangible assets	(1,178)	(1,384)
Redemption of short-term investments	4,314	170,802
Disposals of investment securities	59,098	1,000
Purchases of investment securities	(171,894)	(145,797)

Net cash (used in) provided by investing activities	(147,476)	21,638

Cash flows from financing activities:
Proceeds from issuance of common stock	7,921	7,018

Net cash provided by financing activities	7,921	7,018

Effect of exchange rate changes on cash and cash equivalents	103	1,078
Net (decrease) increase in cash and cash equivalents	(58,846)	72,041
Cash and cash equivalents, beginning of period	192,841	97,839

Cash and cash equivalents, end of period	$133,995	$169,880

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc. (the “Company” or “PMC”) designs, develops, markets and supports semiconductor solutions for the Enterprise Infrastructure and Communications Infrastructure end market segments. The Company offers worldwide technical and sales support through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2010 will consist of 52 weeks and will end on Sunday, December 26, 2010. Fiscal 2009 consisted of 52 weeks and ended on Sunday, December 27, 2009. The first two quarters of 2010 and 2009 consisted of 26 weeks each.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories (net of reserves of $8.9 million and $6.8 million at June 27, 2010 and December 27, 2009, respectively) were as follows:

(in thousands)	June 27, 2010	December 27, 2009
Work-in-progress	$13,472	$14,452
Finished goods	21,400	17,079

	$34,872	$31,531

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s operations and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the condensed consolidated balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in net income (loss) when the hedged item affects net income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the quarter ended June 27, 2010, all hedges were designated as cash flow hedges.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 27, 2009 to June 27, 2010, and for the same period in the prior year were as follows:

	Six Months Ended
(in thousands)	June 27, 2010	June 28, 2009
Balance, beginning of the period	$6,097	$6,031
Accrual for new warranties issued	1,066	678
Reduction for payments and product replacements	(165)	(466)
Adjustments related to changes in estimate of warranty accrual	(580)	(155)

Balance, end of the period	$6,418	$6,088

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

During the three and six months ended June 27, 2010, the Company recognized $5.7 million and $11.0 million in stock-based compensation expense, respectively. Where a tax deduction for stock-based compensation was available to the Company, a valuation allowance for the related deferred tax assets was recorded.

The Company uses the straight-line method over the requisite service period for attributing stock-based compensation expense. See Note 5. Stock-Based Compensation for further information on stock-based compensation.

Recent Accounting Pronouncements

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

On December 28, 2009, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires a reporting entity to disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation of fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim and annual financial reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurement, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has updated its disclosures to comply with the updated guidance including the early adoption of the requirement for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.

Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued ASC Topic 805, the Business Combinations Topic. ASC Topic 805 changes the accounting for acquisitions that close beginning in 2009. More transactions and events qualify as business combinations and are accounted for at fair value under the new standard. ASC Topic 805 promotes greater use of fair values in financial reporting. Some of the changes introduce more volatility into earnings. ASC Topic 805 is effective for fiscal years beginning on or after December 15, 2008. There was no financial reporting impact due to this new standard. The Company applied this standard for business combinations that occurred after January 1, 2009.

In April 2009, the FASB issued ASC Topic 805-20, the Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies Topic. This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably estimated. If fair value cannot be readily determined, measurement should be based on best estimates in accordance with ASC Topic 405, the Accounting for Contingencies Topic. This guidance was effective January 1, 2009. There was no financial reporting impact due to this new standard. The Company applied this standard for business combinations that occurred after January 1, 2009. This did not affect the acquisition of the Channel Storage business from Adaptec, Inc.

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

In June 2009, the FASB issued ASC Topic 810-10-65, as a part of the Consolidation Topic, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. It also requires an ongoing reassessment of whether an entity is the primary beneficiary, and it requires additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810-10-65 was effective for the Company beginning in the first quarter of fiscal 2010. There was no financial reporting impact due to this standard.

Other Accounting Changes

In May 2009, the FASB issued ASC Topic 855, the Subsequent Events Topic. This standard is intended to establish general standards of accounting for and the disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for fiscal years and interim periods ended after June 15, 2009, to be applied prospectively. In February 2010, the FASB amended the guidance to remove the requirement for public companies to disclose the date through which subsequent events were evaluated. The requirement still remains for private companies. Adoption of the updated guidance did not have a material impact on the Company’s financial reporting.

NOTE 2. Business Combinations

On June 8, 2010, the Company completed the acquisition of the Channel Storage business from Adaptec, Inc. (“Adaptec”) pursuant to the terms of the Asset Purchase Agreement dated May 8, 2010 and Amendment to Asset Purchase Agreement dated June 8, 2010 between PMC and Adaptec (together the “Purchase Agreement”). Under the terms of the Purchase Agreement, PMC purchased the Channel Storage business for $34.3 million in cash. The Channel Storage business includes Adaptec’s redundant array of independent disks (“RAID”) storage product line, a well-established global value added reseller customer base, board logistics capabilities, and leading solid-state drive (“SSD”) cache performance solutions.

The total purchase price has been allocated on a preliminary basis to the fair values of assets acquired and liabilities assumed. The preliminary purchase price is as follows:

(in thousands)
Financial assets	$8,281
Inventory and other	5,934
Property and equipment	894
Intangible assets (see below)	21,300
Goodwill	2,654
Financial liabilities	(4,813)

Net assets acquired	$34,250

Intangible assets acquired, and their respective estimated remaining useful lives, over which each asset will be amortized on a straight-line basis, are:

(in thousands)	Estimated fair value	Estimated average remaining useful life
Technology and patents	$10,100	3 to 9 years
Customer/ Distributor relationships	7,500	2 to 6 years
Trademarks and other	3,700	6 years

Total intangible assets acquired	$21,300

The Company recognized $1.5 million in acquisition-related costs, which were expensed and recognized during the second quarter of 2010 as selling, general and administrative expense.

NOTE 3. Derivative Instruments

PMC generates revenues in United States dollars but incurs a portion of its operating expenses in various foreign currencies, primarily of which is the Canadian dollars. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

As at June 27, 2010, the Company had 17 contracts outstanding to purchase Canadian dollars, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. As of June 27, 2010, the United States dollar notional amount of these contracts was $21.2 million and the contracts had a fair value gain of $0.3 million, which was recorded in other comprehensive income net of taxes of $0.1 million.

NOTE 4. Fair Value Measurements

ASC Topic 820, the Fair Value Measurements and Disclosures specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets are available for identical assets and liabilities. The Company’s Level 1 assets include cash equivalents, short-term investments, and long-term investments securities, which are generally acquired or sold at par value and are actively traded.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using an income approach based on the present value of the forward rate less the contract rate multiplied by the nominal amount. Level 2 observable inputs were used in estimating interest rates used to determine the fair value of the debt component of the Company’s senior convertible notes (see Note 8. Long-Term Debt).

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

Financial assets and liabilities measured on a recurring basis as of June 27, 2010 are summarized below:

	Fair value, June 27, 2010
(in thousands)	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes (1)	$187,969	$—	$—
Money market funds (1)	106,636	—	18,928
United States (“US”) treasury and government agency notes (1)	110,446	—	—
Foreign government and agency notes (1)	39,568	—	—
US state and municipal securities (1)	10,557	—	—
Forward currency contracts (2)	—	265	—

Total assets	$455,176	$265	$18,928

(1)	Included in cash and cash equivalents, short-term investments, and long-term investment securities (see Note 7. Investment Securities).

(2)	Included in prepaid expenses and other current assets.

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis classified as Level 3 for the second quarter of 2010:

(in thousands)	Level 3
Balance at December 27, 2009	$23,242
Partial distribution from the Reserve Funds	(4,314)

Balance at June 27, 2010	$18,928

Subsequent to June 27, 2010, the Company received further partial distribution of $0.3 million from the Primary Fund.

Certain liabilities have been measured at fair value on a non-recurring basis as follows:

(in thousands)	Fair value, June 27, 2010 Level 2
Liabilities:
2.25% senior convertible notes due October 15, 2025, net	$59,948

In October 2005, the Company issued senior convertible notes with a face value of $225.0 million and bearing interest at a rate of 2.25% per annum. At the date of issuance, the Company’s borrowing rate for similar debt instruments without equity conversion features was estimated to be 8.0% per annum. This borrowing rate of 8.0% was estimated using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves, and volatilities, all of which are defined as Level 2 observable inputs. The debt, which is recorded at a discount from its face value at issuance based on this 8.0% rate, is accreted to its face value over a period of seven years, which is the earliest date at which the holders of these Notes may redeem them. See Note 8. Long-Term Debt.

The carrying value of cash, accounts receivable, and accounts payable approximate fair value because of their short maturities.

NOTE 5. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three and six months ended June 27, 2010 and June 28, 2009, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Cost of revenues	$229	$226	$447	$431
Research and development	2,181	2,062	4,345	4,393
Selling, general and administrative	3,253	3,343	6,222	6,268

Total	$5,663	$5,631	$11,014	$11,092

The Company received cash of $2.2 million and $7.9 million related to the issuance of stock-based awards during the three and six months ended June 27, 2010, respectively. The Company received cash of $3.0 million and $7.0 million related to the issuance of stock-based awards during the three and six months ended June 28, 2009, respectively.

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

Activity under the option plans during the six months ended June 27, 2010 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at June 27, 2010
Outstanding, December 27, 2009	25,346,469	$8.80
Granted	4,080,888	$8.95
Exercised	(702,987)	$5.50
Forfeited	(595,610)	$23.19

Outstanding, June 27, 2010	28,128,760	$8.60	6.53	$25,010,240
Vested & expected to vest, June 27, 2010	26,814,514	$8.63	6.39	$24,104,322
Exercisable, June 27, 2010	18,685,151	$9.30	5.37	$14,533,369

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at June 27, 2010. No adjustment was required with respect to fully vested options that expired during the six months ended June 27, 2010. During the three and six months ended June 27, 2010, adjustments of $0.7 million and $2.5 million were recorded for pre-vesting forfeitures.

The fair value of the Company’s stock option awards granted to employees during the six months ended June 27, 2010 was estimated using a lattice-binomial valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Expected life (years)	4.5	4.4	4.5	4.5
Expected volatility	54%	66%	54%	66%
Risk-free interest rate	2.5%	1.7%	2.4%	1.7%

The weighted average grant-date fair value per stock option granted during the three and six months ended June 27, 2010, was $3.91 and $3.89 respectively. The total intrinsic value of stock options exercised during the three and six months ended June 27, 2010 was $1.4 million and $2.4 million, respectively.

As of June 27, 2010, there was $23.0 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.8 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the six months ended June 27, 2010 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at June 27, 2010
Unvested shares at December 27, 2009	2,407,011	—	—
Awarded	1,086,437	—	—
Released	(643,796)	—	—
Forfeited	(116,307)	—	—

End of Period	2,733,345	1.93	$21,183,424
Restricted Stock Units vested and expected to vest
June 27, 2010	2,207,195	1.86	$17,105,761

The intrinsic value of RSUs vested during the three months and six months ended June 27, 2010 was $5.1 million and $5.3 million, respectively. As of June 27, 2010, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $13.9 million, which is expected to be recognized over the next 3.0 years.

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

During the first half of 2010, 983,485 shares were issued under the ESPP at a weighted average price of $4.12 per share. As of June 27, 2010, 9,484,453 shares were available for future issuance under the ESPP compared to 8,467,938 as at December 27, 2009.

The weighted average grant-date fair value per ESPP award granted during the first half of 2010 was $2.49.

As of June 27, 2010, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.9 million, which is expected to be recognized over the next 0.5 years.

NOTE 6. Restructuring and Other Costs

The activity related to excess facility accruals under the Company’s restructuring plans during the first half of 2010, by year of plan, were as follows:

(in thousands)	2007	2006	2005	2001	Total
Balance at December 27, 2009	$526	$94	$2,344	$1,030	$3,994
Reversals and adjustments	(14)	(19)	(2)	8	(27)
New charges	—	—	185	100	285
Cash payments	(157)	(24)	(735)	(472)	(1,388)

Balance at June 27, 2010	$355	$51	$1,792	$666	$2,864

During the first six months of 2010, the Company recorded an additional $0.3 million for excess facilities as original assumptions regarding possible sublease of exited facilities were not realized. The remaining balance relates only to excess facilities for the remaining plans, namely the 2007, 2006, 2005, and 2001 plans. Payments for excess facilities under these restructuring plans may extend to October 2011. Further details regarding these restructuring plans are available in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009.

NOTE 7. Investment Securities

At June 27, 2010, the Company had investments of $474.1 million (December 27, 2009 - $423.6 million) comprised of money market funds, US treasury and government agency notes including Federal Deposit Insurance Corporation (“FDIC”)-insured corporate notes, US state and municipal securities, foreign government and agency notes, and corporate bonds and notes.

The Company’s available for sale investments, by investment type, consists of the following as at June 27, 2010 and December 27, 2009:

	June 27, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Money market funds	$106,624	$12	$—	$106,636

Short-term investments:
Corporate bonds and notes	46,942	1,952	(19)	48,875
US treasury and government agency notes	42,570	878	—	43,448
Money market funds	18,928	—	—	18,928
Foreign government and agency notes	8,444	386	(14)	8,816
US states and municipal securities	7,985	65	(1)	8,049

Total short-term investments	124,869	3,281	(34)	128,116

Long-term investment securities:
Corporate bonds and notes	138,313	992	(211)	139,094
US treasury and government agency notes	66,555	504	(61)	66,998
Foreign government and agency notes	30,566	190	(4)	30,752
US states and municipal securities	2,513	7	(12)	2,508

Total long-term investment securities	237,947	1,693	(288)	239,352

Total	$469,440	$4,986	$(322)	$474,104

*	Gross unrealized gains include accrued interest on investments of $3.0 million. The remainder of the gross unrealized gains and losses are included in the condensed consolidated balance sheet as other comprehensive income.

	December 27, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Money market funds	$163,068	$16	$—	$163,084

Short-term investments:
Corporate bonds and notes	14,760	1,426	(4)	16,182
US treasury and government agency notes	20,376	804	(1)	21,179
Money market funds	23,242	—	—	23,242
US state and municipal securities	7,300	25	—	7,325

Total short-term investments	65,678	2,255	(5)	67,928

Long-term investment securities:
Corporate bonds and notes	108,102	669	(306)	108,465
US treasury and government agency notes	52,594	389	(53)	52,930
Foreign government and agency notes	30,179	123	(82)	30,220
US state and municipal securities	1,019	2	—	1,021

Total long-term investment securities	191,894	1,183	(441)	192,636

Total	$420,640	$3,454	$(446)	$423,648

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses is included in the condensed consolidated balance sheet as other comprehensive income.

As of June 27, 2010 and December 27, 2009, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of June 27, 2010, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income.

$18.9 million of the investments held at June 27, 2010, currently classified as short-term investments, relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) for which the Company has outstanding redemption orders. The Reserve Funds were AAA-rated money market funds that announced redemption delays and suspended trading in September 2008 during the severe disruption in financial markets. During the second quarter of 2010, the Reserve Funds completed the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) that was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received a United States Security Exchange Commission order providing that the SEC will supervise the distribution of assets from the Primary Fund. The redemptions from the International Fund are subject to pending litigation that could cause further delay in any redemption of the Company’s investments.

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

NOTE 8. Long-Term Debt

On October 26, 2005, the Company issued $225.0 million aggregate principal amount of 2.25% senior convertible notes (the “Notes”) that are due on October 15, 2025.

The Notes rank equal in right of payment with the Company’s other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. The Company may redeem all or a portion of the Notes at par on or after October 20, 2012. The holders may require that the Company repurchase the Notes on October 15 of each of 2012, 2015 and 2020.

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

In October 2005, the Company issued the Notes with a face value of $225.0 million and bearing interest at a rate of 2.25% per annum. At the date of issuance, the Company’s borrowing rate for similar debt instruments without any equity conversion features was estimated to be 8.0% per annum. The borrowing rate of 8.0% was estimated using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves, and volatilities; all of which are defined as Level 2 observable inputs (see Note 4. Fair Value Measurements).

As at June 27, 2010, the carrying amount of the equity component is $35.2 million (December 27, 2009 - $35.2 million) and the carrying of the debt component is $59.9 million (December 27, 2009 - $58.4 million), which is the principal amount of $68.3 million (December 27, 2009 - $68.3 million) net of the unamortized discount of $8.4 million (December 27, 2009 - $9.9 million). The balance of deferred debt issue costs as at June 27, 2010 is $0.5 million (December 27, 2009 - $0.6 million).

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

NOTE 9. Income Taxes

The Company recorded a provision for income taxes of $4.4 million and $5.7 million for the three and six months ended June 27, 2010 respectively, and a provision for income taxes of $3.4 million and $5.1 million for the three and six months ended June 28, 2009, respectively.

The Company’s effective tax rate was 13% and 9% for the three and six months ended June 27, 2010, and 30% and 56%, for the three and six months ended June 28, 2009, respectively. The Company’s effective tax rate decreased primarily due to income before provision for income taxes increasing over three times and seven times compared to the three and six months ended June 28, 2009, respectively. These increases were driven primarily by higher revenues across all jurisdictions. In addition to a portion of the income being generated in lower-tax jurisdictions, the Company continues to benefit from available loss carryforwards and investment tax credits earned, resulting in a significantly lower effective tax rate for the three and six months ended June 27, 2010, partially offset by the effect of foreign currency translation of a foreign subsidiary.

The condensed consolidated financial statements for the six months ended June 27, 2010 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $23.6 million recorded as long-term prepaid expenses as at June 27, 2010 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits.

As at June 27, 2010, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $51.0 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 10. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net income	$30,106	$7,849	$57,093	$3,932
Other comprehensive (loss) income:
Change in fair value of derivatives	(365)	3,001	(359)	4,160
Change in fair value of investment securities	254	(40)	588	(40)

Total	$29,995	$10,810	$57,322	$8,052

NOTE 11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Numerator:
Net income	$30,106	$7,849	$57,093	$3,932
Denominator:
Basic weighted average common shares outstanding (1)	230,997	224,861	230,401	224,353
Dilutive effect of employee stock options and awards	3,928	3,022	3,889	1,975
Diluted weighted average common shares outstanding (1)	234,925	227,883	234,289	226,327

Basic net income per share	$0.13	$0.03	$0.25	$0.02
Diluted net income per share	$0.13	$0.03	$0.24	$0.02

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

NOTE 12. Contingencies

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

The plaintiffs in these actions had generally alleged that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders in connection with improperly dating certain employee stock option grants and that these purported breaches of fiduciary duties caused harm to the Company. Under the approved settlement, the Company expressly denied any wrong doing but, in the interest of settlement, agreed to adopt certain corporate governance reforms and to maintain, for a period of three years, these and other reforms put in place while the litigation was pending. Under the approved settlement, plaintiffs’ counsel received $1.6 million in attorneys’ fees, half paid by the Company and the other half paid by the Company’s insurance carrier. The Company accrued costs of $800,000 in the second quarter of 2009 to reflect its share of the attorneys’ fees which were paid during the second quarter of 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources and liquidity sufficiency, sources of liquidity, capital expenditures, interest income and expenses, restructuring activities, cash commitments, purchase commitments, use of cash, our expectation regarding our amortization of purchased intangible assets, our expectations regarding our acquisition of the Channel Storage business from Adaptec, Inc. (“Adaptec”) and as to our expectation regarding distribution from certain investments. Such statements, particularly in the “Business Outlook” section, are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. (See also “Risk Factors” Part II, Item 1A. and our other filings with the Security Exchange Commission (“SEC”)). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the filing date of this Quarterly Report.

Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Our current revenues are generated by a portfolio of more than 450 products, which we have designed and developed or acquired. Our diverse product portfolio services a number of key end market segments: (i) the Enterprise Infrastructure products which include our products and solutions that enable the high-speed interconnection of servers, switches, and storage devices that comprise these systems thus allowing large quantities of data to be stored, managed, and moved securely; as well as microprocessors for laser printers and enterprise equipment and (ii) the Communications Infrastructure products which include wired, wireless, and Passive Optical Networking (“PON”) devices used in access, aggregation, and transport equipment such as optical transport platforms, edge routers, multi-service switches, and wireless base stations and backhaul equipment that gather and process signals in different protocols, and transmit them to the next destinations.

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

On June 8, 2010, we completed the acquisition of the Channel Storage business from Adaptec pursuant to the terms of the Asset Purchase Agreement dated May 8, 2010 and Amendment to Asset Purchase Agreement dated June 8, 2010 between us and Adaptec. (together the “Purchase Agreement”) for $34.3 million in cash. The Channel Storage business includes Adaptec’s redundant array of independent disks (“RAID”) storage product line, a well-established global value added reseller customer base, board logistics capabilities, and leading solid-state drive (“SSD”) cache performance solutions, and the Adaptec brand. We purchased the Channel Storage business from Adaptec because of its strategic and product fit with our existing enterprise storage products, and we expect the acquisition will accelerate our access to storage channel customers worldwide.

Results of Operations

Second Quarter of 2010 and 2009

Net revenues

($ millions)	Second Quarter		Change
	2010	2009
Net revenues	$160.7	$123.2	30%

Net revenues for the second quarter of 2010 were $160.7 million compared to $123.2 million for the same period in 2009, an increase of $37.5 million or 30%, primarily due to volume. On a year-over-year basis, net revenues generated from our Enterprise Infrastructure products increased by 87%. The Enterprise Infrastructure products include our storage and microprocessor-based system-on-chip (“SOC”) products. On a year-over-year basis, revenues related to the Communications Infrastructure products, which include our wireline, wireless, and PON devices, decreased by 4%.

The growth in net revenues from our Enterprise Infrastructure products was primarily due to improvements in net revenues from our enterprise storage products and our microprocessor products. On a year-over-year basis, we experienced broad-based market recovery and corresponding positive enterprise and corporate information technology spending environment. In addition, net revenues from our enterprise storage products increased due to sales of our 6 Gb Serial Attached SCS (“SAS”) RAID-on-Chip, which began shipping in production volumes in the second quarter of 2009, as well as increased demand for our 4Gb and 8Gb Fibre Channel products and our 3Gb and 6Gb SAS devices. Our net revenues generated from our 6Gb RAID-on-Chip products increased due to the performance and success of one of our customers, namely Hewlett-Packard. We experienced the increase in our 6Gb SAS devices due to top tier customers ramping up their new 6Gb SAS platforms. We also had additional net revenues from Adaptec, Inc.’s Channel Storage business which we acquired during the second quarter of 2010.

The net revenues from our Communications Infrastructure products decreased by 4%. We experienced a decline in net revenues year-over-year primarily from China, partially offset by growth in the North American and European geographies.

Sequentially, we experienced an increase in net revenues from our Enterprise Infrastructure products representing the majority of our sequential growth, due to continued broad-based economic recovery and growth in information technology spending on storage systems and servers, as well as a small amount of net revenues from the Adaptec Channel Storage business acquired during the second quarter of 2010. We also experienced a sequential increase in net revenues from the Communications Infrastructure products with improvement in PON/ FTTX deployments as well as wireless infrastructure requirements.

Gross profit

($ millions)	Second Quarter		Change
	2010	2009
Gross profit	$110.6	$83.8	32%
Percentage of net revenues	69%	68%

Total gross profit increased $26.8 million in the second quarter of 2010 compared to the same period in 2009 and gross profit as a percentage of net revenues increased 1% to 69% in the second quarter of 2010 as compared to the same period in 2009.

On a year-over-year basis, we experienced a 1% increase in gross profit as a percentage of net revenues, which is primarily attributable to changes in product mix, applying fixed costs over higher sales volumes, partially offset by acquisition related costs.

Sequentially, gross profit as a percentage of net revenues was 1% higher as compared to the prior quarter due to changes in product mix and applying fixed costs over higher sales volume, partially offset by the addition of integration costs related to acquisition activity.

Other costs and expenses

($ millions)	Second Quarter		Change
	2010	2009
Research and development	$43.6	$36.4	20%
Percentage of net revenues	27%	30%

Selling, general and administrative	$25.2	$22.2	14%
Percentage of net revenues	16%	18%

Amortization of purchased intangible assets	$6.8	$9.8	(31)%
Restructuring costs and other charges	$—	$0.3	(100)%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses increased by $7.2 million or 20% in the second quarter of 2010 as compared to the second quarter of 2009. On a year-over-year basis, the increase relates primarily to a combination of completion of planned hiring and other payroll related costs, higher tape-out related expenses, and the effect of foreign exchange on our foreign operations. Costs also increased due to the additional headcount from the acquisition of Adaptec’s Channel Storage business.

Our selling, general and administrative, or SG&A expenses increased by $3.0 million, or 14% in the second quarter of 2010 as compared to the second quarter of 2009, primarily as a result of $1.5 million in costs for the acquisition of the Channel Storage business from Adaptec in the second quarter of 2010, the effect of foreign exchange on our foreign operations, and other payroll related costs. In addition, operating costs also increased due to the additional headcount from the acquisition of Adaptec’s Channel Storage business.

Amortization of purchased intangible assets

Amortization expense for acquired intangible assets related to developed technology, customer relationships, trademarks and backlog decreased by $3.0 million in the second quarter of 2010 compared to the same period in 2009. The decrease was the result of intangibles related to the acquisition of Passave, Inc. becoming fully amortized early in the second quarter of 2010.

Amortization expense for the second quarter does include $0.3 million amortization related to the intangible assets identified in the preliminary purchase price allocation for our acquisition of the Channel Storage business from Adaptec.

Restructuring costs and other charges

The activity related to excess facility accruals under our restructuring plans during the second quarter of 2010, by year of plan, were as follows:

(in thousands)	2007	2006	2005	2001	Total
Balance at March 28, 2010	$439	$70	$2,171	$928	$3,608
Reversals and adjustments	—	(1)	—	(5)	(6)
Cash payments	(84)	(18)	(379)	(257)	(738)

Balance at June 27, 2010	$355	$51	$1,792	$666	$2,864

The remaining balance relates only to excess facilities for the remaining plans, namely the 2007, 2006, 2005, and 2001 plans. Payments for excess facilities under these restructuring plans may extend to October 2011. Further details regarding these restructuring plans are available in our Annual Report on Form 10-K for the year ended December 27, 2009.

Other expense and Provision for income taxes

($ in millions)	Second Quarter
	2010	2009	Change
Loss on sale of investment securities	$(0.4)	$—	(100)%

Amortization of debt issue costs	$(0.1)	$(0.1)	—%

Foreign exchange gain (loss)	$0.1	$(2.9)	103%

Interest expense, net	$—	$(0.8)	100%

Provision for income taxes	$(4.4)	$(3.4)	(29)%

Loss on sale of investment securities

In the second quarter of 2010, we realized a loss of $0.4 million related to disposition of investment securities.

Amortization of debt issue costs

In connection with our senior convertible notes during the second quarter of 2010, we recorded amortization related to deferred debt issue costs of $0.1 million, as in the second quarter of 2009.

Foreign exchange gain (loss)

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange gain was $0.1 million in the second quarter of 2010, which was primarily due to foreign exchange gain on the revaluation of our foreign denominated assets and liabilities. The foreign exchange rate between the United States Dollar and the currencies of countries where we have significant tax liabilities appreciated 1% during the second quarter of 2010 compared to depreciating 6% during the second quarter of 2009.

Interest expense, net

Net interest expense decreased by $0.8 million in the second quarter of 2010 compared to the second quarter of 2009 due mainly to an increase in both cash balances and investment yields.

Provision for income taxes

We recorded a provision for income taxes of $4.4 million and $3.4 million for the three months ended June 27, 2010 and June 28, 2009, respectively. Our effective tax rate was 13% and 30% the three months ended June 27, 2010 and June 28, 2009, respectively. Our effective tax rate decreased primarily due to income before provision for income taxes increasing over three times compared to the three months ended June 28, 2009. This increase was driven primarily by higher revenues across all jurisdictions. In addition to a portion of the income being generated in lower-tax jurisdictions, we continue to benefit from available loss carryforwards and investment tax credits earned, resulting in a significantly lower effective tax rate for the three months ended June 27, 2010, partially offset by the effect of foreign currency translation of a foreign subsidiary.

The condensed consolidated financial statements for the three months ended June 27, 2010 and June 28, 2009 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $23.6 million recorded as long-term prepaid expenses as at June 27, 2010 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits.

First Six Months of 2010 and 2009

Net revenues

($ millions)	First Six Months		Change
	2010	2009
Net revenues	$313.5	$225.8	39%

Net revenues for the first six months of 2010 were $313.5 million compared to $225.8 million for the same period in 2009, an increase of $87.7 million or 39%. Net revenues generated from the Enterprise Infrastructure products, which include our storage solutions and microprocessor-based SOC products increased by 92%. Net revenues generated from the Communications Infrastructure products, which include our wireline and wireless infrastructure products increased by 5%.

The growth in net revenues from our Enterprise Infrastructure products was due to improvements in net revenues from both our enterprise storage products and our microprocessor products. We experienced broad-based market recovery and corresponding positive enterprise and corporate information technology spending environment. In addition, net revenues for our enterprise storage products increased due to sales of our 6 Gb/SAS RAID-on-Chip, which began shipping in production volumes in the second quarter of 2009, as well as increased demand for our 4Gb and 8Gb Fibre Channel products, and our 3Gb and 6Gb SAS devices. Our net revenues generated from our 6Gb RAID-on-Chip products increased due to the performance and success of one of our customers, namely Hewlett Packard. We experienced the increase in our 6Gb SAS devices due to top tier customers ramping up their new 6Gb SAS platforms. We also had additional net revenues from Adaptec’s Channel Storage business which we acquired during the second quarter of 2010.

We experienced growth in net revenues from our Communications Infrastructure products, which include wireline and wireless products, as well as PON/FTTX products. On a year-over-year basis, net revenues from China were lower in the second quarter of 2010, partially offset by growth in the North American and European geographies.

Gross profit

($ millions)	First Six Months
	2010	2009	Change
Gross profit	$214.4	$149.6	43%
Percentage of net revenues	68%	66%

Total gross profit increased by $64.8 million in the first six months of 2010 compared to the same period in 2009 while gross profit as a percentage of net revenues increased by 2% to 68% from 66% in the first half of 2010 as compared to the first half of 2009. We experienced an increase in gross profit as a percentage primarily due to product mix and applying fixed costs over higher sales volumes.

Other costs and expenses:

($ millions)	First Six Months
	2010	2009	Change
Research and development	$85.7	$75.0	14%
Percentage of net revenues	27%	33%

Selling, general and administrative	$47.6	$44.1	8%
Percentage of net revenues	15%	20%

Amortization of purchased intangible assets	$16.7	$19.7	(15)%
Restructuring costs and other charges	$—	$0.6	(100)%

Research and development and selling, general and administrative expenses

Our research and development, or R&D expenses increased $10.7 million or 14% in the first six months of 2010 compared to the first six months of 2009. The increase relates primarily to a combination of completion of planned hiring and other payroll related costs, higher tapeout related expenses, and the effect of foreign exchange on our foreign operations. Costs also increased due to additional headcount from the acquisition of Adaptec’s Channel Storage business.

Our selling, general and administrative, or SG&A expenses increased by $3.5 million, or 8% in the first six months of 2010 as compared to the first six months of 2009, primarily as a result of $1.5 million in costs related to the acquisition of the Channel Storage business from Adaptec which occurred in the second quarter of 2010, the effect of foreign exchange on our foreign operations, and other payroll related costs. In addition, operating costs also increased due to the additional headcount from the acquisition of Adaptec’s Channel Storage business.

Amortization of purchased intangible assets

Amortization expense for acquired intangible assets related to developed technology, customer relationships, trademarks and backlog decreased by $3.0 million in the first six months of 2010 compared to the same period in 2009. The decrease was the result of intangibles related to the acquisition of Passave, Inc. becoming fully amortized early in the second quarter of 2010.

Amortization expense for the first six months does include $0.3 million amortization related to the intangible assets identified in the preliminary purchase price allocation for our acquisition of the Channel Storage business from Adaptec.

Restructuring costs and other charges

The activity related to excess facility accruals under our restructuring plans during the first six months of 2010, by year of plan, were as follows:

(in thousands)	2007	2006	2005	2001	Total
Balance at December 27, 2009	$526	$94	$2,344	$1,030	$3,994
Reversals and adjustments	(14)	(19)	(2)	8	(27)
New charges	—	—	185	100	285
Cash payments	(157)	(24)	(735)	(472)	(1,388)

Balance at June 27, 2010	$355	$51	$1,792	$666	$2,864

During the first six months of 2010, we made payments totaling $1.4 million for excess facilities costs incurred in connection with past restructuring plans. In addition, we recorded an additional $0.3 million for excess facilities as original assumptions regarding possible sublease on exited facilities were not realized.

Payments for excess facilities under these restructuring plans may extend to 2011.

Further details regarding each of the restructuring plans noted in the above table are available in our Annual Report on Form 10-K for the year ended December 27, 2009.

Other expense and Provision for income taxes

($ in millions)	First Six Months
	2010	2009	Change
Loss on sale of investment securities	$(0.3)	$—	(100)%

Amortization of debt issue costs	$(0.1)	$(0.1)	—%

Loss on subleased facilities	$—	$(0.5)	100%

Foreign exchange (loss) gain	$(0.9)	$1.2	(175)%

Interest expense, net	$(0.1)	$(1.7)	94%

Provision for income taxes	$(5.7)	$(5.1)	(12)%

Loss on sale of investment securities

In the first six months of 2010, we realized a loss of $0.3 million related to the disposition of investment securities.

Amortization of debt issue costs

In connection with our senior convertible notes during the first six months of 2010, we recorded amortization related to deferred debt issue costs of $0.1 million, as in the first six months of 2009.

Loss on subleased facilities

We recorded a $0.5 million loss on subleased facilities in the first six months of 2009. No such amounts were incurred in the first six months of 2010.

Foreign exchange (loss) gain

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange loss was $0.9 million in the first six months of 2010, which was primarily due to a $1.0 million foreign exchange loss on the revaluation of our net foreign tax liabilities. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). The revaluation of this foreign tax liability was required because of depreciation of other currencies against the United States Dollar. The foreign exchange rate between the United States Dollar and the currencies of countries where we have significant tax liabilities depreciated 1% during the first six months of 2010 compared to depreciating 5% during the first six months of 2009.

Interest expense, net

Net Interest expense decreased by $1.6 million in the first six months of 2010 compared to the first six months of 2009 due mainly to an increase in both cash balances and investment yields.

Provision for income taxes

We recorded a provision for income taxes of $5.7 million and a provision of $5.1 million for the first six months of 2010 and 2009, respectively. Our effective tax rate was 9% and 56% for the six months ended June 27, 2010 and June 28, 2009, respectively. Our effective tax rate decreased primarily due to income before provision for income taxes increasing over seven times compared to the six months ended June 28, 2009. This increase was driven primarily by higher revenues across all jurisdictions. In addition to a portion of the income being generated in lower-tax jurisdictions, the we continue to benefit from available loss carryforwards and investment tax credits earned, resulting in a significantly lower effective tax rate for the six months ended June 27, 2010, partially offset by the effect of foreign currency translation of a foreign subsidiary.

The condensed consolidated financial statements for the first half of 2010 and fiscal 2009 include tax effects associated with the sale of certain assets between wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $23.6 million recorded as long-term prepaid expenses as at June 27, 2010 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits.

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

Valuation of Goodwill and Intangible Assets

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Prior to 2009, the amounts allocated to IPR&D were expensed immediately. The amounts allocated to, and the useful lives estimated for other intangible assets affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. If assumptions and estimates used to allocate the purchase price prove to be inaccurate based on actual results, future asset impairment charges could be required.

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

There were no indications of impairment to goodwill or intangible assets during the first six months of 2010. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

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

We believe our estimates of the obligations for the closing of sites remain sufficient to cover anticipated settlement costs. However, our assumptions on either the lease termination payments or operating costs until the termination, or the amounts and timing of offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates. If our actual costs exceed our estimates, we would incur additional expenses in future periods.

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

Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities

Our cash equivalents, short-term investments and long-term investment securities are comprised of corporate bonds and notes, money market funds, United States (“US”) treasury and government agency notes including Federal Deposit Insurance Corporation (“FDIC”) – insured corporate notes, foreign government and agency notes, and United States state and municipal securities with minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent. At June 27, 2010, these securities had an estimated fair value of $474.1 million.

Beginning in the first quarter of fiscal 2008, the assessment of fair value is based on the provisions of ASC Topic 820, the Fair Value Measurements and Disclosure Topic. We determined the fair value of our investment securities, which include corporate bonds and notes, money market funds, US treasury and government agency notes including FDIC – insured corporate notes, foreign government and agency notes, and US state and municipal securities, using quoted prices from active markets, quoted prices for similar assets from third-party sources and by performing valuation analyses. In determining if and when a decline in market value below the carrying value of our investment securities is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition and other key measures for our investments. We assess impairment of our investment securities in accordance with GAAP.

During 2008, we assessed the fair value of certain of our investment securities by giving consideration to Level 2 and Level 3 inputs (see Note 4. Fair Value Measurements) for the shares of the Reserve International Liquidity Fund, Ltd. and the Reserve Primary Fund (the “Primary Fund”) (together the “Reserve Funds”) and their underlying securities. Based on this assessment, we recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share communicated by the Reserve Funds’ Primary Fund. We reassessed the fair value of our investments in money market funds during the first six months of 2010, and we determined there were no further impairments.

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

Business Outlook

We expect our revenues for the third quarter of 2010 to be approximately $169 million to $177 million.

We anticipate our third quarter 2010 gross margin percentage to be 68% plus or minus 50 basis points, including approximately of $0.2 million stock-based compensation expense. As in past quarters this could vary depending on the volume of products sold, since many of our costs are fixed. Margins may also vary depending on the mix of products sold.

We expect our third quarter 2010 research and development, and selling, general and administrative expenses, to be approximately $70.5 million to $72.5 million, including stock-based compensation expense of approximately $4.5 million to $5.5 million.

We expect that we will continue to incur significant amortization of purchased intangible assets related to our acquisitions in the third quarter of 2010.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repurchase our senior convertible notes, and finance working capital. The combination of cash, cash equivalents, short-term investments, and long-term investment securities at June 27, 2010 and December 27, 2009 totaled $501.5 million and $453.4 million, respectively, which are composed of the following:

	June 27, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Cash	$27,359	$—	$—	$27,359
Money market funds	106,624	12	—	106,636

Total cash and cash equivalents	133,983	12	—	133,995

Short-term investments:
Corporate bonds and notes	46,942	1,952	(19)	48,875
US treasury and government agency notes	42,570	878	—	43,448
Money market funds	18,928	—	—	18,928
Foreign government and agency notes	8,444	386	(14)	8,816
US state and municipal securities	7,985	65	(1)	8,049

Total short-term investments	124,869	3,281	(34)	128,116

Long-term investment securities:
Corporate bonds and notes	138,313	992	(211)	139,094
US treasury and government agency notes	66,555	504	(61)	66,998
Foreign government and agency notes	30,566	190	(4)	30,752
US state and municipal securities	2,513	7	(12)	2,508

Total long-term investment securities	237,947	1,693	(288)	239,352

Total	$496,799	$4,986	$(322)	$501,463

*	Gross unrealized gains include accrued interest on investments of $3.0 million. The remainder of the gross unrealized gains and losses is included in the condensed consolidated balance sheet as other comprehensive income.

	December 27, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Cash	$29,757	$—	$—	29,757
Money market funds	163,068	16	—	163,084

Total cash and cash equivalents	192,825	16	—	192,841

Short-term investments:
Corporate bonds and notes	14,760	1,426	(4)	16,182
US treasury and government agency notes	20,376	804	(1)	21,179
Money market funds	23,242	—	—	23,242
US state and municipal securities	7,300	25	—	7,325

Total short-term investments	65,678	2,255	(5)	67,928

Long-term investment securities:
Corporate bonds and notes	108,102	669	(306)	108,465
US treasury and government agency notes	52,594	389	(53)	52,930
Foreign government and agency notes	30,179	123	(82)	30,220
US state and municipal securities	1,019	2	—	1,021

Total long-term investment securities	191,894	1,183	(441)	192,636

Total	$450,397	$3,454	$(446)	$453,405

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses is included in the condensed consolidated balance sheet as other comprehensive income.

As of June 27, 2010 and December 27, 2009, we had $59.9 million and $58.4 million of senior convertible notes outstanding, respectively, recorded on our condensed consolidated balance sheets. The face value of the senior convertible notes as at both June 27, 2010 and December 27, 2009 was $68.3 million. We continue to expect that our cash from operations, short-term investments and long-term investment securities, including distributions from the Reserve Funds, to be our primary sources of liquidity.

As of June 27, 2010 and December 27, 2009, we had $18.9 million and $23.2 million, respectively, of our short-term investments in shares of the Reserve Funds for which we have outstanding redemption orders recorded on our condensed consolidated balance sheets. The Reserve Funds were AAA-rated money market funds that announced redemption delays and suspended trading in September 2008 during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. that was downgraded and has filed for Chapter 11 bankruptcy protection.

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

See Critical Accounting Estimates – Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities for additional information.

Operating Activities

During the first six months of 2010, we generated net positive operating cash flows of $80.6 million, which was $38.3 million higher than the $42.3 million generated during the first six months of 2009. The positive cash flow from operations in both periods was primarily from net income, net of addbacks of non-cash expenses. Net revenues and net income in the first six months of 2010 were substantially higher than the same period last year, and were the key drivers of the increase in operating cash flows year over year. Comparatively, in the first six months of 2010, the increase in accounts receivables based on revenue growth and increased days sales outstanding, and the payment of tax installments in the amount of $12.6 million were the most significant working capital changes off-setting net income to arrive at operating cash flows. The fluctuations in our working capital accounts are attributable to timing of transactions rather than particular events or trends.

Investing Activities

We used net cash of $147.5 million for investing activities in the first six months of 2010, which included $171.9 million for the purchase of investment securities, $34.3 million to purchase the Channel Storage business of Adaptec, and $4.7 million for the purchase of property, equipment and intellectual property, offset by the receipt of $59.1 million proceeds from the disposal of investment securities and $4.3 million in partial distributions received from the Reserve Funds.

Net cash provided by investing activities was $21.6 million in the first six months of 2009, which included $170.8 million in partial distributions from the Reserve Funds, and $1.0 million in proceeds from the disposal of investment securities, offset by $145.8 million for the purchase of investment securities, and $4.4 million for the purchase of property and equipment and intellectual property.

Financing Activities

In the first six months of 2010, we generated $7.9 million from the issuance of common shares under our employee stock option plans. In the first half of 2009, we generated $7.0 million from the issuance of common shares under our employee stock option plans.

As of June 27, 2010, we had cash commitments made up of the following:

(in thousands)	Total	2010	2011	2012	2013	2014	After 2014
Contractual obligations

Operating lease obligations:
Minimum rental payments	$23,270	$5,023	$7,221	$3,096	$2,581	$2,273	$3,076
Estimated operating cost payments	10,053	2,055	2,763	1,336	1,121	1,010	1,768
Long term debt:
Principal repayment	68,340	—	—	—	—	—	68,340
Interest payments	23,836	769	1,538	1,538	1,538	1,538	16,915
Purchase and other obligations	19,744	5,814	7,721	6,201	8	—	—

	$145,243	$13,661	$19,243	$12,171	$5,248	$4,821	$90,099

In addition to the amounts shown in the table above, we have recorded a $51.0 million liability for unrecognized tax benefits as of June 27, 2010 and we are uncertain as to if or when such amounts may be realized.

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $27.1 million at July 23, 2010 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $10.5 million of cash in the remainder of 2010 for property and equipment and purchases of intellectual property.

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

Cash Equivalents, Short-Term Investments and Long-Term Investment Securities:

We regularly maintain a portfolio of short- and long-term investments comprised of various types of money market funds, United States treasury and government agency notes including FDIC-insured corporate notes, United States state and municipal securities, foreign government and agency notes, and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Our investment policy sets guidelines for diversification and maturities that intend to preserve principal, while meeting liquidity needs. Maturities of these instruments are 36 months or less. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent. We classify these securities as available-for-sale and they are carried at fair market value. Our corporate policies prevent us from holding material amounts of asset-backed commercial paper.

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

Based on a sensitivity analysis performed on the financial instruments held at June 27, 2010, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100, or 150 basis points would result in a decline, or increase, in portfolio value of approximately $2.3 million, $4.6 million, and $6.9 million, respectively.

Senior Convertible Notes:

At June 27, 2010, $68.3 million in face value of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our senior convertible notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, and changes in our credit worthiness.

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

Foreign Currency:

Our sales and corresponding receivables are denominated primarily in United States dollars. We generate a significant portion of our revenues from sales to customers located outside the United States including Canada, Europe, the Middle East and Asia. We are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, particularly in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts on behalf of our Canadian subsidiary. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our foreign currency forward contracts failed to complete the terms of their contracts, we would purchase Canadian dollars at the spot rate as of the date the funds were required. If the counterparties to our foreign currency forward contracts that matured in the fiscal quarter ended June 27, 2010 had not fulfilled their contractual obligations and we were required to purchase Canadian dollars at the spot rate, our operating income for the first six months of 2010 would have increased by $0.3 million.

At June 27, 2010, we had 17 contracts outstanding to purchase Canadian dollars, all with maturities of less than 12 months that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $21.2 million and the contracts had a fair value of $0.3 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first six months of 2010, we recorded a $1.0 million foreign exchange loss on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $2.3 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first six months of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The plaintiffs in these actions had generally alleged that various current and former Company directors and/or officers breached their duty of loyalty and/or duty of care to the Company and its stockholders in connection with improperly dating certain employee stock option grants and that these purported breaches of fiduciary duties caused harm to the Company. Under the approved settlement, the Company expressly denied any wrong doing but, in the interest of settlement, agreed to adopt certain corporate governance reforms and to maintain, for a period of three years, these and other reforms put in place while the litigation was pending. Under the approved settlement, plaintiffs’ counsel received $1.6 million in attorneys’ fees, half paid by the Company and the other half by the Company’s insurance carrier. The Company accrued costs of $800,000 in the second quarter of 2009 to reflect its share of the attorneys’ fees, which were paid during the second quarter of 2010.

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

Over the past two years, financial markets in the United States, Europe and Asia experienced extreme disruption, including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments took unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. We have experienced delays in redemptions of our money market funds and we have recognized an $11.8 million loss on investment securities on our shares of the Reserve International Liquidity Fund, Ltd. and the Reserve Primary Fund during 2008. As of June 27, 2010, the original underlying securities held by the Reserve Funds had matured, and with the exception of Lehman Brothers’ securities, the balances were held by the Reserve Funds in the form of overnight agency notes. Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments (classified as short-term investments as at June 27, 2010), and these changes could be material.

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

We depend on a limited number of customers for large portions of our revenues. During the rolling twelve month period ended June 27, 2010 and June 28, 2009, we had one end customer that accounted for more than 10% of our net revenues, namely Hewlett-Packard Company. In the first six months of 2010, our top ten customers accounted for more than 70% of our revenues. In the first six months of 2009, our top ten customers accounted for more than 75% of our revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We generate a substantial proportion of our revenues in Asia. We conduct an increasing portion of our research and development and manufacturing activities outside North America. We procure substantially all of our wafers from Taiwan and use assemblers and testers throughout Asia.

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

Our results of operations are increasingly dependent on our sales in China, which on a bill-to basis, accounted for 36% of our revenues in the second quarter of 2010 compared to 47% in second quarter of 2009. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China;

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

Our customers are increasingly price conscious, as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in networking equipment. We continue to experience aggressive price competition from competitors that wish to enter into the markets in which we participate. These circumstances may make some of our products less competitive, and we may be forced to decrease our prices significantly to win a design. We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $1.0 million foreign exchange loss on the revaluation of our income tax liability, net of deferred tax assets, in the first six months of 2010 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $2.3 million impact to our pre-tax net income.

We are exposed to the credit risk of some of our customers.

Many of our customers employ contract manufacturers to produce their products and manage their inventories. Many of these contract manufacturers represent greater credit risk than our OEM customers, who do not guarantee our credit receivables related to their contract manufacturers.

In addition, a significant portion of our sales flow through our distribution channel, that generally represents a higher credit risk. Should these companies encounter financial difficulties, our revenues could decrease, and collection of our significant accounts receivables with these companies or other customers could be jeopardized.

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

We do not own or operate a wafer fabrication facility. In the first six months of 2010, two outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

We have $59.9 million carrying value ($68.3 million of face value) of our 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits –

•	11.1	Calculation of net income per share – included in Note 11. Net Income Per Share of the financial statements included in Item I of Part I of this Quarterly Report.

•	31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•	31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

•	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

•	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

•	101.INS	XBRL Instance Document (filed herewith).

•	101.SCH	XBRL Taxonomy Extension Schema (filed herewith).

•	101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

•	101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

•	101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).

•	101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: August 5, 2010	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and
Principal Accounting Officer