Form 10-Q
period 2010-09-26
PMC SIERRA INC
filed 2010-11-04
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 26, 2010

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

Common shares outstanding at November 1, 2010 – 231,369,238

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net revenues	$162,335	$130,876	$475,830	$356,642
Cost of revenues	53,813	44,432	152,882	120,648

Gross profit	108,522	86,444	322,948	235,994

Other costs and expenses:
Research and development	50,180	35,823	135,893	110,834
Selling, general and administrative	25,567	19,743	73,148	63,854
Amortization of purchased intangible assets	5,884	9,836	22,536	29,508
Restructuring costs and other charges	66	175	322	813

Income from operations	26,825	20,867	91,049	30,985

Other (expense) income:
Gain (loss) on investment securities	220	—	(79)	—
Amortization of debt issue costs	(50)	(50)	(150)	(150)
Loss on subleased facilities	—	—	—	(538)
Foreign exchange (loss) gain	(707)	(1,094)	(1,622)	109
Interest income (expense), net	68	(487)	(78)	(2,139)

Income before (provision for) recovery of income taxes	26,356	19,236	89,120	28,267
(Provision for) recovery of income taxes	(11,201)	8,583	(16,872)	3,484

Net income	$15,155	$27,819	$72,248	$31,751

Net income per common share - basic	$0.07	$0.12	$0.31	$0.14
Net income per common share - diluted	$0.06	$0.12	$0.31	$0.14

Shares used in per share calculation - basic	231,966	227,123	230,922	225,276
Shares used in per share calculation - diluted	234,292	231,863	234,290	228,172

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 26, 2010	December 27, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$131,075	$192,841
Short-term investments	114,329	67,928
Accounts receivable, net of allowance for doubtful accounts of $1,888 (2009 - $1,259)	76,765	50,745
Inventories, net	36,122	31,531
Prepaid expenses and other current assets	17,729	14,476
Income taxes receivable	3,924	—
Deferred tax assets	9,605	3,052

Total current assets	389,549	360,573
Property and equipment, net	15,529	13,909
Investment securities	310,381	192,636
Goodwill	398,798	396,144
Intangible assets, net	104,201	110,458
Deferred tax assets	251	250
Prepaid expenses	24,497	26,187
Investments and other assets	12,738	10,175
Deposits for wafer fabrication capacity	5,145	5,145

	$1,261,089	$1,115,477

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$29,530	$22,266
Accrued liabilities	61,714	52,996
Liability for unrecognized tax benefit	38,168	31,330
Income taxes payable	383	7,261
Deferred income taxes	232	681
Accrued restructuring costs	2,263	3,994
Deferred income	22,218	12,498

Total current liabilities	154,508	131,026

2.25% senior convertible notes due October 15, 2025, net	60,768	58,356
Long-term obligations	7,865	6,211
Deferred income taxes	27,102	22,695
Liability for unrecognized tax benefit	15,647	14,663
PMC special shares convertible into 1,447 (2009 - 1,570) shares of common stock	1,826	2,003

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 231,286 shares issued and outstanding (2009 - 227,655)	251	247
Additional paid in capital	1,560,300	1,521,476
Accumulated other comprehensive income	2,938	1,164
Accumulated deficit	(570,116)	(642,364)

Total stockholders’ equity	993,373	880,523

	$1,261,089	$1,115,477

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 26, 2010	September 27, 2009
Cash flows from operating activities:
Net income	$72,248	$31,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,645	42,437
Stock-based compensation	16,315	16,212
Unrealized foreign exchange loss, net	1,436	97
Net amortization (accretion) of investment premiums/discounts	4,511	(419)
Accrued interest on investment securities	(701)	—
Loss on disposal of investment securities	78	—
Asset impairment	4,882	—
Loss on subleased facilities	—	538
Changes in operating assets and liabilities:
Accounts receivable	(17,739)	(8,070)
Inventories	912	7,995
Prepaid expenses and other current assets	2,896	2,475
Accounts payable and accrued liabilities	5,648	4,562
Deferred income taxes and income taxes payable	(68)	(6,624)
Accrued restructuring costs	(1,739)	(1,445)
Deferred income	9,720	758

Net cash provided by operating activities	134,044	90,267

Cash flows from investing activities:
Acquisition of business	(34,250)	—
Purchases of property and equipment	(6,847)	(4,570)
Purchase of intangible assets	(4,287)	(1,398)
Redemption of short-term investments	4,574	170,802
Disposals of investment securities	133,000	11,142
Purchases of investment securities	(303,192)	(209,311)

Net cash used in investing activities	(211,002)	(33,335)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,133	24,311

Net cash provided by financing activities	15,133	24,311

Effect of exchange rate changes on cash and cash equivalents	59	1,962
Net (decrease) increase in cash and cash equivalents	(61,766)	83,205
Cash and cash equivalents, beginning of period	192,841	97,839

Cash and cash equivalents, end of period	$131,075	$181,044

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2010, AND SEPTEMBER 27, 2009

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (net of tax)	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 28, 2010	229,936	$250	$1,539,714	$1,393	$(585,271)	$956,086
Net income	—	—	—	—	15,155	15,155
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	393	—	393
Change in fair value of investment securities	—	—	—	1,152	—	1,152

Comprehensive income						16,700

Conversion of special shares into common shares	73	—	105	—	—	105
Issuance of common stock under stock benefit plans	1,277	1	7,178	—	—	7,179
Stock-based compensation expense	—	—	5,301	—	—	5,301
Benefit of stock option related loss carry-forwards	—	—	8,002	—	—	8,002

Balances at September 26, 2010	231,286	$251	$1,560,300	$2,938	$(570,116)	$993,373

Balance at June 29, 2009	223,559	$243	$1,491,286	$902	$(685,309)	$807,122
Net income	—	—	—	—	27,819	27,819
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	363	—	363
Change in fair value of investment securities	—	—	—	514	—	514

Comprehensive income						28,696

Conversion of special shares into common shares	375	1	521	—	—	522
Issuance of common stock under stock benefit plans	3,051	3	15,291	—	—	15,294
Stock-based compensation expense	—	—	5,120	—	—	5,120

Balances at September 27, 2009	226,985	$247	$1,512,218	$1,779	$(657,490)	$856,754

Balances at December 28, 2009	227,655	$247	$1,521,476	$1,164	$(642,364)	$880,523
Net income	—	—	—	—	72,248	72,248
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	362	—	362
Change in fair value of investment securities	—	—	—	1,412	—	1,412

Comprehensive income						74,022

Conversion of special shares into common shares	123	—	177	—	—	177
Issuance of common stock under stock benefit plans	3,508	4	14,330	—	—	14,334
Stock-based compensation expense	—	—	16,315	—	—	16,315
Benefit of stock option related loss carry-forwards	—	—	8,002	—	—	8,002

Balances at September 26, 2010	231,286	$251	$1,560,300	$2,938	$(570,116)	$993,373

Balances at December 29, 2008	221,335	$241	$1,471,476	$(3,218)	$(689,241)	$779,258
Net income	—	—	—	—	31,751	31,751
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	4,523	—	4,523
Change in fair value of investment securities	—	—	—	474	—	474

Comprehensive income						36,748

Conversion of special shares into common shares	396	1	539	—	—	540
Issuance of common stock under stock benefit plans	5,254	5	23,991	—	—	23,996
Stock-based compensation expense	—	—	16,212	—	—	16,212

Balances at September 27, 2009	226,985	$247	$1,512,218	$1,779	$(657,490)	$856,754

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

Basis of presentation. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2010 will consist of 52 weeks and will end on Sunday, December 26, 2010. Fiscal 2009 consisted of 52 weeks and ended on Sunday, December 27, 2009. The first three quarters of 2010 and 2009 consisted of 39 weeks each.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories (net of reserves of $8.8 million and $6.8 million at September 26, 2010 and December 27, 2009, respectively) were as follows:

(in thousands)	September 26, 2010	December 27, 2009
Work-in-progress	$15,406	$14,452
Finished goods	20,716	17,079

	$36,122	$31,531

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may negatively impact PMC’s operations and cash flows. The Company periodically hedges foreign currency forecasted transactions related to certain operating expenses. All derivatives are recorded in the condensed consolidated balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in net income (loss) when the hedged item affects net income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the quarter ended September 26, 2010, all hedges were designated as cash flow hedges.

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

During the quarter ended September 26, 2010, the Company recognized an asset impairment of $4.9 million based on a determination made in the period that certain intangible assets were made redundant by assets acquired with our purchase of the Channel Storage business from Adaptec, Inc. The carrying value of these assets was no longer recoverable based on expected future cash flows associated with these assets. Accordingly, the carrying value was written down to zero. This impairment charge was included in the condensed consolidated statement of operations in research and development expenses.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 27, 2009 to September 26, 2010, and for the same period in the prior year were as follows:

	Nine Months Ended
(in thousands)	September 26, 2010	September 27, 2009
Balance, beginning of the period	$6,418	$6,031
Accrual for new warranties issued	247	1,074
Reduction for payments and product replacements	(174)	(642)
Adjustments related to changes in estimate of warranty accrual	(198)	(423)

Balance, end of the period	$6,293	$6,040

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

During the three and nine months ended September 26, 2010, the Company recognized $5.3 million and $16.3 million in stock-based compensation expense, respectively. Where a tax deduction for stock-based compensation was available to the Company, a valuation allowance for the related deferred tax assets was recorded.

The Company uses the straight-line method over the requisite service period for attributing stock-based compensation expense. See Note 5. Stock-Based Compensation for further information on stock-based compensation.

Recent Accounting Pronouncements

Fair Value Accounting

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

Business Combinations and Non-controlling Interests

In December 2007, the FASB issued ASC Topic 805, the Business Combinations Topic. ASC Topic 805 changes the accounting for acquisitions that close beginning in 2009. More transactions and events qualify as business combinations and are accounted for at fair value under the new standard. ASC Topic 805 promotes greater use of fair values in financial reporting. Some of the changes introduce more volatility into earnings. ASC Topic 805 is effective for fiscal years beginning on or after December 15, 2008. The Company applied this standard for business combinations that occurred after January 1, 2009. There is no financial reporting impact as a result of adoption of this standard.

In April 2009, the FASB issued ASC Topic 805-20, the Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies Topic. This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably estimated. If fair value cannot be readily determined, measurement should be based on best estimates in accordance with ASC Topic 405, the Accounting for Contingencies Topic. This guidance was effective January 1, 2009. There is no financial reporting impact as a result of adoption of this standard. The Company applied this standard for business combinations that occurred after January 1, 2009. This did not affect the acquisition of the Channel Storage business from Adaptec, Inc.

In December 2007, the FASB issued ASC Topic 810-10-65, a part of the Consolidation Topic, which changes the accounting and reporting for minority interests which are recharacterized as noncontrolling interests and classified as a component of equity. This is effective for fiscal years beginning on or after December 15, 2008. ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. There is no financial reporting impact as a result of adoption of this standard.

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

The total purchase price has been allocated on a preliminary basis to the fair values of assets acquired and liabilities assumed. The preliminary purchase price allocation is as follows:

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

During the three and nine months ended September 26, 2010, the Company recognized $0.1 million in acquisition-related costs which were expensed and recognized as cost of revenues. During the three and nine months ended September 26, 2010, the Company recognized $0.8 million and $2.2 million, respectively, in acquisition-related expenses which were expensed and recognized as selling, general and administrative expenses.

NOTE 3. Derivative Instruments

PMC generates revenues in United States dollars but incurs a portion of its operating expenses in various foreign currencies, the primary of which is the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations, the Company uses currency forward contracts.

As at September 26, 2010, the Company had 18 contracts outstanding to purchase Canadian dollars, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. As of September 26, 2010, the United States dollar notional amount of these contracts was $29.1 million and the contracts had a fair value gain of $0.8 million, which was recorded in other comprehensive income net of taxes of $0.2 million.

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

Financial assets measured at fair values on a recurring basis as of September 26, 2010 are summarized below:

	Fair value, September 26, 2010
(in thousands)	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes (1)	$264,389	$—	$—
Money market funds (1)	106,591	—	18,668
United States (“US”) treasury and government agency notes (1)	94,771	—	—
Foreign government and agency notes (1)	27,999	—	—
US state and municipal securities (1)	18,883	—	—
Forward currency contracts (2)	—	814	—

Total assets	$512,633	$814	$18,668

(1)	Included in cash and cash equivalents, short-term investments, and long-term investment securities (see Note 7. Investment Securities).

(2)	Included in prepaid expenses and other current assets.

The following table is a reconciliation of financial assets measured at fair value on a recurring basis classified as Level 3 for the third quarter of 2010:

(in thousands)	Level 3
Balance at December 27, 2009	$23,242
Partial distribution from the Reserve Funds	(4,574)

Balance at September 26, 2010	$18,668

Certain liabilities have been measured at fair value on a non-recurring basis as follows:

(in thousands)	Fair value, September 26, 2010 Level 2
Liabilities:
2.25% senior convertible notes due October 15, 2025, net	$60,768

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

NOTE 5. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three and nine months ended September 26, 2010 and September 27, 2009, as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Cost of revenues	$162	$149	$609	$580
Research and development	2,283	2,173	6,628	6,566
Selling, general and administrative	2,856	2,798	9,078	9,066

Total	$5,301	$5,120	$16,315	$16,212

The Company received cash of $7.2 million and $15.1 million related to the issuance of stock-based awards during the three and nine months ended September 26, 2010, respectively. The Company received cash of $17.3 million and $24.3 million related to the issuance of stock-based awards during the three and nine months ended September 27, 2009, respectively.

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

Activity under the option plans during the nine months ended September 26, 2010 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at September 26, 2010
Outstanding, December 27, 2009	25,346,469	$8.80
Granted	4,523,360	$8.81
Exercised	(1,252,116)	$5.59
Forfeited and expired	(1,147,014)	$15.93

Outstanding, September 26, 2010	27,470,699	$8.65	6.23	$20,278,924
Exercisable, September 26, 2010	18,809,077	$9.25	5.10	$12,632,244

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at September 26, 2010. No adjustment was required with respect to fully vested options that expired during the nine months ended September 26, 2010. During the three and nine months ended September 26, 2010, adjustments of $0.6 million and $3.1 million, respectively, were recorded for pre-vesting forfeitures.

The fair value of the Company’s stock option awards granted to employees during the nine months ended September 26, 2010 was estimated using a lattice-binomial valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Expected life (years)	3.9	3.8	4.4	4.5
Expected volatility	53%	62%	54%	66%
Risk-free interest rate	1.4%	2.1%	2.3%	1.8%

The weighted average grant-date fair value per stock option granted during the three and nine months ended September 26, 2010, was $2.89 and $3.79, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 26, 2010 was $1.1 million and $3.5 million, respectively.

As of September 26, 2010, there was $21.1 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.8 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the nine months ended September 26, 2010 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at September 26, 2010
Unvested shares at December 27, 2009	2,407,011	—	—
Awarded	1,217,908	—	—
Released	(688,646)	—	—
Forfeited	(262,754)	—	—

End of Period	2,673,519	1.76	$19,971,934
Restricted Stock Units vested and expected to vest September 26, 2010	2,199,247	1.69	$16,428,375

The intrinsic value of RSUs vested during the three months and nine months ended September 26, 2010 was $0.3 million and $5.6 million, respectively. As of September 26, 2010, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $13.0 million, which is expected to be recognized over the next 2.8 years.

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

During the first nine months of 2010, 1,669,300 shares were issued under the ESPP at a weighted average price of $4.87 per share. As of September 26, 2010, 8,798,638 shares were available for future issuance under the ESPP compared to 8,467,938 as at December 27, 2009.

The fair values of share purchases through the Company’s ESPP were calculated using the Black-Scholes option pricing model, applying an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Expected life (years)	0.5	1.3	0.6	1.3
Expected volatility	44%	55%	44%	59%
Risk-free interest rate	0.2%	0.6%	0.2%	0.7%

The weighted average grant-date fair value per ESPP award granted during the first nine months of 2010 was $2.34.

For the period ending September 26, 2010, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.4 million, which is expected to be recognized over the next 0.3 years.

NOTE 6. Restructuring and Other Costs

The activity related to excess facility accruals under the Company’s restructuring plans during the first nine months of 2010, by year of plan, were as follows:

(in thousands)	2007	2006	2005	2001	Total
Balance at December 27, 2009	$526	$94	$2,344	$1,030	$3,994
Reversals and adjustments	(14)	(19)	(2)	7	(28)
New charges	—	—	235	116	351
Cash payments	(219)	(43)	(1,091)	(701)	(2,054)

Balance at September 26, 2010	$293	$32	$1,486	$452	$2,263

During the first nine months of 2010, the Company recorded an additional $0.4 million for excess facilities as original assumptions regarding possible sublease of exited facilities were not realized. The remaining balance relates only to excess facilities for the remaining plans, namely the 2007, 2006, 2005, and 2001 plans. Payments for excess facilities under these restructuring plans may extend to October 2011. Further details regarding these restructuring plans are available in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009.

NOTE 7. Investment Securities

At September 26, 2010, the Company had investments of $531.3 million (December 27, 2009 - $423.6 million) comprised of corporate bonds and notes, money market funds, US treasury and government agency notes, including Federal Deposit Insurance Corporation (“FDIC”) - insured corporate notes, foreign government and agency notes, and US state and municipal securities.

The Company’s available for sale investments, by investment type, consists of the following as at September 26, 2010 and December 27, 2009:

	September 26, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Money market funds	$106,572	$19	$—	$106,591

Short-term investments:
Corporate bonds and notes	55,288	2,438	(3)	57,723
US treasury and government agency notes	10,714	356	—	11,070
Money market funds	18,668	—	—	18,668
Foreign government and agency notes	9,260	255	—	9,515
US states and municipal securities	17,269	84	—	17,353

Total short-term investments	111,199	3,133	(3)	114,329

Long-term investment securities:
Corporate bonds and notes	204,470	2,238	(42)	206,666
US treasury and government agency notes	83,194	507	—	83,701
Foreign government and agency notes	18,236	248	—	18,484
US states and municipal securities	1,500	30	—	1,530

Total long-term investment securities	307,400	3,023	(42)	310,381

Total	$525,171	$6,175	$(45)	$531,301

*	Gross unrealized gains include accrued interest on investments of $2.8 million. The remainder of the gross unrealized gains and losses are included in the condensed consolidated balance sheet as other comprehensive income.

	December 27, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Money market funds	$163,068	$16	$—	$163,084

Short-term investments:
Corporate bonds and notes	14,760	1,426	(4)	16,182
US treasury and government agency notes	20,376	804	(1)	21,179
Money market funds	23,242	—	—	23,242
US states and municipal securities	7,300	25	—	7,325

Total short-term investments	65,678	2,255	(5)	67,928

Long-term investment securities:
Corporate bonds and notes	108,102	669	(306)	108,465
US treasury and government agency notes	52,594	389	(53)	52,930
Foreign government and agency notes	30,179	123	(82)	30,220
US states and municipal securities	1,019	2	—	1,021

Total long-term investment securities	191,894	1,183	(441)	192,636

Total	$420,640	$3,454	$(446)	$423,648

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses is included in the condensed consolidated balance sheet as other comprehensive income.

As of September 26, 2010 and December 27, 2009, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of September 26, 2010, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income.

$18.7 million of the investments held at September 26, 2010 (December 27, 2009 - $23.2 million), currently classified as short-term investments, relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”) for which the Company has outstanding redemption orders. The Reserve Funds were AAA-rated money market funds that announced redemption delays and suspended trading in September 2008 during the severe disruption in financial markets. During the second quarter of 2010, the Reserve Funds completed the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) that was downgraded and has filed for Chapter 11 bankruptcy protection. The Primary Fund has received a United States Security Exchange Commission order providing that the SEC will supervise the distribution of assets from the Primary Fund. The redemptions from the International Fund are subject to pending litigation that could cause further delay in any redemption of the Company’s investments.

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

The Company reassessed the fair value of our investments in money market funds during the first nine months of 2010, and determined there were no further impairments.

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

As at September 26, 2010, the carrying amount of the equity component is $35.2 million (December 27, 2009 - $35.2 million) and the carrying of the debt component is $60.8 million (December 27, 2009 - $58.4 million), which is the principal amount of $68.3 million (December 27, 2009 - $68.3 million) net of the unamortized discount of $7.5 million (December 27, 2009 - $9.9 million). The balance of deferred debt issue costs as at September 26, 2010 is $0.4 million (December 27, 2009 - $0.6 million).

The principal amount of the debt reflects the partial repurchase of the Notes in 2008. In the first and fourth quarter of 2008, the Company repurchased the principal amount of these Notes of $98.0 million and $58.7 million, respectively, for a total of $94.5 million and $43.8 million, respectively. The Company recorded gains related to the debt components on the first and fourth quarter of 2008 repurchases of $4.9 million and $10.0 million, respectively, and recorded gains related to the equity components on these repurchases of $5.4 million and $10.8 million, respectively, in the condensed consolidated balance sheet as additional paid in capital. The gains are net of expensed unamortized debt issue costs and transaction costs of $1.5 million and $0.7 million for the first and fourth quarter of 2008, respectively. To measure the fair value of the converted Notes as of the settlement dates in the first and fourth quarter of 2008, the Company calculated interest rates of 10% and 15%, respectively, using Level 2 observable inputs. These rates were applied to the converted Notes and coupon interest rate using the same present value technique used in the issuance date valuation.

NOTE 9. Income Taxes

The Company recorded a provision for income taxes of $11.2 million and $16.9 million for the three and nine months ended September 26, 2010 respectively, and a recovery of income taxes of $8.6 million and $3.5 million for the three and nine months ended September 27, 2009, respectively.

The Company’s effective tax rate was 42% and 19% for the three and nine months ended September 26, 2010, and (44)% and (12)%, for the three and nine months ended September 27, 2009, respectively. During the three and nine months ended September 26, 2010, the Company began utilizing available stock option related loss carry-forwards. As a result, the Company recognized $8.0 million benefit from these loss carry-forwards in stockholders’ equity, as opposed to offsetting the income tax provision for utilization of non-stock option related losses in 2009. The remaining differences relate primarily to foreign exchange translation of a foreign subsidiary.

The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, permanent differences arising from stock based compensation, foreign exchange translation of a foreign subsidiary, investment tax credits earned, non-deductible intangible asset amortization, the effect of intercompany transactions, changes in valuation allowance, and changes in accruals related to the unrecognized tax benefit liabilities in the three and nine months ended September 26, 2010 and September 27, 2009, respectively.

The condensed consolidated financial statements for the nine months ended September 26, 2010 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $24.5 million recorded as long-term prepaid expenses as at September 26, 2010 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits.

As at September 26, 2010, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $53.8 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 10. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net income	$15,155	$27,819	$72,248	$31,751
Other comprehensive (loss) income:
Change in fair value of derivatives	393	363	362	4,523
Change in fair value of investment securities	1,152	514	1,412	474

Total	$16,700	$28,696	$74,022	$36,748

NOTE 11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Numerator:
Net income	$15,155	$27,819	$72,248	$31,751
Denominator:
Basic weighted average common shares outstanding (1)	231,966	227,123	230,922	225,276
Dilutive effect of employee stock options and awards	2,326	4,740	3,368	2,896
Diluted weighted average common shares outstanding (1)	234,292	231,863	234,290	228,172

Basic net income per share	$0.07	$0.12	$0.31	$0.14
Diluted net income per share	$0.06	$0.12	$0.31	$0.14

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

NOTE 12. Contingencies

Stockholder Derivative Lawsuits

On April 29, 2010, the United States District Court for the Northern District of California issued a Final Judgment and Order of Dismissal with Prejudice which approved the settlement and dismissal of the consolidated action In re PMC-Sierra, Inc. Derivative Litigation, Master File No. C-06-05330-RS. As a result of the settlement, the Meissner v. Bailey, et al., Santa Clara Superior Court Case No. 1-06-CV-071329 was also dismissed.

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

NOTE 13. Subsequent events

On October 21, 2010, the Company entered into a definitive agreement to acquire Wintegra Inc. (“Wintegra”), a privately-held company that is a provider of highly integrated network processors optimized for mobile backhaul for 3G and 4G wireless and wireline broadband networks. In connection with the acquisition, PMC expects to pay $240 million less cash on hand at the closing date, subject to certain adjustments. Further, up to an additional $60 million of cash consideration may be paid if certain growth and performance milestones are reached by end of 2011. A portion of the cash consideration payable to Wintegra’s stockholders will be placed into escrow pursuant to the terms of the acquisition agreement. The acquisition has been approved by both companies’ board of directors and is expected to close in the fourth quarter of 2010 subject to customary closing conditions and regulatory approvals.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources and liquidity sufficiency, sources of liquidity, capital expenditures, interest income and expenses, restructuring activities, cash commitments, purchase commitments, use of cash, our expectation regarding our amortization of purchased intangible assets, our expectations regarding our acquisition of the Channel Storage business from Adaptec, Inc. (“Adaptec”), our expectations regarding our pending acquisition of Wintegra Inc., including the timing of the closing of the transaction, and our expectation regarding distribution from certain investments. Such statements, particularly in the “Business Outlook” section, are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. (See also “Risk Factors” Part II, Item 1A. and our other filings with the Security Exchange Commission (“SEC”)). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the filing date of this Quarterly Report.

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

On June 8, 2010, we completed the acquisition of the Channel Storage business from Adaptec, Inc. (“Adaptec”) pursuant to the terms of the Asset Purchase Agreement dated May 8, 2010 and Amendment to Asset Purchase Agreement dated June 8, 2010 between us and Adaptec (together the “Purchase Agreement”) for $34.3 million in cash. The Channel Storage business includes Adaptec’s redundant array of independent disks (“RAID”) storage product line, a well-established global value added reseller customer base, board logistics capabilities, and leading solid-state drive (“SSD”) cache performance solutions, and the Adaptec brand. We purchased the Channel Storage business from Adaptec because of its strategic and product fit with our existing enterprise storage products, and we expect the acquisition will accelerate our access to storage channel customers worldwide.

On October 21, 2010, we entered into a definitive agreement to acquire Wintegra Inc. (“Wintegra”), a privately-held company that is a provider of highly integrated network processors optimized for mobile backhaul for 3G and 4G wireless and wireline broadband networks. In connection with the acquisition, we expect to pay $240 million less cash on hand at the closing date, subject to certain adjustments. Further, up to an additional $60 million of cash consideration may be paid if certain growth and performance milestones are reached by end of 2011. A portion of the cash consideration payable to Wintegra’s stockholders will be placed into escrow pursuant to the terms of the acquisition agreement. The acquisition has been approved by both companies’ board of directors and is expected to close in the fourth quarter of 2010 subject to customary closing conditions and regulatory approvals.

Results of Operations

Third Quarter of 2010 and 2009

Net revenues

	Third Quarter		Change
($ millions)	2010	2009
Net revenues	$162.3	$130.9	24%

Net revenues for the third quarter of 2010 were $162.3 million compared to $130.9 million for the same period in 2009, an increase of $31.4 million or 24%, primarily due to volume. On a year-over-year basis, net revenues generated from our Enterprise Infrastructure products increased by 45%. The Enterprise Infrastructure products include our storage and microprocessor-based system-on-chip (“SOC”) products. On a year-over-year basis, net revenues from our Communications Infrastructure products, which include wireline, wireless, and PON devices, increased by 1%.

The growth in net revenues from our Enterprise Infrastructure products was primarily due to improvements in net revenues from our enterprise storage products and microprocessor products. On a year-over-year basis, we experienced broad-based market recovery and a corresponding positive enterprise and corporate information technology spending environment. The increase in net revenues from our enterprise storage products was mainly driven by higher demand for our 8Gbps Fibre Channel products, and continued deployment of 3Gbps and 6Gbps SAS platforms. In addition, we shipped more of our 6Gbps Serial Attached SCS (“SAS”) RAID-on-Chip, which started production volumes in the second quarter of 2009.

We also had a full quarter of additional net revenues from Adaptec, Inc.’s Channel Storage business which we acquired during the second quarter of 2010.

Net revenues from our Communications Infrastructure products increased by 1%. We experienced some growth in the North American and European geographies, partially offset by a decline in net revenues year-over-year in Asia.

Sequentially, we experienced an increase in net revenues in the third quarter of 2010 from our Enterprise Infrastructure products, including our microprocessor and storage products, which include a full quarter of business following the purchase of the Adaptec Channel Storage business acquired during the second quarter of 2010. Partially offsetting this increase, we experienced a decline in our Wide Area Network (“WAN”) infrastructure products, as some customers worked down their inventory levels.

Gross profit

	Third Quarter		Change
($ millions)	2010	2009
Gross profit	$108.5	$86.4	26%
Percentage of net revenues	67%	66%

Total gross profit increased $22.1 million in the third quarter of 2010 compared to the same period in 2009 and gross profit as a percentage of net revenues increased 1% to 67% in the third quarter of 2010 as compared to the same period in 2009.

On a year-over-year basis, we experienced a 1% increase in gross profit as a percentage of net revenues, primarily attributable to changes in product mix, applying fixed costs over higher sales volumes, partially offset by acquisition-related costs.

Sequentially, gross profit as a percentage of net revenues was 2% lower as compared to the prior quarter due to the full quarter of the Channel Storage business and related integration costs, including fair value adjustments to inventory, and product mix, including lower revenues from the WAN infrastructure market as some customers work down their inventories.

Other costs and expenses

	Third Quarter		Change
($ millions)	2010	2009
Research and development	$50.2	$35.8	40%
Percentage of net revenues	31%	27%

Selling, general and administrative	$25.6	$19.7	30%
Percentage of net revenues	16%	15%

Amortization of purchased intangible assets	$5.9	$9.8	(40)%
Restructuring costs and other charges	$0.1	$0.2	(50)%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses increased by $14.4 million in the third quarter of 2010 as compared to the third quarter of 2009. During the quarter ended September 26, 2010, we recognized an asset impairment of $4.9 million based on a determination made in the period that certain intangible assets were made redundant by assets acquired with our purchase of the Channel Storage business from Adaptec, and accordingly, the carrying value was written down to zero. In addition, the year-over-year increase was primarily due to the combination of completion of planned hiring and other payroll related costs, higher tape-out related expenses, and the effect of foreign exchange on our foreign operations. Costs also increased due to the full quarter of activity from the Channel Storage business acquired from Adaptec during the second quarter of 2010.

Our selling, general and administrative, or SG&A, expenses increased by $5.9 million, or 30% in the third quarter of 2010 as compared to the third quarter of 2009, primarily as a result of the acquisition related integration costs, as well as a full quarter of activity relating to the Channel Storage business, the effect of foreign exchange on our foreign operations, completion of planned hiring and other payroll related costs.

Amortization of purchased intangible assets

Amortization expense for acquired intangible assets related to developed technology, customer relationships, trademarks and backlog decreased by $3.9 million in the third quarter of 2010 compared to the same period in 2009. The decrease was the result of intangibles related to the acquisition of Passave, Inc. becoming fully amortized early in the second quarter of 2010.

Amortization expense for the third quarter includes $1.2 million amortization related to the intangible assets identified in the preliminary purchase price allocation for our acquisition of the Channel Storage business from Adaptec.

Restructuring costs and other charges

The activity related to excess facility accruals under our restructuring plans during the third quarter of 2010, by year of plan, were as follows:

(in thousands)	2007	2006	2005	2001	Total
Balance at June 27, 2010	$355	$51	$1,792	$666	$2,864
Reversals and adjustments	—	—	—	(1)	(1)
New charges	—	—	50	16	66
Cash payments	(62)	(19)	(356)	(229)	(666)

Balance at September 26, 2010	$293	$32	$1,486	$452	$2,263

The remaining balance relates only to excess facilities for the remaining plans, namely the 2007, 2006, 2005, and 2001 plans. Payments for excess facilities under these restructuring plans may extend to October 2011. Further details regarding these restructuring plans are available in our Annual Report on Form 10-K for the year ended December 27, 2009.

Other expense and Provision for income taxes

	Third Quarter		Change
($ in millions)	2010	2009
Gain on investment securities	$0.2	$—	100%
Amortization of debt issue costs	$(0.1)	$(0.1)	—%
Foreign exchange loss	$(0.7)	$(1.1)	36%
Interest income (expense), net	$0.1	$(0.5)	120%
(Provision for) recovery of income taxes	$(11.2)	$8.6	(230)%

Gain on sale of investment securities

In the third quarter of 2010, we realized a gain on sale of investment securities of $0.2 million related to the disposition of investment securities.

Amortization of debt issue costs

In connection with our senior convertible notes, during the third quarter of 2010, as in the third quarter of 2009, we recorded amortization related to deferred debt issue costs of $0.1 million.

Foreign exchange loss

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange loss was $0.7 million in the third quarter of 2010, which was primarily due to foreign exchange loss on the revaluation of our foreign denominated assets and liabilities. The foreign exchange loss was driven by the foreign exchange rate between the United States Dollar and these foreign currencies depreciating 1% during the third quarter of 2010 compared to depreciating 5% during the third quarter of 2009.

Interest income (expense), net

Net interest income increased by $0.6 million in the third quarter of 2010 compared to the third quarter of 2009 due mainly to an increase in both cash balances and investment yields.

Provision for income taxes

We recorded a provision for income taxes of $11.2 million and a recovery of income tax of $8.6 million for the three months ended September 26, 2010 and September 27, 2009, respectively. Our effective tax rate was 42% and (44)% for the three months ended September 26, 2010 and September 27, 2009, respectively. During the three months ended September 26, 2010, we began utilizing available stock option related loss carry-forwards. As a result, we recognized an $8.0 million benefit from these loss carry-forwards in stockholders’ equity, as opposed to offsetting the income tax provision for utilization of non-stock option related losses in 2009. The remaining difference relates primarily to foreign exchange translation of a foreign subsidiary.

The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, permanent differences arising from stock based compensation, foreign translation of a foreign subsidiary, investment tax credits earned, non-deductible intangible asset amortization, the effect of intercompany transactions, changes in valuation allowance, and changes in accruals related to the unrecognized tax benefit liabilities in the three months ended September 26, 2010 and September 27, 2009, respectively.

The condensed consolidated financial statements for the three and nine months ended September 26, 2010 and September 27, 2009 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $24.5 million recorded as long-term prepaid expenses as at September 26, 2010 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits.

First Nine Months of 2010 and 2009

Net revenues

	First Nine Months		Change
($ millions)	2010	2009
Net revenues	$475.8	$356.6	33%

Net revenues for the first nine months of 2010 were $475.8 million compared to $356.6 million for the same period in 2009, an increase of $119.2 million or 33%, primarily due to volume. Net revenues generated from the Enterprise Infrastructure products increased by 45%. The Enterprise Infrastructure products include our storage and microprocessor-based SOC products increased by 72%. Net revenues generated from the Communications Infrastructure products, which include our wireline, wireless and PON devices, increased by 4%.

The growth in net revenues from our Enterprise Infrastructure products was primarily due to improvements in net revenues from our enterprise storage products and microprocessor products. We experienced broad-based market recovery and a corresponding positive enterprise and corporate information technology spending environment. The increase in net revenues from our enterprise storage products was mainly driven by higher demand for our 8Gbps Fibre Channel products, and continued deployment of 3Gbps and 6Gbps SAS platforms. In addition, we shipped more of our 6Gbps SAS RAID-on-Chip, which started production volumes in the second quarter of 2009.

We also had additional revenues from the Channel Storage business which was acquired during the second quarter of 2010.

Net revenues from our Communications Infrastructure products increased by 4%. On a year-over-year basis, we experienced growth in the North American and European geographies, partially offset by a decline in net revenues year-over-year in Asia.

Gross profit

	First Nine Months		Change
($ millions)	2010	2009
Gross profit	$322.9	$236.0	37%
Percentage of net revenues	68%	66%

Total gross profit increased by $86.9 million in the first nine months of 2010 compared to the same period in 2009 while gross profit as a percentage of net revenues increased by 2% to 68% from 66% in the first nine months of 2010 as compared to the first nine months of 2009. We experienced an increase in gross profit as a percentage primarily due to product mix and applying fixed costs over higher sales volumes.

Other costs and expenses:

	First Nine Months		Change
($ millions)	2010	2009
Research and development	$135.9	$110.8	23%
Percentage of net revenues	29%	31%

Selling, general and administrative	$73.1	$63.9	14%
Percentage of net revenues	15%	18%

Amortization of purchased intangible assets	$22.5	$29.5	(24)%
Restructuring costs and other charges	$0.3	$0.8	(63)%

Research and development and selling, general and administrative expenses

Our research and development, or R&D expenses increased $25.1 million or 23% in the first nine months of 2010 compared to the first nine months of 2009. The year-over-year increase was primarily due to the combination of completion of planned hiring and other payroll related costs, higher tape-out related expenses, and the effect of foreign exchange on our foreign operations. Costs also increased due to the activity from the Channel Storage business acquired from Adaptec during the second quarter of 2010. In addition, during the quarter ended September 26, 2010, we recognized an asset impairment of $4.9 million based on a determination made in the period that certain intangible assets were made redundant by assets acquired with our purchase of the Channel Storage business from Adaptec, and accordingly, the carrying value was written down to zero.

Our selling, general and administrative, or SG&A, expenses increased by $9.2 million, or 14% in the first nine months of 2010 as compared to the first nine months of 2009, primarily as a result of the acquisition related integration costs, as well as the result of the activity from the Channel Storage business acquired from Adaptec during the second quarter of 2010, completion of planned hiring and other payroll related costs, and the effect of foreign exchange on our foreign operations.

Amortization of purchased intangible assets

Amortization expense for acquired intangible assets related to developed technology, customer relationships, trademarks and backlog decreased by $7.0 million in the first nine months of 2010 compared to the same period in 2009. The decrease was the result of intangibles related to the acquisition of Passave, Inc. becoming fully amortized early in the second quarter of 2010.

Amortization expense for the first nine months of 2010 does include $1.5 million amortization related to the intangible assets identified in the preliminary purchase price allocation for our acquisition of the Channel Storage business from Adaptec.

Restructuring costs and other charges

The activity related to excess facility accruals under our restructuring plans during the first nine months of 2010, by year of plan, were as follows:

(in thousands)	2007	2006	2005	2001	Total
Balance at December 27, 2009	$526	$94	$2,344	$1,030	$3,994
Reversals and adjustments	(14)	(19)	(2)	7	(28)
New charges	—	—	235	116	351
Cash payments	(219)	(43)	(1,091)	(701)	(2,054)

Balance at September 26, 2010	$293	$32	$1,486	$452	$2,263

During the first nine months of 2010, we made payments totaling $2.1 million for excess facilities costs incurred in connection with past restructuring plans. In addition, we recorded an additional $0.4 million for excess facilities as original assumptions regarding possible sublease on exited facilities were not realized.

Payments for excess facilities under these restructuring plans may extend to 2011.

Further details regarding each of the restructuring plans noted in the above table are available in our Annual Report on Form 10-K for the year ended December 27, 2009.

Other expense and Provision for income taxes

($ in millions)	First Nine Months
	2010	2009	Change
Loss on investment securities	$(0.1)	$—	(100)%

Amortization of debt issue costs	$(0.2)	$(0.2)	—%

Loss on subleased facilities	$—	$(0.5)	100%

Foreign exchange (loss) gain	$(1.6)	$0.1	(1,700)%

Interest expense, net	$(0.1)	$(2.1)	95%

(Provision for) recovery of income taxes	$(16.9)	$3.5	(583)%

Loss on investment securities

In the first nine months of 2010, we realized a loss on investment securities of $0.1 million related to the disposition of investment securities.

Amortization of debt issue costs

In connection with our senior convertible notes, during the first nine months of 2010, we recorded amortization related to deferred debt issue costs of $0.2 million, as in the first nine months of 2009.

Loss on subleased facilities

We recorded a $0.5 million loss on subleased facilities in the first nine months of 2009. No such amounts were incurred in the first nine months of 2010.

Foreign exchange (loss) gain

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange loss was $1.6 million in the first nine months of 2010, which was primarily due to foreign exchange loss on the revaluation of our foreign denominated assets and liabilities. The foreign exchange loss was driven by the foreign exchange rate between the

United States Dollar and these foreign currencies depreciating 2% during the first nine months of 2010 compared to depreciating 11% during the first nine months of 2009.

Interest expense, net

Net interest expense decreased by $2.0 million in the first nine months of 2010 compared to the first nine months of 2009 due mainly to an increase in both cash balances and investment yields.

Provision for income taxes

We recorded a provision for income taxes of $16.9 million and a recovery of income taxes of $3.5 million for the first nine months of 2010 and 2009, respectively. Our effective tax rate was 19% and (12)% for the nine months ended September 26, 2010 and September 27, 2009, respectively. During the nine months ended September 26, 2010, we began utilizing available stock option related loss carry-forwards. As a result, we recognized $8.0 million benefit from these loss carry-forwards in stockholders’ equity, as opposed to offsetting the income tax provision for utilization of non-stock option related losses in 2009. The remaining difference relates primarily to foreign exchange translation of a foreign subsidiary.

The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, permanent differences arising from stock based compensation, foreign exchange translation of a foreign subsidiary, investment tax credits earned, non-deductible intangible asset amortization, the effect of intercompany transactions, changes in valuation allowance, and changes in accruals related to the unrecognized tax benefit liabilities in the nine months ended September 26, 2010 and September 27, 2009, respectively.

The condensed consolidated financial statements for the first nine months of 2010 and fiscal 2009 include tax effects associated with the sale of certain assets between wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $24.5 million recorded as long-term prepaid expenses as at September 26, 2010 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits.

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

Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test in the fourth quarter or more frequently if we believe indicators of impairment exist. To determine any goodwill impairment, we perform a two-step process on an annual basis, or more frequently if necessary, 1) to determine whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to carrying value. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results and discount rates used in the discounted cash flow method of valuation. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

There were no indications of impairment to goodwill or intangible assets during the first nine months of 2010. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

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

Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities

Our cash equivalents, short-term investments and long-term investment securities are comprised of corporate bonds and notes, money market funds, United States (“US”) treasury and government agency notes including Federal Deposit Insurance Corporation (“FDIC”) – insured corporate notes, foreign government and agency notes, and United States state and municipal securities with minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent. At September 26, 2010, these securities had an estimated fair value of $531.3 million.

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

During 2008, we assessed the fair value of certain of our investment securities by giving consideration to Level 2 and Level 3 inputs for the shares of the Reserve International Liquidity Fund, Ltd. and the Reserve Primary Fund (the “Primary Fund”) (together the “Reserve Funds”) and their underlying securities. Based on this assessment, we recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share communicated by the Reserve Funds’ Primary Fund. We reassessed the fair value of our investments in money market funds during the first nine months of 2010, and we determined there were no further impairments.

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

Business Outlook

We expect our revenues for the fourth quarter of 2010 to be approximately $147.7 million to $155.8 million.

We anticipate our fourth quarter 2010 gross margin percentage to be 68.5% plus or minus 50 basis points, including approximately $0.2 million of stock-based compensation expense. As in past quarters this could vary depending on the volume of products sold, since many of our costs are fixed. Margins may also vary depending on the mix of products sold.

We expect our fourth quarter 2010 research and development, and selling, general and administrative expenses, to be approximately $71.5 million to $73.5 million, including stock-based compensation expense of approximately $4.5 million to $5.5 million.

We expect that we will continue to incur significant amortization of purchased intangible assets related to our acquisitions in the fourth quarter of 2010.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repurchase our senior convertible notes, and finance working capital. The combination of cash, cash equivalents, short-term investments, and long-term investment securities at September 26, 2010 and December 27, 2009 totaled $555.8 million and $453.4 million, respectively, which are composed of the following:

	September 26, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Cash	$24,484	$—	$—	$24,484
Money market funds	106,572	19	—	106,591

Total cash and cash equivalents	131,056	19	—	131,075

Short-term investments:
Corporate bonds and notes	55,288	2,438	(3)	57,723
US treasury and government agency notes	10,714	356	—	11,070
Money market funds	18,668	—	—	18,668
Foreign government and agency notes	9,260	255	—	9,515
US states and municipal securities	17,269	84	—	17,353

Total short-term investments	111,199	3,133	(3)	114,329

Long-term investment securities:
Corporate bonds and notes	204,470	2,238	(42)	206,666
US treasury and government agency notes	83,194	507	—	83,701
Foreign government and agency notes	18,236	248	—	18,484
US states and municipal securities	1,500	30	—	1,530

Total long-term investment securities	307,400	3,023	(42)	310,381

Total	$549,655	$6,175	$(45)	$555,785

*	Gross unrealized gains include accrued interest on investments of $2.8 million. The remainder of the gross unrealized gains and losses is included in the condensed consolidated balance sheet as other comprehensive income.

	December 27, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Cash	$29,757	$—	$—	29,757
Money market funds	163,068	16	—	163,084

Total cash and cash equivalents	192,825	16	—	192,841

Short-term investments:
Corporate bonds and notes	14,760	1,426	(4)	16,182
US treasury and government agency notes	20,376	804	(1)	21,179
Money market funds	23,242	—	—	23,242
US states and municipal securities	7,300	25	—	7,325

Total short-term investments	65,678	2,255	(5)	67,928

Long-term investment securities:
Corporate bonds and notes	108,102	669	(306)	108,465
US treasury and government agency notes	52,594	389	(53)	52,930
Foreign government and agency notes	30,179	123	(82)	30,220
US states and municipal securities	1,019	2	—	1,021

Total long-term investment securities	191,894	1,183	(441)	192,636

Total	$450,397	$3,454	$(446)	$453,405

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses is included in the condensed consolidated balance sheet as other comprehensive income.

As of September 26, 2010 and December 27, 2009, we had $60.8 million and $58.4 million of senior convertible notes outstanding, respectively, recorded on our condensed consolidated balance sheets. The face value of the senior convertible notes as at both September 26, 2010 and December 27, 2009 was $68.3 million. We continue to expect that our cash from operations, short-term investments and long-term investment securities, including distributions from the Reserve Funds, to be our primary sources of liquidity.

As of September 26, 2010 and December 27, 2009, we had $18.7 million and $23.2 million, respectively, of our short-term investments in shares of the Reserve Funds for which we have outstanding redemption orders recorded on our condensed consolidated balance sheets. The Reserve Funds were AAA-rated money market funds that announced redemption delays and suspended trading in September 2008 during the severe disruption in financial markets. The Reserve Funds are in the process of liquidating their portfolio of investments, which included securities of Lehman Brothers Holdings, Inc. that was downgraded and has filed for Chapter 11 bankruptcy protection.

Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments, and these changes could be material.

See Critical Accounting Estimates – Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities for additional information.

Operating Activities

During the first nine months of 2010, we generated net positive operating cash flows of $134.0 million, which was $43.7 million higher than the $90.3 million generated during the first nine months of 2009. The positive cash flow from operations in both periods was primarily from net income, net of addbacks of non-cash expenses. Net revenues and net income in the first nine months of 2010 were substantially higher than the same period last year, and were the key drivers of the increase in operating cash flows year over year. Comparatively, in the first nine months of 2010, the increase in accounts receivables based on revenue growth and increased days sales outstanding, and the increase in deferred income in the amount of $9.7 million were the most significant working capital changes off-setting net income to arrive at operating cash flows. The fluctuations in our working capital accounts are attributable to timing of transactions rather than particular events or trends.

Investing Activities

We used net cash of $211.0 million for investing activities in the first nine months of 2010, which included $303.2 million for the purchase of investment securities, $34.3 million to purchase the Channel Storage business of Adaptec, and $11.1 million for the purchase of property, equipment and intellectual property, offset by the receipt of $133.0 million proceeds from the disposal of investment securities and $4.6 million in partial distributions received from the Reserve Funds.

Net cash provided by investing activities was $33.3 million in the first nine months of 2009, which included $170.8 million in partial distributions from the Reserve Funds, and $11.1 million in proceeds from the disposal of investment securities, offset by $209.3 million for the purchase of investment securities, and $6.0 million for the purchase of property and equipment and intellectual property.

Financing Activities

In the first nine months of 2010, we generated $15.1 million from the issuance of common shares under our employee stock option plans. In the first nine months of 2009, we generated $24.3 million from the issuance of common shares under our employee stock option plans.

As of September 26, 2010, we had cash commitments made up of the following:

(in thousands)	Total	2010	2011	2012	2013	2014	After 2014
Contractual Obligations

Operating Lease Obligations:
Minimum Rental Payments	$35,838	$2,540	$7,428	$4,671	$4,317	$3,825	$13,057
Estimated Operating Cost Payments	13,392	1,037	3,267	1,784	1,557	1,441	4,306
Long Term Debt:
Principal Repayment	68,340	—	—	—	—	—	68,340
Interest Payments	23,067	—	1,538	1,538	1,538	1,538	16,915
Purchase and other Obligations	19,518	5,596	7,721	6,201

	$160,155	$9,173	$19,954	$14,194	$7,412	$6,804	$102,618

In addition to the amounts shown in the table above, we have recorded a $53.8 million liability for unrecognized tax benefits as of September 26, 2010 and we are uncertain as to if or when such amounts may be realized.

Purchase obligations as noted in the above table are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $25.9 million at October 24, 2010 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

On August 23, 2010, we signed an office lease agreement to relocate our corporate headquarters to Sunnyvale, California. The additional commitment of $18.5 million relating to this lease is included in the table above as operating lease obligations.

Also, in addition to the amounts shown in the table above, we expect to use approximately $5.5 million of cash in the remainder of 2010 for property and equipment and purchases of intellectual property.

On October 21, 2010, we entered into a definitive agreement to acquire Wintegra Inc. for cash consideration of $240 million less cash on hand at the closing date, subject to certain adjustments. Additional cash consideration of up to $60 million may be paid if certain growth and performance milestones are reached by the end of 2011. This transaction is expected to close in the fourth quarter of 2010 subject to customary closing conditions and regulatory approvals.

Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, capital expenditure, and remaining restructuring requirements through the next twelve months.

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

Based on a sensitivity analysis performed on the financial instruments held at September 26, 2010, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100, or 150 basis points would result in a decline, or increase, in portfolio value of approximately $3.2 million, $6.4 million, and $9.6 million, respectively.

Senior Convertible Notes:

At September 26, 2010, $68.3 million in face value of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our senior convertible notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, and changes in our credit worthiness.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, particularly in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts on behalf of our Canadian subsidiary. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our foreign currency forward contracts failed to complete the terms of their contracts, we would purchase Canadian dollars at the spot rate as of the date the funds were required. If the counterparties to our foreign currency forward contracts that matured in the fiscal quarter ended September 26, 2010, had not fulfilled their contractual obligations and we were required to purchase Canadian dollars at the spot rate, our operating income for the first nine months of 2010 would have increased by $0.8 million.

At September 26, 2010, we had 18 contracts outstanding to purchase Canadian dollars, all with maturities of less than 12 months that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $29.1 million and the contracts had a fair value of $0.8 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first nine months of 2010, we recorded a $1.3 million foreign exchange loss on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $2.8 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first nine months of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

Stockholder Derivative Lawsuits

On April 29, 2010, the United States District Court for the Northern District of California issued a Final Judgment and Order of Dismissal with Prejudice which approved the settlement and dismissal of the consolidated action In re PMC-Sierra, Inc. Derivative Litigation, Master File No. C-06-05330-RS. As a result of the settlement, the Meissner v. Bailey, et al., Santa Clara Superior Court Case No. 1-06-CV-071329 was also dismissed.

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

Over the past two years, financial markets in the United States, Europe and Asia experienced extreme disruption, including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments took unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. We have experienced delays in redemptions of our money market funds and we have recognized an $11.8 million loss on investment securities on our shares of the Reserve International Liquidity Fund, Ltd. and the Reserve Primary Fund during 2008. As of September 26, 2010, the original underlying securities held by the Reserve Funds had matured, and with the exception of Lehman Brothers’ securities, the balances were held by the Reserve Funds in the form of overnight agency notes. Changes in market conditions and the method and timing of the liquidation process of the Reserve Funds could result in further adjustments to the fair value and classification of these investments (classified as short-term investments as at September 26, 2010), and these changes could be material.

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

We depend on a limited number of customers for large portions of our revenues. During the rolling twelve month period ended September 26, 2010, we had one end customer that accounted for more than 10% of our net revenues, namely Hewlett-Packard Company. During the rolling twelve month period ended September 27, 2009, we had two end customers that accounted for more than 10% of our net revenues, namely Hewlett-Packard Company, and Huawei Technologies Co. Ltd. In the first nine months of 2010, our top ten customers accounted for more than 65% of our revenues. In the first nine months of 2009, our top ten customers accounted for more than 75% of our revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Our results of operations are increasingly dependent on our sales in China, which on a bill-to basis, accounted for 32% of our revenues in the third quarter of 2010 compared to 36% in third quarter of 2009. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial negative impact on our business. While the growth of Fiber-To-The-Home technology in China has continued to be strong, a slowdown in that growth would have an adverse impact on our operating results.

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

Design wins may not translate into near-term revenues and the timing of revenues from newly designed products is often uncertain.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $1.3 million foreign exchange loss on the revaluation of our income tax liability, net of deferred tax assets, in the first nine months of 2010 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $2.8 million impact to our pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In the first nine months of 2010, two outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

We have $60.8 million carrying value ($68.3 million of face value) of our 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

2.1	Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010.	8-K	0-19084	October 26, 2010	2.1

10.1	Office Lease					X

11.1	Calculation of net income per share – included in Note 11. Net Income Per Share of the financial statements included in Item I of Part I of this Quarterly Report.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: November 4, 2010	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and
Principal Accounting Officer