Form 10-K
period 2010-12-26
PMC SIERRA INC
filed 2011-02-24
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 26, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                  to

Commission File Number 0-19084

PMC-Sierra, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2925073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1380 Bordeaux Drive

Sunnyvale, CA 94089

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 239-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 Par Value Preferred Stock Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of the Common Stock on June 27, 2010 as reported by the NASDAQ Global Select Market, was approximately $1.1 billion. Shares of Common Stock held by each executive officer and director and by each person known to the registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2011, the registrant had 233,221,019 shares of Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 26, 2010.

Unless the context requires otherwise, “PMC-Sierra”, “PMC”, “the Company”, “us”, “our” or “we”, mean PMC-Sierra, Inc. together with our subsidiary companies.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and the portions of our Proxy Statement incorporated by reference into this Annual Report contain forward-looking statements. We often use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements.

These forward-looking statements apply only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements made herein or elsewhere, whether as a result of new information, future events or otherwise. Our actual results could differ materially and adversely from those anticipated in forward-looking statements, including without limitation the risks described under “Item IA. Risk Factors” and elsewhere in this Annual Report and our other filings with the SEC. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements include statements as to, among other topics:

•	business strategy;

•	business outlook;

•	sales, marketing and distribution;

•	wafer fabrication capacity;

•	competition and pricing;

•	critical accounting policies and estimates;

•	customer product inventory levels, needs and order levels;

•	demand for networking, storage and consumer equipment;

•	net revenues;

•	gross profit;

•	research and development expenses;

•	selling, general and administrative expenses;

•	other income (expense), including interest income (expense);

•	foreign exchange rates;

•	taxation rates and tax provision;

•	sources of liquidity and liquidity sufficiency;

•	capital resources;

•	capital expenditures;

•	restructuring activities, expenses and associated annualized savings;

•	cash commitments;

•	purchase commitments;

•	use of cash;

•	expectation regarding our amortization of purchased intangible assets;

•	our expectations regarding our acquisitions of the Channel Storage business from Adaptec, Inc., and of Wintegra, Inc. and

•	expectations regarding distribution from certain investments.

This Annual Report should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any current reports filed on Form 8-K subsequent to the date of the original filing.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

PMC-Sierra, Inc. (“PMC” or the “Company”) is an internet infrastructure semiconductor solutions provider. The Company designs, develops, markets and supports semiconductor solutions by integrating its mixed-signal, software and systems expertise through a network of offices in North America, Europe and Asia.

We have approximately 730 different semiconductor devices that are sold to leading equipment and design manufacturers, who in turn supply their equipment principally to service providers, carriers and enterprises globally. We provide semiconductor solutions for our customers by leveraging our intellectual property, design expertise and systems knowledge across a broad range of applications and industry protocols. PMC’s portfolio of semiconductor devices are used in various applications of communications network infrastructure equipment and enable the transporting and storing of large quantities of digital data, in a secure manner.

PMC was incorporated in the state of California in 1983 and reincorporated in the state of Delaware in 1997. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “PMCS”. Our fiscal year normally ends on the last Sunday of the calendar year. Fiscal years 2010, 2009 and 2008 consisted of 52 weeks.

INDUSTRY OVERVIEW

The rapid growth in the digital consumer devices market continues to drive increasing demand for bandwidth and efficient networks that can manage high levels of data and video traffic. At the same time, communication service providers are seeking ways to increase their revenues by bundling and delivering a range of services to their customers in a cost-effective manner. Applications such as Video-on-Demand, Internet Protocol Television (“IPTV”), videoconferencing, and data-intensive mobile smartphones and tablets are causing traffic levels to increase significantly. For example, a recent study issued by Cisco Systems Inc. forecast that worldwide mobile data traffic will increase 26-fold over the next five years, reaching an annual run rate of 75 exabytes by 2015. This demand is resulting in carriers and enterprises having to upgrade and improve their network infrastructure and storage management capabilities. Enterprises, governments, corporations, small offices and home offices are expanding their networks to better capture, store and access large quantities of data and video, efficiently and securely.

MARKETS THAT WE SERVE

Our portfolio of semiconductor devices are used in various applications of communications network infrastructure equipment and enable the transporting and storing of large quantities of digital data, in a secure manner. Our semiconductor devices enable equipment primarily in five market segments: Enterprise Storage; Fiber Access; Wireless Access; Metro Transport and Aggregation; and Printer and Enterprise Networking. For information relating to our segment information, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements – Note 17. Segment Information.

Our products and solutions for the Enterprise Storage market segment enable high-speed communications between the servers, switches and storage devices that comprise these systems thus allowing large quantities of data to be stored, managed and moved securely. As storage demand continues to grow, managing the data becomes more critical for the operation of the entire company or service provider. Our focus in this area is in developing communication devices and controllers for high-performance storage systems in the Storage Area Network (“SAN”) and Network Attached Storage (“NAS”) markets, including 6 Gbps SAS/SATA and 8Gbps Fibre Channel (“FC”) controllers and expanders for this market segment. We also offer server adaptor products with high-performance Solid State Drive (“SSD”) caching capability that are used to configure, manage and monitor storage volumes.

We address demands for increasing bandwidth with our Fiber Access products. Passive Optical Networking (“PON”) is being deployed by carriers worldwide to facilitate higher speed service to residences and enterprises. Instead of copper cables, fiber is deployed to the neighborhood, the multi-dwelling unit or the residence, to deliver advanced services such as voice, video and data at faster speeds. The advantage of PON is that it provides high bandwidth without sensitivity to the distance between the central office and the subscriber.

Our product offerings in the Wireless Access market segment include devices that are used in 2G, 3G and 4G wireless base stations and mobile backhaul. We have semiconductor solutions that capture and transmit data over T/E lines, and have recently expanded our offerings into IP/Ethernet solutions through the acquisition of Wintegra, Inc. (“Wintegra”) in 2010. Wintegra’s product offerings fit strategically with our overall efforts to accelerate the transition of existing communications equipment from Time-Division Multiplexing (“TDM”) to converged, packet-centric solutions. Our highly integrated network processors are optimized for mobile backhaul, microwave backhaul, and cell site aggregation networks.

Our Metro Transport and Aggregation (“Metro”) products are used in equipment such as edge routers, multi-service provisioning platforms, and optical transport platforms where signals are gathered, processed and transmitted to the next destination as quickly and efficiently as possible in the metro area network. Next-generation networking equipment can handle multi-protocol, multi-service traffic and enable voice, video and data to be moved at high speeds over the network. For high-capacity data communication over fibre optic systems, the standard used is Synchronous Optical Networks (“SONET”) in North America and parts of Asia, and is Synchronous Digital Hierarchy (“SDH”) in the rest of the world. In addition to using SONET/SDH to increase the bandwidth or capacity of their networks, many service providers are starting to implement packet-based transport equipment using a standard called Optical Transport Network (“OTN”). OTN equipment is starting to be deployed in the metro and access portions of the network.

Our Printer and Enterprise Networking products provide integrated solutions for laser printers, switches, and routers that are used by enterprises and small businesses to manage their data on an inter-office and intra-office basis. We sell our standalone microprocessors and integrated system-on-chip devices primarily into the mid- to high-end and multi-function segments of that market. In addition, we have some device applications for enterprise networking equipment primarily for small and medium sized businesses.

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

We work very closely with our customers to intimately understand their application and product needs. Beyond striving to deliver best-in-class products, we aim to ensure they get the best service and technical support required to assist them with their product development efforts. We have a strong history of mixed-signal and microprocessor expertise that allows PMC to integrate many of these functions and protocols into complex devices that are combined with our firmware and software for full solutions. We leverage our common technologies and intellectual property across a broad range of communications and storage equipment. Our OEM customers include Alcatel-Lucent, Cisco Systems Inc., EMC Corp., Fujitsu Ltd. (“Fujitsu”), Hewlett-Packard Company (“H-P”), Hitachi, Ltd. (“Hitachi”), Huawei Technologies Co., Ltd. (“Huawei”), LSI Logic Corp., Mitsubishi Electric Corp. (“Mitsubishi Electric”) and ZTE Corp (“ZTE”).

2.	Expand our business in the enterprise storage market segment.

We continue to broaden our product line for the external and server-attached storage markets, as new standards and the level of integration continues to evolve. With growth in cloud computing services, we see increasing demand in the storage and data center market segments. Our focus remains on high-performance interconnect devices and controllers based on SAS/SATA and Fibre Channel protocol standards. We also offer controller and adaptor solutions for server-attached storage systems for OEM and Channel customers. We believe the need for faster and more complex devices will increase as next-generation storage systems are developed by our customers and deployed by enterprises worldwide.

3.	Protect and extend our position in the metro transport and aggregation market segment.

PMC has a strong track record in developing semiconductor solutions for the access, aggregation and metro transport portion of the market. With more data and video moving on to the global network, we continue to develop new technologies that enable higher speed, lower latency, and more efficient systems for global service providers. As next-generation Optical Transport Platforms are deployed in the Aggregation and Metro areas of the network, PMC is delivering solutions that enable this class of equipment. Carriers globally will be transitioning their networks over time to more packet-centric transport and routing platforms designed with products that meet the Optical Transport Network (OTN) protocol standard.

4.	Expand our solutions in wireless access market segment.

With the proliferation of mobile internet devices—such as smartphones and tablets—there are increasing requirements for carriers to capture and backhaul this traffic more efficiently. Existing mobile networks were built primarily for voice technology and therefore carriers are upgrading their wireless base stations, mobile backhaul networks, and aggregation systems to handle the increasing traffic and demand for bandwidth. We are bringing to market new devices for our OEM customers in the areas of Radio Frequency (RF) and Remote Radio Head (RRH) solutions for wireless networks as well as packet-based solutions for mobile backhaul, cell site aggregation, and access equipment.

5.	Expand our business in the fiber access market segment.

We are working very closely with carriers and OEMs around the world to help them design and develop solutions that enable broadband access speeds of 1Gbps and 2.5Gbps—to manage the growing number of services such as videostreaming, videoconferencing, IPTV, and online gaming. We believe PON technology will continue to be deployed by carriers around the world as they move to higher-speed broadband access solutions. We are investing to maintain our leadership position in the PON market and to help accelerate the expansion of this technology globally. We are also investing in PON solutions that enable speeds of 10Gbps both upstream and downstream along the fiber optical lines to improve the efficiency of access technology.

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

We sell our products to end customers directly and through distributors and independent manufacturers’ representatives. In 2010, less than 30% of our orders were shipped through distributors, approximately 53% were sent by us directly to contract manufacturers selected by OEMs, and the balance were sent directly to our OEM customers.

In 2010, our largest distributor was Avnet Inc. (“Avnet”), which represented our products worldwide (excluding Japan, Israel, and Taiwan). In 2010, total sales shipped through Avnet worldwide were 14% of our total net revenues. Our second largest distributor is Macnica Inc. Sales shipped through this distributor in 2010 were approximately 2% of our total net revenues.

In 2010, we had one end customer, Hewlett-Packard Company, which accounted for more than 10% of our revenues.

Our sales outside of the United States, based on customer billing location, accounted for 85%, 87% and 80% of total revenue in 2010, 2009 and 2008, respectively. Our sales to customers in Asia, including Japan and China, were 77%, 84% and 73% of total revenues in 2010, 2009, and 2008, respectively.

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

Our lead-time, or the time required to manufacture our devices, is typically 12 to 18 weeks. Based on this lead-time, our team of production planners initiates purchase orders with our wafer suppliers and with our chip assemblers for the assembly and test of our parts so that, to the best of our ability, our products are available to meet customer demand.

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

We have existing, or are in the process of renewing, our supply agreements with UMC and TSMC. Generally, terms we seek, include but are not limited to, supply terms without minimum unit volume requirements for PMC, indemnification and warranty provisions, quality assurances and termination conditions.

Assembly and Test

Once our wafers are fabricated, they must be probed or inspected, to identify which individual units, referred to as die, were properly manufactured. Most wafers that we purchase are sent directly to an outside assembly house where the die are individually cut and packaged into semiconductor devices. The individual devices are then run through various electrical, mechanical and visual tests before customer delivery. PMC outsources all of its wafer probe and final testing to independent subcontractors.

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

Since the acquisition of the Channel Storage business from Adaptec, PMC has significant business in manufacturing and selling Printed Circuit Board (“PCB”) based products. These products are assembled and tested by an independent contract manufacturer before shipping to a distribution center. The design, materials, production test and packaging are specified by PMC and the manufacturing subcontractors are regularly audited and qualified by PMC.

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

From time to time we announce new products to the public once development of the product is substantially completed and there are no longer significant technical risks and costs to be incurred. As we have a portfolio of approximately 730 products, we do not consider any individual new product or group of products released in a year to be material, beyond our continuing development of a portfolio of products that meet our customers’ future needs.

At the end of fiscal 2010, we had design centers in the United States (California, Pennsylvania, Texas, Oregon and Minnesota), Canada (British Columbia, Saskatchewan and Quebec), Israel (Herzliya and Ra’anana), China (Shanghai), Germany (Ismaning and Neckarsulm) and India (Bangalore).

Our research and development spending was $187.5 million in 2010, $149.2 million in 2009, and $157.6 million in 2008.

BACKLOG

Our sales originate from customer purchase orders. However, our customers frequently revise order quantities and shipment schedules to reflect changes in their requirements. As of December 26, 2010, our backlog of products scheduled for shipment within three months totaled approximately $116.7 million. In 2009, such backlog totaled approximately $126.9 million. Unless our customers cancel or defer to a subsequent year with respect to a portion of this backlog, we expect this entire backlog to be filled in 2011.

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

We compete against established peer-group semiconductor companies that focus on the communications and storage semiconductor business. These companies include the following: Altera Corp., Applied Micro Circuits Corp.; Broadcom Corp.; Cortina Systems, Inc.; Emulex Corp.; Exar Corp.; Infineon Technologies AG; Intel Corp.; LSI Corp.; Maxim Integrated Products, Inc.; Marvell Technology Group Ltd.; Mindspeed Technologies, Inc.; QLogic Corp.; Vitesse Semiconductor; and Xilinx, Inc.. Many of these companies are well financed, have significant communications semiconductor technology assets and established sales channels, and depend on the market in which we participate for the bulk of their revenues.

Over the next few years, it is possible for additional competitors to enter the market with new products, some of which may also have greater financial and other resources than we do.

We are also continuing to expand into certain market segments, such as the Enterprise Storage market segment that have established incumbents with substantial financial and other resources. Some of these incumbents derive a majority of their earnings from these markets. We expect continued strong competition in these markets.

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have a total of 530 U.S. and 87 foreign patents for circuit designs and other innovations used in the design and architecture of our products. In addition, we have 95 patent applications pending in the U.S. Patent and Trademark office. Our patents typically expire 20 years from the patent application date, with our existing patents expiring between 2011 and 2030.

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

EMPLOYEES

As of December 26, 2010, we had 1,449 employees, including 880 in Research and Development, 105 in Production and Quality Assurance, 306 in Sales and Marketing and 158 in Administration. During 2010, we completed two acquisitions that increased our number of employees by 260 employees. Our employees are not represented by a collective bargaining agreement and we have never experienced any related work stoppage.

ADDITIONAL INFORMATION AND SEC REPORTS

Our principal executive offices are located at 1380 Bordeaux Drive, Sunnyvale, CA 94089. Our internet webpage is located at www.pmc-sierra.com; however, the information accessed on or through our webpage is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our webpage after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

In the recent past, financial markets in the United States, Europe and Asia experienced extreme disruption, including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of other securities. Governments took unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values.

Currently, these conditions have not impaired our liquidity for operational purposes. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which may impair our liquidity in the future. The tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, and in the financial strength of our customers and suppliers. We are unable to predict the likely duration and severity of the disruptions in financial markets and adverse economic conditions in the U.S. and other countries.

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

Fluctuations in demand is dependent on, among other things the size of the markets for our products, the rate at which such markets develop, and the level of capital spending by end customers. We cannot assure you of the rate, or extent to which, capital spending by end customers will grow, if at all. Furthermore, industry growth rates may not be as forecast, which may result in our spending on product development being either insufficient for or in excess of actual market requirements.

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

We depend on a limited number of customers for large portions of our net revenues. In 2010 and 2009, we had one end customer that accounted for more than 10% of our revenues, namely Hewlett-Packard Company. In 2010, our top ten customers accounted for more than 60% of our net revenues.

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

Changes in the political and economic climate in the countries in which we do business may adversely affect our operating results.

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

Our results of operations are increasingly dependent on our sales in China, which on a bill-to basis, accounted for over 34% of our net revenues in 2010 compared to 40% of our revenues in 2009. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial negative impact on our business. While the growth of Fiber-To-The-Home technology in China has continued to be strong, a slowdown in that growth would have an adverse impact on our operating results.

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

Our revenues may decline if we do not maintain a competitive portfolio of products or if we fail to secure design wins.

We are experiencing significantly greater competition in the markets in which we participate. We are expanding into market segments, such as the Wireless, and Fiber and Radio Access market segments, which have established incumbents with substantial financial and technological resources. We expect more intense competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

We typically face competition at the design stage, where customers evaluate alternative design approaches requiring integrated circuits. We often compete in bid selection processes to achieve design wins. These selection processes can be lengthy and can require us to invest significant effort and incur significant design and development expenditures. We may not win competitive selection processes and even if we do win such processes, we may not generate the expected level of revenue despite incurring significant design and development expenditures. Because the life cycles of our customers’ products can last several years and changing suppliers involves significant cost, time, effort and risk, our failure to win a competitive bid can result in our foregoing revenue from a given customer’s product line for the life of that product.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $1.8 million foreign exchange loss on the revaluation of our income tax liability, net of deferred tax assets, in 2010 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $3.0 million impact to our pre-tax net income.

We are exposed to the credit risk of some of our customers.

Many of our customers employ contract manufacturers to produce their products and manage their inventories. Many of these contract manufacturers represent greater credit risk than our OEM customers, who do not guarantee our credit receivables related to their contract manufacturers.

In addition, a significant portion of our sales flow through our distribution channel, this generally represents a higher credit risk. Should these companies encounter financial difficulties, our revenues could decrease, and collection of our significant accounts receivables with these companies or other customers could be jeopardized.

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

We do not own or operate a wafer fabrication facility. In 2010, three outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

We have operations, mainly research and development facilities, located in Israel and India which employ approximately 278 and 97 people, respectively. A catastrophic event, such as a terrorist attack, that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and our operating results.

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

To compete effectively, we must protect our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We hold numerous patents and have a number of pending patent applications. However, our portfolio of patents includes some that expired in 2010 and are expiring in subsequent years, which could have a negative effect on our ability to prevent competitors from duplicating certain of our products.

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

At December 26, 2010, we have $61.6 million carrying value ($68.3 million of face value) of our 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier.

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

We adopted a stockholder rights plan in 2001, pursuant to which we declared a dividend of one share purchase right for each outstanding share of common stock. If certain events occur, including if an investor tenders for or acquires more than 15% of our outstanding common stock, stockholders (other than the acquirer) may exercise their rights and receive $650 worth of our common stock in exchange for $325 per right, or we may, at our option, issue one share of common stock in exchange for each right, or we may redeem the rights for $0.001 per right. The issuance of the rights could have the effect of delaying or preventing a change in control of us. This stockholder rights plan will expire, pursuant to its terms, on May 25, 2011.

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

During 2010, we leased properties in 32 locations worldwide totaling approximately 578,000 square feet. Approximately 23% of the space we leased was excess at December 26, 2010. Approximately 81% of the excess space has been subleased and we continued to actively pursue opportunities to sublease or negotiate our exit from the remaining excess facilities.

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

In addition to the two major sites in Santa Clara and Burnaby, during 2010 we also operated thirteen additional research and development centers: two in Canada, five in the U.S., one in Bangalore, India, two in Israel, two in Germany, and one in Shanghai, China.

We have 18 sales/operations offices located in Europe, Asia, and North America.

Subsequent to the year ended December 26, 2010, PMC moved its corporate headquarters from Santa Clara, California to Sunnyvale, California, where it has leased approximately 62,000 square feet of office premise to replace the Santa Clara office space.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the NASDAQ Global Select Market:

Fiscal 2010	High	Low
First Quarter	$9.21	$7.76
Second Quarter	9.60	7.49
Third Quarter	8.47	6.91
Fourth Quarter	8.49	7.01

Fiscal 2009	High	Low
First Quarter	$6.86	$4.26
Second Quarter	8.48	6.34
Third Quarter	9.97	7.34
Fourth Quarter	9.99	7.93

To maintain consistency, the information provided above is based on the last day of the calendar quarter rather than the last day of the fiscal quarter.

Stockholders

As of February 22, 2011, there were 921 holders of record of our Common Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business or to fund acquisitions and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for PMC, the line-of-business index for semiconductors and related devices (SIC code 3674) furnished by Research Data Group, Inc., and the S&P 500 Index. In addition, we have included the Russell 3000 Index, a broad equity market index in which we are included. We have determined that the companies included in the Russell 3000 Index more closely match our company characteristics than the companies included in the S&P 500 Index, as the Russell 3000 Index includes companies in the semiconductor industry and related industries with similar size and median market capitalization. The graph assumes the investment of $100 on December 31, 2005. The performance shown is not necessarily indicative of future performance.

SOURCE: RESEARCH DATA GROUP, INC.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth data from our consolidated financial statements for each of the last five fiscal years.

	Year Ended (in thousands, except for per share data)
	December 26, 2010(1)	December 27, 2009(2)	December 28, 2008(3)	December 30, 2007(4)	December 31, 2006(5)
STATEMENT OF OPERATIONS DATA:
Net revenues	$635,082	$496,139	$525,075	$449,381	$424,992
Cost of revenues	204,518	165,231	181,642	158,297	146,456
Gross profit	430,564	330,908	343,433	291,084	278,536
Research and development	187,467	149,184	157,642	159,134	158,660
Selling, general and administrative	104,117	84,942	93,532	100,486	102,364
Amortization of purchased intangible assets	29,932	39,344	39,344	39,343	33,381
In-process research and development	—	—	—	—	35,300
Restructuring costs and other charges	403	888	824	14,837	6,119

Income (loss) from operations	108,645	56,550	52,091	(22,716)	(57,288)
Gain on sale of investment securities	202	171	—	—	—
Amortization of debt issue costs and gain on extinguishment of debt	(200)	(200)	14,568	(680)	(680)
Foreign exchange (loss) gain	(2,360)	(2,371)	8,068	(18,486)	(109)
Interest (expense) income, net	(1,248)	(2,511)	(757)	1,497	1,206
Loss on subleased facilities	—	(538)	—	—	—
Recovery of impairment on investment securities	3,776	—	—	—	—
Gain on disposition of investment in Wintegra, Inc.	4,509	—	—	—	—
Loss on investments	—	—	(11,790)	—	(1,269)
Asset impairment	—	—	(4,300)	—	—
Recovery on investments	—	—	400	—	—
(Provision for) recovery of income taxes	(30,162)	(4,224)	70,017	(16,848)	(49,237)

Net income (loss)	$83,162	$46,877	$128,297	$(57,233)	$(107,377)

Net income (loss) per share—basic	$0.36	$0.21	$0.58	$(0.26)	$(0.53)
Net income (loss) per share—diluted	$0.35	$0.20	$0.57	$(0.26)	$(0.53)
Shares used in per share calculation—basic	231,427	226,225	221,659	216,330	203,470
Shares used in per share calculation—diluted	234,787	229,567	223,687	216,330	203,470

	As at
	December 26, 2010(1)	December 27, 2009(2)	December 28, 2008(3)	December 30, 2007(4)	December 31, 2006(5)
	(in thousands)
BALANCE SHEET DATA:
Working capital	$154,264	$229,547	$284,316	$280,575	$192,146
Cash and cash equivalents	293,355	192,841	97,839	364,922	258,914
Short-term investments	54,801	67,928	209,685	—
Long-term investment securities	235,369	192,636	—	—	—
Total assets	1,526,546	1,115,477	969,965	1,130,535	1,004,805
Short-term loan	180,991	—	—	—	—
Convertible notes	61,605	58,356	55,357	173,130	164,711
Liability for contingent consideration	28,194	—	—	—	—
Long-term obligations	8,940	6,211	503	958	—
Stockholders’ equity	1,019,071	880,523	779,258	646,403	628,965

There were no cash dividends issued during the years ended December 26, 2010, December 27, 2009, December 28, 2008, December 30, 2007, and December 31, 2006.

(1)	Results for the year ended December 26, 2010 include $0.8 million stock-based compensation expense and $1.0 million acquisition-related costs included in Cost of revenues; $9 million stock-based compensation and $4.9 million asset impairment included in Research and development expenses; $12.1 million stock-based compensation and $6.9 million acquisition related costs included in Selling, general and administrative expense; $1.8 million foreign exchange loss on foreign tax liabilities; $3.2 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $1.1 million interest expense related to short-term loan; and $30.2 million net income tax provision, including $13.4 million sheltered by the benefit of stock option related loss carry-forwards recognized in equity, $7.8 million income tax provision relating to income from operating results, $4.8 million income tax provision relating to inter-company transactions, $5.5 million income tax provision for adjustments relating to prior periods, $4.1 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $3.7 million arrears interest relating to unrecognized tax benefits, $0.6 million deferred tax recovery related to non-deductible intangible asset amortization, and $0.3 million tax recovery related to stock-based compensation.

(2)	Results for the year ended December 27, 2009 include $0.8 million stock-based compensation expense included in Cost of revenues; $8.7 million stock-based compensation expense and $1.0 million termination costs included in Research and development expenses; $12.0 million stock-based compensation expense and $0.6 million termination costs included in Selling, general and administrative expenses; $3.0 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $2.7 million foreign exchange loss on foreign tax liabilities; $0.5 million loss on subleased facilities; and $4.2 million income tax recovery which includes $6.5 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $5.0 million tax provision relating to intercompany transactions, $4.8 million income tax provision relating to income from operating results, $1.5 million tax provision based on completed filings and assessments received from tax authorities, $1.5 million arrears interest relating to unrecognized tax benefits and $2.1 million deferred tax recovery related to non-deductible intangible asset amortization.

(3)	Results for the year ended December 28, 2008 include $1.1 million stock-based compensation expense included in Cost of revenues; $11.2 million stock-based compensation expense included in Research and development expenses; $12.5 million stock based compensation expense included in Selling, general and administrative expenses; $5.6 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $8.2 million foreign exchange gain on foreign tax liabilities; $15.0 million gain on repurchase of senior convertible notes, net; and $70.0 million net income tax recovery including $98.0 million net adjustment to the accrual for unrecognized tax benefits, $22.1 million income tax provision relating to income from operating results, $8.2 million tax expense relating to foreign exchange translation of a foreign subsidiary, $3.0 million tax recovery based on completed tax filings and assessments, $3.1 million arrears interest relating to unrecognized tax benefits, $2.3 million tax provision relating to the tax effect on an intercompany dividend, $1.4 million deferred tax recovery related to the asset impairment related to the termination of a supplier contract, $2.0 million deferred tax recovery related to non-deductible intangible asset amortization, and $1.3 million deferred tax recovery related to the impairment of investment securities.

(4)

Results for the year ended December 30, 2007 include $1.7 million stock-based compensation expense included in Cost of revenues; $16.6 million stock-based compensation expense included in Research and development expenses; $17.1 million stock-based compensation expense and $2.2 million reversal of an accrual for payroll-related taxes, included in Selling, general and administrative expenses; $8.4 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $18.2 million foreign exchange loss on our income tax liability; and $16.8 million net income tax provision, including $22.4 million income tax provision relating to income from operating results, $13.1 million of interest relating to the liability for unrecognized tax benefit of prior years, $6.2 million tax recovery related to foreign exchange translation of a foreign subsidiary, $6.7 million tax recovery based on completed tax filings and assessments, $3.8 million recovery of future income taxes, and $2.0 million deferred tax recovery related to non-deductible intangible asset amortization,

(5)	Results for the year ended December 31, 2006 include $8.2 million purchase accounting adjustments to inventory, $1.8 million stock-based compensation expense, and $0.8 million in additional contractor costs included in Cost of revenues; $16.2 million stock-based compensation expense included in Research and development expenses; $2.4 million for employee-related taxes; $19.9 million stock-based compensation expense and $0.2 million acquisition-related relocation expenses included in Selling, general and administrative expenses; $7.8 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $0.5 million foreign exchange gain on our income tax liability; $49.2 million net income tax provision including $29.9 million increase in our estimated tax provision for previous years as a result of a written communication received in 2007 from a tax authority, $16.5 million income tax provision relating to income from operating results, and $7.0 million withholding and other taxes on repatriation of funds included in the provision for income taxes and $4.2 million income tax recovery relating to deferred tax recovery related to non-deductible intangible asset amortization and other tax adjustments.

Quarterly Comparisons

	Quarterly Data (in thousands except for per share data)
	Year Ended December 26, 2010				Year Ended December 27, 2009
	Fourth(1)	Third(2)	Second(3)	First(4)	Fourth(5)	Third(6)	Second(7)	First(8)
STATEMENT OF OPERATIONS DATA:
Net revenues	$159,252	$162,335	$160,669	$152,826	$139,497	$130,876	$123,194	$102,572
Cost of revenues	51,636	53,813	50,064	49,005	44,583	44,432	39,413	36,803
Gross profit	107,616	108,522	110,605	103,821	94,914	86,444	83,781	65,769
Research and development	51,574	50,180	43,646	42,067	38,350	35,823	36,383	38,628
Selling, general and administrative	30,969	25,567	25,196	22,385	21,088	19,743	22,222	21,889
Amortization of purchased intangible assets	7,396	5,884	6,816	9,836	9,836	9,836	9,836	9,836
Restructuring costs and other charges	81	66	—	256	75	175	303	335

Income (loss) from operations	17,596	26,825	34,947	29,277	25,565	20,867	15,037	(4,919)
Gain (loss) on sale of investment securities	281	220	(429)	130	171	—	—	—
Amortization of debt issue costs	(50)	(50)	(50)	(50)	(50)	(50)	(50)	(50)
Loss on subleased facilities	—	—	—	—	—	—	—	(538)
Foreign exchange (loss) gain	(738)	(707)	74	(989)	(2,480)	(1,094)	(2,867)	4,070
Interest (expense) income, net	(1,170)	68	(25)	(121)	(372)	(487)	(841)	(811)
Recovery of impairment on investment securities	3,776	—	—	—	—	—	—	—
Gain on disposition of investment in Wintegra, Inc.	4,509	—	—	—	—	—	—	—
(Provision for) recovery of income taxes	(13,290)	(11,201)	(4,411)	(1,260)	(7,708)	8,583	(3,430)	(1,669)

Net income (loss)	$10,914	$15,155	$30,106	$26,987	$15,126	$27,819	$7,849	$(3,917)

Net income (loss) per share—basic	$0.05	$0.07	$0.13	$0.12	$0.07	$0.12	$0.03	$(0.02)
Net income (loss) per share—diluted	$0.05	$0.06	$0.13	$0.12	$0.06	$0.12	$0.03	$(0.02)
Shares used in per share calculation—basic	232,942	231,966	230,997	229,804	229,070	227,123	224,861	223,844
Shares used in per share calculation—diluted	236,277	234,292	234,925	233,653	233,751	231,863	227,883	223,844

(1)

Results include $0.2 million stock-based compensation expense and $0.9 million acquisition related costs included in Cost of revenues; $2.3 million stock-based compensation expense included in Research and development expense; $3.1 million stock-based compensation expense and $4.7 million acquisition related costs included in Selling, general and administrative expense; $0.5 million foreign exchange loss on foreign tax liabilities; $0.8 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; and $13.3 million net income tax provision, including $5.4 million sheltered by the benefit of stock option related loss carry-forwards recognized in equity, $2.5 million income tax provision relating to income from operating results, $2.9 million income tax provision for adjustments relating to prior periods, $1.9 million income tax provision relating to inter-company transactions, $1.6 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, and $2.2 million arrears interest relating to unrecognized tax benefits.

(2)	Results include $0.2 million stock-based compensation expense, and $0.1 million acquisition related costs included in Cost of revenues; $2.3 million stock-based compensation expense and $4.9 million asset impairment included in Research and development expense; $2.9 million stock-based compensation expense and $0.8 million acquisition related costs included in Selling, general and administrative expense; $0.3 million foreign exchange loss on foreign tax liabilities; $0.8 million non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; and $11.2 million net income tax provision, including $8 million sheltered by the benefit of stock option related loss carry-forwards recognized in equity, $2.6 million income tax provision adjustments relating to prior periods, $1.6 million income tax provision relating to income from operating results, $0.7 million income tax recovery relating to inter-company transactions, $0.6 million net tax recovery relating to the foreign exchange translation of a foreign subsidiary, $0.5 million arrears interest relating to unrecognized tax benefits, and $0.2 million tax recovery related to stock-based compensation.

(3)	Results include $0.2 million stock-based compensation and $0.1 million acquisition related costs included in Cost of revenues; $0.2 million stock-based compensation expense included in Research and development expense; $3.3 million stock-based compensation expense and $1.5 million acquisition related costs included in Selling, general and administrative expense; $0.8 million non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; and $4.4 million net income tax provision, including $2.1 million tax provision relating to inter-company transactions, $1.7 million income tax provision relating to income from operating results, $0.5 million arrears interest relating to unrecognized tax benefits, $0.3 million net tax expense relating to foreign exchange translation of a foreign subsidiary, and $0.2 million deferred tax recovery related to non-deductible intangible asset amortization.

(4)	Results include $0.2 million stock-based compensation included in Cost of revenues; $2.2 million stock-based compensation expense included in Research and development expense; $3 million stock-based compensation expense included in Selling, general and administrative, $1 million foreign exchange loss on foreign tax liabilities, $0.8 million non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; and $1.3 million net income tax provision, including $2.1 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $2.0 million income tax provision relating to income from operating results, $1.5 million tax provision relating to inter-company transactions, $0.5 million arrears interest relating to unrecognized tax benefits, $0.5 million deferred tax recovery related to non-deductible intangible asset amortization, and $0.1 million tax provision relating to prior periods.

(5)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.1 million stock-based compensation included in Research and development expense; $2.9 million stock-based compensation included in Selling, general and administrative expense; $0.8 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $2.4 million foreign exchange loss on foreign tax liabilities; and $7.7 million net income tax provision, including $1.9 million net tax provision relating to foreign exchange translation of a foreign subsidiary, $1.8 million income tax provision relating to income from operating results, $1.8 million tax provision relating to inter-company transactions, $1.8 million tax provision based on completed filings and assessments received from tax authorities, $0.5 million arrears interest relating to unrecognized tax benefits, $0.5 million deferred tax recovery related to non-deductible intangible asset amortization, and $0.4 million in tax provision related to stock-based compensation.

(6)	Results include $0.1 million stock-based compensation expense included in Cost of revenues; $2.2 million stock-based compensation expense and $0.1 million recovery of previously accrued termination costs included in Research and development expense; $2.8 million stock-based compensation expense and $0.1 million recovery of previously accrued termination costs included in Selling, general and administrative expense; $0.8 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $1.0 million foreign exchange loss on foreign tax liabilities; and $8.6 million net income tax recovery, including $9.4 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $0.3 million arrears interest relating to unrecognized tax benefits, $0.9 million tax provision relating to inter-company transactions, $1.4 million income tax provision relating to income from operating results, $0.5 million tax recovery related to non-deductible intangible asset, $0.8 million tax recovery based on completed filings and assessments received from tax authorities, and $0.5 million tax recovery related to stock-based compensation.

(7)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.1 million stock-based compensation expense included in Research and development expense; $3.3 million stock-based compensation expense included in Selling, general and administrative expense; $0.7 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $2.9 million foreign exchange loss on foreign tax liabilities; and $3.4 million net income tax provision which includes $1.5 million net tax expense relating to foreign exchange translation of a foreign subsidiary, $0.9 million income tax provision relating to income from operating results, $0.4 million arrears interest relating to unrecognized tax benefits, $1.2 million tax provision relating to inter-company transactions, $0.5 million tax recovery related to non-deductible intangible asset amortization, and $0.1 million tax recovery relating to prior periods.

(8)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.3 million stock-based compensation expense and $1.2 million termination costs included in Research and development expense; $2.9 million stock-based compensation expense and $0.8 million termination costs included in Selling, general and administrative expense; $0.7 million of non-cash interest for the accretion of the debt discount related to the senior convertible notes; $3.6 million foreign exchange gain on foreign tax liabilities; and $1.7 million net income tax provision which includes $0.5 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $0.4 million arrears interest relating to unrecognized tax benefits, $0.7 million tax provision relating to prior periods, $0.6 million income tax provision relating to income from operating results, $1.0 million tax provision relating to inter-company transactions, and $0.5 million tax recovery related to non-deductible intangible asset amortization.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

OVERVIEW

We generate revenues from the sale of semiconductor solutions that we have designed and developed or acquired. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, 100% of our revenues in 2010 came from products developed or acquired in 2009 and earlier. After an individual product is released for production and announced it may take several years before that product generates any significant revenues.

Our current revenues are generated by a portfolio of approximately 730 products which we have designed and developed, or acquired. PMC’s diverse product portfolio enables many different types of communications network infrastructure equipment. Our Enterprise Storage products enable high-speed communication servers, switches and storage devices to store, manage and move large quantities of data securely. Moving beyond data centers, our Fiber Access products are used to send data from residences and businesses to carrier back offices over fibre optic networks. Our Wireless Access solutions are used in wireless base stations, mobile backhaul, and aggregation equipment. Our Metro networking products are used in optical transport platforms, multi-services provisioning platforms, and edge routers where they gather, process and transmit disparate traffic to their next destination in the network. Our Printer and Enterprise Networking provide integrated solutions for laser printers, switches, and routers that are used by enterprises and small businesses to manage their data.

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

On June 8, 2010, we completed the acquisition of the Channel Storage business from Adaptec. The Channel Storage business includes Adaptec’s RAID storage product line, a well-established global value added reseller customer base, and leading SSD cache performance solutions. We purchased the Channel Storage business from Adaptec because of its strategic and product fit with our existing enterprise storage products and its growth potential in the storage channel market segment.

With regard to our communications business, we continue to see the convergence of networks and build-outs by service providers who need to handle increasing levels of data and video traffic, as well as reduce their network operating costs. We are seeing growth in demand for our wireline and wireless access product, as well as our metro optical transport solutions.

On November 18, 2010, we completed the acquisition of Wintegra, a provider of highly integrated network processors optimized for mobile backhaul for 3G and 4G wireless and wireline broadband networks. The acquisition accelerates PMC’s product offering in IP/Ethernet packet-based mobile backhaul equipment and fits strategically with its overall efforts to accelerate the transition of existing communications equipment to converged, packet-centric solutions.

We expect our microprocessor solutions to continue to ship into the laser printer market as well as the enterprise networking market.

RESULTS OF OPERATIONS

NET REVENUES

(in millions)	2010	Change	2009	Change	2008
Net revenues	$635.1	28%	$496.1	(6)%	$525.1

Overall net revenues for 2010 increased $139.0 million, or 28% compared to net revenues for 2009, primarily due to higher sales volume, including volume attributable to two acquisitions the Company completed during the year. The acquisitions of the Channel Storage business from Adaptec, Inc., and Wintegra, Inc. completed in 2010 generated additional net revenues of $40.2 million compared to 2009 and 2008.

Net revenues generated from our Enterprise Storage products and our Printer and Enterprise Networking products increased by 54% in 2010, compared to 2009. We experienced broad-based market recovery in 2010 and a corresponding positive enterprise and corporate information technology spending environment. The increase in net revenues from our enterprise storage products was mainly driven by higher demand for our 4Gbps and 8Gbps Fiber Channel products, and continued deployment of 3Gbps and 6Gbps SAS platforms. In addition, we shipped more of our 6Gbps SAS RAID-on-Chip product, which started shipping in production volumes in the second quarter of 2009.

Net revenues generated from our Enterprise-related products decreased by 2% in 2009 compared to 2008. The decline in net revenues noted was due to a 35% decline in net revenues from lower shipments of our Printer products, largely offset by a 12% increase in net revenues from our Enterprise Storage products. The lower shipment volumes of our Printer products were mainly due to the working down of inventories by our customers and the effects of the general economic slowdown on enterprise spending. The increase in our Enterprise Storage net revenues was mainly attributable to our 6 Gb/SAS RAID-on-Chip, which began shipping in production volumes in the second quarter of 2009, as well as the increased demand for our 3 Gb SAS expander products.

We generate net revenues from our Metro, Transport and Aggregation products, Fiber Access, and Wireless Access (our “wired and wireless” products). The demand for these products is largely driven by the capital spending by telecommunications carriers. Net revenues generated from these products increased by 5% in 2010 compared to 2009. On a year-over-year basis, we experienced growth in the North American and European geographies, partially offset by a decline in net revenues from Asia.

Net revenues generated by our wired and wireless products decreased in 2009 by 9%, compared to 2008. The decline in net revenues from these products was mainly due to consumption of excess inventory by our customers and lower levels of capital spending by carriers in those end market segments. As a partial offset to this decline in net revenues we experienced increased demand from our Chinese OEM customers related to the communications networking infrastructure build out in those market segments.

GROSS PROFIT

(in millions)	2010	Change	2009	Change	2008
Gross profit	$430.6	30%	$330.9	(4)%	$343.4
Percentage of net revenues	68%		67%		65%

Gross profit for 2010 increased by $99.7 million over 2009. Gross profit as a percentage of net revenues was 68% in 2010 and 67% in 2009. The 1% increase in gross profit is attributable to product mix, applying fixed costs over higher sales volumes and having customer funded ASIC mask sets at zero margin during 2009, which we did not have in 2010.

Gross profit for 2009 decreased by $12.5 million over gross profit in 2008. The gross profit as a percentage of net revenues was 67% in 2009 and 65% in 2008. The 2% increase in gross profit is attributable to product mix, as well as cost reductions achieved in 2009 as compared to 2008. This was offset by an approximately 1% decrease mainly due to having customer funded ASIC mask sets at zero margin during 2009, which we did not have in 2008.

OTHER COSTS AND EXPENSES

(in millions)	2010	Change	2009	Change	2008
Research and development	$187.5	26%	$149.2	(5)%	$157.6
Percentage of net revenues	30%		30%		30%

Selling, general and administrative	$104.1	23%	$84.9	(9)%	$93.5
Percentage of net revenues	16%		17%		18%

Amortization of purchased intangible assets	$29.9	(24)%	$39.3	—%	$39.3
Percentage of net revenues	5%		8%		7%

Restructuring costs and other charges	$0.4	(56)%	$0.9	13%	$0.8
Percentage of net revenues	—%		—%		—%

Research and Development Expenses

Our research and development (“R&D”), expenses were $187.5 million in 2010. This was $38.3 million, or 26% higher compared to 2009. $8.7 million of the increase in R&D expenses was due to the Channel Storage business acquired from Adaptec during the second quarter of 2010, and Wintegra, Inc. acquired during the fourth quarter of 2010. Also, R&D expenses were higher due to an asset impairment of $4.9 million based on a determination made in the period that certain intangible assets were made redundant by assets acquired with our purchase of the Channel Storage business from Adaptec. Payroll costs increased by $16.6 million due to combination of the completion of planned hiring and other payroll related costs, and the effect of foreign exchange on our foreign operations. Total outside consultant services and material costs, including wafer and photomask costs increased by $11.4 million due to higher number of tapeouts. The remaining $3.3 million reduction in expenses relates to reduction in other expenses.

Our R&D expenses were $149.2 million in 2009. This was $8.4 million, or 5%, lower compared to 2008. Payroll costs decreased by $8.6 million mainly due to the effect of foreign exchange in our foreign operations, partially offset by an increase in headcount. Total material costs, including outside consultant services, wafer and photomask costs increased by $3.0 million mainly due to higher investment in R&D related to our storage products, partially offset by a decrease in costs related to fewer tapeouts in 2009 compared to 2008. The remaining $2.8 million reduction in expenses relates to the reduction in other expenses due to cost reduction activities.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses increased by $19.2 million, or 23% compared to 2009. $15.2 million of this increase resulted from the two acquisitions completed during 2010, including $6.9 million in acquisition-related costs. The remainder of the increase relates to the completion of planned hiring and other payroll related costs, and the effect of foreign exchange on our foreign operations.

Our SG&A expenses were $8.6 million, or 9%, lower in 2009 compared to 2008. Payroll costs decreased by $4.9 million mainly due to the effect of foreign exchange in our foreign operations. The remaining $3.7 million reduction in expenses relates to the reduction in other expenses due to cost reduction activities.

Amortization of Purchased Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, customer relationships, trademarks and backlog decreased by $9.4 million, or 24% in 2010 compared to 2009. The decrease was the result of intangibles related to the acquisition of Passave, Inc. becoming fully amortized early in the second quarter of 2010. Amortization expense for 2010 does include $2.4 million and $1.8 million of amortization related to the intangible assets identified in the preliminary purchase price allocation for our acquisitions of the Channel Storage business from Adaptec, and Wintegra, Inc., respectively.

The annual amortization of intangible assets acquired from Storage Semiconductor Business and Passave was $18.9 million and $20.4 million, respectively, for each of 2009 and 2008.

Restructuring Costs and Other Charges

We incurred restructuring costs and other charges in 2010, 2009 and 2008 of $0.4 million, $0.9 million and $0.8 million, respectively. The lower costs incurred in 2010 compared to 2009 and 2008 is due to our restructuring activities nearing completion and minor adjustments to excess facilities related assumptions of sublease income.

For details on restructuring plans, please see within Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 6. Restructuring and Other Costs.

OTHER INCOME AND EXPENSES

($ in millions)	2010	Change	2009	Change	2008
Gain on sale of investment securities	$0.2	—%	$0.2	100%	$—
Amortization of debt issue costs and gain on repurchase of senior convertible notes	$(0.2)	—%	$(0.2)	(101)%	$14.6
Loss on subleased facilities	$—	100%	$(0.5)	(100)%	$—
Foreign exchange (loss) gain	$(2.4)	—%	$(2.4)	(130)%	$8.1

Interest expense, net	$(1.2)	52%	$(2.5)	(213)%	$(0.8)
Recovery of impairment (loss) on investment securities	$3.8	100%	$—	100%	$(11.8)

Gain on disposition of investment in Wintergra, Inc.	$4.5	100%	$—	—%	$—
Recovery on investments	$—	—%	$—	(100)%	$0.4
Asset impairment	$—	—%	$—	100%	$(4.3)
(Provision for) recovery of income taxes	$(30.2)	(619)%	$(4.2)	106%	$70.0

Gain on sale of investment securities

In 2010 and 2009, we realized gains of $0.2 million related to disposition of investment securities.

Amortization of debt issue costs and gain on repurchase of senior convertible notes

We recognized amortization of debt issue costs of $0.2 million, $0.2 million and $0.4 million for 2010, 2009 and 2008, respectively.

In 2005, we issued $225.0 million of 2.25% senior convertible notes. In 2008, we repurchased $156.7 million principal amount of our senior convertible notes for $138.3 million and expensed $3.2 million of related unamortized debt issue costs and transactions costs resulting in a net gain of $15.0 million.

Loss on subleased facilities

We recorded a $0.5 million loss on subleased facilities during 2009. There was no loss on subleased facilities in 2010 and 2008.

Foreign exchange (loss) gain

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian dollar relative to the United States dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange loss was $2.4 million in 2010 and 2009 and a net foreign exchange gain of $8.1 million in 2008, which was primarily due to foreign exchange gain (loss) on the revaluation of our net foreign tax liability. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk). The revaluation of this foreign tax liability was required because of the foreign exchange rate fluctuations of other currencies against the United States dollar. The foreign exchange rate between the United States dollar and the currencies of countries where we have significant tax liabilities depreciated 4% during 2010, and depreciated 14% during 2009.

Interest expense, net

Our net interest expense for 2010, 2009, and 2008 was $1.2 million, $2.5 million, and $0.8 million, respectively.

In 2010, the decrease in net interest expense of $1.3 million, compared to 2009, was due to an increase of $2.3 million in interest income earned due to higher investment yields and higher cash balances, offset by $1.0 million interest expense on our short-term loan related to our acquisition of Wintegra, Inc. In 2009, the increase in net interest expense of $1.7 million, compared to 2008, was due to a decrease of $5.8 million in interest income due to lower investment yields, offset by $4.1 million decrease in interest expense relating to the senior convertible notes, which resulted from partial repurchases of the senior convertible notes in 2008.

Recovery of impairment (loss) on investment securities

At December 26, 2010, we held $22.4 million in investments in shares of the Reserve Funds, net of an impairment of $8.0 million. We recorded an impairment of $11.8 million in the third quarter of 2008, and recorded a partial recovery of $3.8 million in the fourth quarter of 2010. This recovery was recorded based on a distribution of $22.4 million received from the Reserve International Fund on December 31, 2010. See Critical Accounting Policies and Estimates—Investments in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities.

Gain on investment in Wintegra, Inc.

During the fourth quarter of 2010, we acquired Wintegra. Prior to the acquisition date, November 18, 2010, we owned 2.6% of the outstanding shares of Wintegra. Upon acquiring the remaining equity interests of Wintegra, we recorded a gain on the step-acquisition on this pre-existing investment of $4.5 million.

Recovery on investments

In 2008, we received $0.4 million from an investment in a private company, previously written off.

Asset impairment

In 2008, we recorded $4.3 million for an asset impairment related to a supplier contract termination. There was no asset impairment in 2010 and 2009.

(Provision for) Recovery of Income Taxes

We recorded a provision for income taxes of $30.2 million and $4.2 million for 2010 and 2009, respectively, resulting in an increase in provision for income taxes of $26 million. Our effective tax rate was 27% and 8% for 2010 and 2009, respectively. During 2010, we began utilizing available stock option related loss carry-forwards. As a result we recognized $13.4 million of additional income tax provision due to the benefit of stock option related loss carry-forwards being recognized in equity. This impacted our effective tax rate by 12%. The remaining difference relates primarily to foreign exchange translation of a foreign subsidiary, and changes in accruals related to the unrecognized tax benefit liabilities.

The difference between our effective tax rates and the 35% federal statutory rate in each of 2010, 2009 and 2008, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, permanent differences arising from stock-based compensation, foreign exchange translation of a foreign subsidiary, investment tax credits earned, non-deductible intangible asset amortization, the effect of intercompany transactions, changes in valuation allowance, and changes in accruals related to the unrecognized tax benefit liabilities.

The 2009 provision for income taxes was $4.2 million, which consisted of $9.9 million recovery associated with the change in deferred tax relating to unrealized foreign exchange loss arising from the foreign currency translation pertaining to a foreign subsidiary, $4.9 million tax expense relating to the amortization of the tax effects relating to inter-company transactions relating to sale of certain assets, as discussed below, $4.5 million tax provision relating to the liability for unrecognized tax benefits (including associated interest), $3.8 million increase in deferred income tax related to past acquisitions and $0.9 million increase in tax expense from operations, net of investment tax credits earned.

The consolidated financial statements for the 2010 and 2009, include the tax effects associated with the sale of certain assets between our wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly prepaid tax expenses were recorded in the year ended December 27, 2009. The balance in long-term prepaid expenses as at December 26, 2010 and December 27, 2009, to be recognized in future years was $23 million and $26.2 million, respectively. The tax expense during 2010 and 2009 resulting from these transactions was $3.2 million and $4.9 million, respectively.

Our provision for income taxes for the year ended December 28, 2008 was a $70.0 million recovery, resulting in an effective tax rate of negative 120% on net income of $58.3 million. The recovery was primarily as a result of one of our foreign subsidiaries settling several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of a $124.1 million tax benefit (see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 16. Income Taxes). In addition, we accrued $35.2 million (including associated interest) relating to an ongoing liability arising from the examination of our existing transfer pricing practices prior to the settlement noted above, $28.1 million of income tax from normal operations (offset by investment tax credits of $19.5 million), $5.8 million deferred tax expense from an unrealized gain arising from foreign currency translation pertaining to a foreign subsidiary, and $4.5 million increase in tax from various items, including deferred taxes, minimum taxes and revisions of prior estimates.

BUSINESS OUTLOOK

We expect our revenues for the first quarter of 2011 to be approximately $150 million to $160 million based on typical order patterns. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenues are likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. In the fourth quarter of 2010, net orders booked and shipped within the quarter were approximately 22% of quarterly sales, and we expect the turns percentage to be similar in the first quarter of 2011 compared with the fourth quarter of 2010.

We anticipate our first quarter 2011 gross margin percentage to be in the range of 61.4% 62.8%, which includes approximately $0.2 million stock-based compensation expense and $9.0 million acquisition inventory adjustments. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our first quarter 2011 research and development and selling, general and administrative expenses to be approximately $90.5 million to $93.5 million, respectively including, stock-based compensation expense of approximately $5.5 million to $6.5 million, and amortization of purchased intangible assets related to our past acquisitions of $11 million.

We anticipate that net interest expense will be approximately $0.6 million in the first quarter of 2011 as interest income earned from our cash position will be offset by interest expense incurred on our outstanding senior convertible notes.

The GAAP provision for income taxes is not available on a forward looking basis without unreasonable effort.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash from operations, our short-term investments and long-term investment securities and our short-term loan. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repurchase and repay our senior convertible notes and finance working capital. The combination of cash, cash equivalents, short-term investments and long-term investment securities at December 26, 2010 and December 27, 2009 totaled $583.5 million and $453.4 million, respectively.

In November 2010, we obtained a short-term loan to facilitate the acquisition of Wintegra, Inc., the balance of which was $181.0 million as of December 26, 2010. We fully repaid this loan subsequent to year end. At both December 26, 2010 and December 27, 2009, we had $68.3 million of senior convertible notes outstanding. In the future, we expect our cash on hand, from operations, our short-term investments, and long-term investment securities to be our primary source of liquidity.

The composition of our cash, cash equivalents and short-term investments and long-term investment securities, as classified in our consolidated balance sheet at December 26, 2010 and at December 27, 2009 is as follows:

	December 26, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$52,125	$—	$—	$52,125
Corporate bonds and notes	30,321	—	—	30,321
US treasury and government agency notes	75,346	—	—	75,346
Money market funds	125,940	21	—	125,961
Foreign government and agency notes	802	—	—	802
US states and municipal securities	8,800	—	—	8,800

Total cash and cash equivalents	293,334	21	—	293,355

Short-term investments:
Corporate bonds and notes	36,139	2,483	(1)	38,621
US Treasury and Government Agency notes	1,193	261	—	1,454
Foreign Government and Agency notes	7,435	279	—	7,714
US States and Municipal securities	6,940	72	—	7,012

Total short-term investments	51,707	3,095	(1)	54,801

Long-term investment securities:
Corporate bonds and notes	169,590	1,338	(367)	170,561
US Treasury and Government Agency notes	47,877	188	(198)	47,867
Foreign Government and Agency notes	15,065	158	—	15,223
US States and Municipal securities	1,720	—	(2)	1,718

Total long-term investment securities	234,252	1,684	(567)	235,369

Total	$579,293	$4,800	$(568)	$583,525

*	Gross unrealized gains include accrued interest on investments of $2.7 million. The remainder of the gross unrealized gains and losses is included in the consolidated balance sheet as other comprehensive income.

	December 27, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$29,757	$—	$—	29,757
Money market funds	163,068	16	—	163,084

Total cash and cash equivalents	192,825	16	—	192,841

Short-term investments:
Corporate bonds and notes	14,760	1,426	(4)	16,182
US Treasury and Government Agency notes	20,376	804	(1)	21,179
Money market funds	23,242	—	—	23,242
US States and Municipal securities	7,300	25	—	7,325

Total short-term investments	65,678	2,255	(5)	67,928

Long-term investment securities:
Corporate bonds and notes	108,102	669	(306)	108,465
US Treasury and Government Agency notes	52,594	389	(53)	52,930
Foreign Government and Agency notes	30,179	123	(82)	30,220
US States and Municipal securities	1,019	2	—	1,021

Total long-term investment securities	191,894	1,183	(441)	192,636

Total	$450,397	$3,454	$(446)	$453,405

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses is included in the consolidated balance sheet as other comprehensive income.

The investments in Reserve Funds, classified as cash and cash equivalents on the consolidated balance sheet, net of provision, totaling $22.4 million at December 26, 2010 (2009—$23.2 million) relate to shares of the International Fund and the Primary Fund. As at December 26, 2010, all the underlying investments held in the Reserve Funds have matured or were sold, and securities are held only in overnight notes. Partial distributions received in 2010 from the Reserve Funds totaled $4.6 million. Subsequent to 2010, we received $22.4 million. See Critical Accounting Policies and Estimates—Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities for additional information.

OPERATING ACTIVITIES

During 2010, we generated $183.3 million in net operating cash flows, compared to $121.8 million in 2009. This increase over 2009 is primarily attributable to earning $83.2 million of net income, which was 77% higher than the prior year, and significant non-cash addbacks of $48.1 million of depreciation and amortization and $21.9 million in stock based compensation. Changes in net working capital accounts generated $25.2 million of our net operating cash flows in 2010:

•

Inventory turns decreased slightly from 5.3 in 2009 to 5 in 2010, as inventory levels grew following the acquisitions of Wintegra, Inc. at the end 2010, resulting in an outflow of cash of $4.7 million;

•	Prepaid expenses and other current assets contributed $8.6 million to net operating cash flows as prepaid items amortizing in 2010 were associated with cash payments made in 2009;

•

Accounts payable and accrued liabilities contributed $10.6 million to net operating cash flow as we incurred greater payroll costs associated with acquisitions completed during the year and general increases to support research and development and greater revenue levels in 2010 compared to 2009;

•

Income tax balances contributed $9 million to operating cash flows in 2010, mainly due to the change in deferred taxes and liabilities for unrecognized tax benefits, partially offset by net cash paid for income taxes in the amount of $16.6 million; and

•	Deferred income contributed $5.2 million to operating cash flows in 2010 as inventory held by distributors increased. The increase in deferred income correlated with the increase in revenues.

INVESTING ACTIVITIES

In 2010, we used $200 million to acquire Wintegra, Inc. and $34.3 million to acquire the Channel Storage Business from Adaptec, Inc. We had no acquisitions in 2009.

In 2010, we also purchased a total of $17 million (2009—$7.8 million) of intangible assets and property and equipment to support ongoing operations. We also purchased investment securities of $347.6 million (2009—$295.4 million) and disposed of $222.3 million (2009—$59.3 million) of these securities. We also redeemed short-term investments of $4.6 million during the year (2009—$186.4 million). We use these investment securities to earn a return on excess cash balances.

During 2010, we reclassified $90.3 million of our short-term and long-term investment securities to cash and cash equivalents as part of these funds were used to repay our short-term loan after December 26, 2010, and the remainder of these funds related to receiving distributions from the International Funds subsequent to our year-end. See Critical Accounting Policies and Estimates—Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities for additional information.

FINANCING ACTIVITIES

In connection with the acquisition of Wintegra, Inc. we borrowed $220 million, $40 million of which was repaid prior to year end. The remainder was repaid shortly after year end. We also received $18.6 million from the exercise of employee stock options throughout the year.

CONTRACTUAL OBLIGATIONS:

At December 26, 2010, we had the following contractual obligations:

	Payments due in:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations:
Minimum Rental Payments	$39,112	$9,736	$11,547	$9,299	$8,530
Estimated Operating Cost Payments	13,599	3,811	4,213	3,290	2,285
Short-term loan:	180,991	180,991	—	—	—
Liability for contingent consideration	28,194	28,194	—	—	—
Long Term Debt(1):
Principal Repayment	68,340	—	—	—	68,340
Interest Payments	23,067	1,538	3,076	3,076	15,377
Purchase and other Obligations(2)	17,748	8,862	8,886	—	—

Total	$371,051	$233,132	$27,722	$15,665	$94,532

(1)

On October 26, 2005, we issued $225 million aggregate principal amount of 2.25% senior convertible notes due 2025 (the “Notes”) and have recorded these Notes as long-term debt. Issuance costs of $6.8 million have been deferred and are being amortized over seven years. During 2008, we repurchased $156.7 million principal amount of our Notes for $138.3 million and expensed $3.2 million related to unamortized debt issue costs and transaction costs resulting in a net gain of $15.0 million. At December 26, 2010, $68.3 million of these Notes remained outstanding and $0.4 million of unamortized debt issue costs were included in investments and other assets.

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

(2)	Purchase obligations are comprised of commitments to purchase design tools and software for use in product development. Included in the purchase commitments above is $17.7 million in design software tools, which will be spent between 2011 and 2013. This amount includes $8.9 million classified as long-term obligations in our consolidated balance sheet for the year ended December 26, 2010. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above. We estimate these other commitments to be approximately $27.1 million at February 7, 2011 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We have a line of credit with a bank that allows us to borrow up to $0.7 million provided we maintain eligible investments with the bank equal to the amount drawn on the line of credit. At December 26, 2010, we had committed $0.6 million under letters of credit as security for office leases.

We expect to use approximately $28.7 million of cash in 2011 for capital expenditures including purchases of intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will be sufficient to satisfy our projected operating, working capital, capital expenditure, purchase obligations and remaining restructuring requirements through the end of 2011.

In addition to the amounts shown in the table above, we have recorded a $58.2 million liability for unrecognized tax benefits as of December 26, 2010 and we are uncertain as to if or when such amounts may be realized.

Contingent consideration

The Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Wintegra at the estimated fair value of $28.2 million as of December 26, 2010, which reflects the fair value of an earn-out payment that the equity holders of Wintegra may be entitled to if 2011 revenues exceed an agreed threshold. The fair value of the liability for contingent consideration arrangement of $28.2 million was estimated by applying the income approach. The measure is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 4.75 percent and probability-adjusted level of quarterly revenues. The Company will perform quarterly revaluations of the liability for contingent liability and record the change as a component of operating income.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 26, 2010, we had no material off-balance sheet financing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

In December 2007, the FASB issued ASC Topic 805, the Business Combinations Topic. ASC Topic 805 changes the accounting for acquisitions that close beginning in 2009. More transactions and events qualify as business combinations and are accounted for at fair value under the new standard. ASC Topic 805 promotes greater use of fair values in financial reporting. Some of the changes introduce more volatility into earnings. ASC Topic 805 is effective for fiscal years beginning on or after December 15, 2008. The Company applied this standard for business combinations that occurred after January 1, 2009. Business combinations that were completed in 2010 were accounted for in accordance with this new standard, as a result, there was a material impact on the treatment of acquisition-related costs, accounting related to a step-acquisition, and contingent consideration (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2. Business Combinations).

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

There was no impairment to goodwill or intangible assets in 2010, except for the asset impairment of $4.9 million relating to certain intangible assets that were made redundant by assets acquired with our purchase of the Channel Storage business from Adaptec. The carrying value of these assets was no longer recoverable based on expected future cash flows associated with these assets. Accordingly, the carrying value was written down to zero. This impairment charge was included in the consolidated statement of operations in research and development expenses. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

The aggregation of operating segments into one reportable segment requires the management to evaluate whether there are similar expected long-term economic characteristics for each operating segment, and is an area of significant judgment. If the expected long-term economic characteristics were to become dissimilar, then we could be required to re-evaluate the number of reportable segments and potentially the goodwill associated with those segments.

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

The timing of any such review and final assessment of our liabilities is substantially out of our control and is dependent on the actions by those local tax authorities. Any re-assessment of our tax liabilities may result in adjustments of the income taxes we pay, with a resulting impact on our tax expense, net income and cash flows. We review our reserves quarterly, and we may adjust such reserves because of changes in facts and circumstances, changes in tax regulations, negotiations between tax authorities and associated proposed tax assessments, the resolution of audits and the expiration of statutes of limitations.

We must also assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve in the form of a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable.

We intend to reinvest all undistributed earnings of all foreign subsidiaries. Accordingly, we have not recognized deferred taxes because of the assertion that the earnings of the foreign subsidiaries are reinvested indefinitely. If our parent company were to repatriate the earnings of foreign subsidiaries, a significant tax liability may result.

Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities

Our cash equivalents, short-term investments and long-term investment securities are comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”)-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes and corporate bonds and notes with minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent. At December 26, 2010, these securities had an estimated fair value of $531.4 million.

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

The investments in Reserve Funds, classified as cash and cash equivalents on the consolidated balance sheet, net of provision, totaling $22.4 million at December 26, 2010 (2009—$23.2 million) relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”). The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008, during the severe disruption in financial markets. We assessed the fair value of its money market funds, including by consideration of Level 2 and Level 3 inputs (see Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 4. Fair Value Measurements) for the Reserve Funds and their underlying securities. Based on this assessment, we recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share as communicated by the Primary Fund. In 2008, we reclassified our investment in shares of the Reserve Funds from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Reserve Funds and their underlying securities. Accordingly, we changed the valuation method from a market approach to an income approach. In addition, in 2008, due to the status of the Reserve Funds, we reclassified a portion of these shares from cash and cash equivalents to short-term investments and long-term investment securities, based on the maturity dates of the underlying securities in the Reserve Funds.

As at December 26, 2010, all the underlying investments held in the Reserve Funds have matured or were sold, and securities are held only in overnight notes. Partial distributions received in 2010 from the Reserve Funds totaled $4.6 million.

During 2010, the Reserve Primary Fund entered into liquidation proceedings which were supervised by the U.S. Securities and Exchange Commission, and we received partial distributions of its holdings. During the fourth quarter of 2010, the U.S. District Court for the Southern District of New York entered into final judgment accepting a proposed settlement agreement with respect to the Reserve International Liquidity Fund, Ltd. Subsequent to the year-ended December 26, 2010, that judgment became final, as a result, we recognized recovery of impairment on investment securities of $3.8 million, based on partial distributions received based on these settlements. The courts set aside certain amounts cash held by the Reserve Funds for legal and administrative costs, and if the cash is not all consumed, we could potentially receive a further distribution.

Accordingly, we received $22.4 million on December 31, 2010. We continue to hold $8 million in shares of the Reserve International Liquidity Fund, which is fully reserved for on the balance sheet. As a result of the subsequent ruling on the Reserve International Liquidity Fund, the investments in the Reserve Funds were reclassified on the consolidated balance sheet from short-term investments to cash and cash equivalents during the fourth quarter of 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

Cash, Cash Equivalents, Short-term Investments and Long-term Investment Securities

We regularly maintain a portfolio of short- and long-term investments comprised of various types of money market funds, United States Treasury and Government Agency notes, FDIC-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. All investments have maturities of 36 months or less. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s or equivalent. We classify these securities as available-for-sale and they are carried at fair market value. Our corporate policies prevent us from holding material amounts of asset-backed commercial paper.

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

A 1% shift in interest rates would impact our annual pre-tax income by approximately $5.5 million.

Senior Convertible Notes:

At December 26, 2010, a principal amount of $68.3 million of these Notes remained outstanding and $0.4 million of unamortized debt issue costs were included in Investments and Other Assets. The Notes were originally issued for $225 million in aggregate principal amount. During 2008, we repurchased $156.7 million principal amount of our Notes for $138.3 million and expensed $3.2 million of related unamortized debt issue costs and transaction costs resulting in a net gain of $15.0 million.

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

Through our operations in Canada and elsewhere outside the United States, we incur research and development, sales, customer support and administrative expenses in Canadian and other foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, particularly in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management strategy, we enter into foreign exchange forward contracts on behalf of our Canadian subsidiary. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less, and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.

As at December 26, 2010, we had 24 currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $44.3 million and the contracts had a fair value of $1.3 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. A 5% shift in the foreign exchange rates between U.S. dollar and the Canadian dollar would impact pre-tax income by approximately $3.0 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 26, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PMC-Sierra, Inc. and subsidiaries as of December 26, 2010 and December 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Vancouver, Canada
February 23, 2011

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 26, 2010	December 27, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$293,355	$192,841
Short-term investments	54,801	67,928
Accounts receivable, net of allowance for doubtful accounts of $1,888 (2009—$1,259)	69,263	50,745
Inventories, net	51,133	31,531
Prepaid expenses and other current assets	21,559	14,476
Income taxes receivable	4,554	—
Deferred tax assets	12,162	3,052

Total current assets	506,827	360,573
Investment securities	235,369	192,636
Investments and other assets	10,687	10,175
Prepaid expenses	22,987	26,187
Property and equipment, net	18,367	13,909
Goodwill	523,712	396,144
Intangible assets, net	202,265	110,458
Deferred tax assets	1,187	250
Deposits for wafer fabrication capacity	5,145	5,145

	$1,526,546	$1,115,477

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term loan	$180,991	$—
Accounts payable	32,048	22,266
Accrued liabilities	76,566	52,996
Liability for unrecognized tax benefit	40,300	31,330
Income taxes payable	—	7,261
Deferred income taxes	2,823	681
Accrued restructuring costs	1,604	3,994
Deferred income	18,231	12,498

Total current liabilities	352,563	131,026
2.25% senior convertible notes due October 15, 2025, net	61,605	58,356
Liability for contingent consideration	28,194	—
Long-term obligations	8,940	6,211
Deferred income taxes	36,549	22,695
Liability for unrecognized tax benefit	17,908	14,663
PMC special shares convertible into 1,370 (2009—1,570) shares of common stock	1,716	2,003

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 232,008 shares issued and outstanding (2009—227,655)	252	247
Additional paid in capital	1,575,949	1,521,476
Accumulated other comprehensive income	2,072	1,164
Accumulated deficit	(559,202)	(642,364)

Total stockholders’ equity	1,019,071	880,523

	$1,526,546	$1,115,477

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Twelve Months Ended
	December 26, 2010	December 27, 2009	December 28, 2008

Net revenues	$635,082	$496,139	$525,075
Cost of revenues	204,518	165,231	181,642

Gross profit	430,564	330,908	343,433
Other costs and expenses:
Research and development	187,467	149,184	157,642
Selling, general and administrative	104,117	84,942	93,532
Amortization of purchased intangible assets	29,932	39,344	39,344
Restructuring costs and other charges	403	888	824

Income from operations	108,645	56,550	52,091

Other income (expense):
Gain on sale of investment securities	202	171	—
Amortization of debt issue costs and gain on repurchase of senior convertible notes	(200)	(200)	14,568
Loss on subleased facilities	—	(538)	—
Foreign exchange (loss) gain	(2,360)	(2,371)	8,068
Interest expense, net	(1,248)	(2,511)	(757)
Recovery of impairment (loss) on investment securities	3,776	—	(11,790)
Gain on investment in Wintegra, Inc.	4,509	—	—
Recovery on investments	—	—	400
Asset impairment	—	—	(4,300)

Income before (provision for) recovery of income taxes	113,324	51,101	58,280
(Provision for) recovery of income taxes	(30,162)	(4,224)	70,017

Net income	$83,162	$46,877	$128,297

Net income per common share—basic	$0.36	$0.21	$0.58
Net income per common share—diluted	$0.35	$0.20	$0.57
Shares used in per share calculation—basic	231,427	226,225	221,659
Shares used in per share calculation—diluted	234,787	229,567	223,687

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008

Cash flows from operating activities:
Net income	$83,162	$46,877	$128,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,147	56,577	59,796
Stock-based compensation	21,935	21,396	24,838
Unrealized foreign exchange loss, net	2,011	2,542	(8,362)
Net amortization (accretion) of premiums/discounts and accrued interest of investments	5,484	(359)	—
Accrued interest on short-term loan	991	—	—
Gain on disposal of investment securities	(203)	—	—
Gain on repurchase of senior convertible notes, net	—	—	(14,980)
Gain on disposal of property and equipment	—	—	(32)
Gain on investment in Wintegra, Inc.	(4,509)	—	—
Recovery of impairment on investment securities	(3,776)	—	—
Asset impairment	4,882	—	4,300
Loss on subleased facilities	—	538	—
Changes in operating assets and liabilities:
Accounts receivable	(1,088)	(10,554)	(829)
Inventories	(4,730)	2,723	613
Prepaid expenses and other current assets	8,587	1,132	6,743
Accounts payable and accrued liabilities	10,551	(2,531)	(40,240)
Deferred income taxes and income taxes payable	9,040	4,147	(70,491)
Accrued restructuring costs	(2,396)	(2,029)	(4,720)
Deferred income	5,239	1,298	(2,474)

Net cash provided by operating activities	183,327	121,757	82,459

Cash flows from investing activities:
Acquisition of Wintegra, Inc., net of cash acquired of $17.3 million	(199,785)	—	—
Acquisition of Channel Storage business from Adaptec, Inc.	(34,250)	—	—
Purchases of property and equipment	(11,340)	(6,184)	(6,802)
Purchase of intangible assets	(5,678)	(1,590)	(5,913)
Redemption of short-term investments	4,574	186,443	—
Disposals of investment securities	222,261	59,298	—
Purchases of investment securities	(347,585)	(295,365)	(209,685)
Reclassification of short-term investments and long-term investment securities	90,266	—	—

Net cash used in investing activities	(281,537)	(57,398)	(222,400)

Cash flows from financing activities:
Repurchase of senior convertible notes	—	—	(139,341)
Proceeds from short-term loan	220,000	—	—
Repayment of short-term loan	(40,000)	—	—
Proceeds from issuance of common stock	18,595	28,293	16,510

Net cash provided by financing activities	198,595	28,293	(122,831)

Effect of exchange rate changes on cash and cash equivalents	129	2,350	(4,311)
Net (decrease) increase in cash and cash equivalents	100,514	95,002	(267,083)
Cash and cash equivalents, beginning of year	192,841	97,839	364,922

Cash and cash equivalents, end of year	$293,355	$192,841	$97,839

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,434	$1,538	$3,813
Cash refund of income taxes	4,190	5,695	1,316
Cash paid for income taxes	20,876	1,464	23,195
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	$286	$652	$17

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 30, 2007	217,285	$237	$1,462,268	$1,437	$(817,538)	$646,404
Net income	—	—	—	—	128,297	128,297
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	(4,655)	—	(4,655)

Comprehensive income						123,642

Conversion of special shares into common shares	20	—	17	—	—	17
Issuance of common stock under stock benefit plans	4,030	4	16,505	—	—	16,509
Stock-based compensation expense	—	—	24,838	—	—	24,838
Repurchase of senior convertible notes—equity portion	—	—	(48,331)	—	—	(48,331)
Gain on the repurchase of senior convertible notes—equity portion	—	—	16,179	—	—	16,179

Balances at December 28, 2008	221,335	241	1,471,476	(3,218)	(689,241)	779,258
Net income	—	—	—	—	46,877	46,877
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	3,766	—	3,766
Change in fair values of investment securities	—	—	—	616	—	616

Comprehensive income						51,259

Conversion of special shares into common shares	474	1	651	—	—	652
Issuance of common stock under stock benefit plans	5,846	5	27,951	—	—	27,956
Stock-based compensation expense	—	—	21,398	—	—	21,398

Balances at December 27, 2009	227,655	247	1,521,476	1,164	(642,364)	880,523
Net income	—	—	—	—	83,162	83,162
Other comprehensive income:
Change in fair value of derivatives	—	—	—	451	—	451
Change in fair values of investment securities	—	—	—	457	—	457

Comprehensive income						84,070

Conversion of special shares into common shares	200	1	285	—	—	286
Issuance of common stock under stock benefit plans	4,153	4	17,763	—	—	17,767
Stock-based compensation expense	—	—	23,018	—	—	23,018
Benefit of stock option related loss carry-forwards	—	—	13,407	—	—	13,407

Balances at December 26, 2010	232,008	$252	$1,575,949	$2,072	$(559,202)	$1,019,071

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. PMC-Sierra, Inc (the “Company” or “PMC”) designs, develops, markets and supports semiconductor solutions by integrating its mixed-signal, software and systems expertise through a network of offices in North America, Europe and Asia.

Basis of presentation. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Fiscal 2010, 2009, and 2008 consisted of 52 weeks and ended on the last Sunday in December. The Company’s reporting currency is the U.S. dollar. The accompanying consolidated financial statements include the accounts of PMC-Sierra, Inc. and any of its subsidiaries or investees in which PMC exercises control. As at December 26, 2010 and December 27, 2009, all subsidiaries included in these consolidated financial statements were wholly owned by PMC. All inter-company accounts and transactions have been eliminated.

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

Cash and cash equivalents, short-term investments and long-term investment securities. At December 26, 2010, cash and cash equivalents included $0.7 million (2009—$0.7 million) pledged with a bank as collateral for letters of credit issued as security for leased facilities. Cash equivalents are defined as highly liquid interest-earning instruments with maturities at the date of purchase of three months or less. Short-term investments are investments with original maturities greater than three months, but less than one year. Investments with maturities beyond one year are classified as long-term investment securities.

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Cost is computed using standard cost, which approximates actual average cost. The Company provides inventory allowances on obsolete inventories and inventories in excess of twelve-month demand for each specific part.

Inventories (net of reserves of $8.6 million and $6.8 million at December 26, 2010 and December 27, 2009, respectively) were as follows:

(in thousands)	December 26, 2010	December 27, 2009
Work-in-progress	$19,046	$14,452
Finished goods	32,087	17,079

	$51,133	$31,531

In 2010, the Company decreased inventory reserves by $0.8 million (2009—$2.6 million, 2008—$3.1 million) for inventory that was scrapped during the year.

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

Deposits for wafer fabrication capacity. The Company has wafer supply agreements with two independent foundries. Under these agreements, the Company has deposits of $5.1 million (2009—$5.1 million) to secure access to wafer fabrication capacity. These are classified as long-term assets in the consolidated balance sheets. Also, see related comments under Concentrations.

Property and equipment, net. Property and equipment is stated at cost, net of write-downs for impairment, and accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the lease term.

The components of property and equipment, net are as follows:

December 26, 2010 (in thousands)	Gross	Accumulated Amortization	Net
Software	$58,496	$(55,016)	$3,480
Machinery and equipment	141,534	(128,774)	12,760
Leasehold improvements	16,272	(14,171)	2,101
Furniture and fixtures	13,818	(13,792)	26

Total	$230,120	$(211,753)	$18,367

December 27, 2009 (in thousands)	Gross	Accumulated Amortization	Net
Software	$57,525	$(54,040)	$3,485
Machinery and equipment	132,203	(123,858)	8,345
Leasehold improvements	15,442	(13,363)	2,079
Furniture and fixtures	13,657	(13,657)	—

Total	$218,827	$(204,918)	$13,909

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds the carrying value and 2) the amount of an impairment loss, if any. The Company completed this process in December 2010, 2009 and 2008, and determined that there was no impairment to goodwill.

Intangible assets, net. Intangible assets, net, consist of intangible assets acquired through business combinations, which are amortized over their estimated useful lives ranging from < 1 year to ten years or have indefinite lives, and purchased developed technology assets that are amortized over their economic lives, which are normally three years. The components of intangible assets, net are as follows:

December 26, 2010 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Core technology	$149,800	$(85,139)	$64,661	5-9 years
Customer relationships	90,600	(43,814)	46,786	2-10 years
Existing technology	115,200	(47,643)	67,557	3-7 years
Trademarks	9,200	(345)	8,855	6 years -indefinite
Developed technology assets	46,080	(37,674)	8,406	3 years
Backlog	400	(400)	—	< 1 year
In-process research and development	6,000	—	6,000	4-5 years

Total	$417,280	$(215,015)	$202,265

December 27, 2009 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Core technology	$129,700	(68,885)	$60,815	8 years
Customer relationships	66,600	(36,356)	30,244	4-10 years
Existing technology	46,000	(42,167)	3,833	4 years
Trademarks	3,600	—	3,600	Indefinite
Developed technology assets	39,256	(27,290)	11,966	3 years

Total	$285,156	(174,698)	$110,458

Estimated future amortization expense for intangible assets (in thousands) is as follows:

2011	$47,860
2012	45,721
2013	44,770
2014	30,382
2015	18,590
Thereafter	5,342

$192,665

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

During the quarter ended September 26, 2010, the Company recognized an asset impairment of $4.9 million based on a determination made in the period that certain intangible assets were made redundant by assets acquired with our purchase of the Channel Storage business from Adaptec, Inc. The carrying value of these assets was no longer recoverable based on expected future cash flows associated with these assets. Accordingly, the carrying value was written down to zero. This impairment charge was included in the consolidated statement of operations in research and development expenses.

Accrued liabilities. The components of accrued liabilities are as follows:

(in thousands)	December 26, 2010	December 27, 2009
Accrued compensation and benefits	$41,239	$24,086
Other accrued liabilities	35,327	28,910

Total	$76,566	$52,996

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

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may significantly impact PMC’s net income (loss) and cash flows. The Company periodically hedges forecasted foreign currency transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income (loss) when the hedged item affects net (loss) income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the years ended December 26, 2010, December 27, 2009 and December 28, 2008, all hedges were designated as cash flow hedges.

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

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but has been traded over the counter on the Portal Market or under Rule 144 of the Securities Act of 1933. The exchange prices from these trades are not always available to us and may not be reliable. Trades under the Portal Market do not reflect all trades of the securities and the figures recorded are not independently verified. The Company has incorporated independent market quotes in estimating the fair value of the debt to be $74.8 million, or $109.44 per $100 face value as of December 26, 2010.

As of and for the year ended December 26, 2010, the use of derivative financial instruments was not material to the results of operations or the Company’s financial position (see “Derivatives and Hedging Activities” in this Note).

Concentrations. The Company maintains its cash, cash equivalents, short-term investments, and long-term investment securities in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 26, 2010, there was one distributor and one other customer that accounted for 18% and 11% of accounts receivables, respectively. At December 27, 2009, there was one distributor and one other customer that accounted for 18% and 12% of accounts receivables, respectively. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company’s credit evaluation process, relatively short collection periods and the geographical dispersion of the Company’s sales. The Company generally does not require collateral security for outstanding amounts.

The Company relies on a limited number of suppliers for wafer fabrication capacity. In 2010, there were three outside wafer foundries that supplied more than 95% of our semiconductor wafer requirements. In 2009, two outside wafer foundries supplied more than 95% of our semiconductor wafer requirements.

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

Research and development expenses. The Company expenses research and development (“R&D”) costs as incurred. R&D costs include payroll and related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs. Intellectual property (“IP”) purchased from third parties is capitalized and amortized over the expected useful life of the IP. For the years ended December 26, 2010, December 27, 2009, and December 28, 2008 research and development expenses were $187.5 million, $149.2 million, and $157.6 million.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the expected cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The following table summarizes the activity related to the product warranty liability during fiscal 2010, 2009 and 2008:

	Year Ended
(in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Balance, beginning of the year	$6,097	$6,031	$6,239
Accrual for new warranties issued	1,698	1,642	1,139
Reduction for payments and product replacements	(1,244)	(204)	(1,303)
Adjustments related to changes in estimate of warranty accrual	(1,094)	(1,372)	(44)

Balance, end of the year	$5,457	$6,097	$6,031

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

During 2010, the Company recognized $21.9 million in stock-based compensation expense or $0.09 per share. No domestic tax benefits were attributed to the tax timing differences arising from stock-based compensation expense because a full valuation allowance was maintained for all domestic deferred tax assets.

See Note 5. Stock-Based Compensation.

Interest expense, net. The components of interest expense, net are as follows:

	Year Ended
(in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Interest income	$3,538	$2,026	$7,925
Interest expense on long-term debt	(4,786)	(4,537)	(8,682)

	$(1,248)	$(2,511)	$(757)

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

See Note 16. Income Taxes.

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

Segment reporting. The Company has one reportable segment—semiconductor solutions for communications network infrastructure (see Note 17. Segment Information).

Recent Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued ASC Topic 805, the Business Combinations Topic. ASC Topic 805 changes the accounting for acquisitions that close beginning in 2009. More transactions and events qualify as business combinations and are accounted for at fair value under the new standard. ASC Topic 805 promotes greater use of fair values in financial reporting. Some of the changes introduce more volatility into earnings. ASC Topic 805 is effective for fiscal years beginning on or after December 15, 2008. The Company applied this standard for business combinations that occurred after January 1, 2009. Business combinations that were completed in 2010 were accounted for in accordance with this new standard, as a result, there was a material impact on the treatment of acquisition-related costs, accounting related to a step-acquisition, and contingent consideration (see Note 2. Business Combinations).

NOTE 2. BUSINESS COMBINATIONS

Acquisition of Wintegra, Inc.

On November 18, 2010, PMC completed its previously announced acquisition of Wintegra, Inc. (“Wintegra”), a privately held Delaware corporation, pursuant to an amendment (the “Amendment”) to the Agreement and Plan of Merger dated as of October 21, 2010 (“the Merger Agreement”). The Company’s acquisition, pursuant to the Merger Agreement, was effected by merging a wholly owned subsidiary of the Company (“Merger Sub”) into Wintegra, with Wintegra continuing on as the surviving corporation and as a direct wholly-owned subsidiary of PMC (the “Merger”).

PMC purchased Wintegra to accelerate the Company’s product offering in IP/Ethernet packet-based mobile backhaul equipment and fits strategically with its overall efforts to accelerate the transition of existing communications equipment to converged, packet-centric solutions. Prior to November 18, 2010, the Company owned 2.6% of the outstanding shares of Wintegra, as a cost investment, with a carrying value of $2.0 million. The fair value immediately prior to the acquisition date was $6.5 million. Upon acquiring the remaining equity interests of Wintegra, the Company recorded a gain on the step-acquisition on this pre-existing investment of

$4.5 million which was included in Other Income, net in the Consolidated Statement of Operations and an increase to goodwill in the amount of $1.8 million.

Under the terms of the Merger Agreement and Amendment, PMC purchased Wintegra for the following consideration:

(in thousands)
Cash	$220,877
Contingent consideration	28,194
Fair value of replacement equity awards attributable to pre-combination service	1,083

Total preliminary purchase price	$250,154

Former Wintegra equity holders may be entitled to receive an additional earn-out payment, which ranges from $nil and $60 million, calculated on the basis of Wintegra’s calendar year 2011 revenue above an agreed threshold as described in the Merger Agreement. The fair value of the earn-out is reflected in the preliminary purchase price as contingent consideration and is recorded as a long-term liability at December 26, 2010 as any such amount earned is payable in 2012. The fair value was determined using a probability weighted discounted net present value approach using a discount rate of 4.75%.

Replacement stock options issued in connection with the acquisition were valued at $6.5 million. The preliminary fair values of stock options exchanged were determined using a Black-Scholes-Merton valuation model with the following assumptions: weighted average expected life of 5.06 years, weighted average risk-free interest rate of 1.5%, and a weighted average expected volatility of 54%. The preliminary fair values of unvested Wintegra stock options will be recorded as operating expenses on a straight-line basis over the remaining vesting periods, while the preliminary fair values of vested stock options are included in the purchase price. $1.1 million of this amount was attributed to pre-combination services and accordingly is recorded as purchase consideration, and $5.4 million will be recorded as post-combination compensation expense on a straight-line basis over the remaining vesting period.

The Company incurred $3.7 million in acquisition-related costs which were expensed during 2010 and are included in selling, general and administrative expense. In addition, the Company incurred $1.1 million in interest expense related to the short-term loan that the Company obtained to facilitate this acquisition, which is included in Other Income, net, in the Consolidated Statement of Operations.

The total preliminary purchase price has been allocated to the fair value of tangible assets, liabilities and intangible assets acquired, and the excess of purchase price over the aggregate fair values was recorded as goodwill. In this case, goodwill is not deductible for tax purposes.

The allocation of the preliminary purchase price was as follows:

Current assets (including cash acquired of $17.3 million)	$41,463
Other long-term assets	1,638
Intangible assets	104,000
Goodwill	123,845

Total assets	270,946
Current liabilities	13,442
Long-term liabilities	7,350

Total liabilities	20,792

Total preliminary purchase consideration	$250,154

Intangible assets acquired, and their respective estimated average remaining useful lives, over which each asset will be amortized on a straight-line basis, are:

(in thousands)	Estimated fair value	Estimated average remaining useful life
Existing technology	$66,300	4 years
Core technology	12,900	5 years
Customer relationships	16,500	5 years
In-process research and development	6,000	4-5 years
Trademarks	2,300	8 years

Total intangible assets	$104,000

Goodwill

The Company’s primary reasons for the Wintegra acquisition were to accelerate the Company’s product offering in IP/Ethernet packet-based mobile backhaul equipment and the strategic fit of Wintegra with the Company’s overall efforts to accelerate the transition of existing communications equipment to converged, packet-centric solutions. The acquisition also enhanced the Company’s engineering team through the addition of Wintegra’s research and development resources. These factors were the basis for the recognition of goodwill. The goodwill is not expected to be deductible for tax purposes.

Purchased Intangible Assets

Existing and core technology represent completed technology that has passed technological feasibility and/or is currently offered for sale to customers. The Company used the income method to value existing and core technology by determining cash flow projection related to the identified projects. The assumptions included information on revenues from existing products and future expected trends for each technology, with an estimated useful life of four to five years. Management applied a discount rate of 16% to value the existing and core technology assets, which took into consideration market rates of return on debt and equity capital and the risk associated with achieving forecasted revenues related to these assets.

Customer relationships represent the fair value of future projected revenue that will be derived from the sale of products to existing customers of the acquired company. The Company used the same method to determine the fair value of this intangible asset as core technology assets and utilized a discount rate of 24%.

Trademarks represent the value of the revenues associated with the WinPath registered trademark, which the Company will continue to use on products for which it has established revenue streams. The Company used the same method to determine the fair value of trademarks and utilized a discount rate of 18%.

In-Process Research and Development

The fair value of acquired in-process research and development (“IPR&D”) was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital, the return on assets, as well as risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of alternative future use or current technological feasibility and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates.

The following table summarizes the significant assumptions underlying the valuations of IPR&D at acquisition:

Development Project	Weighted Average Estimated Percent Complete	Average Estimated Time to Complete	Estimated Cost to Complete	Risk Adjusted Discount Rate	IPR&D
		(in months)	(in thousands)		(in thousands)
UFE4	61%	9	$720	24%	$1,200
WinPath 3—SPO	49%	4	39	24%	200
WinPath 3—Rev B	60%	9	810	24%	4,600

			$1,569		$6,000

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma statement of operations data below gives effect to the acquisition of Wintegra as if the transaction had occurred at the beginning of 2009. The following data includes the amortization of purchased intangible assets and stock-based compensation expense. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisitions taken place at the beginning of 2009.

(in thousands, except per share amounts)	2010	2009
Revenues	$685,265	$524,717

Net Income	$61,280	$15,421

Pro forma basic earnings per share	$0.27	$0.07

Pro forma diluted earnings per share	$0.26	$0.07

The Company has included net revenues of $5.9 million and a net loss of $0.4 million for the former Wintegra entity in its consolidated net income for fiscal 2010, relating to the period subsequent to November 18, 2010.

Acquisition of Channel Storage Business

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

The total purchase price has been allocated on a preliminary basis to the fair values of assets acquired and liabilities assumed. The preliminary purchase price allocation is as follows:

(in thousands)
Financial assets	$8,855
Inventory and other	6,214
Property and equipment	892
Intangible assets (see below)	21,300
Goodwill	1,828
Financial liabilities	(4,839)

Net assets acquired	$34,250

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

In connection with this acquisition, the Company incurred $0.2 million and $3.2 million in acquisition-related costs which were expensed and recognized as cost of revenues and selling, general and administrative, respectively.

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

At December 26, 2010, the Company had 24 currency forward contracts outstanding (2009—18 currency forward contracts outstanding) that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $44.3 million (2009—$27.8 million) and the contracts had a fair value of $1.3 million gain (2009—fair value of $0.8 million). No portion of the hedging instrument’s gain or loss was excluded from the assessment of effectiveness. The ineffective portions of hedges had no significant impact on earnings, nor are they expected to over the next twelve months.

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

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using a pricing model with inputs that are observable in the market or corroborated with observable market data. Level 2 observable inputs were used in estimating interest rates used to determine the fair value of the debt component the Company’s senior convertible notes (see Note 1. Summary of Significant Accounting Policies and Note 11. Long-Term Debt).

Level 3—Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all applicable instruments and would include in Level 3 all of those whose fair value is based on significant unobservable inputs. The Company’s Level 3 assets include investments in money market funds classified in Short-term investments (see Note 7. Investment Securities). Level 3 inputs were also used to measure the fair value of the liability for contingent consideration classified as a long-term liability (see below).

Financial assets measured on a recurring basis as of December 26, 2010 and December 27, 2009, are summarized below:

	Fair value, December 26, 2010
(in thousands)	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes(1)	$239,503	$—	$—
Money market funds(1)	103,517	—	22,444
United States (“US”) treasury and government agency notes(1)	124,667	—	—
Foreign government and agency notes(1)	23,739	—	—
US state and municipal securities(1)	17,530	—	—
Forward currency contracts(2)	—	1,311	—

Total assets	$508,956	$1,311	$22,444

(1)	Included in cash and cash equivalents, short-term investments, and long-term investment securities (see Note 7. Investment Securities).

(2)	Included in prepaid expenses and other current assets.

	Fair value, December 27, 2009
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$163,084	$—	$23,242
Corporate bonds and notes(1)	124,647	—	—
US Treasury and Government Agency notes(1)	74,109	—	—
Foreign Government and Agency notes(1)	30,220	—	—
US States and Municipal securities(1)	8,346	—	—
Forward currency contracts(2)	—	783	—

Total assets	$400,406	$783	$23,242

(1)	Included in cash and cash equivalents, short-term investments and long-term investment securities (see Note 7. Investment Securities).

(2)	Included in Prepaid expenses and other current assets.

The following table is a reconciliation of financial assets measured at fair value on a recurring basis classified as Level 3 for 2009 and 2010:

(in thousands)	Level 3
Balance at December 28, 2008	$209,685
Paritial distribution from the Reserve Funds	(186,443)

Balance at December 27, 2009	23,242
Partial distribution from the Reserve Funds	(4,574)
Recovery of impairment on investment securities	3,776

Balance at December 26, 2010	$22,444

Certain liabilities have been measured at fair values in 2010 and 2009, as follows:

	Fair value, December 26, 2010
(in thousands)	Level 2	Level 3
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net	$74,791	$—
Long-term liabilities:
Liability for contingent consideration	—	28,194

Total liabilities	$74,791	$28,194

(in thousands)	Fair value, December 27, 2009 Level 2
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net	$86,621

Total liabilities	$86,621

The fair value of the senior convertible notes has been measured on a non-recurring basis, and the liability for contingent consideration is measured at fair value on a recurring basis.

Level 3 liabilities consist of the liability for contingent consideration related to the acquisition of Wintegra, Inc. See Note 12. Commitments and contingencies for further discussion on the liability for contingent consideration, including fair valuation.

See Note 7. Investment Securities for discussion of the Reserve Funds.

NOTE 5. STOCK-BASED COMPENSATION

At December 26, 2010, the Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense as follows:

Stock-based compensation expense:

	Year Ended
(in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Cost of revenues	$827	$779	$1,123
Research and development	8,968	8,665	11,176
Selling, general and administrative	12,140	11,952	12,539

Total	$21,935	$21,396	$24,838

The Company received cash of $18.6 million from the exercise of stock-based awards during 2010 (2009—$28.3 million; 2008—$16.5 million). The total intrinsic value of stock awards exercised during 2010 was $16.1 million.

As of December 26, 2010, there was $25.7 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans, which is expected to be recognized over a period of 2.7 years. As of December 26, 2010, there was $11.8 million of total unrecognized compensation cost related to nonvested Restricted Stock Units (“RSUs”) awarded under the Company’s stock option plans, which is expected to be recognized over a period of 2.6 years.

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

The fair values of the Company’s stock option and Employee Stock Purchase Plan, (“ESPP”) awards were estimated using the following weighted average assumptions:

Stock Options:

	December 26, 2010	December 27, 2009	December 28, 2008
Expected life (years)	4.4	4.4	4.5
Expected volatility	53%	66%	57%
Risk-free interest rate	2.1%	1.8%	2.6%

Employee Share Purchase Plan:

	December 26, 2010	December 27, 2009	December 28, 2008
Expected life (years)	0.6	1.3	1.3
Expected volatility	44%	59%	49%
Risk-free interest rate	0.2%	0.7%	2.1%

Stock Option Plans

The Company issues its common stock under the provisions of the 2008 Equity Plan (the “2008 Plan”). Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

The 2008 Plan was approved by stockholders at the 2008 Annual Meeting. The 2008 Plan became effective on January 1, 2009 (the “Effective Date”). It is a successor to the 1994 Incentive Stock Plan (the “1994 Plan”)

and the 2001 Stock Option Plan (the “2001 Plan”). Up to 30,000,000 shares of our common stock have been initially reserved for issuance under the 2008 Plan. The implementation of the 2008 Plan did not affect any options or restricted stock units outstanding under the 1994 Plan or the 2001 Plan on the Effective Date. To the extent that any of those options or restricted stock units subsequently terminate unexercised or prior to issuance of shares thereunder, the number of shares of common stock subject to those terminated options and restricted stock units will be added to the share reserve available for issuance under the 2008 Plan, up to an additional 15,000,000 shares. No additional shares may be issued under the 1994 Plan or the 2001 Plan. In 2006, the Company assumed the stock option plans and all outstanding stock options of Passave, Inc. as part of the merger consideration in that business combination. In 2010, the Company assumed the stock option plans and all outstanding stock options of Wintegra, Inc. as part of the merger consideration in that business combination.

Activity under the option plans during the year ended December 26, 2010 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at December 26, 2010
Outstanding, December 27, 2009	25,346,469	$8.80
Granted and Assumed	6,706,805	$7.85
Exercised	(1,860,756)	$5.62
Forfeited	(2,072,432)	$13.23
Outstanding, December 26, 2010	28,120,086	$8.40	6.36	$38,265,621

Vested & expected to vest, December 26, 2010	26,974,195	$8.41	6.23	$37,549,278

Exercisable, December 26, 2010	18,173,012	$9.11	5.12	$22,434,345

No adjustment has been recorded for fully vested options that expired during the year ended December 26, 2010. A reversal of $3.7 million was recorded for pre-vesting forfeitures.

The following table summarizes information on options outstanding and exercisable for the combined option plans at December 26, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Options Exercisable	Weighted Average Exercise Price per Share
$0.05—$4.98	5,840,802	7.52	$4.53	2,559,222	$4.63
$5.12—$7.54	5,690,077	5.48	6.40	4,564,345	6.32
$7.56—$8.36	5,654,212	5.99	7.93	4,635,196	7.92
$8.43—$10.82	5,769,254	8.39	9.07	1,252,592	9.64
$10.97—$31.30	5,165,741	4.18	14.74	5,161,657	14.74

$0.05—$31.30	28,120,086	6.36	$8.40	18,173,012	$9.11

The weighted-average estimated fair values of employee stock options granted during 2010, 2009, and 2008, were $3.67, $2.79, and $2.90, per share, respectively.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of RSUs to employees and directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.

A summary of RSU activity during the year ended December 26, 2010 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at December 26, 2010
Unvested shares at December 27, 2009	2,407,011	—	—
Awarded	1,282,810	—	—
Released	(735,341)	—	—
Forfeited	(305,724)	—	—

End of Period	2,648,756	1.53	$22,487,854
Restricted Stock Units vested and expected to vest December 26, 2010	2,231,190	1.47	$18,942,806

The weighted-average estimated fair values of RSU’s awarded during 2010, 2009, and 2008, were $7.94, $7.06, and $7.93 respectively.

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

During 2010, 1,669,300 shares were issued under the Plan at a weighted-average price of $4.87 per share. As of December 26, 2010, 8,798,638 shares were available for future issuance under the ESPP (2009—8,467,938).

The weighted-average estimated fair values of Employee Stock Purchase Plan awards during years 2010, 2009, and 2008, were $2.34, $1.88 and $0.53 per share, respectively.

The 2011 Employee Stock Purchase Plan (“2011 Plan”) was approved by stockholders at the 2010 Annual Meeting. The 2011 Plan will become effective on February 11th 2011 and will replace the current ESPP 12,000,000 shares of our common stock have been reserved for issuance under the 2011 Plan.

NOTE 6. RESTRUCTURING AND OTHER COSTS

The activity related to excess facility and severance accruals under the Company’s restructuring plans during the three years ended December 26, 2010, by year of plan, were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 30, 2007	$1,931	$589	$3,329	$3,944	$9,793
Reversals and adjustments	(393)	(51)	—	(747)	(1,191)
New charges	230	130	1,085	—	1,445
Cash payments	(938)	(490)	(1,366)	(1,322)	(4,116)

Balance at December 28, 2008	830	178	3,048	1,875	5,931
Reversals and adjustments	28	15	—	88	131
New charges	25	117	700	—	842
Cash payments	(357)	(216)	(1,404)	(933)	(2,910)

Balance at December 27, 2009	526	94	2,344	1,030	3,994
Reversals and adjustments	(14)	(19)	(2)	5	(30)
New charges	10	(14)	252	184	432
Cash payments	(291)	(61)	(1,451)	(989)	(2,792)

Balance at December 26, 2010	$231	$—	$1,143	$230	$1,604

Severance costs

(in thousands)	2007				Total
Balance at December 30, 2007	$1,118				$1,118
Reversals and adjustments	(378)				(378)
New charges	696				696
Cash payments	(1,429)				(1,429)

Balance at December 28, 2008	$7				$7
Reversals and adjustments	1				1
New charges	—				—
Cash payments	(8)				(8)

Balance at December 27, 2009	$—				$—

There was no restructuring related severance cost in 2009 and 2010.

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

To date, the Company has incurred $10.6 million in termination and relocation costs, $3.0 million for excess facilities and contract termination costs, and $2.5 million in asset impairment charges. The Company has made payments of $12.8 million in connection with this plan. As of December 27, 2009, all severance costs have been paid and payments related to the excess facilities may extend until 2011.

2006

In 2006, the Company closed its Ottawa development site and reduced operations at its Portland development site to reduce operating expenses resulting in the elimination of approximately 45 positions and a reduction in office space occupied. The charges relating to these actions were $3.0 million in one-time termination benefit and relocation costs, $2.3 million for excess facilities, and $0.3 million for other related costs.

Changes in the accrual in the table above have been as expected and immaterial.

2005

In 2005, the Company initiated various restructuring activities aimed at streamlining production and reducing operating expenses. During the year, we terminated 113 employees across all business functions, and reduced facilities occupied. As a result, we recorded charges of $9.3 million for termination benefits, $5.3 million for excess facilities and $0.9 million for the write-down of equipment and software assets whose value was impaired as a result of these plans.

The increase in the accruals in the years presented above was due to not realizing the originally expected amounts of sublease income.

2001

In 2001, the Company implemented restructuring plans aimed at focusing development efforts on key projects and reducing operating costs in response to the severe and prolonged economic downturn in the semiconductor industry. These plans included the termination of 564 employees, the consolidation of excess facilities and curtailment of certain research and development activities.

The Company initially recorded restructuring charges totaling $195.2 million, $16.2 million related to asset write-downs. The majority of the restructuring charge related to lease commitments on its office space in Santa Clara, CA, which was the Company’s headquarters until January, 2011. At December 26, 2010, the Company has paid all but $0.2 million for the remaining excess facilities commitments under this Plan. This commitment will end in 2011.

NOTE 7. INVESTMENT SECURITIES

At December 26, 2010, the Company had investments of $531.4 million (December 27, 2009—$423.6 million) comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”)-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes, and corporate bonds and notes.

The Company’s available for sale investments, by investment type, as classified on the consolidated balance sheets consist of the following as at December 26, 2010 and December 27, 2009:

	December 26, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash equivalents:
Corporate bonds and notes	$30,321	$—	$—	$30,321
US treasury and government agency notes	75,346	—	—	75,346
Money market funds	125,940	21	—	125,961
Foreign government and agency notes	802	—	—	802
US states and municipal securities	8,800	—	—	8,800

Total cash equivalents	241,209	21	—	241,230

Short-term investments:
Corporate bonds and notes	36,139	2,483	(1)	38,621
US treasury and government agency notes	1,193	261	—	1,454
Foreign government and agency notes	7,435	279	—	7,714
US states and municipal securities	6,940	72	—	7,012

Total short-term investments	51,707	3,095	(1)	54,801

Long-term investment securities:
Corporate bonds and notes	169,590	1,338	(367)	170,561
US treasury and government agency notes	47,877	188	(198)	47,867
Foreign government and agency notes	15,065	158	—	15,223
US states and municipal securities	1,720	—	(2)	1,718

Total long-term investment securities	234,252	1,684	(567)	235,369

Total	$527,168	$4,800	$(568)	$531,400

*	Gross unrealized gains include accrued interest on investments of $2.7 million. The remainder of the gross unrealized gains and losses are included in the consolidated balance sheet as other comprehensive income.

	December 27, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Money market funds	$163,068	$16	$—	$163,084

Short-term investments:
Corporate bonds and notes	14,760	1,426	(4)	16,182
US Treasury and Government Agency notes	20,376	804	(1)	21,179
Money market funds	23,242	—	—	23,242
US States and Municipal securities	7,300	25	—	7,325

Total short-term investments	65,678	2,255	(5)	67,928

Long-term investment securities:
Corporate bonds and notes	108,102	669	(306)	108,465
US Treasury and Government Agency notes	52,594	389	(53)	52,930
Foreign Government and Agency notes	30,179	123	(82)	30,220
US States and Municipal securities	1,019	2	—	1,021

Total long-term investment securities	191,894	1,183	(441)	192,636

Total	$420,640	$3,454	$(446)	$423,648

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses is included in the consolidated balance sheet as other comprehensive income.

As of December 26, 2010 and December 27, 2009, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of December 26, 2010, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income (loss).

The investments in Reserve Funds, classified as cash and cash equivalents on the consolidated balance sheet, net of provision, totaling $22.4 million at December 26, 2010 (2009—$23.2 million) relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”). The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008, during the severe disruption in financial markets. The Company assessed the fair value of its money market funds, including by consideration of Level 2 and Level 3 inputs (see Note 4. Fair Value Measurements) for the Reserve Funds and their underlying securities. Based on this assessment, the Company recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share as communicated by the Primary Fund. In 2008, the Company reclassified its investment in shares of the Reserve Funds from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Reserve Funds and their underlying securities. Accordingly, the Company changed the valuation method from a market approach to an income approach. In addition, in 2008, due to the status of the Reserve Funds, the Company reclassified a portion of these shares from cash and cash equivalents to short-term investments and long-term investment securities, based on the maturity dates of the underlying securities in the Reserve Funds.

As at December 26, 2010, all the underlying investments held in the Reserve Funds have matured or were sold, and securities are held only in overnight notes. Partial distributions received in 2010 from the Reserve Funds totaled $4.6 million.

During 2010, the Reserve Primary Fund entered into liquidation proceedings which were supervised by the U.S. Securities and Exchange Commission, and the Company received partial distributions of its holdings. During the fourth quarter of 2010, the U.S. District Court for the Southern District of New York entered into final judgment accepting a proposed settlement agreement with respect to the Reserve International Liquidity Fund, Ltd. Subsequent to the year-ended December 26, 2010, that judgment became final, as a result, the Company recognized recovery of impairment on investment securities of $3.8 million, based on partial distributions received based on these settlements. The courts set aside certain amounts of cash held by the Reserve Funds for legal and administrative costs, and if the cash is not all consumed, we could potentially receive a further distribution.

Accordingly, we received $22.4 million on December 31, 2010. We continue to hold $8 million in shares of the Reserve International Liquidity Fund, which is fully reserved for on the balance sheet. As a result of the subsequent ruling on the Reserve International Liquidity Fund, the investments in the Reserve Funds were reclassified on the consolidated balance sheet from short-term investments to cash and cash equivalents during the fourth quarter of 2010.

NOTE 8. INVESTMENTS AND OTHER ASSETS

The components of other investments and assets are as follows:

(in thousands)	December 26, 2010	December 27, 2009
Investments in private entities	$—	$2,000
Deferred debt issue costs	370	572
Other assets	10,317	7,603

	$10,687	$10,175

During 2010, the Company acquired Wintegra, Inc., in a step-acquisition. The Company had previously held a non-controlling interest in Wintegra, Inc., a private-company and accounted for the investment on a cost basis at $2.0 million. Upon acquiring the remaining equity interests of Wintegra, Inc., the Company recognized a gain on the step-acquisition on this pre-existing investment of $4.5 million (see Note 2. Business Combinations).

The Company monitors the value of any of its investments for impairment and records an impairment charge to reflect any decline in value below its cost basis, if that decline is considered to be other than temporary. The assessment of impairment in carrying value is based on the market value trends of similar public companies, the current business performance of the entities in which we have invested, and if available, the estimated future market potential of the companies and venture funds.

NOTE 9. LINES OF CREDIT

At December 26, 2010 and December 27, 2009, the Company had available a revolving line of credit with a bank under which the Company may borrow up to $0.7 million with interest at the bank’s alternate base rate (annual rate of 3.75% at December 26, 2010 and December 27, 2009) as long as the Company maintains eligible investments with the bank in an amount equal to its drawings. This agreement will expire in July 2011. At December 26, 2010 and December 27, 2009, $0.7 million cash was deposited with the bank to offset the amount committed under letters of credit used as security for a facility lease.

NOTE 10. SHORT-TERM LOAN

On November 18, 2010, the Company, PMC-Sierra US Inc., a Delaware wholly owned subsidiary of the Company (the “Borrower”), and Bank of America, N.A., as the Lender, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides the Borrower with a term loan of $220 million (the “Credit Facility”), which was borrowed on November 18, 2010. The Credit Facility was used to finance, in part, the acquisition (the “Acquisition”) of Wintegra by the Company. During 2010, the Company repaid $40 million. As a result, the balance as at December 26, 2010, is $181.0 million, which included accrued interest.

The obligations under the Credit Agreement are guaranteed by the Company. In addition, the obligations under the Credit Agreement are secured by a lien on an intercompany promissory note and rights thereunder. Such intercompany note has a maturity date of January 1, 2018. The interest rate set forth in the Credit Agreement for the loan made under the Credit Facility is the base rate (the higher of the prime rate announced by the Lender or the federal funds effective rate plus 0.50%), plus 1.50%.

The loan had a maturity date of January 17, 2011 but was fully repaid as of January 10, 2011. The Company funded the repayment of this loan by liquidating $46.3 million long-term and $44 million short-term investment securities. Accordingly, the Company reclassified these short-term and long-term investment securities to cash and cash equivalents as of Decembers 26, 2010.

NOTE 11. LONG-TERM DEBT

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

As at December 26, 2010, the carrying amount of the equity component is $35.2 million (December 27, 2009- $35.2 million), and the carrying of the debt component is $61.6 million (December 27, 2009—$58.4 million), which is the principal amount of $68.3 million (December 27, 2009—$68.3 million) net of the unamortized discount of $6.7 million (December 27, 2009—$9.9 million). The balance of deferred debt issue costs as at December 26, 2010 is $0.4 million (December 27, 2009—$0.6 million).

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Matters

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

Operating Leases

The Company leases its facilities under operating lease agreements, which expire at various dates through December 31, 2018.

Rent expense including operating costs for the years ended December 26, 2010, December 27, 2009, and December 28, 2008 was $ 11.9 million, $11.3 million, and $10.9 million, respectively. Excluded from rent expense for 2010 was additional rent and operating costs of $2.7 million (2009—$2.5 million; 2008—$3.9 million) related to excess facilities, which were accrued as part of the restructuring programs.

Minimum future rental payments under operating leases are as follows:

(in thousands)	$
2011	9,736
2012	6,100
2013	5,447
2014	5,106
2015	4,193
Thereafter	8,530

Total minimum future rental payments under operating leases	$39,112

Supply Agreements

The Company has existing, or is in the process of renewing, its supply agreements with UMC and TSMC. Generally, terms the Company seeks, includes but is not limited to, supply terms without minimum unit volume requirements for PMC, indemnification and warranty provisions, quality assurances and termination conditions.

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

Contingent consideration

As of November 18, 2010, the date of the acquisition the Company recorded a liability for contingent consideration as part of the purchase price for the acquisition of Wintegra at the estimated fair value of $28.2 million, which reflects the fair value of an earn-out payment that the equity holders of Wintegra may be entitled to if 2011 revenues exceed an agreed threshold. The fair value of the liability for contingent consideration arrangement of $28.2 million was estimated by applying the income approach. The measure is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 4.75 percent and probability-adjusted level of quarterly revenues. The Company will perform quarterly revaluations of the liability for contingent liability and record the change as a component of operating income. The fair value of the contingent consideration did not change as of December 26, 2010.

NOTE 13. SPECIAL SHARES

At December 26, 2010 and December 27, 2009, the Company maintained a reserve of 1,370,000 and 1,570,000, respectively, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (“LTD”) special shares.

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

NOTE 14. STOCKHOLDERS’ EQUITY

Authorized Capital Stock of PMC

At December 26, 2010 and December 27, 2009, the Company had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated “Common Stock”, $0.001 par value, and 5,000,000 of which are designated “Preferred Stock”, $0.001 par value.

Stockholders’ Rights Plan

The Company adopted a stockholders’ rights plan in 2001, pursuant to which the Company declared a dividend of one share purchase right for each outstanding share of common stock. If certain events occur, including if an investor tenders for or acquires more than 15% of the Company’s outstanding common stock, stockholders (other than the acquirer) may exercise their rights and receive $650 worth of our common stock in exchange for $325 per right, or the Company may, at the Company’s option, issue one share of common stock in exchange for each right, or the Company may redeem the rights for $0.001 per right. This stockholders’ rights plan will expire, pursuant to its terms, on May 25, 2011.

NOTE 15. EMPLOYEE BENEFIT PLANS

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

At December 26, 2010, the accumulated postretirement benefit obligation was $1.5 million (2009—$1.4 million), no unrecognized gain/loss or unrecognized prior service cost. The net period benefit cost was $0.1 million during 2010 (2009—$0.3 million). No distributions were made from the plan during the period. The Company includes accrued benefit costs for its post-retirement program in Accrued liabilities on the Company’s consolidated balance sheet.

The health care accumulated postretirement benefit obligations were determined at December 26, 2010 using a discount rate of 5.2% (2009—5.6%) and a current year health care trend of 9% (2009—9%) decreasing to an ultimate trend rate of 5.0% (2009—9%) in 2020 (2009—2020).

Employee Retirement Savings Plans

The Company sponsors a 401(k) retirement plan for its employees in the United States and similar plans for its employees in Canada and other countries. Employees can contribute a percentage of their annual compensation to the plans, limited to maximum annual amounts set by local taxation authorities. The Company contributed $3.1 million, $2.5 million, and $2.9 million, to the plans in fiscal years 2010, 2009, and 2008, respectively.

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

Severance expenses for 2010, 2009 and 2008 were $1.1 million, $0.9 million, and $1.3 million, respectively. The amount of the liability net of the amounts funded as above are presented within accrued liabilities on the consolidated balance sheet in the amounts of $0.3 million and $0.2 million for the years ended December 26, 2010 and December 27, 2009, respectively. As at December 26, 2010, the amount of the net liability is comprise of $5.2 million severance pay liability and $4.9 million in amounts funded. As at December 27, 2009, the amount of the net liability is comprised of $4.1 million severance pay liability and $3.9 million in amounts funded.

NOTE 16. INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended
(in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Domestic	$33,001	$924,259	$94,058
Foreign	80,323	(873,158)	(35,778)

	$113,324	$51,101	$58,280

The income tax provision (recovery) consists of the following components:

	Year Ended
(in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Current:
Domestic	$19,256	$640	$(15,611)
Foreign	28,616	1,750	(64,158)

	47,872	2,390	(79,769)

Deferred:
Domestic	5,822	3,791	5,781
Foreign	(23,532)	(1,957)	3,971

	(17,710)	1,834	9,752

Provision for (recovery of) income taxes	$30,162	$4,224	$(70,017)

Reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

(in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Income (loss) before provision for income taxes	$113,324	$51,101	$58,280
Federal statutory tax rate	35%	35%	35%
Income taxes at U.S. Federal statutory rate	39,663	17,885	20,398
Tax on intercompany transactions	14,846	78,431	35,000
Change in liability for unrecognized tax benefit	10,184	14,093	(91,974)
Non-deductible intangible asset amortization and in-process research and development	8,205	10,982	5,106
Non-deductible stock-based compensation	3,969	4,396	6,890
Non-deductible items and other	(394)	(1,596)	15,156
Adjustment/expiry of loss carryforwrrd	—	—	13,264
Utilization of stock option related loss carry-forwards recorded in equity	13,407	—	—
Adjustment of prior year taxes and tax credits	(5,095)	341	2,785
Investment tax credits, net	(14,416)	(9,934)	(16,189)
Foreign and other rate differential	(31,114)	(15,654)	(6,611)
Change in valuation allowance	(9,093)	(94,719)	(53,842)

Provision for (recovery of) income taxes	$30,162	$4,224	$(70,017)

The Company recorded a provision for income taxes of $30.2 million and $4.2 million for 2010 and 2009, respectively, resulting in an increase in provision for income taxes of $26 million. The effective tax rate was 27% and 8% for 2010 and 2009, respectively. During 2010, PMC began utilizing available stock option related loss carry-forwards. As a result, the Company recognized $13.4 million of additional income tax provision due to the benefit of stock option related loss carry-forwards being recognized in equity. This impacted the effective tax rate by 12%. The remaining difference relates primarily to foreign exchange translation of a foreign subsidiary, and changes in accruals related to the unrecognized tax benefit liabilities.

The difference between our effective tax rates and the 35% federal statutory rate in each of 2010, 2009 and 2008, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, permanent differences arising from stock-based compensation, foreign exchange translation of a foreign subsidiary, investment tax credits earned, non-deductible intangible asset amortization, the effect of intercompany transactions, changes in valuation allowance, and changes in accruals related to the unrecognized tax benefit liabilities.

The 2010 provision for income taxes of $30.2 million consisted of $13.4 million tax expense relating to utilization of loss carryforwards arising from stock based compensation recorded in equity, $10.2 million relating to the liability for unrecognized tax benefits (including associated interest), $ 5.4 million relates to adjustments to prior period estimates, $5.3 million increase in deferred income tax related to amortization of intangibles from past acquisitions, $3.2 million recovery associated with the change in deferred tax relating to unrealized foreign exchange loss arising from the foreign currency translation pertaining to a foreign subsidiary, $3.2 million tax expense relating to the amortization of the tax effects relating to inter-company transactions relating to the sale of certain assets, as discussed below, $1.1 million tax expense from the inter-company share transfer of certain foreign subsidiaries, and $5.2 million decrease in tax expense from operations, net of investment tax credits earned.

The 2009 provision for income taxes was $4.2 million, which consisted of a $9.9 million recovery associated with the change in deferred tax relating to unrealized foreign exchange loss arising from the foreign currency translation pertaining to a foreign subsidiary, $4.9 million tax expense relating to the amortization of the tax effects relating to inter-company transactions relating to the sale of certain assets, as discussed below, $4.5 million relating to the liability for unrecognized tax benefits (including associated interest), $3.8 million increase in deferred income tax related to past acquisitions and a $0.9 million increase in tax expense from operations, net of investment tax credits earned.

The consolidated financial statements for the 2010 and 2009 include the tax effects associated with the sale of certain assets between our wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly prepaid tax expenses were recorded in the years ended December 26, 2010 and December 27, 2009. The balance in long-term prepaid expenses as at December 26, 2010 and December 27, 2009, to be recognized in future years was $23 million and $26.2 million, respectively. The tax expense during 2010 and 2009 resulting from these transactions was $3.2 million and $4.9 million, respectively.

The provision for income taxes for the year ended December 28, 2008 was a $70.0 million recovery, resulting in an effective tax rate of negative 120% on net income of $58.3 million. The recovery was primarily as a result of one of our foreign subsidiaries settling several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits, resulting in the recognition of a $124.1 million tax benefit (discussed below). In addition, the Company accrued $35.2 million (including associated interest) relating to an ongoing liability arising from the examination of our existing transfer pricing practices prior to the settlement noted above, $28.1 million of income tax from normal operations (offset by investment tax credits of $19.5 million), $5.8 million deferred tax expense from an unrealized gain arising from foreign currency translation pertaining to a foreign subsidiary, and $4.5 million increase in tax from various items, including deferred taxes, minimum taxes and revisions of prior estimates.

During 2008, PMC recognized a $124.1 million tax benefit resulting from one of the foreign subsidiaries settling several ongoing tax matters for less than had been accrued as part of its liability for unrecognized tax benefits. This accrual was initiated in 2000 and relates to transfer pricing matters pertaining to a foreign subsidiary’s year 2000 and subsequent tax years. The initial accrual for unrecognized tax benefits was based on various assumptions about potential tax exposures which were consistently applied from the initiation of the accrual and were substantially consistent with the underlying basis of the proposed adjustment for the 2000 tax year received from the foreign tax authority in March 2008.

Further information regarding the history of amounts and basis of the accrual is as follows:

•

$179.4 million balance as at 2007 year-end—was initially accrued for in 2000, as previously noted. The accrual accumulated to $179.4 million in 2007 and was based on consistent assumptions underlying the exposures and factored in the operating income of the foreign subsidiary up to the 2007 year-end.

•

$204.6 million balance at the end of the first quarter of 2008—the increase in the accrual during this quarter was based on the same assumptions used in prior periods, plus an increase of $28 million as a result of receiving notice of a proposed adjustment from the foreign tax authority pertaining to the year 2000, based on which PMC modified its assessment of a specific exposure.

•

$33 million balance at the end of the second quarter of 2008—after the settlement in June 2008 for tax years 2000–2006. This balance after settlement relates to various potential exposures for the post-settlement period to the end of the second quarter of 2008.

Tax years 2000-2006 of this foreign subsidiary were settled in June 2008. Under the settlement, the Company agreed to pay $18 million in cash and utilize $31.6 million in investment tax credits. These settlement amounts, and the corresponding gain on recognition of tax benefits of $124.1 million, were recorded in the second quarter of 2008. The revenue earned by the foreign subsidiary reached a peak in 2000 and in settling the liability for the 2000-2006 tax years, the Company factored in the operating losses of the foreign subsidiary of years 2001 and 2002 and thereby substantially reduced the settlement in comparison to the amount accrued as an unrecognized tax benefit. Another factor causing the settlement for these tax years to be lower than the accrued unrecognized tax benefit was the use of a different methodology from that which formed the basis of the foreign tax authority’s notice of proposed adjustment. Until the second quarter of 2008, PMC did not expect to reach a settlement on these matters with the foreign tax authority. The gain recorded in the second quarter of 2008 was triggered by the settlement agreements signed with the foreign tax authority on June 18, 2008.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	December 26, 2010	December 27, 2009
Deferred tax assets:
Net operating loss carryforwards	$106,466	$176,165
Capital loss	4,031	9,155
Credit carryforwards	40,721	24,961
Reserves and accrued expenses	24,398	15,395
Intangible assets	2,701	2,643
Depreciation and amortization	3,081	13,936
Restructuring and other charges	2,396	3,564
State tax loss carryforwards	8,695	6,924
Deferred income	2,796	1,410
Other	332	—
Unrealized loss on investment	—	(499)

Total deferred tax assets	195,617	253,654
Valuation allowance	(180,808)	(174,189)
Acquired intangible assets and goodwill	(38,925)	(23,302)
Capital gain, sale/write down of assets	(1,031)	—
Depreciation	—	—
Capitalized technology & other	(74)	(205)
DTL on gain from IP sale	—	(76,032)
Unrealized gain on investments	(801)	—

Total net deferred taxes	$(26,022)	$(20,074)

At December 26, 2010, the Company has approximately $301.9 million of federal net operating losses, which will expire through 2027. The Company also has approximately $226.6 million of state tax loss carryforwards, which expire through 2017. A portion of the Company’s net operating losses were used in 2010 and 2009 to reduce the taxes otherwise payable on inter-company dividends and inter-company sale of assets. The utilization of a portion of these net operating losses may be subject to annual limitations under federal and state income tax legislation. Substantially all of the Company’s net operating losses relate to the Company’s domestic operations and no tax benefit has been recorded for these losses.

Included in the credit carry-forwards are $18.5 million of federal research and development credits which expire through 2025, $4.8 million of federal alternative minimum tax credits which carryforward indefinitely, $9.9 million of state research and development credits which do not expire, and $0.5 million of state manufacturer’s investment credits which expire through 2012.

Included in the deferred tax assets before valuation allowance are approximately $103.4 million of cumulative tax benefits related to equity based compensation transactions, which will be credited to stockholders’ equity if and when realized.

The Company recorded $4.3 million tax expense related to foreign earnings repatriated in 2008. This repatriation does not change the Company’s intent to indefinitely reinvest undistributed earnings of the Company’s foreign subsidiaries. Accordingly, no additional provision for federal and state income taxes has been provided thereon. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

(in millions)	December 26, 2010	December 27, 2009	December 28, 2008
Gross unrecognized benefit at beginning of the year	$40.5	$22.9	$125.5
Increase in tax position for prior years	1.5	3.0	24.2
Increase in tax position for current year	5.9	9.6	—
Decrease in tax position for settlement with tax authorities	—	—	(114.3)
Lapse in statute limitation	—	(0.1)	(3.0)
Effect on foreign currency gain (loss) on translation	2.0	5.1	(9.5)

Ending balance before interest accrual	$49.9	$40.5	$22.9

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $51.6 million at December 26, 2010 (2009—$40.5 million, 2008—$22.9 million). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 26, 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $2.8 million (2009—$1.6 million, 2008-$ 3.8 million).

The Company and its subsidiaries file income tax returns in the U.S. and in various states, local and foreign jurisdictions. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2005 through 2010 tax years generally remain subject to examination by their respective tax authorities. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next 12 months.

NOTE 17. SEGMENT INFORMATION

The Company derives its net revenues from the following operating segments: Communication Products, Fiber-to-the-Home Products, Enterprise Storage Products and Microprocessor Products.

All operating segments noted above have been aggregated into one reportable segment because they have similar long-term economic characteristics, products, production processes, types or classes of customers and methods use to distribute their products. Accordingly, the Company has one reportable segment—semiconductor solutions for communications network infrastructure.

Enterprise-wide information is provided below. Geographic revenue information is based on the location of the customer invoiced. Long-lived assets include property and equipment, goodwill and other intangible assets and other long-term assets. Geographic information about long-lived assets is based on the physical location of the assets.

	Year Ended
(in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Net revenues
China	$217,148	$204,774	$155,544
Asia, other	84,230	80,037	95,157
Japan	95,427	69,611	94,996
United States	96,207	63,490	103,514
Taiwan	90,303	62,275	39,018
Europe and Middle East	45,482	12,853	27,062
Other foreign	6,285	3,099	9,784

Total	$635,082	$496,139	$525,075

	December 26, 2010	December 27, 2009	December 28, 2008
Long-lived assets
Canada	$12,608	$10,147	$7,926
United States	7,014	3,931	3,640
Israel	5,422	3,796	3,569
Other	2,656	3,628	2,603

Total	$27,700	$21,502	$17,738

During 2010 and 2009, the Company had one end customer whose purchases represented 10% or more of net revenues. The one end customer had purchases that represented 20% of net revenues in 2010 (2009—19%). In 2008, the Company had no end customers whose purchases that represented greater than 10% of net revenues.

NOTE 18. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended
(in thousands, except per share amounts)	December 26, 2010	December 27, 2009	December 28, 2008
Numerator:
Net income:	$83,162	$46,877	$128,297
Denominator:
Basic weighted average common shares outstanding(1)	231,427	226,225	221,659
Dilutive effect of employee stock options and awards	3,360	3,342	2,028
Diluted weighted average common shares outstanding(1)	234,787	229,567	223,687
Basic net income per share	$0.36	$0.21	$0.58
Diluted net income per share	$0.35	$0.20	$0.57

(1)	PMC-Sierra, Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.

NOTE 19. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Year Ended
(in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Net income	$83,162	$46,877	$128,297
Other comprehensive income (loss):
Change in net unrealized gains on investments, net of tax of $164 in 2010 (2009—$264; 2008—$nil)	457	616	—
Change in fair value of derivatives, net of tax of $138 in 2010 (2009—$1,647; 2008—$2,157)	451	3,766	(4,655)

Total	$84,070	$51,259	$123,642

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

In evaluating the effectiveness of our internal control over financial reporting as of December 26, 2010, we considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 26, 2010. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d -15(f) of the Securities Exchange Act of 1934 as amended).

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As of December 26, 2010, management has excluded from its assessment the internal control over financial reporting at Wintegra, Inc., which was acquired on November 18, 2010 and whose financial statements constitute 2.2% and 2.6% of net and total assets, respectively, 0.9% of net revenues, and (0.5%) of net income of the consolidated financial statement amounts as of and for the year ended December 26, 2010. Based on our assessment and those criteria, management concludes that we maintained effective control, at the reasonable assurance level, over financial reporting as of December 26, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the internal control over financial reporting of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Wintegra, Inc., which was acquired on November 18, 2010 and whose financial statements constitute 2.2% and 2.6% of net total assets, respectively, 0.9% of net revenues and (0.5%) of net income of the consolidated financial statement amounts as of and for the year ended December 26, 2010. Accordingly, our audit did not include the internal control over financial reporting at Wintegra, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 26, 2010 of the Company and our report dated February 23, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Vancouver, Canada

February 23, 2011

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled “Election of Directors”, “Code of Business Conduct and Ethics”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual Stockholder Meeting.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Proxy Statement for the 2011 Annual Stockholder Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2011 Annual Stockholder Meeting.

Equity Compensation Plan Information

The following table provides information as of December 26, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of outstanding RSU’s	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	28,074,752	$8.21	30,636,852	(2)
Equity compensation plans not approved by security holders(3)	2,694,080	$10.21	—
Balance at December 26, 2010	30,768,832	$8.40	30,636,852	(4)

(1)	Consists of the 1994 Incentive Stock Plan (the “1994 Plan”), the 1991 Employee Stock Purchase Plan (the “1991 Plan”) and the 2008 Equity Plan (the “2008 Plan”).

(2)	Includes 21,838,214 shares available for issuance in the 2008 Plan and 8,798,638 shares available for issuance in the 1991 Plan.

(3)	Consists of the 2001 Stock Option Plan (the “2001 Plan”), which was created to replace a number of stock option plans assumed by us in connection with mergers and acquisitions we completed prior to 2001. The number of options that may be granted under the 2001 Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled plus (iii) 10 million shares that were added to the plan in 2003. This also includes Passave Inc. 2003 Israeli Option Plan (the “2003 Plan”) and the Passave, Inc. 2005 U.S. Stock Incentive Plan (the “2005 Plan”), which were assumed through the Passave acquisition, as well as, the Wintegra, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) which was assumed through the Wintegra acquisition.

(4)	On April 30, 2008 the security holders of PMC Sierra approved the 2008 Equity Plan (the “2008 Plan”). The effective date for the 2008 Plan was January 1, 2009. The 2008 Plan replaced the 1994 Plan and the 2001 Plan, and no further awards shall be made under either the 1994 Plan or the 2001 Plan.

The 2011 Plan was approved by stockholders at the 2010 Annual Meeting. The 2011 Plan will become effective on February 11th 2011 and will replace the 1991 Plan 12,000,000 shares of our common stock have been reserved for issuance under the 2011 Plan.

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

The information required by this Item is incorporated by reference from the information set forth in the section entitled “Executive Compensation Change of Control and Severance Agreements” in our Proxy Statement for the 2011 Annual Stockholder Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from our Proxy Statement for the 2011 Annual Stockholder Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Consolidated Financial Statements

The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K in Item 8 of Part II.

2. Financial Statement Schedules

Financial Statement Schedules required by this item are listed on page 96 of this Annual Report on Form 10-K.

3. Exhibits

The exhibits listed under Item 15(b) are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated	by Reference

Exhibit Number	Description	Form	Date	Number	Filed herewith
2.1	Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010.	8-K	10/26/10	2.1

2.2	Amendment, dated as of November 18, 2010, to the Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra, Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010.	8-K	11/19/10	2.2

3.1	Restated Certificate of Incorporation of the Registrant, as amended on May 11, 2001	10-Q	05/16/2001	3.2

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/08/2001	3.2

3.3	Amended and Restated Bylaws of the Registrant	8-K	2/8/2010	3.1

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	08/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	02/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	09/06/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	09/19/1995	4.3

4.5	Preferred Stock Rights Agreement, as amended and restated as of July 27, 2001, by and between the Registrant and American Stock Transfer and Trust Company	10-Q	11/14/2001	4.3

4.6	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited	8-K	11/03/2005	2.1

4.7	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee	8-K	10/26/2005	2.1

4.8	Agreement and Plan of Merger dated April 4, 2006, between PMC-Sierra, Inc. and Passave Inc.	8-K	04/04/2006	2.1

10.1^	1991 Employee Stock Purchase Plan, as amended	10-K	03/01/2007	10.1

10.2^	1994 Incentive Stock Plan, as amended	10-K	03/01/2007	10.2

10.3^	2001 Stock Option Plan, as amended	10-K	03/01/2007	10.3

10.4^	2008 Equity Plan	S-8	08/12/08	4.2

10.5^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	03/28/03	10.4

10.6^	Form of Change of Control Agreement by and between the Registrant and the executive officers	10-K	2/24/10	10.6

10.7	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. and Pilot Pacific Developments Inc.	10-K	04/14/1997	10.20

10.8	Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	08/08/2000	10.36

10.9	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.10	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	04/02/2001	10.44

10.11	Building Lease Agreement between Transwestern—Robinson I, LLC and PMC-Sierra US, Inc.	10-K	04/02/2001	10.45

10.12*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.	10-K	03/20/2000	10.31

10.13	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

10.14	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc.	10-Q	11/10/2003	10.2

10.15	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C.	10-Q	11/10/2003	10.3

10.16	Director Compensation—Equity Acceleration upon Change of Control	10-Q	8/6/2009	10.1

10.18	United States District Court of Northern District of California San Jose Division—In re PMC-Sierra, Inc. Derivative Litigation—Master File No. C-06-05330-RS—Stipulation of Settlement	8-K	1/26/2010	99.2

10.19	Office Lease	10-Q	11/4/2010	10.1

10.20	Credit Agreement dated as of November 18, 2010 by and among PMC-Sierra US, Inc. a Delaware corporation, PMC-Sierra, Inc., a Delaware corporation, and Bank of America, N.A.	8-K	11/19/10	10.1

10.21	2011 Employee Stock Purchase Plan.	Def 14A	3/10/10	-

11.1	Calculation of earnings per share(1)				X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants.				X

24.1	Power of Attorney(2)				X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed).				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission.

^	Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.

(1)	Refer to Note 18 of the consolidated financial statements included in Item 8 of Part II of this Annual Report.

(2)	Refer to Signature page of this Annual Report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: February 23, 2011	/s/ Michael W. Zellner
Michael W. Zellner
Vice President, (duly authorized officer) Chief Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory S. Lang and Michael W. Zellner, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory S. Lang Gregory S. Lang	President, Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2011

/s/ Michael W. Zellner Michael W. Zellner	Vice President, Chief Financial Officer (and Principal Accounting Officer)	February 23, 2011

/s/ Robert L. Bailey Robert L. Bailey	Chairman of the Board of Directors	February 23, 2011

/s/ Richard E. Belluzzo Richard E. Belluzzo	Director	February 23, 2011

/s/ James V. Diller James V. Diller	Director	February 23, 2011

/s/ William Kurtz William Kurtz	Director	February 23, 2011

/s/ Frank Marshall Frank Marshall	Director	February 23, 2011

/s/ Jonathan Judge Jonathan Judge	Director	February 23, 2011

/s/ Michael Farese Michael Farese	Director	February 23, 2011

SCHEDULE II—Valuation and Qualifying Accounts

	Balance at Beginning of year	Charged to expenses or other accounts	Write-offs	Balance at end of year
Allowance for doubtful accounts
December 26, 2010	$1,259	$629	$—	$1,888
December 27, 2009	$1,148	$111	$—	$1,259
December 28, 2008	$1,546	$(398)	$—	$1,148
Allowance for obsolete inventory and excess inventory
December 26, 2010	$6,755	$1,032	$851	$8,638
December 27, 2009	$9,297	$98	$(2,640)	$6,755
December 28, 2008	$9,840	$6,010	$(6,553)	$9,297

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document