Form 10-Q
period 2011-03-27
PMC SIERRA INC
filed 2011-05-05
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 27, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period from              to

Commission File Number 0-19084

PMC-Sierra, Inc.

(Exact name of registrant as specified in its charter)

A Delaware Corporation - I.R.S. NO. 94-2925073

3975 Freedom Circle

Santa Clara, CA 95054

(408) 239-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2011, the registrant had 233,402,789 shares of Common Stock, $0.001 par value, outstanding

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended
	March 27, 2011	March 28, 2010
Net revenues	$157,434	$152,826
Cost of revenues	59,161	49,005

Gross profit	98,273	103,821

Other costs and expenses:
Research and development	54,499	42,067
Selling, general and administrative	32,209	22,385
Amortization of purchased intangible assets	11,021	9,836
Restructuring costs and other charges	—	256

Income from operations	544	29,277

Other (expense) income:
Gain on sale of investment securities	170	130
Amortization of debt issue costs	(50)	(50)
Foreign exchange loss	(1,474)	(989)
Interest expense, net	(924)	(121)

(Loss) income before provision for income taxes	(1,734)	28,247
Provision for income taxes	(5,923)	(1,260)

Net (loss) income	$(7,657)	$26,987

Net (loss) income per common share - basic	$(0.03)	$0.12
Net (loss) income per common share - diluted	$(0.03)	$0.12

Shares used in per share calculation - basic	234,058	229,804
Shares used in per share calculation - diluted	234,058	233,653

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 27, 2011	December 26, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$126,279	$293,355
Short-term investments	79,497	54,801
Accounts receivable, net of allowance for doubtful accounts of $1,952 (2010 - $1,888)	80,085	69,263
Inventories, net	37,472	51,133
Prepaid expenses and other current assets	22,986	21,559
Income taxes receivable	4,329	4,554
Deferred tax assets	17,451	12,162

Total current assets	368,099	506,827
Investment securities	207,951	235,369
Investments and other assets	9,435	10,687
Prepaid expenses	21,468	22,987
Property and equipment, net	18,856	18,367
Goodwill	520,899	523,712
Intangible assets, net	191,528	202,265
Deferred tax assets	1,263	1,187
Deposits for wafer fabrication capacity	5,145	5,145

	$1,344,644	$1,526,546

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term loan	$—	$180,991
Accounts payable	25,325	32,048
Accrued liabilities	67,739	76,566
Liability for unrecognized tax benefit	43,767	40,300
Income taxes payable	1,095	—
Deferred income taxes	2,905	2,823
Accrued restructuring costs	1,119	1,604
Deferred income	17,274	18,231
Liability for contingent consideration	28,670	—

Total current liabilities	187,894	352,563

2.25% senior convertible notes due October 15, 2025, net	62,458	61,605
Liability for contingent consideration	—	28,194
Long-term obligations	8,695	8,940
Deferred income taxes	38,064	36,549
Liability for unrecognized tax benefit	18,592	17,908
PMC special shares convertible into 1,295 (2010 - 1,370) shares of common stock	1,609	1,716

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 233,324 shares issued and outstanding (2010 - 232,008)	253	252
Additional paid in capital	1,591,507	1,575,949
Accumulated other comprehensive income	2,431	2,072
Accumulated deficit	(566,859)	(559,202)

Total stockholders’ equity	1,027,332	1,019,071

	$1,344,644	1,526,546

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 27, 2011	March 28, 2010
Cash flows from operating activities:
Net (loss) income	$(7,657)	$26,987
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,828	14,091
Stock-based compensation	6,315	5,351
Unrealized foreign exchange loss, net	1,360	838
Net amortization of premiums/discounts and accrued interest of investments	1,159	951
Accrued interest on short-term loan	589	—
Gain on disposal of investment securities	(170)	(130)
Changes in operating assets and liabilities:
Accounts receivable	(10,822)	(9,504)
Inventories	4,649	(1,332)
Prepaid expenses and other current assets	(305)	3,064
Accounts payable and accrued liabilities	(13,435)	(737)
Deferred income taxes and income taxes payable	4,326	(12,744)
Accrued restructuring costs	(485)	(395)
Deferred income	(957)	2,313

Net cash provided by operating activities	9,395	28,753

Cash flows from investing activities:
Purchases of property and equipment	(2,937)	(1,451)
Purchase of intangible assets	(1,194)	—
Redemption of short-term investments	—	4,314
Disposals of investment securities	33,026	27,001
Purchases of investment securities	(31,779)	(128,788)

Net cash used in investing activities	(2,884)	(98,924)

Cash flows from financing activities:
Repayment of short-term loan	(180,991)	—
Proceeds from issuance of common stock	7,086	5,712

Net cash (used in) provided by financing activities	(173,905)	5,712

Effect of exchange rate changes on cash and cash equivalents	318	158
Net decrease in cash and cash equivalents	(167,076)	(64,301)
Cash and cash equivalents, beginning of period	293,355	192,841

Cash and cash equivalents, end of period	$126,279	$128,540

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 27, 2011 AND MARCH 28, 2010

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (net of tax)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 26, 2010	232,008	$252	$1,575,949	$2,072	$(559,202)	$1,019,071
Net loss	—	—	—	—	(7,657)	(7,657)
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	286	—	286
Change in fair value of investment securities	—	—	—	73	—	73

Comprehensive loss						(7,298)

Conversion of special shares into common shares	75	—	107	—	—	107
Issuance of common stock under stock benefit plans	1,241	1	6,973	—	—	6,974
Stock-based compensation expense	—	—	6,315	—	—	6,315
Benefit of stock option related loss carry-forwards	—	—	2,163	—	—	2,163

Balances at March 27, 2011	233,324	$253	$1,591,507	$2,431	$(566,859)	$1,027,332

Balance at December 27, 2009	227,655	$247	$1,521,476	$1,164	$(642,364)	$880,523
Net income	—	—	—	—	26,987	26,987
Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	6	—	6
Change in fair value of investment securities	—	—	—	334	—	334

Comprehensive income						27,327

Issuance of common stock under stock benefit plans	1,305	2	5,694	—	—	5,696
Stock-based compensation expense	—	—	5,351	—	—	5,351

Balances at March 28, 2010	228,960	$249	$1,532,521	$1,504	$(615,377)	$918,897

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

Basis of presentation. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2011 will consist of 53 weeks and will end on Saturday, December 31, 2011. Fiscal 2010 consisted of 52 weeks and ended on Sunday, December 26, 2010. The first quarters of 2011 and 2010 consisted of 13 weeks each.

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

NOTE 2. Business Combinations

Acquisition of Wintegra, Inc.

During the first quarter of 2011, the Company incurred $0.7 million in acquisition-related costs which were expensed, of which $0.6 million is included in Selling, general and administrative costs, and $0.1 million is included in Cost of revenues. To date, the Company incurred $4.4 million in acquisition-related costs which were expensed and included in Selling, general and administrative expense, and $0.1 million were included in Cost of revenues. In the first quarter of 2011, the Company incurred $0.3 million in Interest expense, net related to the short-term loan that the Company obtained to facilitate this acquisition. To date, the Company incurred $1.4 million in Interest expense, net related to the short-term loan, which is included in Other Income, net, in the Condensed Consolidated Statement of Operations. In addition, the Company recorded fair value adjustment related to the inventory acquired as part of the acquisition in the amount of $9.8 million, which has been fully expensed through Cost of revenues by the end of the first quarter of 2011.

The total preliminary purchase price has been allocated to the fair value of tangible assets, liabilities and intangible assets acquired, and the excess of purchase price over the aggregate fair values was recorded as goodwill. In this case, goodwill is not deductible for tax purposes.

The allocation of the preliminary purchase price was as follows:

(in thousands)
Current assets (including cash acquired of $17.3 million)	$41,463
Other long-term assets	1,638
Intangible assets	104,000
Goodwill	121,032

Total assets	268,133

Current liabilities	13,442
Long-term liabilities	7,350

Total liabilities	20,792

Total preliminary purchase consideration	$247,341

Certain key employees entered into Holdback Escrow Agreements, whereby a portion of cash consideration otherwise payable per the Merger Agreement was retained and distributed under certain conditions, including continued employment over a two-year period. This portion of cash consideration amounted to $2.8 million and was determined to be considered post-combination expense and was deducted from Goodwill during the first quarter of 2011. This post-combination expense has been included in the Condensed Consolidated Balance Sheet as prepaid expenses and is being amortized straight-line over the two-year period.

In-Process Research and Development (“IPR&D”)

The following table summarizes the significant assumptions underlying the valuations of IPR&D at acquisition:

Development Project	Weighted Average Estimated Percent Complete	Average Estimated Time to Complete	Estimated Cost to Complete	Risk Adjusted Discount Rate	IPR&D
		(in months)	(in thousands)		(in thousands)
UFE4	70%	9	$890	24%	$1,200
WinPath 3 - SPO	100%	nil	nil	24%	200
WinPath 3 - Rev B	80%	9	792	24%	4,600

			$1,682		$6,000

NOTE 3. Derivative Instruments

The Company generates revenues in U.S. dollars but incurs a portion of its operating expenses in various foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations on the Company’s operating expenses, the Company uses currency forward contracts.

As at March 27, 2011, the Company had 60 currency forward contracts outstanding, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $44.3 million and the contracts had a fair value gain of $1.8 million, which was recorded in other comprehensive income net of taxes of $0.5 million.

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

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using a pricing model with inputs that are observable in the market or corroborated with observable market data. Level 2 observable inputs were used in estimating interest rates used to determine the fair value of the debt component of the Company’s senior convertible notes. See Note 9. Long-Term Debt.

Level 3 – Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all applicable instruments and would include in Level 3 all of those whose fair value is based on significant unobservable inputs. The Company’s Level 3 assets include investments in money market funds classified as Cash and cash equivalents as at December 26, 2010. See Note 7. Investment Securities. Level 3 inputs were used to measure the fair value of the liability for contingent consideration classified as a short-term liability (see below).

Financial assets measured on a recurring basis as at March 27, 2011 and December 26, 2010, are summarized below:

	Fair value, March 27, 2011
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes (1)	$216,058	$—
Money market funds (1)	63,474	—
United States (“US”) treasury and government agency notes (1)	42,618	—
Foreign government and agency notes (1)	18,860	—
US state and municipal securities (1)	9,912	—
Forward currency contracts (2)	—	1,678

Total assets	$350,922	$1,678

(1)	Included in cash and cash equivalents, short-term investments, and long-term investment securities (see Note 7. Investment Securities).

(2)	Included in prepaid expenses and other current assets.

(in thousands)	Fair value, December 26, 2010
	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes (1)	$239,503	$—	$—
Money market funds (1)	150,964	—	22,444
US treasury and government agency notes (1)	77,220	—	—
Foreign government and agency notes (1)	23,739	—	—
US state and municipal securities (1)	17,530	—	—
Forward currency contracts (2)	—	1,311	—

Total assets	$508,956	$1,311	$22,444

(1)	Included in cash and cash equivalents, short-term investments, and long-term investment securities (see Note 7. Investment Securities).

(2)	Included in prepaid expenses and other current assets.

The following table is a reconciliation of financial assets measured at fair value on a recurring basis classified as Level 3:

	Three Months Ended
(in thousands)	March 27, 2011	March 28, 2010
Balance as of beginning of period	$22,444	$23,242
Partial distribution from the Reserve Funds	(22,444)	(4,314)

Balance as of end of period	$—	$18,928

Certain liabilities have been measured at fair values, as follows:

(in thousands)	Fair value, March 27, 2011 Level 2
Liabilities:
2.25% senior convertible notes due October 15, 2025, net	$75,251

	Fair value, December 26, 2010
(in thousands)	Level 2	Level 3
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net	$74,791	$—

Long-term liabilities:
Liability for contingent consideration	—	28,194

Total liabilities	$74,791	$28,194

The fair value of the senior convertible notes has been measured on a non-recurring basis, and the liability for contingent consideration is measured at fair value on a recurring basis.

Level 3 liabilities consist of the liability for contingent consideration related to the acquisition of Wintegra, Inc. See Note 12. Contingencies for further discussion on the liability for contingent consideration, including fair value.

See Note 7. Investment Securities for discussion of the Reserve Funds.

The carrying value of cash, accounts receivable, and accounts payable approximate fair value because of their short maturities.

NOTE 5. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost and recorded compensation expense for the three months ended March 27, 2011 and March 28, 2010, as follows:

	Three Months Ended
(in thousands)	March 27, 2011	March 28, 2010
Cost of revenues	$223	$218
Research and development	2,697	2,164
Selling, general and administrative	3,395	2,969

Total	$6,315	$5,351

The Company received cash of $7.1 million and $5.7 million related to the issuance of stock-based awards during the three months ended March 27, 2011 and March 28, 2010, respectively.

Equity Award Plans

The Company issues its common stock under the provisions of the 2008 Equity Plan (the “2008 Plan”). Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

The 2008 Plan was approved by stockholders at the 2008 Annual Meeting. The 2008 Plan became effective on January 1, 2009 (the “Effective Date”). It is a successor to the 1994 Incentive Stock Plan (the “1994 Plan”) and the 2001 Stock Option Plan (the “2001 Plan”). Up to 30,000,000 shares of our common stock have been initially reserved for issuance under the 2008 Plan. The implementation of the 2008 Plan did not affect any options or restricted stock units outstanding under the 1994 Plan or the 2001 Plan on the Effective Date. To the extent that any of those options or restricted stock units subsequently terminate unexercised or prior to issuance of shares thereunder, the number of shares of common stock subject to those terminated options and restricted stock units will be added to the share reserve available for issuance under the 2008 Plan, up to an additional 15,000,000 shares. No additional shares may be issued under the 1994 Plan or the 2001 Plan. In 2006, the Company assumed the stock option plans and all outstanding stock options of Passave, Inc. as part of the merger consideration in that business combination. In 2010, the Company assumed the stock option plans and all outstanding stock options of Wintegra, Inc. as part of that business combination.

Activity under the option plans during the three months ended March 27, 2011 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at March 27, 2011
Outstanding, December 26, 2010	28,120,086	$8.40
Granted	385,515	$7.99
Exercised	(459,182)	$5.35
Forfeited	(209,480)	$7.50

Outstanding, March 27, 2011	27,836,939	$8.45	6.16	$21,972,179
Exercisable, March 27, 2011	18,542,038	$9.04	4.97	$13,090,383

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at March 27, 2011. No adjustment was required with respect to fully vested options that expired during the three months ended March 27, 2011. During the three months ended March 27, 2011, adjustments in the amount of $0.6 million was recorded for forfeitures.

The fair value of the Company’s stock option awards granted to employees during the three months ended March 27, 2011 was estimated using a lattice-binomial valuation model. The binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended
	March 27, 2011	March 28, 2010
Expected life (years)	4.1	3.9
Expected volatility	43%	55%
Risk-free interest rate	1.6%	1.9%

The weighted average grant-date fair value per stock option granted during the three months ended March 27, 2011, was $2.70. The total intrinsic value of stock options exercised during the three months ended March 27, 2011 was $1.4 million.

As of March 27, 2011, there was $23.1 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.6 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the three months ended March 27, 2011 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at March 27, 2011
Unvested shares at December 26, 2010	2,648,756	—	—
Awarded	329,200	—	—
Released	(32,441)	—	—
Forfeited	(59,287)	—	—

End of Period	2,886,228	1.44	$21,531,186
Restricted Stock Units vested and expected to vest March 27, 2011	2,452,484	1.37	$18,295,529

The intrinsic value of RSUs vested during the three months ended March 27, 2011 was $0.3 million. As of March 27, 2011, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $12.1 million, which is expected to be recognized over the next 2.5 years.

Employee Stock Purchase Plan

In 1991, the Company adopted an Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code. The ESPP allows eligible participants to purchase shares of the Company’s common stock at six-month intervals through payroll deductions at a price of 85% of the lower of the fair market value at specific dates in those six-month intervals (calculated in the manner provided in the plan). Shares of the Company’s common stock are offered under the ESPP through a series of successive offering periods, generally with a maximum duration of 24 months. Under the ESPP, the number of shares authorized to be available for issuance under the plan is increased automatically on January 1 of each year until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares (after adjusting for stock dividends), or (iii) an amount to be determined by the Board of Directors. The ESPP was terminated on February 10, 2011 and no additional shares will be issued under the ESPP.

The 2011 Employee Stock Purchase Plan (the “2011 Plan”) was approved by stockholders at the 2010 Annual Meeting. The 2011 Plan became effective on February 11, 2011 and is the successor to the ESPP. The 2011 Plan consists of consecutive offering periods, generally of a duration of 6 months, and allows eligible employees to purchase shares of the Company’s common stock at the end of each such offering period at a price per share equal to 85% of the lower of the fair market value of a share of Common Stock on the start date or the fair market value of a share of Common Stock on the exercise date of the offering period. Employees purchase such shares through payroll deductions which may not exceed 10% of their total cash compensation. The 2011 Plan imposes certain limitations upon an employee’s right to acquire Common Stock, including the following: (i) no employee may purchase more than 7,500 shares of Common Stock on any one purchase date and (ii) no employee may be granted rights to purchase more than $25,000 worth of Common Stock for each calendar year that such rights are at any time outstanding. Up to 12,000,000 shares of our common stock have been initially reserved for issuance under the 2011 Plan.

During the first three months of 2011, 753,193 shares were issued under the ESPP at a weighted average price of $5.96 per share. As of March 27, 2011, 12,000,000 shares were available for future issuance under the 2011 Plan compared to 8,798,638 under the ESPP as at December 26, 2010.

The fair values of share purchases through the Company’s ESPP were calculated using the Black-Scholes option pricing model, applying an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended
	March 27, 2011	March 28, 2010
Expected life (years)	0.5	0.8
Expected volatility	37%	43%
Risk-free interest rate	0.2%	0.3%

The weighted average grant-date fair value per ESPP award granted during the first three months of 2011 was $2.11.

For the period ending March 27, 2011, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.4 million, which is expected to be recognized over the next 0.4 years.

NOTE 6. Balance Sheet Items

a.	Inventories.

Inventories (net of reserves of $8.5 million and $8.6 million at March 27, 2011 and December 26, 2010, respectively) were as follows:

(in thousands)	March 27, 2011	December 26, 2010
Work-in-progress	$19,475	$19,046
Finished goods	17,997	32,087

	$37,472	$51,133

b.	Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 26, 2010 to March 27, 2011, and for the same period in the prior year were as follows:

	Three Months Ended
(in thousands)	March 27, 2011	March 28, 2010
Balance, beginning of the period	$5,457	$6,097
Accrual for new warranties issued	480	328
Reduction for payments and product replacements	(69)	(120)
Adjustments related to changes in estimate of warranty accrual	(407)	(252)

Balance, end of the period	$5,461	$6,053

The Company’s accrual for warranty obligations is included in accrued liabilities in the condensed consolidated balance sheet.

c.	Restructuring and Other Costs

The activity related to excess facility accruals under the Company’s restructuring plans during the first three months of 2011, by year of plan, was as follows:

(in thousands)	2007	2005	2001	Total
Balance at December 26, 2010	$231	$1,143	$230	$1,604
Cash payments	(68)	(350)	(67)	(485)

Balance at March 27, 2011	$163	$793	$163	$1,119

The remaining balance relates only to excess facilities for the remaining plans, namely the 2007, 2005, and 2001 plans. Payments for excess facilities under these restructuring plans may extend to October 2011.

NOTE 7. Investment Securities

The Company’s available for sale investments, by investment type, consists of the following as at March 27, 2011 and December 26, 2010:

	March 27, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash equivalents:
Money market funds	$63,474	$—	$—	$63,474

Total cash equivalents	63,474	—	—	63,474

Short-term investments:
Corporate bonds and notes	54,551	2,257	—	56,808
US treasury and government agency notes	3,031	137	—	3,168
Foreign government and agency notes	11,095	237	—	11,332
US states and municipal securities	8,111	78	—	8,189

Total short-term investments	76,788	2,709	—	79,497

Long-term investment securities:
Corporate bonds and notes	158,341	1,119	(210)	159,250
US treasury and government agency notes	39,433	121	(104)	39,450
Foreign government and agency notes	7,442	86	—	7,528
US states and municipal securities	1,720	5	(2)	1,723

Total long-term investment securities	206,936	1,331	(316)	207,951

Total	$347,198	$4,040	$(316)	$350,922

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses is included in the Condensed Consolidated Balance Sheet as Accumulated other comprehensive income.

	December 26, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash equivalents:
Corporate bonds and notes	$30,321	$—	$—	$30,321
US treasury and government agency notes	75,346	—	—	75,346
Money market funds	125,940	21	—	125,961
Foreign government and agency notes	802	—	—	802
US states and municipal securities	8,800	—	—	8,800

Total cash equivalents	241,209	21	—	241,230

Short-term investments:
Corporate bonds and notes	36,139	2,483	(1)	38,621
US treasury and government agency notes	1,193	261	—	1,454
Foreign government and agency notes	7,435	279	—	7,714
US states and municipal securities	6,940	72	—	7,012

Total short-term investments	51,707	3,095	(1)	54,801

Long-term investment securities:
Corporate bonds and notes	169,590	1,338	(367)	170,561
US treasury and government agency notes	47,877	188	(198)	47,867
Foreign government and agency notes	15,065	158	—	15,223
US states and municipal securities	1,720	—	(2)	1,718

Total long-term investment securities	234,252	1,684	(567)	235,369

Total	$527,168	$4,800	$(568)	$531,400

*	Gross unrealized gains include accrued interest on investments of $2.7 million. The remainder of the gross unrealized gains and losses is included in the Condensed Consolidated Balance Sheet as Accumulated other comprehensive income.

As of March 27, 2011 and December 26, 2010, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of March 27, 2011, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income.

The investments in Reserve Funds, classified as cash and cash equivalents on the consolidated balance sheet, net of provision, totaling $22.4 million at December 26, 2010 relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”).

As at December 26, 2010, all the underlying investments held in the Reserve Funds have matured or were sold, and securities are held only in overnight notes.

During 2010, the Primary Fund entered into liquidation proceedings which were supervised by the U.S. Securities and Exchange Commission, and the Company received partial distributions of its holdings. During the fourth quarter of 2010, the U.S. District Court for the Southern District of New York entered into final judgment accepting a proposed settlement agreement with respect to the International Fund. Subsequent to the year-ended December 26, 2010, that judgment became final, as a result, the Company recognized recovery of impairment on investment securities of $3.8 million, based on partial distributions received based on these settlements. The courts set aside certain amounts of cash held by the Reserve Funds for legal and administrative costs, and if the cash is not all consumed, we could potentially receive a further distribution.

During the first quarter of 2011, the Company received $22.4 million on December 31, 2010 from the International Fund.

See Note 4. Fair Value Measurements and the Form 10-K for the year ended December 26, 2010 for further details.

NOTE 8. Short-Term Loan

On November 18, 2010, the Company, PMC-Sierra US Inc., a Delaware wholly owned subsidiary of the Company (the “Borrower”), and Bank of America, N.A., as the Lender, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides the Borrower with a term loan of $220 million (the “Credit Facility”), which was borrowed on November 18, 2010. The Credit Facility was used to finance, in part, the acquisition of Wintegra by the Company. During 2010, the Company repaid $40 million. As a result, the balance as of December 26, 2010, is $181.0 million, which included accrued interest.

The loan had a maturity date of January 17, 2011 but was fully repaid in the amount of $181.0 million, including accrued interest on January 10, 2011, during the first quarter of 2011.

NOTE 9. Long-Term Debt

In October 2005, the Company issued senior convertible notes (the “Notes”) with an aggregate principal amount of $225.0 million and bearing interest at a rate of 2.25% per annum that are due on October 15, 2025. At the date of issuance, the Company’s borrowing rate for similar debt instruments without any equity conversion features was estimated to be 8.0% per annum. The borrowing rate of 8.0% was estimated using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves, and volatilities; all of which are defined as Level 2 observable inputs. See Note 4. Fair Value Measurements.

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

As at March 27, 2011, net of repurchases completed to date, the carrying amount of the equity component is $35.2 million (December 26, 2010 - $35.2 million) and the carrying of the debt component is $62.5 million (December 26, 2010 - $61.6 million), which represents the principal amount of $68.3 million (December 26, 2010 - $68.3 million) net of the unamortized discount of $5.9 million (December 26, 2010 - $6.7 million). The balance of deferred debt issue costs as at March 27, 2011 is $0.3 million (December 26, 2010 - $0.4 million).

NOTE 10. Income Taxes

The Company recorded a provision for income taxes of $5.9 million and $1.3 million for the three months ended March 27, 2011 and March 28, 2010, respectively.

The Company’s effective tax rate was (342)% and 4% for the three months ended March 27, 2011 and March 28, 2010, respectively. During the three months ended March 27, 2011, the Company utilized available stock option related loss carry-forwards. As a result, the Company recognized $2.2 million of additional income tax provision due to the benefit of stock option related loss carry-forwards being recognized in equity. This impacted the effective tax rate by (125%). The remaining difference relates primarily to foreign exchange translation of a foreign subsidiary and the tax effects associated with the sale of certain assets between our wholly-owned subsidiaries.

The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, permanent differences arising from stock based compensation, foreign exchange translation of a foreign subsidiary, investment tax credits earned, non-deductible intangible asset amortization, the effect of intercompany transactions, changes in valuation allowance, and changes in accruals related to the unrecognized tax benefit liabilities in the three months ended March 27, 2011 and March 28, 2010, respectively.

As at March 27, 2011, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $62.4 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 11. Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended
(in thousands, except per share amounts)	March 27, 2011	March 28, 2010
Numerator:
Net (loss) income	$(7,657)	$26,987
Denominator:
Basic weighted average common shares outstanding (1)	234,058	229,804
Dilutive effect of employee stock options and awards	—	3,849
Diluted weighted average common shares outstanding (1)	234,058	233,653

Basic net (loss) income per share	$(0.03)	$0.12
Diluted net (loss) income per share	$(0.03)	$0.12

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the first three months ended March 27, 2011, the Company had approximately 3.5 million options that were not included in diluted net loss per share because they would be anti-dilutive.

NOTE 12. Contingencies

Contingent consideration

As of November 18, 2010, the date of the acquisition of Wintegra, the Company recorded a liability for contingent consideration as part of the purchase price at the estimated fair value of $28.2 million, which reflects the fair value of an earn-out payment that the equity holders of Wintegra may be entitled to if 2011 revenues exceed an agreed threshold. The fair value of the liability for contingent consideration of $28.2 million was estimated by applying the income approach. The measure is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include a discount rate of 4.75 percent and probability-adjusted level of quarterly revenues. The Company will perform quarterly revaluations of the liability for contingent consideration and record the change as a component of operating income. During the first quarter of 2011, the Company recognized the accretion of the Liability for contingent consideration in the amount of $0.5 million, which was recognized as Interest expense, net on the Condensed Consolidated Statement of Operations. As at March 27, 2011, the Liability for contingent consideration of $28.7 million was classified as short-term.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources and liquidity sufficiency, sources of liquidity, capital expenditures, interest income and expenses, restructuring activities, cash commitments, purchase commitments, use of cash, our expectation regarding our amortization of purchased intangible assets, our expectations regarding our acquisition of the Channel Storage business from Adaptec, Inc. (“Adaptec”) and of Wintegra, Inc., and our expectation regarding distribution from certain investments. Such statements, particularly in the “Business Outlook” section, are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. (See also “Risk Factors” Part II, Item 1A. and our other filings with the Security Exchange Commission (“SEC”)). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the filing date of this Quarterly Report.

Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Our current revenues are generated by a portfolio of approximately 730 products which we have designed and developed or acquired. PMC’s diverse product portfolio enables many different types of communications network infrastructure equipment. PMC is enabling the next generation of wired, wireless and storage networks that provide new levels of performance for smartphone services, video streaming and cloud computing. With continued rapid growth in network traffic, we believe carrier customers will migrate aggressively to packet-based networks. We will enable this transition by delivering solutions that allow a smooth transition from Time-Division Multiplexing (T1/E1, Sonet) based networks to full packet networking, and by providing high performance storage solutions that provide access and storage facilities for digital content of all types.

Our Enterprise Storage products enable high-speed communication servers and storage devices to store, manage and move large quantities of data securely. Moving beyond data centers, our Fiber Access products are used to send data from residences and businesses to carrier central offices over fiber optic networks. Our Wireless Access solutions are used to transmit data in wireless base station, mobile backhaul, and aggregation equipment. Our Metro networking products are used in optical transport platforms, multi-services provisioning platforms, and edge routers where they gather, process and transmit disparate traffic to their next destination in the network. Our Printer and Enterprise Networking products provide integrated solutions for laser printers, switches, and routers that are used by enterprises and small businesses to manage and transmit their data. We expect our microprocessor solutions to continue to ship into the laser printer market as well as the enterprise networking market.

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

Results of Operations

First Quarter of 2011 and 2010

	First Quarter		Change
($ millions)	2011	2010
Net revenues	$157.4	$152.8	3%

Overall net revenues for the first quarter of 2011 increased $4.6 million, compared to the first quarter of 2010. This year over year increase was mainly the result of incremental net revenues from acquisitions completed in 2010, as well as higher volumes of our Enterprise Storage products shipped during the first quarter of 2011. This was partially offset by generally lower net revenues across all other product offerings on lower volumes compared to the first quarter of 2010.

Net revenues from our Printer and Enterprise Networking products were lower than in the first quarter of 2010, driven mainly by lower volumes. This was partially offset by higher net revenues from our Enterprise Storage products, mainly driven by our customers continuing the transition to our higher performance 6 Gb/SAS platforms.

Net revenues from Metro, Transport and Aggregation and Fiber Access decreased with lower volumes in the first quarter of 2011, compared to the first quarter of 2010. The lower volumes were due mainly to decreased demand from Original Equipment Manufacturer (“OEM”) customers in China, Europe and North America relative to the first quarter of 2010. This decrease was largely offset by incremental net revenues of $14.3 million from our Wireless Access products, from our acquisition of Wintegra, completed in November 2010.

On a sequential basis, net revenues in the first quarter 2011 decreased by $1.9 million or approximately 1% from $159.3 million in the fourth quarter of 2010 to $157.4 million. This was mainly as a result of customers working down inventory and was largely offset by having a full quarter of net revenues from our acquisition of Wintegra.

Gross profit

	First Quarter		Change
($ millions)	2011	2010
Gross profit	$98.3	$103.8	(5)%
Percentage of net revenues	62%	68%

Total gross profit decreased by $5.5 million in the first quarter of 2011 compared to the same period in 2010 and gross profit as a percentage of net revenues decreased by 6% to 62% in the first quarter of 2011 as compared to the same period in 2010. The decrease is due to $9 million of expense related to our acquisition of Wintegra in November 2010, specifically, the effect of fair value adjustments related to inventory acquired from Wintegra and sold during the first quarter of 2011. As a result, gross profit as a percentage of net revenues would have been 68% had it not been for the above noted fair value adjustment.

Other costs and expenses

	First Quarter		Change
($ millions)	2011	2010
Research and development	$54.5	$42.1	29%
Percentage of net revenues	35%	28%

Selling, general and administrative	$32.2	$22.4	44%
Percentage of net revenues	20%	15%

Amortization of purchased intangible assets	$11.0	$9.8	12%
Percentage of net revenues	7%	6%	1%
Restructuring costs and other charges	$—	$0.3	(100)%
Percentage of net revenues	—%	—%	—%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses increased by $12.4 million in the first quarter 2011 as compared to the same period in the prior year. This was primarily the result of the increase in R&D expense from our acquisition of the Channel Storage business and Wintegra in 2010. The remainder of the increase was primarily due to increased payroll related costs due to the combination of the completion of planned hiring and the effect of foreign exchange on our foreign operations. Also, outside consultant services and material costs were higher due to higher tapeout costs, partially offset by reduction in other expenses.

Our selling, general and administrative, or SG&A, expenses increased by $9.8 million in the first quarter of 2011 as compared to the same period in the prior year. This was primarily the result of the increase in SG&A expenses from our acquisitions completed during 2010, including acquisition-related costs. During the first quarter of 2011, we also recognized lease exit costs of $3.4 million related to the exit of the Mission Towers lease, partially offset by a reduction in other expenses.

Amortization of purchased intangible assets

Amortization expense for acquired intangible assets related to developed technology, customer relationships, trademarks and backlog increased by $1.2 million in the first quarter of 2011 compared to the same period in 2010. The increase was the result of amortization related to the intangible assets identified in the preliminary purchase price allocation for our acquisitions of the Channel Storage business from Adaptec, and Wintegra, Inc., in the amount of $0.9 million and $5.4 million, respectively. Partially offsetting this increase in amortization, intangibles related to the acquisition of Passave, Inc. became fully amortized early in the second quarter of 2010, resulting in a $5.1 million decrease.

Restructuring costs and other charges

We incurred restructuring costs and other charges in the first quarter of 2011 and 2010 of $ nil and $0.3 million, respectively. Our restructuring activities are nearing completion. As a result, any costs result from minor adjustments to excess facilities related assumptions of sublease income, if any.

Further details regarding these restructuring plans are available in our Annual Report on Form 10-K for the year ended December 26, 2010.

Other expense and Provision for income taxes

	First Quarter		Change
($ in millions)	2011	2010
Gain on sale of investment securities	$0.2	$0.1	100%
Amortization of debt issue costs	$(0.1)	$(0.1)	—%
Foreign exchange loss	$(1.5)	$(1.0)	(50)%
Interest expense, net	$(0.9)	$(0.1)	(800)%
Provision for income taxes	$(5.9)	$(1.3)	(354)%

Gain on sale of investment securities

In the first quarter of 2011 and 2010, we realized gains on sale of investment securities of $0.2 million and $0.1 million, respectively, related to the disposition of investment securities.

Amortization of debt issue costs

We recognized amortization of debt issue costs of $0.1 million in the first quarter of 2011 and 2010, relating to our senior convertible notes.

Foreign exchange loss

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian Dollar relative to the United States Dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange loss was $1.5 million and $1.0 million in the first quarter of 2011 and the first quarter of 2010, respectively, which was primarily due to foreign exchange loss on the revaluation of our foreign denominated assets and liabilities. The foreign exchange loss was driven by the foreign exchange rate between the United States Dollar and these foreign currencies depreciating 3% during the first quarter of 2011 compared to depreciating 2% during the first quarter of 2010.

Interest expense, net

Net interest expense increased by $0.8 million in the first quarter of 2011 compared to the first quarter of 2010. During the first quarter of 2011, we recognized the interest expense relating to the accretion of the liability for contingent consideration in the amount of $0.5 million. In addition, we recognized $0.3 million interest expense on our short-term loan related to our acquisition of Wintegra, Inc., which was fully repaid during the first quarter of 2011.

Provision for income taxes

We recorded a provision for income taxes of $5.9 million and $1.3 million for the three months ended March 27, 2011 and March 28, 2010, respectively.

Our effective tax rate was (342)% and 4% for the three months ended March 27, 2011 and March 28, 2010, respectively. During the three months ended March 27, 2011, we utilized available stock option related loss carry-forwards. As a result, we recognized $2.2 million of additional income tax provision due to the benefit of stock option related loss carry-forwards being recognized in equity. This impacted the effective tax rate by (125%). The remaining difference relates primarily to foreign exchange translation of a foreign subsidiary, and the tax effects associated with the sale of certain assets between our wholly-owned subsidiaries.

The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, permanent differences arising from stock based compensation, foreign exchange translation of a foreign subsidiary, investment tax credits earned, non-deductible intangible asset amortization, the effect of intercompany transactions, changes in valuation allowance, and changes in accruals related to the unrecognized tax benefit liabilities in the three months ended March 27, 2011 and March 28, 2010, respectively.

The condensed consolidated financial statements for the three months ended March 27, 2011 and March 28, 2010 include the tax effects associated with the sale of certain assets between wholly-owned subsidiaries of the Company. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly, the $21.5 million recorded as long-term prepaid expenses as at March 27, 2011 represents the remaining tax expense to be recognized over periods of up to six years, with corresponding amounts recorded as current and deferred income taxes payable and as liability for unrecognized tax benefits.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 26, 2010, which also provides commentary on our most critical accounting estimates.

As discussed more fully in our Form 10-K for the year ended December 26, 2010 in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Critical Accounting Policies and Estimates section and Item 8. Financial Statements and Supplementary Data, in Note 1. Summary of Significant Accounting Policies, goodwill is reviewed for impairment annually and more frequently if an event occurs or circumstances change that could reduce the fair value below its carrying value.

There were no indications of impairment to goodwill or intangible assets during the first three months of 2011. Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.

Business Outlook

We expect our revenues for the second quarter of 2011 to be approximately $163.7 million to $171.6 million (representing a range of 4% to 9% increase over revenues for the first quarter of 2011) based on typical order patterns. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenues is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. In the first quarter of 2011, net orders booked and shipped within the quarter were approximately 26% of quarterly sales, and we expect the turns percentage to be approximately 20% in the second quarter of 2011 compared with the first quarter of 2011.

We anticipate our second quarter 2011 gross margin percentage to be in the range of 68.5% to 68.9%, which includes approximately $0.2 million stock-based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our second quarter 2011 research and development and selling, general and administrative expenses to be approximately $96.1 million to $98.1 million, respectively including, stock-based compensation expense of approximately $6.1 million to $7.1 million, and amortization of purchased intangible assets related to our past acquisitions of $11 million.

We anticipate that net interest expense will be approximately $0.3 million in the first quarter of 2011 as interest income earned from our cash position will be offset by interest expense incurred on our outstanding senior convertible notes and the accretion of the liability for contingent consideration.

The GAAP provision for income taxes is not available on a forward-looking basis without unreasonable effort.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay our short-term loan, and finance working capital. The combination of cash, cash equivalents, short-term investments, and long-term investment securities at March 27, 2011 and December 26, 2010 totaled $413.7 million and $583.5 million, respectively, which are composed of the following:

	March 27, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Cash	$62,805	$—	$—	$62,805
Money market funds	63,474	—	—	63,474

Total cash and cash equivalents	126,279	—	—	126,279

Short-term investments:
Corporate bonds and notes	54,551	2,257	—	56,808
US Treasury and Government Agency notes	3,031	137	—	3,168
Foreign Government and Agency notes	11,095	237	—	11,332
US States and Municipal securities	8,111	78	—	8,189

Total short-term investments	76,788	2,709	—	79,497

Long-term investment securities:
Corporate bonds and notes	158,341	1,119	(210)	159,250
US Treasury and Government Agency notes	39,433	121	(104)	39,450
Foreign Government and Agency notes	7,442	86	—	7,528
US States and Municipal securities	1,720	5	(2)	1,723

Total long-term investment securities	206,936	1,331	(316)	207,951

Total	$410,003	$4,040	$(316)	$413,727

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses is included in the Condensed Consolidated Balance Sheet as Accumulated other comprehensive income.

	December 26, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Cash	$52,125	$—	$—	$52,125
Corporate bonds and notes	30,321	—	—	30,321
US treasury and government agency notes	75,346	—	—	75,346
Money market funds	125,940	21	—	125,961
Foreign government and agency notes	802	—	—	802
US states and municipal securities	8,800	—	—	8,800

Total cash and cash equivalents	293,334	21	—	293,355

Short-term investments:
Corporate bonds and notes	36,139	2,483	(1)	38,621
US Treasury and Government Agency notes	1,193	261	—	1,454
Foreign Government and Agency notes	7,435	279	—	7,714
US States and Municipal securities	6,940	72	—	7,012

Total short-term investments	51,707	3,095	(1)	54,801

Long-term investment securities:
Corporate bonds and notes	169,590	1,338	(367)	170,561
US Treasury and Government Agency notes	47,877	188	(198)	47,867
Foreign Government and Agency notes	15,065	158	—	15,223
US States and Municipal securities	1,720	—	(2)	1,718

Total long-term investment securities	234,252	1,684	(567)	235,369

Total	$579,293	$4,800	$(568)	$583,525

*	Gross unrealized gains include accrued interest on investments of $2.7 million. The remainder of the gross unrealized gains and losses is included in the Condensed Consolidated Balance Sheet as Accumulated other comprehensive income.

Our cash and cash equivalents, short-term investments, and long-term investment securities balances as at March 27, 2011 and December 26, 2010 are not all available in the United States.

Included in our cash equivalents at March 27, 2011 were shares in the Reserve Funds with a zero carrying value, net of provisions (December 26, 2010 – $22.4 million, net) for which we had outstanding redemption orders. The Reserve Funds were AAA-rated money market funds that announced redemption delays and suspended trading in September 2008 during the severe disruption in the financial markets. Currently, and as of December 26, 2010, all the underlying investments held in the Reserve Funds have matured or were sold, and securities are held only in overnight notes.

In the first quarter of 2011, we received a $22.4 million distribution. Our remaining investments in the Reserve Funds total $8 million and are fully provided on our condensed consolidated balance sheet. While we expect any future distributions to be nominal, changes in the future liquidation process and related legal proceedings of the Reserve Funds could result in further adjustments to the fair value and classification of these investments. See our Form 10-K for the year ended December 26, 2010 for further details.

As of March 27, 2011 and December 26, 2010, we had $62.5 million and $61.6 million of senior convertible notes outstanding, respectively, recorded on our condensed consolidated balance sheets. The face value of the senior convertible notes as at both March 27, 2011 and December 26, 2010 was $68.3 million. We continue to expect that our cash from operations, short-term investments and long-term investment securities will be our primary sources of liquidity.

In the future, we expect our cash on hand, from operations, our short-term investments, and long-term investment securities to be our primary source of liquidity.

Operating Activities

During the first three months of 2011, we generated net positive operating cash flows of $9.4 million, compared to $28.8 million generated in the first three months of 2010.

In 2011, net positive operating cash flow was primarily from the add back of $24.8 million of amortization and depreciation. This amount was driven by amortization of purchased intangibles, which increased on a year over year basis by $10.7 million in November 2010 due to the purchase of Wintegra, Inc. Other significant changes in non-cash working capital items included:

•

$10.8 million outflow relating to an increase in accounts receivable. We generated a large portion of our first quarter’s revenues in March, and the billings remained outstanding as of the end of our fiscal period, given the typical net 30 day terms most of our customers are granted. We received $13 million in the first six days of our second fiscal quarter.

•

$13.4 million outflow relating to a decrease in accounts payable and accrued liabilities. This decrease was driven by the timing of payment of our year end trade payables, and the payment of payroll-related amounts including payroll taxes related to share transactions conducted in connection with our acquisition of Wintegra, Inc. in November 2010.

•	$4.6 million inflow related to inventories as we tightly controlled spending on inventories during the first quarter.

•	$4.3 million inflow related to an increase to our tax accruals.

Investing Activities

We used net cash of $2.9 million for investing activities in the first three months of 2011, which included $31.8 million for the purchase of investment securities and $4.1 million for the purchase of property, equipment and intellectual property, offset by the receipt of $33 million in proceeds from the disposal of investment securities.

Financing Activities

In the first three months of 2011, we used $181 million to repay the short-term loan obtained to fund our acquisition of Wintegra, Inc. We also generated $7.1 million from the issuance of common shares under our employee stock option plans.

As of March 27, 2011, we had cash commitments made up of the following:

	Payments due in:
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations:
Minimum Rental Payments	$38,458	$7,071	$12,476	$10,302	$8,609
Estimated Operating Cost Payments	11,188	2,596	3,817	2,925	1,850
Liability for contingent consideration	30,400	30,400	—	—	—
Long Term Debt:
Principal Repayment	68,340	—	—	—	68,340
Interest Payments	23,067	1,538	3,076	3,076	15,377
Purchase and other Obligations	18,174	9,136	9,038	—	—

Total	$189,627	$50,741	$28,407	$16,303	$94,176

In addition to the amounts shown in the table above, we have recorded a $62.4 million liability for unrecognized tax benefits as of March 27, 2011, and we are uncertain as to if or when such amounts may be realized.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $29.3 million at April 21, 2011 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

During the first quarter of 2011, we relocated our corporate headquarters to Sunnyvale, California. The commitment of $13.8 million relating to this lease is included in the table above as an operating lease obligation.

Also, in addition to the amounts shown in the table above, we expect to use approximately $22.4 million of cash in the remainder of 2011 for property and equipment and purchases of intellectual property.

On October 21, 2010, we entered into a definitive agreement to acquire Wintegra, Inc. for cash consideration of $240 million less cash on hand at the closing date, subject to certain adjustments. Additional cash consideration of up to $60 million may be paid if certain growth and performance milestones are reached by the end of 2011. We have included this contingent consideration in the table above, at its estimated fair value as of March 27, 2011.

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

Cash Equivalents, Short-Term Investments and Long-Term Investment Securities:

We regularly maintain a portfolio of short and long-term investments comprised of various types of money market funds, United States treasury and government agency notes including FDIC-insured corporate notes, United States state and municipal securities, foreign government and agency notes, and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. Our investment policy sets guidelines for diversification and maturities that intend to preserve principal, while meeting liquidity needs. Maturities of these instruments are 36 months or less. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent. We classify these securities as available-for-sale and they are carried at fair market value. Our corporate policies prevent us from holding material amounts of asset-backed commercial paper.

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

Based on a sensitivity analysis performed on the financial instruments held at March 27, 2011, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100, or 150 basis points would result in a decline, or increase, in portfolio value of approximately $1.9 million, $3.9 million, and $5.8 million, respectively.

Senior Convertible Notes:

At March 27, 2011, $68.3 million in face value of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our senior convertible notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, and changes in our credit worthiness.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our foreign currency forward contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required. If the counterparties to our foreign currency forward contracts that matured in the fiscal quarter ended March 27, 2011, had not fulfilled their contractual obligations and we were required to purchase Canadian dollars at the spot rate, our operating income for the first three months of 2011 would have decreased by $0.5 million.

At March 27, 2011, we had 60 currency forward contracts outstanding, all with maturities of less than 12 months that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $44.3 million and the contracts had a fair value of $1.8 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first three months of 2011, we recorded a $1.0 million foreign exchange loss on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $3.5 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first three months of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

We depend on a limited number of customers for large portions of our net revenues. During the rolling twelve month period ended March 27, 2011 and March 28, 2010, we had one end customer that accounted for more than 10% of our revenues, namely Hewlett-Packard Company. During the first three months of 2011, our top ten customers accounted for more than 60% of our net revenues. During the first three months of 2010, our top ten customers accounted for more than 70% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Our results of operations are increasingly dependent on our sales in China, which on a bill-to basis, accounted for over 30% of our net revenues in the first three months of 2011 and 2010. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial negative impact on our business. While the growth of Fiber-To-The-Home technology in China has continued to be strong, a slowdown in that growth would have an adverse impact on our operating results.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $1.0 million foreign exchange loss on the revaluation of our income tax liability, net of deferred tax assets, in the first three months of 2011 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $3.5 million impact to our pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In the first three months of 2011, three outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

We depend on third parties for the assembly and testing of our semiconductor products, which could delay and limit our product shipments.

We depend on third parties in Asia for the assembly and testing of our semiconductor products. In addition, subcontractors in Asia assemble all of our semiconductor products into a variety of packages. Raw material shortages, political and social instability, assembly and testing house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply, assembly or testing. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues. At times, capacity in the assembly industry has become scarce and lead times have lengthened. This capacity shortage may become more severe, which could in turn adversely affect our revenues. We have less control over delivery schedules, assembly processes, testing processes, quality assurances, raw material supplies and costs than competitors that do not outsource these tasks.

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

We do not have sufficient business interruption insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could have a material adverse effect on our business. We are vulnerable to a major earthquake and other calamities. We have operations in seismically active regions in Japan, British Columbia, Canada and California, and we rely on third-party suppliers, including wafer fabrication and testing facilities, in seismically active regions in Asia. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake in any of their regions. We are unable to predict the effects of any such event, but the effects could be seriously harmful to our business.

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

To compete effectively, we must protect our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We hold numerous patents and have a number of pending patent applications. However, our portfolio of patents includes some that expired in 2010 and some that are expiring in subsequent years, which could have a negative effect on our ability to prevent competitors from duplicating certain of our products.

We might not succeed in obtaining patents from any of our pending applications. Even if we are awarded patents, they may not provide any meaningful protection or commercial advantage to us, as they may not be of sufficient scope or strength, or may not be issued in all countries where our products can be sold. In addition, our competitors may be able to design around our patents.

To protect our product technology, documentation and other proprietary information, we enter into confidentiality agreements with our employees, customers, consultants and strategic partners. We require our employees to acknowledge their obligation to maintain confidentiality with respect to PMC’s products. Despite these efforts, we cannot guarantee that these parties will maintain the confidentiality of our proprietary information in the course of future employment or working with other business partners. We develop, manufacture and sell our products in Asia and other countries that may not protect our intellectual property rights to the same extent as the laws of the United States. This makes piracy of our technology and products more likely. Steps we take to protect our proprietary information may not be adequate to prevent theft of our technology. We may not be able to prevent our competitors from independently developing technologies that are similar to or better than ours.

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

At March 27, 2011, we have $62.5 million carrying value ($68.3 million of face value) of our 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

11.1	Calculation of net income per share – included in Note 11. Net (Loss) Income Per Share of the financial statements included in Item I of Part I of this Quarterly Report.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: May 4, 2011	/s/ Michael W. Zellner
Michael W. Zellner
Vice President, Chief Financial Officer and
Principal Accounting Officer