Form 10-Q
period 2011-06-26
PMC SIERRA INC
filed 2011-08-04
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 26, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period from              to

Commission File Number 0-19084

PMC-Sierra, Inc.

(Exact name of registrant as specified in its charter)

A Delaware Corporation - I.R.S. NO. 94-2925073

1380 Bordeaux Drive

Sunnyvale, CA 94089

(408) 239-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2011, the registrant had 233,640,034 shares of Common Stock, $0.001 par value, outstanding.

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net revenues	$171,018	$160,669	$328,452	$313,495
Cost of revenues	52,663	50,064	111,824	99,069

Gross profit	118,355	110,605	216,628	214,426

Other costs and expenses:
Research and development	56,421	43,646	110,920	85,713
Selling, general and administrative	29,366	25,196	61,575	47,581
Amortization of purchased intangible assets	11,031	6,816	22,052	16,652
Restructuring costs and other charges	—	—	—	256

Income from operations	21,537	34,947	22,081	64,224

Other (expense) income:
Gain (loss) on sale of investment securities	167	(429)	337	(299)
Amortization of debt issue costs	(50)	(50)	(100)	(100)
Foreign exchange (loss) gain	(623)	74	(2,097)	(915)
Interest expense, net	(571)	(25)	(1,495)	(146)

Income before provision for income taxes	20,460	34,517	18,726	62,764
Provision for income taxes	(3,725)	(4,411)	(9,648)	(5,671)

Net income	$16,735	$30,106	$9,078	$57,093

Net income per common share - basic	$0.07	$0.13	$0.04	$0.25
Net income per common share - diluted	$0.07	$0.13	$0.04	$0.24

Shares used in per share calculation - basic	234,993	230,997	234,526	230,401
Shares used in per share calculation - diluted	237,506	234,925	237,531	234,289

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 26, 2011	December 26, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$170,521	$293,355
Short-term investments	94,016	54,801
Accounts receivable, net of allowance for doubtful accounts of $1,952 (2010 - $1,888)	71,022	69,263
Inventories, net	34,104	51,133
Prepaid expenses and other current assets	21,578	21,559
Income taxes receivable	5,973	4,554
Deferred tax assets	17,222	12,162

Total current assets	414,436	506,827
Investment securities	195,263	235,369
Investments and other assets	6,950	10,687
Prepaid expenses	19,951	22,987
Property and equipment, net	19,249	18,367
Goodwill	520,899	523,712
Intangible assets, net	182,314	202,265
Deferred tax assets	2,071	1,187
Deposits for wafer fabrication capacity	—	5,145

	$1,361,133	$1,526,546

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term loan	$—	$180,991
Accounts payable	23,353	32,048
Accrued liabilities	70,632	76,566
Liability for unrecognized tax benefit	45,169	40,300
Deferred income taxes	2,660	2,823
Accrued restructuring costs	639	1,604
Deferred income	16,072	18,231
Liability for contingent consideration	29,004	—

Total current liabilities	187,529	352,563

2.25% senior convertible notes due October 15, 2025, net	63,328	61,605
Liability for contingent consideration	—	28,194
Long-term obligations	7,470	8,940
Deferred income taxes	39,579	36,549
Liability for unrecognized tax benefit	18,679	17,908

PMC special shares convertible into 1,029 (2010 - 1,370) shares of common stock	1,228	1,716

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 233,535 shares issued and outstanding (2010 - 232,008)	253	252
Additional paid in capital	1,590,867	1,575,949
Accumulated other comprehensive income	2,324	2,072
Accumulated deficit	(550,124)	(559,202)

Total stockholders’ equity	1,043,320	1,019,071

	1,361,133	1,526,546

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 26, 2011	June 27, 2010
Cash flows from operating activities:
Net income	$9,078	$57,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,723	25,194
Stock-based compensation	13,361	11,014
Unrealized foreign exchange loss, net	1,828	766
Net amortization of premiums/discounts and accrued interest of investments	2,186	2,083
Accrued interest on short-term loan	589	—
(Gain) loss on disposal of investment securities	(336)	298
Changes in operating assets and liabilities:
Accounts receivable	(1,759)	(20,805)
Inventories	8,017	2,162
Prepaid expenses and other current assets	1,698	2,580
Accounts payable and accrued liabilities	(9,045)	9,679
Deferred income taxes and income taxes payable	4,208	(11,157)
Accrued restructuring costs	(970)	(1,139)
Deferred income	(2,154)	2,838

Net cash provided by operating activities	67,424	80,606

Cash flows from investing activities:
Acquisition of Channel Storage business from Adaptec, Inc.	—	(34,250)
Purchases of property and equipment	(5,861)	(3,566)
Purchase of intangible assets	(3,930)	(1,178)
Redemption of short-term investments	—	4,314
Disposals of investment securities	72,276	59,098
Purchases of investment securities	(72,957)	(171,894)

Net cash used in investing activities	(10,472)	(147,476)

Cash flows from financing activities:
Repayment of short-term loan	(180,991)	—
Proceeds from issuance of common stock	10,454	7,921
Repurchases of common stock	(9,704)	—

Net cash (used in) provided by financing activities	(180,241)	7,921

Effect of exchange rate changes on cash and cash equivalents	455	103
Net decrease in cash and cash equivalents	(122,834)	(58,846)
Cash and cash equivalents, beginning of period	293,355	192,841

Cash and cash equivalents, end of period	$170,521	$133,995

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 26, 2011 AND JUNE 27, 2010

(in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (net of tax)	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 28, 2011	233,324	$253	$1,591,507	$2,431	$(566,859)	$1,027,332
Net income	—	—	—	—	16,735	16,735
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $245	—	—	—	(654)	—	(654)
Change in fair value of investment securities, net of tax of $218	—	—	—	547	—	547

Comprehensive income						16,628

Conversion of special shares into common shares	266	—	381	—	—	381
Issuance of common stock under stock benefit plans	1,253	1	2,515	—	—	2,516
Stock-based compensation expense	—	—	7,046	—	—	7,046
Benefit of stock option related loss carry-forwards	—	—	(879)	—	—	(879)
Repurchases of common stock	(1,308)	(1)	(9,703)	—	—	(9,704)

Balances at June 26, 2011	233,535	$253	$1,590,867	$2,324	$(550,124)	$1,043,320

Balance at March 29, 2010	228,960	$249	$1,532,521	$1,504	$(615,377)	$918,897
Net income	—	—	—	—	30,106	30,106
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $146	—	—	—	(365)	—	(365)
Change in fair value of investment securities, net of tax of $98	—	—	—	254	—	254

Comprehensive income						29,995

Issuance of common stock under stock benefit plans	976	1	1,530	—	—	1,531
Stock-based compensation expense	—	—	5,663	—	—	5,663

Balances at June 27, 2010	229,936	$250	$1,539,714	$1,393	$(585,271)	$956,086

Balance at December 27, 2010	232,008	$252	$1,575,949	$2,072	$(559,202)	$1,019,071
Net income	—	—	—	—	9,078	9,078
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $164	—	—	—	(368)	—	(368)
Change in fair value of investment securities, net of tax of $247	—	—	—	620	—	620

Comprehensive income						9,330

Conversion of special shares into common shares	341	—	488	—	—	488
Issuance of common stock under stock benefit plans	2,494	2	9,488	—	—	9,490
Stock-based compensation expense	—	—	13,361	—	—	13,361
Benefit of stock option related loss carry-forwards	—	—	1,284	—	—	1,284
Repurchases of common stock	(1,308)	(1)	(9,703)	—	—	(9,704)

Balances at June 26, 2011	233,535	$253	$1,590,867	$2,324	$(550,124)	$1,043,320

Balance at December 28, 2009	227,655	$247	$1,521,476	$1,164	$(642,364)	$880,523
Net income	—	—	—	—	57,093	57,093
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $160	—	—	—	(359)	—	(359)
Change in fair value of investment securities, net of tax of $216	—	—	—	588	—	588

Comprehensive income						57,322

Issuance of common stock under stock benefit plans	2,281	3	7,224	—	—	7,227
Stock-based compensation expense	—	—	11,014	—	—	11,014

Balances at June 27, 2010	229,936	$250	$1,539,714	$1,393	$(585,271)	$956,086

See notes to the condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc. (the “Company” or “PMC”) is the semiconductor innovator transforming networks that connect, move and store digital content. Building on a track record of technology leadership, the Company is driving innovation across storage, optical and mobile networks. PMC’s highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

Basis of presentation. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2011 will consist of 53 weeks and will end on Saturday, December 31, 2011. Fiscal 2010 consisted of 52 weeks and ended on Sunday, December 26, 2010. The first two quarters of 2011 and 2010 consisted of 26 weeks each.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets, contingent purchase consideration, and goodwill, the valuation of investments, accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes including uncertain tax positions, restructuring costs, assumptions used to measure the fair value of the debt component of our senior convertible notes, accounting for employee benefit plans, and contingencies. Actual results could differ materially from these estimates.

Recent Accounting Pronouncements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), provide common definitions of fair value and common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The Company will adopt this amendment effective the first quarter of fiscal 2012. The adoption of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company will adopt this amendment effective the first quarter of fiscal 2012. The adoption of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

NOTE 2. Business Combinations

Acquisition of Wintegra, Inc.

The Company recorded a fair value adjustment related to the inventory acquired as part of the acquisition in the amount of $9.8 million, which was fully expensed through Cost of revenues by the end of the first quarter of 2011.

Certain key employees entered into Holdback Escrow Agreements, whereby a portion of cash consideration otherwise payable per the Merger Agreement was retained and distributed under certain conditions, including continued employment over a two-year period. This post-combination expense has been included in the Condensed Consolidated Balance Sheet as prepaid expenses and is being amortized straight-line over the two-year period. Amortization for the three and six months ended June 26, 2011 was $0.4 million and $0.9 million, respectively.

In-Process Research and Development (“IPR&D”)

Projects comprising IPR&D at acquisition are progressing as expected.

NOTE 3. Derivative Instruments

The Company generates revenues in U.S. dollars but incurs a portion of its operating expenses in foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations on the Company’s operating expenses, the Company purchases forward currency contracts.

As at June 26, 2011, the Company had 44 forward currency contracts (June 27, 2010 – 17) outstanding, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $31.4 million (June 27, 2010 – $21.2 million) and the contracts had a fair value gain of $0.8 million (June 27, 2010 – fair value gain of $0.3 million), which was recorded in other comprehensive income net of taxes of $0.2 million for the six months ended June 26, 2011 (net of taxes of $0.2 million for the six months ended June 27, 2010).

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

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using a pricing model with inputs that are observable in the market or corroborated with observable market data. Level 2 observable inputs were used in estimating interest rates used to determine the fair value (on a non-recurring basis) of the debt component of the Company’s senior convertible notes. See Note 9. Long-Term Debt.

Level 3 – Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all applicable instruments and would include in Level 3 all of those whose fair value is based on significant unobservable inputs. The Company’s Level 3 assets include investments in money market funds classified as Cash and cash equivalents as at December 26, 2010 and June 26, 2011. See Note 7. Investment Securities. Level 3 inputs are used on a recurring basis to measure the fair value of the liability for contingent consideration classified as a short-term liability (see Note 13. Contingencies).

Financial assets measured on a recurring basis as at June 26, 2011 and December 26, 2010, are summarized below:

	Fair value, June 26, 2011
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes (1)	$219,242	$—
Money market funds (1)	90,550	—
United States (“US”) treasury and government agency notes (1)	39,790	—
Foreign government and agency notes (1)	24,645	—
US state and municipal securities (1)	5,602	—
Forward currency contracts (2)	—	814

Total assets	$379,829	$814

	Fair value, December 26, 2010
(in thousands)	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes (1)	$239,503	$—	$—
Money market funds (1)	150,964	—	22,444
US treasury and government agency notes (1)	77,220	—	—
Foreign government and agency notes (1)	23,739	—	—
US state and municipal securities (1)	17,530	—	—
Forward currency contracts (2)	—	1,311	—

Total assets	$508,956	$1,311	$22,444

(1)	Included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.

(2)	Included in Prepaid expenses and other current assets.

The following table is a reconciliation of financial assets measured at fair value on a recurring basis classified as Level 3:

	Six Months Ended
(in thousands)	June 26, 2011	June 27, 2010
Balance - beginning of period	$22,444	$23,242
Partial distribution from the Reserve Funds (see Note 7. Investment Securities)	(22,444)	(4,314)

Balance - end of period	$—	$18,928

The following liabilities have been measured at fair value, as follows:

	Fair value, June 26, 2011
(in thousands)	Level 2	Level 3
Current liabilities:
Liability for contingent consideration (see Note 13. Contingencies)*	$—	$29,004
Long-term liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 9. Long-Term Debt)	73,466	—

Total liabilities	$73,466	$29,004

	Fair value, December 26, 2010
(in thousands)	Level 2	Level 3
Long-term liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 9. Long-Term Debt)	$74,791	$—
Liability for contingent consideration (see Note 13. Contingencies)*	—	28,194

Total liabilities	$74,791	$28,194

*	The fair value of the liability for contingent consideration was estimated by applying the income approach. The measure is based on significant inputs that are unobservable in the market, which is a level 3 input. Key assumptions include a discount rate of 4.75 percent and probability-adjusted level of annual revenue.

NOTE 5. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost and recorded compensation expense for the three and six months ended June 26, 2011 and June 27, 2010, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Cost of revenues	$260	$229	$483	$447
Research and development	2,927	2,181	5,624	4,345
Selling, general and administrative	3,859	3,253	7,254	6,222

Total	$7,046	$5,663	$13,361	$11,014

The Company received cash of $3.4 million and $10.5 million related to the issuance of stock-based awards during the three and six months ended June 26, 2011, respectively. The Company received cash of $2.2 million and $7.9 million related to the issuance of stock-based awards during the three and six months ended June 27, 2010, respectively.

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

Activity under the option plans during the six months ended June 26, 2011 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at June 26, 2011
Outstanding, December 26, 2010	28,120,086	$8.40
Granted	4,953,543	$7.30
Exercised	(1,073,487)	$5.43
Forfeited	(2,394,953)	$12.06

Outstanding, June 26, 2011	29,605,189	$8.02	6.61	$17,698,736
Exercisable, June 26, 2011	17,648,381	$8.58	5.09	$11,162,627

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at June 26, 2011. No adjustment was required with respect to fully vested options that expired during the six months ended June 26, 2011. During the three and six months ended June 26, 2011, $0.9 million and $0.6 million were recorded for forfeitures, respectively. During the three and six months ended June 27, 2010, $0.7 million and $2.5 million were recorded for forfeitures, respectively.

The fair value of the Company’s stock option awards granted to employees during the six months ended June 26, 2011 was estimated using a lattice-binomial valuation model. This model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Expected life (years)	4.6	4.5	4.5	4.5
Expected volatility	42%	54%	42%	54%
Risk-free interest rate	2.0%	2.5%	2.0%	2.4%

The weighted average grant-date fair value per stock option granted during the three and six months ended June 26, 2011, was $2.59 and $2.60, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 26, 2011 was $1.3 million and $2.7 million, respectively.

As of June 26, 2011, there was $28.5 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.9 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the six months ended June 26, 2011 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at June 26, 2011
Unvested shares at December 26, 2010	2,648,756	—	—
Awarded	1,606,138	—	—
Released	(779,958)	—	—
Forfeited	(148,061)	—	—

End of Period	3,326,875	1.97	$23,820,425
Restricted Stock Units vested and expected to vest June 26, 2011	2,666,985	1.91	$19,095,611

The intrinsic value of RSUs vested during the three and six months ended June 26, 2011 was $5.7 million and $6.0 million, respectively. As of June 26, 2011, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $17.3 million, which is expected to be recognized over the next 3.1 years.

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

During the first half of 2011, 753,193 shares were issued under the ESPP at a weighted average price of $5.96 per share. As of June 26, 2011, 12,000,000 shares were available for future issuance under the 2011 Plan compared to 8,798,638 under the ESPP as at December 26, 2010.

The weighted average grant-date fair value per ESPP award granted during the first half of 2011 was $2.11.

For the period ending June 26, 2011, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $0.5 million which is expected to be recognized over the next two months.

NOTE 6. Balance Sheet Items

a.	Inventories.

Inventories (net of reserves of $8.5 million and $8.6 million at June 26, 2011 and December 26, 2010, respectively) were as follows:

(in thousands)	June 26, 2011	December 26, 2010
Work-in-progress	$15,977	$19,046
Finished goods	18,127	32,087

	$34,104	$51,133

b.	Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 27, 2010 to June 26, 2011, and for the same period in the prior year were as follows:

	Six Months Ended
(in thousands)	June 26, 2011	June 27, 2010
Balance, beginning of the period	$5,457	$6,097
Accrual for new warranties issued	982	1,066
Reduction for payments and product replacements	(120)	(165)
Adjustments related to changes in estimate of warranty accrual	(832)	(580)

Balance, end of the period	$5,487	$6,418

The Company’s accrual for warranty obligations is included in accrued liabilities in the Condensed Consolidated Balance Sheet.

c.	Restructuring and Other Costs

The activity related to excess facility accruals under the Company’s restructuring plans during the first six months of 2011, by year of plan, was as follows:

Excess facility costs

(in thousands)	2007	2005	2001	Total
Balance at December 26, 2010	$231	$1,143	$230	$1,604
Cash payments	(135)	(697)	(133)	(965)

Balance at June 26, 2011	$96	$446	$97	$639

The remaining balance relates only to excess facilities for the remaining plans, namely the 2007, 2005, and 2001 plans. Payments for excess facilities under these restructuring plans extend to October 2011.

NOTE 7. Investment Securities

The Company’s available for sale investments, by investment type, consists of the following as at June 26, 2011 and December 26, 2010:

	June 26, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash equivalents:
Money market funds	$90,550	$—	$—	$90,550

Total cash equivalents	90,550	—	—	90,550

Short-term investments:
Corporate bonds and notes	64,283	2,290	—	66,573
US treasury and government agency notes	10,026	219	—	10,245
Foreign government and agency notes	13,080	277	—	13,357
US states and municipal securities	3,800	41	—	3,841

Total short-term investments	91,189	2,827	—	94,016

Long-term investment securities:
Corporate bonds and notes	151,321	1,359	(11)	152,669
US treasury and government agency notes	29,345	200	—	29,545
Foreign government and agency notes	11,170	118	—	11,288
US states and municipal securities	1,720	41	—	1,761

Total long-term investment securities	193,556	1,718	(11)	195,263

Total	$375,295	$4,545	$(11)	$379,829

*	Gross unrealized gains include accrued interest on investments of $2.2 million. The remainder of the gross unrealized gains and losses are included in the Condensed Consolidated Balance Sheet as Accumulated other comprehensive income.

	December 26, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash equivalents:
Corporate bonds and notes	$30,321	$—	$—	$30,321
US treasury and government agency notes	75,346	—	—	75,346
Money market funds	125,940	21	—	125,961
Foreign government and agency notes	802	—	—	802
US states and municipal securities	8,800	—	—	8,800

Total cash equivalents	241,209	21	—	241,230

Short-term investments:
Corporate bonds and notes	36,139	2,483	(1)	38,621
US treasury and government agency notes	1,193	261	—	1,454
Foreign government and agency notes	7,435	279	—	7,714
US states and municipal securities	6,940	72	—	7,012

Total short-term investments	51,707	3,095	(1)	54,801

Long-term investment securities:
Corporate bonds and notes	169,590	1,338	(367)	170,561
US treasury and government agency notes	47,877	188	(198)	47,867
Foreign government and agency notes	15,065	158	—	15,223
US states and municipal securities	1,720	—	(2)	1,718

Total long-term investment securities	234,252	1,684	(567)	235,369

Total	$527,168	$4,800	$(568)	$531,400

*	Gross unrealized gains include accrued interest on investments of $2.7 million. The remainder of the gross unrealized gains and losses are included in the Condensed Consolidated Balance Sheet as Accumulated other comprehensive income.

As of June 26, 2011 and December 26, 2010, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of June 26, 2011, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income.

The investments in the Reserve Funds, classified as cash and cash equivalents on the consolidated balance sheet, net of provision, totaling $22.4 million at December 26, 2010 relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”).

As at December 26, 2010, all the underlying investments held in the Reserve Funds have matured or were sold, and securities are held only in overnight notes.

During 2010, the Primary Fund entered into liquidation proceedings which were supervised by the U.S. Securities and Exchange Commission, and the Company received partial distributions of its holdings. During the fourth quarter of 2010, the U.S. District Court for the Southern District of New York entered into final judgment accepting a proposed settlement agreement with respect to the International Fund. Subsequent to the year-ended December 26, 2010, that judgment became final. As a result, the Company recognized recovery of impairment on investment securities of $3.8 million, based on partial distributions received from these settlements. The courts set aside certain amounts of cash held by the Reserve Funds for legal and administrative costs, and if the cash is not all consumed, we could potentially receive a further distribution.

During the first quarter of 2011, the Company received $22.4 million on December 31, 2010 from the International Fund.

As of June 26, 2011, the Reserve Funds continue to be in the process of liquidation.

NOTE 8. Short-Term Loan

On November 18, 2010, the Company, PMC-Sierra US Inc., a Delaware wholly owned subsidiary of the Company (the “Borrower”), and Bank of America, N.A., as the Lender, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides the Borrower with a term loan of $220 million (the “Credit Facility”), which was borrowed on November 18, 2010. The Credit Facility was used to finance, in part, the acquisition of Wintegra by the Company. During 2010, the Company repaid $40 million. As a result, the balance as of December 26, 2010, was $181.0 million, which included accrued interest.

The loan had a maturity date of January 17, 2011 and was fully repaid in the amount of $181.0 million, including accrued interest on January 10, 2011, during the first quarter of 2011.

In the first quarter of 2011, the Company incurred $0.3 million in Interest expense, net related to the short-term loan that the Company obtained to facilitate this acquisition. The Company did not incur any such interest expense during the second quarter of 2011. To date, the Company incurred $1.4 million in Interest expense, net related to the short-term loan, which is included in Other Income, net, in the Condensed Consolidated Statement of Operations.

NOTE 9. Long-Term Debt

In October 2005, the Company issued senior convertible notes (the “Notes”) that are due on October 15, 2025 with an aggregate principal amount of $225.0 million and bearing interest at a rate of 2.25% per annum. At the date of issuance, the Company’s borrowing rate for similar debt instruments without any equity conversion features was estimated to be 8.0% per annum. The borrowing rate of 8.0% was estimated using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves, and volatilities; all of which are defined as Level 2 observable inputs. See Note 4. Fair Value Measurements.

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

As at June 26, 2011, net of repurchases completed to date, the carrying amount of the equity component is $35.2 million (December 26, 2010 - $35.2 million) and the carrying of the debt component is $63.3 million (December 26, 2010 - $61.6 million), which represents the principal amount of $68.3 million (December 26, 2010 - $68.3 million) net of the unamortized discount of $5.0 million (December 26, 2010 - $6.7 million). The $1.7 million increase in the debt component relates to accretion which was recorded in Interest expense, net in the Condensed Consolidated Statements of Operations. The balance of deferred debt issue costs as at June 26, 2011 is $0.3 million (December 26, 2010 - $0.4 million).

NOTE 10. Income Taxes

The Company recorded a provision for income taxes of $3.7 million and $9.6 million for the three and six months ended June 26, 2011 respectively, and $4.4 million and $5.7 million for the three and six months ended June 27, 2010, respectively.

The Company’s effective tax rate was 18% and 52% for the three and six months ended June 26, 2011, and 13% and 9%, for the three and six months ended June 27, 2010, respectively.

For the three months ended June 26, 2011, compared to the same period last year, the decrease in the provision for income taxes of approximately $0.7 million was mainly the result of foreign exchange translation and mix of income across our foreign subsidiaries. The corresponding increase of 5% in the effective tax rate comparing the same periods is mainly due to a change in the mix of income across our foreign subsidiaries.

For the six months ended June 26, 2011, compared to the same period last year, the increase in the provision for income taxes of approximately $3.9 million was mainly the result of foreign exchange translation of a foreign subsidiary. The corresponding increase of 43% in the effective tax rate comparing the same periods is mainly due to changes in the mix of income including foreign exchange effects, across our subsidiaries, partially offset by an increase in foreign deferred tax assets.

Generally, the difference between our effective tax rates and the 35% federal statutory rate results primarily from foreign earnings taxed at rates lower than the federal statutory rate, permanent differences arising from stock based compensation, foreign exchange translation of a foreign subsidiary, investment tax credits earned, non-deductible intangible asset amortization and in-process research and development, the effect of intercompany transactions, changes in valuation allowance, changes in accruals related to the unrecognized tax benefit liabilities, and the utilization of stock option related loss carry-forwards recorded in equity in the three and six months ended June 26, 2011 and June 27, 2010.

As at June 26, 2011, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $63.8 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Numerator:
Net income	$16,735	$30,106	$9,078	$57,093
Denominator:
Basic weighted average common shares outstanding (1)	234,993	230,997	234,526	230,401
Dilutive effect of employee stock options and awards	2,513	3,928	3,006	3,889
Diluted weighted average common shares outstanding (1)	237,506	234,925	237,531	234,289

Basic net income per share	$0.07	$0.13	$0.04	$0.25
Diluted net income per share	$0.07	$0.13	$0.04	$0.24

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

NOTE 12. Stock Repurchase Program

On May 5, 2011, the Board of Directors of the Company authorized a share repurchase plan for fiscal year 2011. Under this authorization, the Company may repurchase common stock to offset dilution from employee equity grants and stock purchases, at an aggregate cost not exceeding $40 million. As of June 26, 2011, the Company had repurchased 1,307,642 shares for approximately $9.7 million in cash, under this program. The repurchased shares were retired immediately. Accordingly, the repurchased shares were recorded as a reduction of common stock and additional paid-in capital.

NOTE 13. Contingencies

Contingent consideration

In connection with the November 18, 2010 acquisition of Wintegra, the Company has a potential additional earn-out based purchase consideration ranging from nil to $60 million, calculated on the basis of Wintegra’s 2011 revenue as described in the Agreement and Plan of Merger dated as of October 21, 2010. As at June 26, 2011, the Company has recorded a liability for this contingent consideration at an estimated amount of $29 million. Any changes in this estimate are recorded as a component of operating income. Changes in market conditions may lead to changes in the assumptions used in our quarterly revaluation, which could lead to an adjustment to the fair value of this contingent consideration, and these changes could be material. During the three and six months ended June 26, 2011, the Company recorded accretion of the Liability for contingent consideration in the amount of $0.3 million and $0.8 million, respectively, which was recognized as Interest expense, net on the Condensed Consolidated Statement of Operations. As at June 26, 2011, this liability was classified as short-term.

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

OVERVIEW

PMC is the semiconductor innovator transforming networks that connect, move and store digital content. Building on a track record of technology leadership, we are driving innovation across storage, optical and mobile networks. Our highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

Our current revenues are generated by a portfolio of approximately 600 products which we have designed and developed or acquired. Our products address three market segments:

•

Our Storage network market segment (“Storage”) is primarily our storage products supplied directly to Original Equipment Manufacturers (“OEMs”) and channel customers. We also include printer ASICs in this market segment as they are most aligned with our Enterprise storage customers. Currently, this market segment represents 57% of our net revenues;

•

Our Optical network market segment (“Optical”) includes our Wide Area Network communication products focused on Metro and access networks, including SONET, ATM and Fiber to the Home. Currently, this market segment represents 27% of our net revenues; and

•

Our Mobile network market segment (“Mobile”) includes Mobile Backhaul, T1/E1 and SERDES devices sold into Mobile access markets and other small volume products sold in to Wireless infrastructure markets. Currently, this market segment represents 16% of our net revenues.

The following discussion of the financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Form 10-Q.

Results of Operations

Second Quarter of 2011 and 2010

Net revenues

	Second Quarter
($ millions)	2011	2010	Change
Net revenues	$171.0	$160.7	6%

Overall net revenues for the second quarter of 2011 increased $10.3 million, compared to the second quarter of 2010. This year over year increase was mainly the result of incremental net revenues from acquisitions completed in 2010, which contributed to a year over year increase in sales volumes of our Storage and Mobile product offerings of 18% and 34%, respectively. This was partially offset by lower volumes of our Optical product offerings compared to the second quarter of 2010.

In Storage, our increase in net revenues was driven by higher shipments of 6Gb/s Serial Attached SCSI (“SAS”) and channel products. We anticipate continued growth in this market segment as customers migrate from 3G to 6G platforms. In 2011, we also had a full quarter of revenue from our channel products, compared to only one month of such revenues in the comparable period in 2010, due to the timing of our acquisition of the Channel Storage business from Adaptec, Inc. in June 2010. Our net revenues from Storage increased 13% relative to the first quarter of 2011.

In Optical, our net revenues for the second quarter of 2011 decreased 19% compared to the same quarter in 2010 as Asia customers worked through existing inventories and as OEM customers built out their networks at lower rates than in past years. We believe Asia has returned to near end market run rates while North America continues to work down inventory. Our net revenues from Optical increased 8% relative to the first quarter of 2011.

In Mobile, our net revenues for the second quarter of 2011 increased 34% compared to the same quarter in 2010 mainly due to our acquisition of Wintegra, Inc. in November, 2010. Our net revenues from Mobile decreased 4% relative to the first quarter of 2011, which was attributable to lower volumes due to continued inventory consumption by customers as well as push outs of two major OEM platform launches. We currently anticipate that customers will roll out these platforms later in the year resulting in a resumption of growth.

Gross profit

	Second Quarter
($ millions)	2011	2010	Change
Gross profit	$118.4	$110.6	7%
Percentage of net revenues	69%	69%

Total gross profit increased by $7.8 million in the second quarter of 2011 on higher net revenues compared to the same period in 2010 and gross profit as a percentage of net revenues remained the same at 69% for both periods.

Sequentially, gross profit as a percentage of net revenues was 7% higher as compared to the first quarter of 2011 primarily due to $9 million of expense related to our acquisition of Wintegra in November 2010, specifically, the effect of fair value adjustments related to inventory acquired from Wintegra and sold during the first quarter of 2011.

Other costs and expenses

	Second Quarter
($ millions)	2011	2010	Change
Research and development	$56.4	$43.6	29%
Percentage of net revenues	33%	27%

Selling, general and administrative	$29.4	$25.2	17%
Percentage of net revenues	17%	16%

Amortization of purchased intangible assets	$11.0	$6.8	62%
Percentage of net revenues	6%	4%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses increased by $12.8 million in the second quarter of 2011 as compared to the same period last year. This was primarily the result of the increase in R&D expense from our acquisition of the Channel Storage business and Wintegra in 2010. The remainder of the increase was due to various items including increased payroll related costs due to the combination of completing planned hiring and the effect of foreign exchange on our foreign operations, and higher product related tapeout costs in the second quarter of 2011 compared to 2010.

Sequentially, R&D expenses were $1.9 million higher in the second quarter as compared to the first quarter of 2011 due to planned investments in R&D projects and annual merit increases, partially offset by lower employee-related benefit costs as annual limits for certain contributions are reached in the normal course during the second quarter.

Selling, general and administrative, or SG&A, expenses increased by $4.2 million in the second quarter of 2011 as compared to the same period in the prior year. This was primarily the result of the increase in SG&A expenses from acquisitions completed during 2010, including acquisition-related integration costs.

Sequentially, SG&A expenses were $2.8 million lower in the second quarter as compared to the first quarter of 2011 due to $3.4 million lease exit costs related to the exit of the Mission Towers lease recognized in the first quarter of 2011, and annual merit increases, partially offset by lower employee-related benefit costs as annual limits for certain contributions are reached in the normal course during the second quarter.

Amortization of purchased intangible assets

Amortization expense for acquired intangible assets related to developed technology, in-process research and development, customer relationships, trademarks and backlog increased by $4.2 million in the second quarter of 2011 compared to the same period in 2010. The increase was due to amortization related to the intangible assets identified in the purchase price allocation for our acquisitions of the Channel Storage business from Adaptec, and Wintegra, Inc., which resulted in an increase of $0.5 million and $5.4 million, respectively. Partially offsetting this increase in amortization, intangibles related to the acquisition of Passave, Inc. became fully amortized early in the second quarter of 2010, resulting in a $1.7 million decrease.

Other expense and Provision for income taxes

	Second Quarter
($ millions)	2011	2010	Change
Gain (loss) on sale of investment securities	$0.2	$(0.4)	150%
Amortization of debt issue costs	$(0.1)	$(0.1)	—%
Foreign exchange (loss) gain	$(0.6)	$0.1	(700)%
Interest expense, net	$(0.6)	$—	—%
Provision for income taxes	$(3.7)	$(4.4)	16%

Gain (loss) on sale of investment securities

In the second quarter of 2011 and 2010, we realized a gain on sale of investment securities of $0.2 million and a loss of $0.4 million, respectively, related to the disposition of investment securities.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.1 million in the second quarter of 2011 and 2010, relating to our senior convertible notes.

Foreign exchange (loss) gain

We recognized a net foreign exchange loss of $0.6 million in the second quarter of 2011 compared to a net foreign exchange gain of $0.1 million in the second quarter of 2010. This was primarily due to foreign exchange loss on the revaluation of our foreign denominated assets and liabilities. The foreign exchange (loss) gain was driven by the foreign exchange rate between the United States Dollar and these foreign currencies, appreciating by approximately 1% during the second quarter of 2011.

Interest expense, net

Net interest expense increased by $0.6 million in the second quarter of 2011 compared to the second quarter of 2010. During the second quarter of 2011, we recorded interest expense relating to the accretion of the liability for contingent consideration in the amount of $0.3 million.

Provision for income taxes

See Part I – Financial Information. Item 1. Financial Statements - Note 10. Income Taxes.

First Six Months of 2011 and 2010

Net revenues

	First Six Months
($ millions)	2011	2010	Change
Net revenues	$328.5	$313.5	5%

Net revenues for the first six months of 2011 were $328.5 million compared to $313.5 million for the same period of 2010, an increase of 5%. On a year over year basis, net revenues generated from our product offerings in Storage, Optical and Mobile increased (decreased) by 17%, (24%), and 41%, respectively.

In Storage, our increased net revenues were driven by higher shipments of our 6Gb/s SAS devices. This increase was offset by declines in volumes of our laser printer products. In 2011, we also had six full months of revenues from our channel products, compared to only one month of such revenues in the comparable period in 2010 due to the timing of our acquisition of the Channel Storage business from Adaptec, Inc. in June 2010.

In Optical, we shipped fewer units of our products in the first half of 2011 than in the first half of 2010. We are recovering back to end market levels and are seeing the continuation of the early stage growth of our Optical Transport Network (“OTN”) product, as revenues in the second quarter improved compared to revenues in the first quarter of 2011.

In Mobile, our increase in net revenues was attributable to sales of our wireless access products, coming from the acquisition of Wintegra, Inc, which we completed in the fourth quarter of 2010. This increase was partially offset by a decrease in volumes shipped of our wireless infrastructure products.

Gross profit

	First Six Months
($ millions)	2011	2010	Change
Gross profit	$216.6	$214.4	1%
Percentage of net revenues	66%	68%

Total gross profit increased by $2.2 million in the first six months of 2011 compared to the same period in 2010 and gross profit as a percentage of net revenues decreased by 2% to 66% from 68%. The decrease is due to $9 million of fair value adjustments related to inventory acquired from Wintegra in November 2010 and sold during the first three months of 2011. As a result, gross profit as a percentage of net revenues for the six months ended June 26, 2011 would have been 69% had it not been for this item. Other than the effect of purchase accounting, the underlying increase in gross profit is primarily due to product mix.

Other costs and expenses:

	First Six Months
($ millions)	2011	2010	Change
Research and development	$110.9	$85.7	29%
Percentage of net revenues	34%	27%

Selling, general and administrative	$61.6	$47.6	29%
Percentage of net revenues	19%	15%

Amortization of purchased intangible assets	$22.1	$16.7	32%
Percentage of net revenues	7%	5%
Restructuring costs and other charges	$—	$0.3	(100)%
Percentage of net revenues	—%	—%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses increased by $25.2 million in the first six months of 2011 as compared to the same period last year. This was primarily from our acquisitions of the Channel Storage business and Wintegra in 2010. The remainder of the increase was due to increased payroll-related costs from the completion of planned hiring and the effect of foreign exchange on our foreign operations. Also, tape-out related costs were higher in the first six months of 2011 compared to 2010.

Our selling, general and administrative, or SG&A, expenses increased by $14 million in the first six months of 2011 as compared to the same period last year. This was primarily the result of the increase in SG&A expenses to support increased business activities resulting from our acquisitions completed during 2010 and acquisition-related integration costs. During the first six months of 2011, we also recognized lease exit costs of $3.4 million related to the exit of the Mission Towers lease, partially offset by a reduction in other expenses.

Amortization of purchased intangible assets

Amortization expense for acquired intangible assets related to developed technology, customer relationships, trademarks and backlog increased by $5.4 million in the first six months of 2011 compared to the same period in 2010. The increase was the result of amortization related to the intangible assets identified in the purchase price allocation for our acquisitions of the Channel Storage business from Adaptec, and Wintegra, Inc., in the amount of $1.4 million and $10.8 million, respectively, partially offset by intangibles related to the acquisition of Passave, Inc. becoming fully amortized early in the second quarter of 2010, resulting in a $6.8 million decrease.

Restructuring costs and other charges

We incurred restructuring costs and other charges in the first six months of 2011 and 2010 of nil and $0.3 million, respectively. Our restructuring activities are nearing completion.

Other expense and Provision for income taxes

	First Six Months
($ millions)	2011	2010	Change
Gain (loss) on sale of investment securities	$0.3	$(0.3)	200%
Amortization of debt issue costs	$(0.1)	$(0.1)	—%
Foreign exchange loss	$(2.1)	$(0.9)	(133)%
Interest expense, net	$(1.5)	$(0.1)	(1,400)%
Provision for income taxes	$(9.6)	$(5.7)	(68)%

Gain on sale of investment securities

In the first six months of 2011 and 2010, we realized a gain on sale of investment securities of $0.3 million and a loss of $0.3 million, respectively, related to the disposition of investment securities.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.1 million in the first six months of 2011 and 2010, relating to our senior convertible notes.

Foreign exchange loss

Our net foreign exchange loss was $2.1 million and $0.9 million in the first six months of 2011 and 2010, respectively, which was primarily due to foreign exchange loss on the revaluation of our foreign denominated assets and liabilities. The foreign exchange loss was driven by the foreign exchange rate between the United States Dollar and these foreign currencies depreciating by approximately 2% during the first half of 2011 compared to depreciating by approximately 1% during the first half of 2010.

Interest expense, net

Net interest expense increased by $1.4 million in the first six months of 2011 compared to the same period last year. During the first half of 2011, we recorded the interest expense relating to the accretion of the liability for contingent consideration in the amount of $0.8 million. In addition, we recognized $0.3 million interest expense on our short-term loan related to our acquisition of Wintegra, Inc., which was fully repaid during January of 2011.

Provision for income taxes

See Part I – Financial Information. Item 1. Financial Statements - Note 10. Income Taxes.

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

There were no indications of impairment to goodwill or intangible assets during the first six months of 2011. Changes in the estimated fair values of these assets in the future could result in impairment charges or changes to our expected amortization, which could be material.

Business Outlook

We expect our revenues for the third quarter of 2011 to be approximately $171 million to $181 million. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenues is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. We expect the turns percentage from the beginning of the third quarter to be approximately 16% in the third quarter of 2011.

We anticipate our third quarter 2011 gross margin percentage to be in the range of 68.8% to 69.8%, which includes approximately $0.3 million stock-based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Gross margin percentage will also vary depending on the mix of products sold.

We expect our third quarter 2011 research and development and selling, general and administrative expenses to be approximately $96.8 million to $98.8 million, respectively including, stock-based compensation expense of approximately $5.8 million to $6.8 million, and amortization of purchased intangible assets related to our past acquisitions of $11 million.

We anticipate that net interest expense will be approximately $0.8 million in the third quarter of 2011 as interest income earned from our cash position will be offset by interest expense incurred on our outstanding senior convertible notes and the accretion of the liability for contingent consideration.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay our short-term loan, and finance working capital. The combination of cash, cash equivalents, short-term investments, and long-term investment securities at June 26, 2011 totaled $459.8 million, which is comprised of the following:

	June 26, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Cash	$79,971	$—	$—	$79,971
Money market funds	90,550	—	—	90,550

Total cash and cash equivalents	170,521	—	—	170,521

Short-term investments:
Corporate bonds and notes	64,283	2,290	—	66,573
US treasury and government agency notes	10,026	219	—	10,245
Foreign government and agency notes	13,080	277	—	13,357
US states and municipal securities	3,800	41	—	3,841

Total short-term investments	91,189	2,827	—	94,016

Long-term investment securities:
Corporate bonds and notes	151,321	1,359	(11)	152,669
US treasury and government agency notes	29,345	200	—	29,545
Foreign government and agency notes	11,170	118	—	11,288
US states and municipal securities	1,720	41	—	1,761

Total long-term investment securities	193,556	1,718	(11)	195,263

Total	$455,266	$4,545	$(11)	$459,800

*	Gross unrealized gains include accrued interest on investments of $2.2 million. The remainder of the gross unrealized gains and losses is included in the Condensed Consolidated Balance Sheet as Accumulated other comprehensive income.

Our cash and cash equivalents, short-term investments, and long-term investment securities balances as at June 26, 2011 were not all available in the United States.

In the first half of 2011, we received a $22.4 million distribution from the Reserve International Fund. Our remaining investments in the Reserve Funds total $8 million, which were written down to nil in September 2009. While we expect any future distributions to be nominal, changes in the future liquidation process and related legal proceedings of the Reserve Funds could result in further adjustments to the fair value and classification of these investments. See our See Part I – Financial Information. Item 1. Financial Statements - Note 7. Investment Securities for further details.

As of June 26, 2011, we had $63.3 million of senior convertible notes outstanding, recorded on our Condensed Consolidated Balance Sheet. The face value of the senior convertible notes as at June 26, 2011 was $68.3 million.

Operating Activities

During the first six months of 2011, we generated net positive operating cash flows of $67.4 million, compared to $80.6 million generated in the first six months of 2010.

While the cash generation in both periods was strong, the decrease of $13.2 million was mainly due to lower net income adjusted for non-cash items, including approximately $7 million of acquisition related expenses, partially offset by favorable change in working capital items.

Investing Activities

We used net cash of $10.5 million for investing activities in the first six months of 2011, which included $73.0 million for the purchase of investment securities, $9.8 million for the purchase of property, equipment and intellectual property, offset by the receipt of $72.3 million in proceeds from the disposal of investment securities.

Financing Activities

In the first six months of 2011, we used $181 million to repay the short-term loan obtained to fund our acquisition of Wintegra, Inc. and $9.7 million to repurchase common stock. The repurchased shares were retired immediately. We generated $10.5 million from the issuance of common shares under our employee stock option plans.

As of June 26, 2011, we had cash commitments made up of the following:

	Payments due in:
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations:
Minimum Rental Payments	$35,917	$4,705	$13,026	$10,106	$8,080
Estimated Operating Cost Payments	10,495	1,833	4,155	2,908	1,599
Liability for contingent consideration (see Note 13. Contingencies)	30,400	30,400	—	—	—
Long Term Debt:
Principal Repayment	68,340	—	—	—	68,340
Interest Payments	22,298	769	3,076	3,076	15,377
Purchase and other Obligations	15,972	6,735	9,237	—	—

Total	$183,422	$44,442	$29,494	$16,090	$93,396

In addition to the amounts shown in the table above, we have recorded a $63.8 million liability for unrecognized tax benefits as of June 26, 2011, and we are uncertain as to if or when such amounts may be realized.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $31.5 million at July 22, 2011 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $12.6 million of cash in the remainder of 2011 for property and equipment and purchases of intellectual property.

On October 21, 2010, we entered into a definitive agreement to acquire Wintegra, Inc. for cash consideration of $240 million less cash on hand at the closing date, subject to certain adjustments. Additional cash consideration of up to $60 million may be paid if certain growth and performance milestones are reached by the end of 2011. We have included this contingent consideration in the table above, at its estimated fair value as of June 26, 2011.

We continue to expect that our cash from operations, short-term investments and long-term investment securities will continue to be our primary sources of liquidity. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, capital expenditure, and remaining restructuring requirements through the next twelve months.

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

Based on a sensitivity analysis performed on the financial instruments held at June 26, 2011, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100, or 150 basis points would result in a decline, or increase, in portfolio value of approximately $1.8 million, $3.7 million, and $5.5 million, respectively.

Senior Convertible Notes:

At June 26, 2011, $68.3 million in face value of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our senior convertible notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, and changes in our credit worthiness.

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

Foreign Currency:

Our sales and corresponding receivables are denominated primarily in United States dollars. We generate a significant portion of our revenues from sales to customers located outside the United States including Canada, Europe and Asia. We are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required. If the counterparties to our foreign forward currency contracts that matured in the fiscal quarter ended June 26, 2011, had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the first six months of 2011 would have decreased by $2.5 million. See Part I – Financial Information. Item 1. Financial Statements – Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first six months of 2011, we recorded a $1.2 million foreign exchange loss on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $2.6 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first six months of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on a limited number of customers for large portions of our net revenues. During the rolling twelve month period ended June 26, 2011 and June 27, 2010, we had one end customer that accounted for more than 10% of our revenues, namely Hewlett-Packard Company. During the first six months of 2011, our top ten customers accounted for more than 60% of our net revenues. During the first six months of 2010, our top ten customers accounted for more than 70% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Our results of operations are increasingly dependent on our sales in China, which on a bill-to basis, accounted for over 30% of our net revenues in the first six months of 2011 and 2010. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial negative impact on our business. While the growth of Fiber-To-The-Home technology in China has continued to be strong, a slowdown in that growth would have an adverse impact on our operating results.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $1.2 million foreign exchange loss on the revaluation of our income tax liability, net of deferred tax assets, in the first six months of 2011 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $2.6 million impact to our pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In the first six months of 2011, three outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

We have operations, mainly research and development facilities, located in Israel and India which employ approximately 268 and 120 people, respectively. A catastrophic event, such as a terrorist attack, that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and our operating results.

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

At June 26, 2011, we have $63.3 million carrying value ($68.3 million of face value) of our 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier.

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

Provisions in Delaware law and our charter documents may delay or prevent another entity from acquiring us without the consent of our Board of Directors.

Our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

Although we believe these provisions of our charter documents and Delaware law will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On May  25, 2011, our stockholder rights plan expired by its terms.

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

PMC-SIERRA, INC.
(Registrant)

Date: August 4, 2011	/s/ Michael W. Zellner
Michael W. Zellner
Vice President, Chief Financial Officer and
Principal Accounting Officer