Form 10-Q
period 2011-10-02
PMC SIERRA INC
filed 2011-11-10
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 2, 2011

or

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

As of November 4, 2011, the registrant had 230,186,366 shares of Common Stock, $0.001 par value, outstanding.

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Net revenues	$173,299	$162,335	$501,751	$475,830
Cost of revenues	52,640	53,813	164,464	152,882

Gross profit	120,659	108,522	337,287	322,948

Other costs and expenses:
Research and development	59,669	50,180	170,589	135,893
Selling, general and administrative	29,981	25,567	91,556	73,148
Amortization of purchased intangible assets	11,031	5,884	33,083	22,536
Restructuring costs and other charges	—	66	—	322

Income from operations	19,978	26,825	42,059	91,049

Other income (expense):
Gain on liability for contingent consideration	29,376	—	29,376	—
Gain (loss) on sale of investment securities	222	220	559	(79)
Amortization of debt issue costs	(50)	(50)	(150)	(150)
Foreign exchange gain (loss)	3,635	(707)	1,538	(1,622)
Interest (expense) income, net	(477)	68	(1,972)	(78)

Income before provision for income taxes	52,684	26,356	71,410	89,120
Provision for income taxes	(5,428)	(11,201)	(15,076)	(16,872)

Net income	$47,256	$15,155	$56,334	$72,248

Net income per common share - basic	$0.20	$0.07	$0.24	$0.31
Net income per common share - diluted	$0.20	$0.06	$0.24	$0.31

Shares used in per share calculation - basic	232,590	231,966	233,880	230,922
Shares used in per share calculation - diluted	233,647	234,292	236,236	234,290

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	October 2, 2011	December 26, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$145,019	$293,355
Short-term investments	98,850	54,801
Accounts receivable, net of allowance for doubtful accounts of $1,952 (2010 - $1,888)	64,514	69,263
Inventories, net	40,760	51,133
Prepaid expenses and other current assets	21,114	21,559
Income taxes receivable	4,471	4,554
Deferred tax assets	19,451	12,162

Total current assets	394,179	506,827
Investment securities	230,459	235,369
Investments and other assets	4,252	10,687
Prepaid expenses	18,423	22,987
Property and equipment, net	19,062	18,367
Goodwill	520,899	523,712
Intangible assets, net	168,325	202,265
Deferred tax assets	2,392	1,187
Deposits for wafer fabrication capacity	—	5,145

	$1,357,991	$1,526,546

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short-term loan	$—	$180,991
Accounts payable	28,439	32,048
Accrued liabilities	67,484	76,566
Liability for unrecognized tax benefit	44,036	40,300
Income taxes payable	499	—
Deferred income taxes	2,450	2,823
Accrued restructuring costs	191	1,604
Deferred income	15,536	18,231

Total current liabilities	158,635	352,563

2.25% senior convertible notes due October 15, 2025, net	64,216	61,605
Liability for contingent consideration	—	28,194
Long-term obligations	4,370	8,940
Deferred income taxes	41,095	36,549
Liability for unrecognized tax benefit	17,978	17,908

PMC special shares convertible into 1,029 (2010 - 1,370) shares of common stock	1,228	1,716

Contingencies (Note 13. Contingencies)

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 230,114 shares issued and outstanding (2010 - 232,008)	230	252
Additional paid in capital	1,589,961	1,575,949
Accumulated other comprehensive (loss) income	(2,308)	2,072
Accumulated deficit	(517,414)	(559,202)

Total stockholders’ equity	1,070,469	1,019,071

	1,357,991	1,526,546

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 2, 2011	September 26, 2010
Cash flows from operating activities:
Net income	$56,334	$72,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,795	35,645
Stock-based compensation	20,330	16,315
Unrealized foreign exchange (gain) loss, net	(1,650)	1,436
Net amortization of premiums/discounts and accrued interest of investments	3,361	3,810
Accrued interest on short-term loan	589	—
(Gain) loss on disposal of investment securities	(558)	78
Asset impairment	3,029	4,882
Gain on liability for contingent consideration	(29,376)	—
Changes in operating assets and liabilities:
Accounts receivable	4,749	(17,739)
Inventories	1,361	912
Prepaid expenses and other current assets	1,989	2,896
Accounts payable and accrued liabilities	(10,285)	5,648
Deferred income taxes and income taxes payable	11,020	(68)
Accrued restructuring costs	(1,418)	(1,739)
Deferred income	(2,690)	9,720

Net cash provided by operating activities	113,580	134,044

Cash flows from investing activities:
Acquisition of Channel Storage business from Adaptec, Inc.	—	(34,250)
Purchases of property and equipment	(8,142)	(6,847)
Purchase of intangible assets	(5,620)	(4,287)
Redemption of short-term investments	—	4,574
Disposals of investment securities	116,813	133,000
Purchases of investment securities	(160,169)	(303,192)

Net cash used in investing activities	(57,118)	(211,002)

Cash flows from financing activities:
Repayment of short-term loan	(180,991)	—
Proceeds from issuance of common stock	16,462	15,133
Repurchases of common stock	(39,999)	—

Net cash (used in) provided by financing activities	(204,528)	15,133

Effect of exchange rate changes on cash and cash equivalents	(270)	59
Net decrease in cash and cash equivalents	(148,336)	(61,766)
Cash and cash equivalents, beginning of period	293,355	192,841

Cash and cash equivalents, end of period	$145,019	$131,075

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,152	$769
Cash refund of income taxes	2,277	4,167
Cash paid for income taxes	6,483	16,600

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 2, 2011 AND SEPTEMBER 26, 2010

(in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (net of tax)	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 27, 2011	233,535	$253	$1,590,867	$2,324	$(550,124)	$1,043,320
Net income	—	—	—	—	47,256	47,256
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $913	—	—	—	(3,422)	—	(3,422)
Change in fair value of investment securities, net of tax of $482	—	—	—	(1,210)	—	(1,210)

Comprehensive income						42,624

Issuance of common stock under stock benefit plans	1,355	(18)	6,012	—	—	5,994
Stock-based compensation expense	—	—	6,969	—		6,969
Benefit of stock option related loss carry-forwards	—	—	1,857	—	—	1,857
Repurchases of common stock	(4,776)	(5)	(15,744)	—	(14,546)	(30,295)

Balance at October 2, 2011	230,114	$230	$1,589,961	$(2,308)	$(517,414)	$1,070,469

Balance at June 28, 2010	229,936	$250	$1,539,714	$1,393	$(585,271)	$956,086
Net income	—	—	—	—	15,155	15,155
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $157	—	—	—	393	—	393
Change in fair value of investment securities, net of tax of $459	—	—	—	1,152	—	1,152

Comprehensive income						16,700

Conversion of special shares into common shares	73	—	105	—	—	105
Issuance of common stock under stock benefit plans	1,277	1	7,178	—	—	7,179
Stock-based compensation expense	—	—	5,301	—	—	5,301
Benefit of stock option related loss carry-forwards	—	—	8,002	—	—	8,002

Balance at September 26, 2010	231,286	$251	$1,560,300	$2,938	$(570,116)	$993,373

Balance at December 27, 2010	232,008	$252	$1,575,949	$2,072	$(559,202)	$1,019,071
Net income	—	—	—	—	56,334	56,334
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $1,076	—	—	—	(3,790)	—	(3,790)
Change in fair value of investment securities, net of tax of $235	—	—	—	(590)	—	(590)

Comprehensive income						51,954

Conversion of special shares into common shares	341	—	488	—	—	488
Issuance of common stock under stock benefit plans	3,849	(16)	15,500	—	—	15,484
Stock-based compensation expense	—	—	20,330	—	—	20,330
Benefit of stock option related loss carry-forwards	—	—	3,141	—	—	3,141
Repurchases of common stock	(6,084)	(6)	(25,447)	—	(14,546)	(39,999)

Balance at October 2, 2011	230,114	$230	$1,589,961	$(2,308)	$(517,414)	$1,070,469

Balance at December 28, 2009	227,655	$247	$1,521,476	$1,164	$(642,364)	$880,523
Net income	—	—	—	—	72,248	72,248
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $3	—	—	—	362	—	362
Change in fair value of investment securities, net of tax of $675	—	—	—	1,412	—	1,412

Comprehensive income						74,022

Conversion of special shares into common shares	123	—	177	—	—	177
Issuance of common stock under stock benefit plans	3,508	4	14,330	—	—	14,334
Stock-based compensation expense	—	—	16,315	—	—	16,315
Benefit of stock option related loss carry-forwards	—	—	8,002	—	—	8,002

Balances at September 26, 2010	231,286	$251	$1,560,300	$2,938	$(570,116)	$993,373

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. Summary of Significant Accounting Policies

Description of business. PMC-Sierra, Inc. (the “Company” or “PMC”) is a semiconductor innovator transforming networks that connect, move and store digital content. Building on a track record of technology leadership, the Company is driving innovation across storage, optical and mobile networks. PMC’s highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2011 will consist of 53 weeks and will end on Saturday, December 31, 2011. Fiscal 2010 consisted of 52 weeks and ended on Sunday, December 26, 2010. The first three quarters of 2011 and 2010 consisted of 40 and 39 weeks, respectively.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets, contingent purchase consideration, and goodwill, the valuation of investments, accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes including uncertain tax positions, restructuring costs, assumptions used to measure the fair value of the debt component of our senior convertible notes, accounting for employee benefit plans, and contingencies (see Note 13. Contingencies). Actual results could differ materially from these estimates.

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

During the quarter ended October 2, 2011, the Company recognized an asset impairment of $3 million related to the write down of certain purchased intellectual property that is no longer expected to be leveraged due to adjustments in research and development project initiatives. During the quarter ended September 26, 2010, the Company recognized an asset impairment of $4.9 million based on a determination made in the period that certain intangible assets were made redundant by assets acquired with our purchase of the Channel Storage business from Adaptec, Inc. The carrying values of these assets were no longer recoverable based on expected future cash flows associated with these assets. Accordingly, the carrying values were written down to zero. These impairment charges were included in the interim Condensed Consolidated Statements of Operations in Research and development expense in the respective periods.

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

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. This ASU provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If this qualitative criteria is not met, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step qualitative goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of this test. This guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any, and whether to early adopt this standard.

NOTE 2. Business Combinations

Acquisition of Wintegra, Inc.

The Company recorded a fair value adjustment related to the inventory acquired as part of the acquisition in the amount of $9.8 million, which was fully expensed through Cost of revenues by the end of the first quarter of 2011.

Certain key employees entered into Holdback Escrow Agreements, whereby a portion of cash consideration otherwise payable per the Merger Agreement was retained and would be distributed under certain conditions, including continued employment over a two-year period. This post-combination expense has been included in the interim Condensed Consolidated Balance Sheet as prepaid expenses and is being amortized straight-line over the two-year period. Amortization for the three and nine months ended October 2, 2011 was $0.4 million and $1.3 million, respectively.

Projects comprising In-Process Research and Development at acquisition are progressing as expected.

Also, see Note 13. Contingencies.

NOTE 3. Derivative Instruments

The Company generates revenues in U.S. dollars but incurs a portion of its operating expenses in foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations on the Company’s operating expenses, the Company purchases forward currency contracts.

As at October 2, 2011, the Company had 179 forward currency contracts (September 26, 2010 – 18) outstanding, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $82.6 million (September 26, 2010 – $29.1 million) and the contracts had a fair value loss of $3.5 million (September 26, 2010 – fair value gain of $0.8 million), which was recorded in other comprehensive (loss) income net of taxes of $0.7 million for the nine months ended October 2, 2011 (net of taxes of $0.2 million for the nine months ended September 26, 2010).

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

Level 3 – Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all applicable instruments and would include in Level 3 all of those whose fair value is based on significant unobservable inputs. The Company’s Level 3 assets include investments in money market funds classified as Cash and cash equivalents as at December 26, 2010 (see Note 7. Investment Securities). Level 3 inputs are used on a recurring basis to measure the fair value of the liability for contingent consideration (see Note 13. Contingencies). Level 3 inputs are used on a non-recurring basis to measure the fair value of non-financial assets, including intangible assets (see Note 1. Summary of Significant Accounting Policies).

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at October 2, 2011 and December 26, 2010, are summarized below:

	Fair value, October 2, 2011
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes (1)	$258,253	$—
Money market funds (1)	54,682	—
United States (“US”) treasury and government agency notes (1)	53,374	—
Foreign government and agency notes (1)	15,932	—
US state and municipal securities (1)	1,750	—
Forward currency contracts (2)	—	(3,542)

Total assets	$383,991	$(3,542)

	Fair value, December 26, 2010
(in thousands)	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes (1)	$239,503	$—	$—
Money market funds (1)	103,517	—	22,444
US treasury and government agency notes (1)	124,667	—	—
Foreign government and agency notes (1)	23,739	—	—
US state and municipal securities (1)	17,530	—	—
Forward currency contracts (2)	—	1,311	—

Total assets	$508,956	$1,311	$22,444

(1)	Included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.

(2)	Included in Prepaid expenses and other current assets.

Financial liabilities measured on a recurring basis are summarized below:

0000000
Fair value, October 2, 2011
(in thousands)	Level 3
Current liabilities:
Liability for contingent consideration*	$—

0000000
Fair value, December 26, 2010
(in thousands)	Level 3
Long-term liabilities:
Liability for contingent consideration*	$28,194

*	The fair value of the liability for contingent consideration was estimated by applying the income approach. The measure is based on significant inputs that are unobservable in the market, which is a Level 3 input. Key assumptions include probability-adjusted level of annual revenue and a discount rate of 4.75 percent. See Note 13. Contingencies.

The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended October 2, 2011.

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)		Total Gains (Losses)
(In thousands)	Money Market Funds	Liability for contingent consideration
Balance as of December 27, 2010	$22,444	$28,194
Partial distribution from the Reserve Funds	(22,444)	—	—
Fair value adjustment of liability for contingent consideration	—	(28,194)	28,194

Balance as of October 2, 2011	$—	$—

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)		Total Gains (Losses)
(In thousands)	Money Market Funds	Liability for contingent consideration
Balance as of December 28, 2009	$23,242	$—
Partial distribution from the Reserve Funds	(4,574)	—	—
Recovery of impairment on investment securities	3,776	—	3,776
Fair value of liability for contingent consideration recorded on acquisition	—	28,194	—

Balance as of December 26, 2010	$22,444	$28,194

For all periods presented, realized gains and losses were included in Other income (expense) in the interim Condensed Consolidated Statements of Operations. For further details see Note 7. Investment Securities for discussion of the Money Market Funds, and see Note 13. Contingencies for discussion of the Liability for contingent consideration.

Assets/ Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

Our non-financial assets, such as intangible assets are recorded at fair value only if an impairment charge is recognized. The following table presents the non-financial assets that were remeasured and recorded at fair value on a non-recurring basis during the nine months ended October 2, 2011, and the losses recorded during the three and nine months ended October 2, 2011 on those assets:

	Net Carrying Value	Fair Value Measured and Recorded Using			Total Losses for Three Months Ended October 2, 2011	Total Losses for Nine Months Ended October 2, 2011
(In thousands)	As of October 2, 2011	Level 1	Level 2	Level 3
Intangible assets	$—	$—	$—	$—	$(3,029)	$(3,029)

Total losses for assets held as of October 2, 2011					$(3,029)	$(3,029)
Total losses for recorded non-recurring measurement					$(3,029)	$(3,029)

The following table presents non-financial assets that were remeasured and recorded at fair value on a non-recurring basis during the nine-months ended September 26, 2010, and the losses recorded during the three and nine months ended September 26, 2010 on those assets.

	Net Carrying Value	Fair Value Measured and Recorded Using			Total Losses for Three Months Ended September 26, 2010	Total Losses for Nine Months Ended September 26, 2010
(In thousands)	As of September 26, 2010	Level 1	Level 2	Level 3
Intangible assets	$—	$—	$—	$—	$(4,882)	$(4,882)

Total losses for assets held as of October 2, 2011					$(4,882)	$(4,882)
Total losses for recorded non-recurring measurement					$(4,882)	$(4,882)

The losses recorded during the three and nine months ended October 2, 2011 and September 26, 2010, were included in Research and Development expenses in the interim Condensed Consolidated Statements of Operations. See Note 1. Summary of Significant Accounting Policies for details on the asset impairments.

The following liabilities have been measured at fair value on a non-recurring basis, as follows:

Fair value, October 2, 2011
(in thousands)	Level 2
Long-term liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 9. Long-Term Debt)	$70,631

Fair value, December 26, 2010
(in thousands)	Level 2
Long-term liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 9. Long-Term Debt)	$74,791

NOTE 5. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost and recorded compensation expense for the three and nine months ended October 2, 2011 and September 26, 2010, as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(in thousands)	2011	2010	2011	2010
Cost of revenues	$220	$162	$703	$609
Research and development	3,041	2,283	8,665	6,628
Selling, general and administrative	3,708	2,856	10,962	9,078

Total	$6,969	$5,301	$20,330	$16,315

The Company received cash of $6 million and $16.5 million related to the issuance of stock-based awards during the three and nine months ended October 2, 2011, respectively. The Company received cash of $7.2 million and $15.1 million related to the issuance of stock-based awards during the three and nine months ended September 26, 2010, respectively.

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

Activity under the option plans during the nine months ended October 2, 2011 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at October 2, 2011
Outstanding, December 26, 2010	28,120,086	$8.40
Granted	5,260,976	$7.24
Exercised	(1,200,356)	$5.39
Forfeited	(3,042,928)	$11.45

Outstanding, October 2, 2011	29,137,778	$7.99	6.45	$7,584,488
Exercisable, October 2, 2011	18,165,310	$8.44	5.04	$4,846,940

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at October 2, 2011. No adjustment was required with respect to fully vested options that expired during the nine months ended October 2, 2011. During the three and nine months ended October 2, 2011, $0.6 million and $2.1 million were recorded for forfeitures, respectively. During the three and nine months ended September 26, 2010, $0.6 million and $3.1 million were recorded for forfeitures, respectively.

The fair value of the Company’s stock option awards granted to employees during the nine months ended October 2, 2011 was estimated using a lattice-binomial valuation model. This model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Expected life (years)	5.1	3.9	4.5	4.4
Expected volatility	45%	53%	42%	54%
Risk-free interest rate	0.9%	1.4%	1.9%	2.3%

The weighted average grant-date fair value per stock option granted during the three and nine months ended October 2, 2011, was $2.36 and $2.59, respectively. The total intrinsic value of stock options exercised during the three and nine months ended October 2, 2011 was $0.2 million and $3 million, respectively.

As of October 2, 2011, there was $25.2 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.8 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the nine months ended October 2, 2011 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at October 2, 2011
Unvested shares at December 26, 2010	2,648,756	—	—
Awarded	2,040,021	—	—
Released	(840,853)	—	—
Forfeited	(229,092)	—	—

End of Period	3,618,832	1.72	$21,640,615
Restricted Stock Units vested and expected to vest October 2, 2011	2,973,957	1.67	$17,784,264

The intrinsic value of RSUs vested during the three and nine months ended October 2, 2011 was $0.4 million and $6.3 million, respectively. As of October 2, 2011, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $17.1 million, which is expected to be recognized over the next 2.7 years.

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

During the first nine months of 2011, 1,925,536 shares were issued under the ESPP and the 2011 Plan at a weighted average price of $5.12 per share. As of October 2, 2011, 10,827,657 shares were available for future issuance under the 2011 Plan compared to 8,798,638 under the ESPP as at December 26, 2010.

The fair values of share purchases through the Company’s ESPP were calculated using the Black-Scholes option pricing model, applying an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Expected life (years)	0.5	0.5	0.5	0.6
Expected volatility	51%	44%	44%	44%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%

The weighted average grant-date fair value per ESPP award granted during the first nine months of 2011 was $1.88. The total intrinsic value of ESPP shares issued during the three and nine months ended October 2, 2011 was $0.9 million and $2.7 million, respectively.

For the period ending October 2, 2011, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.6 million which is expected to be recognized over the next 4 months.

NOTE 6. Balance Sheet Items

a.	Inventories.

Inventories (net of reserves of $7.9 million and $8.6 million at October 2, 2011 and December 26, 2010, respectively) were as follows:

	October 2,	December 26,
(in thousands)	2011	2010
Work-in-progress	$17,908	$19,046
Finished goods	22,852	32,087

	$40,760	$51,133

b.	Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 27, 2010 to October 2, 2011, and for the same period in the prior year were as follows:

	Nine Months Ended
	October 2,	September 26,
(in thousands)	2011	2010
Balance, beginning of the period	$5,457	$6,418
Accrual for new warranties issued	1,435	247
Reduction for payments and product replacements	(185)	(174)
Adjustments related to changes in estimate of warranty accrual	(1,243)	(198)

Balance, end of the period	$5,464	$6,293

The Company’s accrual for warranty obligations is included in accrued liabilities in the interim Condensed Consolidated Balance Sheet.

c.	Restructuring and Other Costs

The activity related to excess facility accruals under the Company’s restructuring plans during the first nine months of 2011, by year of plan, was as follows:

Excess facility costs

(in thousands)	2007	2005	2001	Total
Balance at December 26, 2010	$231	$1,143	$230	$1,604
Cash payments	(193)	(1,029)	(191)	(1,413)

Balance at October 2, 2011	$38	$114	$39	$191

The remaining balance relates only to excess facilities for the remaining plans, namely the 2007, 2005, and 2001 plans. Payments for excess facilities under these restructuring plans extend to October 2011.

NOTE 7. Investment Securities

The Company’s available for sale investments, by investment type, consists of the following as at October 2, 2011 and December 26, 2010:

	October 2, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash equivalents:
Money market funds	$54,682	$—	$—	$54,682

Total cash equivalents	54,682	—	—	54,682

Short-term investments:
Corporate bonds and notes	72,973	2,354	(17)	75,310
US treasury and government agency notes	13,028	238	—	13,266
Foreign government and agency notes	10,083	191	—	10,274

Total short-term investments	96,084	2,783	(17)	98,850

Long-term investment securities:
Corporate bonds and notes	182,895	761	(713)	182,943
US treasury and government agency notes	40,049	103	(44)	40,108
Foreign government and agency notes	5,586	72	—	5,658
US states and municipal securities	1,720	30	—	1,750

Total long-term investment securities	230,250	966	(757)	230,459

Total	$381,016	$3,749	$(774)	$383,991

*	Gross unrealized gains include accrued interest on investments of $2.3 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Other comprehensive income (loss).

	December 26, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash equivalents:
Corporate bonds and notes	$30,321	$—	$—	$30,321
US treasury and government agency notes	75,346	—	—	75,346
Money market funds	125,940	21	—	125,961
Foreign government and agency notes	802	—	—	802
US states and municipal securities	8,800	—	—	8,800

Total cash equivalents	241,209	21	—	241,230

Short-term investments:
Corporate bonds and notes	36,139	2,483	(1)	38,621
US treasury and government agency notes	1,193	261	—	1,454
Foreign government and agency notes	7,435	279	—	7,714
US states and municipal securities	6,940	72	—	7,012

Total short-term investments	51,707	3,095	(1)	54,801

Long-term investment securities:
Corporate bonds and notes	169,590	1,338	(367)	170,561
US treasury and government agency notes	47,877	188	(198)	47,867
Foreign government and agency notes	15,065	158	—	15,223
US states and municipal securities	1,720	—	(2)	1,718

Total long-term investment securities	234,252	1,684	(567)	235,369

Total	$527,168	$4,800	$(568)	$531,400

*	Gross unrealized gains include accrued interest on investments of $2.7 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Other comprehensive income (loss).

As of October 2, 2011 and December 26, 2010, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of October 2, 2011, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income.

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

As of October 2, 2011, the Reserve Funds continue to be in the process of liquidation.

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

In the first quarter of 2011, the Company incurred $0.3 million in interest expense related to the short-term loan that the Company obtained to facilitate this acquisition. The Company did not incur any such interest expense during the third quarter of 2011. To date, the Company incurred $1.4 million in interest expense related to the short-term loan, which is included in Interest (expense) income, net, in the interim Condensed Consolidated Statements of Operations.

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

As at October 2, 2011, net of repurchases completed to date, the carrying amount of the equity component is $35.2 million (December 26, 2010 - $35.2 million) and the carrying of the debt component is $64.2 million (December 26, 2010 - $61.6 million), which represents the principal amount of $68.3 million (December 26, 2010 - $68.3 million) net of the unamortized discount of $4.1 million (December 26, 2010 - $6.7 million). The $2.6 million increase in the debt component relates to accretion which was recorded in Interest (expense) income, net in the interim Condensed Consolidated Statements of Operations. The balance of deferred debt issue costs as at October 2, 2011 is $0.2 million (December 26, 2010 - $0.4 million).

NOTE 10. Income Taxes

The Company recorded a provision for income taxes of $5.4 million and $15.1 million for the three and nine months ended October 2, 2011 respectively, and a provision for income taxes of $11.2 million and $16.9 million for the three and nine months ended September 26, 2010, respectively.

The Company’s effective tax rate was 10% and 21% for the three and nine months ended October 2, 2011 and 42% and 19%, for the three and nine months ended September 26, 2010, respectively.

For the three months ended October 2, 2011, compared to the same period last year, the decrease in the provision for income taxes of approximately $5.8 million and 32% decrease in the effective rate was mainly the result of the non-taxable $29.4 million gain on liability for contingent consideration (see Note. 13 Contingencies) as well as changes in mix of income across our foreign subsidiaries.

For the nine months ended October 2, 2011, compared to the same period last year, the decrease in the provision for income taxes of approximately $1.8 million was mainly the result of foreign income mix across our foreign subsidiaries. The corresponding increase of 2% in the effective tax rate comparing the same periods is mainly due to changes in the mix of income including foreign exchange effects, across our subsidiaries, partially offset by an increase in foreign deferred tax assets.

Generally, the difference between our effective tax rates and the 35% federal statutory rate results primarily from foreign earnings taxed at rates lower than the federal statutory rate, permanent differences arising from stock based compensation, foreign exchange translation of a foreign subsidiary, investment tax credits earned, non-deductible intangible asset amortization and in-process research and development, the effect of intercompany transactions, changes in valuation allowance, changes in accruals related to the unrecognized tax benefit liabilities, and the utilization of stock option related loss carry-forwards recorded in equity in the three and nine months ended October 2, 2011 and September 26, 2010.

As at October 2, 2011, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $62 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(in thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income	$47,256	$15,155	$56,334	$72,248
Denominator:
Basic weighted average common shares outstanding (1)	232,590	231,966	233,880	230,922
Dilutive effect of employee stock options and awards	1,057	2,326	2,356	3,368
Diluted weighted average common shares outstanding (1)	233,647	234,292	236,236	234,290

Basic net income per share	$0.20	$0.07	$0.24	$0.31
Diluted net income per share	$0.20	$0.06	$0.24	$0.31

(1)	PMC-Sierra, Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

NOTE 12. Stock Repurchase Program

On May 5, 2011, the Board of Directors of the Company authorized a share repurchase plan for fiscal year 2011. Under this authorization, the Company may repurchase common stock to offset dilution from employee equity grants and stock purchases, at an aggregate cost not exceeding $40 million. As of October 2, 2011, the Company completed its 2011 repurchase program and repurchased 6,083,263 shares for approximately $40 million in cash. The repurchased shares were retired immediately. Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.

NOTE 13. Contingencies

Contingent consideration

The terms of our November 2010 acquisition of Wintegra, provide for potential additional earn-out based purchase consideration ranging from nil to $60 million, calculated on the basis of Wintegra’s 2011 revenue as described in the Agreement and Plan of Merger dated as of October 21, 2010. At acquisition, the Company recorded a liability for contingent purchase consideration of $28.2 million as part of the acquisition of Wintegra, which reflected the estimated fair value of the potential earn-out payment, calculated by applying the income approach. Subsequent to acquisition, the Company continued to recognize mark-to-market adjustments to the liability. During the three months ended October 2, 2011, the Company determined that Wintegra’s 2011 revenues are expected to be below earn-out levels. Accordingly, the Company recognized a fair value adjustment and a corresponding $29.4 million gain on liability for contingent consideration was recognized in the interim Condensed Consolidated Statements of Operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “could”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources and liquidity sufficiency, sources of liquidity, capital expenditures, interest income and expenses, restructuring activities, cash commitments, purchase commitments, use of cash, our expectation regarding our amortization of purchased intangible assets, our expectations regarding our acquisition of the Channel Storage business from Adaptec, Inc. (“Adaptec”) and of Wintegra, Inc., and our expectation regarding distribution from certain investments. Such statements, particularly in the “Business Outlook” section, are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. (See also “Risk Factors” Part II, Item 1A. and our other filings with the Security Exchange Commission (“SEC”)). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the filing date of this Quarterly Report.

Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

PMC is a semiconductor innovator transforming networks that connect, move and store digital content. Building on a track record of technology leadership, we are driving innovation across storage, optical and mobile networks. Our highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

Our current revenues are generated by a portfolio of approximately 600 products which we have designed and developed or acquired. Our products address three market segments:

•

Our Storage network market segment (“Storage”) consists primarily of our storage products supplied directly to Original Equipment Manufacturers (“OEMs”) and channel customers. We also include printer ASICs in this market segment as they are most aligned with our Enterprise storage customers;

•	Our Optical network market segment (“Optical”) includes our Wide Area Network communication products focused on Metro and access networks, including SONET, ATM and Fiber to the Home; and

•

Our Mobile network market segment (“Mobile”) includes Mobile Backhaul, T1/E1 and SERDES devices sold into Mobile access markets and other small volume products sold into Wireless infrastructure markets.

The following discussion of the financial condition and results of our operations should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included in this Form 10-Q.

Results of Operations

Third Quarter of 2011 and 2010

Net revenues

	Third Quarter
($ millions)	2011	2010	Change
Net revenues	$173.3	$162.3	7%

Overall net revenues for the third quarter of 2011 increased $11 million, compared to the third quarter of 2010. This 7% year-over-year increase was mainly the result of incremental net revenues from our Mobile products including those stemming from our acquisition of Wintegra in 2010. We also had higher net revenues from our Storage products compared to the third quarter of 2010. These increases were partially offset by lower net revenues from our Optical products compared to the third quarter of 2010.

Storage represented 60% of our net revenues in the third quarter of 2011, an increase of 10% compared to the same quarter in 2010. The increase was primarily due to higher volumes shipped of our 6Gb/s Serial Attached SCSI (“SAS”) with the continued production ramp and as customers continue to migrate from 3G to 6G platforms. This increase was partially offset by declines in volumes of our laser printer products. Sequentially, our net revenues from Storage increased 6% relative to the second quarter of 2011. We saw growth in SAS products as our leading SAS design win position continues its production ramp. We also experienced growth in Fibre Channel, data center and channel sales.

Optical represented 24% of our net revenues in the third quarter of 2011, a decrease of 20% compared to the same quarter in 2010. This is reflective of current end market weakness in the areas of metro and access as Asia customers worked through existing inventories and OEM customers built out their networks at lower rates than compared to the same quarter in 2010. This decrease was partially offset by growth in Optical Transport Network (“OTN”) sales volumes. Sequentially, our net revenues from Optical decreased 9% relative to the second quarter of 2011 also due to the same market factors noted above.

Mobile represented 16% our net revenues for the third quarter of 2011, an increase of 78% compared to the same quarter in 2010. This increase was mainly due to our acquisition of Wintegra in November 2010. Sequentially, our net revenues from Mobile increased 3% relative to the second quarter of 2011, which was due to growth in Wintegra processor sales, partially offset by decline in some T1/E1 product volumes.

Gross profit

	Third Quarter
($ millions)	2011	2010	Change
Gross profit	$120.7	$108.5	11%
Percentage of net revenues	70%	67%

Total gross profit increased by $12.2 million in the third quarter of 2011 on higher net revenues compared to the same period in 2010. Gross profit as a percentage of net revenues increased 3%. This increase was primarily attributable to changes in product mix.

Sequentially, gross profit as a percentage of net revenues increased by 1%, primarily due to changes in product mix.

Other costs and expenses

	Third Quarter
($ millions)	2011	2010	Change
Research and development	$59.7	$50.2	19%
Percentage of net revenues	34%	31%

Selling, general and administrative	$30.0	$25.6	17%
Percentage of net revenues	17%	16%

Amortization of purchased intangible assets	$11.0	$5.9	86%
Percentage of net revenues	6%	4%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses increased by $9.5 million in the third quarter of 2011 as compared to the same period last year. This was primarily the result of the increase in R&D expense from our acquisition of Wintegra in 2010, increased payroll related costs due to planned hiring, higher product related tapeout costs and higher costs associated with an additional week in our third fiscal quarter of 2011 as compared to the third quarter of 2010. During the third quarter of 2011 and 2010, we recognized asset impairments of $3 million and $4.9 million, respectively, as the fair values of certain intangible assets were below their carrying values. See Part I – Financial Information. Item 1. Financial Statements - Note 1. Summary of Significant Accounting Policies.

Sequentially, R&D expenses were $3.3 million higher in the third quarter as compared to the second quarter of 2011 mainly due to the asset impairment of $3 million related to the write down of certain purchased intellectual property that is no longer expected to be leveraged due to adjustments in research and development project initiatives and increased costs associated with an additional week in the third quarter of 2011 as compared to the second quarter of 2011.

Selling, general and administrative (“SG&A”), expenses increased by $4.4 million in the third quarter of 2011 as compared to the same period in the prior year. This was primarily attributable to our acquisition of Wintegra in November 2010, higher payroll related costs including stock-based compensation, as well as costs associated with having an additional week in the third fiscal quarter of 2011 as compared to the third quarter of 2010.

Sequentially, SG&A expenses were $0.6 million higher in the third quarter as compared to the second quarter of 2011 due to costs associated with an additional week in the third quarter of 2011.

Amortization of purchased intangible assets

Amortization expense for acquired intangible assets related to developed technology, in-process research and development, customer relationships, trademarks and backlog increased by $5.1 million in the third quarter of 2011 compared to the same period in 2010. The increase was primarily the result of amortization related to the intangible assets identified in the purchase price allocation for our acquisition of Wintegra, Inc., which resulted in an increase of $5.4 million.

Other expense and Provision for income taxes

	Third Quarter
($ in millions)	2011	2010	Change
Gain on liability for contingent consideration	$29.4	$—	100%
Gain on sale of investment securities	$0.2	$0.2	—%
Amortization of debt issue costs	$(0.1)	$(0.1)	—%
Foreign exchange gain (loss)	$3.6	$(0.7)	614%
Interest (expense) income, net	$(0.5)	$0.1	(100)%
Provision for income taxes	$(5.4)	$(11.2)	52%

Gain on liability for contingent consideration

During the third quarter of 2011, we recognized a gain on the liability for contingent consideration related to our acquisition of Wintegra. We recognized a fair value adjustment relating to the liability based on the updated assessment during this quarter of Wintegra’s 2011 revenues, which are now expected to be below earn-out levels due to delayed platform deployment from key suppliers in China and Europe. See Part I – Financial Information. Item 1. Financial Statements - Note 13. Contingencies.

Gain on sale of investment securities

We recorded a gain on sale of investment securities of $0.2 million, related to the disposition of investment securities in the third quarter of 2011 and 2010.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.1 million in the third quarter of 2011 and 2010, relating to our senior convertible notes.

Foreign exchange gain (loss)

We recognized a net foreign exchange gain of $3.6 million in the third quarter of 2011 compared to a net foreign exchange loss of $0.7 million in the third quarter of 2010. This was primarily due to foreign exchange gain and loss on the revaluation of our foreign denominated assets and liabilities. This was driven by the United States Dollar appreciating by approximately 5% during the third quarter of 2011 compared to depreciating by approximately 1% during the third quarter of 2010, against currencies applicable to our foreign operations.

Interest (expense) income, net

Net interest expense increased by $0.6 million in the third quarter of 2011 compared to the third quarter of 2010. During the third quarter of 2011, we recorded interest expense relating to the accretion of the liability for contingent consideration in the amount of $0.4 million.

Provision for income taxes

See Part I – Financial Information. Item 1. Financial Statements - Note 10. Income Taxes.

First Nine Months of 2011 and 2010

Net revenues

	First Nine Months
($ millions)	2011	2010	Change
Net revenues	$501.8	$475.8	5%

Overall net revenues for the first nine months of 2011 increased $26 million or 5%, compared to the first nine months of 2010. On a year over year basis, net revenues generated from our product offerings in Storage, Optical and Mobile increased (decreased) by 13%, (21%), and 48%, respectively.

Storage represented 59% of our net revenues in the first nine months of 2011, an increase of 13% compared to the same period in 2010. This increase was primarily due to higher volumes of our SAS devices shipped with the continued production ramp of our 6G SAS products and as customers continue to migrate from 3G to 6G platforms. Also, in 2011, we had nine full months of revenues from our channel products, compared to only four months of such revenues in the comparable period in 2010 due to the timing of our acquisition of the Channel

Storage business from Adaptec. These increases were partially offset by declines in volumes of our Fibre Channel and laser printer products in the 2011 period.

Optical represented 25% of our net revenues for the first nine months of 2011, a decrease of 21% compared to the same period in 2010. This is reflective of current end market weakness in the areas of metro and access as Asia customers worked through existing inventories and OEM customers built out their networks at lower rates than in the same period in 2010. This decrease was partially offset by growth in OTN sales volumes.

Mobile represented 16% of our net revenues for the first nine months of 2011, an increase of 48% compared to the same period in 2010. This increase was mainly due to our acquisition of Wintegra in November 2010 and was partially offset by a decline in volumes of our T1/E1 and other older wireless access products.

Gross profit

	First Nine Months
($ millions)	2011	2010	Change
Gross profit	$337.3	$322.9	4%
Percentage of net revenues	67%	68%

Total gross profit increased by $14.4 million in the first nine months of 2011 compared to the same period in 2010 and gross profit as a percentage of net revenues decreased by 1% to 67% from 68%. The decrease is due to $9 million of fair value adjustments related to inventory acquired from Wintegra in November 2010 and sold during the first three months of 2011. As a result, gross profit as a percentage of net revenues for the first nine months of 2011 would have been 69% had it not been for this item. Other than the effect of purchase accounting, the underlying increase in gross profit is primarily due to product mix.

Other costs and expenses:

	First Nine Months
($ millions)	2011	2010	Change
Research and development	$170.6	$135.9	26%
Percentage of net revenues	34%	29%

Selling, general and administrative	$91.6	$73.1	25%
Percentage of net revenues	18%	15%

Amortization of purchased intangible assets	$33.1	$22.5	47%
Percentage of net revenues	7%	5%
Restructuring costs and other charges	$—	$0.3	(100)%
Percentage of net revenues	—%	—%

Research and Development and Selling, General and Administrative Expenses

Our R&D expenses increased by $34.7 million in the first nine months of 2011 as compared to the same period last year. This was primarily from our acquisitions of the Channel Storage business and Wintegra in 2010. In addition, payroll-related costs were higher with the completion of planned hiring and the effect of foreign exchange on our foreign operations. Also, tapeout related costs were higher in the first nine months of 2011 compared to 2010.

Our SG&A, expenses increased by $18.5 million in the first nine months of 2011 as compared to the same period last year. This increase was primarily from our acquisitions of the Channel Storage business and Wintegra in 2010. In addition, we recognized lease exit costs of $3.4 million related to the exit of the Mission Towers lease.

Amortization of purchased intangible assets

Amortization expense for acquired intangible assets related to developed technology, customer relationships, trademarks and backlog increased by $10.6 million in the first nine months of 2011 compared to the same period in 2010. The increase was the result of amortization related to the intangible assets identified in the purchase price allocation for our acquisitions of the Channel Storage business from Adaptec, and Wintegra, in the amount of $1.1 million and $16.3 million, respectively. This increase was partially offset by intangibles related to the acquisition of Passave, Inc. becoming fully amortized early in the second quarter of 2010, resulting in a $6.8 million decrease.

Restructuring costs and other charges

We incurred restructuring costs and other charges in the first nine months of 2011 and 2010 of nil and $0.3 million, respectively. Our restructuring activities are nearing completion.

Other expense and Provision for income taxes

	Nine Months Ended
($ in millions)	2011	2010	Change
Gain on liability for contingent consideration	$29.4	$—	100%
Gain (loss) on sale of investment securities	$0.6	$(0.1)	700%
Amortization of debt issue costs	$(0.2)	$(0.2)	—%
Foreign exchange gain (loss)	$1.5	$(1.6)	194%
Interest expense, net	$(2.0)	$(0.1)	(1,900)%
Provision for income taxes	$(15.1)	$(16.9)	11%

Gain on liability for contingent consideration

During the first nine months of 2011, we recognized a gain on the liability for contingent consideration related to our acquisition of Wintegra. We recognized a fair value adjustment relating to the liability based on the updated assessment during the third quarter 2011 of Wintegra’s 2011 revenues, which are now expected to be below earn-out levels due to delayed platform deployment from key suppliers in China and Europe. See Part I – Financial Information. Item 1. Financial Statements - Note 13. Contingencies.

Gain (loss) on sale of investment securities

In the first nine months of 2011 and 2010, we realized a gain on sale of investment securities of $0.6 million and a loss of $0.1 million, respectively, related to the disposition of investment securities.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.2 million in the first nine months of 2011 and 2010, relating to our senior convertible notes.

Foreign exchange gain (loss)

In the first nine months of 2011 and 2010, we recognized a foreign exchange gain of $1.5 million compared to a loss of $1.6 million. This was primarily due to foreign exchange gain and loss on the revaluation of our foreign denominated assets and liabilities. This was driven by the United States Dollar appreciating by approximately 2% during the first nine months of 2011 compared to depreciating by approximately 2% during the first nine months of 2010, against currencies applicable to our foreign operations.

Interest expense, net

Net interest expense increased by $1.9 million in the first nine months of 2011 compared to the same period last year. During the first nine months of 2011, we recorded the interest expense relating to the accretion of the liability for contingent consideration in the amount of $1.2 million. In addition, we recognized $0.3 million interest expense on our short-term loan related to our acquisition of Wintegra, which was fully repaid during January of 2011.

Provision for income taxes

See Part I – Financial Information. Item 1. Financial Statements - Note 10. Income Taxes.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our interim condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 26, 2010, which also provides commentary on our most critical accounting estimates.

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

There were no indications of impairment to acquisition related goodwill or intangible assets during the first nine months of 2011. Changes in the estimated fair values of these assets in the future could result in impairment charges or changes to our expected amortization, which could be material.

Business Outlook

We expect our revenues for the fourth quarter of 2011 to be approximately $150 million to $160 million. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenues is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. We expect the turns business percentage from the beginning of the fourth quarter of 2011 to be approximately 20%. A number of factors such as volatile macroeconomic conditions and the recent flooding in Thailand could impact achieving our revenue outlook.

We anticipate our fourth quarter 2011 gross margin percentage to be in the range of 68.9% to 69.9%, which includes approximately $0.2 million stock-based compensation expense. This could vary depending on the volumes of products sold, since many of our costs are fixed. The gross margin percentage will also vary depending on the mix of products sold.

In the fourth quarter of 2011, we expect research and development and selling, general and administrative expenses to be approximately $94.1 million to $96.1 million, including, stock-based compensation expense of approximately $6.1 million to $7.1 million, and amortization of purchased intangible assets related to our past acquisitions of $11 million.

We anticipate that net interest expense will be approximately $0.4 million in the fourth quarter of 2011, consisting of interest expense related to our outstanding senior convertible notes, partially offset by interest income earned from our cash and cash equivalents, short-term investments and long-term investment securities.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. The combination of cash and cash equivalents, short-term investments, and long-term investment securities at October 2, 2011 totaled $474.3 million, which is comprised of the following:

	October 2, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash and cash equivalents:
Cash	$90,337	$—	$—	$90,337
Money market funds	54,682	—	—	54,682

Total cash and cash equivalents	145,019	—	—	145,019

Short-term investments:
Corporate bonds and notes	72,973	2,354	(17)	75,310
US Treasury and Government Agency notes	13,028	238	—	13,266
Foreign Government and Agency notes	10,083	191	—	10,274
US States and Municipal securities	—	—	—	—

Total short-term investments	96,084	2,783	(17)	98,850

Long-term investment securities:
Corporate bonds and notes	182,895	761	(713)	182,943
US Treasury and Government Agency notes	40,049	103	(44)	40,108
Foreign Government and Agency notes	5,586	72	—	5,658
US States and Municipal securities	1,720	30	—	1,750

Total long-term investment securities	230,250	966	(757)	230,459

Total	$471,353	$3,749	$(774)	$474,328

*	Gross unrealized gains include accrued interest on investments of $2.3 million. The remainder of the gross unrealized gains and losses is included in the interim Condensed Consolidated Balance Sheet as Other comprehensive income.

Our cash and cash equivalents, short-term investments, and long-term investment securities balances as at October 2, 2011 were not all available in the United States.

In the first nine months of 2011, we received a $22.4 million distribution from the Reserve International Liquidity Fund, Ltd. (the “International Fund”). Our remaining investments in the International Fund and the Reserve Primary Fund, together the “Reserve Funds”, total $8 million, which were written down to nil in September 2009. While we expect any future distributions to be nominal, changes in the future liquidation process and related legal proceedings of the Reserve Funds could result in further adjustments to the fair value and classification of these investments. See our See Part I – Financial Information. Item 1. Financial Statements - Note 7. Investment Securities for further details.

As of October 2, 2011, we had $64.2 million of senior convertible notes outstanding, recorded on our interim Condensed Consolidated Balance Sheet. The face value of the senior convertible notes as at October 2, 2011 was $68.3 million.

Operating Activities

During the first nine months of 2011, we generated net positive operating cash flows of $113.6 million, compared to $134.0 million generated in the first nine months of 2010.

While the cash generation in both periods was strong, and gross margin was higher in 2011, the net decrease of $20.4 million in net income adjusted for non-cash items results mainly from a greater level of R&D investment including through our 2010 acquisitions of Wintegra and Adaptec, and some increase in supporting SG&A. In addition, tapeout costs were higher in 2011. These expense increases were partially offset by favorable change in working capital items.

Investing Activities

We used net cash of $57.1 million for investing activities in the first nine months of 2011, which included a net amount of $43.3 million invested in investment securities, $13.7 million for the purchase of property and equipment and intellectual property.

Financing Activities

In the first nine months of 2011, we used $181 million to repay the short-term loan obtained to fund our acquisition of Wintegra and $40 million to repurchase common stock completing our 2011 stock repurchase program. We generated $16.5 million from employee related stock issuances.

As of October 2, 2011, we had cash commitments made up of the following:

	Payments due in:
		Less			More
		than 1			than 5
(in thousands)	Total	year	1-3 years	3-5 years	years
Operating Lease Obligations:
Minimum Rental Payments	$52,371	$1,984	$16,289	$14,247	$19,851
Estimated Operating Cost Payments	15,385	782	5,377	4,406	4,820
Long Term Debt:
Principal Repayment	68,340	—	—	—	68,340
Interest Payments	22,298	769	3,076	3,076	15,377
Purchase and other Obligations	15,448	6,210	9,238	—	—

Total	$173,842	$9,745	$33,980	$21,729	$108,388

In addition to the amounts shown in the table above, we have recorded a $62 million liability for unrecognized tax benefits as of October 2, 2011, and we are uncertain as to if or when such amounts may be realized.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $30.2 million at October 2, 2011 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $7 million of cash in the remainder of 2011 for property and equipment and purchases of intellectual property.

We continue to expect that our cash from operations, short-term investments and long-term investment securities will continue to be our primary sources of liquidity. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, and capital expenditures through the next twelve months.

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

Based on a sensitivity analysis performed on the financial instruments held at October 2, 2011, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus, or minus, 50, 100, or 150 basis points would result in a decline, or increase, in portfolio value of approximately $2.3 million, $4.6 million, and $6.9 million, respectively.

Senior Convertible Notes:

At October 2, 2011, $68.3 million in face value of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our senior convertible notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, and changes in our credit worthiness.

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system but are registered for resale under the Securities Act of 1933. The notes rank equal in right of payment with our other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year. These interest payments commenced on April 15, 2006. We may redeem all or a portion of the notes at par on and after October 20, 2012. We redeemed $156.7 million of the principal of these notes in 2008 at a cost of $138.3 million, including transaction fees and accrued interest. The holders may require that we repurchase the notes on October 15, 2012, 2015 and 2020 respectively.

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

Foreign Currency:

Our sales and corresponding receivables are denominated primarily in United States dollars. We generate a significant portion of our revenues from sales to customers located outside the United States including Asia, Europe and Canada. We are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required. If the counterparties to our foreign forward currency contracts that matured in the fiscal quarter ended October 2, 2011, had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the first nine months of 2011 would have decreased by $3.0 million. See Part I – Financial Information. Item 1. Financial Statements - Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first nine months of 2011, we recorded a $2.0 million foreign exchange gain on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $2.5 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first nine months of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fluctuation in demand is dependent on, among other things the size of the markets for our products, the rate at which such markets develop, and the level of capital spending by end customers. We cannot assure you of the rate, or extent to which, capital spending by end customers will grow, if at all. Furthermore, industry growth rates may not be as forecast, which may result in our spending on product development being either insufficient for or in excess of actual market requirements.

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

We depend on a limited number of customers for large portions of our net revenues. During the rolling twelve month period ended October 2, 2011, we had two end customers that accounted for more than 10% of our revenues, namely Hewlett-Packard Company (“HP”) and EMC Corporation. During the first nine months of 2011, our top ten customers accounted for more than 60% of our net revenues. During the first nine months of 2010, our top ten customers accounted for more than 65% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Our results of operations are increasingly dependent on our sales in China, which on a bill-to basis, accounted for approximately 35% of our net revenues in the first nine months of 2011 and 2010. Government agencies in China have broad discretion and authority over all aspects of the telecommunications and information technology industry in China; accordingly their decisions may impact our ability to do business in China. Therefore, significant changes in China’s political and economic conditions and governmental policies could have a substantial negative impact on our business. While the growth of Fiber-To-The-Home technology in China has continued to be strong, a slowdown in that growth would have an adverse impact on our operating results.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $2 million foreign exchange gain on the revaluation of our income tax liability in the first nine months of 2011 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $2.6 million impact to our pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In the first nine months of 2011, three outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We also have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough, if ever, at an acceptable cost, to satisfy our production requirements.

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

We have operations, mainly research and development facilities, located in Israel and India which employ approximately 270 and 120 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and our operating results.

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry. This often results in expensive and lengthy litigation. We, and our customers or suppliers, may be accused of infringing patents or other intellectual property rights owned by third parties in the future. An adverse result in any litigation against us or a customer or supplier could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to the infringing technology. In addition, we may not be able to develop non-infringing technology or find appropriate licenses on reasonable terms or at all. Although some of our suppliers have agreed to indemnify us against certain intellectual property infringement claims or other losses relating to their products, these contractual indemnification rights may not cover the full extent of losses we incur as a result of these suppliers’ products.

Patent disputes in the semiconductor industry are often settled through cross-licensing arrangements. Our portfolio of patents may not have the breadth to enable us to settle an alleged patent infringement claim through a cross-licensing arrangement. We may therefore be more exposed to third party claims than some of our larger competitors and customers.

The majority of our customers are required to obtain licenses from and pay royalties to third parties for the sale of systems incorporating our semiconductor devices. Customers may also make claims against us in connection with infringement claims made against them that relate to our products or components included in our products, even where we obtain the components from a supplier. For example, we have been notified by two customers of potential patent infringement claims by BIAX Corporation, allegedly involving components that we obtain from a supplier and use in our products. While we have not incurred any losses from these claims to date or been made a party to the related litigation, we are currently reviewing these claims and our indemnification obligations and rights, and are incurring costs associated with this review and responding to BIAX Corporation’s subpoena. Further, there can be no assurance that we will not incur future losses in connection with such claims or, if we incur any losses, that we will be fully indemnified against such losses by the supplier.

Furthermore, we may initiate claims or litigation against third parties for infringing our proprietary rights or to establish the validity of our proprietary rights. This could consume significant resources and divert the efforts of our technical and management personnel, regardless of the litigation’s outcome.

We may be subject to intellectual property theft or misuse, which could result in third-party claims and harm our business and results of operations.

We regularly face attempts by others to gain unauthorized access through the Internet to our information technology systems, such as when such parties masquerade as authorized users or surreptitiously introduce software. We might become a target of computer hackers who create viruses to sabotage or otherwise attack our products and services. Hackers might attempt to penetrate our network security and gain access to our network and our data centers, misappropriate our or our customers’ proprietary information, including personally identifiable information, or cause interruptions of our internal systems and services. We seek to detect and investigate these security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our products; the value of our investment in R&D, product development, and marketing could be reduced; and third parties might assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data, or system reliability. Our business could be subject to significant disruption, and we could suffer monetary and other losses, including the cost of product recalls and returns and reputational harm, in the event of such incidents and claims.

We have significant debt in the form of senior convertible notes.

At October 2, 2011, we have $64.2 million carrying value ($68.3 million of face value) of our 2.25% senior convertible notes outstanding. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. On October 15, 2025, we are obliged to repay the full remaining principal amount of the notes that have not been converted into our common stock, but we are also subject to certain triggering events that may cause the notes to be repaid earlier (see Part I – Financial Information. Item 1. Financial Statements - Note 9. Long-Term Debt for further details).

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

PMC-SIERRA, INC.
(Registrant)

Date: November 10, 2011	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and
Principal Accounting Officer