Form 10-K
period 2011-12-31
PMC SIERRA INC
filed 2012-02-28
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of the Common Stock on June 26, 2011 as reported by the NASDAQ Global Select Market, was approximately $1.3 billion. Shares of Common Stock held by each executive officer and director and by each person known to the registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2012, the registrant had 231,716,591 shares of Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011

Unless the context requires otherwise, “PMC-Sierra”, “PMC”, “the Company”, “us”, “our” or “we”, mean PMC-Sierra, Inc. together with our subsidiary companies.

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

These forward-looking statements apply only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements made herein or elsewhere, whether as a result of new information, future events or otherwise. Our actual results could differ materially and adversely from those anticipated in forward-looking statements, including without limitation the risks described under “Item IA. Risk Factors” and elsewhere in this Annual Report and our other filings with the SEC. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements include statements as to, among other topics:

•	business strategy;

•	business outlook;

•	sales, marketing and distribution;

•	wafer fabrication capacity;

•	competition and pricing;

•	critical accounting policies and estimates;

•	customer product inventory levels, needs and order levels;

•	demand for communications network infrastructure equipment;

•	net revenues;

•	gross profit;

•	research and development expenses;

•	selling, general and administrative expenses;

•	other income (expense), including interest income (expense);

•	foreign exchange rates;

•	taxation rates and tax provision;

•	sources of liquidity and liquidity sufficiency;

•	capital resources;

•	capital expenditures;

•	restructuring activities, expenses and associated annualized savings;

•	cash commitments;

•	purchase commitments;

•	use of cash;

•	expectation regarding our amortization of purchased intangible assets;

•	our expectations regarding our acquisitions of the Channel Storage business from Adaptec, Inc. (“Adaptec”), and of Wintegra, Inc. (“Wintegra”) and

•	expectations regarding distribution from certain investments.

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

We have approximately 640 different semiconductor devices that are sold to leading equipment and design manufacturers, who in turn supply their equipment principally to service providers, carriers and enterprises globally. We provide semiconductor solutions for our customers by leveraging our intellectual property, design expertise and systems knowledge across a broad range of applications and industry protocols. PMC’s portfolio of semiconductor devices is used in various applications of communications network infrastructure equipment. Building on a track record of technology leadership, we are driving innovation across storage, optical and mobile networks. Our highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

PMC was incorporated in the state of California in 1983 and reincorporated in the state of Delaware in 1997. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “PMCS”. Our fiscal year normally ends on the last Sunday of the calendar year. Fiscal year 2011 consisted of 53 weeks. Fiscal years 2010 and 2009 consisted of 52 weeks.

INDUSTRY OVERVIEW

The transformation of the network is taking place due to the rapid growth in video traffic and more capable mobile devices, which continues to drive increasing demand for bandwidth and efficient networks. At the same time, communication service providers are seeking ways to increase their revenues by bundling and delivering a range of services to their customers in a cost-effective manner. Applications such as social media, Video-on-Demand, Internet Protocol Television, videoconferencing, and data-intensive mobile smartphones and tablets are causing traffic levels to increase significantly. A 2011 study issued by Cisco Systems Inc., forecasts that worldwide mobile data traffic will increase 26-fold over the next four years, reaching an annual run rate of 75 exabytes by 2015. This demand is resulting in carriers and enterprises having to upgrade and improve their network infrastructure and storage management capabilities. Enterprises, governments, corporations, small offices and home offices are expanding their networks to better capture, store and access large quantities of data and video, efficiently and securely.

We operate in one reportable segment—semiconductor solutions for communications network infrastructure. Our semiconductor devices enable networking equipment primarily in three market segments: Storage, Mobile and Optical networks. The Storage market segment is made up of enterprise storage equipment manufacturers and covers two broad areas: server storage, and stand-alone external storage systems. The Mobile market segment is mainly infrastructure equipment suppliers, including base station and backhaul equipment, supporting the wireless transmission of content from and to mobile hand devices. The Optical market segment refers to infrastructure suppliers of transport and access networks that use optical transport protocol and/or physical optical medium.

OUR BUSINESS STRATEGY

Our mission is to be the premier internet infrastructure semiconductor solution provider. The semiconductor solutions we develop are based on our in-depth knowledge of network applications, system requirements and networking protocols, as well as high-speed mixed-signal and system-on-chip design expertise. To realize our mission while expanding our business profitably, our business strategy can be summarized as follows:

1.	Leverage our mixed signal and system on chip expertise to be the leading supplier of silicon solutions for Storage, Mobile and Optical networks;

2.	Deliver best in class performance and integration to lead the server and storage system market segments;

3.	Build on our position as the leading telecom silicon provider to enable the most integrated Optical Transport Network (“OTN”) and Passive Optical Network (“PON”) solutions in the metro and access networks; and

4.	Enable a seamless transition to packet based backhaul with our multi-service network processor platform.

OUR PRODUCTS AND MARKET SEGMENTS THAT WE SERVE

Our portfolio of semiconductor devices are used in various applications of communications network infrastructure equipment and enable the transporting and storing of large quantities of digital data, in a secure manner.

Our semiconductor devices enable networking equipment primarily in three market segments: Storage, Mobile and Optical networks.

Annual net revenues (in millions) by the three market segments we serve are presented below:

Storage

Our Storage products are supplied directly to Original Equipment Manufacturers (“OEMs”) and channel customers. Our products and solutions for the Storage market segment enable high-speed communications between the servers, switches and storage devices that comprise these systems thus allowing large quantities of data to be stored, managed and moved securely. As storage demand continues to grow, managing the data becomes more critical for the operation of the entire company or service provider. Our focus in this area is in developing communication devices and controllers for high-performance storage systems in the Storage Area Network and Network Attached Storage markets, including 6 Gbps SAS/SATA and 8Gbps Fibre Channel (“FC”) controllers and expanders for this market segment. In 2010, PMC acquired Adaptec’s channel business, offering server adapter products with high-performance Solid State Drive (“SSD”) caching capability that are used to configure, manage and monitor storage volumes. We also include printer Application-specific Integrated Circuits (“ASICs”) in this market segment as they are most aligned with our Enterprise storage customers. Our Printer ASIC products provide integrated solutions for laser printers, that are used by enterprises and small businesses. We sell our standalone microprocessors and integrated system-on-chip devices primarily into the mid- to high-end and multi-function segments of that market. Currently, the Storage market segment represents 60% of our net revenues.

Storage products and/or applications incorporating PMC’s semiconductor solutions	PMC Products	Examples of OEMs(1)
Storage Area Networks	RAID-on-Chip (RoC)	Dell
Server Attached Storage	Controllers	EMC
SSD Cache Performance	Expanders	Huawei-Symantec
Enterprise Networking	Loop Switches	HP
Data Center	Physical Layer Products	Hitachi
High Speed Laser and Multi-Function Printers	Multiplexers	IBM
	MIPs Processors	NetApp

(1)	Examples in the order listed refer to Dell Inc., EMC Corp., Chengdu Huawei-Symantec Technologies Co., Hewlett-Packard Company, Hitachi, Ltd., International Business Machines Corporation, NetApp, Inc.

Mobile

Our Mobile products include Mobile Backhaul, T1/E1 and SERDES devices sold into Mobile access markets and other small volume products sold in to Wireless infrastructure markets, and include devices that are used in 2G, 3G and 4G wireless base stations and mobile backhaul equipment. We have semiconductor solutions that capture and transmit data over T/E lines and have recently expanded our offerings into IP/Ethernet solutions through the acquisition of Wintegra in 2010. Wintegra’s product offerings fit strategically with our overall efforts to accelerate the transition of existing communications equipment from Time-Division Multiplexing to converged, packet-centric solutions. Our highly integrated network processors are optimized for mobile and microwave backhaul, and cell site aggregation networks. PMC initiated new efforts within the remote radio head developing product that takes advantage of our mixed signal expertise and intellectual property for integrated solution that lowers power and offers smaller size. Currently, the Mobile market segment represents 15% of our net revenues.

Mobile products and/or applications incorporating PMC’s semiconductor solutions	PMC Products	Examples of OEMs(1)
Mobile Backhaul	WinPath Processors	Alcatel-Lucent
3GPP Wireless Base Stations	Other TBD	Cisco
Remote Radio Heads	UFE Family	Ericsson
	Combiner/Serializers	Huawei
	Baseband	Nokia Siemens
	Transceivers/Framers	Tellabs
	Radio Modules	ZTE
(1)	Examples in the order listed refer to Alcatel-Lucent, S.A., Cisco Systems, Inc., Telefonaktiebolaget LM Ericsson, Huawei Technology Co. Ltd., Nokia Corporation, Tellabs Inc., and ZTE Corporation

Optical

Our Optical products include our Wide Area Network communication products focused on Metro and access networks, including Synchronous Optical Networks (“SONET”), Asynchronous Transfer Mode (“ATM”) and Fiber to the Home. Our Metro products are used in equipment such as edge routers, multi-service provisioning platforms, and optical transport platforms where signals are gathered, processed and transmitted to the next destination as quickly and efficiently as possible in the metro area network. Next-generation networking equipment can handle multi-protocol, multi-service traffic and enable voice, video and data to be moved at high speeds over the network. For high-capacity data communication over fiber optic systems, the standard used is SONET in North America and parts of Asia, and is Synchronous Digital Hierarchy (“SDH”) in the rest of the world. In addition to using SONET/SDH to increase the bandwidth or capacity of their networks, many service providers are starting to implement packet-based transport equipment using a standard called OTN. OTN equipment is starting to be deployed in the metro and access portions of the network. Currently, the Optical market segment represents 25% of our net revenues.

Optical products and/or applications incorporating PMC’s semiconductor solutions	PMC Products	Examples of OEMs(1)
Passive Optical Network
— EPON & 10G-EPON	HyPHY Family	Alcatel-Lucent
— GPON & XG-PON	Ethernet (Framers, Mappers, MAC)	Ciena
Optical Transport Network	SONET/SDH Framers	Cisco
— P-OTP/P-OTS	Cross Connects	FiberHome
— ROADM/DWDM	T1/E1 Mappers/Framers	Huawei
Carrier/Ethernet/Switch/Routers	DS-3/E3 Mappers/Framers	Juniper
Multi-service switches		Nokia Siemens
— MSPP/MSTP/ADM		Tellabs
ZTE

(1)	Examples in the order listed refer to Alcatel-Lucent, S.A., Ciena Corp., Cisco Systems, Inc., Fiberhome Telecommunication Technologies Co., Ltd., Huawei Technology Co. Ltd., Juniper Networks, Inc., Nokia Corporation, Tellabs Inc., and ZTE Corporation

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

We sell our products to end customers directly and through distributors and independent manufacturers’ representatives. In 2011, approximately 30% of our orders were shipped through distributors, approximately 55% were sent by us directly to contract manufacturers selected by OEMs, and the balance were sent directly to our OEM customers.

In 2011, our largest distributor was Avnet Inc. (“Avnet”), which sold our products worldwide (excluding Japan, Israel, and Taiwan). In 2011, sales shipped through Avnet worldwide represented 12% of our total net revenues. Our second largest distributor is Macnica Inc. Sales shipped through this distributor in 2011 represented 11% of our total net revenues.

In 2011, we had two end customers, HP and EMC, which each accounted for more than 10% of our net revenues.

Our sales outside of the United States, based on customer billing location, accounted for 83%, 85% and 87% of total revenue in 2011, 2010 and 2009, respectively. Our sales to customers in Asia, including Japan and China, were 73%, 77% and 84% of total revenues in 2011, 2010, and 2009, respectively.

See Item 1A. Risk Factors for further information on risks related to our foreign operations and dependence.

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

Wafer Fabrication

We manufacture our products at independent foundries using standard Complementary Metal Oxide Semiconductor process techniques. We have in the past purchased silicon wafers from which we manufacture our products from Globalfoundries Inc., Taiwan Semiconductor Manufacturing Corporation (“TSMC”), Texas Instruments Incorporated and United Microelectronics Corporation (“UMC”). These independent foundries produce the wafers for our networking semiconductor products ranging in sizes from 0.18 micron to 40 nanometer. By using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing, developing and testing of new products. In addition, we avoid the fixed costs associated with owning and operating fabrication and chip assembly facilities and the costs associated with updating these facilities to manage constantly evolving process technologies.

We have existing supply agreements with UMC and TSMC. Generally, terms include but are not limited to, supply terms without minimum unit volume requirements for PMC, indemnification and warranty provisions, quality assurances and termination conditions.

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

Since the acquisition of the Channel Storage business from Adaptec, PMC has significant business in manufacturing and selling Printed Circuit Board based products. These products are assembled and tested by an independent contract manufacturer before shipping to a distribution center. The design, materials, production test and packaging are specified by PMC and the manufacturing subcontractors are qualified and regularly audited by PMC.

RESEARCH AND DEVELOPMENT

Our research and development efforts are market and customer focused and can involve the development of both hardware and software. These devices and reference designs are targeted for use in enterprise, storage and service provider markets. Increasingly, our OEM customers that serve these end markets are demanding complete solutions with software support and complex feature sets, and we are developing products to fill this need.

From time to time we announce new products to the public once development of the product is substantially completed and there are no longer significant technical risks and costs to be incurred. As we have a portfolio of approximately 640 products, we do not consider any individual new product or group of products released in a year to be material, beyond our continuing development of a portfolio of products that meet our customers’ needs.

At the end of fiscal 2011, we had design centers in the United States (California, Pennsylvania, Texas, Oregon and Minnesota), Canada (British Columbia, Alberta, Saskatchewan and Quebec), Israel (Herzliya and Ra’anana), China (Shanghai), Germany (Ismaning and Neckarsulm) and India (Bangalore).

Our research and development spending was $227.1 million in 2011, $187.5 million in 2010, and $149.2 million in 2009.

BACKLOG

Our sales originate from customer purchase orders. However, our customers frequently revise order quantities and shipment schedules to reflect changes in their requirements. As of December 31, 2011, our backlog of products scheduled for shipment within three months totaled approximately $85 million. Unless our customers cancel or defer to a subsequent year with respect to a portion of this backlog, we expect this entire backlog to be filled in 2012. As of December 26, 2010, our backlog of products scheduled for shipment within three months totaled approximately $117 million.

Our backlog includes our backlog of shipments to direct customers, minor distributors and a portion of shipments by our major distributor to end customers. Our customers may cancel or defer backlog orders. Accordingly, we believe that our backlog at any given time is not a meaningful indicator of future long-term revenues. Backlog may not be comparable between companies.

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

We compete against established peer-group semiconductor companies that focus on the communications and storage semiconductor business. These companies include the following: Altera Corp., Applied Micro Circuits Corp.; Broadcom Corp.; Cortina Systems, Inc.; Emulex Corp.; Exar Corp.; Infineon Technologies AG; Intel Corp.; Texas Instrument Inc; LSI Corp.; Maxim Integrated Products, Inc.; Marvell Technology Group Ltd.; Mindspeed Technologies, Inc.; QLogic Corp.; Vitesse Semiconductor; and Xilinx, Inc. Many of these companies are well financed, have significant communications semiconductor technology assets and established sales channels, and depend on the market in which we participate for the bulk of their revenues.

It is possible for additional competitors to enter the market with new products, some of which may also have greater financial and other resources than we do.

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have a total of 649 U.S. and 88 foreign patents for circuit designs and other innovations used in the design and architecture of our products. In addition, we have 76 patent applications pending in the U.S. Patent and Trademark office. Our patents typically expire 20 years from the patent application date, with our existing patents expiring between 2012 and 2031.

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

EMPLOYEES

As of December 31, 2011, we had 1,564 employees, including 982 in Research and Development, 109 in Production and Quality Assurance, 310 in Sales and Marketing and 163 in Administration. During 2011, we increased our number of employees by 115 employees. Our employees are not represented by a collective bargaining agreement and we have never experienced any related work stoppage.

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

Our company is subject to a number of risks – some are normal for the fabless semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this report before investing in PMC. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

As a result of the following risks, our business, financial condition, operating results and/or liquidity could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose part or all of your investment.

Our global growth is subject to a number of economic risks.

We conduct business throughout the world, including in Asia, North America, Europe and the Middle East. Instability in the global credit markets, including the recent European economic and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. The world has recently experienced a global macroeconomic downturn, To the extent global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, business, operating results, and financial condition may be materially adversely impacted.

Additionally, given the greater credit restrictions that are being invoked by lenders around the world, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such capital markets, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

We are subject to rapid changes in demand for our products due to:

•	variations in our turns business;

•	short order lead time;

•	customer inventory levels;

•	production schedules; and

•	fluctuations in demand.

As a result, there could be significant variability in the demand for our products, our past operating results may not be indicative of our future operating results.

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

We depend on a limited number of customers for large portions of our net revenues. In 2011, we had two end customers that accounted for more than 10% of our net revenues, namely, HP and EMC. In 2010 and 2009, we had one end customer that accounted for more than 10% of our net revenues, namely HP.

In 2011 and in 2010, our top ten customers accounted for more than 60% of our net revenues. In 2009, our top ten customers accounted for more than 70% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders.

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

We generate a portion of our sales through third-party distribution agreements. Termination of a distributor agreement either by us or a distributor, could result in a temporary or permanent loss of revenue, if we cannot establish an alternative distributor to manage this portion of our business, or we are unable to service the related end customers directly. Further, if we terminate a distributor agreement, we may be required to repurchase unsold inventory held by the distributor. We maintain a reserve for estimated returns. If actual returns exceed our estimate, there may be an adverse effect on our operating results.

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

Our results of operations continue to be influenced by our sales in Asia on a bill-to basis. Government agencies in this region have broad discretion and authority over many aspects of the telecommunications and information technology industry. Accordingly, their decisions may impact our ability to do business in this region, and significant changes in this region’s political and economic conditions and governmental policies could have a substantial negative impact on our business.

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

We are experiencing significantly greater competition in the markets in which we participate. We are expanding into market segments, such as the Storage, Mobile and Optical market segments, which have established incumbents with substantial financial and technological resources. We expect more intense competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $0.5 million foreign exchange gain on the revaluation of our income tax liability in 2011 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $2.9 million impact to our pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In fiscal 2011, three outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We also have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough or at an acceptable cost, to satisfy our production requirements.

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

We depend on third parties in Asia for the assembly and testing of our semiconductor products. In addition, subcontractors in Asia assemble all of our semiconductor products into a variety of packages. Raw material shortages, political, economic and social instability, assembly and testing house service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply, assembly or testing. This could lead to supply constraints or product delivery delays that, in turn, may result in the loss of revenues. At times, capacity in the assembly industry has become scarce and lead times have lengthened. This capacity shortage may become more severe, which could in turn adversely affect our revenues. We have less control over delivery schedules, assembly processes, testing processes, quality assurances, raw material supplies and costs than competitors that do not outsource these tasks.

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

Our business is vulnerable to interruption by earthquake, flooding, fire, power loss, telecommunications failure, terrorist activity and other events beyond our control.

We do not have sufficient business interruption insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could have a material adverse effect on our business. We are vulnerable to a major earthquake and other calamities. We have operations in seismically active regions in California, Japan and British Columbia, Canada, and we rely on third-party suppliers, including wafer fabrication and testing facilities, in seismically active regions in Asia, which have recently experienced natural disasters. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which we and our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.

We are unable to predict the effects of any such events, but the effects could be seriously harmful to our business.

Hostilities in the Middle East and India may have a significant impact on our Israeli and Indian subsidiaries’ ability to conduct their business.

We have operations, which are primarily research and development facilities, located in Israel and India which employ approximately 280 and 130 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

The majority of our customers are required to obtain licenses from and pay royalties to third parties for the sale of systems incorporating our semiconductor devices. Customers may also make claims against us in connection with infringement claims made against them that relate to our products or components included in our products, even where we obtain the components from a supplier. For example, we have been notified by two customers of patent infringement claims by BIAX Corporation, allegedly involving components that we obtain from a supplier and use in our products. While we have not incurred any losses from these claims to date or been made a party to the related litigation, we are currently reviewing these claims and our indemnification obligations and rights as well as supporting our customers’ efforts to defend these claims against them. We are incurring costs associated with this work and responding to BIAX Corporation’s subpoena. Further, there can be no assurance that we will not incur future losses in connection with such claims or, if we incur any losses, that we will be fully indemnified against such losses by the supplier.

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

During 2011, we leased properties in 34 locations worldwide. During the year, we reduced our total leased area from approximately 578,000 square feet to approximately 472,000 square feet. Approximately 2% of the space we leased was excess at December 31, 2011 and 100% of the excess space has been subleased.

We lease approximately 62,000 square feet in Sunnyvale, California, to house our U.S. design, engineering, sales and marketing operations.

Our Canadian operations are primarily located in Burnaby, British Columbia where we lease approximately 149,000 square feet of office space. This location supports a significant portion of our product development, manufacturing, marketing, sales and testing activities.

In addition to the two major sites in Sunnyvale and Burnaby, during 2011 we also operated fourteen additional research and development centers: three in Canada, five in the U.S., one in Bangalore, India, two in Israel, two in Germany, and one in Shanghai, China.

We have 18 sales/operations offices located in Europe, Asia, and North America.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the NASDAQ Global Select Market:

Fiscal 2011	High	Low
First Quarter	$9.16	$7.36
Second Quarter	8.09	6.98
Third Quarter	7.79	5.38
Fourth Quarter	6.83	4.98

Fiscal 2010	High	Low
First Quarter	$9.21	$7.76
Second Quarter	9.60	7.49
Third Quarter	8.47	6.91
Fourth Quarter	8.49	7.01

To maintain consistency, the information provided above is based on the last day of the calendar quarter rather than the last day of the fiscal quarter.

Stockholders

As of February 24, 2012, there were 887 holders of record of our Common Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business or to fund acquisitions and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for PMC, the line-of-business index for semiconductors and related devices (SIC code 3674) furnished by Research Data Group, Inc., and the S&P 500 Index. In addition, we have included the Russell 3000 Index, a broad equity market index in which we are included. We have determined that the companies included in the Russell 3000 Index more closely match our company characteristics than the companies included in the S&P 500 Index, as the Russell 3000 Index includes companies in the semiconductor industry and related industries with similar size and median market capitalization. The graph assumes the investment of $100 on December 31, 2006. The performance shown is not necessarily indicative of future performance.

SOURCE: RESEARCH DATA GROUP, INC.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth data from our consolidated financial statements for each of the last five fiscal years.

	Year Ended (in thousands, except for per share data)
	December 31, 2011(1)	December 26, 2010(2)	December 27, 2009(3)	December 28, 2008(4)	December 30, 2007(5)
STATEMENT OF OPERATIONS DATA:
Net revenues	$654,304	$635,082	$496,139	$525,075	$449,381
Cost of revenues	211,630	204,518	165,231	181,642	158,297
Gross profit	442,674	430,564	330,908	343,433	291,084
Research and development	227,106	187,467	149,184	157,642	159,134
Selling, general and administrative	118,601	104,117	84,942	93,532	100,486
Amortization of purchased intangible assets	44,182	29,932	39,344	39,344	39,343
Restructuring costs and other charges	—	403	888	824	14,837

Income (loss) from operations	52,785	108,645	56,550	52,091	(22,716)
Revaluation of liability for contingent consideration	29,376	—	—	—	—
Gain (loss) on sale of investment securities and other	845	3,978	(367)	(15,690)	—
Amortization of debt issue costs and gain on extinguishment of debt	(200)	(200)	(200)	14,568	(680)
Foreign exchange gain (loss)	344	(2,360)	(2,371)	8,068	(18,486)
Interest (expense) income, net	(2,267)	(1,248)	(2,511)	(757)	1,497
Gain on disposition of investment in Wintegra, Inc.	—	4,509	—	—	—
Recovery of (provision for) income taxes	3,816	(30,162)	(4,224)	70,017	(16,848)

Net income (loss)	$84,699	$83,162	$46,877	$128,297	$(57,233)

Net income (loss) per share—basic	$0.36	$0.36	$0.21	$0.58	$(0.26)
Net income (loss) per share—diluted	$0.36	$0.35	$0.20	$0.57	$(0.26)
Shares used in per share calculation—basic	233,210	231,427	226,225	221,659	216,330
Shares used in per share calculation—diluted	235,184	234,787	229,567	223,687	216,330

	As at
	December 31, 2011(1)	December 26, 2010(2)	December 27, 2009(3)	December 28, 2008(4)	December 30, 2007(5)
	(in thousands)
BALANCE SHEET DATA:
Working capital	$213,780	$154,264	$229,547	$284,316	$280,575
Cash and cash equivalents	182,571	293,355	192,841	97,839	364,922
Short-term investments	104,391	54,801	67,928	209,685	—
Long-term investment securities	226,619	235,369	192,636	—	—
Total assets	1,399,439	1,526,546	1,115,477	969,965	1,130,535
Short-term loan	—	180,991	—	—	—
Convertible notes	65,122	61,605	58,356	55,357	173,130
Liability for contingent consideration	—	28,194	—	—	—
Long-term obligations	1,284	8,940	6,211	503	958
Stockholders’ equity	1,104,473	1,019,071	880,523	779,258	646,403

There were no cash dividends issued during the years ended December 31, 2011 December 26, 2010, December 27, 2009, December 28, 2008, and December 30, 2007.

(1)	Results for the year ended December 31, 2011 include $0.9 million stock-based compensation expense and $9.1 million acquisition-related costs included in Cost of revenues; $11.6 million stock-based compensation, $3 million asset impairment, and $0.2 million acquisition-related costs included in Research and development expenses; $14.5 million stock-based compensation, $3.5 million acquisition-related costs, and $2.8 million lease exit costs included in Selling, general and administrative expense; $0.6 million foreign exchange gain on foreign tax liabilities; $3.5 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $1.2 million accretion of liability for contingent consideration and $0.3 million interest expense related to short-term loan included in Interest (expense) income, net; $0.5 million recovery of impairment on investment securities and other, included in Gain (loss) on sale of investment securities and other; and $3.8 million recovery of income taxes, including $9.9 million income tax recovery for adjustments relating to prior periods, $6.5 million income tax provision relating to inter-company transactions, $3.2 million income tax provision relating to income from operating results, $1 million income tax recovery related to foreign tax credits, $0.6 million of stock option related loss carry-forwards recognized in equity, $0.5 million net tax recovery related to foreign exchange translation of a foreign subsidiary, $0.2 million recovery of arrears interest relating to unrecognized tax benefits, $0.2 million income tax recovery related to stock-based compensation, and $2.4 million deferred tax recovery related to non-deductible intangible asset amortization.

(2)	Results for the year ended December 26, 2010 include $0.8 million stock-based compensation expense and $1.0 million acquisition-related costs included in Cost of revenues; $9 million stock-based compensation and $4.9 million asset impairment included in Research and development expenses; $12.1 million stock-based compensation and $6.9 million acquisition related costs included in Selling, general and administrative expense; $3.8 million recovery of impairment on investment securities included in Gain (loss) on investment securities and other; $1.8 million foreign exchange loss on foreign tax liabilities; $3.2 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $1.1 million interest expense related to short-term loan; and $30.2 million net income tax provision, including $13.4 million sheltered by the benefit of stock option related loss carry-forwards recognized in equity, $7.8 million income tax provision relating to income from operating results, $4.8 million income tax provision relating to inter-company transactions, $5.5 million income tax provision for adjustments relating to prior periods, $4.1 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $3.7 million arrears interest relating to unrecognized tax benefits, $0.6 million deferred tax recovery related to non-deductible intangible asset amortization, and $0.3 million tax recovery related to stock-based compensation.

(3)	Results for the year ended December 27, 2009 include $0.8 million stock-based compensation expense included in Cost of revenues; $8.7 million stock-based compensation expense and $1.0 million termination costs included in Research and development expenses; $12.0 million stock-based compensation expense and $0.6 million termination costs included in Selling, general and administrative expenses; $0.5 million loss on subleased facilities included in Gain (loss) on investment securities and other; $3.0 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $2.7 million foreign exchange loss on foreign tax liabilities; $0.5 million loss on subleased facilities; and $4.2 million income tax recovery which includes $6.5 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $5.0 million tax provision relating to intercompany transactions, $4.8 million income tax provision relating to income from operating results, $1.5 million tax provision based on completed filings and assessments received from tax authorities, $1.5 million arrears interest relating to unrecognized tax benefits and $2.1 million deferred tax recovery related to non-deductible intangible asset amortization.

(4)

Results for the year ended December 28, 2008 include $1.1 million stock-based compensation expense included in Cost of revenues; $11.2 million stock-based compensation expense included in Research and development expenses; $12.5 million stock based compensation expense included in Selling, general and administrative expenses; $11.8 million loss on investments, $4.3 million asset impairment and $0.4 million recovery on investments included in Gain (loss) on sale of investment securities and other; $5.6 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $8.2 million foreign exchange gain on foreign tax liabilities; $15.0 million gain on repurchase of senior convertible notes, net; and $70.0 million net income tax recovery including $98.0 million net adjustment to the accrual for unrecognized tax benefits, $22.1 million income tax provision relating to income from operating results, $8.2 million tax expense relating to foreign exchange translation of a foreign subsidiary, $3.0 million tax recovery based on completed tax filings and assessments, $3.1 million arrears interest relating to unrecognized tax benefits, $2.3 million tax provision relating to the tax effect on an intercompany dividend, $1.4 million deferred tax recovery related to the asset impairment related to the termination of a supplier contract, $2.0 million deferred tax recovery related to non-deductible intangible asset amortization, and $1.3 million deferred tax recovery related to the impairment of investment securities.

(5)	Results for the year ended December 30, 2007 include $1.7 million stock-based compensation expense included in Cost of revenues; $16.6 million stock-based compensation expense included in Research and development expenses; $17.1 million stock-based compensation expense and $2.2 million reversal of an accrual for payroll-related taxes, included in Selling, general and administrative expenses; $8.4 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $18.2 million foreign exchange loss on our income tax liability; and $16.8 million net income tax provision, including $22.4 million income tax provision relating to income from operating results, $13.1 million of interest relating to the liability for unrecognized tax benefits of prior years, $6.2 million tax recovery related to foreign exchange translation of a foreign subsidiary, $6.7 million tax recovery based on completed tax filings and assessments, $3.8 million recovery of future income taxes, and $2.0 million deferred tax recovery related to non-deductible intangible asset amortization.

Quarterly Comparisons

	Quarterly Data (in thousands except for per share data)
	Year Ended December 31, 2011				Year Ended December 26, 2010
	Fourth(1)	Third(2)	Second(3)	First(4)	Fourth(5)	Third(6)	Second(7)	First(8)
STATEMENT OF OPERATIONS DATA:
Net revenues	$152,553	$173,299	$171,018	$157,434	$159,252	$162,335	$160,669	$152,826
Cost of revenues	47,166	52,640	52,663	59,161	51,636	53,813	50,064	49,005
Gross profit	105,387	120,659	118,355	98,273	107,616	108,522	110,605	103,821
Research and development	56,517	59,669	56,421	54,499	51,574	50,180	43,646	42,067
Selling, general and administrative	27,045	29,981	29,366	32,209	30,969	25,567	25,196	22,385
Amortization of purchased intangible assets	11,099	11,031	11,031	11,021	7,396	5,884	6,816	9,836
Restructuring costs and other charges	—	—	—	—	81	66	—	256

Income from operations	10,726	19,978	21,537	544	17,596	26,825	34,947	29,277
Revaluation of liability for contingent consideration	—	29,376	—	—	—	—	—	—
Gain (loss) on sale of investment securities and other	286	222	167	170	4,057	220	(429)	130
Amortization of debt issue costs	(50)	(50)	(50)	(50)	(50)	(50)	(50)	(50)
Foreign exchange (loss) gain	(1,194)	3,635	(623)	(1,474)	(738)	(707)	74	(989)
Interest (expense) income, net	(295)	(477)	(571)	(924)	(1,170)	68	(25)	(121)
Gain on disposition of investment in Wintegra, Inc.	—	—	—	—	4,509	—	—	—
Recovery of (provision for) income taxes	18,892	(5,428)	(3,725)	(5,923)	(13,290)	(11,201)	(4,411)	(1,260)

Net income (loss)	$28,365	$47,256	$16,735	$(7,657)	$10,914	$15,155	$30,106	$26,987

Net income (loss) per share—basic	$0.12	$0.20	$0.07	$(0.03)	$0.05	$0.07	$0.13	$0.12
Net income (loss) per share—diluted	$0.12	$0.20	$0.07	$(0.03)	$0.05	$0.06	$0.13	$0.12
Shares used in per share calculation—basic	231,199	232,590	234,992	234,058	232,942	231,966	230,997	229,804
Shares used in per share calculation—diluted	232,028	233,647	237,506	234,058	236,277	234,292	234,925	233,653

(1)

Results include $0.2 million stock-based compensation expense included in Cost of revenues; $3 million stock-based compensation and $0.2 million acquisition-related costs included in Research and development expense; $3.5 million stock-based compensation expense, $0.8 million acquisition-related costs, and $0.6 million recovery of lease exit costs included in Selling, general and administrative; $0.5 million recovery of impairment on investment securities and other included in Gain (loss) on sale of investment securities and other; $1.4 million foreign loss on foreign tax liabilities, $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; $0.5 million recovery of impairment on investment securities and other, included in Interest (expense) income, net; $18.9 million recovery of income taxes, including $10.2 million income tax recovery for adjustment relating to prior periods, $2.5 million reduction of stock option related loss carry-forwards recognized in equity, $1.8 million recovery of arrears interest relating to unrecognized tax benefits, $1 million income tax recovery related to foreign tax credits, $0.6 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $0.4 million income tax recovery relating to intercompany transactions, and $2.4 million deferred tax recovery related to non-deductible intangible asset amortization.

(2)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $3 million stock-based compensation, $3.0 million asset impairment, and $0.1 million acquisition-related costs included in Research and development expense; $3.7 million stock-based compensation expense, and $0.5 million acquisition-related costs included in Selling, general and administrative; $3.2 million foreign exchange gain on foreign tax liabilities; $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, and $0.4 million accretion of liability for contingent consideration included in Interest (expense) income, net; and $5.4 million provision for income taxes, including $1.6 million income tax provision relating to inter-company transactions, $0.9 million income tax provision relating to income from operating results; $0.8 million net tax expense relating to foreign exchange translation of a foreign subsidiary, $1.9 million stock option related loss carry-forwards recognized in equity, $0.4 million arrears interest relating to unrecognized tax benefits, $0.2 million income tax recovery for adjustments relating to prior periods, and $0.1 million income tax provision related to stock-based compensation.

(3)	Results include $0.3 million stock-based compensation expense included in Cost of revenues; $2.9 million stock-based compensation expense and $0.1 million acquisition-related costs included in Research and development expense; $3.9 million stock-based compensation, and $1.1 million acquisition-related costs included in Selling and administrative expense; $0.3 million foreign exchange loss on foreign tax liabilities; $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, and $0.3 million accretion of liability for contingent consideration included in Interest (expense) income, net; and $3.7 million provision for income taxes including $1.6 million income tax provision relating to inter-company transactions, $1.2 million net tax expense relating to foreign exchange translation of a foreign subsidiary, $1 million income tax provision relating to income from operating results, $0.9 million reduction of stock option related loss carry-forwards recognized in equity, $0.6 million arrears interest relating to unrecognized tax benefits, $0.5 million income tax provision for adjustments relating to prior periods, and $0.3 million income tax recovery related to stock-based compensation.

(4)	Results include $0.2 million stock-based compensation expense and $9.0 million acquisition-related costs included in Cost of revenues; $2.7 million stock-based compensation expense and $0.2 million acquisition-related costs included in Research and development expense; $3.4 million stock-based compensation expense, $1.2 million acquisition-related costs and $3.4 million lease exit costs included in Selling, general and administrative expenses; $1 million foreign exchange loss on foreign tax liabilities; $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, $0.5 million accretion of liability for contingent consideration, and $0.3 million interest related to short-term loan, included in Interest (expense) income, net; and $5.9 million provision for income taxes including $2.2 million stock option related loss carry-forwards recognized in equity, $3.6 million income tax provision relating to inter-company transactions, $1.9 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $1.4 million income tax provision relating to income from operating results, and $0.6 million arrears interest relating to unrecognized tax benefits.

(5)

Results include $0.2 million stock-based compensation expense and $0.9 million acquisition related costs included in Cost of revenues; $2.3 million stock-based compensation expense included in Research and development expense; $3.1 million stock-based compensation expense and $4.7 million acquisition related costs included in Selling, general and administrative expense; $3.8 million recovery of impairment on investment securities included in Gain (loss) on investment securities and other; $0.5 million foreign exchange loss on foreign tax liabilities; $0.8 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; and $13.3 million net income tax provision, including $5.4 million stock option related loss carry-forwards recognized in equity, $2.5 million income tax provision relating to income from operating results, $2.9 million income tax provision for adjustments relating to prior periods, $1.9 million income tax provision relating to inter-company transactions, $1.6 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, and $2.2 million arrears interest relating to unrecognized tax benefits.

(6)	Results include $0.2 million stock-based compensation expense, and $0.1 million acquisition related costs included in Cost of revenues; $2.3 million stock-based compensation expense and $4.9 million asset impairment included in Research and development expense; $2.9 million stock-based compensation expense and $0.8 million acquisition related costs included in Selling, general and administrative expense; $0.3 million foreign exchange loss on foreign tax liabilities; $0.8 million non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; and $11.2 million net income tax provision, including $8 million stock option related loss carry-forwards recognized in equity, $2.6 million income tax provision adjustments relating to prior periods, $1.6 million income tax provision relating to income from operating results, $0.7 million income tax recovery relating to inter-company transactions, $0.6 million net tax recovery relating to the foreign exchange translation of a foreign subsidiary, $0.5 million arrears interest relating to unrecognized tax benefits, and $0.2 million tax recovery related to stock-based compensation.

(7)	Results include $0.2 million stock-based compensation and $0.1 million acquisition related costs included in Cost of revenues; $0.2 million stock-based compensation expense included in Research and development expense; $3.3 million stock-based compensation expense and $1.5 million acquisition related costs included in Selling, general and administrative expense; $0.8 million non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; and $4.4 million net income tax provision, including $2.1 million tax provision relating to inter-company transactions, $1.7 million income tax provision relating to income from operating results, $0.5 million arrears interest relating to unrecognized tax benefits, $0.3 million net tax expense relating to foreign exchange translation of a foreign subsidiary, and $0.2 million deferred tax recovery related to non-deductible intangible asset amortization.

(8)	Results include $0.2 million stock-based compensation included in Cost of revenues; $2.2 million stock-based compensation expense included in Research and development expense; $3 million stock-based compensation expense included in Selling, general and administrative; $1 million foreign exchange loss on foreign tax liabilities; $0.8 million non-cash interest expense for the accretion of the debt discount related to the senior convertible notes; and $1.3 million net income tax provision, including $2.1 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $2.0 million income tax provision relating to income from operating results, $1.5 million tax provision relating to inter-company transactions, $0.5 million arrears interest relating to unrecognized tax benefits, $0.5 million deferred tax recovery related to non-deductible intangible asset amortization, and $0.1 million tax provision relating to prior periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

OVERVIEW

PMC-Sierra is a semiconductor innovator transforming networks that connect, move and store digital content. We generate revenues from the sale of semiconductor solutions that we have designed and developed or acquired. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, 100% of our revenues in 2011 came from products developed or acquired in 2010 and earlier. After an individual product is released for production and announced it may take several years before that product generates any significant revenues.

Our current revenues are generated by a portfolio of approximately 640 products which we have designed and developed, or acquired.

PMC’s diverse product portfolio enables many different types of communications network infrastructure equipment in three market segments: Storage, Mobile and Optical networks.

1.	Our Storage products enable high-speed communication servers, switches and storage devices to store, manage and move large quantities of data securely;

2.	Our Mobile products are used in wireless base stations, mobile backhaul, and aggregation equipment; and

3.	Our Optical products are used in optical transport platforms, multi-services provisioning platforms, and edge routers where they gather, process and transmit disparate traffic to their next destination in the network.

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

We continue to see the convergence of networks and build-outs by service providers who need to handle increasing levels of data and video traffic, as well as reduce their net work operating costs. We are seeing growth in demand for our wireline and wireless access products, as well as our metro optical transport solutions.

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

We expect our microprocessor solutions to continue to ship into the laser printer market as well as the enterprise networking market.

RESULTS OF OPERATIONS

NET REVENUES

(in millions)	2011	Change	2010	Change	2009
Net revenues	$654.3	3%	$635.1	28%	$496.1

Overall net revenues for 2011 increased by $19.2 million, or 3% compared to net revenues for 2010. On a year over year basis, net revenues generated from our product offerings in Storage, Mobile and Optical increased (decreased) by 11%, 34% and (23%), respectively.

Storage represented 60% of our net revenues in 2011 compared to 55% of our net revenues in 2010. Storage net revenues increased by 11% in 2011 compared to 2010. This increase was primarily due to higher volumes of our SAS devices shipped with the continued production ramp of our 6G SAS products and as customers continue to migrate from 3G to 6G platforms. Also, in 2011, we had a full year of revenues from our Channel Storage business that we purchased from Adaptec mid-year in 2010. These increases were partially offset by declines in volumes of our Fibre Channel and laser printer products in 2011, compared to 2010.

Mobile represented 15% of our net revenues in 2011 compared to 12% of our net revenues in 2010. Mobile net revenues increased by 34% in 2011 compared to 2010. This increase was mainly due to our acquisition of Wintegra in November 2010 and was partially offset by a decline in volumes of our legacy wireless products.

Optical represented 25% of our net revenues in 2011 compared to 33% of our net revenues in 2010. Optical net revenues decreased by 23% in 2011 compared to 2010. This was reflective of end market weakness during 2011 in the areas of metro and access as Asia customers worked through existing inventories and OEM customers built out their networks at lower rates than in the same period in 2010. We also experienced a reduction of sales volumes from legacy SONET, ATM and microprocessor products compared to 2010. This decrease was partially offset by growth in OTN sales volumes.

Overall net revenues for 2010 increased $139.0 million, or 28% compared to net revenues for 2009, primarily due to higher sales volume, including volume attributable to two acquisitions the Company completed during the year. The acquisitions of the Channel Storage business from Adaptec, and Wintegra, completed in 2010 generated additional net revenues of $40.2 million compared to 2009.

Storage represented 55% of our net revenues in 2010 compared to 47% of our net revenues in 2009. Storage net revenues increased by 51% in 2010 compared to 2009. We experienced broad-based market recovery in 2010 and a corresponding positive enterprise and corporate information technology spending environment. The increase in net revenues from our enterprise storage products was mainly driven by higher demand for our 4Gbps and 8Gbps Fibre Channel products, and continued deployment of 3G and 6G SAS platforms. In addition, we shipped more of our 6Gbps SAS RAID-on-Chip product, which started shipping in production volumes in the second quarter of 2009. Also, in 2010, we had additional revenues from our Channel Storage business that we purchased from Adaptec mid-year in 2010.

Mobile represented 12% of our net revenues in 2010 compared to 10% of our net revenues in 2009. Mobile net revenues increased by 44% in 2010 compared 2009. The increase was due primarily to increased demand from our Chinese OEM customers related to the communications networking infrastructure build out in those market segments, and from our acquisition of Wintegra in November 2010.

Optical represented 33% of our net revenues in 2010 compared to 43% of our net revenues in 2009. Net revenues contributed by the Optical products were similar in 2009 and 2010.

GROSS PROFIT

(in millions)	2011	Change	2010	Change	2009
Gross profit	$442.7	3%	$430.6	30%	$330.9
Percentage of net revenues	68%		68%		67%

Gross profit for 2011 increased by $12.1 million over 2010. Gross profit as a percentage of net revenues was 68% in 2011 and 2010. During 2011, we recognized $9 million of fair value adjustments related to inventory acquired from Wintegra in November 2010 and sold during the first three months of 2011. As a result, gross profit as a percentage of net revenues for 2011 would have been 69% had it not been for this item. Other than the effect of purchase accounting for Wintegra as noted above, the underlying increase in gross profit is primarily due to product mix.

Gross profit for 2010 increased by $99.7 million over 2009. Gross profit as a percentage of net revenues was 68% in 2010 and 67% in 2009. The 1% increase in gross profit was attributable to product mix, applying fixed costs over higher sales volumes and having customer funded ASIC mask sets at zero margin during 2009, which we did not have in 2010.

OTHER COSTS AND EXPENSES

(in millions)	2011	Change	2010	Change	2009
Research and development	$227.1	21%	$187.5	26%	$149.2
Percentage of net revenues	35%		30%		30%

Selling, general and administrative	$118.6	14%	$104.1	23%	$84.9
Percentage of net revenues	18%		16%		17%

Amortization of purchased intangible assets	$44.2	48%	$29.9	(24)%	$39.3
Percentage of net revenues	7%		5%		8%

Restructuring costs and other charges	$—	(100)%	$0.4	(56)%	$0.9
Percentage of net revenues	—%		—%		—%

Research and Development Expenses

Our research and development (“R&D”) expenses were $227.1 million in 2011. This was $39.6 million or 21% higher compared to 2010. Payroll costs increased by $27.5 million due primarily to the completion of planned hiring and other payroll related costs from our acquisitions of the Channel Storage business and Wintegra in 2010. Office and facilities related costs also increased by $3.7 million including as a result of our acquisitions of the Channel Storage business and Wintegra in 2010. Also, there was an increase of $8.4 million in R&D expense due to higher tape-out and other project-related costs.

Our R&D expenses were $187.5 million in 2010. This was $38.3 million or 26% higher compared to 2009. Payroll costs increased by $19.6 million due primarily to the completion of planned hiring and other payroll related costs from our acquisitions of the Channel Storage business and Wintegra in 2010. Also, R&D expenses were higher due to an asset impairment of $4.9 million based on a determination that certain intangible assets were made redundant by assets acquired with our purchase of the Channel Storage business from Adaptec. Office and facilities related costs also increased by $3 million including as a result of our acquisitions of the Channel Storage business and Wintegra in 2010. Other R&D related costs were higher by $10.8 million mainly due to higher tape-out activity in 2010 compared to 2009.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses increased by $14.5 million in 2011, or 14% compared to 2010. The increase is primarily due to payroll-related costs, including from our acquisitions of the Channel Storage business and Wintegra in 2010. In addition, we recognized lease exit costs of $2.8 million in 2011.

In 2010, our SG&A expenses increased by $19.2 million, or 23% compared to 2009. $15.2 million of this increase resulted from the two acquisitions completed during 2010, including $6.9 million in acquisition-related costs. The remainder of the increase relates to the completion of planned hiring and other payroll related costs.

Amortization of Purchased Intangible Assets

Amortization expense for acquired intangible increased by $14.3 million, or 48% in 2011 compared to 2010. This increase was the result of increased amortization related to the intangible assets identified in the purchase price allocation for our acquisitions of the Channel Storage business from Adaptec, and Wintegra, in the amount of $1.1 million and $20 million, respectively. This increase was partially offset by a $6.8 million decrease resulting from intangibles related to the acquisition of Passave, Inc. becoming fully amortized early in the second quarter of 2010.

In 2010 amortization expense for acquired intangible assets decreased by $9.4 million, or 24% compared to 2009. The decrease was the result of intangibles related to the acquisition of Passave, Inc. becoming fully amortized early in the second quarter of 2010. Amortization expense for 2010 does include $2.4 million and $1.8 million of partial year amortization related to the intangible assets identified in the purchase price allocation for our acquisitions of the Channel Storage business from Adaptec and Wintegra, respectively.

Restructuring Costs and Other Charges

We incurred restructuring costs and other charges in 2011, 2010 and 2009 of $nil, $0.4 million and $0.9 million, respectively. All past restructuring plans were complete as at December 31, 2011.

For details on restructuring plans, please see within Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 6. Supplemental Financial Information.

OTHER INCOME AND EXPENSES

($ in millions)	2011	Change	2010	Change	2009
Revaluation of liability for contingent consideration	$29.4	100%	$—	—%	$—
Gain (loss) on investment securities and other	$0.8	(80)%	$4.0	1,100%	$(0.4)
Amortization of debt issue costs	$(0.2)	—%	$(0.2)	—%	$(0.2)
Foreign exchange gain (loss)	$0.3	113%	$(2.4)	—%	$(2.4)

Interest expense, net	$(2.3)	(92)%	$(1.2)	52%	$(2.5)

Gain on investment in Wintegra	$—	(100)%	$4.5	100%	$—
Recovery of (provision for) income taxes	$3.8	113%	$(30.2)	(619)%	$(4.2)

Revaluation of liability for contingent consideration

During 2011, we recognized a revaluation of liability for contingent consideration related to our acquisition of Wintegra. We recognized a fair value adjustment relating to the liability based on the updated assessment during the third quarter of 2011 of Wintegra’s 2011 revenues, which were below earn-out levels due to delayed platform deployment from key suppliers in China and Europe. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 11. Commitments and Contingencies.

Gain (loss) on investment securities and other

In 2011, 2010 and 2009, we realized gain (loss) on sale of investment securities and other of $0.8 million, $4.0 million and $(0.4) million, respectively, as follows:

1.	In 2011 and 2010, we recognized gains from the revaluation of our investments in the Reserve Funds of $0.2 million and $3.8 million, respectively based on distributions received from the Reserve Funds. There were no such gains or losses related to the Reserve Funds in 2009. See Critical Accounting Policies and Estimates—Investments in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities;

2.	We recorded a $0.5 million loss on subleased facilities during 2009. There was no loss on subleased facilities in 2011 and 2010; and

3.	The remainder of the balances relate to the disposition of investment securities.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.2 million, $0.2 million, and $0.2 million for 2011, 2010, and 2009, respectively.

Foreign exchange gain (loss)

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian dollar relative to the United States dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

Our net foreign exchange gain was $0.3 million in 2011, and we recorded a net foreign exchange loss of $2.4 million in each of 2010 and 2009, which was primarily due to foreign exchange gain (loss) on the revaluation of our net foreign tax liability. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk). The foreign exchange rate between the United States dollar and the currencies of countries where we have significant tax liabilities appreciated 2% during 2011, depreciated 4% during 2010, and depreciated 14% during 2009.

Interest expense, net

Our net interest expense for 2011, 2010, and 2009 was $2.3 million, $1.2 million, and $2.5 million, respectively.

In 2011, the increase in net interest expense of $1.1 million, compared to 2010 was due to lower investment yields and lower cash balances. In addition, we recognized $1.2 million of interest expense related to the accretion of the liability for contingent consideration in 2011, which was offset by the decline of $0.8 million interest on our short-term loan related to our acquisition of Wintegra in 2011 compared to 2010.

In 2010, the decrease in net interest expense of $1.3 million, compared to 2009, was due to an increase of $2.3 million in investment yields and higher cash balances, offset by $1.0 million interest expense on our short-term loan related to our acquisition of Wintegra.

Gain on investment in Wintegra, Inc.

On November 18, 2010 we acquired Wintegra. Prior to the acquisition date, we owned 2.6% of the outstanding shares in Wintegra. Upon acquiring the remaining equity interests of Wintegra, we recorded a gain on the step-acquisition on this pre-existing investment of $4.5 million.

Recovery of (provision for) Income Taxes

See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 15. Income Taxes.

BUSINESS OUTLOOK

We expect our revenues for the first quarter of 2012 to be approximately $130 million to $136 million. A number of factors such as volatile macroeconomic conditions could impact the achievement of our revenue outlook.

We anticipate our first quarter 2012 gross margin percentage to be in the range of 67.4%-68.4%, which includes approximately $0.2 million stock-based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our first quarter 2012 research and development and selling, general and administrative expenses to be approximately $95.2 million and $97.2 million, respectively, including, stock-based compensation expense of approximately $6 million to $7 million, and amortization of purchased intangible assets related to our past acquisitions of $11.2 million.

We anticipate that net interest expense will be approximately $0.4 million in the first quarter of 2012 as interest income earned from our cash position will be offset by interest expense incurred on our outstanding senior convertible notes.

The GAAP provision for income taxes is not available on a forward looking basis without unreasonable effort.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash from operations, our short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repurchase and repay our loans and notes, and finance working capital. The combination of cash, cash equivalents, short-term investments and long-term investment securities at December 31, 2011, December 26, 2010 and December 27, 2009 totaled $513.6 million, $583.5 million and $453.4 million, respectively.

In November 2010, we obtained a short-term loan to facilitate the acquisition of Wintegra, the balance of which was $181.0 million as of December 26, 2010. We fully repaid this loan in January 2011.

At both December 31, 2011 and December 26, 2010, we had senior convertible notes with a total face value of $68.3 million outstanding. The Company may redeem all or a portion of the notes at par on and after October 20, 2012. The noteholders may require that the Company repurchase all or a portion of the notes on October 15, 2012. The Company believes it has adequate liquidity to discharge this liability should it be required in 2012.

In the future, we expect our cash on hand and cash generated from operations, together with our short-term investments, and long-term investment securities, to be our primary sources of liquidity.

The composition of our cash, cash equivalents and short-term investments and long-term investment securities, as classified in our Consolidated Balance Sheet at December 31, 2011 and at December 26, 2010 were as follows:

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$127,983	$—	$—	$127,983
Money market funds	54,588	—	—	54,588

Total cash and cash equivalents	182,571	—	—	182,571

Short-term investments:
Corporate bonds and notes	85,127	2,449	(34)	87,542
US Treasury and Government Agency notes	10,009	203	—	10,212
Foreign Government and Agency notes	6,540	97	—	6,637

Total short-term investments	101,676	2,749	(34)	104,391

Long-term investment securities:
Corporate bonds and notes	166,741	688	(449)	166,980
US Treasury and Government Agency notes	52,054	123	(39)	52,138
Foreign Government and Agency notes	5,713	39	—	5,752
US States and Municipal securities	1,720	29	—	1,749

Total long-term investment securities	226,228	879	(488)	226,619

Total	$510,475	$3,628	$(522)	$513,581

*	Gross unrealized gains include accrued interest on investments of $2.4 million. The remainder of the gross unrealized gains and losses is included in the Consolidated Balance Sheet as Other comprehensive income.

	December 26, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$52,125	$—	$—	$52,125
Corporate bonds and notes	30,321	—	—	30,321
US treasury and government agency notes	75,346	—	—	75,346
Money market funds	125,940	21	—	125,961
Foreign government and agency notes	802	—	—	802
US states and municipal securities	8,800	—	—	8,800

Total cash and cash equivalents	293,334	21	—	293,355

Short-term investments:
Corporate bonds and notes	36,139	2,483	(1)	38,621
US Treasury and Government Agency notes	1,193	261	—	1,454
Foreign Government and Agency notes	7,435	279	—	7,714
US States and Municipal securities	6,940	72	—	7,012

Total short-term investments	51,707	3,095	(1)	54,801

Long-term investment securities:
Corporate bonds and notes	169,590	1,338	(367)	170,561
US Treasury and Government Agency notes	47,877	188	(198)	47,867

	December 26, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Foreign Government and Agency notes	15,065	158	—	15,223
US States and Municipal securities	1,720	—	(2)	1,718

Total long-term investment securities	234,252	1,684	(567)	235,369

Total	$579,293	$4,800	$(568)	$583,525

*	Gross unrealized gains include accrued interest on investments of $2.7 million. The remainder of the gross unrealized gains and losses is included in the Consolidated Balance Sheet as Other comprehensive income.

The investments in the Reserve Funds, classified as cash and cash equivalents on the Consolidated Balance Sheet were recorded at a value of $nil at December 31, 2011 (2010—$22.4 million) and relate to shares of the International Fund and the Primary Fund. In 2011, we received $22.6 million from the International Fund and its liquidation was completed. The Primary Fund continues to be in the process of liquidation. We continue to hold shares of the Reserve Primary Fund with an original cost of $0.6 million, which are valued at $nil on the Consolidated Balance Sheet. See Critical Accounting Policies and Estimates under the Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities.

OPERATING ACTIVITIES

Net revenues in 2011 grew by 3% compared to 2010 from $635.1 million to $654.3 million. Net income in 2011 of $84.7 million was slightly higher than the $83.2 million in 2010. While the cash generation in both years was strong, $160.8 million and $183.3 million for 2011 and 2010, respectively, the net decrease of $22.5 million in cash from operations results mainly from additional R&D investment for specific projects in 2011 and the full year effect of our 2010 acquisitions. In addition, the year-over-year net change in working capital items resulted in $27.3 million of cash used. The primary working capital items driving this net change were:

1.	$20 million net increase in use of cash related to accounts payable and accrued liabilities, including for the settlement of 2010 liabilities assumed on our acquisition of Wintegra; and

2.	$13.1 million net increase in use of cash related to income taxes;

Partially offset by:

3.	other working capital changes, including $11.3 million greater net cash generated from accounts receivable with a slight decline in fourth quarter net revenues on a year-over-year basis.

INVESTING ACTIVITIES

Cash used for investing activities was significantly higher in 2010 compared to 2011, with our acquisitions of Wintegra and the Channel Storage business of Adaptec. In 2010, we used $200 million to acquire Wintegra and $34.3 million to acquire the Channel Storage Business from Adaptec.

Cash balances were lower due to repaying $180 million of our short term loan borrowed in connection with our acquisition of Wintegra.

FINANCING ACTIVITIES

During 2011 we used $40 million of cash to repurchase 6.1 million shares of our common stock. We also received $16.8 million from issuances of common stock.

In connection with the acquisition of Wintegra, we borrowed $220 million in 2010, $40 million of which was repaid in 2010. The remainder was repaid in January 2011.

CONTRACTUAL OBLIGATIONS:

At December 31, 2011, we had the following contractual obligations:

	Payments due in
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations:
Minimum Rental Payments	$51,887	$8,612	$16,330	$12,971	$13,974
Estimated Operating Cost Payments	15,028	2,918	5,057	4,055	2,998
Senior Convertible Notes(1):
Principal Repayment	68,340	—	—	—	68,340
Interest Payments	21,527	1,538	3,075	3,075	13,839
Purchase and other Obligations(2)	15,082	13,780	1,302	—	—

Total	$171,864	$26,848	$25,764	$20,101	$99,151

(1)	See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 10. Senior Convertible Notes for further details.

(2)	Included in the purchase commitments above is $15.1 million in design software tools, which will be paid between 2012 and 2014. This amount includes $1.3 million classified as long-term obligations in our Consolidated Balance Sheet for the year ended December 31, 2011. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above. We estimate these other commitments to be approximately $38.9 million at January 9, 2012 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We expect to spend approximately $37 million in 2012 for capital expenditures including purchases of intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will be sufficient to satisfy our projected operating, working capital, capital expenditure, purchase obligations and debt obligations through the next twelve months.

In addition to the amounts shown in the table above, we have recorded a $63.7 million liability for unrecognized tax benefits as of December 31, 2011, and we are uncertain as to if or when such amounts may be realized.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011, we had no material off-balance sheet financing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), provide common definitions of fair value and common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change some fair value measurement principles and disclosure requirements. We will adopt this amendment effective the first quarter of fiscal 2012. The adoption of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We will adopt this amendment effective the first quarter of fiscal 2012. The adoption of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. This ASU provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If this qualitative criteria is not met, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step quantitative goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of this test. This guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

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

Valuation of Goodwill and Intangible Assets

Purchase price allocations for business acquisitions often require significant judgments, particularly with regards to the determination of value for identifiable assets, liabilities and goodwill. Often third party specialists are used to assist in areas of valuation requiring complex estimation.

We assess long-lived assets for possible impairment in the fourth quarter, or when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we may consider when determining when to conduct an impairment test include: (i) any declines in our forecasted operating results; (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock; (iii) a further significant slowdown in the worldwide economy or the semiconductor industry; or (iv) any failure to meet the performance projections included in our forecasts of future operating results.

We perform a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds the carrying value and 2) the amount of an impairment loss, if any.

To determine whether impairment exists for long-lived intangible assets, other than goodwill, we first compare the undiscounted cash flows of the assets to their carrying value. If the asset’s carrying value exceeds its estimated undiscounted cash flows, we would write the asset to its estimated fair value based on expected discounted cash flows.

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

There was no impairment to goodwill or intangible assets in 2011, except for the asset impairment of $3.6 million related to the write down of certain purchased intellectual property that is no longer expected to be leveraged due to changes in research and development project initiatives. The carrying value of these assets was no longer recoverable based on expected future cash flows associated with these assets. Accordingly, the carrying value was written down to zero. This impairment charge was included in the consolidated statement of operations in research and development expenses.

Changes in the estimated fair values of intangible assets in the future could result in significant impairment charges or changes to our expected amortization.

The aggregation of operating segments into one reportable segment requires the management to evaluate whether there are similar expected long-term economic characteristics for each operating segment, and is an area of significant judgment. If the expected long-term economic characteristics were to become dissimilar, then we could be required to re-evaluate the number of reportable segments.

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

Income Taxes

PMC has operations in several tax jurisdictions, which subjects us to multiple tax rates that impact our overall effective tax rate. We use estimates and assumptions in allocating income to each tax jurisdiction. Certain foreign jurisdictions have granted economic incentives, which are subject to meeting certain criteria including levels of employment and investment. Accordingly, material changes in business activity that we conduct in foreign jurisdictions or failure to meet the aforementioned criteria could impact our effective tax rates.

We have recorded income tax liabilities based on our interpretation of tax regulations for the countries in which we operate. We believe that the tax return positions we have taken are fully supportable. However, our estimates are subject to review and assessment by the local tax authorities. Our tax expense and related reserve for unrecognized tax benefits reflect amounts that we believe will be adequate if challenged or subject to income tax assessment. Management uses judgment and estimates in determining tax expense for these challenges in accordance with guidance for accounting for uncertainty in income taxes. Currently, our reserve for uncertain tax positions is attributable primarily to uncertainties related to allocation of income among different jurisdictions.

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

Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities

Our cash equivalents, short-term investments and long-term investment securities are comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”)-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes and corporate bonds and notes with minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent at the date of purchase. At December 31, 2011, these securities had an estimated fair value of $385.6 million. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 7. Investment Securities for details.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements.

Cash, Cash Equivalents, Short-term Investments and Long-term Investment Securities

We regularly maintain a portfolio of short and long-term investments comprised of various types of money market funds, United States Treasury and Government Agency notes, FDIC-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes and corporate bonds and notes. Our investments are made in accordance with an investment policy approved by our Board of Directors. All investments have maturities of 36 months or less. To minimize credit risk, we diversify our investments and select minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s or equivalent at the time of purchase. We classify these securities as available-for-sale and they are carried at fair market value. Our corporate policies prevent us from holding material amounts of asset-backed commercial paper.

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

A 1% shift in interest rates would impact our annual pre-tax income by approximately $4.6 million.

Senior Convertible Notes:

At December 31, 2011, a principal amount of $68.3 million of these Notes remained outstanding and $0.2 million of unamortized debt issue costs were included in Investments and Other Assets.

Because we pay fixed interest coupons on these Notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of the senior convertible Notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

Our Notes are not listed on any exchange or included in any automated quotation system but are registered for resale under the Securities Act of 1933. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 10. Senior Convertible Notes for further details.

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

As at December 31, 2011, we had 185 currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $73.1 million and the contracts had a fair value of $1.8 million loss.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates. A 5% shift in the foreign exchange rates between U.S. dollar and the Canadian dollar would impact pre-tax income by approximately $2.9 million.

Other Investments

From time-to-time, our other investments include strategic investments in privately held companies that are carried on our balance sheet at cost, net of write-downs for other than temporary declines in market value. These investments are inherently risky, as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages. The market for the technologies or products that they have under development is typically in the early stages, and may never materialize. We could lose our entire investment in these companies and partnerships or may incur an additional expense if we determine that the value of these assets has been impaired.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and December 26, 2010 and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years in the three year period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PMC-Sierra, Inc. and subsidiaries as of December 31, 2011 and December 26, 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Vancouver, Canada
February 28, 2012

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2011	December 26, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$182,571	$293,355
Short-term investments	104,391	54,801
Accounts receivable, net of allowance for doubtful accounts of $1,952 (2010—$1,888)	59,213	69,263
Inventories, net	39,911	51,133
Prepaid expenses and other current assets	23,411	21,559
Income taxes receivable	8,027	4,554
Deferred tax assets	30,725	12,162

Total current assets	448,249	506,827
Investment securities	226,619	235,369
Investments and other assets	2,431	15,832
Prepaid expenses	16,901	22,987
Property and equipment, net	25,364	18,367
Goodwill	520,899	523,712
Intangible assets, net	158,482	202,265
Deferred tax assets	494	1,187

	$1,399,439	$1,526,546

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$38,340	$32,048
Accrued liabilities	66,139	78,170
Liability for unrecognized tax benefits	46,394	40,300
Deferred income taxes	2,450	2,823
Deferred income	16,024	18,231
2.25% senior convertible notes due October 15, 2025, net	65,122	—
Short-term loan	—	180,991

Total current liabilities	234,469	352,563
2.25% senior convertible notes due October 15, 2025, net	—	61,605
Liability for contingent consideration	—	28,194
Long-term obligations	1,284	8,940
Deferred income taxes	40,663	36,549
Liability for unrecognized tax benefits	17,323	17,908
PMC special shares convertible into 1,029 (2010—1,370) shares of common stock	1,228	1,716
Contingencies (Note 11. Commitments and Contingencies)

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 230,233 shares issued and outstanding (2010—232,008)	230	252
Additional paid in capital	1,594,437	1,575,949
Accumulated other comprehensive (loss) income	(1,146)	2,072
Accumulated deficit	(489,049)	(559,202)

Total stockholders’ equity	1,104,472	1,019,071

	$1,399,439	$1,526,546

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 31, 2011	December 26, 2010	December 27, 2009
Net revenues	$654,304	$635,082	$496,139
Cost of revenues	211,630	204,518	165,231

Gross profit	442,674	430,564	330,908

Other costs and expenses:
Research and development	227,106	187,467	149,184
Selling, general and administrative	118,601	104,117	84,942
Amortization of purchased intangible assets	44,182	29,932	39,344
Restructuring costs and other charges	—	403	888

Income from operations	52,785	108,645	56,550

Other income (expense):
Revaluation of liability for contingent consideration	29,376	—	—
Gain (loss) on investment securities and other	845	3,978	(367)
Amortization of debt issue costs	(200)	(200)	(200)
Foreign exchange gain (loss)	344	(2,360)	(2,371)
Interest expense, net	(2,267)	(1,248)	(2,511)
Gain on investment in Wintegra, Inc.	—	4,509	—

Income before provision for income taxes	80,883	113,324	51,101
Recovery of (provision for) income taxes	3,816	(30,162)	(4,224)

Net income	$84,699	$83,162	$46,877

Net income per common share—basic	$0.36	$0.36	$0.21
Net income per common share—diluted	$0.36	$0.35	$0.20
Shares used in per share calculation—basic	233,210	231,427	226,225
Shares used in per share calculation—diluted	235,184	234,787	229,567

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31, 2011	December 26, 2010	December 27, 2009
Cash flows from operating activities:
Net income	$84,699	$83,162	$46,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,544	48,147	56,577
Stock-based compensation	27,055	21,935	21,396
Unrealized foreign exchange (gain) loss, net	(43)	2,011	2,542
Net amortization of premiums/discounts and accrued interest on investments	4,520	5,484	(359)
Accrued interest on short-term loan	589	991	—
Gain on investment securities and other	(671)	(3,979)	538
Asset impairment	3,589	4,882	—
Gain on investment in Wintegra, Inc.	—	(4,509)	—
Revaluation of liability for contingent consideration	(29,376)	—	—
Changes in operating assets and liabilities:
Accounts receivable	10,177	(1,088)	(10,554)
Inventories	2,210	(4,730)	2,723
Prepaid expenses and other current assets	2,824	8,587	1,132
Accounts payable and accrued liabilities	(9,447)	10,551	(2,531)
Deferred income taxes and income taxes payable	(4,044)	9,040	4,147
Accrued restructuring costs	(1,609)	(2,396)	(2,029)
Deferred income	(2,202)	5,239	1,298

Net cash provided by operating activities	160,815	183,327	121,757

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,669)	(234,035)	—
Purchases of property and equipment	(12,702)	(11,340)	(6,184)
Purchases of intangible assets	(6,116)	(5,678)	(1,590)
Redemption of short-term investments	—	4,574	186,443
Disposals of investment securities	159,523	222,261	59,298
Purchases of investment securities	(205,903)	(347,585)	(295,365)
Reclassification of short-term investments and long-term investment securities	—	90,266	—

Net cash used in investing activities	(66,867)	(281,537)	(57,398)

Cash flows from financing activities:
Proceeds from short-term loan	—	220,000	—
Repayment of short-term loan	(180,991)	(40,000)	—
Proceeds from issuance of common stock	16,764	18,595	28,293
Repurchases of common stock	(39,999)	—	—

Net cash (used in) provided by financing activities	(204,226)	198,595	28,293

Effect of exchange rate changes on cash and cash equivalents	(506)	129	2,350
Net (decrease) increase in cash and cash equivalents	(110,784)	100,514	95,002
Cash and cash equivalents, beginning of year	293,355	192,841	97,839

Cash and cash equivalents, end of year	$182,571	$293,355	$192,841

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,538	$2,434	$1,538
Cash paid (refund received) for income taxes, net	379	16,686	(4,231)
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	488	286	652

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income (net of tax)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 28, 2008	221,335	$241	1,471,476	$(3,218)	$(689,241)	$779,258
Net income	—	—	—	—	46,877	46,877
Other comprehensive income:
Change in fair value of derivatives, net of tax of $1,647	—	—	—	3,766	—	3,766
Change in fair values of investment securities, net of tax of $264	—	—	—	616	—	616

Comprehensive income						51,259

Conversion of special shares into common shares	474	1	651	—	—	652
Issuance of common stock under stock benefit plans	5,846	5	27,951	—	—	27,956
Stock-based compensation expense	—	—	21,398	—	—	21,398

Balances at December 27, 2009	227,655	247	1,521,476	1,164	(642,364)	$880,523
Net income	—	—	—	—	83,162	83,162
Other comprehensive income:
Change in fair value of derivatives, net of tax of $138	—	—	—	451	—	451
Change in fair values of investment securities, net of tax of $164	—	—	—	457	—	457

Comprehensive income						84,070

Conversion of special shares into common shares	200	1	285	—	—	286
Issuance of common stock under stock benefit plans	4,153	4	17,763	—	—	17,767
Stock-based compensation expense	—	—	23,018	—	—	23,018
Benefit of stock option related loss carry-forwards	—	—	13,407	—	—	13,407

Balances at December 26, 2010	232,008	252	1,575,949	2,072	(559,202)	1,019,071
Net income	—	—	—	—	84,699	84,699
Other comprehensive income:
Change in fair value of derivatives, net of tax of $619	—	—	—	(2,688)	—	(2,688)
Change in fair values of investment securities, net of tax of $211	—	—	—	(530)	—	(530)

Comprehensive income						81,481

Conversion of special shares into common shares	341	—	488	—	—	488
Issuance of common stock under stock benefit plans	3,968	(16)	15,772	—	—	15,756
Stock-based compensation expense	—	—	27,055	—	—	27,055
Benefit of stock option related loss carry-forwards	—	—	620	—	—	620
Repurchases of common stock	(6,084)	(6)	(25,447)	—	(14,546)	(39,999)

Balances at December 31, 2011	230,233	$230	$1,594,437	$(1,146)	$(489,049)	$1,104,472

See notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. PMC-Sierra, Inc (the “Company” or “PMC”) is a semiconductor innovator transforming networks that connect, move and store digital content. Building on a track record of technology leadership, the Company is driving innovation across storage, optical and mobile networks. PMC’s highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

Basis of presentation. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). The Company’s 2011 fiscal year consisted of 53 weeks and fiscal years 2010, and 2009 consisted of 52 weeks and ended on the last Sunday in December. The Company’s reporting currency is the U.S. dollar. The accompanying consolidated financial statements include the accounts of PMC-Sierra, Inc. and any of its subsidiaries. As at December 31, 2011 and December 26, 2010, all subsidiaries included in these consolidated financial statements were wholly owned by PMC. All inter-company accounts and transactions have been eliminated.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the valuation of investments, accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, sales returns, warranty costs, income taxes including uncertain tax positions, restructuring costs, assumptions used to measure the fair value of the debt component of our senior convertible notes, accounting for employee benefit plans, and contingencies (see Note 11. Commitments and Contingencies). Actual results could differ materially from these estimates.

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

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds the carrying value and 2) the amount of an impairment loss, if any. The Company completed this process in December 2011, 2010 and 2009, and determined that there were no impairments of goodwill.

Intangible assets, net. Intangible assets, net, consist of intangible assets acquired through business combinations, which are amortized over their estimated useful lives ranging from less than 1 year to ten years or have indefinite lives, and purchased technology assets that are amortized over their economic lives, which are normally three years.

Impairment of long-lived assets. The Company reviews its long-lived assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability of these assets, other than for goodwill separately described above, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset determined through discounted cash flows. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset.

During 2011, the Company recognized an asset impairment of $3.6 million related to certain purchased intellectual property that was no longer expected to be leveraged due to adjustments in research and development project initiatives. During 2010, the Company recognized an asset impairment of $4.9 million based on a determination made in the period that certain intangible assets were made redundant by assets acquired with our purchase of the Channel Storage business from Adaptec. Accordingly, the carrying values were written down to zero. These impairment charges were included in the Consolidated Statements of Operations in Research and development expense in the respective periods.

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

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may significantly impact PMC’s net income (loss) and cash flows. The Company periodically hedges forecasted foreign currency transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net income (loss) when the hedged item affects net (loss) income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the years ended December 31, 2011, December 26, 2010 and December 27, 2009, all hedges were designated as cash flow hedges.

Fair value of financial instruments. The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies as prescribed under GAAP, for example the Company used the income approach to value certain investment securities. See Note 7. Investment Securities. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Our 2.25% senior convertible notes are not listed on any securities exchange or included in any automated quotation system, but have been traded over the counter on the Portal Market or under Rule 144 of the Securities Act of 1933. The exchange prices from these trades are not always available to us and may not be reliable. Trades under the Portal Market do not reflect all trades of the securities and the figures recorded are not independently verified. The Company has incorporated independent market quotes in estimating the fair value of the debt to be $67.9 million, or $99.38 per $100 face value as of December 31, 2011.

As of and for the year ended December 31, 2011, the use of derivative financial instruments was not material to the results of operations or the Company’s financial position (see “Derivatives and Hedging Activities” in this Note).

Concentrations. The Company maintains its cash, cash equivalents, short-term investments, and long-term investment securities in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 31, 2011, there was one distributor that accounted for 21% of accounts receivables, and two other customers that each accounted for 16% and 11% of accounts receivables, respectively. At December 26, 2010, there was one distributor and one other customer that accounted for 18% and 11% of accounts receivables, respectively. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company’s credit evaluation process, relatively short collection periods and the geographical dispersion of the Company’s sales. The Company generally does not require collateral security for outstanding amounts.

The Company relies on a limited number of suppliers for wafer fabrication capacity. In 2011 and 2010, there were three outside wafer foundries that supplied more than 95% of our semiconductor wafer requirements.

Revenue recognition. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. PMC generates revenues from sales made both directly to customers and through distributors.

The Company recognizes revenues on goods shipped directly to customers at the time of shipping, as that is when title passes and all revenue recognition criteria specified above are met.

The Company defers revenues and costs relating to sales to distributors if it grants more than limited rights of return or price credits, such that the level of returns and credits issuable at the time the goods are shipped cannot be reasonably estimated. In these cases, revenue is recognized upon the distributor remitting product resale quantity, price and customer shipment information, as well as confirming period end inventory on hand. The deferred income on shipments to distributors that will ultimately be recognized in the Company’s consolidated statement of operations will be different than the amount shown on the consolidated balance sheet, due to actual price adjustments issued to the distributors when the product is sold to their customers. The Company does not believe that there is any significant exposure related to deferred income based on historical experience and business terms in place.

In cases where agreements with distributors grant only limited rights of return or price credits such that the level of returns or credits issuable at the time the goods are shipped can be reasonably estimated, the Company recognizes revenue at the time of shipment to the distributor.

The Company also maintains inventory or hubbing arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third-party warehouse based upon the customers’ projected needs, but do not recognize revenue unless and until the customer reports that it has removed our product from the warehouse and taken title and risk of loss.

In all cases, sales are recorded, net of estimated returns.

Research and development expenses. The Company expenses research and development (“R&D”) costs as incurred. R&D costs include payroll and related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs. Intellectual property (“IP”) purchased from third parties is capitalized and amortized over the expected useful life of the IP. For the years ended December 31, 2011, December 26, 2010, and December 27, 2009, research and development expenses were $227.1 million, $187.5 million, and $149.2 million, respectively.

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

During 2011, the Company recognized $27.1 million in stock-based compensation expense or $0.12 per share. No domestic tax benefits were attributed to the tax timing differences arising from stock-based compensation expense because a full valuation allowance was maintained for all domestic deferred tax assets.

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

See Note 15. Income Taxes.

Net income per common share. Basic net income per share is computed using the weighted average number of common shares outstanding during the period. The PMC-Sierra Ltd. Special Shares have been included in the calculation of basic net income per share. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, shares issuable under our Employee Stock Purchase Plan and common shares issuable on conversion of the Company’s senior convertible notes.

Segment reporting. The Company has one reportable segment—semiconductor solutions for communications network infrastructure (see Note 16. Segment Information).

Recent Accounting Pronouncements

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

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. This ASU provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If this qualitative criteria is not met, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step quantitative goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of this test. This guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

NOTE 2. BUSINESS COMBINATIONS

Acquisition of Wintegra, Inc.

On November 18, 2010, PMC completed its previously announced acquisition of Wintegra, Inc. (“Wintegra”) a privately held Delaware corporation, pursuant to an amendment (the “Amendment”) to the Agreement and Plan of Merger dated as of October 21, 2010 (“the Merger Agreement”). The Company’s acquisition, pursuant to the Merger Agreement, was effected by merging a wholly owned subsidiary of the Company (“Merger Sub”) into Wintegra, with Wintegra continuing on as the surviving corporation and as a direct wholly-owned subsidiary of PMC (the “Merger”).

PMC purchased Wintegra to accelerate the Company’s product offering in IP/Ethernet packet-based mobile backhaul equipment and because the acquisition fit strategically with the Company’s overall efforts to accelerate the transition of existing communications equipment to converged, packet-centric solutions. Prior to November 18, 2010, the Company owned 2.6% of the outstanding shares of Wintegra, as a cost investment, with a carrying value of $2.0 million. The fair value immediately prior to the acquisition date was $6.5 million. Upon acquiring the remaining equity interests of Wintegra, the Company recorded a gain on the step-acquisition on this pre-existing investment of $4.5 million which was included in Other Income, net in the Consolidated Statement of Operations.

The fair value of the purchase price consideration as of the acquisition date was estimated, as follows:

(in thousands)
Cash	$218,064
Contingent consideration (subsequently adjusted, see Note 11. Commitments and Contingencies)	28,194
Fair value of replacement equity awards attributable to pre-combination service	1,083

Total purchase price	$247,341

Certain key employees entered into Holdback Escrow Agreements, whereby a portion of cash consideration otherwise payable per the Merger Agreement was retained and would be distributed under certain conditions, including continued employment over a two-year period. This post-combination expense has been included in the Consolidated Balance Sheet as current prepaid expenses and is being amortized straight-line over the two-year period. Amortization for the year ended December 31, 2011 was $1.6 million. As at December 31, 2011, the unamortized balance of $1.2 million is included in the Consolidated Balance Sheet as Prepaid expenses and other current assets.

Former Wintegra equity holders could have been entitled to receive an additional earn-out payment, which ranged from $nil to $60 million, calculated on the basis of Wintegra’s calendar year 2011 revenue above an agreed threshold as described in the Merger Agreement. The fair value of the earn-out was reflected in the purchase price as contingent consideration was determined using a probability weighted discounted net present value approach with a discount rate of 4.75%. See Note 11. Commitments and Contingencies.

Replacement stock options issued in connection with the acquisition were valued at $6.5 million. The fair values of stock options exchanged were determined using a Black-Scholes-Merton valuation model with the following assumptions: weighted average expected life of 5.06 years, weighted average risk-free interest rate of 1.5%, and a weighted average expected volatility of 54%. The fair values of unvested Wintegra stock options will be recorded as operating expenses on a straight-line basis over the remaining vesting periods, while the fair values of vested stock options are included in the purchase price. $1.1 million of this amount was attributed to pre-combination services and accordingly is recorded as purchase consideration, and $5.4 million will be recorded as post-combination compensation expense on a straight-line basis over the remaining vesting period.

On acquisition, the Company recorded a fair value adjustment related to the inventory acquired in the amount of $9.8 million, which was fully expensed through Cost of revenues by the end of the first quarter of 2011. The Company incurred $3.7 million in acquisition-related costs during 2010 and are included in selling, general and administrative expense. In addition, during 2011, the Company incurred $0.3 million in interest expense related to the short-term loan that the Company obtained to facilitate this acquisition, which is included in Other Income, net, in the Consolidated Statement of Operations. In 2010, such interest incurred by the Company was $1.1 million.

The total purchase price has been allocated to the fair value of assets and liabilities acquired, and the excess of purchase price over the aggregate fair values was recorded as goodwill.

The allocation of the purchase price was as follows:

Current assets (including cash acquired of $17.3 million)	$41,463
Other long-term assets	1,638
Intangible assets	104,000
Goodwill	121,032

Total assets	$268,133

Current liabilities	13,442
Long-term liabilities	7,350

Total liabilities	$20,792

Total purchase consideration	$247,341

Intangible assets acquired, and their respective estimated average remaining useful lives over which they are amortized on a straight-line basis, are:

(in thousands)	Estimated fair value	Estimated average remaining useful life
Existing technology	$66,300	4 years
Core technology	12,900	5 years
Customer relationships	16,500	5 years
In-process research and development	6,000	4-5 years
Trademarks	2,300	8 years

Total intangible assets	$104,000

Goodwill

The Company’s primary reasons for the Wintegra acquisition were to accelerate the Company’s product offering in IP/Ethernet packet-based mobile backhaul equipment and to capitalize on the strategic fit between

Wintegra’s business and the Company’s overall efforts to accelerate the transition of existing communications equipment to converged, packet-centric solutions. The acquisition also enhanced the Company’s engineering team through the addition of Wintegra’s research and development resources. These factors were the basis for the recognition of goodwill. The goodwill is not expected to be deductible for tax purposes.

Purchased Intangible Assets

Existing and core technology represent completed technology that has passed technological feasibility and/or is currently offered for sale to customers. The Company used the income method to value existing and core technology by determining cash flow projections related to the identified projects. The assumptions included information on revenues from existing products and future expected trends for each technology, with an estimated useful life of four to five years. Management applied a discount rate of 16% to value the existing and core technology assets, which took into consideration market rates of return on debt and equity capital and the risk associated with achieving forecasted revenues related to these assets.

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

In-Process Research and Development

The fair value of acquired in-process research and development (“IPR&D”) was determined using the income approach. Under this approach, the expected future cash flows from each project under development are estimated and discounted to their net present values using a risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital, the return on assets, as well as risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates.

The following table summarizes the valuations of IPR&D at December 31, 2011.

Development Project	Weighted Average Estimated Percent Complete	Average Estimated Time to Complete (in months)	Estimated Cost to Complete (in thousands)	Risk Adjusted Discount Rate	IPR&D (in thousands)
WinPath 3—SPO	100%	nil	$—	24%	$170
UFE4	80%	6	648	24%	1,200
WinPath 3—Rev B	98%	1	20	24%	4,600

			$668		$5,970

Acquisition of Channel Storage Business

On June 8, 2010, the Company completed the acquisition of the Channel Storage Business from Adaptec, Inc. (“Adaptec”) pursuant to the terms of the Asset Purchase Agreement dated May 8, 2010 and Amendment to Asset Purchase Agreement dated June 8, 2010 between PMC and Adaptec (together the “Purchase Agreement”). Under the terms of the Purchase Agreement, PMC purchased the Channel Storage business for $34.3 million in cash. The Channel Storage business includes Adaptec’s redundant array of independent disks (“RAID”) storage product line, a well-established global value added reseller customer base, board logistics capabilities, and leading SSD cache performance solutions.

The total purchase price has been allocated to the fair values of assets acquired and liabilities assumed as follows:

(in thousands)
Financial assets	$8,855
Inventory and other	6,214
Property and equipment	892
Intangible assets (see below)	21,300
Goodwill	1,828
Financial liabilities	(4,839)

Net assets acquired	$34,250

Intangible assets acquired, and their respective estimated remaining useful lives over which each they are amortized on a straight-line basis, are:

(in thousands)	Estimated fair value	Estimated average remaining useful life
Technology and patents	$10,100	3 to 9 years
Customer/Distributor relationships	7,500	2 to 6 years
Trademarks and other	3,700	6 years

Total intangible assets acquired	$21,300

During 2010, the Company incurred $0.2 million and $3.2 million in acquisition-related costs which were expensed and recognized as cost of revenues and selling, general and administrative, respectively.

Acquisition of RAD3 Communications, Inc.

During the fourth quarter of fiscal 2011, the Company completed the acquisition of all of the outstanding equity of RAD3 Communications, Inc., a privately-held company located in Alberta, Canada. This acquisition provides PMC with leading-edge Forward Error Correction and Digital Signal Processing technologies, and a very experienced team, accelerating PMC’s ability to offer innovative solutions for storage, optical and mobile networks. This acquisition was accounted for under the purchase method of accounting. The financial impact of this acquisition was not material to the Company.

NOTE 3. DERIVATIVE INSTRUMENTS

The Company generates revenues in U.S. dollars but incurs a portion of its operating expenses in various foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations on the Company’s operating expenses, the Company uses forward currency contracts.

Forward currency contracts that are used to hedge exposures to variability in forecasted foreign currency cash flows are designated as cash flow hedges. The maturities of these instruments are less than twelve months. For these derivatives, the gain or loss from the effective portion of the hedge is initially reported as a component of other comprehensive income in stockholders’ equity and subsequently reclassified to earnings in the same period in which the hedged transaction affects earnings. As the hedge transactions are incurred, the effective portion of the hedge is recognized into operating income. The gain or loss from the ineffective portion of the hedge is recognized as interest income or expense immediately.

At December 31, 2011, the Company had 185 currency forward contracts outstanding that qualified and were designated as cash flow hedges. At December 26, 2010, there were 60 such currency forward contracts outstanding. The U.S. dollar notional amount of these contracts was $73.1 million and $48.4 million at December 31, 2011 and December 26, 2010, respectively, and the contracts had a fair value of $1.8 million loss and a fair value of $1.4 million gain in December 31, 2011 and December 26, 2010, respectively. No portion of the hedging instrument’s gain or loss was excluded from the assessment of effectiveness. The ineffective portions of hedges had no significant impact on earnings, nor are they expected to over the next twelve months.

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

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using a pricing model with inputs that are observable in the market or corroborated with observable market data. Level 2 observable inputs were used in estimating interest rates used to determine the fair value (on a non-recurring basis) of the debt component the Company’s senior convertible notes (see Note 1. Summary of Significant Accounting Policies and Note 10. Senior Convertible Notes).

Level 3—Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all applicable instruments and would include in Level 3 all of those whose fair value is based on significant unobservable inputs. The Company’s Level 3 assets include investments in money market funds classified as Cash and cash equivalents as at December 26, 2010 (see Note 7. Investment Securities). Level 3 inputs are used on a recurring basis to measure the fair value of the liability for contingent consideration (see Note 11. Commitments and Contingencies). Level 3 inputs are used on a non-recurring basis to measure the fair value of non-financial assets, including intangible assets (see Note 1. Summary of Significant Accounting policies).

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as of December 31, 2011 and December 26, 2010, are summarized below:

	Fair value, December 31, 2011
(in thousands)	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes(1)	$254,522	$—	$—
Money market funds(1)	54,588	—	—
United States (“US”) treasury and government agency notes(1)	62,350	—	—
Foreign government and agency notes(1)	12,389	—	—
US state and municipal securities(1)	1,749	—	—

Total assets	$385,598	$—	$—

(1)	Included in cash and cash equivalents, short-term investments, and long-term investment securities (see Note 7. Investment Securities).

	Fair value, December 26, 2010
(in thousands)	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes(1)	$239,503	$—	$—
Money market funds(1)	103,517	—	22,444
United States (“US”) treasury and government agency notes(1)	124,667	—	—
Foreign government and agency notes(1)	23,739	—	—
US state and municipal securities(1)	17,530	—	—
Forward currency contracts(2)	—	1,311	—

Total assets	$508,956	$1,311	$22,444

(1)	Included in Cash and cash equivalents, Short-term investments, and Long-term investment securities (see Note 7. Investment Securities).

(2)	Included in Prepaid expenses and other current assets.

Financial liabilities measured on a recurring basis are summarized below:

Fair value, December 31, 2011
(in thousands)	Level 2	Level 3
Current liabilities:
Forward currency contracts(1)	$1,780	$—
Liability for contingent consideration*	—	—

	$1,780	$—

(1)	Included in Accrued liabilities.

(in thousands)	Fair value, December 26, 2010 Level 3
Long-term liabilities:
Liability for contingent consideration*	$28,194

*	See Note 11. Commitments and Contingencies

The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2010 and 2011.

	Fair Value Measured and
	Recorded Using Significant Unobservable Inputs (Level 3)
(In thousands)	Money Market Funds	Liability for contingent consideration	Total Gains (Losses)
Balance as of December 27, 2010	$22,444	$28,194
Partial distribution from the Reserve Funds	(22,444)	—	$—
Fair value adjustment of liability for contingent consideration (See Note 11. Commitments and Contingencies)	—	(28,194)	$28,194

Balance as of December 31, 2011	$—	$—

	Fair Value Measured and
	Recorded Using Significant Unobservable Inputs (Level 3)
(In thousands)	Money Market Funds	Liability for contingent consideration	Total Gains (Losses)
Balance as of December 28, 2009	$23,242	$—
Partial distribution from the Reserve Funds	(4,574)	—	$—
Recovery of impairment on investment securities	3,776	—	$3,776
Fair value of liability for contingent consideration recorded on acquisition (See Note 11. Commitments and Contingencies)	—	28,194	$—

Balance as of December 26, 2010	$22,444	$28,194

For all periods presented, realized gains and losses were included in Other income (expense) in the Consolidated Statements of Operations. For further details see Note 7. Investment Securities for discussion of the Money Market Funds, and see Note 11. Commitments and Contingencies.

Assets/Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

Our non-financial assets, such as intangible assets are recorded at fair value only if an impairment charge is recognized. The following table presents the non-financial assets that were remeasured and recorded at fair value on a non-recurring basis during 2010 and 2011, and the losses recorded during 2010 and 2011 on those assets:

	Net Carrying Value As of December 31, 2011	Fair Value Measured and Recorded Using			Total Losses for Year Ended December 31,
(In thousands)		Level 1	Level 2	Level 3	2011
Intangible assets	$—	$—	$—	$—	$(3,589)
Total losses for assets held as of December 31, 2011					$(3,589)
Total losses for recorded non-recurring measurement					$(3,589)

	Net Carrying Value As of December 26, 2010	Fair Value Measured and Recorded Using			Total Losses for Year Ended December 26, 2010
(In thousands)		Level 1	Level 2	Level 3
Intangible assets	$—	$—	$—	$—	$(4,882)
Total losses for assets held as of December 26, 2010					$(4,882)
Total losses for recorded non-recurring measurement					$(4,882)

The losses recorded during 2011 and 2010, were included in Research and Development expenses in the Consolidated Statements of Operations. See Note 1. Summary of Significant Accounting Policies for details on the asset impairments.

The following liabilities have been measured at fair value on a non-recurring basis, as follows:

(in thousands)	Fair value, December 31, 2011 Level 2
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 10. Senior Convertible Notes)	$67,913

(in thousands)	Fair value, December 26, 2010 Level 2
Long-term liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 10. Senior Convertible Notes)	$74,791

NOTE 5. STOCK-BASED COMPENSATION

At December 31, 2011, the Company has two stock-based compensation programs, which are described below. The Company’s stock-based awards under these plans are classified as equity. The Company did not capitalize any stock-based compensation cost and recorded compensation expense as follows:

Stock-based compensation expense:

	Year Ended
(in thousands)	December 31, 2011	December 26, 2010	December 27, 2009
Cost of revenues	$945	$827	$779
Research and development	11,648	8,968	8,665
Selling, general and administrative	14,462	12,140	11,952

Total	$27,055	$21,935	$21,396

The Company received cash of $16.8 million, $18.6 million and $28.3 million from the exercise of stock-based awards during 2011, 2010 and 2009, respectively. The total intrinsic value of stock awards exercised during 2011 was $12.4 million.

As of December 31, 2011, there was $22.4 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans, which is expected to be recognized over a period of 2.7 years. As of December 31, 2011, there was $15.7 million of total unrecognized compensation cost related to unvested Restricted Stock Units (“RSUs”) awarded under the Company’s stock option plans, which is expected to be recognized over a period of 2.6 years.

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

The fair values of the Company’s stock option and Employee Stock Purchase Plan, awards were estimated using the following weighted average assumptions:

Stock Options:

	December 31, 2011	December 26, 2010	December 27, 2009
Expected life (years)	4.5	4.4	4.4
Expected volatility	43%	53%	66%
Risk-free interest rate	1.9%	2.1%	1.8%

Employee Share Purchase Plan:

	December 31, 2011	December 26, 2010	December 27, 2009
Expected life (years)	0.5	0.6	1.3
Expected volatility	44%	44%	59%
Risk-free interest rate	0.1%	0.2%	0.7%

Stock Option Plans

The Company issues its common stock under the provisions of the 2008 Equity Plan (the “2008 Plan”). Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

The 2008 Plan was approved by stockholders at the 2008 Annual Meeting. The 2008 Plan became effective on January 1, 2009 (the “Effective Date”). It is a successor to the 1994 Incentive Stock Plan (the “1994 Plan”) and the 2001 Stock Option Plan (the “2001 Plan”). Up to 30,000,000 shares of our common stock have been initially reserved for issuance under the 2008 Plan. The implementation of the 2008 Plan did not affect any options or restricted stock units outstanding under the 1994 Plan or the 2001 Plan on the Effective Date. To the extent that any of those options or RSUs subsequently expire or are forfeited, respectively, prior to issuance of the related shares that number of shares of common stock will be added to the share reserve available for issuance under the 2008 Plan, up to an additional 15,000,000 shares. No additional shares may be issued under the 1994 Plan or the 2001 Plan. In 2010, the Company assumed the stock option plans and all outstanding stock options of Wintegra subject to a conversion formula, and were part of the merger consideration in that business combination.

Activity under the option plans during the year ended December 31, 2011 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at December 31, 2011
Outstanding, December 26, 2010	28,120,086	$8.40
Granted	5,605,991	$7.15
Exercised	(1,269,918)	$5.33
Forfeited	(3,325,761)	$11.19

Outstanding, December 31, 2011	29,130,398	$7.97	6.21	$4,856,119

Vested & expected to vest, December 31, 2011	27,926,603	$8.00	6.09	$4,844,228

Exercisable, December 31, 2011	18,974,355	$8.37	4.93	$3,341,571

No adjustment has been recorded for fully vested options that expired during the year ended December 31, 2011. A reversal of $2.7 million was recorded for pre-vesting forfeitures.

The following table summarizes information on options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Options Exercisable	Weighted Average Exercise Price per Share
$0.05—$5.48	5,364,071	6.58	$4.60	3,801,195	$4.63
$5.56—$7.07	4,197,500	4.58	6.22	3,632,372	6.24
$7.22—$7.85	6,526,950	8.40	7.35	1,532,923	7.60
$7.87—$9.06	8,313,765	6.65	8.46	5,312,621	8.30
$9.07—$21.50	4,728,112	3.43	13.33	4,695,244	13.36

$0.05—$21.50	29,130,398	6.21	$7.97	18,974,355	$8.37

The weighted-average estimated fair values of each employee stock option granted during 2011, 2010, and 2009, were $2.55, $3.67, and $2.79, respectively.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of RSUs to employees and directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.

A summary of RSU activity during the year ended December 31, 2011 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at December 31, 2011
Unvested shares at December 26, 2010	2,648,756	—	—
Awarded	2,215,774	—	—
Released	(895,918)	—	—
Forfeited	(288,929)	—	—

End of Period	3,679,683	1.56	$20,275,053

Restricted Stock Units vested and expected to vest December 31, 2011	3,079,304	1.50	$16,966,969

The weighted-average estimated fair values of each RSU awarded during 2011, 2010, and 2009, were $7.09, $7.94, and $7.06, respectively.

Employee Stock Purchase Plan

In 1991, the Company adopted an Employee Stock Purchase Plan (the “1991 Plan”). The 1991 Plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the six-month purchase period. Under the 1991 Plan, the number of shares authorized to be available for issuance under the plan are increased automatically on January 1 of each year until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on

January 1 of each year, (ii) 2,000,000 shares (after adjusting for stock dividends), or (iii) an amount to be determined by the Board of Directors. The 2011 Employee Stock Purchase Plan (“2011 Plan”) was approved by stockholders at the 2010 Annual Meeting. The 2011 Plan became effective on February 11, 2011 and replaced the 1991 Plan. 12,000,000 shares of our common stock have been reserved for issuance under the 2011 Plan.

During 2011, 1,925,336 shares were issued under the 1991 Plan and the 2011 Plan at a weighted-average price of $5.12 per share. As of December 31, 2011, 10,827,657 shares were available for future issuance under the 2011 Plan (2010—8,798,638 available for issuance under the 1991 Plan).

The weighted-average estimated fair values of Employee Stock Purchase Plan awards during years 2011, 2010, and 2009, were $1.88, $2.34, and $1.88 per share, respectively.

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

a.	Cash and cash equivalents

Cash and cash equivalents included $0.2 million and $0.7 million at December 31, 2011 and December 26, 2010, respectively deposited with a bank as collateral for letters of credit issued as security for leased facilities, and $1.3 million deposited with banks as collateral for hedging transactions.

b.	Inventories

Inventories (net of reserves of $8.3 million and $8.6 million at December 31, 2011 and December 26, 2010, respectively) were as follows:

(in thousands)	December 31, 2011	December 26, 2010
Work-in-progress	$20,367	$19,046
Finished goods	19,544	32,087

	$39,911	$51,133

The Company decreased inventory reserves by $1.9 million, $0.8 million and $2.6 million in 2011, 2010 and 2009, respectively for inventory that was scrapped during the year.

c.	Property and equipment

The components of property and equipment are as follows:

December 31, 2011 (in thousands)	Gross	Accumulated Amortization	Net
Software	$53,678	$(50,508)	$3,170
Machinery and equipment	133,554	(115,078)	18,476
Leasehold improvements	13,772	(10,435)	3,337
Furniture and fixtures	8,981	(8,600)	381

Total	$209,985	$(184,621)	$25,364

December 26, 2010 (in thousands)	Gross	Accumulated Amortization	Net
Software	$58,496	$(55,016)	$3,480
Machinery and equipment	141,534	(128,774)	12,760
Leasehold improvements	16,272	(14,171)	2,101
Furniture and fixtures	13,818	(13,792)	26

Total	$230,120	$(211,753)	$18,367

d.	Intangible assets

The components of acquired intangible assets are as follows:

December 31, 2011 (in thousands)	Gross	Accumulated Amortization	Net	Estimated Life
Core technology	$151,861	$(102,874)	$48,987	5-8 years
Customer relationships	90,600	(53,221)	37,379	4-10 years
Existing technology	115,200	(63,815)	51,385	3-5 years
Trademarks	5,600	(1,182)	4,418	6-8 years
Trademarks	3,600	—	3,600	Indefinite
Developed technology assets	52,484	(45,741)	6,743	3 years
Backlog	400	(400)	—	< 1 year
In-process research and development	200	(30)	170	5 years
In-process research and development	5,800	—	5,800	Indefinite

Total	$425,745	$(267,263)	$158,482

December 26, 2010 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Core technology	$149,800	$(85,139)	$64,661	5-9 years
Customer relationships	90,600	(43,814)	46,786	2-10 years
Existing technology	115,200	(47,643)	67,557	3-7 years
Trademarks	5,600	(345)	5,255	6-8 years
Trademarks	3,600	—	3,600	Indefinite
Developed technology assets	46,080	(37,674)	8,406	3 years
Backlog	400	(400)	—	< 1 year
In-process research and development	6,000	—	6,000	4-5 years

Total	$417,280	$(215,015)	$202,265

Estimated future amortization expense for intangible assets (in thousands) is as follows:

2012	$48,031
2013	47,311
2014	32,318
2015	20,182
2016	4,331
Thereafter	2,711

$154,884

e.	Accrued liabilities.

The components of accrued liabilities are as follows:

(in thousands)	December 31, 2011	December 26, 2010
Accrued compensation and benefits	$27,386	$41,239
Other accrued liabilities	38,753	36,931

Total	$66,139	$78,170

f.	Product warranties

The following table summarizes the activity related to the product warranty liability during fiscal 2011, 2010 and 2009:

	Year Ended
(in thousands)	December 31, 2011	December 26, 2010	December 27, 2009
Balance, beginning of the year	$5,457	$6,097	$6,031
Accrual for new warranties issued	1,863	1,698	1,642
Reduction for payments and product replacements	(290)	(1,244)	(204)
Adjustments related to changes in estimate of warranty accrual	(1,615)	(1,094)	(1,372)

Balance, end of the year	$5,415	$5,457	$6,097

g.	Restructuring and Other Costs

The activity related to excess facility accruals under the Company’s restructuring plans during 2011, 2010 and 2009 were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 28, 2008	$830	$178	$3,048	$1,875	$5,931
Reversals and adjustments	28	15	—	88	131
New charges	25	117	700	—	842
Cash payments	(357)	(216)	(1,404)	(933)	(2,910)

Balance at December 27, 2009	526	94	2,344	1,030	3,994
Reversals and adjustments	(14)	(19)	(2)	5	(30)
New charges	10	(14)	252	184	432
Cash payments	(291)	(61)	(1,451)	(989)	(2,792)

Balance at December 26, 2010	231	—	1,143	230	1,604
Cash payments	(231)	—	(1,143)	(230)	(1,604)

Balance at December 31, 2011	$—	$—	$—	$—	$—

There was no restructuring related severance cost in 2011, 2010 or 2009.

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

The Company has completed this plan and incurred $10.6 million in termination and relocation costs, $3.0 million for excess facilities and contract termination costs, and $2.5 million in asset impairment charges. The Company has made payments of $12.8 million in connection with this plan. At December 31, 2011, the Company paid all the remaining excess facilities commitments under this plan.

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

Changes in the accrual summarized in the table above have been as expected and immaterial.

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

The increase in the accruals in the years presented above was due to not realizing the originally expected amounts of sublease income. At December 31, 2011, the Company paid all the remaining excess facilities commitments under this Plan.

2001

In 2001, the Company implemented restructuring plans aimed at focusing development efforts on key projects and reducing operating costs in response to the severe and prolonged economic downturn in the semiconductor industry. These plans included the termination of 564 employees, the consolidation of excess facilities and curtailment of certain research and development activities.

The Company initially recorded restructuring charges totaling $195.2 million, $16.2 million related to asset write-downs. The majority of the restructuring charge related to lease commitments on its office space in Santa Clara, CA, which was the Company’s headquarters until January, 2011. At December 31, 2011, the Company paid all the remaining excess facilities commitments under this Plan.

The accruals relating to these restructuring plans are recognized as Accrued liabilities in the Consolidated Balance Sheets.

h.	Interest expense, net

The components of interest expense, net are as follows:

	Year Ended
(in thousands)	December 31, 2011	December 26, 2010	December 27, 2009
Interest income	$4,228	$3,538	$2,026
Interest expense on debt	(6,495)	(4,786)	(4,537)

	$(2,267)	$(1,248)	$(2,511)

NOTE 7. INVESTMENT SECURITIES

At December 31, 2011, the Company had investments in securities of $385.6 million (December 26, 2010-$531.4 million) comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”) insured corporate notes, United States State and Municipal Securities, foreign government and agency notes, and corporate bonds and notes.

The Company’s available for sale investments, by investment type, as classified on the consolidated balance sheets consist of the following as at December 31, 2011 and December 26, 2010:

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$54,588	$—	$—	$54,588

Total cash equivalents	54,588	—	—	54,588

Short-term investments:
Corporate bonds and notes	85,127	2,449	(34)	87,542
US treasury and government agency notes	10,009	203	—	10,212
Foreign government and agency notes	6,540	97	—	6,637

Total short-term investments	101,676	2,749	(34)	104,391

Long-term investment securities:
Corporate bonds and notes	166,741	688	(449)	166,980
US treasury and government agency notes	52,054	123	(39)	52,138
Foreign government and agency notes	5,713	39	—	5,752
US states and municipal securities	1,720	29	—	1,749

Total long-term investment securities	226,228	879	(488)	226,619

Total	$382,492	$3,628	$(522)	$385,598

*	Gross unrealized gains include accrued interest on investments of $2.4 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Other comprehensive income (loss).

	December 26, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses *	Fair Value
Cash equivalents:
Corporate bonds and notes	$30,321	$—	$—	$30,321
US treasury and government agency notes	75,346	—	—	75,346
Money market funds	125,940	21	—	125,961
Foreign government and agency notes	802	—	—	802
US states and municipal securities	8,800	—	—	8,800

Total cash equivalents	241,209	21	—	241,230

Short-term investments:
Corporate bonds and notes	36,139	2,483	(1)	38,621
US treasury and government agency notes	1,193	261	—	1,454
Foreign government and agency notes	7,435	279	—	7,714
US states and municipal securities	6,940	72	—	7,012

Total short-term investments	51,707	3,095	(1)	54,801

Long-term investment securities:
Corporate bonds and notes	169,590	1,338	(367)	170,561
US treasury and government agency notes	47,877	188	(198)	47,867
Foreign government and agency notes	15,065	158	—	15,223
US states and municipal securities	1,720	—	(2)	1,718

Total long-term investment securities	234,252	1,684	(567)	235,369

Total	$527,168	$4,800	$(568)	$531,400

*	Gross unrealized gains include accrued interest on investments of $2.7 million. The remainder of the gross unrealized gains and losses are included in the consolidated balance sheet as other comprehensive income.

In relation to the unrealized losses summarized in the tables above, as of December 31, 2011 and December 26, 2010, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of December 31, 2011, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

The investments in the Reserve Funds, classified as cash and cash equivalents on the Consolidated Balance Sheet, were recorded at a fair value of nil at December 31, 2011 (2010—$22.4 million) and relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”). The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008, during the severe disruption in financial markets. The Company assessed the fair value of its money market funds, including by consideration of Level 2 and Level 3 inputs (see Note 4. Fair Value Measurements) for the Reserve Funds and their underlying securities. Based on this assessment, the Company recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share as communicated by the Primary Fund. In 2008, the Company reclassified its investment in shares of the Reserve Funds from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Reserve Funds and their underlying securities. Accordingly, the Company changed the valuation method from a market approach to an income approach. In addition, in 2008, due to the status of the Reserve Funds, the Company reclassified a portion of these shares from cash and cash equivalents to short-term investments and long-term investment securities, based on the maturity dates of the underlying securities in the Reserve Funds.

As at December 26, 2010, all of the underlying Lehman Brothers investments held in the Reserve Funds had matured or were sold, and remaining securities were held only in overnight notes.

During 2010, the Primary Fund entered into liquidation proceedings which were supervised by the U.S. Securities and Exchange Commission, and the Company received partial distributions of its holdings. During the fourth quarter of 2010, the U.S. District Court for the Southern District of New York entered into final judgment accepting a proposed settlement agreement with respect to the International Fund. Shortly after the Company’s 2010 year end, that judgment became final. As a result, the Company recognized a recovery of impairment on investments of $3.8 million in the 2010 consolidated statement of operations, based on the partial distributions received from these settlements. The courts set aside certain amounts of cash held by the Reserve Funds for legal and administrative costs, and if the cash is not all consumed, the Company could potentially receive a further distribution.

In 2011, we received $22.6 million from the International Fund and its liquidation was completed. The Primary Fund continues to be in the process of liquidation. We continue to hold shares of the Reserve Primary Fund with an original cost of $0.6 million, which are valued at $nil on the Consolidated Balance Sheet.

NOTE 8. LINES OF CREDIT

At December 31, 2011, the Company had cancelled its revolving line of credit with a bank related to a terminated lease. At December 26, 2010, the Company had available a revolving line of credit with a bank under which the Company was able to borrow up to $0.7 million with interest at the bank’s alternate base rate (annual rate of 3.75%) as long as the Company maintained eligible investments with the bank in an amount equal to its drawings.

NOTE 9. SHORT-TERM LOAN

On November 18, 2010, the Company, PMC-Sierra US Inc., a Delaware wholly owned subsidiary of the Company (the “Borrower”), and Bank of America, N.A., as the Lender, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides the Borrower with a term loan of $220 million (the “Credit Facility”), which was borrowed on November 18, 2010. The Credit Facility was used to finance, in part, the acquisition (the “Acquisition”) of Wintegra by the Company. During 2010, the Company repaid principal of $40 million. As a result, the balance as at December 26, 2010 was $181.0 million, including accrued interest.

The interest rate set forth in the Credit Agreement for the loan made under the Credit Facility was the base rate (the higher of the prime rate announced by the Lender or the federal funds effective rate plus 0.50%), plus 1.50%.

The loan had a maturity date of January 17, 2011 but was fully repaid as of January 10, 2011. The Company funded the repayment of this loan by liquidating $46.3 million long-term and $44 million short-term investment securities. Accordingly, the Company reclassified these short-term and long-term investment securities to cash and cash equivalents as of Decembers 26, 2010.

NOTE 10. SENIOR CONVERTIBLE NOTES

2.25% Senior Convertible Notes

On October 26, 2005, the Company issued $225 million aggregate principal amount of 2.25% senior convertible notes due 2025 (the “Notes”).

The Notes rank equal in right of payment with the Company’s other unsecured senior indebtedness and mature on October 15, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2006. The Company may redeem all or a portion of the Notes at par on and after October 20, 2012. The holders may require that the Company to repurchase all or a portion of the Notes on October 15 of each of 2012, 2015 and 2020.

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

As at December 31, 2011, the carrying amount of the equity component was $35.2 million (December 26, 2010- $35.2 million), and the carrying amount of the debt component was $65.1 million (December 26, 2010—$61.6 million), which represents the principal amount of $68.3 million (December 26, 2010—$68.3 million) net of the unamortized discount of $3.2 million (December 26, 2010—$6.7 million). The balance of deferred debt issue costs as at December 31, 2011 is $0.2 million (December 26, 2010—$0.4 million). Since the holders may require the Company to repurchase the Notes on October 15, 2012, the Company has reclassified the debt to short-term liabilities in the fourth quarter of 2011.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under operating lease agreements, which expire at various dates through December 31, 2018.

Rent expense including operating costs for 2011, 2010 and 2009 was $12.9 million, $11.9 million, and $11.3 million, respectively. Excluded from rent expense for 2011, 2010 and 2009 was additional rent and operating costs of $0.9 million, $2.7 million and $2.5 million, respectively, related to excess facilities, which were accrued as part of the restructuring programs.

Minimum future rental payments under operating leases are as follows:

(in thousands)	$
2012	8,612
2013	8,464
2014	7,866
2015	7,030
2016	5,941
Thereafter	13,974

Total minimum future rental payments under operating leases	$51,887

Supply Agreements

The Company has existing supply agreements with UMC and TSMC. The terms include but are not limited to, supply terms without minimum unit volume requirements for PMC, indemnification and warranty provisions, quality assurances and termination conditions.

Contingencies

In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringements. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any point in time; however, management does not believe that such licenses or settlements will, individually or in the aggregate, have a material effect on the Company’s financial position, results of operations or cash flows.

Contingent consideration

The terms of our November 2010 acquisition of Wintegra, provide for potential additional earn-out based purchase consideration ranging from nil to $60 million, calculated on the basis of Wintegra’s 2011 revenue as described in the Agreement and Plan of Merger dated as of October 21, 2010. At acquisition, the Company recorded a liability for contingent purchase consideration of $28.2 million as part of the acquisition of Wintegra, which reflected the estimated fair value of the potential earn-out payment, calculated by applying the income approach. During the three months ended October 2, 2011, the Company determined that Wintegra’s 2011 revenues would be below earn-out levels. Accordingly, the Company recognized a $29.4 million gain on revaluation of this liability in the Consolidated Statement of Operations. No further adjustments were recorded to the year end.

NOTE 12. SPECIAL SHARES

At December 31, 2011 and December 26, 2010, the Company maintained a reserve of 1,029,000 and 1,370,000 shares, respectively, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (“LTD”) special shares.

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

NOTE 13. STOCKHOLDERS’ EQUITY

Authorized Capital Stock of PMC

At December 31, 2011 and December 26, 2010, the Company had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated “Common Stock”, $0.001 par value, and 5,000,000 of which are designated “Preferred Stock”, $0.001 par value.

Stockholders’ Rights Plan

The Company adopted a stockholders’ rights plan in 2001, pursuant to which the Company declared a dividend of one share purchase right for each outstanding share of common stock. If certain events occur, including if an investor tenders for or acquires more than 15% of the Company’s outstanding common stock, stockholders (other than the acquirer) may exercise their rights and receive $650 worth of our common stock in exchange for $325 per right, or the Company may, at the Company’s option, issue one share of common stock in exchange for each right, or the Company may redeem the rights for $0.001 per right. This stockholders’ rights plan expired, pursuant to its terms, on May 25, 2011.

Stock Repurchase Program

On May 5, 2011, the Board of Directors of the Company authorized a share repurchase plan for fiscal year 2011. Under this authorization, the Company may repurchase common stock to offset dilution from employee equity grants and stock purchases, at an aggregate cost not exceeding $40 million. As of December 31, 2011, the Company completed its 2011 repurchase program and repurchased 6,083,263 shares for approximately $40 million in cash. The repurchased shares were retired immediately. Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.

NOTE 14. EMPLOYEE BENEFIT PLANS

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

At December 31, 2011 and December 26, 2010, the accumulated postretirement benefit obligation was $1.3 million and $1.5 million, respectively, with no unrecognized gain/loss or unrecognized prior service cost in both periods. The net period benefit expense was $1.4 million during 2011. The net period benefit expense in 2010 was $0.4 million. No distributions were made from the plan during the period. The Company includes accrued benefit costs for its post-retirement program in Accrued liabilities on the Company’s Consolidated Balance Sheet.

The health care accumulated postretirement benefit obligations were determined at December 31, 2011 using a discount rate of 4% and a current year health care trend of 9% decreasing to an ultimate trend rate of 4.7% in 2027. The health care accumulated postretirement benefit obligations were determined at December 26, 2010, using a discount rate of 5.2% and a current year health care trend of 9% decreasing to an ultimate trend rate of 4.7% in 2026.

Employee Retirement Savings Plans

The Company sponsors a 401(k) retirement plan for its employees in the United States and similar plans for its employees in Canada and other countries. Employees can contribute a percentage of their annual compensation to the plans, limited to maximum annual amounts set by local taxation authorities. The Company contributed $3.8 million, $3.1 million, and $2.5 million, and, to the plans in fiscal years 2011, 2010, and 2009, respectively.

Israeli Severance Plans

The Company’s has two types of severance agreements with employees in Israel, which are under Israeli labour laws. Under the first agreement, the Company’s liability for severance pay is calculated pursuant to Israeli severance pay law. Severance is based on the most recent salary of the employee multiplied by the number of years of employment. The severance pay liability of the Company to these employees reflects the undiscounted amount of the liability. The liability is partly covered by insurance policies and by regular deposits to severance pay funds. The Company records changes in the severance liability in the Consolidated Statements of Operations, net of gains and losses related to amounts in the severance pay funds.

Under the second type of severance agreement, the Company’s agreements with employees in Israel which are under Section 14 of the Severance Pay Law, 1963. Under this agreement, the Company satisfies its full obligation by contributing one month of the employee’s salary for each year of service into a fund managed by a third party. Neither the obligation, nor the amounts deposited on behalf of the employee for such obligation are recorded on the Consolidated Balance Sheet, as the Company is legally released from the obligation to the employees once the amounts have been deposited.

Severance expense for 2011, 2010, and 2009 were $2.0 million, $1.2 million, and $0.9 million, respectively. The amount of the liability, net of the amounts funded under the first type of agreement noted above are included within Accrued liabilities on the Consolidated Balance Sheet in the amounts of $0.5 million, and $0.3 million for the years ended December 31, 2011 and December 26, 2010, respectively. As at December 31, 2011, the amount of the net liability is comprised of $5.0 million for statutory severance pay liability, less $4.5 million of cumulative funding by the Company. As at December 26, 2010, the amount of the net liability is comprised of $5.2 million severance pay liability, less $4.9 million in amounts funded.

NOTE 15. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
(in thousands)	December 31, 2011	December 26, 2010	December 27, 2009
Domestic	$29,637	$33,001	$924,259
Foreign	51,246	80,323	(873,158)

	$80,883	$113,324	$51,101

The (recovery of) provision for income taxes consists of the following components:

	Year Ended
(in thousands)	December 31, 2011	December 26, 2010	December 27, 2009
Current:
Domestic	$(3,907)	$19,256	$640
Foreign	13,390	28,616	1,750

	9,483	47,872	2,390

Deferred:
Domestic	4,114	5,822	3,791
Foreign	(17,413)	(23,532)	(1,957)

	(13,299)	(17,710)	1,834

(Recovery of) provision for income taxes	$(3,816)	$30,162	$4,224

Reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

(in thousands)	December 31, 2011	December 26, 2010	December 27, 2009
Income before provision for income taxes	$80,883	$113,324	$51,101
Federal statutory tax rate	35%	35%	35%
Income taxes at U.S. Federal statutory rate	28,309	39,663	17,885
Tax effect on intercompany transactions	22,025	14,846	78,431
Change in liability for unrecognized tax benefits	6,119	10,184	14,093
Non-deductible intangible asset amortization	3,819	8,205	10,982
Non-deductible stock-based compensation	5,234	3,969	4,396
Non-deductible items and other	(6,521)	(394)	(1,596)
Utilization of stock option related loss carry-forwards recorded in equity	3,223	13,407	—
Adjustment of prior years’ taxes and tax credits	(27,236)	(5,095)	340
Investment tax credits, net	(18,455)	(14,416)	(9,934)
Foreign and other rate differential	(25,301)	(31,114)	(15,654)
Change in valuation allowance	4,968	(9,093)	(94,719)

(Recovery of) provision for income taxes	$(3,816)	$30,162	$4,224

On a world-wide consolidated basis, the Company recorded a recovery of income taxes of $3.8 million, a provision for income taxes of $30.2 million and a provision for income taxes of $4.2 million for 2011, 2010, and 2009, respectively. The effective tax rate was negative 5% for 2011 and positive 27% and 8% for 2010 and 2009, respectively.

The difference between our effective tax rates and the 35% US federal statutory rate in each of 2011, 2010, and 2009, resulted primarily from foreign earnings eligible for tax rates lower than the federal statutory rate due to economic incentives subject to certain criteria granted by foreign jurisdictions and extending to approximately 2020, adjustments for prior years taxes and tax credits, the effect of intercompany transactions, investment tax credits earned, changes in valuation allowance, changes in accruals related to the unrecognized tax benefit liabilities, permanent differences arising from stock-based compensation, non-deductible, intangible asset amortization and utilization of stock option related loss carryforwards recorded in equity.

The 2011 recovery of income taxes of $3.8 million consisted of a recovery for $11.3 million related to adjustments to prior period estimates and a foreign subsidiary’s tax audit settlement, $11.8 million decrease in tax expense from operations, net of investment tax credits , $3.2 million tax expense from stock option related loss carryforwards recognized in equity, $6.2 million tax expense relating to unrecognized tax benefits (including associated interest), $3.9 million increase in deferred tax expense arising from amortization of acquisition related intangibles, $6 million tax expense on an inter-company sale of certain assets, as discussed below.

The 2010 provision for income taxes of $30.2 million consisted of $13.4 million tax expense from stock option related loss carryforwards recognized in equity, $10.2 million tax expense relating to unrecognized tax benefits (including associated interest), $5.4 million related to adjustments to prior period estimates, $5.3 million increase in deferred income tax expense arising from amortization of acquisition-related intangibles, $3.2 million deferred tax recovery associated with an unrealized foreign exchange loss arising from foreign currency translation of a foreign subsidiary, $3.2 million tax expense on an inter-company sale of certain assets, as discussed below, $1.1 million tax expense from the inter-company share transfer of certain foreign subsidiaries, and $5.2 million decrease in tax expense from operations, net of investment tax credits.

The 2009 provision for income taxes was $4.2 million, which consisted of a $9.9 million deferred tax recovery associated with an unrealized foreign exchange loss arising from foreign currency translation of a foreign subsidiary, $4.9 million tax expense on an inter-company sale of certain assets, as discussed below, $4.5 million tax expense relating to unrecognized tax benefits (including associated interest), $3.8 million increase in deferred income tax related to past acquisitions, and a $0.9 million increase in tax expense from operations, net of investment tax credits.

The consolidated financial statements for the 2011, 2010 and 2009 include the tax effects associated with the sale of certain assets between our wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly prepaid tax expenses were recorded in the years ended December 31, 2011, December 26, 2010 and December 27, 2009. The balance in long-term prepaid expenses as at December 31, 2011 and December 26, 2010, to be recognized in future years was $16.9 million and $23 million, respectively. The tax expense during 2011, 2010 and 2009 resulting from these transactions was $6 million, $3.2 million, $4.9 million, respectively.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	December 31, 2011	December 26, 2010
Deferred tax assets:
Net operating loss carryforwards	104,522	106,466
Capital loss	1,670	4,031
Credit carryforwards	69,038	40,721
Reserves and accrued expenses	27,221	24,398
Intangible assets	2,740	2,701
Depreciation and amortization	1,150	3,081
Restructuring and other charges	1,680	2,396
State tax loss carryforwards	9,513	8,695
Deferred income	4,101	2,796
Other	—	332
Unrealized loss on investment	29	—

Total deferred tax assets	221,664	195,617
Valuation allowance	(185,776)	(180,808)
Acquired intangible assets and goodwill	(43,039)	(38,925)
Capital gain, sale/write down of assets	—	(1,031)
Depreciation	(4,269)	—
Capitalized technology & other	(474)	(75)
Unrealized gain on investments	—	(801)

Total net deferred taxes	$(11,894)	$(26,023)

At December 31, 2011, the Company has approximately $313 million of federal net operating losses, which will expire through 2027. The Company also has approximately $240 million of state tax loss carryforwards, which expire through 2029. The utilization of a portion of these net operating losses may be subject to annual limitations under federal and state income tax legislation. Substantially, all of the Company’s net operating losses relate to the Company’s domestic operations and no tax benefit has been recorded for these losses. Included in the credit carry-forwards are $55 million of federal research and development credits which expire through 2025, $5 million of federal alternative minimum tax credits which carryforward indefinitely, $12 million of state research and development credits which do not expire, and $4 million foreign tax credits which expire through 2018.

The Company intends to indefinitely reinvest undistributed earnings of foreign subsidiaries. Accordingly, the Company has not recorded a deferred tax liability on these earnings, after taking into account available net operating losses and credits, of approximately $9 million related to federal and state income taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

(in millions)	December 31, 2011	December 26, 2010	December 27, 2009
Gross unrecognized benefit at beginning of the year	$49.9	$40.5	$22.9
Increase in tax position for prior years	—	1.5	3.0
Increase in tax position for current year	4.3	5.9	9.6
Lapse in statute limitation	(1.3)	—	(0.1)
Effect on foreign currency gain (loss) on translation	(0.6)	2.0	5.1

Ending balance before interest accrual	$52.3	$49.9	$40.5

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $52.3 million at December 31, 2011 (2010—$49.9 million, 2009—$40.5 million). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $3 million (2010—$2.8 million, 2009—$1.6 million).

The Company and its subsidiaries file income tax returns in the U.S. and in various states, local and foreign jurisdictions. The 2006 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2007 through 2011 tax years generally remain subject to examination by their respective tax authorities. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next 12 months.

NOTE 16. SEGMENT INFORMATION

The Company derives its net revenues from the following operating segments: Communication Products, Fiber-to-the-Home Products, Enterprise Storage Products, Microprocessor Products, Broadband Wireless Products, Channel Storage Products, and Wireless Infrastructure and Networking Products.

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

	Year Ended
(in thousands)	December 31, 2011	December 26, 2010	December 27, 2009
Net revenues
China	$236,186	$217,148	$204,774
Asia, other	74,832	84,230	80,037
Japan	85,999	95,427	69,611
United States	114,224	96,207	63,490
Taiwan	83,274	90,303	62,275
Europe and Middle East	51,115	45,482	12,853
Other foreign	8,674	6,285	3,099

Total	$654,304	$635,082	$496,139

(in thousands)	December 31, 2011	December 26, 2010	December 27, 2009
Long-lived assets
Canada	$12,685	$12,608	$10,147
United States	7,450	7,014	3,931
Israel	3,885	5,422	3,796
Other	3,775	2,656	3,628

Total	$27,795	$27,700	$21,502

During 2011, the Company had two end customers whose purchases represented 10% or more of net revenues. In 2010 and 2009, the Company had one end customer whose purchases represented 10% or more of net revenues. In 2011, those two end customers had purchases that represented 20% and 10% of net revenues. In each of 2010 and 2009, the Company had one end customer whose purchases represented 20% and 19%, respectively.

NOTE 17. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended
(in thousands, except per share amounts)	December 31, 2011	December 26, 2010	December 27, 2009
Numerator:
Net income:	$84,699	$83,162	$46,877
Denominator:
Basic weighted average common shares outstanding(1)	233,210	231,427	226,225
Dilutive effect of employee stock options and awards	1,974	3,360	3,342

Diluted weighted average common shares outstanding	235,184	234,787	229,567

Basic net income per share	$0.36	$0.36	$0.21
Diluted net income per share	$0.36	$0.35	$0.20

(1)	PMC-Sierra,Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.

NOTE 18. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Year Ended
(in thousands)	December 31, 2011	December 26, 2010	December 27, 2009
Net income	$84,699	$83,162	$46,877
Other comprehensive (loss) income:
Change in net unrealized gains on investments, net of tax of $211 in 2011 (2010—$164; 2009—$264)	(530)	457	616
Change in fair value of derivatives, net of tax of $619 in 2011
(2010—$138; 2009—$1,647)	(2,688)	451	3,766

Total	$81,481	$84,070	$51,259

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2011, we considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 31, 2011. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d -15(f) of the Securities Exchange Act of 1934 as amended).

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment and those criteria, management concludes that we maintained effective control, at the reasonable assurance level, over financial reporting as of December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the internal control over financial reporting of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/S/ DELOITTE & TOUCHE LLP

Vancouver, Canada

February 28, 2012

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled “Election of Directors”, “Code of Business Conduct and Ethics”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Stockholder Meeting.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Proxy Statement for the 2012 Annual Stockholder Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2012 Annual Stockholder Meeting.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of outstanding RSU’s	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	30,483,890	$7.75	26,964,439	(2)
Equity compensation plans not approved by security holders(3)	2,326,191	$10.67	—

Balance at December 31, 2011	32,810,081	$7.98	26,964,439	(4)

(1)	Consists of the 1994 Incentive Stock Plan (the “1994 Plan”), the 2008 Equity Plan (the “2008 Plan”) and the 2011 Employee Stock Purchase Plan (“2011 Plan”).

(2)	Includes 16,136,782 shares available for issuance in the 2008 Plan and 10,827,657 shares available for issuance in the 2011 Plan.

(3)	Consists of the 2001 Stock Option Plan (the “2001 Plan”), which was created to replace a number of stock option plans assumed by us in connection with mergers and acquisitions we completed prior to 2001. The number of options that may be granted under the 2001 Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled plus (iii) 10 million shares that were added to the plan in 2003. This also includes Passave Inc. 2003 Israeli Option Plan (the “2003 Plan”) and the Passave, Inc. 2005 U.S. Stock Incentive Plan (the “2005 Plan”), which were assumed through the Passave acquisition, as well as, the Wintegra, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) which was assumed through the Wintegra acquisition.

(4)	On April 30, 2008 the security holders of PMC Sierra approved the 2008 Equity Plan (the “2008 Plan”). The effective date for the 2008 Plan was January 1, 2009. The 2008 Plan replaced the 1994 Plan and the 2001 Plan, and no further awards shall be made under either the 1994 Plan or the 2001 Plan. On May 6, 2010 the security holders of PMC Sierra approved the 2011 Employee Stock Purchase Plan (the “2011 Plan”). The effective date for the 2011 Plan was February 11, 2011. The 2011 Plan replaced the 1991 Employee Stock Purchase (the “1991 Plan”), and no further awards shall be made under the 1991 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from the information set forth in the section entitled “Executive Compensation Change of Control and Severance Agreements” in our Proxy Statement for the 2012 Annual Stockholder Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from our Proxy Statement for the 2012 Annual Stockholder Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Consolidated Financial Statements

The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K in Item 8 of Part II.

2. Financial Statement Schedules

Financial Statement Schedules required by this item are listed on page [96] of this Annual Report on Form 10-K.

3. Exhibits

The exhibits listed under Item 15(b) are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated	by Reference

Exhibit Number	Description	Form	Date	Number	Filed herewith
2.1	Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010.	8-K	10/26/10	2.1

2.2	Amendment, dated as of November 18, 2010, to the Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra, Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010.	8-K	11/19/10	2.2

3.1	Amended and Restated Certificate of Incorporation of PMC-Sierra, Inc., as amended on May 5, 2011				X

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/08/2001	3.2

3.3	Amended and Restated Bylaws of the Registrant	8-K	5/9/2011	3.2

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	08/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	02/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	09/06/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	09/19/1995	4.3

4.6	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited	8-K	11/03/2005	2.1

4.7	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee	8-K	10/26/2005	4.1

4.8	Agreement and Plan of Merger dated April 4, 2006, between PMC-Sierra, Inc. and Passave Inc.	8-K	04/04/2006	2.1

10.1^	1991 Employee Stock Purchase Plan, as amended	10-K	03/01/2007	10.1

10.2^	1994 Incentive Stock Plan, as amended	10-K	03/01/2007	10.2

10.3^	2001 Stock Option Plan, as amended	10-K	03/01/2007	10.3

10.4^	2008 Equity Plan	S-8	08/12/08	4.2

10.5^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	03/28/03	10.4

10.6^	Form of Change of Control Agreement by and between the Registrant and the executive officers	10-K	2/24/10	10.6

10.7	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. and Pilot Pacific Developments Inc.	10-K	04/14/1997	99.A4

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.8	Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	08/08/2000	10.36

10.9	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

10.10	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	04/02/2001	10.44

10.11	Building Lease Agreement between Transwestern—Robinson I, LLC and PMC-Sierra US, Inc.	10-K	04/02/2001	10.45

10.12*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.	10-K	03/20/2000	10.31

10.13	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

10.14	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc.	10-Q	11/10/2003	10.2

10.15	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C.	10-Q	11/10/2003	10.3

10.16	Director Compensation—Equity Acceleration upon Change of Control	10-Q	8/6/2009	10.1

10.18	United States District Court of Northern District of California San Jose Division—In re PMC-Sierra, Inc. Derivative Litigation—Master File No. C-06-05330-RS—Stipulation of Settlement	8-K	1/26/2010	99.2

10.19	Office Lease	10-Q	11/4/2010	10.1

10.20	Credit Agreement dated as of November 18, 2010 by and among PMC-Sierra US, Inc. a Delaware corporation, PMC-Sierra, Inc., a Delaware corporation, and Bank of America, N.A.	8-K	11/19/10	10.1

10.21	2011 Employee Stock Purchase Plan.	Def 14A	3/10/10	—

10.22	Amended and Restated Executive Employment Agreement				X

11.1	Calculation of earnings per share(1)				X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accountants.				X

24.1	Power of Attorney(2)				X

Exhibit Number	Description	Form	Date	Number	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed).				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission.

^	Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.

(1)	Refer to Note 17 of the consolidated financial statements included in Item 8 of Part II of this Annual Report.

(2)	Refer to Signature page of this Annual Report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: February 28, 2012	/s/ Michael W. Zellner
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

Name	Title	Date

/s/ Gregory S. Lang Gregory S. Lang	President, Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2012

/s/ Michael W. Zellner Michael W. Zellner	Vice President, Chief Financial Officer (and Principal Accounting Officer)	February 28, 2012

/s/ Jonathan Judge Jonathan Judge	Chairman of the Board of Directors	February 28, 2012

/s/ Richard E. Belluzzo Richard E. Belluzzo	Director	February 28, 2012

/s/ James V. Diller James V. Diller	Director	February 28, 2012

/s/ William Kurtz William Kurtz	Director	February 28, 2012

/s/ Frank Marshall Frank Marshall	Director	February 28, 2012

/s/ Michael Farese Michael Farese	Director	February 28, 2012

/s/ Michael A. Klayko Michael A. Klayko	Director	February 28, 2012

/s/ Dr. Richard N. Nottenburg Dr. Richard N. Nottenburg	Director	February 28, 2012

SCHEDULE II—Valuation and Qualifying Accounts

	Balance at Beginning of year	Charged to expenses or other accounts	Write-offs	Balance at end of year
Allowance for doubtful accounts
December 31, 2011	$1,888	$64	$—	$1,952
December 26, 2010	$1,259	$629	$—	$1,888
December 27, 2009	$1,148	$111	$—	$1,259

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMC-Sierra, Inc.

10.22	Amended and Restated Executive Employment Agreement

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document