Form 10-Q
period 2012-04-01
PMC SIERRA INC
filed 2012-05-10
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 1, 2012

or

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

As of May 7, 2012, the registrant had 231,968,445 shares of Common Stock, $0.001 par value, outstanding.

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended
	April 1, 2012	March 27, 2011
Net revenues	$132,094	$157,434
Cost of revenues	41,012	59,161

Gross profit	91,082	98,273

Research and development	59,071	54,499
Selling, general and administrative	28,971	32,209
Amortization of purchased intangible assets	11,287	11,021

Income (loss) from operations	(8,247)	544

Other income (expense):
Gain (loss) on investment securities and other	39	170
Amortization of debt issue costs	(50)	(50)
Foreign exchange gain (loss)	(1,105)	(1,474)
Interest income (expense), net	(179)	(924)

Income (loss) before income taxes	(9,542)	(1,734)
(Provision for) recovery of income taxes	(86,729)	(5,923)

Net income (loss)	$(96,271)	$(7,657)

Net loss per common share - basic	$(0.41)	$(0.03)
Net loss per common share - diluted	$(0.41)	$(0.03)

Shares used in per share calculation - basic	232,142	234,058
Shares used in per share calculation - diluted	232,142	234,058

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	April 1, 2012	March 27, 2011
Net income (loss)	$(96,271)	$(7,657)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $331 and $82	1,768	286
Change in fair value of investment securities, net of tax of $212 and $29	948	73

Other comprehensive income (loss)	2,716	359

Comprehensive income (loss)	$(93,555)	$(7,298)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 1, 2012	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$256,856	$182,571
Short-term investments	66,571	104,391
Accounts receivable, net of allowance for doubtful accounts of $1,952 (2011 - $1,952)	62,826	59,213
Inventories, net	31,192	39,911
Prepaid expenses and other current assets	20,264	23,411
Income taxes receivable	6,221	8,027
Deferred tax assets	32,829	30,725

Total current assets	476,759	448,249
Investment securities	183,674	226,619
Investments and other assets	2,187	2,431
Prepaid expenses	15,737	16,901
Property and equipment, net	27,888	25,364
Goodwill	521,543	520,899
Intangible assets, net	162,342	158,482
Deferred tax assets	598	494

	$1,390,728	$1,399,439

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net	$66,047	$65,122
Accounts payable	21,699	38,340
Accrued liabilities	83,663	66,139
Liability for unrecognized tax benefit	48,186	46,394
Deferred income taxes	2,535	2,450
Deferred income	16,386	16,024

Total current liabilities	238,516	234,469

Long-term obligations	1,334	1,284
Deferred income taxes	41,651	40,663
Liability for unrecognized tax benefit	17,872	17,323

PMC special shares convertible into 1,019 (2011 - 1,029) shares of common stock	1,188	1,228

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 231,823 shares issued and outstanding (2011 - 230,233)	231	230
Additional paid in capital	1,673,686	1,594,437
Accumulated other comprehensive income (loss)	1,570	(1,146)
Accumulated deficit	(585,320)	(489,049)

Total stockholders’ equity	1,090,167	1,104,472

	1,390,728	1,399,439

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 1, 2012	March 27, 2011
Cash flows from operating activities:
Net income (loss)	$(96,271)	$(7,657)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,919	24,828
Stock-based compensation	6,581	6,315
Unrealized foreign exchange (gain) loss, net	1,312	1,360
Net amortization of premiums/discounts and accrued interest of investments	1,462	1,159
Accrued interest on short-term loan	—	589
Gain on investment securities and other	(35)	(170)
Changes in operating assets and liabilities:
Accounts receivable	(3,613)	(10,822)
Inventories	8,719	4,649
Prepaid expenses and other current assets	1,106	(305)
Accounts payable and accrued liabilities	8,225	(13,435)
Deferred income taxes and income taxes payable	68,173	4,326
Accrued restructuring costs	—	(485)
Deferred income	362	(957)

Net cash provided by operating activities	11,940	9,395

Cash flows from investing activities:
Business acquisition	(15,900)	—
Purchases of property and equipment	(9,070)	(2,937)
Purchase of intangible assets	—	(1,194)
Disposals of investment securities	37,144	33,026
Purchases of investment securities	(31,891)	(31,779)
Reclassification of short-term investments and long-term investment securities	74,852	—

Net cash provided by (used) in investing activities	55,135	(2,884)

Cash flows from financing activities:
Repayment of short-term loan	—	(180,991)
Proceeds from issuance of common stock	7,220	7,086

Net cash provided by (used in) financing activities	7,220	(173,905)

Effect of exchange rate changes on cash and cash equivalents	(10)	318
Net increase (decrease) in cash and cash equivalents	74,285	(167,076)
Cash and cash equivalents, beginning of period	182,571	293,355

Cash and cash equivalents, end of period	$256,856	$126,279

Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net	$(1,440)	$1,598

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 1, 2012 AND MARCH 27, 2011

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income (net of tax)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2011	230,233	$230	$1,594,437	$(1,146)	$(489,049)	$1,104,472
Net income (loss)	—	—	—	—	(96,271)	(96,271)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $331	—	—	—	1,768	—	1,768
Change in fair value of investment securities, net of tax of $212	—	—	—	948	—	948

Comprehensive income (loss)						(93,555)

Issuance of common stock under stock benefit plans	1,590	1	7,221	—	—	7,222
Stock-based compensation expense	—	—	6,581	—		6,581
Benefit of stock option related loss carry-forwards	—	—	65,447	—	—	65,447

Balance at April 1, 2012	231,823	$231	$1,673,686	$1,570	$(585,320)	$1,090,167

Balance at December 26, 2010	232,008	$252	$1,575,949	$2,072	$(559,202)	$1,019,071
Net income (loss)	—	—	—	—	(7,657)	(7,657)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $82	—	—	—	286	—	286
Change in fair value of investment securities, net of tax of $29	—	—	—	73	—	73

Comprehensive income (loss)						(7,298)

Conversion of special shares into common shares	75	—	107	—	—	107
Issuance of common stock under stock benefit plans	1,241	1	6,973	—	—	6,974
Stock-based compensation expense	—	—	6,315	—	—	6,315
Benefit of stock option related loss carry-forwards	—	—	2,163	—	—	2,163

Balance at March 27, 2011	233,324	$253	$1,591,507	$2,431	$(566,859)	$1,027,332

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2012 will consist of 52 weeks and will end on Sunday, December 30, 2012. Fiscal 2011 consisted of 53 weeks and ended on Saturday, December 31, 2011. The first quarter of each of 2012 and 2011 consisted of 13 weeks.

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

Recent Accounting Pronouncements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011, provide common definitions of fair value and common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The Company adopted this amendment effective the first quarter of fiscal 2012. The adoption of this amended accounting guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011, requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this amendment effective the first quarter of fiscal 2012, and presented total comprehensive income, the components of net income, and components of other comprehensive income in two separate but consecutive statements.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. This ASU provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If this qualitative criteria is not met, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step quantitative goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of this test. This guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this for the 2012 fiscal year.

NOTE 2. Business Combinations

Acquisition of Wintegra, Inc.

The Company recorded a fair value adjustment related to the inventory acquired as part of the acquisition in the amount of $9.8 million, which was fully expensed through Cost of revenues by the end of the first quarter of 2011.

Certain key employees entered into Holdback Escrow Agreements, whereby a portion of cash consideration otherwise payable per the Merger Agreement was retained and would be distributed under certain conditions, including continued employment over a two-year period. This post-combination expense has been included in the interim Condensed Consolidated Balance Sheet as prepaid expenses and is being amortized straight-line over the two-year period. The amortization is recognized as Selling, general and administrative and Research and development expenses on the interim Condensed Consolidated Statements of Operations. Amortization for the quarters ended April 1, 2012 and March 27, 2011 was $0.4 million and $0.6 million, respectively.

Projects comprising In-Process Research and Development at acquisition are progressing as expected.

Acquisition of 12GB/s SAS expander business from Maxim Integrated Products, Inc.

During the first quarter of fiscal 2012, the Company completed the acquisition of the 12Gb/s Serial attached SCSI (“SAS”) expander business from Maxim Integrated Products, Inc. (“Maxim”). Along with a very experienced team, this acquisition provides a strong strategic fit between PMC’s core strengths in enterprise storage and Maxim’s established traction with expander solutions at the largest server storage original equipment manufacturers. This acquisition was accounted for under the acquisition method of accounting. The financial impact of the acquisition was not material to the Company.

NOTE 3. Derivative Instruments

The Company generates revenues in U.S. dollars but incurs a portion of its operating expenses in foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations on the Company’s operating expenses, the Company purchases forward currency contracts.

As at April 1, 2012, the Company had 129 forward currency contracts (March 27, 2011 – 60) outstanding, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $48.0 million (March 27, 2011 – $44.3 million) and the contracts had a fair value gain of $0.1 million (March 27, 2011 – fair value gain of $1.8 million), which was recorded in other comprehensive (loss) income net of taxes of $0.1 million for the three months ended April 1, 2012 (net of taxes of $0.5 million for the three months ended March 27, 2011).

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

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using a pricing model with inputs that are observable in the market or corroborated with observable market data. Level 2 observable inputs were used in estimating interest rates used to determine the fair value (on a non-recurring basis) of the debt component of the Company’s senior convertible notes. See Note 9. Senior Convertible Notes.

Level 3 – Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all applicable instruments and would include in Level 3 all of those whose fair value is based on significant unobservable inputs. Level 3 inputs are used on a recurring basis to measure the fair value of the liability for contingent consideration. Level 3 inputs are used on a non-recurring basis to measure the fair value of non-financial assets, including intangible assets.

For details pertaining to fiscal 2011 fair value measurements pertaining to the Wintegra acquisition liability for contingent consideration, the Reserve Funds and the impairment of certain intangible assets, see the 2011 Annual Report on Form 10-K.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at April 1, 2012 and December 31, 2011, are summarized below:

	Fair value, April 1, 2012
(in thousands)	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes (1)	$250,588	$—	$—
Money market funds (1)	52,323	—	—
United States (“US”) treasury and government agency notes (1)	64,900	—	—
Foreign government and agency notes (1)	7,844	—	—
US state and municipal securities (1)	1,765	—	—
Forward currency contracts (2)	—	2,940	—

Total assets	$377,420	$2,940	$—

Fair value, December 31, 2011
(in thousands)	Level 1
Assets:
Corporate bonds and notes (1)	$254,521
Money market funds (1)	54,588
United States (“US”) treasury and government agency notes (1)	62,350
Foreign government and agency notes (1)	12,389
US state and municipal securities (1)	1,749

Total assets	$385,597

(1)	Included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.

(2)	Included in Prepaid expenses and other current assets.

Financial liabilities measured on a recurring basis are summarized below:

Fair value, April 1, 2012
(in thousands)	Level 2
Current liabilities:
Forward currency contracts (1)	$—

Fair value, December 31, 2011
(in thousands)	Level 2
Current liabilities:
Forward currency contracts (1)	$1,780

(1)	Included in Accrued liabilities.

Assets/ Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following liabilities have been measured at fair value on a non-recurring basis, as follows:

Fair value,
April 1, 2012
(in thousands)	Level 2
Long-term liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 9. Senior Convertible Notes)	$71,125

Fair value,
December 31, 2011
(in thousands)	Level 2
Long-term liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 9. Senior Convertible Notes)	$67,913

NOTE 5. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost and recorded compensation expense for the three months ended April 1, 2012 and March 27, 2011, as follows:

	Three Months Ended
	April 1,	March 27,
(in thousands)	2012	2011
Cost of revenues	$224	$223
Research and development	2,841	2,697
Selling, general and administrative	3,516	3,395

Total	$6,581	$6,315

The Company received cash of $7.2 million related to the issuance of stock-based awards during the three months ended April 1, 2012. The Company received cash of $7.1 million related to the issuance of stock-based awards during the three months ended March 27, 2011.

Equity Award Plans

The Company issues its common stock under the provisions of the 2008 Equity Plan (the “2008 Plan”). Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

The 2008 Plan was approved by stockholders at the 2008 Annual Meeting. The 2008 Plan became effective on January 1, 2009 (the “Effective Date”). It is a successor to the 1994 Incentive Stock Plan (the “1994 Plan”) and the 2001 Stock Option Plan (the “2001 Plan”). Up to 30,000,000 shares of our common stock have been initially reserved for issuance under the 2008 Plan. To the extent that a share that is subject to an award that counts as 1.6 shares against the 2008 Plan’s share reserve is added back into the 2008 Plan upon expiration or termination of the award or repurchase or forfeiture of the shares, the number of shares of common stock available for issuance under the 2008 Plan will be credited with 1.6 shares. The implementation of the 2008 Plan did not affect any options or restricted stock units outstanding under the 1994 Plan or the 2001 Plan on the Effective Date. To the extent that any of those options or restricted stock units subsequently terminate unexercised or prior to issuance of shares thereunder, the number of shares of common stock subject to those terminated awards will be added to the share reserve available for issuance under the 2008 Plan, up to an additional 15,000,000 shares. No additional shares may be issued under the 1994 Plan or the 2001 Plan. In 2006, the Company assumed the stock option plans and all outstanding stock options of Passave, Inc. as part of the merger consideration in that business combination. In 2010, the Company assumed the stock option plans and all outstanding stock options of Wintegra as part of that business combination.

Activity under the option plans during the three months ended April 1, 2012 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at April 01, 2012
Outstanding, January 1, 2012	29,130,398	$7.97
Granted	178,835	$6.50
Exercised	(293,511)	$4.86
Forfeited	(307,629)	$8.49
Outstanding, April 1, 2012	28,708,093	$7.99	5.94	$17,687,161

Vested & expected to vest, April 1, 2012	27,745,397	$8.01	5.84	$17,499,058

Exercisable, April 1, 2012	19,549,619	$8.33	4.76	$13,881,201

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at April 1, 2012. During the each of the three months ended April 1, 2012 and March 27, 2011, $0.6 million was recorded for forfeitures.

The fair value of the Company’s stock option awards granted to employees during the three months ended April 1, 2012 was estimated using a lattice-binomial valuation model. This model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

The Company’s estimates of expected volatilities are based on a weighted historical and market-based implied volatility. The Company uses historical data to estimate option exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the stock option valuation model and represents the period of time that granted options are expected to be outstanding. The risk-free rate for periods within the expected life of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended
	April 1,	March 27,
	2012	2011
Expected life (years)	4.2	4.1
Expected volatility	44%	43%
Risk-free interest rate	0.6%	1.6%

The weighted average grant-date fair value per stock option granted during the three months ended April 1, 2012, was $2.16. The weighted average grant-date fair value per stock option granted during the three months ended March 27, 2011 was $2.70. The total intrinsic value of stock options exercised during the three months ended April 1, 2012 was $0.6 million.

As of April 1, 2012, there was $19.6 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.6 years.

Restricted	Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the three months ended April 1, 2012 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at April 01, 2012
Unvested shares at January 1, 2012	3,679,683	—	—
Awarded	264,595	—	—
Released	(59,367)	—	—
Forfeited	(67,467)	—	—

End of Period	3,817,444	1.39	$27,600,120
Restricted Stock Units vested and expected to vest April 1, 2012	3,263,996	1.34	$23,598,688

The intrinsic value of RSUs vested during the three months ended April 1, 2012 was $0.4 million. As of April 1, 2012, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $15.0 million, which is expected to be recognized over the next 2.5 years.

Employee Stock Purchase Plan

In 1991, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) under Section 423 of the Internal Revenue Code. The ESPP allows eligible participants to purchase shares of the Company’s common stock at six-month intervals through payroll deductions at a price of 85% of the lower of the fair market value at specific dates in those six-month intervals (calculated in the manner provided in the plan). Shares of the Company’s common stock are offered under the ESPP through a series of successive offering periods, generally with a maximum duration of 24 months. Under the ESPP, the number of shares authorized to be available for issuance under the plan is increased automatically on January 1 of each year until the expiration of the plan. The increase will be limited to the lesser of (i) 1% of the outstanding shares on January 1 of each year, (ii) 2,000,000 shares (after adjusting for stock dividends), or (iii) an amount to be determined by the Board of Directors. The ESPP was terminated on February 10, 2011 and no additional shares will be issued under the ESPP.

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

During the first three months of 2012, 1,231,640 shares were issued under the ESPP and the 2011 Plan at a weighted average price of $4.84 per share. As of April 1, 2012, 9,596,017 shares were available for future issuance under the 2011 Plan compared to 10,827,657 under the 2011 Plan as at December 31, 2011.

The fair values of share purchases through the Company’s ESPP were calculated using the Black-Scholes option pricing model, applying an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended
	April 1,	March 27,
	2012	2011
Expected life (years)	0.5	0.5
Expected volatility	39%	37%
Risk-free interest rate	0.1%	0.2%

The weighted average grant-date fair value per ESPP award granted during the first three months of 2012 was $1.79. The total intrinsic value of ESPP shares issued during the three months ended April 1, 2012 was $2.6 million.

For the period ending April 1, 2012, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.4 million which is expected to be recognized over the next 4 months.

NOTE 6. Balance Sheet Items

a.	Inventories.

Inventories (net of reserves of $8.1 million and $8.3 million at April 1, 2012 and December 31, 2011, respectively) were as follows:

	April 1,	December,
(in thousands)	2012	2011
Work-in-progress	$16,492	$20,367
Finished goods	14,700	19,544

	$31,192	$39,911

b.	Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 31, 2011 to April 1, 2012, and for the same period in the prior year were as follows:

	Three Months Ended
	April 1,	March 27,
(in thousands)	2012	2011
Balance, beginning of the period	$5,415	$5,457
Accrual for new warranties issued	426	480
Reduction for payments and product replacements	(64)	(69)
Adjustments related to changes in estimate of warranty accrual	(427)	(407)

Balance, end of the period	$5,350	$5,461

The Company’s accrual for warranty obligations is included in accrued liabilities in the interim Condensed Consolidated Balance Sheet.

NOTE 7. Investment Securities

The Company’s available for sale investments, by investment type, consists of the following at April 1, 2012 and December 31, 2011:

	April 1, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$52,323	$—	$—	$52,323
Corporate bonds and notes	61,352	—	—	61,352
US treasury and government agency notes	13,500	—	—	13,500

Total cash equivalents	127,175	—	—	127,175

Short-term investments:
Corporate bonds and notes	59,476	2,461	(2)	61,935
Foreign government and agency notes	3,010	84	—	3,094
US states and municipal securities	1,500	42	—	1,542

Total short-term investments	63,986	2,587	(2)	66,571

Long-term investment securities:
Corporate bonds and notes	126,449	968	(116)	127,301
US treasury and government agency notes	51,334	96	(30)	51,400
Foreign government and agency notes	4,699	51	—	4,750
US states and municipal securities	220	3	—	223

Total long-term investment securities	182,702	1,118	(146)	183,674

Total	$373,863	$3,705	$(148)	$377,420

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Other comprehensive income (loss).

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$54,588	$—	$—	$54,588

Total cash equivalents	54,588	—	—	54,588

Short-term investments:
Corporate bonds and notes	85,127	2,449	(35)	87,541
US treasury and government agency notes	10,009	203	—	10,212
Foreign government and agency notes	6,540	97	—	6,637

Total short-term investments	101,676	2,749	(35)	104,390

Long-term investment securities:
Corporate bonds and notes	166,741	688	(449)	166,980
US treasury and government agency notes	52,054	123	(39)	52,138
Foreign government and agency notes	5,713	39	—	5,752
US states and municipal securities	1,720	29	—	1,749

Total long-term investment securities	226,228	879	(488)	226,619

Total	$382,492	$3,628	$(523)	$385,597

*	Gross unrealized gains include accrued interest on investments of $2.4 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Other comprehensive income (loss).

As of April 1, 2012 and December 31, 2011, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of April 1, 2012, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income.

NOTE 8. Short-Term Loan

On November 18, 2010, the Company, PMC-Sierra US, Inc., a Delaware wholly owned subsidiary of the Company (the “Borrower”), and Bank of America, N.A., as the Lender, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides the Borrower with a term loan of $220 million (the “Credit Facility”), which was borrowed on November 18, 2010. The Credit Facility was used to finance, in part, the acquisition of Wintegra by the Company. During 2010, the Company repaid $40 million. As a result, the balance as of December 26, 2010, was $181.0 million, which included accrued interest.

The loan had a maturity date of January 17, 2011 and was fully repaid in the amount of $181.0 million, including accrued interest on January 10, 2011, during the first quarter of 2011.

In the first quarter of 2011, the Company incurred $0.3 million in interest expense related to the short-term loan, which is included in Interest expense, net, in the interim Condensed Consolidated Statements of Operations.

NOTE 9. Senior Convertible Notes

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

As of April 1, 2012, net of repurchases completed to date, the carrying amount of the equity component is $35.2 million (December 31, 2011 - $35.2 million) and the carrying amount of the debt component is $66 million (December 31, 2011 - $65.1 million), which represents the principal amount of $68.3 million (December 31, 2011 - $68.3 million) net of the unamortized discount of $2.3 million (December 31, 2011 - $3.2 million). The $0.9 million increase in the debt component relates to accretion which was recorded in Interest expense, net in the interim Condensed Consolidated Statements of Operations. The balance of deferred debt issue costs at April 1, 2012 is $0.1 million (December 31, 2011 - $0.2 million). Since the holders may require the Company to repurchase the Notes on October 15, 2012, the Company reclassified the debt to short-term liabilities in the fourth quarter of 2011.

NOTE 10. Income Taxes

The Company recorded a provision for income taxes of $86.7 million for the three months ended April 1, 2012, and a provision for income taxes of $5.9 million for the three months ended March 27, 2011, respectively.

For the three months ended April 1, 2012, compared to the same period last year, the increase in the provision for income taxes of $80.8 million was mainly the result of the $85.4 million income tax provision related to an intercompany dividend made in preparation for funding the Company’s share repurchase program. The taxable income generated in the United States by the dividend was offset by available stock-option-related loss carryforwards. Accordingly, a corresponding benefit of $65.4 million was recognized in equity. Foreign withholding taxes of $20 million were accrued during the first quarter of 2012, and paid during the second quarter of 2012. The remaining change is mainly due to the change in mix of income across our foreign subsidiaries. As a result, the Company’s effective tax rate was (909)% for the three months ended April 1, 2012 and (342)% for the three months ended March 27, 2011, respectively.

The difference between our effective tax rate and the 35% federal statutory rate results primarily from foreign earnings eligible for tax rates lower than the federal statutory rate due to economic incentives subject to certain criteria granted by foreign jurisdictions and extending to approximately 2020, adjustments for prior years taxes and tax credits, the effect of intercompany transactions, investment tax credits earned, changes in valuation allowance, changes in accruals related to the unrecognized tax benefit liabilities, permanent differences arising from stock-based compensation, non-deductible, intangible asset amortization and utilization of stock option related loss carryforwards recorded in equity.

As at April 1, 2012, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $66.1 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
(in thousands, except per share amounts)	April 1, 2012	March 27, 2011
Numerator:
Net income (loss)	$(96,271)	$(7,657)
Denominator:
Basic weighted average common shares outstanding (1)	232,142	234,058
Dilutive effect of employee stock options and awards	—	—

Diluted weighted average common shares outstanding (1)	232,142	234,058

Basic net loss per share	$(0.41)	$(0.03)
Diluted net loss per share	$(0.41)	$(0.03)

(1)	PMC-Sierra Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the first three months ended April 1, 2012 and March 27, 2011, the Company had approximately 2.1 million and 3.5 million, respectively, of stock options and Restricted Stock Units that were not included in the diluted net loss per share because they would have been anti-dilutive.

NOTE 12. Subsequent event

On May 2, 2012, the Company entered into an Accelerated Stock Buyback agreement (“ASB agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase an aggregate of $160 million of PMC common stock under an accelerated stock buyback program. The Company will acquire these common shares as part of its $275 million stock repurchase program announced on March 13, 2012.

PMC paid $160 million to Goldman on May 8, 2012 and will receive delivery of shares by Goldman pursuant to the ASB agreement in exchange for delivery of a majority of the shares. The remaining shares to be repurchased will be based generally on the daily volume-weighted average price of PMC’s common stock during the term of the ASB agreement. The purchases under the accelerated stock buyback program are expected to be completed by January 2013 although the completion date may be accelerated at Goldman’s option. The actual number of shares repurchased will be determined at the completion of the accelerated stock buyback program.

Based on the above, the Company reclassified $42.5 million from short-term investments and $32.4 million from long-term investment securities to cash and cash equivalents as at April 1, 2012, as they were subsequently liquidated to fund the payment to Goldman noted above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “could”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources and liquidity sufficiency, sources of liquidity, capital expenditures, interest income and expenses, restructuring activities, cash commitments, purchase commitments, use of cash, our expectation regarding our amortization of purchased intangible assets, our expectations regarding our business acquisitions, and our expectation regarding distribution from certain investments. Such statements, particularly in the “Business Outlook” section, are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. (See also “Risk Factors” Part II, Item 1A. and our other filings with the Security Exchange Commission (“SEC”)). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the filing date of this Quarterly Report.

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

Our current revenues are generated by a portfolio of approximately 640 products which we have designed and developed or acquired. PMC’s diverse product portfolio enables many different types of communications network infrastructure equipment in three market segments: Storage, Mobile and Optical networks.

1.	Our Storage network products enable high-speed communication servers, switches and storage devices to store, manage and move large quantities of data securely;

2.	Our Optical network products are used in optical transport platforms, multi-services provisioning platforms, and edge routers where they gather, process and transmit disparate traffic to their next destination in the network; and

3.	Our Mobile network products are used in wireless base stations, mobile backhaul, and aggregation equipment.

The following discussion of the financial condition and results of our operations should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included in this Form 10-Q.

Results of Operations

First Quarter of 2012 and 2011

Net revenues

	First Quarter
($ millions)	2012	2011	Change
Net revenues	$132.1	$157.4	(16)%

Overall net revenues for the first quarter of 2012 were $132.1 million, a decrease of $25.3 million compared to the first quarter of 2011. This 16% year-over-year decrease was mainly attributable to customers working down inventory and reduced revenue from the carrier equipment market.

Storage represented 66% of our net revenues in the first quarter of 2012 compared to 56% in the same period of 2011. The Storage net revenues decreased by 2% compared to the same quarter in 2011. This was due mainly to some of our large OEM customers continuing to consume inventories purchased in prior quarters, partially offset by higher volumes of our 6G SAS products and the production ramp of Intel’s Romley platform, for which we supply our SRCv product.

Optical represented 20% of our net revenues in the first quarter of 2012 compared to 26% in the same period of 2011. The Optical net revenues decreased by 37% compared to the same quarter in 2011. This was reflective of end-market weakness in the first quarter of 2012 in the areas of metro and access as customers worked through existing inventories. We also experienced a reduction in sales volumes from legacy Synchronous Optical Networking (“SONET”), Asynchronous Transfer Mode and microprocessor products in the first quarter of 2012 compared to the same quarter in 2011.

Mobile represented 14% our net revenues for the first quarter of 2012 compared to 17% in the same period of 2011. The Mobile net revenues decreased by 32% compared to the same quarter in 2011. This decrease was mainly due to excess inventory at a couple of our major customers and general carrier equipment market weakness.

On a sequential basis, our net revenues were 13% lower than the fourth quarter of 2011. The reduction is due to customers consuming inventory and lower carrier equipment OEM revenue.

Gross profit

	First Quarter
($ millions)	2012	2011	Change
Gross profit	$91.1	$98.3	(7)%
Percentage of net revenues	69%	62%

Total gross profit decreased by $7.2 million in the first quarter of 2012 on lower net revenues compared to the same period in 2011. Gross profit as a percentage of net revenues increased 7%. This increase is mainly due to $9 million of expense related to our acquisition of Wintegra in November 2010, specifically, the effect of fair value adjustments related to inventory acquired from Wintegra and sold during the first quarter of 2011. As a result, gross profit as a percentage of net revenues would have been 68% had it not been for this fair value adjustment. The remainder of the change is due to product mix.

Sequentially, gross profit as a percentage of net revenues remained at 69%. We were able to offset the negative effect on gross margin percentage of fixed costs over the lower net revenues in the first quarter of 2012 through cost saving initiatives.

Operating expenses

	First Quarter
($ millions)	2012	2011	Change
Research and development	$59.1	$54.5	8%
Percentage of net revenues	45%	35%

Selling, general and administrative	$29.0	$32.2	(10)%
Percentage of net revenues	22%	20%

Amortization of purchased intangible assets	$11.3	$11.0	3%
Percentage of net revenues	9%	7%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses increased by $4.6 million in the first quarter of 2012 compared to the same period last year. This was primarily the result of the increase in payroll-related costs associated with planned hiring and $1.5 million in termination costs incurred in the first quarter of 2012, partially offset by lower product related tape-out costs.

Sequentially, R&D expenses were $2.6 million higher in the first quarter of 2012 as compared to the fourth quarter of 2011 mainly due to the annual reset of employee payroll benefits at the beginning of the calendar year, $1.5 million in termination costs incurred in the first quarter of 2012, partially offset by lower tape-out activity in the first quarter of 2012.

Selling, general and administrative (“SG&A”) expenses decreased by $3.2 million in the first quarter of 2012 compared to the same period in the prior year, mainly due to the reduction in lease exit costs. During the first quarter of 2011, we recognized $3.4 million for lease exit costs.

Sequentially, SG&A expenses were $2 million higher in the first quarter of 2012 as compared to the fourth quarter of 2011 mainly due to the annual payroll reset of employee benefits at the beginning of the calendar year and net change in lease exit costs.

Amortization of purchased intangible assets

Amortization expense for acquired intangible assets related to developed technology, in-process research and development, customer relationships, trademarks and backlog increased by $0.3 million in the first quarter of 2012 compared to the same period in 2011. The increase was primarily the result of amortization related to the intangible assets identified in the purchase price allocation for our acquisition of Wintegra.

Other expense and Provision for income taxes

	First Quarter
($ millions)	2012	2011	Change
Gain on investment securities and other	$—	$0.2	(100%)
Amortization of debt issue costs	$(0.1)	$(0.1)	—%
Foreign exchange loss	$(1.1)	$(1.5)	(27)%
Interest expense, net	$(0.2)	$(0.9)	—%
Provision for income taxes	$(86.7)	$(5.9)	(1,369)%

Gain on investment securities and other

We recorded a gain on sale of investment securities of $nil and $0.2 million, related to the disposition of investment securities in the first quarter of 2012 and 2011, respectively.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.1 million in the first quarter of 2012 and 2011, relating to our senior convertible notes.

Foreign exchange loss

We recognized a net foreign exchange loss of $1.1 million in the first quarter of 2012 compared to a net foreign exchange loss of $1.5 million in the first quarter of 2011. This was primarily due to foreign exchange gain and loss on the revaluation of our foreign denominated assets and liabilities. This was driven by the United States Dollar depreciating by approximately 1% during the first quarter of 2012 compared to depreciating by approximately 3% during the first quarter of 2011, against currencies applicable to our foreign operations.

Interest expense, net

Net interest expense decreased by $0.7 million in the first quarter of 2012 compared to the first quarter of 2011.

Provision for income taxes

See Part I – Financial Information. Item 1. Financial Statements - Note 10. Income Taxes.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our interim condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2011, which also provides commentary on our most critical accounting estimates.

As discussed more fully in our Form 10-K for the year ended December 31, 2011 in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Critical Accounting Policies and Estimates section and Item 8. Financial Statements and Supplementary Data, in Note 1. Summary of Significant Accounting Policies, goodwill is reviewed for impairment annually and more frequently if an event occurs or circumstances change that could reduce the fair value below its carrying value.

There were no indications of impairment to acquisition related goodwill or intangible assets during the first three months of 2012. Changes in the estimated fair values of these assets in the future could result in impairment charges or changes to our expected amortization, which could be material.

Business Outlook

We expect our net revenues for the second quarter of 2012 to be approximately $136 million to $144 million. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenue is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. We expect the turns business percentage from the beginning of the second quarter of 2012 to be approximately 26%. A number of factors such as volatile macroeconomic conditions could impact achieving our revenue outlook.

We anticipate our second quarter 2012 gross margin percentage to be in the range of 68.9% to 69.9%, which includes approximately $0.2 million stock-based compensation expense. This could vary depending on the volumes of products sold, since many of our costs are fixed. The gross margin percentage will also vary depending on the mix of products sold.

In the second quarter of 2012, we expect research and development and selling, general and administrative expenses to be approximately $95.2 million to $97.2 million, including stock-based compensation expense of approximately $6.1 million to $7.1 million, and amortization of purchased intangible assets related to our past acquisitions of $11.6 million.

We anticipate that net interest expense will be approximately $0.4 million in the second quarter of 2012, consisting of income earned from our cash and cash equivalents, short-term investments and long-term investment securities, partially offset by interest expense related to our outstanding senior convertible notes.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. The combination of cash and cash equivalents, short-term investments, and long-term investment securities at April 1, 2012 totaled $507.1 million, which is comprised of the following:

	April 1, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$129,681	$—	$—	$129,681
Money market funds	52,323	—	—	52,323
Corporate bonds and notes	61,352	—	—	61,352
US Treasury and Government Agency notes	13,500	—	—	13,500

Total cash and cash equivalents	256,856	—	—	256,856

Short-term investments:
Corporate bonds and notes	59,476	2,461	(2)	61,935
Foreign Government and Agency notes	3,010	84	—	3,094
US States and Municipal securities	1,500	42	—	1,542

Total short-term investments	63,986	2,587	(2)	66,571

Long-term investment securities:
Corporate bonds and notes	126,449	968	(116)	127,301
US Treasury and Government Agency notes	51,334	96	(30)	51,400
Foreign Government and Agency notes	4,699	51	—	4,750
US States and Municipal securities	220	3	—	223

Total long-term investment securities	182,702	1,118	(146)	183,674

Total	$503,544	$3,705	$(148)	$507,101

*	Gross unrealized gains include accrued interest on investments of $2.1 million. The remainder of the gross unrealized gains and losses is included in the interim Condensed Consolidated Balance Sheet as Other comprehensive income.

Most of our cash and cash equivalents, short-term investments, and long-term investment securities balances as at April 1, 2012 are held directly by the Company in the United States.

As of April 1, 2012, we had $66 million of senior convertible notes outstanding, recorded on our interim Condensed Consolidated Balance Sheet. The face value of the senior convertible notes as of April 1, 2012 was $68.3 million.

Operating Activities

During the first three months of 2012, we generated net positive operating cash flows of $11.9 million, compared to $9.4 million generated in the first three months of 2011.

Despite a year over year increase in net loss, cash generation from operations improved. This was primarily due to positive changes in our working capital accounts. The largest swing in working capital was an increase in taxes payable relating to an intercompany dividend paid in March 2012. Also, in the first quarter of 2011, sales were heavily weighted toward March, leading to higher accounts receivable balances at the end of the quarter, given typical 30 day credit terms whereas sales in the first quarter of 2012 were more evenly spread throughout the quarter. This led to a much lower outflow of operating cash flow in 2012 than in 2011. Inventories were managed tightly in 2012, leading to an $8.7 million cash inflow, and accounts payable provided $8.2 million due to the timing of vendor payments, as opposed to any significant trend in purchasing.

Investing Activities

We generated $55.1 million of net cash from investing activities in the first three months of 2012. This is compared to the $2.9 million use of cash in the first quarter of 2011. This was due to spending $15.9 million in the first quarter of 2012 to acquire the 12Gb/s SAS expander business from Maxim Integrated Products, Inc. and not conducting a similar transaction in the first quarter of 2011. In 2012, we also had a net cash inflow of $5.3 million from investing activities and $9.1 million outflow for payments for the purchase of property and equipment used in the normal course of our business. In 2012, we also had an inflow of net cash of $74.9 million due to the reclassification of short-term investments and long-term investment securities (please see Part I – Financial Information . Item 1. Financial Statements—Note 12. Subsequent Event for further details)

Financing Activities

We generated $7.2 million from employee related stock issuances, which was comparable to 2011.

In the first three months of 2011, we used $181 million to repay the short-term loan obtained to fund our acquisition of Wintegra.

Contractual Obligations

As of April 1, 2012, we had cash commitments made up of the following:

		Less than 1			More than 5
(in thousands)	Total	year	1-3 years	3-5 years	years
Operating Lease Obligations:
Minimum Rental Payments	$49,379	$7,008	$16,396	$12,714	$13,261
Estimated Operating Cost Payments	14,813	2,414	5,339	4,108	2,952
Long Term Debt:
Principal Repayment	68,340	—	—	—	68,340
Interest Payments	21,527	1,538	3,075	3,075	13,839
Purchase and other Obligations	14,265	12,333	1,932	—	—

Total	$168,324	$23,293	$26,742	$19,897	$98,392

In addition to the amounts shown in the table above, we have recorded a $66.1 million liability for unrecognized tax benefits as of April 1, 2012, and we are uncertain as to if or when such amounts may be realized.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $32.7 million at April 1, 2012 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $28 million of cash in the remainder of 2012 for property and equipment and purchases of intellectual property.

We continue to expect that our cash from operations, short-term investments and long-term investment securities will continue to be our primary sources of liquidity. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, and capital expenditures through the next twelve months.

Please see Part I – Financial Information . Item 1. Financial Statements - Note 12. Subsequent Event for further details regarding our share repurchase program, which we expect to fund with available cash and investment securities.

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

Based on a sensitivity analysis performed on the financial instruments held at April 1, 2012, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 50, 100, or 150 basis points would result in a decline, or increase, in portfolio value of approximately $2.3 million, $4.6 million, and $6.9 million, respectively.

Senior Convertible Notes:

At April 1, 2012, $68.3 million in face value of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our senior convertible notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, and changes in our credit worthiness.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required. If the counterparties to our foreign forward currency contracts that matured in the fiscal quarter ended April 1, 2012 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the first three months of 2012 would have increased by $0.3 million. See Part I – Financial Information. Item 1. Financial Statements—Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first three months of 2012, we recorded a $1.3 million foreign exchange loss on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $3.1 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first three months of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS.

Our company is subject to a number of risks. Some of these risks are common in the fabless semiconductor industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this report before investing in PMC. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

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

As a result, there could be significant variability in the demand for our products, and our past operating results may not be indicative of our future operating results.

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

We depend on a limited number of customers for large portions of our net revenues. During the rolling twelve month period ended April 1, 2012, we had two end customers that each accounted for more than 10% of our revenues, namely Hewlett-Packard Company (“HP”) and EMC Corporation.

During the first three months of 2012 and 2011, our top ten customers accounted for more than 60% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Our results of operations continue to be influenced by our sales to customers in Asia. Government agencies in this region have broad discretion and authority over many aspects of the telecommunications and information technology industry. Accordingly, their decisions may impact our ability to do business in this region, and significant changes in this region’s political and economic conditions and governmental policies could have a substantial negative impact on our business.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $1.3 million foreign exchange loss on the revaluation of our income tax liability in the first three months of 2012 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $3.1 million impact to our pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In the first three months of 2012, three outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We also have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough or at an acceptable cost, to satisfy our production requirements.

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

We have operations, which are primarily research and development facilities, located in Israel and India which employ approximately 270 and 140 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

To compete effectively, we must protect our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We hold numerous patents and have a number of pending patent applications. However, our portfolio of patents evolves as new patents are issued and older patents expire and the expiration of patents could have a negative effect on our ability to prevent competitors from duplicating certain of our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 1, 2012, we adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this amendment effective the first quarter of fiscal 2012, and presented total comprehensive income, the components of net income, and components of other comprehensive income in two separate but consecutive statements. The following presents the retrospective application of ASU 2011-05 for each of the three fiscal years December 31, 2011, December 26, 2010, and December 27, 2009:

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 31, 2011	December 26, 2010	December 27, 2009
Net income	$84,699	$83,162	$46,877
Other comprehensive (loss) income:
Change in fair value of derivatives, net of tax of $619 in 2011 (2010 - $138; $2009 - $1,647)	(2,688)	451	3,766
Change in fair value of investment securities, net of tax of $211 in 2011 (2010 - $164; 2009 - $264)	(530)	457	616

Other comprehensive (loss) income	(3,218)	908	4,382

Comprehensive income	$81,481	$84,070	$51,259

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

32.1	Certification Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer)					X

32.2	Certification Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: May 10, 2012	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and
Principal Accounting Officer