Form 10-Q
period 2012-07-01
PMC SIERRA INC
filed 2012-08-09
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 1, 2012

or

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

As of August 7, 2012, the registrant had 208,452,494 shares of Common Stock, $0.001 par value, outstanding.

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Net revenues	$137,762	$171,018	$269,856	$328,452
Cost of revenues	41,253	52,663	82,265	111,824

Gross profit	96,509	118,355	187,591	216,628

Research and development	56,699	56,421	115,770	110,920
Selling, general and administrative	29,290	29,366	58,261	61,575
Amortization of purchased intangible assets	11,626	11,031	22,913	22,052

(Loss) income from operations	(1,106)	21,537	(9,353)	22,081

Other income (expense):
Gain on investment securities and other	527	167	566	337
Amortization of debt issue costs	(50)	(50)	(100)	(100)
Foreign exchange gain (loss)	1,608	(623)	503	(2,097)
Interest expense, net	(563)	(571)	(742)	(1,495)

Income (loss) before recovery of (provision for) income taxes	416	20,460	(9,126)	18,726
Recovery of (provision for) income taxes	26,064	(3,725)	(60,665)	(9,648)

Net income (loss)	$26,480	$16,735	$(69,791)	$9,078

Net income (loss) per common share - basic	$0.12	$0.07	$(0.31)	$0.04
Net income (loss) per common share - diluted	$0.12	$0.07	$(0.31)	$0.04

Shares used in per share calculation - basic	222,316	234,993	227,229	234,526
Shares used in per share calculation - diluted	224,560	237,506	227,229	237,531

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Net income (loss)	$26,480	$16,735	$(69,791)	$9,078
Other comprehensive (loss) income:
Change in fair value of derivatives, net of tax of $103, $245, $228, and $163	(688)	(654)	1,080	(368)
Change in fair value of investment securities, net of tax of $313, $218, $101, and $247	(1,001)	547	(53)	620

Other comprehensive (loss) income	(1,689)	(107)	1,027	252

Comprehensive income (loss)	$24,791	$16,628	$(68,764)	$9,330

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 1, 2012	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$101,025	$182,571
Short-term investments	68,437	104,391
Accounts receivable, net of allowance for doubtful accounts of $1,952 (2011 - $1,952)	65,578	59,213
Inventories, net	29,162	39,911
Prepaid expenses and other current assets	21,392	23,411
Income taxes receivable	4,768	8,027
Deferred tax assets	37,004	30,725

Total current assets	327,366	448,249
Investment securities	170,944	226,619
Investments and other assets	5,074	2,431
Prepaid expenses	14,127	16,901
Property and equipment, net	34,358	25,364
Goodwill	521,492	520,899
Intangible assets, net	154,896	158,482
Deferred tax assets	389	494

	$1,228,646	$1,399,439

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net	$66,989	$65,122
Accounts payable	26,881	38,340
Accrued liabilities	73,053	66,139
Liability for unrecognized tax benefit	48,861	46,394
Deferred income taxes	2,450	2,450
Deferred income	14,777	16,024

Total current liabilities	233,011	234,469

Long-term obligations	3,415	1,284
Deferred income taxes	42,638	40,663
Liability for unrecognized tax benefit	19,654	17,323

PMC special shares convertible into 1,019 (2011 - 1,029) shares of common stock	1,188	1,228

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 209,790 shares issued and outstanding (2011 - 230,233)	210	230
Additional paid-in capital	1,546,547	1,594,437
Accumulated other comprehensive loss	(119)	(1,146)
Accumulated deficit	(617,898)	(489,049)

Total stockholders’ equity	928,740	1,104,472

	$1,228,646	$1,399,439

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 1, 2012	June 26, 2011
Cash flows from operating activities:
Net (loss) income	$(69,791)	$9,078
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,041	40,723
Stock-based compensation	13,890	13,361
Unrealized foreign exchange (gain) loss, net	(174)	1,828
Net amortization of premiums/discounts and accrued interest of investments	2,984	2,186
Accrued interest on short-term loan	—	589
Gain on investment securities and other	(551)	(336)
Asset impairment	260	—
Taxes related to intercompany dividend	60,940	—

Changes in operating assets and liabilities:
Accounts receivable	(6,367)	(1,759)
Inventories	10,749	8,017
Prepaid expenses and other current assets	(1,506)	1,698
Accounts payable and accrued liabilities	(22,838)	(9,045)
Deferred income taxes and income taxes receivables / payables	1,658	4,208
Accrued restructuring costs	—	(970)
Deferred income	(1,247)	(2,154)

Net cash provided by operating activities	20,048	67,424

Cash flows from investing activities:
Business acquisition	(15,900)	—
Purchases of property and equipment	(15,818)	(5,861)
Purchase of intangible assets	(2,291)	(3,930)
Disposals of investment securities	73,579	72,276
Purchases of investment securities	(59,210)	(72,957)
Reclassification of short-term investments and long-term investment securities	74,852	—

Net cash provided by (used in) investing activities	55,212	(10,472)

Cash flows from financing activities:
Repurchases of common stock	(155,783)	(9,704)
Equity forward contract related to accelerated share repurchase program	(9,827)	—
Repayment of short-term loan	—	(180,991)
Proceeds from issuance of common stock	8,949	10,454

Net cash used in financing activities	(156,661)	(180,241)

Effect of exchange rate changes on cash and cash equivalents	(145)	455
Net decrease in cash and cash equivalents	(81,546)	(122,834)
Cash and cash equivalents, beginning of period	182,571	293,355

Cash and cash equivalents, end of period	$101,025	$170,521

Supplemental disclosures of cash flow information:
Cash (refund received) paid for income taxes, net	$(1,952)	$5,442

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2012 AND JUNE 26, 2011

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss) (net of tax)	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 2, 2012	231,823	$231	$1,673,686	$1,570	$(585,320)	$1,090,167
Net income	—	—	—	—	26,480	26,480
Other comprehensive loss:
Change in fair value of derivatives, net of tax of $103	—	—	—	(688)	—	(688)
Change in fair value of investment securities, net of tax of $313	—	—	—	(1,001)	—	(1,001)

Comprehensive income						24,791

Issuance of common stock under stock benefit plans	1,081	2	956	—	—	958
Stock-based compensation expense	—	—	7,309	—	—	7,309
Benefit of stock option related loss carry-forwards	—	—	(28,875)	—	—	(28,875)
Repurchases of common stock	(23,114)	(23)	(96,702)	—	(59,058)	(155,783)
Equity forward contract related to accelerated share repurchase program	—	—	(9,827)	—	—	(9,827)

Balance at July 1, 2012	209,790	$210	$1,546,547	$(119)	$(617,898)	$928,740

Balance at March 28, 2011	233,324	$253	$1,591,507	$2,431	$(566,859)	$1,027,332
Net income	—	—	—	—	16,735	16,735
Other comprehensive loss:
Change in fair value of derivatives, net of tax of $245	—	—	—	(654)	—	(654)
Change in fair value of investment securities, net of tax of $218	—	—	—	547	—	547

Comprehensive income						16,628

Conversion of special shares into common shares	266	—	381	—	—	381
Issuance of common stock under stock benefit plans	1,253	1	2,515	—	—	2,516
Stock-based compensation expense	—	—	7,046	—	—	7,046
Benefit of stock option related loss carry-forwards	—	—	(879)	—	—	(879)
Repurchases of common stock	(1,308)	(1)	(9,703)	—	—	(9,704)

Balance at June 26, 2011	233,535	$253	$1,590,867	$2,324	$(550,124)	$1,043,320

Balance at January 1, 2012	230,233	$230	$1,594,437	$(1,146)	$(489,049)	$1,104,472
Net loss	—	—	—	—	(69,791)	(69,791)
Other comprehensive income:
Change in fair value of derivatives, net of tax of $228	—	—	—	1,080	—	1,080
Change in fair value of investment securities, net of tax of $101	—	—	—	(53)	—	(53)

Comprehensive loss						(68,764)

Issuance of common stock under stock benefit plans	2,671	3	8,177	—	—	8,180
Stock-based compensation expense	—	—	13,890	—	—	13,890
Benefit of stock option related loss carry-forwards	—	—	36,572	—	—	36,572
Repurchases of common stock	(23,114)	(23)	(96,702)	—	(59,058)	(155,783)
Equity forward contract related to accelerated share repurchase program	—	—	(9,827)	—	—	(9,827)

Balance at July 1, 2012	209,790	$210	$1,546,547	$(119)	$(617,898)	$928,740

Balance at December 27, 2010	232,008	$252	$1,575,949	$2,072	$(559,202)	$1,019,071
Net income	—	—	—	—	9,078	9,078
Other comprehensive income:
Change in fair value of derivatives, net of tax of $163	—	—	—	(368)	—	(368)
Change in fair value of investment securities, net of tax of $247	—	—	—	620	—	620

Comprehensive income						9,330

Conversion of special shares into common shares	341	—	488	—	—	488
Issuance of common stock under stock benefit plans	2,494	2	9,488	—	—	9,490
Stock-based compensation expense	—	—	13,361	—	—	13,361
Benefit of stock option related loss carry-forwards	—	—	1,284	—	—	1,284
Repurchases of common stock	(1,308)	(1)	(9,703)	—	—	(9,704)

Balance at June 26, 2011	233,535	$253	$1,590,867	$2,324	$(550,124)	$1,043,320

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2012 will consist of 52 weeks and will end on Sunday, December 30, 2012. Fiscal 2011 consisted of 53 weeks and ended on Saturday, December 31, 2011. The second quarter of each of 2012 and 2011 consisted of 13 weeks.

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

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. This ASU provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If this qualitative criteria is not met, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step quantitative goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of this test. This guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this for the 2012 fiscal year. The adoption of this did not have an impact on our consolidated financial statements.

NOTE 2. Business Combinations

Acquisition of Wintegra, Inc.

The Company recorded a fair value adjustment related to the inventory acquired as part of the Wintegra, Inc. (“Wintegra”) acquisition in the amount of $9.8 million, which was fully expensed through Cost of revenues by the end of the first quarter of 2011.

Certain key employees entered into Holdback Escrow Agreements, whereby a portion of cash consideration otherwise payable per the Merger Agreement was retained and would be distributed under certain conditions, including continued employment over a two-year period. This post-combination expense has been included in the interim Condensed Consolidated Balance Sheet as prepaid expenses and is being amortized straight-line over the two-year period. The amortization is recognized as Selling, general and administrative and Research and development expenses on the interim Condensed Consolidated Statements of Operations. Amortization for the three and six months ended July 1, 2012, were $0.4 million and $0.7 million, respectively. Amortization for the three and six months ended June 26, 2011 were $0.4 million and $0.9 million, respectively.

Projects comprising In-Process Research and Development at acquisition have progressed as expected, and are now completed.

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

As at July 1, 2012, the Company had 135 forward currency contracts (June 26, 2011 – 44) outstanding, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $39.3 million (June 26, 2011 – $31.4 million) and the contracts had a fair value loss of $0.5 million (June 26, 2011 – fair value gain of $0.8 million), which was recorded in Accumulated other comprehensive income (loss) net of taxes of $nil million for the six months ended July 1, 2012 (net of taxes of $0.2 million for the six months ended June 26, 2011).

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at July 1, 2012 and December 31, 2011, are summarized below:

(in thousands)	Fair value, July 1, 2012
	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes (1)	$179,018	$—	$—
Money market funds (1)	24,564	—	—
United States (“US”) treasury and government agency notes (1)	50,232	—	—
Foreign government and agency notes (1)	8,390	—	—
US state and municipal securities (1)	1,742	—	—

Total assets	$263,946	$—	$—

Fair value, December 31, 2011
(in thousands)	Level 1
Assets:
Corporate bonds and notes (1)	$254,522
Money market funds (1)	54,588
US treasury and government agency notes (1)	62,350
Foreign government and agency notes (1)	12,389
US state and municipal securities (1)	1,749

Total assets	$385,598

(1)	Included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.

Financial liabilities measured on a recurring basis are summarized below:

Fair value, July 1, 2012
(in thousands)	Level 2
Current liabilities:
Forward currency contracts (1)	$472

Fair value, December 31, 2011
(in thousands)	Level 2
Current liabilities:
Forward currency contracts (1)	$1,780

(1)	Included in Accrued liabilities.

Assets/ Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following liabilities have been measured at fair value on a non-recurring basis, as follows:

Fair value, July 1, 2012
(in thousands)	Level 2
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 9. Senior Convertible Notes)	$68,084

Fair value, December 31, 2011
(in thousands)	Level 2
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 9. Senior Convertible Notes)	$67,913

NOTE 5. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost and recorded compensation expense for the three and six months ended July 1, 2012 and June 26, 2011, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Cost of revenues	$252	$260	$476	$483
Research and development	2,900	2,927	5,741	5,624
Selling, general and administrative	4,157	3,859	7,673	7,254

Total	$7,309	$7,046	$13,890	$13,361

The Company received cash of $1.7 million and $8.9 million related to the issuance of stock-based awards during the three and six months ended July 1, 2012. The Company received cash of $3.4 million and $10.5 million related to the issuance of stock-based awards during the three and six months ended June 26, 2011.

Equity Award Plans

The Company issues its common stock under the provisions of the 2008 Equity Plan (the “2008 Plan”). Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

The 2008 Plan was approved by stockholders at the 2008 Annual Meeting. The 2008 Plan became effective on January 1, 2009 (the “Effective Date”). It is a successor to the 1994 Incentive Stock Plan (the “1994 Plan”) and the 2001 Stock Option Plan (the “2001 Plan”). Up to 30,000,000 shares of our common stock have been initially reserved for issuance under the 2008 Plan. At the 2012 Annual Meeting, stockholders approved an increase in shares reserved for issuance under the 2008 plan by 9,500,000 shares which shares were registered on May 14, 2012 on Form S-8 bringing the total number of authorized and registered shares available under the 2008 Plan to 39,500,000. To the extent that a share that is subject to an award that counts as 1.6 shares against the 2008 Plan’s share reserve is added back into the 2008 Plan upon expiration or termination of the award or repurchase or forfeiture of the shares, the number of shares of common stock available for issuance under the 2008 Plan will be credited with 1.6 shares. The implementation of the 2008 Plan did not affect any options or restricted stock units outstanding under the 1994 Plan or the 2001 Plan on the Effective Date. To the extent that any of those options or restricted stock units subsequently terminate unexercised or prior to issuance of shares thereunder, the number of shares of common stock subject to those terminated awards will be added to the share reserve available for issuance under the 2008 Plan, up to an additional 15,000,000 shares. No additional shares may be issued under the 1994 Plan or the 2001 Plan. In 2006, the Company assumed the stock option plans and all outstanding stock options of Passave, Inc. as part of the merger consideration in that business combination. In 2010, the Company assumed the stock option plans and all outstanding stock options of Wintegra as part of that business combination.

Activity under the option plans during the six months ended July 1, 2012 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at July 1, 2012
Outstanding, January 1, 2012	29,130,398	$7.97
Granted	421,423	$6.44
Exercised	(645,819)	$4.92
Forfeited	(858,576)	$8.80

Outstanding, July 1, 2012	28,047,426	$7.99	5.67	$7,789,661

Vested & expected to vest, July 1, 2012	27,414,545	$8.01	5.60	$7,750,361

Exercisable, July 1, 2012	20,945,714	$8.24	4.78	$6,288,515

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at July 1, 2012. During the each of the six months ended July 1, 2012, and June 26, 2011, $1.4 million and $1.5 million were recorded for forfeitures, respectively.

The fair value of the Company’s stock option awards granted to employees during the six months ended July 1, 2012 was estimated using a lattice-binomial valuation model. This model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Expected life (years)	6.2	4.6	5.3	4.5
Expected volatility	45%	42%	45%	42%
Risk-free interest rate	0.9%	2.0%	0.8%	2.0%

The weighted average grant-date fair value per stock option granted during the three and six months ended July 1, 2012, was $2.70 and $2.47, respectively. The weighted average grant-date fair value per stock option granted during the three and six months ended June 26, 2011 was $2.59 and $2.60, respectively. The total intrinsic value of stock options exercised during the three and six months ended July 1, 2012 was $0.6 million and $1.1 million, respectively.

As of July 1, 2012, there was $17 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.3 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the six months ended July 1, 2012 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at July 1, 2012
Unvested shares at January 1, 2012	3,679,683	—	—
Awarded	682,871	—	—
Released	(913,547)	—	—
Forfeited	(164,108)	—	—
End of Period	3,284,899	1.52	$20,169,169
Restricted Stock Units vested and expected to vest July 1, 2012	2,799,701	1.48	$17,190,164

The intrinsic value of RSUs vested during the three and six months ended July 1, 2012 was $5.5 million and $5.9 million, respectively. As of July 1, 2012, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $15 million, which is expected to be recognized over the next 2.4 years.

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

During the first half of 2012, 1,231,640 shares were issued under the 2011 Plan at a weighted average price of $4.84 per share. As of July 1, 2012, 9,596,017 shares were available for future issuance under the 2011 Plan compared to 10,827,657 under the 2011 Plan as at December 31, 2011.

The weighted average grant-date fair value per ESPP award granted during the first half of 2012 was $1.79. The total intrinsic value of ESPP shares issued during the first half of 2012 was $2.6 million.

For the period ending July 1, 2012, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $0.4 million which is expected to be recognized over the next month.

NOTE 6. Balance Sheet Items

a.	Inventories.

Inventories (net of reserves of $8 million and $8.3 million at July 1, 2012 and December 31, 2011, respectively) were as follows:

(in thousands)	July 1, 2012	December 31, 2011
Work-in-progress	$15,448	$20,367
Finished goods	13,714	19,544

	$29,162	$39,911

b.	Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 31, 2011 to July 1, 2012, and for the same period in the prior year were as follows:

	Six Months Ended
(in thousands)	July 1, 2012	June 26, 2011
Balance, beginning of the period	$5,415	$5,457
Accrual for new warranties issued	870	982
Reduction for payments and product replacements	(112)	(120)
Adjustments related to changes in estimate of warranty accrual	(870)	(832)

Balance, end of the period	$5,303	$5,487

The Company’s accrual for warranty obligations is included in Accrued liabilities in the interim Condensed Consolidated Balance Sheet.

NOTE 7. Investment Securities

The Company’s available for sale investments, by investment type, consists of the following at July 1, 2012 and December 31, 2011:

	July 1, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$24,564	$—	$—	$24,564

Total cash equivalents	24,564	—	—	24,564

Short-term investments:
Corporate bonds and notes	60,684	1,532	(2)	62,214
US treasury and government agency notes	3,322	123	—	3,445
Foreign government and agency notes	1,000	36	—	1,036
US states and municipal securities	1,720	22	—	1,742

Total short-term investments	66,726	1,713	(2)	68,437

Long-term investment securities:
Corporate bonds and notes	116,345	565	(106)	116,804
US treasury and government agency notes	46,753	56	(22)	46,787
Foreign government and agency notes	7,298	56	—	7,354

Total long-term investment securities	170,396	677	(128)	170,945

Total	$261,686	$2,390	$(130)	$263,946

*	Gross unrealized gains include accrued interest on investments of $1.5 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$54,588	$—	$—	$54,588

Total cash equivalents	54,588	—	—	54,588

Short-term investments:
Corporate bonds and notes	85,127	2,449	(34)	87,542
US treasury and government agency notes	10,009	203	—	10,212
Foreign government and agency notes	6,540	97	—	6,637

Total short-term investments	101,676	2,749	(34)	104,391

Long-term investment securities:
Corporate bonds and notes	166,741	688	(449)	166,980
US treasury and government agency notes	52,054	123	(39)	52,138
Foreign government and agency notes	5,713	39	—	5,752
US states and municipal securities	1,720	29	—	1,749

Total long-term investment securities	226,228	879	(488)	226,619

Total	$382,492	$3,628	$(522)	$385,598

*	Gross unrealized gains include accrued interest on investments of $2.4 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

As of July 1, 2012 and December 31, 2011, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of July 1, 2012, the Company determined that all the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

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

As of July 1, 2012, net of repurchases completed to date, the carrying amount of the equity component is $35.2 million (December 31, 2011 - $35.2 million) and the carrying amount of the debt component is $67 million (December 31, 2011 - $65.1 million), which represents the principal amount of $68.3 million (December 31, 2011 - $68.3 million) net of the unamortized discount of $1.3 million (December 31, 2011 - $3.2 million). The $1.9 million increase in the debt component relates to accretion which was recorded in Interest expense, net in the interim Condensed Consolidated Statements of Operations. The balance of deferred debt issue costs at July 1, 2012 is $0.1 million (December 31, 2011 - $0.2 million). Since the holders may require the Company to repurchase the Notes on October 15, 2012, the Company reclassified the debt to short-term liabilities in the quarter ended December 31, 2011.

NOTE 10. Income Taxes

The Company recorded a recovery of income taxes of $26.1 million and a provision for income taxes of $60.7 million for the three and six months ended July 1, 2012, respectively, and a provision for income taxes of $3.7 million and $9.6 million for the three and six months ended June 26, 2011, respectively.

For the three months ended July 1, 2012, the recovery of income taxes included $28.5 million benefit of certain U.S. tax credits recognized, mainly arising from foreign withholding taxes paid relating to an intercompany dividend made in preparation for funding the Company’s share repurchase programs. Of this $28.5 million, $8.5 million related to prior periods’ classification correction from Stockholders’ Equity to Recovery of income taxes in the Statement of Operations, in accordance with applicable ordering rules under accounting for income taxes for recognition of available tax assets. Prior periods have not been restated as the amounts were immaterial to each period.

For the six months ended July 1, 2012, compared to the same period last year, the increase in the provision for income taxes of $51.1 million was mainly the result of the $60.5 million income tax provision related to an intercompany dividend made in preparation for funding the Company’s share repurchase programs. The taxable income generated in the United States by the dividend was offset by available stock-option-related loss carryforwards. Accordingly, a corresponding benefit of $36.6 million was recognized in equity. The remaining change is mainly due to the change in mix of income across our foreign subsidiaries.

The Company’s effective tax rate was (6,265%) and (665%) for the three and six months ended July 1, 2012, respectively, and 18% and 52% for the three and six months ended June 26, 2011, respectively, the changes in the effective tax rate are primarily driven by the intercompany dividend described above.

The difference between our effective tax rate and the 35% federal statutory rate results primarily from foreign earnings eligible for tax rates lower than the federal statutory rate due to economic incentives subject to certain criteria granted by foreign jurisdictions and extending to approximately 2020, adjustments for prior years taxes and tax credits, the effect of intercompany transactions, investment tax credits earned, changes in valuation allowance, changes in accruals related to the unrecognized tax benefit liabilities, permanent differences arising from stock-based compensation, non-deductible intangible asset amortization and utilization of stock option related loss carryforwards recorded in equity.

As at July 1, 2012, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $68.5 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Numerator:
Net income (loss)	$26,480	$16,735	$(69,791)	$9,078
Denominator:
Basic weighted average common shares outstanding (1)	222,316	234,993	227,229	234,526
Dilutive effect of employee stock options and awards	2,244	2,513	—	3,006
Diluted weighted average common shares outstanding (1)	224,560	237,506	227,229	237,531

Basic net income (loss) per share	$0.12	$0.07	$(0.31)	$0.04
Diluted net income (loss) per share	$0.12	$0.07	$(0.31)	$0.04

(1)	PMC-Sierra Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the six months ended July 1, 2012, the Company had approximately 2.2 million of stock options and Restricted Stock Units that were not included in the diluted net loss per share because they would have been anti-dilutive.

NOTE 12. Stock Repurchase Program and Accelerated Stock Buyback

On May 2, 2012, the Company entered into an Accelerated Stock Buyback agreement (“ASB agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase an aggregate of $160 million of PMC common stock. The Company will acquire these common shares as part of its $275 million stock repurchase program announced on March 13, 2012. During the period ended July 1, 2012, the Company received 22,228,520 shares from Goldman. These shares were cancelled as of July 1, 2012. At the conclusion of the ASB agreement, the Company may receive additional shares based on the volume-weighted average price of the Company’s common stock during the term.

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

In accordance with the Equity topic of the FASB Accounting Standards Codification, the Company accounted for the ASB Agreement as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own common stock. As such, the Company accounted for the shares that it received under the ASB Program during the period as a repurchase of its common stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Company’s common stock met all the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB ASC, and therefore, the ASB Agreement was not accounted for as a derivative instrument.

For the period ended July 1, 2012, the total consideration allocated to stock repurchases under the ASB was $150.2 million of which $57.2 million was recorded as an adjustment to accumulated deficit. The balance reduced common stock and additional paid-in capital. In addition, there was also $9.8 million recorded as an equity forward contract and was included in Additional paid-in capital.

During the second quarter of 2012, the Company also repurchased and retired 885,820 shares under the fiscal 2012 share repurchase program announced on March 13, 2012 for approximately $5.6 million in cash of which $1.9 million was recorded as an adjustment to Accumulated deficit, and the balance reduced Common stock and Additional paid-in capital. Accordingly, the repurchased shares were recorded as a reduction of Common stock, Additional paid-in capital and Accumulated deficit.

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

Our current revenues are generated by a portfolio of approximately 700 products which we have designed and developed or acquired. PMC’s diverse product portfolio enables many different types of communications network infrastructure equipment in three market segments: Storage, Mobile and Optical networks.

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

Results of Operations

Second Quarter of 2012 and 2011

Net revenues

	Second Quarter		Change
($ millions)	2012	2011
Net revenues	$137.8	$171.0	(19)%

Overall net revenues for the second quarter of 2012 were $137.8 million, a decrease of $33.2 million compared to the second quarter of 2012. This 19% year-over-year decrease was mainly attributable to the tsunami in Japan which prompted our customers to over-buy and secure extra supply in Q2 and Q3 of 2011, and then working down their extra inventory during the beginning of 2012. In addition, macro-economic uncertainty has customers delaying investments in network infrastructure.

Storage represented 62% of our net revenues in the second quarter of 2012 compared to 58% in the same period of 2011. The Storage net revenues decreased by 14% compared to the same quarter in 2011. This was due mainly to some of our large OEM customers working through excess inventories purchased in prior quarters to secure additional supply in reaction to the tsunami in Japan in 2011 discussed above. Also impacting this was customers transitioning from first generation to second generation RAID-On-Chip (“ROC”) controllers.

Optical represented 23% of our net revenues in the second quarter of 2012 compared to 26% in the same period of 2011. The Optical net revenues decreased by 29% compared to the same quarter in 2011. Our Optical net revenues were impacted by the overall macro-economic uncertainty and renewed recessionary factors in Europe, North America and Asia, which is driving carriers to delay investment in packet-based technologies to address growth in video and mobile data.

Mobile represented 15% our net revenues for the second quarter of 2012 compared to 16% in the same period of 2011. The Mobile net revenues decreased by 23% compared to the same quarter in 2011. This decrease is attributable to the overall macro-economic uncertainty and renewed recessionary conditions in Europe, North America and Asia, which is driving carriers to delay investments in network infrastructure.

On a sequential basis, our net revenues were 4% higher than in the first quarter of 2012. The increase is due mainly to higher volumes of our Optical products, including some one time orders of legacy products, partially offset by lower volumes sold of our Storage products due to slower than expected transition by our customers to Intel’s new Romley platform, for which we supply our ROC controllers.

Gross profit

	Second Quarter
($ millions)	2012	2011	Change
Gross profit	$96.5	$118.4	(18)%
Percentage of net revenues	70%	69%

Total gross profit decreased by $21.9 million in the second quarter of 2012 on lower net revenues compared to the same period in 2011. Gross profit as a percentage of net revenues increased 1%. This increase is mainly due to product mix. Sequentially, gross profit as a percentage of net revenues remained at 69%.

On year-over-year basis and sequentially, we were able to offset the negative effect on gross margin percentage of fixed costs over the lower net revenues in the second quarter of 2012 through cost saving initiatives.

Operating expenses

	Second Quarter		Change
($ millions)	2012	2011
Research and development	$56.7	$56.4	1%
Percentage of net revenues	41%	33%

Selling, general and administrative	$29.3	$29.4	—%
Percentage of net revenues	21%	17%

Amortization of purchased intangible assets	$11.6	$11.0	5%
Percentage of net revenues	8%	6%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expense remained consistent in the second quarter of 2012 compared to the same period last year. On a sequential basis, R&D expenses were $2.4 million lower in the second quarter of 2012 as compared to the first quarter of 2012 mainly due to the reduction of payroll-related costs, which were partially offset by higher product related tape-out costs.

Selling, general and administrative (“SG&A”) expenses remained consistent in the second quarter of 2012 compared to the same period last year as well as on a sequential basis.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks increased by $0.6 million in the second quarter of 2012 compared to the same period in 2011. The increase was primarily the result of additional intangible asset amortization related to the November 2010 acquisition of Wintegra.

Other expense and Recovery of (provision for) income taxes

	Second Quarter
($ millions)	2012	2011	Change
Gain on investment securities and other	$0.5	$0.2	150%
Amortization of debt issue costs	$(0.1)	$(0.1)	—%
Foreign exchange gain (loss)	$1.6	$(0.6)	367%
Interest expense, net	$(0.6)	$(0.6)	—%
Recovery of (provision for) income taxes	$26.1	$(3.7)	805%

Gain on investment securities and other

We recorded a gain on sale of investment securities of $0.5 million and $0.2 million, related to the disposition of investment securities in the second quarter of 2012 and 2011, respectively.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.1 million in the second quarter of 2012 and 2011, relating to our senior convertible notes.

Foreign exchange gain (loss)

We recognized a net foreign exchange gain of $1.6 million in the second quarter of 2012 compared to a net foreign exchange loss of $0.6 million in the second quarter of 2011. This was primarily due to foreign exchange gain and loss on the revaluation of our foreign denominated assets and liabilities. This was driven by the United States Dollar appreciating by approximately 2% during the second quarter of 2012 compared to appreciating by approximately 1% during the second quarter of 2011, against currencies applicable to our foreign operations.

Interest expense, net

Net interest expense was unchanged at $0.6 million in the second quarter of 2012 compared to the second quarter of 2011.

Provision for income taxes

See Part I – Financial Information. Item 1. Financial Statements – Note 10. Income Taxes.

First Six Months of 2012 and 2011

Net revenues

	First Six Months
($ millions)	2012	2011	Change
Net revenues	$269.9	$328.5	(18)%

Net revenues for the first half of 2012 were $269.9 million compared to $328.5 million for the same period of 2011. This 18% decrease was mainly attributable to the tsunami in Japan which prompted our customers to over-buy and secure extra supply in Q2 and Q3 of 2011, and then working down their extra inventory during the beginning of 2012. In addition, macro-economic uncertainty has customers delaying investments in network infrastructure.

Storage represented 64% of our net revenues in the first half of 2012 compared to 58% in the same period of 2011. Storage net revenues decreased by 8% compared to the first half of 2011. This was due mainly to some of our large OEM customers working through excess inventories purchased in prior quarters to secure additional supply in reaction to the Japan tsunami in early 2011, discussed above. Also impacting this was customers transitioning from first generation to second generation ROC controllers.

Optical represented 21% of our net revenues in the first half of 2012 compared to 26% in the same period of 2011. The Optical net revenues decreased by 33% compared to the first half of 2011. Our Optical net revenues were impacted by the overall macro-economic uncertainty and renewed recessionary factors in Europe, North America and Asia, which is driving carriers to delay investment in packet-based technologies to address growth in video and mobile data.

Mobile represented 15% of our net revenues in the first half of 2012 compared to 16% in the same period in 2011. The Mobile net revenues decreased by 27% compared to the first half of 2011. This decrease is attributable to the overall macro-economic uncertainty and renewed recessionary conditions in Europe, North America and Asia, which is driving carriers to delay investments in network infrastructure.

Gross profit

	First Six Months
($ millions)	2012	2011	Change
Gross profit	$187.6	$216.6	(13)%
Percentage of net revenues	70%	66%

Total gross profit decreased by $29 million in the first half of 2012 on lower net revenues compared to the same period in 2011. Gross profit as a percentage of net revenues increased 4%. This increase is mainly due to $9 million of expense related to our acquisition of Wintegra in November 2010, specifically, the effect of fair value adjustments related to inventory acquired from Wintegra and sold during the first half of 2011. As a result, gross profit as a percentage of net revenues would have been 69% had it not been for this fair value adjustment. The remainder of the change is mainly due to product mix. We were able to offset the negative effect on gross margin percentage of fixed costs over the lower net revenues in the first half of 2012 through cost saving initiatives.

Operating expenses

	First Six Months
($ millions)	2012	2011	Change
Research and development	$115.8	$110.9	4%
Percentage of net revenues	43%	34%

Selling, general and administrative	$58.3	$61.6	(5)%
Percentage of net revenues	22%	19%

Amortization of purchased intangible assets	$22.9	$22.1	4%
Percentage of net revenues	8%	7%

Research and Development and Selling, General and Administrative Expenses

Our R&D expense increased by $4.9 million or 4% in the first half of 2012 compared to the same period in 2011.

This was primarily the result of higher payroll-related costs associated with planned hiring, higher product related tape-out costs, and $1.7 million in termination costs incurred in the first half of 2012, partially offset by lower outside services due to the timing of projects.

Selling, general and administrative (“SG&A”) expenses decreased by $3.3 million or 5% in the first half of 2012 compared to the same period in 2011, mainly due to the reduction in lease exit costs and acquisition-related costs incurred in 2011.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks increased by $0.8 million in the first half of 2012 compared to the same period in 2011. The increase was primarily the result of additional intangible asset amortization related to the November 2010 acquisition of Wintegra.

Other expense and provision for income taxes

	First Six Months
($ millions)	2012	2011	Change
Gain on investment securities and other	$0.6	$0.3	100%
Amortization of debt issue costs	$(0.1)	$(0.1)	—%
Foreign exchange gain (loss)	$0.5	$(2.1)	124%
Interest expense, net	$(0.7)	$(1.5)	53%
Provision for income taxes	$(60.7)	$(9.6)	(532)%

Gain on investment securities and other

We recorded a gain on sale of investment securities of $0.6 million and $0.3 million, related to the disposition of investment securities in the first six months of 2012 and 2011, respectively.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.1 million in the first six months of 2012 and 2011, relating to our senior convertible notes.

Foreign exchange gain (loss)

We recognized a net foreign exchange gain of $0.5 million in the first six months of 2012 compared to a net foreign exchange loss of $2.1 million in the first six months of 2011. This was primarily due to foreign exchange gain and loss on the revaluation of our foreign denominated assets and liabilities. This was driven by the United States Dollar appreciating by approximately 1% during the first half of 2012 compared to depreciating by approximately 2% during the first half of 2011, against currencies applicable to our foreign operations.

Interest expense, net

Net interest expense decreased by $0.8 million in the first six months of 2012 compared to first six months of 2011.

Provision for income taxes

See Part I – Financial Information. Item 1. Financial Statements – Note 10. Income Taxes.

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

There were no indications of impairment to acquisition related goodwill or intangible assets during the first six months of 2012. Changes in the estimated fair values of these assets in the future could result in impairment charges or changes to our expected amortization, which could be material.

Business Outlook

We expect our net revenues for the third quarter of 2012 to be approximately $130 million to $138 million. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenue is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. We expect the turns business percentage from the beginning of the third quarter of 2012 to be approximately 25%. A number of factors such as volatile macroeconomic conditions could impact achieving our revenue outlook.

We anticipate our third quarter 2012 gross margin percentage to be in the range of 69.3% to 70.3%, which includes approximately $0.3 million stock-based compensation expense. This could vary depending on the volumes of products sold, since many of our costs are fixed. The gross margin percentage will also vary depending on the mix of products sold.

In the third quarter of 2012, we expect operating expenses to be approximately $74.5 million to $75.5 million plus stock-based compensation expense of approximately $5.3 million to $6.3 million, and amortization of purchased intangible assets related to our past acquisitions of $11.6 million.

We anticipate that net interest expense will be approximately $0.7 million in the third quarter of 2012, consisting of income earned from our cash and cash equivalents, short-term investments and long-term investment securities, partially offset by interest expense related to our outstanding senior convertible notes.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock. The combination of cash and cash equivalents, short-term investments, and long-term investment securities at July 1, 2012 totaled $340.4 million and is comprised of the following:

	July 1, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$76,461	$—	$—	$76,461
Money market funds	24,564	—	—	24,564

Total cash and cash equivalents	101,025	—	—	101,025

Short-term investments:
Corporate bonds and notes	60,684	1,532	(2)	62,214
US Treasury and Government Agency notes	3,322	123	—	3,445
Foreign Government and Agency notes	1,000	36	—	1,036
US States and Municipal securities	1,720	22	—	1,742

Total short-term investments	66,726	1,713	(2)	68,437

Long-term investment securities:
Corporate bonds and notes	116,345	565	(106)	116,804
US Treasury and Government Agency notes	46,753	56	(22)	46,787
Foreign Government and Agency notes	7,298	56	—	7,354

Total long-term investment securities	170,396	677	(128)	170,945

Total	$338,147	$2,390	$(130)	$340,407

*	Gross unrealized gains include accrued interest on investments of $1.5 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

Most of our cash and cash equivalents, short-term investments, and long-term investment securities balances at July 1, 2012 were held by our United States parent company.

As of July 1, 2012, we had $67 million of senior convertible notes outstanding, recorded on our interim Condensed Consolidated Balance Sheet. The face value of the senior convertible notes at July 1, 2012 was $68.3 million.

Operating Activities

Cash generated from operations was $40 million, less a $20 million payment of withholding taxes related to an intercompany dividend paid to fund our stock buyback program. The primary adjustments to net income to arrive at operating cash flow are: $32 million of depreciation and amortization, $13.9 million stock based compensation expense, and $60.9 million taxes relating to intercompany funding of the accelerated share repurchase program. The changes in other working capital accounts were primarily due to normal variation in timing of receipts and payments.

Investing Activities

We had a net inflow of cash of $55.2 million from investing activities in the first six months of 2012, an increase of $65.7 million over the same period in 2011.

We generated $148.4 million from the disposal of short- and long-term investments, in part to fund the share repurchases conducted in the second quarter of 2012, and also in the normal course of business. We expended $59.2 million on purchases of these short-and long-term investments. We also expended $34 million on property and equipment, intangible assets, and an acquisition in the six months ended July 1, 2012.

Financing Activities

On May 2, 2012, the Company entered into an Accelerated Stock Buyback (“ASB”) program with Goldman, Sachs & Co. (“Goldman”) to repurchase an aggregate of $160 million of our common stock. During the three months ended July 1, 2012, we repurchased 22.2 million shares under the ASB and a further 885,820 shares on the open market as authorized by our Board of Directors. To date, in 2012, we have paid $165.6 million in connection with the Company’s stock buyback program. For additional information regarding the ASB, including the ASB Agreements, refer to Note 12. Stock Repurchase Program and Accelerated Stock Buyback, of the Notes to the Condensed Consolidated Financial Statements in the Quarterly Report on Form 10-Q.

Proceeds from employee related stock issuances in the first six months of 2012 were $8.9 million.

Contractual Obligations

As of July 1, 2012, we had cash commitments made up of the following:

	Payments due in:
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations:
Minimum Rental Payments	$46,344	$4,867	$16,048	$12,438	$12,991
Estimated Operating Cost Payments	14,505	1,755	5,504	4,266	2,980
Senior Convertible Notes:
Principal Repayment	68,340	—	—	—	68,340
Interest Payments	21,527	1,538	3,075	3,075	13,839
Purchase and Other Obligations	14,537	12,749	1,288	500	—

Total	$165,253	$20,909	$25,915	$20,279	$98,150

In addition to the amounts shown in the table above, we have recorded a $68.5 million liability for unrecognized tax benefits as of July 1, 2012, and we are uncertain as to if or when such amounts may be realized.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $34.1 million at July 1, 2012 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $19 million of cash in the remainder of 2012 for property and equipment and purchases of intellectual property.

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

Based on a sensitivity analysis performed on the financial instruments held at July 1, 2012, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 50, 100, or 150 basis points would result in a decline, or increase, in portfolio value of approximately $1.8 million, $3.6 million, and $5.5 million, respectively.

Senior Convertible Notes:

At July 1, 2012, $68.3 million in face value of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our senior convertible notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, and changes in our credit worthiness.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required. If the counterparties to our foreign forward currency contracts that matured in the fiscal quarter ended July 1, 2012 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the first six months of 2012 would have increased by $0.3 million. See Part I – Financial Information. Item 1. Financial Statements—Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first six months of 2012, we recorded a $0.3 million foreign exchange loss on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $3.1 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first six months of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conduct business throughout the world, including in Asia, North America, Europe and the Middle East. Instability in the global credit markets, including the recent European economic and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. The world has recently experienced a global macroeconomic downturn. To the extent global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, business, operating results, and financial condition may be materially adversely impacted.

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

Our revenues and profits may fluctuate because of factors that are beyond our control. As a result, we may fail to meet the expectations of securities analysts and investors, which could cause our stock price to decline.

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

We rely on customer forecasts in order to estimate the appropriate levels of inventory to build and to project our future revenues. Many of our customers have numerous product lines, numerous component requirements for each product, sizeable and complex supplier structures, and typically engage contract manufacturers for additional manufacturing capacity. This complex supply chain creates several variables that make it difficult to accurately forecast our customers’ demand and accurately monitor their inventory levels of our products. If customer forecasts are not accurate, we may build too much inventory, potentially leaving us with excess and obsolete inventory, which would reduce our profit margins and adversely affect our operating results. Conversely, we may build too little inventory to meet customer demand causing us to miss revenue-generating opportunities. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize, could result in our holding excess or obsolete inventory, which could in turn result in write-downs of inventory. This difficulty may be compounded when we sell to OEMs indirectly through distributors and other resellers or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties.

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

We depend on a limited number of customers for large portions of our net revenues. During the rolling twelve month period ended July 1, 2012, we had two end customers that each accounted for more than 10% of our revenues, namely Hewlett-Packard Company (“HP”) and EMC Corporation.

During the first six months of 2012 and 2011, our top ten customers accounted for more than 60% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We typically face competition at the design stage, where customers evaluate alternative design approaches requiring integrated circuits. We often compete in bid selection processes to achieve design wins. These selection processes can be lengthy and can require us to invest significant effort and incur significant design and development expenditures. We may not win competitive selection processes, and even if we do win such processes, we may not generate the expected level of revenue despite incurring significant design and development expenditures. Because the life cycles of our customers’ products can last several years and changing suppliers involves significant cost, time, effort and risk, our failure to win a competitive bid can result in our foregoing revenue from a given customer’s product line for the life of that product.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $0.3 million foreign exchange loss on the revaluation of our income tax liability in the first six months of 2012 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $3.1 million impact to our pre-tax net income.

We are exposed to the credit risk of some of our customers.

Many of our customers employ contract manufacturers to produce their products and manage their inventories. Many of these contract manufacturers represent greater credit risk than our OEM customers, who do not guarantee our credit receivables related to their contract manufacturers.

In addition, a significant portion of our sales flow through our distribution channel. This generally represents a higher credit risk. Should these companies encounter financial difficulties, our revenues could decrease, and collection of our significant accounts receivables with these companies or other customers could be jeopardized.

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

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.

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

We do not own or operate a wafer fabrication facility. In the first six months of 2012, three outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We also have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough or at an acceptable cost, to satisfy our production requirements.

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

We have operations, which are primarily research and development facilities, located in Israel and India which employ approximately 230 and 140 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 7, 2012, PMC-Sierra, Inc. (the “Company”) entered into a separation and general release agreement (the “Separation Agreement”) with Michael W. Zellner, the Company’s Vice President of Finance and Chief Financial Officer. The Separation Agreement provides that Mr. Zellner’s employment with the Company will terminate effective November 9, 2012 (the “Separation Date”), and that during the period between the date of the Separation Agreement and the Separation Date, Mr. Zellner will continue to provide services to the Company in his current capacity pursuant to his existing employment terms.

Under the Separation Agreement, ten business days following the Separation Date, Mr. Zellner will receive a lump sum payment of $403,728.42, less applicable withholdings, which is equal to nine months of his current base salary, as well as a bonus payment for the period from June 24, 2012 through the nine-month anniversary of the Separation Date, calculated at the rate of payment of the Company’s Short Term Incentive Program approved for the first half of the Company’s fiscal year 2012. In addition, the Separation Agreement provides that certain of the Company’s shares underlying Zellner’s outstanding stock option and restricted stock unit awards will become vested. Specifically, 23,055 of Mr. Zellner’s outstanding restricted stock unit awards and 34,584 shares underlying Mr. Zellner’s outstanding unvested stock option awards will vest, and, with respect to his outstanding stock options, Mr. Zellner may exercise such stock options through May 9, 2013, or earlier expiration date of the stock option. Mr. Zellner will also be entitled to continued tax preparation support for his Canadian and U.S. income tax filings for the 2012 tax year to the extent such services were provided in previous years, as well as reimbursement of nine months of health insurance premiums for Mr. Zellner and his dependents following the Separation Date pursuant to any election made by him under the Consolidated Omnibus Budget Reconciliation Act of 1985, provided that Mr. Zellner does not become eligible during such period for coverage under another benefit plan.

The payments and benefits described in the previous paragraph are provided in exchange for Mr. Zellner’s agreement to a standard release of claims in favor of the Company and related parties. Furthermore, Mr. Zellner will be subject to confidentiality and certain other obligations as set forth in the Separation Agreement.

The foregoing summary of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the terms of the Separation Agreement, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference in its entirety.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

10.1	Master and Supplemental Confirmation For Collared Accelerated Stock Buyback between Goldman, Sachs & Co. and PMC-Sierra, Inc. dated May 2, 2012 *					X

10.2	Separation Agreement, dated as of August 7, 2012, between PMC-Sierra, Inc. and Michael W. Zellner					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: August 9, 2012	/s/ Michael W. Zellner
Michael W. Zellner
Vice President,
Chief Financial Officer and
Principal Accounting Officer