Form 10-Q
period 2012-09-30
PMC SIERRA INC
filed 2012-11-08
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

or

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

As of November 5, 2012, the registrant had 200,886,703 shares of Common Stock, $0.001 par value, outstanding.

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net revenues	$131,723	$173,299	$401,579	$501,751
Cost of revenues	38,990	52,640	121,255	164,464

Gross profit	92,733	120,659	280,324	337,287

Research and development	55,604	59,669	171,374	170,589
Selling, general and administrative	27,786	29,981	86,047	91,556

Amortization of purchased intangible assets	11,624	11,031	34,537	33,083

Impairment of goodwill and purchased intangible assets	276,082	—	276,082	—

(Loss) income from operations	(278,363)	19,978	(287,716)	42,059

Other (expense) income:
Revaluation of liability for contingent consideration	—	29,376	—	29,376
Gain on investment securities and other	180	222	746	559
Amortization of debt issue costs	(50)	(50)	(150)	(150)
Foreign exchange (loss) gain	(2,454)	3,635	(1,951)	1,538
Interest expense, net	(797)	(477)	(1,539)	(1,972)

(Loss) income before recovery of (provision for) income taxes	(281,484)	52,684	(290,610)	71,410
Recovery of (provision for) income taxes	7,098	(5,428)	(53,567)	(15,076)

Net (loss) income	$(274,386)	$47,256	$(344,177)	$56,334

Net (loss) income per common share - basic	$(1.31)	$0.20	$(1.56)	$0.24

Net (loss) income per common share - diluted	$(1.31)	$0.20	$(1.56)	$0.24

Shares used in per share calculation - basic	209,512	232,590	221,323	233,880
Shares used in per share calculation - diluted	209,512	233,647	221,323	236,236

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net (loss) income	$(274,386)	$47,256	$(344,177)	$56,334
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $61, $913, $289, and $1,076	624	(3,422)	1,704	(3,790)
Change in fair value of investment securities, net of tax of $166, $482, $267, and $235	262	(1,210)	209	(590)

Other comprehensive income (loss)	886	(4,632)	1,913	(4,380)

Comprehensive (loss) income	$(273,500)	$42,624	$(342,264)	$51,954

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2012	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$113,219	$182,571
Short-term investments	57,871	104,391
Accounts receivable, net of allowance for doubtful accounts of $2,189 (2011 - $1,952)	62,568	59,213
Inventories, net	27,405	39,911
Prepaid expenses and other current assets	13,588	23,411
Income taxes receivable	5,806	8,027
Deferred tax assets	42,151	30,725

Total current assets	322,608	448,249
Investment securities	160,846	226,619
Investments and other assets	4,570	2,431
Prepaid expenses	12,517	16,901
Property and equipment, net	40,408	25,364
Goodwill	252,419	520,899
Intangible assets, net	137,679	158,482
Deferred tax assets	58	494

	$931,105	$1,399,439

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net	$67,951	$65,122
Accounts payable	29,093	38,340
Accrued liabilities	62,242	66,139
Liability for unrecognized tax benefit	52,304	46,394
Deferred income taxes	2,494	2,450
Deferred income	12,720	16,024

Total current liabilities	226,804	234,469

Long-term obligations	2,025	1,284
Deferred income taxes	42,894	40,663
Liability for unrecognized tax benefit	20,403	17,323

PMC special shares convertible into 1,019 (2011 - 1,029) shares of common stock	1,188	1,228

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 207,166 shares issued and outstanding (2011 - 230,233)	207	230
Additional paid in capital	1,536,263	1,594,437
Accumulated other comprehensive income (loss)	767	(1,146)
Accumulated deficit	(899,446)	(489,049)

Total stockholders’ equity	637,791	1,104,472

	$931,105	$1,399,439

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net (loss) income	$(344,177)	$56,334
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	48,724	56,795
Stock-based compensation	19,978	20,330
Unrealized foreign exchange loss (gain), net	2,299	(1,650)
Net amortization of premiums/discounts and accrued interest of investments	3,844	3,361
Accrued interest on short-term loan	—	589
Gain on investment securities and other	(731)	(558)
Impairment of goodwill and purchased intangible assets	277,240	3,029
Revaluation of liability for contingent consideration	—	(29,376)
Taxes related to intercompany dividend	60,940	—

Changes in operating assets and liabilities:
Accounts receivable	(3,352)	4,749
Inventories	12,506	1,361
Prepaid expenses and other current assets	4,108	1,989
Accounts payable and accrued liabilities	(27,643)	(10,285)
Deferred income taxes and income taxes receivables/payables	(5,747)	11,020
Accrued restructuring costs	—	(1,418)
Deferred income	(3,304)	(2,690)

Net cash provided by operating activities	44,685	113,580

Cash flows from investing activities:
Business acquisition	(15,900)	—
Purchases of property and equipment	(25,558)	(8,142)
Purchase of intangible assets	(4,602)	(5,620)
Redemption of short-term investments	11,415	—
Disposals of investment securities	182,488	116,813
Purchases of investment securities and other investments	(87,267)	(160,169)

Net cash provided by (used in) investing activities	60,576	(57,118)

Cash flows from financing activities:
Repurchases of common stock	(180,807)	(39,999)
Equity forward contract related to accelerated share repurchase program	(9,827)	—
Repayment of short-term loan	—	(180,991)
Proceeds from issuance of common stock	15,869	16,462

Net cash used in financing activities	(174,765)	(204,528)

Effect of exchange rate changes on cash and cash equivalents	152	(270)
Net decrease in cash and cash equivalents	(69,352)	(148,336)
Cash and cash equivalents, beginning of period	182,571	293,355

Cash and cash equivalents, end of period	$113,219	$145,019

Supplemental disclosures of cash flow information:
Cash (refund received) paid for income taxes, net	$(1,595)	$4,206

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND OCTOBER 2, 2011

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss) (net of tax)	Accumulated Deficit	Total Stockholders’ Equity
Balance at July 1, 2012	209,790	$210	$1,546,547	$(119)	$(617,898)	$928,740
Net income	—	—	—	—	(274,386)	(274,386)
Other comprehensive loss:
Change in fair value of derivatives, net of tax of $61	—	—	—	624	—	624
Change in fair value of investment securities, net of tax of $66	—	—	—	262	—	262

Comprehensive income						(273,500)

Issuance of common stock under stock benefit plans	1,657	1	6,814	—	—	6,815
Stock-based compensation expense	—	—	6,088	—	—	6,088
Benefit of stock option related loss carry-forwards	—	—	(5,328)	—	—	(5,328)
Repurchases of common stock	(4,281)	(4)	(17,858)	—	(7,162)	(25,024)

Balance at September 30, 2012	207,166	$207	$1,536,263	$767	$(899,446)	$637,791

Balance at June 26, 2011	233,535	$253	$1,590,867	$2,324	$(550,124)	$1,043,320
Net income	—	—	—	—	47,256	47,256
Other comprehensive loss:
Change in fair value of derivatives, net of tax of $913	—	—	—	(3,422)	—	(3,422)
Change in fair value of investment securities, net of tax of $482	—	—	—	(1,210)	—	(1,210)

Comprehensive income						42,624

Issuance of common stock under stock benefit plans	1,355	(18)	6,012	—	—	5,994
Stock-based compensation expense	—	—	6,969	—	—	6,969
Benefit of stock option related loss carry-forwards	—	—	1,857	—	—	1,857
Repurchases of common stock	(4,776)	(5)	(15,744)	—	(14,546)	(30,295)

Balance at October 2, 2011	230,114	$230	$1,589,961	$(2,308)	$(517,414)	$1,070,469

Balance at January 1, 2012	230,233	$230	$1,594,437	$(1,146)	$(489,049)	$1,104,472
Net loss	—	—	—	—		(344,177)
Other comprehensive income:
Change in fair value of derivatives, net of tax of $289	—	—	—	1,704	—	1,704
Change in fair value of investment securities, net of tax of $267	—	—	—	209	—	209

Comprehensive loss						(342,264)

Issuance of common stock under stock benefit plans	4,328	4	14,991	—	—	14,995
Stock-based compensation expense	—	—	19,978	—	—	19,978
Benefit of stock option related loss carry-forwards	—	—	31,244	—	—	31,244
Repurchases of common stock	(27,395)	(27)	(114,560)	—	(66,220)	(180,807)
Equity forward contract related to accelerated share repurchase program	—	—	(9,827)	—	—	(9,827)

Balance at September 30, 2012	207,166	$207	$1,536,263	$767	$(899,446)	$637,791

Balance at December 27, 2010	232,008	$252	$1,575,949	$2,072	$(559,202)	$1,019,071
Net income	—	—	—	—	56,334	56,334
Other comprehensive income:
Change in fair value of derivatives, net of tax of $163	—	—	—	(3,790)	—	(3,790)
Change in fair value of investment securities, net of tax of $247	—	—	—	(590)	—	(590)

Comprehensive income						51,954

Conversion of special shares into common shares	341	—	488	—	—	488
Issuance of common stock under stock benefit plans	3,849	(16)	15,500	—	—	15,484
Stock-based compensation expense	—	—	20,330	—	—	20,330
Benefit of stock option related loss carry-forwards	—	—	3,141	—	—	3,141
Repurchases of common stock	(6,084)	(6)	(25,447)	—	(14,546)	(39,999)

Balance at October 2, 2011	230,114	$230	$1,589,961	$(2,308)	$(517,414)	$1,070,469

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2012 will consist of 52 weeks and will end on Saturday, December 29, 2012. Fiscal 2011 consisted of 53 weeks and ended on Saturday, December 31, 2011. The third quarter of each of 2012 and 2011 consisted of 13 and 14 weeks, respectively.

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

Goodwill and intangible assets. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds the carrying value and 2) the amount of an impairment loss, if any.

During the third quarter of 2012, the Company recognized $276.1 million in impairment of goodwill and purchased intangible assets related to the 2006 acquisition of Passave, Inc. (“Passave”) and 2010 acquisition of Wintegra, Inc. (“Wintegra”). All of the goodwill of Passave was written down by $146.3 million due to weaker quarterly results and future projections than previously expected, driven by slower adoption rates of FTTH technology in markets outside of Asia. All of the goodwill and a portion of the other intangible assets of Wintegra were determined to be impaired by $122.8 million and $7 million, respectively, as a result of the continuing weak carrier spending, more so than previously expected.

The fair value of the reporting unit was determined by using the income approach. Under this approach, the fair value is based on estimated future cash flows of the reporting unit which are discounted to the present value using discount factors that consider the timing and risk of cash flows. Significant assumptions used in the income approach include the forecasts of future operating results, terminal value, growth rates, future capital expenditures and changes in future working capital. The discount rate includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks.

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

Certain key employees entered into Holdback Escrow Agreements, whereby a portion of cash consideration otherwise payable per the Merger Agreement was retained and would be distributed under certain conditions, including continued employment over a two-year period. This post-combination expense has been included in the interim Condensed Consolidated Balance Sheet as prepaid expenses and is being amortized straight-line over the two-year period. The amortization is recognized as Selling, general and administrative and Research and development expenses on the interim Condensed Consolidated Statements of Operations. Amortization for the three and nine months ended September 30, 2012, were $0.4 million and $1.1 million, respectively. Amortization for the three and nine months ended October 2, 2011 were $0.4 million and $1.3 million, respectively.

Projects comprising In-Process Research and Development at acquisition have progressed as expected, and are now completed.

The terms of the acquisition of Wintegra, provided for potential additional earn-out based purchase consideration ranging from nil to $60 million, calculated on the basis of Wintegra’s 2011 revenue as described in the Agreement and Plan of Merger dated as of October 21, 2010. At acquisition, the Company recorded a liability for contingent purchase consideration of $28.2 million as part of the acquisition of Wintegra, which reflected the estimated fair value of the potential earn-out payment, calculated by applying the income approach. During the three months ended October 2, 2011, the Company determined that Wintegra’s 2011 revenues would be below earn-out levels. Accordingly, the Company recognized a $29.4 million gain on revaluation of this liability in the Consolidated Statement of Operations. See our Form 10-K for the year ended December 31, 2011, Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 11. Commitments and Contingencies for details.

See Note 1. Summary of Significant Accounting Policies for discussion on the impairment of goodwill and other intangibles relating to the Wintegra acquisition.

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

As at September 30, 2012, the Company had 121 forward currency contracts (October 2, 2011 – 179) outstanding, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $23.0 million (October 2, 2011 – $82.6 million) and the contracts had a fair value gain of $0.1 million (October 2, 2011 – fair value loss of $3.5 million), which was recorded in Accumulated other comprehensive income (loss) net of taxes of $nil for the nine months ended September 30, 2012 (net of taxes of $0.7 million for the nine months ended October 2, 2011).

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at September 30, 2012 and December 31, 2011, are summarized below:

Fair value, September 30, 2012
(in thousands)	Level 1
Assets:
Corporate bonds and notes (1)	$184,459
Money market funds (1)	17,727
United States (“US”) treasury and government agency notes (1)	30,807
Foreign government and agency notes (1)	3,455
US state and municipal securities (1)	1,746

Total assets	$238,194

Fair value, December 31, 2011
(in thousands)	Level 1
Assets:
Corporate bonds and notes (1)	$254,522
Money market funds (1)	54,588
US treasury and government agency notes (1)	62,350
Foreign government and agency notes (1)	12,389
US state and municipal securities (1)	1,749

Total assets	$385,598

(1)	Included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.

Financial liabilities measured on a recurring basis are summarized below:

Fair value, September 30, 2012
(in thousands)	Level 2
Current liabilities:
Forward currency contracts (1)	$2

Fair value, December 31, 2011
(in thousands)	Level 2
Current liabilities:
Forward currency contracts (1)	$1,780

(1)	Included in Accrued liabilities.

Assets/ Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The following liabilities have been measured at fair value on a non-recurring basis, as follows:

Fair value, September 30, 2012
(in thousands)	Level 2
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 9. Senior Convertible Notes)	$68,354

Fair value, December 31, 2011
(in thousands)	Level 2
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 9. Senior Convertible Notes)	$67,913

NOTE 5. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost and recorded compensation expense for the three and nine months ended September 30, 2012 and October 2, 2011, as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
(in thousands)	2012	2011	2012	2011
Cost of revenues	$181	$220	$657	$703
Research and development	2,933	3,041	8,674	8,665
Selling, general and administrative	2,974	3,708	10,647	10,962

Total	$6,088	$6,969	$19,978	$20,330

The Company received cash of $6.9 million and $15.9 million related to the issuance of stock-based awards during the three and nine months ended September 30, 2012. The Company received cash of $6 million and $16.5 million related to the issuance of stock-based awards during the three and nine months ended October 2, 2011.

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

Activity under the option plans during the nine months ended September 30, 2012 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at September 30, 2012
Outstanding, January 1, 2012	29,130,398	$7.97
Granted	1,156,623	$5.98
Exercised	(929,993)	$4.76
Forfeited	(1,468,304)	$8.69

Outstanding, September 30, 2012	27,888,724	$7.96	5.61	$4,419,132

Vested & expected to vest, September 30, 2012	27,263,151	$7.98	5.54	$4,413,979

Exercisable, September 30, 2012	21,086,215	$8.23	4.74	$3,693,776

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at July 1, 2012. During the each of the nine months ended September 30, 2012, and October 2, 2011, $2.0 million and $2.1 million were recorded for forfeitures, respectively.

The fair value of the Company’s stock option awards granted to employees during the nine months ended September 30, 2012 was estimated using a lattice-binomial valuation model. This model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
Expected life (years)	5.3	5.1	5.3	4.5
Expected volatility	42%	45%	43%	42%
Risk-free interest rate	0.8%	0.9%	0.8%	1.9%

The weighted average grant-date fair value per stock option granted during the three and nine months ended September 30, 2012, was $2.08 and $2.22, respectively. The weighted average grant-date fair value per stock option granted during the three and nine months ended October 2, 2011 was $2.36 and $2.59, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2012 was $0.4 million and $1.6 million, respectively.

As of September 30, 2012, there was $15.5 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.3 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the nine months ended September 30, 2012 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at September 30, 2012
Unvested shares at January 1, 2012	3,679,683	—	—
Awarded	2,966,202	—	—
Released	(1,155,622)	—	—
Forfeited	(245,858)	—	—
End of Period	5,244,405	1.81	$29,394,920
Restricted Stock Units vested and expected to vest September 30, 2012	5,241,333	1.81	$29,377,701

The intrinsic value of RSUs vested during the three and nine months ended September 30, 2012 was $1.4 million and $7.4 million, respectively. As of September 30, 2012, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $22.3 million, which is expected to be recognized over the next 2.9 years.

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

During the nine months of 2012, 2,374,523 shares were issued under the 2011 Plan at a weighted average price of $4.90 per share. As of September 30, 2012, 8,453,134 shares were available for future issuance under the 2011 Plan compared to 10,827,657 under the 2011 Plan as at December 31, 2011.

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
Expected life (years)	0.5	0.5	0.5	0.5
Expected volatility	44%	51%	42%	44%
Risk-free interest rate	0.2%	0.1%	0.1%	0.1%

The weighted average grant-date fair value per ESPP award granted during the first nine months of 2012 was $1.69. The total intrinsic value of ESPP shares issued during the first nine months of 2012 was $3.6 million.

For the period ending September 30, 2012, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.4 million which is expected to be recognized over the next 4 months.

NOTE 6. Balance Sheet Items

a. Inventories.

Inventories (net of reserves of $7.9 million and $8.3 million at September 30, 2012 and December 31, 2011, respectively) were as follows:

(in thousands)	September 30, 2012	December 31, 2011
Work-in-progress	$11,804	$20,367
Finished goods	15,601	19,544

	$27,405	$39,911

b. Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 31, 2011 to September 30, 2012, and for the same period in the prior year were as follows:

	Nine Months Ended
	September 30,	October 2,
(in thousands)	2012	2011
Balance, beginning of the period	$5,415	$5,457
Accrual for new warranties issued	1,311	1,435
Reduction for payments and product replacements	(161)	(185)
Adjustments related to changes in estimate of warranty accrual	(1,312)	(1,243)

Balance, end of the period	$5,253	$5,464

The Company’s accrual for warranty obligations is included in Accrued liabilities in the interim Condensed Consolidated Balance Sheet.

NOTE 7. Investment Securities

The Company’s available for sale investments, by investment type, consists of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$17,727	$—	$—	$17,727
Corporate bonds and notes	1,750	—	—	1,750
US treasury and government agency notes	—	—	—	—

Total cash equivalents	19,477	—	—	19,477

Short-term investments:
Corporate bonds and notes	50,791	1,510	—	52,301
US treasury and government agency notes	3,808	16	—	3,824
Foreign government and agency notes	—	—	—	—
US states and municipal securities	1,720	26	—	1,746

Total short-term investments	56,319	1,552	—	57,871

Long-term investment securities:
Corporate bonds and notes	129,506	923	(21)	130,408
US treasury and government agency notes	26,906	78	(1)	26,983
Foreign government and agency notes	3,395	60	—	3,455

Total long-term investment securities	159,807	1,061	(22)	160,846

Total	$235,603	$2,613	$(22)	$238,194

*	Gross unrealized gains include accrued interest on investments of $1.4 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$54,588	$—	$—	$54,588

Total cash equivalents	54,588	—	—	54,588

Short-term investments:
Corporate bonds and notes	85,127	2,449	(34)	87,542
US treasury and government agency notes	10,009	203	—	10,212
Foreign government and agency notes	6,540	97	—	6,637

Total short-term investments	101,676	2,749	(34)	104,391

Long-term investment securities:
Corporate bonds and notes	166,741	688	(449)	166,980
US treasury and government agency notes	52,054	123	(39)	52,138
Foreign government and agency notes	5,713	39	—	5,752
US states and municipal securities	1,720	29	—	1,749

Total long-term investment securities	226,228	879	(488)	226,619

Total	$382,492	$3,628	$(522)	$385,598

*	Gross unrealized gains include accrued interest on investments of $2.4 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

As of September 30, 2012 and December 31, 2011, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of September 30, 2012, the Company determined that all the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

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

As of September 30, 2012, net of repurchases completed to date, the carrying amount of the equity component is $35.2 million (December 31, 2011 - $35.2 million) and the carrying amount of the debt component is $68 million (December 31, 2011 - $65.1 million), which represents the principal amount of $68.3 million (December 31, 2011 - $68.3 million) net of the unamortized discount of $0.4 million (December 31, 2011 - $3.2 million). The $2.9 million increase in the debt component relates to accretion which was recorded in Interest expense, net in the interim Condensed Consolidated Statements of Operations. The balance of deferred debt issue costs at September 30, 2012 is $nil million (December 31, 2011 - $0.2 million). Since the holders may require the Company to repurchase the Notes on October 15, 2012, the Company reclassified the debt to short-term liabilities in the quarter ended December 31, 2011.

Subsequent to the third quarter of 2012, the Company retired its outstanding Senior Convertible Notes, for their aggregate face value of $68.3 million.

NOTE 10. Income Taxes

The Company recorded a recovery of income taxes of $7.1 million and a provision for income taxes of $53.6 million for the three and nine months ended September 30, 2012, respectively, and a provision for income taxes of $5.4 million and $15.1 million for the three and nine months ended October 2, 2011, respectively.

For the three months ended September 30, 2012, the change in income tax provision relates to the reduction of taxable income driven mainly by lower net revenues.

For the nine months ended September 30, 2012, compared to the same period last year was mainly the result of a $56.2 million income tax provision related to an intercompany dividend made in preparation for funding the Company’s share repurchase programs. The taxable income generated in the United States by the dividend was offset by available stock-option-related loss carryfowards. Accordingly, a corresponding benefit of $31.2 million was recognized in equity. The remaining change is mainly due to the reduction of taxable income mainly driven by lower net revenues.

The Company’s effective tax rate was 3% and (18%) for the three and nine months ended September 30, 2012, respectively, and 10% and 21% for the three and nine months ended October 2, 2011, respectively. The lower effective tax rate for the three and nine months ended September 30, 2012 compared to the same periods last year mainly result from the impairment charges recorded in 2012, partially offset by the effect of the intercompany dividend.

The difference between our effective tax rate and the 35% federal statutory rate results primarily from foreign earnings eligible for tax rates lower than the federal statutory rate due to economic incentives subject to certain criteria granted by foreign jurisdictions and extending to approximately 2020, adjustments for prior years taxes and tax credits, the effect of intercompany transactions, investment tax credits earned, changes in valuation allowance, changes in accruals related to the unrecognized tax benefit liabilities, permanent differences arising from stock-based compensation, non-deductible intangible asset amortization and impairment and utilization of stock option related loss carryforwards recorded in equity.

As at September 30, 2012, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $72.7 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 11. Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
(in thousands, except per share amounts)	2012	2011	2012	2011
Numerator:
Net (loss) income	$(274,386)	$47,256	$(344,177)	$56,334
Denominator:
Basic weighted average common shares outstanding (1)	209,512	232,590	221,323	233,880
Dilutive effect of employee stock options and awards	—	1,057	—	2,356
Diluted weighted average common shares outstanding (1)	209,512	233,647	221,323	236,236

Basic net (loss) income per share	$(1.31)	$0.20	$(1.56)	$0.24
Diluted net (loss) income per share	$(1.31)	$0.20	$(1.56)	$0.24

(1)	PMC-Sierra Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the three and nine months ended September 30, 2012, the Company had approximately 1 million and 1.8 million, respectively, of stock options and Restricted Stock Units that were not included in the diluted net loss per share because they would have been anti-dilutive.

NOTE 12. Stock Repurchase Program and Accelerated Stock Buyback

On May 2, 2012, the Company entered into an Accelerated Stock Buyback agreement (“ASB agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase an aggregate of $160 million of PMC common stock. The Company will acquire these common shares as part of its $275 million stock repurchase program announced on March 13, 2012. During the nine months ended September 30, 2012, the Company received 22,228,520 shares from Goldman. These shares were cancelled during the second quarter of 2012. Subsequent to the third quarter of 2012, Goldman Sachs completed the repurchase of the Company’s common stock pursuant to the ASB agreement and delivered 4,600,788 shares, bringing the total common shares repurchased and cancelled under this program to 26,829,308.

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

For the period ended September 30, 2012, the total consideration allocated to stock repurchases that were received before September 30, 2012, under the ASB was $150.2 million of which $57.2 million was recorded as an adjustment to accumulated deficit. The balance reduced common stock and additional paid-in capital. In addition, there was also $9.8 million recorded as an equity forward contract and was included in Additional paid-in capital.

In addition, on November 10, 2011, the Board of Directors of the Company authorized a share repurchase plan for fiscal year 2012. Under the authorization, the Company may repurchase up to $40 million of shares of the Company’s common stock in 2012. Under this program, during the three months ended September 30, 2012, the Company repurchased and retired 4.3 million shares for approximately $25 million in cash of which $7.2 million was recorded as an adjustment to Accumulated deficit, and the balance reduced Common stock and Additional paid-in capital. During the nine months ended September 30, 2012, the Company repurchased and retired 5.2 million shares for approximately $30.6 million in cash of which $9 million was recorded as an adjustment to Accumulated deficit, and the balance reduced Common stock and Additional paid-in capital. Accordingly, the repurchased shares were recorded as a reduction of Common stock, Additional paid-in capital and Accumulated deficit. Also subsequent to the third quarter of 2012, the Company repurchased and cancelled an additional 1,735,978 common shares under its $40 million Equity Stock Buyback Plan bringing the shares repurchased and cancelled under this program to 6,902,625.

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

Update to the Interim Condensed Consolidated Financial Statements Included in Earnings Press Release for the Third Quarter Ended September 30, 2012 Dated October 29, 2012

On October 29, 2012, the Company filed an 8-K Current Report containing the Press Release announcing the Company’s Third Quarter Financial Results. Subsequent to October 29, 2012 and prior to the filing of this Form 10-Q, the Company determined that as at September 30, 2012, certain investments totaling $68 million were more appropriately classified in short-term investments and long-term investment securities than cash and cash equivalents. As a result, the Condensed Consolidated Balance Sheet as at September 30, 2012 and Statement of Cash Flows for the nine months ended

September 30, 2012 in this Form 10-Q, have been adjusted compared to the Press Release as follows: on the Condensed Consolidated Balance Sheet within total assets, cash and cash equivalents decreased by $68 million; and short-term investments and long-term investment securities increased by $23.5 million and $44.5 million, respectively. On the Condensed Consolidated Statement of Cash Flows, total Net cash provided by (used in) investing activities decreased by $68 million. These investment securities were in fact sold and converted into cash subsequent to September 30, 2012.

Results of Operations

Third Quarter of 2012 and 2011

Net revenues

	Third Quarter
($ millions)	2012	2011	Change
Net revenues	$131.7	$173.3	(24)%

Overall net revenues for the third quarter of 2012 were $131.7 million, a decrease of $41.6 million compared to the third quarter of 2011, mainly due to lower product volumes. This 24% year-over-year decrease was mainly attributable to macro-economic uncertainty, which has our customers delaying investments in network infrastructure and has impacted each of the Storage, Optical and Mobile market segments.

Storage represented 68% of our net revenues in the third quarter of 2012 compared to 61% in the same period of 2011. Storage net revenues decreased by 15% compared to the same quarter in 2011 due mainly to the factors described above.

Optical represented 20% of our net revenues in the third quarter of 2012 compared to 24% in the same period of 2011. The Optical net revenues decreased by 36% compared to the same quarter in 2011 due mainly to the factors described above.

Mobile represented 12% our net revenues for the third quarter of 2012 compared to 16% in the same period of 2011. The Mobile net revenues decreased by 40% compared to the same quarter in 2011 due mainly to the factors described above.

On a sequential basis, our net revenues were 4% lower than in the second quarter of 2012. The decrease is due mainly to shipping lower volumes of our Optical and Mobile products, including some one time orders of legacy products sold in the second quarter which were not repeated in the third quarter. This was partially offset by shipping higher volumes sold of our Storage products, which was attributable to improvement in our 6Gbps SAS business and resumption of growth in our channel business.

Gross profit

	Third Quarter
($ millions)	2012	2011	Change
Gross profit	$92.7	$120.7	(23)%
Percentage of net revenues	70%	70%

Total gross profit decreased by $28 million in the third quarter of 2012 on lower net revenues compared to the same period in 2011. Gross profit as a percentage of net revenues remained at 70% on a year over year basis as we were able to offset the negative effect on gross margin percentage of fixed costs over the lower net revenues in the first nine months of 2012, through cost saving initiatives.

Operating expenses

	Third Quarter
($ millions)	2012	2011	Change
Research and development	$55.6	$59.7	(7)%
Percentage of net revenues	42%	34%

Selling, general and administrative	$27.8	$30.0	(7)%
Percentage of net revenues	21%	17%

Amortization of purchased intangible assets	$11.6	$11.0	5%
Percentage of net revenues	9%	6%

Impairment of goodwill and purchased intangible assets	$276.1	$—	100%
Percentage of net revenues	210%	—%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses decreased $4.1 million, or 7% compared to the same period last year. This was primarily the result of the decrease in payroll-related costs associated with reduced benefit costs, impairment charges to intellectual property in the third quarter of 2011 that did not reoccur in 2012, reduced outside services costs due to cost savings efforts, partially offset by an increase in tape-out related costs. On a sequential basis, R&D expenses were $1.1 million lower in the third quarter of 2012 as compared to the second quarter of 2012 mainly due to the reduction of payroll-related costs, which were partially offset by higher product related tape-out costs.

Selling, general and administrative (“SG&A”) expenses were $2.2 million, or 7%, lower in the third quarter of 2012 compared to the same period last year, mainly due to the reductions in payroll-related costs. On a sequential basis, these expenses decreased $1.5 million primarily due to reductions in payroll-related costs and professional fees, partially offset by additional lease exit, termination and other costs.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks increased by $0.6 million in the third quarter of 2012 compared to the same period in 2011. The increase was primarily the result of additional intangible asset amortization related to the November 2010 acquisition of Wintegra and 2012 acquisition of certain assets from Maxim Inc. (“Maxim”).

Impairment of goodwill and purchased intangible assets

During the third quarter of 2012, we recognized $276.1 million in impairment of goodwill and purchased intangible assets related to the 2006 acquisition of Passave, Inc. (“Passave”) and the 2010 acquisition of Wintegra, Inc. (“Wintegra”). See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies for details.

Other (expense) income and Recovery of (provision for) income taxes

	Third Quarter
($ millions)	2012	2011	Change
Revaluation of liability for contingent consideration	$—	$29.4	(100)%
Gain on investment securities and other	$0.2	$0.2	—%
Amortization of debt issue costs	$(0.1)	$(0.1)	—%
Foreign exchange (loss) gain	$(2.5)	$3.6	(169)%
Interest expense, net	$(0.8)	$(0.5)	(60)%
Recovery of (provision for) income taxes	$7.1	$(5.4)	231%

Revaluation of liability for contingent consideration

See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 2. Business Combinations for details.

Gain on investment securities and other

We recorded a gain on sale of investment securities of $0.2 million related to the disposition of investment securities in the third quarter of 2012 and 2011.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.1 million in the third quarter of 2012 and 2011, relating to our senior convertible notes.

Foreign exchange (loss) gain

We recognized a net foreign exchange loss of $2.5 million in the third quarter of 2012 compared to a net foreign exchange gain of $3.6 million in the third quarter of 2011. This was primarily due to foreign exchange gain and loss on the revaluation of our foreign denominated assets and liabilities. This was partly driven by the United States Dollar depreciating by approximately 3% during the third quarter of 2012 compared to appreciating by approximately 6% during the third quarter of 2011, against currencies applicable to our foreign operations.

Interest expense, net

Net interest expense was $0.8 million in the third quarter of 2012 compared to $0.5 million in the third quarter of 2011.

Recovery of (provision for) income taxes

See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 10. Income Taxes for details.

First Nine Months of 2012 and 2011

Net revenues

	First Nine Months
($ millions)	2012	2011	Change
Net revenues	$401.6	$501.8	(20)%

Net revenues for the first nine months of 2012 were $401.6 million compared to $501.8 million for the same period of 2011. This 20% year-over-year decrease was mainly attributable to lower volumes shipped. We continued to be affected by macro-economic uncertainty, which has our customers delaying investments in network infrastructure, and has impacted each of the Storage, Optical and Mobile market segments.

Storage represented 65% of our net revenues in the first nine months of 2012 compared to 58% in the same period of 2011. Storage net revenues decreased by 11% year-over-year due mainly to the factors described above.

Optical represented 21% of our net revenues in the first nine months of 2012 compared to 25% in the same period of 2011. Optical net revenues decreased by 34% year-over-year due mainly to the factors described above.

Mobile represented 14% of our net revenues in the first nine months of 2012 compared to 16% in the same period in 2011. The Mobile net revenues decreased by 32% year-over-year due mainly to the factors described above.

Gross profit

	First Nine Months
($ millions)	2012	2011	Change
Gross profit	$280.3	$337.3	(17)%
Percentage of net revenues	70%	67%

Total gross profit decreased by $57 million in the first nine months of 2012 on lower net revenues compared to the same period in 2011. Gross profit as a percentage of net revenues increased 3%. This increase is mainly due to $9 million of expense related to our acquisition of Wintegra in November 2010, specifically, the effect of fair value adjustments related to inventory acquired from Wintegra and sold during the first half of 2011. As a result, gross profit as a percentage of net revenues would have been 69% had it not been for this fair value adjustment. The remainder of the change is mainly due to product mix. We were able to offset the negative effect on gross margin percentage of fixed costs over the lower net revenues in the first nine month of 2012 through cost saving initiatives.

Operating expenses

	First Nine Months
($ millions)	2012	2011	Change
Research and development	$171.4	$170.6	0%
Percentage of net revenues	43%	34%

Selling, general and administrative	$86.0	$91.6	(6)%
Percentage of net revenues	21%	18%

Amortization of purchased intangible assets	$34.5	$33.1	4%
Percentage of net revenues	9%	7%

Impairment of goodwill and purchased intangible assets	$276.1	$—	100%
Percentage of net revenues	69%	0%

Research and Development and Selling, General and Administrative Expenses

Our R&D expense increased $0.8 million in the first nine months of 2012 compared to the same period in 2011.

This was primarily the result of higher payroll-related costs associated with planned hiring, higher product related tape-out costs, and termination costs incurred in the first nine months of 2012 partially offset by lower outside services due to the timing of projects.

Selling, general and administrative (“SG&A”) expenses was $5.6 million, or 6% lower in the first nine months of 2012 compared to the same period last year, mainly due to the reductions in payroll-related costs, lease exit costs and acquisition-related costs incurred in 2011.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks increased by $1.4 million in the first nine months of 2012 compared to the same period in 2011. The increase was the result of additional intangible asset amortization related to the November 2010 acquisition of Wintegra and March 2012 acquisition of the SAS expander business from Maxim Integrated Products, Inc.

Impairment of goodwill and purchased intangible assets

During the first nine months of 2012, we recognized $276.1 million in impairment of goodwill and purchased intangible assets related to the 2006 acquisition of Passave and 2010 acquisition of Wintegra. See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies for details.

Other (expense) income and provision for income taxes

	First Nine Months
($ millions)	2012	2011	Change
Revaluation of liability for contingent consideration	$—	$29.4	(100)%
Gain on investment securities and other	$0.7	$0.6	17%
Amortization of debt issue costs	$(0.2)	$(0.2)	—%
Foreign exchange (loss) gain	$(2.0)	$1.5	(233)%
Interest expense, net	$(1.5)	$(2.0)	25%
Provision for income taxes	$(53.6)	$(15.1)	(255)%

Revaluation of liability for contingent consideration

See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 2. Business Combinations for details.

Gain on investment securities and other

We recorded a gain on sale of investment securities of $0.7 million and $0.6 million, related to the disposition of investment securities in the first nine months of 2012 and 2011, respectively.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.2 million in the first nine months of 2012 and 2011, relating to our senior convertible notes.

Foreign exchange (loss) gain

We recognized a net foreign exchange loss of $2.0 million in the first nine months of 2012 compared to a net foreign exchange gain of $1.5 million in the first nine months of 2011. This was primarily due to foreign exchange gain and loss on the revaluation of our foreign denominated assets and liabilities. This was partly driven by the United States Dollar depreciating by approximately 2% during the first nine months of 2012 compared to appreciating by approximately 4% during the first nine months of 2011, against currencies applicable to our foreign operations.

Interest expense, net

Net interest expense decreased by $0.5 million in the first nine months of 2012 compared to first nine months of 2011.

Provision for income taxes

See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 10. Income Taxes for details.

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

As discussed more fully in our Form 10-K for the year ended December 31, 2011 in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Critical Accounting Policies and Estimates section and Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, goodwill is reviewed for impairment annually and more frequently if an event occurs or circumstances change that could reduce the fair value below its carrying value. During the third quarter of 2012, we recognized $276.1 million in impairment of goodwill and purchased intangible assets related to the 2006 acquisition of Passave and 2010 acquisition of Wintegra. See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies for more details on this impairment.

Business Outlook

We expect our net revenues for the fourth quarter of 2012 to be approximately $121.2 million to $131.7 million. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenue is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. We expect the turns business percentage from the beginning of the fourth quarter of 2012 to be approximately 28%. A number of factors such as volatile macroeconomic conditions could impact achieving our revenue outlook.

We anticipate our fourth quarter 2012 gross margin percentage to be in the range of 70% to 71%, minus approximately 0.2% related to stock-based compensation expense. This could vary depending on the volumes of products sold, since many of our costs are fixed. The gross margin percentage will also vary depending on the mix of products sold.

In the fourth quarter of 2012, we expect operating expenses to be approximately $70 million to $71 million plus stock-based compensation expense of approximately $5.8 million to $6.8 million, and amortization of purchased intangible assets related to our past acquisitions of $10.8 million.

We anticipate that net interest income will be approximately $0.1 million in the fourth quarter of 2012, consisting of income earned from our cash and cash equivalents, short-term investments and long-term investment securities, partially offset by interest expense related to our outstanding senior convertible notes.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock. The combination of cash and cash equivalents, short-term investments, and long-term investment securities at September 30, 2012 totaled $331.9 million and is comprised of the following:

	September 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$93,742	$—	$—	$93,742
Money market funds	17,727	—	—	17,727
Corporate bonds and notes	1,750	—	—	1,750
US treasury and government agency notes	—	—	—	—

Total cash and cash equivalents	113,219	—	—	113,219

Short-term investments:
Corporate bonds and notes	50,791	1,510	—	52,301
US Treasury and Government Agency notes	3,808	16	—	3,824
Foreign Government and Agency notes	—	—	—	—
US States and Municipal securities	1,720	26	—	1,746

Total short-term investments	56,319	1,552	—	57,871

Long-term investment securities:
Corporate bonds and notes	129,506	923	(21)	130,408
US Treasury and Government Agency notes	26,906	78	(1)	26,983
Foreign Government and Agency notes	3,395	60	—	3,455

Total long-term investment securities	159,807	1,061	(22)	160,846

Total	$329,345	$2,613	$(22)	$331,936

*	Gross unrealized gains include accrued interest on investments of $1.4 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

Most of our cash and cash equivalents, short-term investments, and long-term investment securities balances at September 30, 2012 were held by our United States parent company.

Operating Activities

In the first nine months of 2012, cash generated from operations was $64.7 million, less a $20 million payment of withholding taxes related to an intercompany dividend paid to fund our stock buyback program. The primary adjustments to net income to arrive at operating cash flow are: $48.7 million of depreciation and amortization, $20 million of stock based compensation expense and $277.2 million impairment of goodwill and purchased intangible assets. While changes in our working capital accounts were primarily due to normal variations in timing of receipts and payments, we have been tightly managing our inventory levels to improve inventory turns, which contributed $12.5 million to operating cash flows. We have also monitored and controlled inventory held by our distributors resulting in a decreased deferred revenue balance. While this has had the effect of a $3.3 million operating cash outflow, it has resulted in improved inventory turns at distributors.

Investing Activities

We had a net inflow of cash of $60.6 million from investing activities in the first nine months of 2012, an increase of $117.7 million over the same period in 2011. During this period, we generated $193.9 million from the disposal and redemption of short- and long-term investments, in part to fund the share repurchases conducted in the third quarter of 2012. We purchased $87.3 million of these short-and long-term investments. We also invested $46 million in property and equipment, intangible assets, including a business acquisition in the nine months ended September 30, 2012.

Financing Activities

On May 2, 2012, the Company entered into an Accelerated Stock Buyback (“ASB”) program with Goldman, Sachs & Co. (“Goldman”) to repurchase an aggregate of $160 million of our common stock. During the nine months ended September 30, 2012, we repurchased 22.2 million shares under the ASB and a further 5.2 million shares on the open market as authorized by our Board of Directors. At September 30, 2012, we have paid $190.6 million in connection with the Company’s stock buyback program. Subsequent to the third quarter of 2012, the ASB and our 2012 Stock Buyback Plan was completed. See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 12. Stock Repurchase Program and Accelerated Stock Buyback.

Also, subsequent to the third quarter of 2012, we retired our outstanding Senior Convertible Notes for their aggregate face value of $68.3 million. See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 9. Senior Convertible Notes.

Proceeds from employee related stock issuances in the first nine months of 2012 were $15.9 million.

Contractual Obligations

As of September 30, 2012, we had cash commitments made up of the following:

	Payments due in:
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations:
Minimum Rental Payments	$44,664	$2,504	$16,528	$12,631	$13,001
Estimated Operating Cost Payments	13,834	894	5,633	4,323	2,984
Senior Convertible Notes:
Principal Repayment	68,340	68,340	—	—	—
Interest Payments	769	769	—	—	—
Purchase and Other Obligations	11,765	7,042	4,223	500	—

Total	$139,372	$79,549	$26,384	$17,454	$15,985

In addition to the amounts shown in the table above, we have recorded a $72.7 million liability for unrecognized tax benefits as of September 30, 2012, and we are uncertain as to if or when such amounts may be realized.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $21.4 million at September 30, 2012 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $7 million of cash in the remainder of 2012 for property and equipment and purchases of intellectual property.

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

Based on a sensitivity analysis performed on the financial instruments held at September 30, 2012, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 50, 100, or 150 basis points would result in a decline, or increase, in portfolio value of approximately $1.6 million, $3.2 million, and $4.8 million, respectively.

Senior Convertible Notes:

At September 30, 2012, $68.3 million in face value of our 2.25% senior convertible notes were outstanding. Because we pay fixed interest coupons on our senior convertible notes, market interest rate fluctuations do not impact our debt interest payments. However, the fair value of our senior convertible notes will fluctuate as a result of changes in the price of our common stock, changes in market interest rates, and changes in our credit worthiness.

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

Subsequent to the third quarter of 2012, we redeemed the Senior Convertible Notes at face value of $68.3 million. The redemption took place at one hundred per cent of the outstanding principal amount of the notes accrued plus accrued and unpaid interest. See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 9. Senior Convertible Notes.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required. If the counterparties to our foreign forward currency contracts that matured in the fiscal quarter ended September 30, 2012 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the first nine months of 2012 would have increased by $0.3 million. See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first nine months of 2012, we recorded a $2.1 million foreign exchange loss on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $3.3 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first nine months of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fluctuation in demand is dependent on, among other things, the size of the markets for our products, the rate at which such markets develop, and the level of capital spending by end customers. We cannot assure you of the rate, or extent to which, capital spending by end customers will grow, if at all.

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

We depend on a limited number of customers for large portions of our net revenues. During the rolling twelve month period ended September 30, 2012, we had one end customers that each accounted for more than 10% of our revenues, namely Hewlett-Packard Company (“HP”).

During the first nine months of 2012 and 2011, our top ten customers accounted for more than 60% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $2.1 million foreign exchange loss on the revaluation of our income tax liability in the first nine months of 2012 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $3.3 million impact to our pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In the first nine months of 2012, three outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We also have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough or at an acceptable cost, to satisfy our production requirements.

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

We have operations, which are primarily research and development facilities, located in Israel and India which employ approximately 230 and 150 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On November 10, 2011, the Board of Directors of the Company authorized a share repurchase plan for fiscal year 2012. Under the authorization, the Company may repurchase up to $40,000,000 of shares of the Company’s common stock in 2012. The following table represents a month-to-month summary of the stock purchase activity pursuant to this share repurchase program in the third quarter of fiscal year 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2012 to July 29, 2012	1,088,992	$5.84	1,088,992	$28,033,141
July 30, 2012 to August 26, 2012	1,608,713	$5.78	1,608,713	$18,729,425
August 27, 2012 to September 30, 2012	1,583,122	$5.92	1,583,122	$9,364,988

Total	4,280,827	$5.85	4,280,827

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 7, 2012, PMC-Sierra, Inc. (the “Company”) entered into a Separation Agreement with Michael W. Zellner, the Company’s Vice President of Finance and Chief Financial Officer (the “Separation Agreement”). On November 5, 2012, the Company amended the Separation Agreement (the “Amendment”) by extending Mr. Zellner’s term of employment beyond the original Separation Date of November 9, 2012, to a date yet to be determined, but no later than December 31, 2012. There are no changes to the amount or terms and condition of the Separation Payment specified in the Separation Agreement.

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the terms of the Amendment, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference in its entirety.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

10.1	PMC-Sierra, Inc. Restricted Stock Unit Agreement (Performance-Based Vesting Award) between PMC-Sierra, Inc. and Gregory S. Lang.	8-K	0-19084	8/27/2012	10.1

10.2	Amendment 1 to the Separation Agreement between PMC-Sierra, Inc., and Michael W. Zellner, dated November 5, 2012.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: November 8, 2012	/s/ Michael W. Zellner
Michael W. Zellner
Vice President, Chief Financial Officer and Principal Accounting Officer