Form 10-K
period 2012-12-29
PMC SIERRA INC
filed 2013-02-28
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2012

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

Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of the Common Stock on July 1, 2012 as reported by the NASDAQ Global Select Market, was approximately $0.7 billion. Shares of Common Stock held by each executive officer and director and by each person known to the registrant who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2013, the registrant had 202,956,952 shares of Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 29, 2012.

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

We have approximately 700 different semiconductor devices that are sold to leading equipment and design manufacturers, who in turn supply their equipment principally to service providers, carriers and enterprises globally. We provide semiconductor solutions for our customers by leveraging our intellectual property, design expertise and systems knowledge across a broad range of applications and industry protocols. PMC’s portfolio of semiconductor devices is used in various applications of communications network infrastructure equipment. Building on a track record of technology leadership, we are driving innovation across storage, optical and mobile networks. Our highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

PMC was incorporated in the state of California in 1983 and reincorporated in the state of Delaware in 1997. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “PMCS”. Our fiscal year ended on the last Sunday of the calendar year in 2010 and 2011. Starting fiscal year 2012 and onwards, our fiscal year will be ending on the last Saturday of the calendar year. Fiscal year 2012 consisted of 52 weeks. Fiscal year 2011 consisted of 53 weeks, and fiscal year 2010 consisted of 52 weeks.

INDUSTRY OVERVIEW

A transformation of the network is taking place due to the rapid growth in video traffic and more capable mobile devices, which continues to drive increasing demand for bandwidth and more efficient networks. At the same time, communication service providers are seeking ways to increase their revenues by bundling and delivering a range of services to their customers in a cost-effective manner. Applications such as social media, Video-on-Demand, Internet Protocol Television, videoconferencing, and data-intensive mobile smartphones and tablets are causing traffic levels to increase significantly. A 2013 study issued by Cisco Systems Inc., forecasts that worldwide mobile data traffic will increase 13-fold from 2012 to 2017. At the same time, mobile network connection speeds will increase 7-fold, and the average mobile network connection will exceed 4 megabits per second in 2017. This demand is resulting in carriers and enterprises having to upgrade and improve their network infrastructure and storage management capabilities. Enterprises, governments, corporations, small offices and home offices are expanding their networks to better capture, store and access large quantities of data and video, efficiently and securely.

We operate in one reportable segment—semiconductor solutions for communications network infrastructure. Our semiconductor devices enable networking equipment primarily in the following three end market segments: Storage, Optical and Mobile networks described in the overview of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Storage market segment is made up of enterprise storage equipment manufacturers and covers two broad areas: server storage, and stand-alone external storage systems. The Optical market segment refers to infrastructure suppliers of transport and access networks that use optical transport protocol and/or physical optical medium. The Mobile market segment is mainly infrastructure equipment suppliers, including base station and backhaul equipment, supporting the wireless transmission of content from and to mobile hand devices.

OUR BUSINESS STRATEGY

Our mission is to be the semiconductor innovator transforming networks that connect, move and store digital content. We achieve this by integrating our mixed-signal, software, and systems expertise to deliver industry-leading products with best-in-class quality, service, and technical support. The semiconductor solutions we develop are based on our in-depth knowledge of network applications, system requirements and networking protocols, as well as high-speed mixed-signal and system-on-chip design expertise. To realize our mission while expanding our business profitably, our business strategy can be summarized as follows:

1.	Leverage our mixed signal and system on chip expertise to be the leading supplier of silicon solutions for Storage, Optical, and Mobile networks;

2.	Deliver best in class performance and integration to lead the server and storage system market segments;

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

Our semiconductor devices enable networking equipment primarily in three market segments: Storage, Optical and Mobile networks. In 2012, the storage network represented 67% of total revenues, the optical network represented 19% of total revenues, and the mobile network represented 14% of total revenues.

Storage

Our Storage products are supplied directly to Original Equipment Manufacturers (“OEMs”) and channel customers. Our products and solutions for the Storage market segment enable high-speed communications between the servers, switches and storage devices that comprise these systems thus allowing large quantities of data to be stored, managed and moved securely. As storage demand continues to grow, managing the data becomes more critical for the operation of the entire company or service provider. Our focus in this area is in developing communication devices and controllers for high-performance storage systems in the Storage Area Network and Network Attached Storage markets, including 12 Gbps SAS/SATA and 8Gbps Fibre Channel controllers and expanders for this market segment. In 2010, PMC acquired Adaptec’s channel business, offering server adapter products with high-performance Solid State Drive (“SSD”) caching capability that are used to configure, manage and monitor storage volumes. We also include printer Application-specific Integrated Circuits (“ASICs”) in this market segment as they are most aligned with our Enterprise storage customers. Our Printer ASIC products provide integrated solutions for laser printers, that are used by enterprises and small businesses. Currently, the Storage market segment represents 67% of our net revenues.

Storage products and/or applications incorporating PMC’s semiconductor solutions	PMC Products	Examples of OEMs(1)
Storage Area Networks	RAID-on-Chip (RoC)	Dell
Server Attached Storage	Controllers	EMC
SSD Cache Performance	Expanders	Huawei-Symantec
Enterprise Networking	Loop Switches	HP
Data Center	Physical Layer Products	Hitachi
High Speed Laser and Multi-Function Printers	MIPs Processors	IBM
NetApp

(1)	Examples in the order listed refer to Dell Inc., EMC Corp., Chengdu Huawei-Symantec Technologies Co., Hewlett-Packard Company, Hitachi, Ltd., International Business Machines Corporation, NetApp, Inc.

Optical

Our Optical products include our Wide Area Network communication products focused on Metro and access networks, including Optical Transport Network (“OTN”), Synchronous Optical Networks (“SONET”), Asynchronous Transfer Mode (“ATM”) and Fiber to the Home. Our Metro products are used in equipment such as edge routers, multi-service provisioning platforms, and optical transport platforms where signals are gathered, processed and transmitted to the next destination as quickly and efficiently as possible in the metro area network. Next-generation networking equipment can handle multi-protocol, multi-service traffic and enable voice, video and data to be moved at high speeds over the network. For high-capacity data communication over fiber optic systems, the standard used is SONET in North America and parts of Asia, and is Synchronous Digital Hierarchy (“SDH”) in the rest of the world. In addition to using SONET/SDH to increase the bandwidth or capacity of their networks, many service providers are starting to implement packet-based transport equipment using a standard called OTN. OTN equipment is starting to be deployed in the metro and access portions of the network. Currently, the Optical market segment represents 19% of our net revenues.

Optical products and/or applications incorporating PMC’s semiconductor solutions	PMC Products	Examples of OEMs(1)
Optical Transport Network	Meta Family	Alcatel-Lucent
— P-OTP/P-OTS	HyPHY Family	Ciena
— ROADM/DWDM	Ethernet (Framers, Mappers, MAC)	Cisco
Carrier/Ethernet/Switch/Routers	SONET/SDH Framers	FiberHome
Multi-service switches	Cross Connects	Huawei
— MSPP/MSTP/ADM	T1/E1 Mappers/Framers	Juniper
Passive Optical Network	DS-3/E3 Mappers/Framers	Nokia Siemens
— EPON & 10G-EPON		Tellabs
— GPON & XG-PON		ZTE

(1)	Examples in the order listed refer to Alcatel-Lucent, S.A., Ciena Corp., Cisco Systems, Inc., Fiberhome Telecommunication Technologies Co., Ltd., Huawei Technology Co. Ltd., Juniper Networks, Inc., Nokia Corporation, Tellabs Inc., and ZTE Corporation.

Mobile

Our Mobile products include Winpath processors, T1/E1 and SERDES devices sold into Mobile access markets and include devices that are used in 2G, 3G and 4G wireless base stations and mobile backhaul equipment. Our highly integrated network processors are optimized for fiber and microwave backhaul, and cell site aggregation networks. PMC initiated new efforts within the remote radio head developing product that takes advantage of our mixed signal expertise and intellectual property for integrated solution that lowers power and offers smaller size. Currently, the Mobile market segment represents 14% of our net revenues.

Mobile products and/or applications incorporating PMC’s semiconductor solutions	PMC Products	Examples of OEMs(1)
Mobile Backhaul	WinPath Processors	Alcatel-Lucent
3GPP Wireless Base Stations	UFE Family	Cisco
Remote Radio Heads	Combiner/Serializers	Ericsson
	Transceivers/Framers	Huawei
	Radio devices	Nokia Siemens
Tellabs
ZTE

(1)	Examples in the order listed refer to Alcatel-Lucent, S.A., Cisco Systems, Inc., Telefonaktiebolaget LM Ericsson, Huawei Technology Co. Ltd., Nokia Corporation, Tellabs Inc., and ZTE Corporation.

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

We sell our products to end customers directly and through distributors and independent manufacturers’ representatives. In 2012, approximately 31% of our orders were shipped through distributors, approximately 47% were sent by us directly to contract manufacturers selected by OEMs, and the balance was sent directly to our OEM customers.

In 2012, our largest distributor was Avnet Inc. (“Avnet”), which sold our products worldwide (excluding Japan, Israel, and Taiwan). In 2012, sales shipped through Avnet represented 15% of our total net revenues. Our second largest distributor is Macnica Inc. Sales shipped through this distributor in 2012 represented 12% of our total net revenues.

In 2012, we had two end customers, Hewlett-Packard Company and EMC Corp., which each accounted for more than 10% of our net revenues.

Our sales outside of the United States, based on customer billing location, accounted for 86%, 83% and 85% of total revenue in 2012, 2011 and 2010, respectively. Our sales to customers in Asia, including Japan and China, were 78%, 73% and 77% of total revenues in 2012, 2011 and 2010, respectively.

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

Assembly and Test

Once our wafers are fabricated, they must be probed or inspected, to identify which individual units, referred to as die, were properly manufactured. Most wafers that we purchase are sent directly to an outside assembly house where the die are individually cut and packaged into semiconductor devices. The individual devices are then run through various electrical, mechanical and visual tests before customer delivery. PMC outsources all of its wafer probe, assembly and final testing to independent subcontractors.

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

From time to time we announce new products to the public once development of the product is substantially completed and there are no longer significant technical risks and costs to be incurred. As we have a portfolio of approximately 700 products, we do not consider any individual new product or group of products released in a year to be material, beyond our continuing development of a portfolio of products that meet our customers’ needs.

At the end of fiscal 2012, we had design centers in the United States (California, Pennsylvania, Texas, Oregon and Colorado), Canada (British Columbia, Alberta, Saskatchewan and Quebec), Israel (Herzliya), China (Shanghai), Germany (Ismaning and Neckarsulm) and India (Bangalore).

Our research and development spending was $220.9 million in 2012, $227.1 million in 2011, and $187.5 million in 2010.

BACKLOG

Our sales originate from customer purchase orders. However, our customers frequently revise order quantities and shipment schedules to reflect changes in their requirements. As of December 29, 2012, our backlog of products scheduled for shipment within three months totaled approximately $89 million. Unless our customers cancel or defer to a subsequent year with respect to a portion of this backlog, we expect this entire backlog to be filled in 2013. As of December 31, 2011, our backlog of products scheduled for shipment within three months totaled approximately $85 million.

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

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have a total of 597 U.S. and 80 foreign patents for circuit designs and other innovations used in the design and architecture of our products. In addition, we have 95 patent applications pending in the U.S. Patent and Trademark office. Our patents typically expire 20 years from the patent application date, with our existing patents expiring between 2013 and 2032.

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

EMPLOYEES

As of December 29, 2012, we had 1,546 employees, including 969 in Research and Development, 109 in Production and Quality Assurance, 307 in Sales and Marketing and 161 in Administration. During 2012, we decreased our number of employees by 18 employees. Our employees are not represented by a collective bargaining agreement and we have never experienced any related work stoppage.

ADDITIONAL INFORMATION AND SEC  REPORTS

Our principal executive offices are located at 1380 Bordeaux Drive, Sunnyvale, CA 94089. Our internet webpage is located at pmcs.com; however, the information accessed on or through our webpage is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our webpage after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our global business is subject to a number of economic risks.

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

Our operating results may be impacted by rapid changes in demand due to the following:

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

Our ability to project revenues is limited because a significant portion of our quarterly revenues may be derived from orders placed and shipped in the same quarter, which we call our “turns business.” Our turns business varies widely from quarter to quarter. Our customers may delay product orders and reduce delivery lead-time expectations, which may reduce our ability to project revenues beyond the current quarter. While we regularly evaluate end users’ and contract manufacturers’ inventory levels of our products to assess the impact of their inventories on our projected turns business, we do not have complete information on their inventories. This could cause our projections of a quarter’s turns business to be inaccurate, leading to lower or higher revenues than projected.

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

We depend on a limited number of customers for large portions of our net revenues. In 2012 and 2011, we had two end customers that accounted for more than 10% of our net revenues, namely, HP and EMC. In 2010, we had one end customer that accounted for more than 10% of our net revenues, namely HP.

In 2012, 2011 and 2010, our top ten customers accounted for more than 60% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

The loss of a key customer, or a reduction in our sales to any major customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations. In addition, if we fail to win new product designs from our major customers, our business and results of operations may be harmed.

We use indirect channels of product distribution, in many locations across the world, over which we have limited control.

We generate a portion of our sales through third-party distribution and reseller agreements. Termination of a distributor agreement either by us or a distributor, could result in a temporary or permanent loss of revenue, if we cannot establish an alternative distributor to manage this portion of our business, or we are unable to service the related end customers directly. Further, if we terminate a distributor agreement, we may be required to repurchase unsold inventory held by the distributor. We maintain a reserve for estimated returns. If actual returns exceed our estimate, there may be an adverse effect on our operating results. Our distributors are located all over the world and are of various sizes and financial profiles. Lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could potentially affect our distributors’ operations.

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

Laws and regulations to which we are subject, as well as customer requirements in the area of environmental protection and social responsibility, could impose substantial costs on us and may adversely affect our business.

Our business is subject to or may be impacted by various environmental protection and social responsibility legal and customer requirements. For example, we are subject to the European Union Directive on the Restriction of the use of certain Hazardous Substances in Electrical & Electronic Equipment (RoHS) and the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Regulation in the European Union. Such regulations could require us to redesign our products in order to comply with their requirements and require the development and/or maintenance of compliance administration systems. Redesigned products could be more costly to manufacture or require more costly or less efficient raw materials. If we cannot develop compliant products on a timely basis or properly administer our compliance programs, our revenues could decline due to lower sales. In addition, under certain environmental laws, we could be held responsible, without regard to fault, for costs relating to any contamination at our current or past facilities and at third-party waste-disposal sites. We could also be held liable for consequences arising out of human exposure to such substances or other environmental damage.

Recently there has been increased focus on environmental protection and social responsibility initiatives. We may choose or be required to implement various standards due to the adoption of rules or regulations that result from these initiatives, such as with respect to the use of conflict minerals, which are certain minerals that originate in the Democratic Republic of the Congo or adjoining countries. Our customers may also require us to implement environmental or social responsibility procedures or standards before they will continue to do business with us or order new products from us. Our adoption of these procedures or standards could be costly, and our failure to adopt these standards or procedures could result in the loss of business or fines or other costs.

The conflict minerals provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act could result in additional costs and liabilities.

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies who use “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. These new requirements could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products. There will also be costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities.

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

We are experiencing significantly greater competition in the markets in which we participate. We are expanding into market segments, such as the Storage, Optical, and Mobile market segments, which have established incumbents with substantial financial and technological resources. We expect more intense competition than that which we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

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

Product quality problems could result in reduced revenues and claims against us.

We produce highly complex products that incorporate leading-edge technology. Despite our testing efforts and those of our subcontractors, defects may be found in existing or new products. Because our product warranties against materials and workmanship defects and non-conformance to our specifications are for varying lengths of time we may incur significant warranty, support and repair or replacement costs. The resolution of any defects could also divert the attention of our engineering personnel from other product development efforts. If the costs for customer or warranty claims increase significantly compared with our historical experience, our revenue, gross margins and net income may be adversely affected.

Since many of the products we develop do not reach full production sales volumes for a number of years, we may incorrectly anticipate market demand and develop products that achieve little or no market acceptance.

Our products generally take between 12 and 24 months from initial conceptualization to development of a viable prototype, and another three to 18 months to be designed into our customers’ equipment and sold in production quantities. We sell products whose characteristics include evolving industry standards, short product life spans and new manufacturing and design technologies. As a result, we develop products many years before volume production and may inaccurately anticipate our customers’ needs. From initial product design-in to volume production, many factors, such as unacceptable manufacturing yields on prototypes or our customers’ redefinition of their products, can affect the timing and/or delivery of our products. Our products may become obsolete during these delays, resulting in our inability to recoup our initial investments in product development.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $1.5 million foreign exchange loss on the revaluation of our income tax liability in the 2012 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $3.3 million impact to our pre-tax net income.

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

Moreover, if any of our suppliers experience capacity constraints or component shortages, encounters financial difficulties, or experiences any other major disruption of its operations, we may need to qualify an alternate supplier, which may take an extended period of time and could result in delays in product shipments. These delays could cause our customers to seek alternate semiconductor companies to provide them with products previously purchased from us. Such a situation could harm our operating results, cash flow and financial condition.

We rely on limited sources of wafer fabrication, the loss of which could delay and limit our product shipments.

We do not own or operate a wafer fabrication facility. In the 2012, three outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We also have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough or at an acceptable cost, to satisfy our production requirements.

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

If we are unable to maintain effective internal controls, our stock price could be adversely affected.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the Act). Our controls necessary for continued compliance with the Act may not operate effectively at all times and may result in a material weakness disclosure. The identification of material weaknesses in internal control, if any, could indicate a lack of proper controls to generate accurate financial statements and could cause investors to lose confidence and our stock price to drop.

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

We have operations, which are primarily research and development facilities, located in Israel and India which employ approximately 220 and 100 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

We become defendants in legal proceedings from time to time. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and personal claims. We may not be able to accurately assess the risk related to these suits and we may be unable to accurately assess our level of exposure. An infringement or product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend and could divert the efforts of our technical and management personnel. These proceedings may result in material charges to our operating results in the future if our exposure is material and if our ability to assess our exposure becomes clearer.

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

During 2012, we leased properties in 36 locations worldwide. During the year, we increased our total leased area from approximately 472,000 square feet to approximately 549,000 square feet. Approximately 5% of the space we leased was excess at December 31, 2012 and 26% of the excess space had been subleased.

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

In addition to the two major sites in Sunnyvale and Burnaby, during 2012 we also operated fifteen additional research and development centers: three in Canada, six in the U.S., one in Bangalore, India, two in Israel, two in Germany, and one in Shanghai, China.

At the end of 2012, we also had 19 sales/operations offices located in Europe, Asia, and North America.

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

Stock Price Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the NASDAQ Global Select Market:

Fiscal 2012	High	Low
First Quarter	$7.29	$5.49
Second Quarter	7.69	5.98
Third Quarter	6.37	5.32
Fourth Quarter	5.64	4.69

Fiscal 2011	High	Low
First Quarter	$9.16	$7.36
Second Quarter	8.09	6.98
Third Quarter	7.79	5.38
Fourth Quarter	6.83	4.98

To maintain consistency, the information provided above is based on the last day of the calendar quarter rather than the last day of the fiscal quarter.

Stockholders

As of February 22, 2013, there were 723 holders of record of our Common Stock.

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

SOURCE: RESEARCH DATA GROUP, INC

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On November 10, 2011, the Board of Directors of the Company authorized a share repurchase plan for fiscal year 2012. Under the authorization, the Company could repurchase up to $40,000,000 of shares of the Company’s common stock in 2012.

On March 13, 2012, the Board of Directors of the Company announced the authorization of another share repurchase program for up to $275 million of its common stock. In connection with this program, on May 2, 2012, the Company entered into an Accelerated Share Buyback agreement (“ASB agreement”) with Goldman, Sachs & Co. to repurchase an aggregate of $160 million of PMC common stock, which was completed on October 5, 2012 with the final delivery of shares.

The following table represents a month-to-month summary of the stock purchase activity pursuant to these share repurchase program in the fourth quarter of fiscal year 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 27, 2012 (1)	6,336,766	$5.81	6,336,766	$—
October 28, 2012 to November 24, 2012	—	$—	—	$—
November 26, 2012 to December 29, 2012	—	$—	—	$—

	6,336,766	$5.81	6,336,766

(1)	Includes 4,600,778 shares of Common Stock repurchased pursuant to the Accelerated Share Buyback agreement. See “Stock Repurchase Program” within Item 8. Financial Statements and Supplementary Data the Notes to the Consolidated Financial Statements, Note 13. Stockholders’ Equity.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth data from our consolidated financial statements for each of the last five fiscal years.

	Year Ended (in thousands, except for per share data)
	December 29, 2012(1) (As Restated)*	December 31, 2011(2) (As Restated)*	December 26, 2010(3) (As Restated)*	December 27, 2009(4) (As Restated)*	December 28, 2008(5)
STATEMENT OF OPERATIONS DATA:
Net revenues	$530,997	$654,304	$635,082	$496,139	$525,075
Cost of revenues	157,918	211,630	204,518	165,231	181,642
Gross profit	373,079	442,674	430,564	330,908	343,433
Research and development	220,927	227,106	187,467	149,184	157,642
Selling, general and administrative	112,479	118,601	104,117	84,942	93,532
Amortization of purchased intangible assets	45,321	44,182	29,932	39,344	39,344
Impairment of goodwill and purchased intangible assets	276,082	—	—	—	—
Restructuring costs and other charges	—	—	403	888	824

(Loss) income from operations	(281,730)	52,785	108,645	56,550	52,091
Revaluation of liability for contingent consideration	—	29,376	—	—	—
Gain (loss) on investment securities and other	1,523	845	3,978	(367)	(15,690)
Amortization of debt issue costs and gain on extinguishment of debt	(167)	(200)	(200)	(200)	14,568
Foreign exchange (loss) gain	(1,512)	344	(2,360)	(2,371)	8,068
Interest expense, net	(1,586)	(2,267)	(1,248)	(2,511)	(757)
Gain on investment in Wintegra, Inc.	—	—	4,509	—	—
(Provision for) recovery of income taxes	(52,748)	(720)	(23,940)	825	70,017

Net (loss) income	$(336,220)	$80,163	$89,384	$51,926	$128,297

Net (loss) income per share—basic	$(1.55)	$0.34	$0.39	$0.23	$0.58
Net (loss) income per share—diluted	$(1.55)	$0.34	$0.38	$0.23	$0.57
Shares used in per share calculation—basic	216,593	233,210	231,427	226,225	221,659
Shares used in per share calculation—diluted	216,593	235,184	234,787	229,567	223,687

	As at
	December 29, 2012(1) (As Restated)*	December 31, 2011(2) (As Restated)*	December 26, 2010(3) (As Restated)*	December 27, 2009(4) (As Restated)*	December 28, 2008(5)
	(in thousands)
BALANCE SHEET DATA:
Working capital	$175,946	$213,780	$107,955	$229,547	$284,316
Cash and cash equivalents	169,970	182,571	203,089	192,841	97,839
Short-term investments	11,431	104,391	98,758	67,928	209,685
Long-term investment securities	91,778	226,619	281,678	192,636	—
Total assets	900,698	1,410,436	1,539,532	1,122,990	969,965
Short-term loan	—	—	180,991	—	—
Convertible notes	—	65,122	61,605	58,356	55,357
Liability for contingent consideration	—	—	28,194	—	—
Long-term obligations	17,233	1,284	8,940	6,211	503
Stockholders’ equity	634,982	1,094,332	1,013,337	879,372	779,258

There were no cash dividends issued during the years ended December 29, 2012, December 31, 2011 December 26, 2010, December 27, 2009, and December 28, 2008.

*	See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 19. Error Corrections.

(1)	Results for the year ended December 29, 2012 include $0.9 million stock-based compensation expense, $0.1 million asset impairment, and $0.1 million termination costs included in Cost of revenues; $11.6 million stock-based compensation, $2.2 million acquisition-related costs, $2.7 million termination costs, and $1 million asset impairment included in Research and development expenses; $13.9 million stock-based compensation, $2.4 million lease exit costs, $1.6 million acquisition-related costs, $1.1 million termination costs, and $0.3 million asset impairment included in Selling, general and administrative expense; $1.5 million foreign exchange loss on foreign tax liabilities included in Foreign exchange (loss) gain; $3.2 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $52.7 million provision for income taxes, including $47.2 million income tax provision related to an intercompany dividend net of $11.1 million related to the U.S. Federal and State tax credits required to be recognized in advance of their utilization, $8.1 million income tax provision relating to intercompany transactions, $3.4 million arrears interest relating to unrecognized tax benefits, $2.8 million deferred tax recovery related to non-deductible intangible asset amortization and impairment, $0.5 million income tax recovery for adjustments relating to prior periods, $1.3 million recovery of income taxes relating to income from operating results, $0.9 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, and $0.5 million income tax recovery related to tax deductible items above.

(2)	Results for the year ended December 31, 2011 include $0.9 million stock-based compensation expense and $9.1 million acquisition-related costs included in Cost of revenues; $11.6 million stock-based compensation, $3 million asset impairment, and $0.2 million acquisition-related costs included in Research and development expenses; $14.5 million stock-based compensation, $3.5 million acquisition-related costs, and $2.8 million lease exit costs included in Selling, general and administrative expense; $0.5 million recovery of impairment on investment securities and other, included in Gain (loss) on investment securities and other; $0.6 million foreign exchange gain on foreign tax liabilities included in Foreign exchange (loss) gain; $3.5 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, $1.2 million accretion of liability for contingent consideration and $0.3 million interest expense related to short-term loan included in Interest expense, net; and $0.7 million provision for income taxes, including $9.9 million income tax recovery for adjustments relating to prior periods, $11 million income tax provision relating to inter-company transactions, $3.2 million income tax provision relating to income from operating results, $1 million income tax recovery related to foreign tax credits, $0.6 million of stock option related loss carry-forwards recognized in equity, $0.5 million net tax recovery related to foreign exchange translation of a foreign subsidiary, $0.2 million recovery of arrears interest relating to unrecognized tax benefits, $0.2 million income tax recovery related to stock-based compensation, and $2.4 million deferred tax recovery related to non-deductible intangible asset amortization.

(3)

Results for the year ended December 26, 2010 include $0.8 million stock-based compensation expense and $1 million acquisition-related costs included in Cost of revenues; $9 million stock-based compensation and $4.9 million asset impairment included in Research and development expenses; $12.1 million stock-based compensation and $6.9 million acquisition related costs included in Selling, general and administrative expense; $3.8 million recovery of impairment on investment securities included in Gain (loss) on investment securities and other; $1.8 million foreign exchange loss on foreign tax liabilities included in Foreign exchange (loss) gain; $3.2 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, and $1.1 million interest expense related to short-term loan included in Interest expense, net; and $23.9 million net income tax provision, including $13.4 million sheltered by the benefit of stock option related loss carry-forwards recognized in equity, $7.8 million income tax provision relating to income from operating results, $1.4 million recovery of income taxes relating to inter-company transactions, $5.5 million income tax provision for adjustments relating to prior periods, $4.1 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $3.7 million arrears interest relating to unrecognized tax benefits, $0.6 million deferred tax recovery related to non-deductible intangible asset amortization, and $0.3 million tax recovery related to stock-based compensation.

(4)	Results for the year ended December 27, 2009 include $0.8 million stock-based compensation expense included in Cost of revenues; $8.7 million stock-based compensation expense and $1 million termination costs included in Research and development expenses; $12 million stock-based compensation expense and $0.6 million termination costs included in Selling, general and administrative expenses; $0.5 million loss on subleased facilities included in Gain (loss) on investment securities and other; $2.7 million foreign exchange loss on foreign tax liabilities included in Foreign exchange (loss) gain; $3 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $0.8 million income tax recovery which includes $6.5 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $4.8 million income tax provision relating to income from operating results, $1.5 million tax provision based on completed filings and assessments received from tax authorities, $1.5 million arrears interest relating to unrecognized tax benefits and $2.1 million deferred tax recovery related to non-deductible intangible asset amortization.

(5)	Results for the year ended December 28, 2008 include $1.1 million stock-based compensation expense included in Cost of revenues; $11.2 million stock-based compensation expense included in Research and development expenses; $12.5 million stock based compensation expense included in Selling, general and administrative expenses; $11.8 million loss on investments, $4.3 million asset impairment, and $0.4 million recovery on investments included in Gain (loss) on investment securities and other; $8.2 million foreign exchange gain on foreign tax liabilities included in Foreign exchange (loss) gain; $5.6 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $70 million net income tax recovery including $98 million net adjustment to the accrual for unrecognized tax benefits, $22.1 million income tax provision relating to income from operating results, $8.2 million tax expense relating to foreign exchange translation of a foreign subsidiary, $3 million tax recovery based on completed tax filings and assessments, $3.1 million arrears interest relating to unrecognized tax benefits, $2.3 million tax provision relating to the tax effect on an intercompany dividend, $1.4 million deferred tax recovery related to the asset impairment related to the termination of a supplier contract, $2 million deferred tax recovery related to non-deductible intangible asset amortization, and $1.3 million deferred tax recovery related to the impairment of investment securities.

Quarterly Comparisons

	Quarterly Data (in thousands except for per share data)
	Year Ended December 29, 2012				Year Ended December 31, 2011
	Fourth(1) (As Restated)	Third(2) (As Restated)	Second(3) (As Restated)	First(4) (As Restated)	Fourth(5) (As Restated)	Third(6) (As Restated)	Second(7) (As Restated)	First(8) (As Restated)
STATEMENT OF OPERATIONS DATA:
Net revenues	$129,418	$131,723	$137,762	$132,094	$152,553	$173,299	$171,018	$157,434
Cost of revenues	36,663	38,990	41,253	41,012	47,166	52,640	52,663	59,161
Gross profit	92,755	92,733	96,509	91,082	105,387	120,659	118,355	98,273
Research and development	49,553	55,604	56,699	59,071	56,517	59,669	56,421	54,499
Selling, general and administrative	26,432	27,786	29,290	28,971	27,045	29,981	29,366	32,209
Amortization of purchased intangible assets	10,784	11,624	11,626	11,287	11,099	11,031	11,031	11,021
Impairment of goodwill and purchased intangible assets	—	276,082	—	—	—	—	—	—

Income (loss) from operations	5,986	(278,363)	(1,106)	(8,247)	10,726	19,978	21,537	544
Revaluation of liability for contingent consideration	—	—	—	—	—	29,376	—	—
Gain on investment securities and other	777	180	527	39	286	222	167	170
Amortization of debt issue costs	(17)	(50)	(50)	(50)	(50)	(50)	(50)	(50)
Foreign exchange gain (loss)	439	(2,454)	1,608	(1,105)	(1,194)	3,635	(623)	(1,474)
Interest expense, net	(47)	(797)	(563)	(179)	(295)	(477)	(571)	(924)
Recovery of (provision for) income taxes	3,939	5,768	(495)	(61,960)	9,961	(5,702)	(682)	(4,297)

Net income (loss)	$11,077	$(275,716)	$(79)	$(71,502)	$19,434	$46,982	$19,778	$(6,031)

Net income (loss) per share—basic	$0.05	$(1.32)	$—	$(0.31)	$0.08	$0.20	$0.08	$(0.03)
Net income (loss) per share—diluted	$0.05	$(1.32)	$—	$(0.31)	$0.08	$0.20	$0.08	$(0.03)
Shares used in per share calculation—basic	202,400	209,512	222,316	232,142	231,199	232,590	234,992	234,058
Shares used in per share calculation—diluted	202,900	209,512	222,316	232,142	232,028	233,647	237,506	234,058

(1)

Results include $0.2 million stock-based compensation expense, and $0.1 million termination costs included in Cost of revenues; $2.9 million stock-based compensation expense, $0.5 million asset impairment, $0.3 million termination costs, and $0.3 million acquisition-related costs included in Research and development expense; $3.2 million stock-based compensation expense, $0.2 million termination costs, $0.1 million lease exit recoveries included in Selling, general and administrative; $0.9 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); $0.4 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in

Interest expense, net; and $3.9 million recovery of income taxes, including $5.1 million income tax recovery related to an intercompany dividend, $2.9 million income tax provision for adjustments relating to prior periods, $0.6 million recovery of arrears interest relating to unrecognized tax benefits, $0.5 million deferred tax recovery related to non-deductible intangible asset amortization and impairment, $0.4 million income tax recovery relating to foreign exchange translation of a foreign subsidiary, 0.2 million income tax recovery related to tax deductible items above, and $0.1 million recovery of income taxes relating to income from operating results.

(2)	Results include $0.2 million stock-based compensation expense and $0.1 million asset impairment included in Cost of revenues; $2.9 million stock-based compensation expense, $0.8 million acquisition-related costs, $0.7 million termination costs, and $0.5 million asset impairment included in Research and development expense; $3 million stock-based compensation, $1.8 million lease exit costs, $0.7 million termination costs, $0.3 million asset impairment, and $0.3 million acquisition-related costs included in Selling, general and administrative; $2.1 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $1 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $5.8 million recovery of income taxes, including, $4.3 million income tax recovery related to an intercompany dividend, $2.8 million income tax recovery for adjustments relating to prior periods, $3 million income tax provision relating to intercompany transactions, $1.2 million deferred tax recovery related to non-deductible intangible asset amortization and impairment, $0.8 million arrears interest relating to unrecognized tax benefits, $0.5 million income tax recovery relating to foreign exchange translation of a foreign subsidiary, and $0.8 million recovery of income taxes relating to income from operating results.

(3)	Results include $0.3 million stock-based compensation expense included in Cost of revenues; $2.9 million stock-based compensation, $0.5 million acquisition-related costs, and $0.2 million termination costs included in Research and development expense; $4.2 million stock-based compensation, $0.5 million acquisition-related costs, $0.3 million lease exit costs, and $0.1 million termination costs included in Selling, general and administrative; $1.1 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $0.5 million provision for income taxes, including $28.5 million benefit of certain U.S. Federal and State tax credits required to be recognized in advance of their utilization, $2.6 million arrears interest relating to unrecognized tax benefits, $28.3 million income tax provision relating to intercompany transactions, $0.9 million income tax recovery for adjustments relating to prior periods, $0.5 million deferred tax recovery related to non-deductible intangible asset amortization, $0.4 million reduction of stock option related loss carry-forwards recognized in equity, $0.3 million income tax provision relating to foreign exchange translation of a foreign subsidiary, and $0.4 million recovery of income taxes relating to income from operating results.

(4)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.8 million stock-based compensation, $1.5 million termination costs, and $0.6 million acquisition-related costs included in Research and development expense; $3.5 million stock-based compensation expense, $0.8 million acquisition-related costs, $0.4 million lease exit costs, and $0.1 million termination costs included in Selling, general and administrative; $1.3 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $61.9 million provision for income taxes, including $85.4 million income tax provision related to an intercompany dividend, $23.2 million recovery of income taxes relating to intercompany transactions, $0.6 million arrears interest relating to unrecognized tax benefits, $0.5 million deferred tax recovery related to non-deductible intangible asset amortization, $0.2 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, and $0.2 million income tax recovery for adjustments relating to prior periods.

(5)

Results include $0.2 million stock-based compensation expense included in Cost of revenues; $3 million stock-based compensation and $0.2 million recoveries of acquisition-related costs included in Research and development expense; $3.5 million stock-based compensation expense, $0.8 million acquisition-related costs, and $0.6 million recovery of lease exit costs included in Selling, general and administrative; $0.5 million recovery of impairment on investment securities included in Gain on investment securities and other; $1.4 million foreign loss on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; $10 million recovery of income taxes, including $10.2 million income tax recovery for adjustment relating to prior periods, $2.5 million reduction of stock option related loss carry-forwards recognized in equity, $1.8 million recovery of arrears interest relating to unrecognized tax benefits, $1 million income tax recovery related to foreign tax credits, $0.6 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $8.5 million provision for income taxes relating to intercompany transactions, and $2.4 million deferred tax recovery related to non-deductible intangible asset amortization.

(6)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $3 million stock-based compensation, $3 million asset impairment, and $0.1 million acquisition-related costs included in Research and development expense; $3.7 million stock-based compensation expense, and $0.5 million acquisition-related costs included in Selling, general and administrative; $3.2 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, and $0.4 million accretion of liability for contingent consideration included in Interest expense, net; and $5.7 million provision for income taxes, including $1.9 million income tax provision relating to inter-company transactions, $0.9 million income tax provision relating to income from operating results; $0.8 million net tax expense relating to foreign exchange translation of a foreign subsidiary, $1.9 million stock option related loss carry-forwards recognized in equity, $0.4 million arrears interest relating to unrecognized tax benefits, $0.2 million income tax recovery for adjustments relating to prior periods, and $0.1 million income tax provision related to stock-based compensation.

(7)	Results include $0.3 million stock-based compensation expense included in Cost of revenues; $2.9 million stock-based compensation expense, and $0.1 million acquisition-related costs included in Research and development expense; $3.9 million stock-based compensation, and $1.1 million acquisition-related costs included in Selling and administrative expense; $0.3 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, and $0.3 million accretion of liability for contingent consideration included in Interest (expense) income, net; and 0.7 million provision for income taxes including $1.4 million recovery of income taxes relating to inter-company transactions, $1.2 million net tax expense relating to foreign exchange translation of a foreign subsidiary, $1 million income tax provision relating to income from operating results, $0.9 million reduction of stock option related loss carry-forwards recognized in equity, $0.6 million arrears interest relating to unrecognized tax benefits, $0.5 million income tax provision for adjustments relating to prior periods, and $0.3 million income tax recovery related to stock-based compensation.

(8)	Results include $0.2 million stock-based compensation expense, and $9.1 million acquisition-related costs included in Cost of revenues; $2.7 million stock-based compensation expense, and $0.2 million acquisition-related costs included in Research and development expense; $3.4 million stock-based compensation expense, $1.2 million acquisition-related costs, and $3.4 million lease exit costs included in Selling, general and administrative expenses; $1 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, $0.5 million accretion of liability for contingent consideration, and $0.3 million interest related to short-term loan, included in Interest expense, net; and $4.3 million provision for income taxes including $2.2 million stock option related loss carry-forwards recognized in equity, $2 million income tax provision relating to inter-company transactions, $1.9 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $1.4 million income tax provision relating to income from operating results, and $0.6 million arrears interest relating to unrecognized tax benefits.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

OVERVIEW

PMC-Sierra is a semiconductor innovator transforming networks that connect, move and store digital content. We generate revenues from the sale of semiconductor solutions that we have designed and developed or acquired. Almost all of our revenues in any given year come from the sale of semiconductors that are developed prior to that year. For example, 99% of our revenues in 2012 came from products developed or acquired in 2011 and earlier. After an individual product is released for production and announced it may take several years before that product generates any significant revenues.

Our current revenues are generated by a portfolio of approximately 700 products which we have designed and developed, or acquired.

PMC’s diverse product portfolio enables many different types of communications network infrastructure equipment in three market segments: Storage, Optical and Mobile networks.

1.	Our Storage products enable high-speed communication servers, switches and storage devices to store, manage and move large quantities of data securely;

2.	Our Optical products are used in optical transport platforms, multi-services provisioning platforms, and edge routers where they gather, process and transmit disparate traffic to their next destination in the network; and

3.	Our Mobile products are used in wireless base stations, mobile backhaul, and aggregation equipment.

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

Changes to Previously Announced Fiscal 2012, 2011 and 2010 Annual Results

The fiscal 2012, 2011 and 2010 consolidated financial information has been updated within this Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the effects of the restatement as more fully described in Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 19. Error Corrections within this Annual Report. The table below details the restatements of specific line items in the 2012 Consolidated Balance Sheet and Statement of

Operations as at and for the year ended December 29, 2012 compared to amounts previously reported in our press release dated January 31, 2013:

	Year Ended December 29, 2012
	As Restated	As Previously Reported
(in thousands)
CONSOLIDATED BALANCE SHEET
Non-current assets:
Prepaid expenses	$25,077	$10,920
Liabilities:
Liability for unrecognized tax benefits - non-current	38,915	19,257
Equity:
Additional paid-in capital	1,526,883	1,537,729
Accumulated deficit	(892,720)	(896,323)

	Year Ended December 29, 2012
(in thousands, except for per share amounts)	As Restated	As Previously Reported
CONSOLIDATED STATEMENTS OF OPERATIONS
(Provision for) recovery of income taxes	$(52,748)	$(49,618)
Net (loss) income	$(336,220)	$(333,090)
Net (loss) income per common share - basic	$(1.55)	$(1.54)
Net (loss) income per common share - diluted	$(1.55)	$(1.54)

RESULTS OF OPERATIONS

NET REVENUES

(in millions)	2012	Change	2011	Change	2010
Net revenues	$531.0	(19)%	$654.3	3%	$635.1

Overall net revenues for 2012 decreased by $123.3 million, or 19% compared to net revenues for 2011. This year-over-year decrease was mainly attributable to lower volumes shipped. We continued to be affected by macro-economic uncertainty, which has our customers delaying investments in network infrastructure, and has impacted each of the Storage, Optical and Mobile market segments.

Storage represented 67% of our net revenues in 2012, compared to 60% in 2011. Storage net revenues decreased by 10% year-over-year mainly due to the macro-economic uncertainty noted above.

Optical represented 19% of our net revenues in 2012, compared to 25% in 2011. Optical net revenues decreased by 37% year-over-year mainly due to the overall macro-economic uncertainty noted above, lower carrier spending and delayed investment by carriers in packet-based technologies to address growth in video and mobile data. This led to a substantial drop in legacy volumes from SONET and ATM but no corresponding increase in new OTN technology revenue.

Mobile represented 14% of our net revenues in 2012, compared to 15% in 2011. Mobile net revenues decreased by 25% year-over-year due mainly to the factors above.

Overall net revenues for 2011 increased by $19.2 million, or 3% compared to net revenues for 2010. On a year-over-year basis, net revenues generated from our product offerings in Storage, Optical and Mobile increased (decreased) by 11%, (23%), and 34%, respectively.

Storage represented 60% of our net revenues in 2011 compared to 55% of our net revenues in 2010. Storage net revenues increased by 11% in 2011 compared to 2010. This increase was primarily due to higher volumes of our SAS devices shipped with the continued production ramp of our 6G SAS products and as customers continue to migrate from 3G to 6G platforms. Also, in 2011, we had a full year of revenues from our Channel Storage business that we purchased from Adaptec, Inc. (“Adaptec”) mid-year in 2010. These increases were partially offset by declines in volumes of our Fibre Channel and laser printer products in 2011, compared to 2010.

Optical represented 25% of our net revenues in 2011 compared to 33% of our net revenues in 2010. Optical net revenues decreased by 23% in 2011 compared to 2010. This was reflective of end market weakness during 2011 in the areas of metro and access. We also experienced a reduction of sales volumes from legacy SONET, ATM and microprocessor products compared to 2010. This decrease was partially offset by growth in OTN sales volumes.

Mobile represented 15% of our net revenues in 2011 compared to 12% of our net revenues in 2010. Mobile net revenues increased by 34% in 2011 compared to 2010. This increase was mainly due to our acquisition of Wintegra, Inc. (“Wintegra”) in November 2010 and was partially offset by a decline in volumes of our legacy wireless products.

GROSS PROFIT

(in millions)	2012	Change	2011	Change	2010
Gross profit	$373.1	(16)%	$442.7	3%	$430.6
Percentage of net revenues	70%		68%		68%

Gross profit for 2012 decreased by $69.6 million over 2011. Gross profit as a percentage of net revenues increased 2% to 70% in 2012 from 68% in 2011. This increase is mainly due to $9 million of expense related to our acquisition of Wintegra in November 2010, specifically, the effect of fair value adjustments related to inventory acquired from Wintegra and sold during the first half of 2011. As a result, gross profit as a percentage of net revenues would have been 69% in 2011 had it not been for this fair value adjustment. The remainder of the change is mainly due to product mix. We were able to offset the negative effect on gross margin percentage of fixed costs over the lower net revenues in 2012 through cost saving initiatives.

Gross profit for 2011 increased by $12.1 million over 2010. Gross profit as a percentage of net revenues was 68% in 2011 and 2010. As noted above, without the fair value adjustment related to the acquisition in Wintegra, the gross profit as a percentage of net revenues would have been 69% in 2011. The underlying increase is gross profit is primarily due to product mix.

OTHER COSTS AND EXPENSES

($ millions)	2012	Change	2011	Change	2010
Research and development	$220.9	(3)%	$227.1	21%	$187.5
Percentage of net revenues	42%		35%		30%

Selling, general and administrative	$112.5	(5)%	$118.6	14%	$104.1
Percentage of net revenues	21%		18%		16%

Amortization of purchased intangible assets	$45.3	2%	$44.2	48%	$29.9
Percentage of net revenues	9%		7%		5%

Impairment of goodwill and purchased intangible assets	$276.1	100%	$—	—%	$—
Percentage of net revenues	52%		—%		—%

Restructuring costs and other charges	$—	—%	$—	(100)%	$0.4
Percentage of net revenues	—%		—%		—%

Research and Development Expenses

Our Research and Development (“R&D”) expenses were $220.9 million in 2012. This was $6.2 million, or 3%, lower compared to 2011. This was primarily the result of lower outside services costs due to the timing of projects and continued expense control, partially offset by higher payroll-related costs associated with planned hiring (although bonuses were lower) and some increased acquisition related costs.

Our R&D expenses were $227.1 million in 2011. This was $39.6 million, or 21%, higher compared to 2010. Payroll costs increased by $27.5 million due primarily to the completion of planned hiring and other payroll related costs from our acquisitions of the Channel Storage business and Wintegra in 2010. Office and facilities related costs also increased by $3.7 million as a result of our acquisitions of the Channel Storage business and Wintegra in 2010. Also, there was an increase of $8.4 million in R&D expense due to higher tape-out and other project-related costs.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses were $112.5 million in 2012. This was $6.1 million, or 5%, lower compared to 2011, mainly due to lower payroll-related costs, including lower commissions due to lower net revenues, and lower acquisition-related costs.

Our SG&A expenses increased by $14.5 million in 2011, or 14%, compared to 2010. The increase is primarily due to payroll-related costs, including from our acquisitions of the Channel Storage business and Wintegra in 2010. In addition, we recognized lease exit costs of $2.8 million in 2011.

Amortization of Purchased Intangible Assets

Amortization expense for acquired intangible assets increased by $1.1 million, or 2%, in 2012 compared to 2011. This was attributable to commencing amortization of core technology assets acquired in minor business combinations at the end of 2011 and in 2012.

Amortization expense for acquired intangible increased by $14.3 million, or 48%, in 2011 compared to 2010. This increase was the result of increased amortization related to the intangible assets identified in the purchase price allocation for our acquisitions of the Channel Storage business from Adaptec, and Wintegra, in the amount of $1.1 million and $20 million, respectively. This increase was partially offset by a $6.8 million decrease resulting from intangibles related to the acquisition of Passave, Inc. becoming fully amortized early in the second quarter of 2010.

Impairment of goodwill and purchased intangible assets

During 2012, we recognized $276.1 million in impairment of goodwill and purchased intangible assets related to the 2006 acquisition of Passave and 2010 acquisition of Wintegra. See within Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 18. Impairment of Goodwill and Long-Lived Assets.

Restructuring Costs and Other Charges

We incurred restructuring costs and other charges in 2010 of $0.4 million. All past restructuring plans were complete as at December 31, 2011. There were no restructuring costs and other charges in 2011 and 2012.

For details on restructuring plans, please see within Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 6. Supplemental Financial Information.

OTHER INCOME AND EXPENSES

($ millions)	2012	Change	2011	Change	2010
Revaluation of liability for contingent consideration	$—	(100)%	$29.4	100%	$—
Gain on investment securities and other	$1.5	88%	$0.8	(80)%	$4.0
Amortization of debt issue costs	$(0.2)	—%	$(0.2)	—%	$(0.2)
Foreign exchange (loss) gain	$(1.5)	(600)%	$0.3	113%	$(2.4)

Interest expense, net	$(1.6)	30%	$(2.3)	(92)%	$(1.2)

Gain on investment in Wintegra, Inc.	$—	—%	$—	(100)%	$4.5
Provision for income taxes	$(52.7)	(7,429)%	$(0.7)	97%	$(23.9)

Revaluation of liability for contingent consideration

During 2011, we recognized a revaluation of liability for contingent consideration related to our acquisition of Wintegra. We recognized a fair value adjustment relating to the liability based on the updated assessment during the third quarter of 2011 of Wintegra’s 2011 revenues, which were below earn-out levels due to delayed platform deployment from key suppliers in China and Europe. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 2. Business Combinations. There is no other liability for contingent consideration.

Gain on investment securities and other

We recorded a gain on sale of investment securities of $1.5 million, $0.8 million, $4 million, related to the disposition of investment securities in 2012, 2011 and 2010, respectively. We also recognized recoveries of prior impairments of our investments in the Reserve Funds of $0.5 million and $3.8 million in each of 2011 and 2010, based on distributions received from the Reserve Funds. See Critical Accounting Policies and Estimates—Investments in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.2 million in each of 2012, 2011 and 2010, relating to our senior convertible notes.

Foreign exchange (loss) gain

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian dollar relative to the United States dollar have been hedged in accordance with our general practice of hedging approximately three quarters in advance.

We recognized a net foreign exchange loss of $1.5 million in 2012, a net foreign exchange gain of $0.3 million in 2011 and a net foreign exchange loss of $2.4 million in 2010. This was primarily due to foreign exchange gain and loss on the revaluation of our net foreign denominated assets and liabilities. This was partly driven by the United States Dollar depreciating by approximately 1% during 2012 compared to depreciating by approximately 1% during 2011 and depreciating by approximately 4% during 2010, against currencies applicable to our foreign operations.

Interest expense, net

Net interest expense for 2012, 2011, and 2010, was $1.6 million, $2.3 million, and $1.2 million, respectively.

In 2012, the decrease in net interest expense of $0.7 million, compared to 2011 was due primarily to less interest expense as a result of retiring our senior convertible notes in October 2012, and no accretion of the liability for contingent consideration in 2012 compared to 2011, partially offset by lower investment yields on lower cash balances in 2012.

In 2011, the increase in net interest expense of $1.1 million, compared to 2010, was due to lower investment yields and lower cash balances. In addition, we recognized $1.2 million of interest expense related to the accretion of the liability for contingent consideration in 2011, which was offset by the decline of $0.8 million interest on our short-term loan related to our acquisition of Wintegra in 2011 compared to 2010.

Gain on investment in Wintegra, Inc.

On November 18, 2010 we acquired Wintegra. Prior to the acquisition date, we owned 2.6% of the outstanding shares in Wintegra. Upon acquiring the remaining equity interests of Wintegra, we recorded a gain on the step-acquisition on this pre-existing investment of $4.5 million.

Provision for income taxes

See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 15. Income Taxes.

BUSINESS OUTLOOK

We expect our revenues for the first quarter of 2013 to be approximately $123 million to $132 million. A number of factors such as volatile macroeconomic conditions could impact the achievement of our revenue outlook.

We anticipate our first quarter 2013 gross margin percentage to be in the range of 71%-72%, minus approximately 0.2% related to stock-based compensation expense. As in past quarters this could vary depending on the volumes of products sold, since many of our costs are fixed. Margins will also vary depending on the mix of products sold.

We expect our first quarter 2013 operating expenses to be approximately $75 million to $77 million plus stock-based compensation expense of approximately $6 million to $7 million, and amortization of purchased intangible assets related to our past acquisitions of $10.8 million.

We anticipate that net interest income will be approximately $0.3 million in the first quarter of 2013.

The GAAP provision for income taxes is not available on a forward looking basis without unreasonable effort.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash from operations, our short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, manage our capital structure, and finance working capital. The combination of cash, cash equivalents, short-term investments and long-term investment securities at December 29, 2012, December 31, 2011 and December 26, 2010 totaled $273.2 million, $513.6 million and $583.5 million, respectively.

During 2012, we used $200 million to repurchase 33.7 million shares of our common stock under programs authorized by our Board of Directors. We repurchased 26.8 million shares under an Accelerated Stock Buyback agreement for $160 million. We also repurchased 6.9 million shares throughout the year for $40 million under the Employee Equity Stock Buyback Plan.

In October 2012, we repurchased the remaining outstanding Senior Convertible Notes (Notes) at 100% of the outstanding principal amount, or $68.3 million.

In November 2010, we obtained a short-term loan to facilitate the acquisition of Wintegra, the balance of which was $181.0 million as of December 26, 2010. We fully repaid this loan in January 2011.

In the future, we expect our cash on hand and cash generated from operations, together with our short-term investments and long-term investment securities, to be our primary sources of liquidity.

The composition of our cash, cash equivalents and short-term investments and long-term investment securities, as classified in our Consolidated Balance Sheet at December 29, 2012 and at December 31, 2011 were as follows:

	December 29, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$119,442	$—	$—	$119,442
Money market funds	50,528	—	—	50,528

Total cash and cash equivalents	169,970	—	—	169,970

Short-term investments:
Corporate bonds and notes	$9,163	$522	$—	$9,685
US States and Municipal securities	1,720	26	—	1,746

Total short-term investments	10,883	548	—	11,431

Long-term investment securities:
Corporate bonds and notes	53,567	329	(16)	53,880
US Treasury and Government Agency notes	33,830	25	(1)	33,854
Foreign Government and Agency notes	4,018	26	—	4,044

Total long-term investment securities	91,415	380	(17)	91,778

Total	$272,268	$928	$(17)	$273,179

*	Gross unrealized gains include accrued interest on investments of $0.9 million. The remainder of the gross unrealized gains and losses are included in the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$127,983	$—	$—	$127,983
Money market funds	54,588	—	—	54,588

Total cash and cash equivalents	182,571	—	—	182,571

Short-term investments:
Corporate bonds and notes	85,127	2,449	(34)	87,542
US Treasury and Government Agency notes	10,009	203	—	10,212
Foreign Government and Agency notes	6,540	97	—	6,637

Total short-term investments	101,676	2,749	(34)	104,391

Long-term investment securities:
Corporate bonds and notes	166,741	688	(449)	166,980
US Treasury and Government Agency notes	52,054	123	(39)	52,138
Foreign Government and Agency notes	5,713	39	—	5,752
US States and Municipal securities	1,720	29	—	1,749

Total long-term investment securities	226,228	879	(488)	226,619

Total	$510,475	$3,628	$(522)	$513,581

*	Gross unrealized gains include accrued interest on investments of $2.4 million. The remainder of the gross unrealized gains and losses are included in the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

The investments in the Reserve Funds, classified as cash and cash equivalents on the Consolidated Balance Sheet were recorded at a value of $nil at December 31, 2011 and relate to shares of the International Fund and the Primary Fund. In 2011, we received $22.6 million from the International Fund and its liquidation was completed. The Primary Fund continues to be in the process of liquidation. We continued to hold shares of the Reserve Primary Fund with an original cost of $0.6 million. Based on information available in 2012, we determined that it would be unlikely to receive any further distributions from The Fund and wrote off the remaining shares of The Primary Fund against existing provisions.

OPERATING ACTIVITIES

Cash generated from operations was $93 million in fiscal 2012 (2011—$160.8 million), less a $20 million payment of withholding taxes related to an intercompany dividend paid to fund our stock buyback programs. Our net loss for the year was $329.5 million. The primary non-cash adjustments to net loss to arrive at operating cash flow include: $276.1 million impairment of goodwill and purchased intangible assets, $64.5 million in depreciation and amortization, $60.9 million of taxes related to an intercompany dividend, $26.3 million of stock-based compensation. In addition, partially offsetting these were $32.5 million in working capital changes, driven mainly by:

1.	$28.3 million reduction in accounts payables and accrued liabilities, including $20 million for withholding taxes noted above;

2.	$16.4 million reduction in inventory levels at the end of 2012, compared to the same time in 2011. We proactively managed our inventory level in light of the macroeconomic challenges throughout 2012, and were able to increase our inventory turns from 5.7 in 2011 to 6.2 in 2012;

3.	A $12.4 million reduction in deferred income taxes and income taxes payable; and

4.	A $7.9 million reduction in our deferred income balance; The reduction is reflective of our continuing proactive management of our inventory levels in all areas of the channel, including at our distributors, and mirrors our own inventory levels needed to support current market demand.

INVESTING ACTIVITIES

Cash generated by investing activities was significantly higher in 2012 compared to 2011. In 2012, we redeemed short-term investments and disposed of investment securities to fund our stock buyback programs and redemption of our Senior Convertible notes, whereas we were not undertaking similar programs in 2011. We also used cash $31.2 million to acquire property and equipment (2011 – $12.7 million, 2010—$11.3 million). This increase over the prior two years is primarily due to the implementation of a new ERP system during the year.

Cash used for purchases of intangible assets during the year was in line with 2011 and 2010.

In 2012 and 2011, we spent $15.9 million and $1.7 million, respectively, on acquisitions of businesses. In 2010, we used $200 million to acquire Wintegra and $34.3 million to acquire the Channel Storage Business from Adaptec.

FINANCING ACTIVITIES

During 2012, we used $200 million to repurchase 33.7 million shares of our common stock. In 2011 we used $40 million of cash to repurchase 6.1 million shares of our common stock. We did not have a share buyback program in 2010. During 2012, we redeemed our senior convertible notes at their face values of $68.3 million. We also received $16 million from issuances of common stock, which was similar to 2011 levels and slightly down from $18.6 million in 2010.

In connection with the acquisition of Wintegra, we borrowed $220 million in 2010, $40 million of which was repaid in 2010. The remainder was repaid in January 2011.

CONTRACTUAL OBLIGATIONS:

At December 29, 2012, we had the following contractual obligations:

	Payments due in:
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations:
Minimum Rental Payments	$44,922	$9,574	$15,749	$10,049	$9,550
Estimated Operating Cost Payments	18,311	3,870	6,413	4,721	3,307
Purchase and Other Obligations (1)	21,618	10,122	11,496	—	—

Total	$84,851	$23,566	$33,658	$14,770	$12,857

(1)	Included in the purchase commitments above is $21.6 million in design software tools, which will be paid between 2013 and 2014. This amount includes $17.2 million classified as long-term obligations in our Consolidated Balance Sheet for the year ended December 29, 2012. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above. We estimate these other commitments to be approximately $25.5 million at December 29, 2012 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We expect to spend approximately $17.5 million in 2013 for capital expenditures including purchases of intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will be sufficient to satisfy our projected operating, working capital, capital expenditure, purchase obligations and debt obligations through the next twelve months.

In addition to the amounts shown in the table above, we have recorded a $90.7 million liability for unrecognized tax benefits as of December 29, 2012, and we are uncertain as to if or when such amounts may be realized.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 29, 2012, we had no material off-balance sheet financing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

We changed our presentation of other comprehensive income due to the adoption of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 220, Presentation of Comprehensive Income, and we adopted FASB, ASB Topic 350, Testing Goodwill for Impairment, which provides a qualitative assessment option for the goodwill impairment test. We did not elect to do the qualitative assessment; therefore the adoption of this standard did not change the way we conduct our goodwill impairment tests. The adoption of these accounting standards did not have a material impact on our consolidated financial statements.

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

During the third quarter of 2012, we recognized $276.1 million in impairment of goodwill and purchased intangible assets related to the 2006 acquisition of Passave, Inc. and the 2010 acquisition of Wintegra. All of the goodwill of Passave was written down by $146.3 million due to weaker quarterly results and future projections than previously expected, driven by slower adoption rates of FTTH technology in markets outside of Asia. All of the goodwill and a portion of the other intangible assets of Wintegra were determined to be impaired by $122.8 million and $7 million, respectively, as a result of the continuing weak carrier spending, more so than previously expected. This impairment charge was included in the Consolidated Statement of Operations as Impairment of goodwill and purchased intangible assets.

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

Investment in Cash Equivalents, Short-Term Investments and Long-Term Investment Securities

Our cash equivalents, short-term investments and long-term investment securities are comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”)-insured corporate notes, United States State and Municipal Securities, foreign government and agency notes and corporate bonds and notes with minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent at the date of purchase. At December 29, 2012, these securities had an estimated fair value of $153.7 million. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 7. Investment Securities for details.

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

Based on a sensitivity analysis performed on the financial instruments held at December 29, 2012, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 100 basis points would result in approximately a decline of $1.7 million or an increase of $0.8 million in portfolio value, respectively. The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.

Senior Convertible Notes

In October 2012, the Company retired the remaining 2.25% senior convertible notes at their face value of $68.3 million.

Because we paid fixed interest coupons on these Notes, market interest rate fluctuations did not impact our debt interest payments. However, the fair value of the senior convertible notes fluctuated as a result of changes in the price of our common stock, changes in market interest rates and changes in our credit worthiness.

Our senior convertible notes were not listed on any exchange or included in any automated quotation system but were registered for resale under the Securities Act of 1933. See Item 8. Financial Statements and

Supplementary Data, the Notes to the Consolidated Financial Statements, Note 10. Senior Convertible Notes for further details.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required. If the counterparties to our foreign forward currency contracts that matured in the fiscal year ended December 29, 2012 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for 2012 would have increased by $0.4 million. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 3. Derivative Instruments for further details.

As at December 29, 2012, we had 73 currency forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $22.5 million and the contracts had a fair value gain of $0.4 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates. A 5% shift in the foreign exchange rates between U.S. dollar and the Canadian dollar would impact pre-tax income by approximately $3.3 million. The selected hypothetical change in foreign exchange rates does not reflect what could be considered the best or worst case scenarios.

Other Investments

From time-to-time, our other investments include strategic investments in privately held companies that are carried on our balance sheet at cost, net of write-downs for other than temporary declines in market value. These investments are inherently risky, as they typically are comprised of investments in companies and partnerships that are still in the start-up or development stages. The market for the technologies or products that they have under development is typically in the early stages and may never materialize. We could lose our entire investment in these companies and partnerships or may incur an additional expense if we determine that the value of these assets has been impaired.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The chart entitled “Quarterly Data” contained in Item 6 of Part II hereof is hereby incorporated by reference into the Item 8 of Part II of this Form 10-K.

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of PMC-Sierra, Inc.:

We have audited the accompanying consolidated balance sheets of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PMC-Sierra, Inc. and subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE LLP

Vancouver, Canada

February 28, 2013

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 29, 2012 (As Restated – See Note 19a)	December 31, 2011 (As Restated – See Note 19a)
ASSETS:
Current assets:
Cash and cash equivalents	$169,970	$182,571
Short-term investments	11,431	104,391
Accounts receivable, net of allowance for doubtful accounts of $1,614 (2011—$1,952)	62,143	59,213
Inventories, net	23,548	39,911
Prepaid expenses and other current assets	22,125	23,411
Income taxes receivable	6,630	8,027
Deferred tax assets	43,630	30,725

Total current assets	339,477	448,249
Investment securities	91,778	226,619
Investments and other assets	20,133	2,431
Prepaid expenses	25,077	27,898
Property and equipment, net	43,146	25,364
Goodwill	252,419	520,899
Intangible assets, net	128,668	158,482
Deferred tax assets	—	494

	$900,698	$1,410,436

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net	$—	$65,122
Accounts payable	27,410	38,340
Accrued liabilities	72,282	66,139
Income taxes payable	1,450	—
Liability for unrecognized tax benefit	51,810	46,394
Deferred income taxes	2,466	2,450
Deferred income	8,113	16,024

Total current liabilities	163,531	234,469
Long-term obligations	17,233	1,284
Deferred income taxes	44,849	40,663
Liability for unrecognized tax benefit	38,915	38,460
PMC special shares convertible into 1,019 (2011—1,029) shares of common stock	1,188	1,228
Contingencies (Note 11. Commitments and Contingencies)

Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 200,924 shares issued and outstanding (2011—230,233)	201	230
Additional paid in capital	1,526,883	1,577,562
Accumulated other comprehensive income (loss)	616	(1,146)
Accumulated deficit	(892,718)	(482,314)

Total stockholders’ equity	634,982	1,094,332

	$900,698	$1,410,436

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 29, 2012 (As Restated – See Note 19a)	December 31, 2011 (As Restated – See Note 19a)	December 26, 2010 (As Restated – See Note 19a)
Net revenues	$530,997	$654,304	$635,082
Cost of revenues	157,918	211,630	204,518

Gross profit	373,079	442,674	430,564
Research and development	220,927	227,106	187,467
Selling, general and administrative	112,479	118,601	104,117
Amortization of purchased intangible assets	45,321	44,182	29,932
Impairment of goodwill and purchased intangible assets	276,082	—	—
Restructuring costs and other charges	—	—	403

(Loss) income from operations	(281,730)	52,785	108,645

Other (expense) income:
Revaluation of liability for contingent consideration	—	29,376	—
Gain on investment securities and other	1,523	845	3,978
Amortization of debt issue costs	(167)	(200)	(200)
Foreign exchange (loss) gain	(1,512)	344	(2,360)
Interest expense, net	(1,586)	(2,267)	(1,248)
Gain on investment in Wintegra, Inc.	—	—	4,509

(Loss) income before provision for income taxes	(283,472)	80,883	113,324
Provision for income taxes	(52,748)	(720)	(23,940)

Net (loss) income	$(336,220)	$80,163	$89,384

Net (loss) income per common share—basic	$(1.55)	$0.34	$0.39
Net (loss) income per common share—diluted	$(1.55)	$0.34	$0.38
Shares used in per share calculation—basic	216,593	233,210	231,427
Shares used in per share calculation—diluted	216,593	235,184	234,787

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended
	December 29, 2012 (As Restated – See Note 19a)	December 31, 2011 (As Restated – See Note 19a)	December 26, 2010 (As Restated – See Note 19a)
Net (loss) income	$(336,220)	$80,163	$89,384

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $260, $619, and $138	2,065	(2,688)	451
Change in fair value of investment securities, net of tax of $65, $211 and $164	(303)	(530)	457

Other comprehensive income (loss)	1,762	(3,218)	908

Comprehensive (loss) income	$(334,458)	$76,945	$90,292

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 29, 2012 (As Restated – See Note 19a)	December 31, 2011 (As Restated – See Note 19b)	December 26, 2010 (As Restated – See Note 19b)
Cash flows from operating activities:
Net (loss) income	$(336,220)	$80,163	$89,384
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	64,535	72,544	48,147
Stock-based compensation	26,315	27,055	21,935
Unrealized foreign exchange loss (gain), net	1,747	(43)	2,011
Net amortization of premiums/discounts and accrued interest of investments	5,101	4,520	5,484
Asset impairment	1,759	3,589	4,882
Accrued interest on short-term loan	—	589	991
Gain on investment securities and other	(1,508)	(671)	(3,979)
Gain on investment in Wintegra, Inc.	—	—	(4,509)
Impairment of goodwill and purchased intangible assets	276,082	—	—
Revaluation of liability for contingent consideration	—	(29,376)	—
Taxes related to intercompany dividend	60,940	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,929)	10,177	(1,088)
Inventories	16,363	2,210	(4,730)
Prepaid expenses and other current assets	2,635	2,824	8,587
Accounts payable and accrued liabilities	(28,267)	(9,447)	10,551
Deferred income taxes and income taxes receivables/payables	(5,638)	492	2,818
Accrued restructuring costs	—	(1,609)	(2,396)
Deferred income	(7,911)	(2,202)	5,239

Net cash provided by operating activities	73,004	160,815	183,327

Cash flows from investing activities:
Business acquisition	(15,900)	(1,669)	(234,035)
Purchases of property and equipment	(31,229)	(12,702)	(11,340)
Purchase of intangible assets	(7,438)	(6,116)	(5,678)
Redemption of short-term investments	26,473	—	4,574
Disposals of investment securities	315,310	249,789	222,261
Purchases of investment securities and other investments	(120,917)	(205,903)	(347,585)

Net cash provided by (used in) investing activities	166,299	23,399	(371,803)

Cash flows from financing activities:
Repurchase of senior convertible notes	(68,340)	—	—
Repurchases of common stock	(199,999)	(39,999)	—
Proceeds from short-term loan	—	—	220,000
Repayment of short-term loan	—	(180,991)	(40,000)
Proceeds from issuance of common stock	16,000	16,764	18,595

Net cash (used in) provided by financing activities	(252,339)	(204,226)	198,595

Effect of exchange rate changes on cash and cash equivalents	435	(506)	129
Net (decrease) increase in cash and cash equivalents	(12,601)	(20,518)	10,248
Cash and cash equivalents, beginning of year	182,571	203,089	192,841

Cash and cash equivalents, end of year	$169,970	$182,571	$203,089

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,554	$1,538	$2,343
Cash (refund received) paid for income taxes, net	(2,523)	379	16,686
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	40	488	286

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital (As Restated – See Note 19a)	Accumulated Other Comprehensive Income (Loss) (net of tax)	Accumulated Deficit (As Restated – See Note 19a)	Total Stockholders’ Equity (As Restated – See Note 19a)
Balance at December 27, 2009	227,655	$247	$1,515,276	$1,164	$(637,315)	$879,372
Net income	—	—	—	—	89,384	89,384
Other comprehensive income:
Change in fair value of derivatives, net of tax of $138	—	—	—	451	—	451
Change in fair value of investment securities, net of tax of $164	—	—	—	457	—	457

Comprehensive income						90,292

Conversion of special shares into common shares	200	1	285	—	—	286
Issuance of common stock under stock benefit plans	4,153	4	17,763	—	—	17,767
Stock-based compensation expense	—	—	23,018	—	—	23,018
Benefit of stock option related loss carry-forwards	—	—	2,602	—	—	2,602

Balance at December 26, 2010	232,008	252	1,558,944	2,072	(547,931)	1,013,337
Net income	—	—	—	—	80,163	80,163
Other comprehensive income:
Change in fair value of derivatives, net of tax of $619	—	—	—	(2,688)	—	(2,688)
Change in fair value of investment securities, net of tax of $211	—	—	—	(530)	—	(530)

Comprehensive income						76,945

Conversion of special shares into common shares	341	—	488	—	—	488
Issuance of common stock under stock benefit plans	3,968	(16)	15,772	—	—	15,756
Stock-based compensation expense	—	—	27,055	—	—	27,055
Benefit of stock option related loss carry-forwards	—	—	750	—	—	750
Repurchases of common stock	(6,084)	(6)	(25,447)	—	(14,546)	(39,999)

Balance at December 31, 2011	230,233	230	1,577,562	(1,146)	(482,314)	1,094,332
Net loss	—	—	—	—	(336,220)	(336,220)
Other comprehensive income:
Change in fair value of derivatives, net of tax of $260	—	—	—	2,065	—	2,065
Change in fair value of investment securities, net of tax of $65	—	—	—	(303)	—	(303)

Comprehensive loss						(334,458)

Issuance of common stock under stock benefit plans	4,423	4	15,134	—	—	15,138
Stock-based compensation expense	—	—	26,315	—	—	26,315
Benefit of stock option related loss carry-forwards	—	—	33,654	—	—	33,654
Repurchases of common stock	(33,732)	(33)	(125,782)	—	(74,184)	(199,999)

Balance at December 29, 2012	200,924	$201	$1,526,883	$616	$(892,718)	$634,982

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

Basis of presentation. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). The Company’s 2012 fiscal year consisted of 52 weeks, and fiscal years 2011, and 2010 consisted of 53 and 52 weeks, respectively. The 2012 fiscal year ended on the last Saturday in December, and the 2011 and 2010 fiscal years ended on the last Sunday in December. The Company’s reporting currency is the U.S. dollar. The accompanying consolidated financial statements include the accounts of PMC-Sierra, Inc. and any of its subsidiaries. As at December 29, 2012 and December 31, 2011, all subsidiaries included in these consolidated financial statements were wholly owned by PMC. All inter-company accounts and transactions have been eliminated.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the valuation of investments, accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, revenue recognition, sales returns, warranty costs, income taxes including uncertain tax positions, restructuring costs, assumptions used to measure the fair value of the debt component of the Company’s senior convertible notes, accounting for employee benefit plans, and contingencies (See Note 11. Commitments and Contingencies). Actual results could differ materially from these estimates.

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount that is expected to be ultimately collected.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Cost is computed using standard cost, which approximates actual average cost. The Company provides inventory allowances on obsolete inventories and inventories in excess of twelve-month demand for each specific part.

The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property and equipment, net. Property and equipment is stated at cost, net of write-downs for impairment, and accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the lease term.

Goodwill and Intangible assets. Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter, and when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, ranging from less than 1 year to ten years. Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired. Developed technology assets are carried at cost, less accumulated amortization, of which amortization is computed over the estimated useful lives of 3 years.

Impairment of long-lived assets. Long-lived assets that are held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the difference between the fair value of the asset and its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

See Note 18. Impairment of Goodwill and Long-Lived Assets for discussion of the 2012 asset impairment relating to goodwill and purchased intangible assets.

During 2012, the Company recognized other asset impairments totaling $1.8 million related to certain design tools, property and equipment, and intellectual property that were no longer expected to be utilized. During 2011, the Company recognized an asset impairment of $3.6 million related to certain purchased intellectual property that was no longer expected to be leveraged due to adjustments in research and development project initiatives. During 2010, the Company recognized an asset impairment of $4.9 million based on a determination made in the period that certain intangible assets were made redundant by assets acquired with our purchase of the Channel Storage business from Adaptec. Accordingly, the carrying values were written down to zero. These impairment charges were included in the Consolidated Statements of Operations in Research and development expense in the respective periods.

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

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may significantly impact PMC’s net (loss) income and cash flows. The Company periodically hedges forecasted foreign currency transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net (loss) income. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in net (loss) income when the hedged item affects net (loss) income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net (loss) income. During the years ended December 29, 2012, December 31, 2011 and December 26, 2010, all hedges were designated as cash flow hedges.

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

The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of the Company’s cash equivalents, short-term investments, long-term investment securities, derivative instruments, debt component of its senior convertible notes, and employee post-retirement healthcare benefits are estimated using available market information and appropriate valuation. The fair value of investments in public companies is determined using quoted market prices for those securities. The fair value of investments in private entities is not readily determinable due to the illiquid market for these investments. The fair value of the deposits for wafer fabrication capacity is not readily determinable because the timing of the related future cash flows is not determinable and there is no market for the sale of these deposits. See Note 4. Fair Value Measurements. The Company considers various actuarial assumptions, in determining the value of its employee post-retirement healthcare benefits, including the discount rate, current year health care trend and ultimate trend rates. The Company bases the salary increase assumptions on historical experience and future expectations.

The carrying values of cash, accounts receivable and accounts payable approximate fair value because of their short term to maturities.

In October 2012, the Company retired the remaining 2.25% senior convertible notes at their face value of $68.3 million. The senior convertible notes were not listed on any exchange or included in any automated quotation system but were registered for resale under the Securities Act of 1933.

As of and for the year ended December 29, 2012, the use of derivative financial instruments was not material to the results of operations or the Company’s financial position (see “Derivatives and Hedging Activities” in this Note).

Concentrations of risk. The Company maintains its cash, cash equivalents, short-term investments, and long-term investment securities in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 29, 2012, there was one distributor that accounted for 12% of accounts receivables, and two other customers that accounted for 17% and 10% of accounts receivables, respectively. At December 31, 2011, there was one distributor that accounted for 21% of accounts receivables, and two other customers that each accounted for 16% and 11% of accounts receivables, respectively. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company’s credit evaluation process, relatively short collection periods and the geographical dispersion of the Company’s sales. The Company does not require collateral security for outstanding amounts.

The Company relies on a limited number of suppliers for wafer fabrication capacity. In 2012 and 2011, there were three outside wafer foundries that supplied more than 95% of our semiconductor wafer requirements.

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

Cost of revenues. Cost of revenues is comprised of the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services, packaging materials for semiconductor products, and in some cases, finished semiconductor devices that are purchased as turnkey products. Also included in cost of revenues is the amortization of purchased technology, royalties paid to vendors for use of their technology, manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, fulfillment costs such as production-related freight and warehousing costs, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support.

Research and development expenses. The Company expenses research and development (“R&D”) costs as incurred. R&D costs include payroll and related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs. Intellectual property (“IP”) purchased from third parties is capitalized and amortized over the expected useful life of the IP. For the years ended December 29, 2012, December 31, 2011, and December 26, 2010, research and development expenses were $220.9 million, $227.1 million, and $187.5 million, respectively.

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

During 2012, the Company recognized $26.3 million in stock-based compensation expense or $0.12 per share. No domestic tax benefits were attributed to the tax timing differences arising from stock-based compensation expense because a full valuation allowance was maintained for all domestic deferred tax assets.

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

See Note 15. Income Taxes.

Business Combinations. The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over the asset’s estimated useful life. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

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

Segment reporting. The Company has one reportable segment—semiconductor solutions for communications network infrastructure, comprised of the following operating segments: Communications Products, Enterprise Storage Products, Microprocessor Products, and Broadband Wireless Products (see Note 16. Segment Information).

Recent Accounting Pronouncements

The Company changed the presentation of other comprehensive income due to the adoption of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 220, Presentation of Comprehensive Income, and the Company adopted FASB, ASC Topic 350, Testing Goodwill for Impairment, which provides a qualitative assessment option for the goodwill impairment test. The Company did not elect to do the qualitative assessment, therefore the adoption of this standard did not change the way the Company conducts its goodwill impairment tests. The adoption of these accounting standards did not have a material impact on the consolidated financial statements.

NOTE 2. BUSINESS COMBINATIONS

Acquisition of Wintegra, Inc.

On November 18, 2010, PMC completed its previously announced acquisition of Wintegra, Inc. (“Wintegra”) a privately held Delaware corporation, pursuant to an amendment to the Agreement and Plan of Merger dated as of October 21, 2010 (“the Merger Agreement”). The Company’s acquisition, pursuant to the Merger Agreement, was effected by merging a wholly owned subsidiary of the Company into Wintegra, with Wintegra continuing on as the surviving corporation and as a direct wholly-owned subsidiary of PMC.

PMC purchased Wintegra to accelerate the Company’s product offering in IP/Ethernet packet-based mobile backhaul equipment and because the acquisition fit strategically with the Company’s overall efforts to accelerate the transition of existing communications equipment to converged, packet-centric solutions. Prior to November 18, 2010, the Company owned 2.6% of the outstanding shares of Wintegra, as a cost investment, with a carrying value of $2 million. The fair value immediately prior to the acquisition date was $6.5 million. Upon acquiring the remaining equity interests of Wintegra, the Company recorded a gain on the step-acquisition on this pre-existing investment of $4.5 million which was included in Other (Expense) Income, net in the Consolidated Statement of Operations.

The fair value of the purchase price consideration as of the acquisition date was, as follows:

(in thousands)
Cash	$218,064
Contingent consideration	28,194
Fair value of replacement equity awards attributable to pre-combination service	1,083

Total purchase price	$247,341

Certain key employees entered into Holdback Escrow Agreements, whereby a portion of cash consideration otherwise payable per the Merger Agreement was retained and would be distributed under certain conditions, including continued employment over a two-year period. This post-combination expense has been included in the Consolidated Balance Sheet as current prepaid expenses and was amortized straight-line over the two-year period, which ended during the fourth quarter of 2012. Amortization for the year ended December 29, 2012 was $1.2 million.

Former Wintegra equity holders could have been entitled to receive an additional earn-out payment, which ranged from $nil to $60 million, calculated on the basis of Wintegra’s calendar year 2011 revenue above an agreed threshold as described in the Merger Agreement. The fair value of the earn-out reflected in the purchase price as contingent consideration was determined using a income approach, using probability weighted discounted net present values with a discount rate of 4.75%. At acquisition, the Company recorded a liability for contingent purchased consideration of $28.2 million relating to this earn-out. During the three months ended October 2, 2011, the Company determined that Wintegra’s 2011 revenues would be below earn-out levels and the former Wintegra equity holders would not be eligible to receive this additional earn-out payment. Accordingly, the Company recognized a $29.4 million Revaluation of liability on contingent consideration in the Consolidated Statement of Operations. Since the earn-out requirements were not met, the Company had no obligations in connection with the contingent earn-out consideration and had no liability recorded for this as of December 31, 2011.

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

The allocation of the purchase price was as follows:

Current assets (including cash acquired of $17.3 million)	$41,463
Other long-term assets	1,638
Intangible assets	104,000
Goodwill	121,032

Total assets	$268,133

Current liabilities	$13,442
Long-term liabilities	7,350

Total liabilities	20,792

Total purchase consideration	$247,341

Intangible assets acquired, and their respective estimated average remaining useful lives over which they are amortized on a straight-line basis, are:

(in thousands)	Estimated fair value	Estimated average remaining useful life
Existing technology	$66,300	4 years
Core technology	12,900	5 years
Customer relationships	16,500	5 years
In-process research and development	6,000	4-5 years
Trademarks	2,300	8 years

Total intangible assets	$104,000

Goodwill

The Company’s primary reasons for the Wintegra acquisition were to accelerate the Company’s product offering in IP/Ethernet packet-based mobile backhaul equipment and to capitalize on the strategic fit between Wintegra’s business and the Company’s overall efforts to accelerate the transition of existing communications equipment to converged, packet-centric solutions. The acquisition also enhanced the Company’s engineering team through the addition of Wintegra’s research and development resources. These factors were the basis for the recognition of goodwill. The goodwill is not deductible for tax purposes. See Note 18. Impairment of Goodwill and Long-Lived Assets.

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

See Note 18. Impairment of Goodwill and Long-Lived Assets.

In-Process Research and Development

The fair value of acquired in-process research and development was determined using the income approach. Under this approach, the expected future cash flows from each project under development are estimated and discounted to their net present values using a risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital, the return on assets, as well as risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates.

These projects progressed as expected, and are now completed.

Acquisition of Channel Storage Business

On June 8, 2010, the Company completed the acquisition of the Channel Storage Business from Adaptec, Inc. (“Adaptec”) pursuant to the terms of the Asset Purchase Agreement dated May 8, 2010 and Amendment to Asset Purchase Agreement dated June 8, 2010 between PMC and Adaptec (together the “Purchase Agreement”). Under the terms of the Purchase Agreement, PMC purchased the Channel Storage business for $34.3 million in cash. The Channel Storage business includes Adaptec’s redundant array of independent disks storage product line, a well-established global value added reseller customer base, board logistics capabilities, and leading SSD cache performance solutions.

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

Forward currency contracts that are used to hedge exposures to variability in forecasted foreign currency cash flows are designated as cash flow hedges. The maturities of these instruments are less than twelve months. For these derivatives, the gain or loss from the effective portion of the hedge is initially reported as a component of other comprehensive income in stockholders’ equity and subsequently reclassified to earnings in the same period in which the hedged transaction affects earnings. As the hedge transactions are incurred, the effective portion of the hedge is recognized into operating income. The gain or loss from the ineffective portion of the hedge is recognized as income or expense immediately.

At December 29, 2012, the Company had 73 currency forward contracts outstanding that qualified and were designated as cash flow hedges. At December 31, 2011, there were 185 such currency forward contracts outstanding. The U.S. dollar notional amount of these contracts was $22.5 million and $73.1 million at December 29, 2012 and December 31, 2011, respectively, and the contracts had a fair value of $0.4 million gain and a fair value of $1.8 million loss in December 29, 2012 and December 31, 2011, respectively. No portion of the hedging instrument’s gain or loss was excluded from the assessment of effectiveness. The ineffective portions of hedges had no significant impact on earnings, nor are they expected to over the next twelve months.

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

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 liabilities include forward currency contracts whose value is determined using a pricing model with inputs that are observable in the market or corroborated with observable market data. Level 2 observable inputs were used in estimating interest rates used to determine the fair value (on a non-recurring basis) of the debt component the Company’s senior convertible notes. See Note 1. Summary of Significant Accounting Policies and Note 10. Senior Convertible Notes.

Level 3—Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all applicable instruments and would include in Level 3 all of those whose fair value is based on significant unobservable inputs. Level 3 inputs are used on a recurring basis to measure the fair value of the liability for contingent consideration. See Note 11. Commitments and Contingencies. Level 3 inputs are used on a non-recurring basis to measure the fair value of non-financial assets, including intangible assets, and property and equipment. See Note 1. Summary of Significant Accounting policies.

The Company’s valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of all other financial instruments were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as of December 29, 2012 and December 31, 2011, are summarized below:

	Fair value, December 29, 2012
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes(1)	$63,565	$—
Money market funds(1)	50,528	—
United States (“US”) treasury and government agency notes(1)	33,854	—
Foreign government and agency notes(1)	4,044	—
US state and municipal securities(1)	1,746	—
Forward currency contracts(2)	—	392

Total assets	$153,737	$392

(1)	Included in cash and cash equivalents, short-term investments, and long-term investment securities (see Note 7. Investment Securities).

(2)	Included in Prepaid expenses and other current assets.

(in thousands)	Fair value, December 31, 2011 Level 1
Assets:
Corporate bonds and notes(1)	$254,522
Money market funds(1)	54,588
US treasury and government agency notes(1)	62,350
Foreign government and agency notes(1)	12,389
US state and municipal securities(1)	1,749

Total assets	$385,598

Financial liabilities measured on a recurring basis are summarized below:

(in thousands)	Fair value, December 29, 2012 Level 2
Current liabilities:
Forward currency contracts(1)	$—

(in thousands)	Fair value, December 31, 2011 Level 2
Current liabilities:
Forward currency contracts(1)	$1,780

(1)	Included in Accrued liabilities.

The tables below present reconciliations for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2011. There were no level 3 asset or liabilities measured and recorded during 2012.

	Fair Value Measured and
	Recorded Using Significant Unobservable Inputs (Level 3)
(In thousands)	Money Market Funds	Liability for contingent consideration	Total Gains (losses)
Balance as of December 27, 2010	$22,444	$28,194
Partial distribution from the Reserve Funds	(22,444)	—	$—
Accretion of liability for contingent consideration		1,182	(1,182)
Fair value adjustment of liability for contingent consideration (See Note 11. Commitments and Contingencies)	—	(29,376)	$29,376

Balance as of December 31, 2011	$—	$—

The accretion of liability for contingent consideration of $1.2 million was included Interest expense, net, and the fair value adjustment of liability for contingent consideration of $29.4 million, within Other (expense) income in the Consolidated Statement of Operations.

Assets/Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

Our non-financial assets, such as prepaid expenses and other current assets, property and equipment, and intangible assets are recorded at fair value only if an impairment charge is recognized. The following table presents the non-financial assets that were remeasured and recorded at fair value on a non-recurring basis during 2011 and 2012 on those assets:

	Net Carrying Value As of December 29, 2012	Fair Value Measured and Recorded Using			Total Losses for Year Ended December 29,
(In thousands)		Level 1	Level 2	Level 3	2012
Prepaid expenses and other current assets	$—	$—	$—	$—	$(979)
Property and equipment, net	—	—	—	—	(520)
Intangible assets	—	—	—	—	(260)
Total losses for assets held as of December 29, 2012					(1,759)
Total losses for recorded non-recurring measurement					$(1,759)

	Net Carrying Value As of December 31, 2011	Fair Value Measured and Recorded Using			Total Losses for Year Ended December 31, 2011
(In thousands)		Level 1	Level 2	Level 3
Intangible assets	$—	$—	$—	$—	$(3,589)
Total losses for assets held as of December 31, 2011					$(3,589)
Total losses for recorded non-recurring measurement					$(3,589)

The losses recorded during 2012 and 2011, were mainly included in Research and Development expenses in the Consolidated Statements of Operations. See Note 1. Summary of Significant Accounting Policies for details on the asset impairments.

The following liabilities have been measured at fair value on a non-recurring basis, as follows:

(in thousands)	Fair value, December 29, 2012 Level 2
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 10. Senior Convertible Notes)	$—

(in thousands)	Fair value, December 31, 2011 Level 2
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 10. Senior Convertible Notes)	$67,913

NOTE 5. STOCK-BASED COMPENSATION

At December 29, 2012, the Company has two stock-based compensation programs, which are described below. The Company’s stock-based awards under these plans are classified as equity. The Company did not capitalize any stock-based compensation cost and recorded compensation expense as follows:

Stock-based compensation expense:

	Year Ended
(in thousands)	December 29, 2012	December 31, 2011	December 26, 2010
Cost of revenues	$875	$945	$827
Research and development	11,583	11,648	8,968
Selling, general and administrative	13,857	14,462	12,140

Total	$26,315	$27,055	$21,935

The Company received cash of $16 million, $16.8 million and $18.6 million from the exercise of stock-based awards during 2012, 2011 and 2010, respectively. The total intrinsic value of stock awards exercised during 2012 was $12.9 million.

As of December 29, 2012, there was $13.5 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans, which is expected to be recognized over a period of 2.3 years. As of December 29, 2012, there was $20.4 million of total unrecognized compensation cost related to unvested Restricted Stock Units (“RSUs”) awarded under the Company’s stock option plans, which is expected to be recognized over a period of 2.7 years.

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

The fair values of the Company’s stock option and Employee Stock Purchase Plan, awards were estimated using the following weighted average assumptions:

Stock Options:

	December 29, 2012	December 31, 2011	December 26, 2010
Expected life (years)	5.4	4.5	4.4
Expected volatility	42%	43%	53%
Risk-free interest rate	0.8%	1.9%	2.1%

Employee Share Purchase Plan:

	December 29, 2012	December 31, 2011	December 26, 2010
Expected life (years)	0.5	0.5	0.6
Expected volatility	42%	44%	44%
Risk-free interest rate	0.2%	0.1%	0.2%

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

Activity under the option plans during the year ended December 29, 2012 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at December 29, 2012
Outstanding, December 31, 2011	29,130,398	$7.97
Granted	1,543,573	$5.79
Exercised	(974,052)	$4.68
Forfeited	(1,698,872)	$8.56

Outstanding, December 29, 2012	28,001,047	$7.93	5.25	$2,189,509

Exercisable, December 29, 2012	21,807,256	$8.18	4.45	$1,878,729

No adjustment has been recorded for fully vested options that expired during the year ended December 29, 2012. A reversal of $2.6 million was recorded for pre-vesting forfeitures.

The following table summarizes information on options outstanding and exercisable at December 29, 2012:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Options	Contractual	Price per	Options	Price per
Range of Exercise Prices	Outstanding	Life (years)	Share	Exercisable	Share
$0.05—$5.71	5,803,119	6.48	$4.86	4,155,079	$4.69
$5.72—$7.18	4,078,881	3.60	6.28	3,625,625	6.25
$7.22—$7.85	5,944,431	7.00	7.36	3,376,839	7.42
$7.87—$9.06	7,784,349	5.45	8.45	6,271,701	8.37
$9.07—$21.50	4,390,267	2.43	13.39	4,378,012	13.40

$0.05—$21.50	28,001,047	5.25	$7.93	21,807,256	$8.18

The weighted-average estimated fair values of each employee stock option granted during 2012, 2011, and 2010, were $2.16, $2.55, and $3.67, respectively.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of RSUs to employees and directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.

A summary of RSU activity during the year ended December 29, 2012 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value at December 29, 2012
Unvested shares at December 31, 2011	3,679,683	—	—
Awarded	3,192,400	—	—
Released	(1,213,664)	—	—
Forfeited	(300,218)	—	—

Unvested shares at December 29, 2012	5,358,201	1.61	$27,433,989

Restricted Stock Units vested and expected to vest December 29, 2012	4,469,266	1.55	$22,882,643

The weighted-average estimated fair values of each RSU awarded during 2012, 2011, and 2010, were $5.95, $7.09, and $7.94, respectively.

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

During 2012, 2,374,523 shares were issued under the 2011 Plan at a weighted-average price of $4.90 per share. As of December 29, 2012, 8,453,523 shares were available for future issuance under the 2011 Plan (2011—10,827,657 available for issuance).

The weighted-average estimated fair values of Employee Stock Purchase Plan awards during years 2012, 2011, and 2010, were $1.69, $1.88, and $2.34, respectively.

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

a.	Cash and cash equivalents and Short-term investments

At December 29, 2012 and December 31, 2011, cash and cash equivalents included $0.4 million and $0.2 million, respectively deposited with banks as collateral for leased facilities, and $0.8 million and $1.3 million deposited with banks as collateral for hedging transactions, respectively.

At December 29, 2012, short-term investments included $1 million, deposited with banks as collateral for leased facilities. There was no such arrangement at December 31, 2011.

b.	Inventories

Inventories (net of reserves of $7.8 million and $8.3 million at December 29, 2012 and December 31, 2011, respectively) were as follows:

(in thousands)	December 29, 2012	December 31, 2011
Work-in-progress	$9,867	$20,367
Finished goods	13,681	19,544

	$23,548	$39,911

The Company decreased inventory reserves by $0.5 million, $1.9 million and $0.8 million in 2012, 2011 and 2010, respectively for inventory that was scrapped during the year.

c.	Property and equipment

The components of property and equipment are as follows:

December 29, 2012 (in thousands)	Gross	Accumulated Amortization	Net
Software	$35,248	$(23,187)	$12,061
Machinery and equipment	124,479	(102,912)	21,567
Leasehold improvements	18,322	(9,247)	9,075
Furniture and fixtures	5,327	(4,884)	443

Total	$183,376	$(140,230)	$43,146

December 31, 2011 (in thousands)	Gross	Accumulated Amortization	Net
Software	$53,678	$(50,508)	$3,170
Machinery and equipment	133,554	(115,078)	18,476
Leasehold improvements	13,772	(10,435)	3,337
Furniture and fixtures	8,981	(8,600)	381

Total	$209,985	$(184,621)	$25,364

d.	Intangible assets

The components of acquired intangible assets are as follows:

December 29, 2012 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Core technology	$151,861	$(120,954)	$30,907	5-9 years
Customer relationships	94,906	(68,086)	26,820	2-10 years
Existing technology	115,200	(81,300)	33,900	3-7 years
Trademarks	9,200	(2,020)	7,180	6 years-indefinite
Developed technology assets	63,951	(49,743)	14,208	3 years
Backlog	400	(400)	0	< 1 year
In-process research and development	16,746	(1,093)	15,653	4-5 years

Total	$452,264	$(323,596)	$128,668

December 31, 2011 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Core technology	$151,861	$(102,874)	$48,987	5-8 years
Customer relationships	90,600	(53,221)	37,379	4-10 years
Existing technology	115,200	(63,815)	51,385	3-5 years
Trademarks	9,200	(1,182)	8,018	8 years-Indefinite
Developed technology assets	52,484	(45,741)	6,743	3 years
Backlog	400	(400)	0	< 1 year
In-process research and development	6,000	(30)	5,970	Indefinite

Total	$425,745	$(267,263)	$158,482

Estimated future amortization expense for intangible assets (in thousands) is as follows:

2013	$48,300
2014	37,379
2015	24,010
2016	7,881
2017	3,952
Thereafter	3,546

$125,068

e.	Goodwill

Balance (in thousands)
Goodwill at December 26, 2010	$523,712
Goodwill recorded in connection with acquistions	(2,813)

Goodwill at December 31, 2011	520,899
Goodwill recorded in connection with acquisitions	593
Impairment loss	(269,073)

Goodwill at December 29, 2012	$252,419

The goodwill balance at December 29, 2012 of $252.4 million mainly relates to the Enterprise Storage Products operating segment, which had fair values that substantially exceeded its carrying value when the Company conducted its step 1 goodwill impairment test in 2012. See Note 18. Impairment of Goodwill and Long-Lived Assets for details on the impairment loss of $269.1 million recorded in 2012.

During 2011, the Company recorded a $2.8 million adjustment to the preliminary fair value allocation relating to the acquisition of Wintegra, Inc. to allocate the portion of cash consideration to post-combination expense related to the Holdback Escrow arrangement, see Note 2. Business Combinations.

Prior to 2011, the Company did not have any impairment write-downs of goodwill.

f.	Accrued liabilities.

The components of accrued liabilities are as follows:

	December 29, 2012	December 31, 2011
Accrued compensation and benefits	$34,791	$27,386
Other accrued liabilities	37,491	38,753

	$72,282	$66,139

g.	Product warranties

The following table summarizes the activity related to the product warranty liability during fiscal 2012, 2011 and 2010:

	Year Ended
(in thousands)	December 26, 2012	December 31, 2011	December 26, 2010
Balance, beginning of the year	$5,415	$5,457	$6,097
Accrual for new warranties issued	2,530	1,863	1,698
Reduction for payments and product replacements	(328)	(290)	(1,244)
Adjustments related to changes in estimate of warranty accrual	(1,636)	(1,615)	(1,094)

Balance, end of the year	$5,981	$5,415	$5,457

h.	Restructuring and Other Costs

The activity related to excess facility accruals under the Company’s restructuring plans during 2011 and 2010 were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 27, 2009	$526	$94	$2,344	$1,030	$3,994
Reversals and adjustments	(14)	(19)	(2)	6	(29)
New charges	10	(14)	252	184	432
Cash payments	(291)	(61)	(1,451)	(990)	(2,793)

Balance at December 26, 2010	231	—	1,143	230	1,604
Cash payments	(231)	—	(1,143)	(230)	(1,604)

Balance at December 31, 2011	$—	$—	$—	$—	$—

There was no restructuring related severance cost in 2012, 2011, or 2010.

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

The accruals relating to these restructuring plans are recognized as Accrued liabilities in the Consolidated Balance Sheets.

i.	Interest expense, net

The components of interest expense, net are as follows:

	Year Ended
(in thousands)	December 29, 2012	December 31, 2011	December 26, 2010
Interest income	$2,865	$4,228	$3,538
Interest expense on debt	(4,451)	(6,495)	(4,786)

	$(1,586)	$(2,267)	$(1,248)

j.	Investments and other assets

During 2012, the Company invested $3 million in an early-stage private technology company. This investment is included in Investments and other assets in the Consolidated Balance Sheet and is accounted for at cost.

As of December 29, 2012, the Company did not estimate the fair value of this investment as there were no identified events or changes in circumstance that may have had a significant adverse effect on the fair value of this investee. As this investee is a private business, it was not practicable to estimate its fair value at December 29, 2012.

NOTE 7. INVESTMENT SECURITIES

At December 29, 2012, the Company had investments in securities of $153.7 million (December 31, 2011-$385.6 million) comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation insured corporate notes, United States State and Municipal Securities, foreign government and agency notes, and corporate bonds and notes.

The Company’s available for sale investments, by investment type, as classified on the consolidated balance sheets consist of the following as at December 29, 2012 and December 31, 2011:

	December 29, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$50,528	$—	$—	$50,528

Total cash equivalents	50,528	—	—	50,528

Short-term investments:
Corporate bonds and notes	9,163	522	—	9,685
US states and municipal securities	1,720	26	—	1,746

Total short-term investments	10,883	548	—	11,431

Long-term investment securities:
Corporate bonds and notes	53,567	329	(16)	53,880
US treasury and government agency notes	33,830	25	(1)	33,854
Foreign government and agency notes	4,018	26	—	4,044

Total long-term investment securities	91,415	380	(17)	91,778

Total	$152,826	$928	$(17)	$153,737

*	Gross unrealized gains include accrued interest on investments of $0.9 million. The remainder of the gross unrealized gains and losses are included the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$54,588	$—	$—	$54,588

Total cash equivalents	54,588	—	—	54,588

Short-term investments:
Corporate bonds and notes	85,127	2,449	(34)	87,542
US treasury and government agency notes	10,009	203	—	10,212
Foreign government and agency notes	6,540	97	—	6,637

Total short-term investments	101,676	2,749	(34)	104,391

Long-term investment securities:
Corporate bonds and notes	166,741	688	(449)	166,980
US treasury and government agency notes	52,054	123	(39)	52,138
Foreign government and agency notes	5,713	39	—	5,752
US states and municipal securities	1,720	29	—	1,749

Total long-term investment securities	226,228	879	(488)	226,619

Total	$382,492	$3,628	$(522)	$385,598

*	Gross unrealized gains include accrued interest on investments of $2.4 million. The remainder of the gross unrealized gains and losses are included in the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

In relation to the unrealized losses summarized in the tables above, as of December 29, 2012 and December 31, 2011, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of December 29, 2012, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

The investments in the Reserve Funds, classified as cash and cash equivalents on the Consolidated Balance Sheet, were recorded at a fair value of $nil at December 31, 2011 and relate to shares of the Reserve International Liquidity Fund, Ltd. (the “International Fund”) and the Reserve Primary Fund (the “Primary Fund”, together the “Reserve Funds”). The Reserve Funds were AAA-rated money market funds which announced redemption delays and suspended trading in September 2008, during the severe disruption in financial markets. The Company assessed the fair value of its money market funds, including by consideration of Level 2 and Level 3 inputs (see Note 4. Fair Value Measurements) for the Reserve Funds and their underlying securities. Based on this assessment, the Company recorded an impairment of the Reserve Funds of $11.8 million during the third quarter of 2008, incorporating the Reserve Funds’ valuation at zero for debt securities of Lehman Brothers held, and a net asset value of $0.97 per share as communicated by the Primary Fund. In 2008, the Company reclassified its investment in shares of the Reserve Funds from Level 1 to Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Reserve Funds and their underlying securities. Accordingly, the Company changed the valuation method from a market approach to an income approach. In addition, in 2008, due to the status of the Reserve Funds, the Company reclassified a portion of these shares from cash and cash equivalents to short-term investments and long-term investment securities, based on the maturity dates of the underlying securities in the Reserve Funds.

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

In 2011, we received $22.6 million from the International Fund and its liquidation was completed. The Primary Fund continues to be in the process of liquidation. The Company continued to hold shares of the Reserve Primary Fund with an original cost of $0.6 million. Based on information available in 2012, the Company determined that it would be unlikely to receive any further distributions from the Fund and wrote off the remaining shares of the Primary Fund against existing provisions.

NOTE 8. LINES OF CREDIT

At December 29, 2012, the Company does not maintain any lines of credit.

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

The Company was required to pay liquidated damages, subject to some limitations, to the holders of the Notes if the Company fails to comply with its obligations to register the Notes and the common stock issuable upon conversion of the Notes or the registration statement does not become effective within the specified time periods. In no event will liquidated damages accrue after the second anniversary of the date of issuance of the Notes or at a rate exceeding 0.50% of the issue price of the Notes. The Company had no other liabilities or monetary damages with respect to any registration default. If the holder has converted some or all of its Notes into common stock, the holder will not be entitled to receive any liquidated damages with respect to such common stock or the principal amount of the Notes converted.

As of December 31, 2011, the carrying amount of the equity component was $35.2 million (December 26, 2010- $35.2 million), and the carrying amount of the debt component was $65.1 million (December 26, 2010—$61.6 million), which represents the principal amount of $68.3 million (December 26, 2010—$68.3 million) net of the unamortized discount of $3.2 million (December 26, 2010—$6.7 million). The balance of deferred debt issue costs as at December 31, 2011 is $0.2 million (December 26, 2010—$0.4 million). Since the holders may require the Company to repurchase the Notes on October 15, 2012, the Company reclassified the debt to short-term liabilities in the fourth quarter of 2011.

In October 2012, the Company retired the remaining 2.25% senior convertible notes at their face value of $68.3 million, resulting in no impact to the Consolidated Statements of Operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under operating lease agreements, which expire at various dates through March 1, 2025.

Rent expense including operating costs for 2012, 2011 and 2010 was $10.5 million, $12.9 million, and $11.9 million, respectively. Excluded from rent expense for 2012, 2011 and 2010 was additional rent and operating costs of $0.2 million, $0.9 million and $2.7 million, respectively, related to excess facilities, which were previously accrued.

Minimum future rental payments under operating leases are as follows:

(in thousands)	$
2013	9,574
2014	8,693
2015	7,056
2016	5,945
2017	4,104
Thereafter	9,550

Total minimum future rental payments under operating leases	$44,922

Supply Agreements

The Company has existing supply agreements with UMC and TSMC. The terms include but are not limited to, supply terms without minimum unit volume requirements for PMC, indemnification and warranty provisions, quality assurances and termination conditions.

Contingencies

In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringements. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. The Company estimates the outcomes of such negotiations based on the facts and circumstances at any point in time.

Management does not believe that such licenses or settlements will, individually or in the aggregate, have a material effect on the Company’s financial position, results of operations or cash flows.

Contingent consideration

The terms of our November 2010 acquisition of Wintegra, provide for potential additional earn-out based purchase consideration ranging from nil to $60 million, calculated on the basis of Wintegra’s 2011 revenue as described in the Agreement and Plan of Merger dated as of October 21, 2010. At acquisition, the Company recorded a liability for contingent purchase consideration of $28.2 million as part of the acquisition of Wintegra, which reflected the estimated fair value of the potential earn-out payment, calculated by applying the income approach. During the three months ended October 2, 2011, the Company determined that Wintegra’s 2011 revenues would be below earn-out levels, and the former Wintegra equity holders would not be eligible to receive this additional earn-out payment. Accordingly, the Company recognized a $29.4 million Revaluation of liability on contingent consideration on the Consolidated Statement of Operations. Since the earn-out requirements were not met, the Company had no obligations in connection with the contingent earn-out consideration and had no liabilities recorded as of December 31, 2011.

NOTE 12. SPECIAL SHARES

At December 29, 2012 and December 31, 2011, the Company maintained a reserve of 1,019,000 and 1,029,000 shares, respectively, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (“LTD”) special shares.

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

NOTE 13. STOCKHOLDERS’ EQUITY

Authorized Capital Stock of PMC

At December 29, 2012 and December 31, 2011, the Company had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated “Common Stock”, $0.001 par value, and 5,000,000 of which are designated “Preferred Stock”, $0.001 par value.

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

Stock Repurchase Program

On May 2, 2012, the Company entered into an Accelerated Stock Buyback agreement (“ASB agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase an aggregate of $160 million of PMC common stock. The Company acquired these common shares as part of its $275 million stock repurchase program announced on March 13, 2012. The aggregate number of shares ultimately purchased was determined based on the weighed-average share price of our common shares over a specified period of time. The contract was settled on October 5, 2012. The total shares repurchased and cancelled under this ASB agreement was 26,829,309 common shares at a price of $5.96. The repurchased shares were retired immediately upon delivery. Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.

On November 10, 2011, the Board of Directors of the Company authorized a share repurchase plan for fiscal year 2012. Under this authorization, the Company may repurchase common stock to offset dilution from employee equity grants and stock purchases, at an aggregate cost not exceeding $40 million. As of December 29, 2012, the Company completed its 2012 repurchase program and repurchased 6,902,625 shares for approximately $40 million in cash. The repurchased shares were retired immediately. Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.

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

NOTE 14. EMPLOYEE BENEFIT PLANS

Post-Retirement Health Care Benefits

Our unfunded post-retirement benefit plan, which was assumed in connection with the acquisition of the Storage Semiconductor Business provides retiree medical benefits to eligible United States employees who meet certain age and service requirements upon retirement from the Company. These benefits are provided from the date of retirement until the employee qualifies for Medicare coverage. The amount of the retiree medical benefit obligation assumed by the Company was $1.1 million at the time of the acquisition.

At December 29, 2012 and December 31, 2011, the accumulated post-retirement benefit obligation was $1.3 million, with no unrecognized gain/loss or unrecognized prior service cost in both periods. The net period benefit expense was $1.4 million during 2011. The net period benefit expense in 2010 was $0.1 million. No distributions were made from the plan during the period. The Company includes accrued benefit costs for its post-retirement program in Accrued liabilities on the Company’s Consolidated Balance Sheet.

The health care accumulated post-retirement benefit obligations were determined at December 29, 2012 using a discount rate of 3.3% and a current year health care trend of 8.7% decreasing to an ultimate trend rate of 4.7% in 2027. The health care accumulated post-retirement benefit obligations were determined at December 31, 2011 using a discount rate of 4% and a current year health care trend of 9% decreasing to an ultimate trend rate of 4.7% in 2027.

Employee Retirement Savings Plans

The Company sponsors a 401(k) retirement plan for its employees in the United States and similar plans for its employees in Canada and other countries. Employees can contribute a percentage of their annual compensation to the plans, limited to maximum annual amounts set by local taxation authorities. The Company contributed $3.9 million $3.8 million and $3.1 million, and, to the plans in fiscal years 2012, 2011 and 2010, respectively.

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

Severance expenses for 2012, 2011 and 2010, were $1.8 million, $2.0 million, and $1.2 million, respectively. The amount of the liability, net of the amounts funded under the first type of agreement noted above are included within Accrued liabilities on the Consolidated Balance Sheet in the amounts of $0.3 million, and $0.5 million, for the years ended December 29, 2012 and December 31, 2011, respectively. As at December 29, 2012, the amount of the net liability is comprised of $4.2 million for statutory severance pay liability, less $3.9 million in amounts funded. As at December 31, 2011, the amount of the net liability is comprised of $5.0 million for statutory severance pay liability, less $4.5 million of cumulative funding by the Company.

NOTE 15. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
(in thousands)	December 29, 2012	December 31, 2011	December 26, 2010
Domestic	$(303,209)	$29,637	$33,001
Foreign	19,737	51,246	80,323

	$(283,472)	$80,883	$113,324

The provision for income taxes consists of the following components:

	Year Ended
(in thousands)	December 29, 2012 (As Restated – See Note 19a)	December 31, 2011 (As Restated – See Note 19a)	December 26, 2010 (As Restated – See Note 19a)
Current:
Domestic	$49,449	$629	$13,035
Foreign	11,743	13,390	28,616

	61,192	14,019	41,651

Deferred:
Domestic	6,023	4,114	5,822
Foreign	(14,467)	(17,413)	(23,533)

	(8,444)	(13,299)	(17,711)

Provision for income taxes	$52,748	$720	$23,940

Reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

(in thousands)	December 29, 2012 (As Restated – See Note 19a)	December 31, 2011 (As Restated – See Note 19a)	December 26, 2010 (As Restated – See Note 19a)
Loss (income) before provision for income taxes	$(283,472)	$80,883	$113,324
Federal statutory tax rate	35%	35%	35%
Income taxes at U.S. Federal statutory rate	(99,215)	28,309	39,663
Tax on intercompany transactions	92,408	26,561	8,625
Change in liability for unrecognized tax benefit	5,842	6,119	10,184
Non-deductible intangible asset amortization and impairment of goodwill and purchased intangible assets	107,676	3,819	8,205
Non-deductible stock-based compensation	5,370	5,234	3,969
Non-deductible items and other	6,701	(6,521)	(394)
Utilization of stock option related loss carry-forwards recorded in equity	27,624	3,223	13,407
Adjustment of prior year taxes and tax credits	(1,811)	(27,236)	(5,095)
Investment tax credits, net	(19,194)	(18,455)	(14,416)
Foreign and other rate differential	(33,533)	(25,301)	(31,114)
Change in valuation allowance	(39,120)	4,968	(9,094)

Provision for income taxes	$52,748	$720	$23,940

On a consolidated basis, the Company recorded a provision for income taxes of $52.7 million, a provision for income taxes of $0.7 million and a provision for income taxes of $23.9 million for 2012, 2011, and 2010, respectively. The effective tax rates were negative 19% for 2012 and nil and positive 21% for 2011 and 2010, respectively.

The difference between our effective tax rates and the 35% US federal statutory rate in each of 2012, 2011, and 2010, resulted primarily from foreign earnings eligible for tax rates lower than the federal statutory rate due to economic incentives subject to certain criteria granted by foreign jurisdictions and extending to approximately 2020, investment tax credits earned, changes in valuation allowance, and adjustments for prior years taxes and tax credits, partially offset by non-deductible intangible asset amortization and impairment of goodwill and purchased intangible assets, the effect of inter-company transactions, utilization of stock option related loss carryforwards recorded in equity, changes in accruals related to the unrecognized tax benefit liabilities, and permanent differences arising from stock-based compensation and other items.

The 2012 income tax provision of $52.7 million consisted primarily of $81.7 million of tax expense arising from an inter-company dividend made in preparation for funding the Company’s share repurchase programs (including $20 million withholding taxes), $6.7 million tax expense on an inter-company sale of certain assets, $5.8 million tax expense relating to unrecognized tax benefits and associated interest, $3.3 million increase in deferred tax expense arising from amortization of acquisition-related intangibles, partially offset by, $19.2 million decrease in tax expense from net investment tax credits, and $28 million of certain U.S. tax credits, mainly arising from foreign withholding taxes paid relating to an inter-company dividend made in preparation for funding the Company’s share repurchase programs. See Note 19a. Error Corrections—Income Taxes.

The 2011 income tax provision of $0.7 million consisted of a recovery for $11.3 million related to adjustments to prior period estimates and a foreign subsidiary’s tax audit settlement, $11.8 million decrease in tax expense from operations inclusive of net investment tax credits, $3.2 million tax expense from stock option related loss carryforwards recognized in equity, $6.2 million tax expense relating to unrecognized tax benefits (including associated interest), $3.9 million increase in deferred tax expense arising from amortization of acquisition-related intangibles, and $10.5 million tax expense on an inter-company sale of certain assets.

The 2010 provision for income taxes of $23.9 million consisted primarily of $13.4 million tax expense from stock option related loss carryforwards recognized in equity, $10.2 million tax expense relating to unrecognized tax benefits (including associated interest), $5.4 million related to adjustments to prior period estimates, $5.3 million increase in deferred income tax expense arising from amortization of acquisition-related intangibles, $3.2 million deferred tax recovery associated with an unrealized foreign exchange loss arising from foreign currency translation of a foreign subsidiary, $3 million tax recovery on an inter-company sale of certain assets, $1.1 million tax expense from the inter-company share transfer of certain foreign subsidiaries, and $5.2 million decrease in tax expense from operations inclusive of net of investment tax credits.

The consolidated financial statements for the 2012, 2011 and 2010 include the tax effects associated with the sale of certain assets between our wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly prepaid tax expenses were recorded in the years ended December 29, 2012, December 31, 2011 and December 26, 2010. The balance in long-term prepaid expenses as at December 29, 2012 and December 31, 2011, to be recognized in future years was $25.1 million and $27.9 million, respectively.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	December 29, 2012	December 31, 2011
Deferred taxes:
Net operating loss carryforwards	$102,152	$104,522
Capital loss	1,102	1,670
Credit carryforwards	60,772	69,038
Reserves and accrued expenses	21,637	27,221
Intangible assets	2,736	2,740
Depreciation and amortization	(506)	1,150
Restructuring and other charges	—	1,680
State tax loss carryforwards	9,193	9,513
Deferred income	1,210	4,101
Unrealized loss on investment	(169)	29

Total deferred tax assets	198,127	221,664
Valuation allowance	(146,658)	(185,776)
Acquired intangible assets and goodwill	(46,338)	(43,039)
Depreciation	(9,542)	(4,269)
Capitalized technology & other	726	(474)

Total net deferred tax liability	$(3,685)	$(11,894)

At December 29, 2012, the Company has statutory tax losses as follows: gross $179 million of federal domestic and foreign tax loss carryforwards, which expire through 2027; and gross $212 million of U.S. state tax loss carry-forwards, which expire through 2029, of which $3.6 million, $31 million, $49.5 million, $37.4 million, and $41.3 million expire in fiscal years 2013, 2014, 2015, 2016 and 2017, respectively, and the remainder expire in the years following. The utilization of a portion of these loss carry-forwards may be subject to annual limitations under federal and state income tax legislation. Substantially all of the Company’s loss carry-forwards relate to the Company’s domestic operations for which no tax benefit has been recorded.

At December 29, 2012, the Company has statutory tax credits as follows: $4.5 million of federal domestic alternative minimum tax credits which do not expire; $15.5 million of U.S. state research and development credits which do not expire; $29.4 million of foreign tax credits which expire through 2022; and $64.3 million of domestic and foreign research and development credits, of which $0.7 million expires in 2013 and the remainder expires in years beyond 2017.

The Company intends to indefinitely reinvest undistributed earnings of foreign subsidiaries. Accordingly, the Company has not recorded a deferred tax liability on these earnings. If such undistributed earnings were repatriated, the Company would not incur U.S. federal and state taxes due to available carry-forward losses and credits, however, approximately $84 million would be recorded as a deferred tax liability with a corresponding amount of deferred tax assets also recognized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

(in thousands)	December 29, 2012 (As Restated – See Note 19a)	December 31, 2011 (As Restated – See Note 19a)	December 26, 2010 (As Restated – See Note 19a)
Gross unrecognized benefit at beginning of the year	$73.5	$68.6	$49.1
Increase in tax positions for prior years	—	—	1.5
Increase in tax positions for current year	2.8	6.7	16.0
Lapse in statute of limitations	(1.1)	(1.2)	—
Effect on foreign currency gain (loss) on translation	1.5	(0.6)	2.0

Ending balance before interest accrual	$76.7	$73.5	$68.6

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $76.7 million at December 29, 2012 (2011—$73.5 million, 2010—$68.6 million). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During 2012, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.9 million (2011—$3 million, 2010—$2.8 million).

The Company and its subsidiaries file income tax returns in the U.S. and in various states, local and foreign jurisdictions. The 2007 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2007 through 2012 tax years generally remain subject to examination by their respective tax authorities. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next 12 months.

NOTE 16. SEGMENT INFORMATION

The Company derives its net revenues from the following operating segments: Communication Products, Enterprise Storage Products, Microprocessor Products, and Broadband Wireless Products.

During 2012, the Fiber-to-the-Home Products, and the Wireless Infrastructure and Networking Products were combined with the Communications Products operating segment. In addition, Channel Storage Products was combined with the Enterprise Storage Products operating segment.

All operating segments noted above have been aggregated into one reportable segment because they have similar long-term economic characteristics, products, production processes, types or classes of customers and methods used to distribute their products. Accordingly, the Company has one reportable segment—semiconductor solutions for communications network infrastructure.

Enterprise-wide information is provided below. Geographic revenue information is based on the location of the customer invoiced. Long-lived assets include property and equipment, goodwill and other intangible assets and other long-term assets. Geographic information about long-lived assets is based on the physical location of the assets.

	Year Ended
(in thousands)	December 29, 2012	December 31, 2011	December 26, 2010
Net revenues
China	$206,372	$236,186	$217,148
Asia, other	74,689	74,832	84,230
Japan	70,120	85,999	95,427
United States	73,069	114,224	96,207

	Year Ended
(in thousands)	December 29, 2012	December 31, 2011	December 26, 2010
Taiwan	62,957	83,274	90,303
Europe and Middle East	40,466	51,115	45,482
Other foreign	3,324	8,674	6,285

Total	$530,997	$654,304	$635,082

(in thousands)	December 29, 2012	December 31, 2011	December 26, 2010
Long-lived assets
Canada	$12,944	$12,685	$12,608
United States	36,612	7,450	7,014
Israel	9,776	3,885	5,422
Other	4,432	3,775	2,656

Total	$63,764	$27,795	$27,700

During 2012 and 2011, the Company had two end customers whose purchases represented 10% or more of net revenues. In 2010, the Company had one end customer whose purchases represented 10% or more of net revenues. In 2012, those two end customers had purchases that represented 20% and 12% of net revenues, respectively. In 2011, those two end customers had purchases that represented 20% and 10% of net revenues, respectively. In 2010, the Company had one end customer whose purchases represented 20% of net revenues.

NOTE 17. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Year Ended
(in thousands, except per share amounts)	December 29, 2012 (As Restated- See Note 19a)	December 31, 2011 (As Restated- See Note 19a)	December 26, 2010 (As Restated- See Note 19a)
Numerator:
Net (loss) income:	$(336,220)	$80,163	$89,384
Denominator:
Basic weighted average common shares outstanding(1)	216,593	233,210	231,427
Dilutive effect of employee stock options and awards	—	1,974	3,360

Diluted weighted average common shares outstanding(1)	216,593	235,184	234,787

Basic net (loss) income per share	$(1.55)	$0.34	$0.39
Diluted net (loss) income per share	$(1.55)	$0.34	$0.38

(1)	PMC-Sierra,Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.

In 2012, the Company had approximately 1.5 million stock-based awards that were not included in diluted net loss per share because they would be antidilutive.

NOTE 18. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

In 2010 and 2011 the Company performed the first step (“step one”) of its annual quantitative goodwill impairment assessment (“the test”) for each of its reporting units and determined no impairment was indicated as the estimated fair value of each of the reporting units substantially exceeded its respective carrying value.

In the third quarter of 2012, the Company experienced weaker quarterly results and lower future projections than previously expected in its Fiber-to-the-Home (“FTTH”) and Wintegra reporting units. This was driven by slower adoption rates of FTTH technology in markets outside of Asia and prolonged weak carrier spending which negatively impacted Wintegra. These circumstances triggered the Company to perform step one of the impairment test in the third quarter of 2012 and we determined that the estimated fair value of the reporting units was lower than their respective carrying values.

We estimated the fair values of these reporting units using a discounted cash flow model, or income approach. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes.

Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered terminal growth rates for other publicly traded companies. Future cash flows were discounted to present value by incorporating appropriate present value techniques.

Specifically, the income approach valuations included the following assumptions, which were similar to those used in 2011:

2012
Discount rate	15%
Terminal growth rate	up to 6%
Tax rate	0-12%
Risk free rate	3%
Beta	1.28

Under step one, the Company estimated that the carrying value of these reporting units exceeded the respective fair values. Thus the Company conducted step two of the test by estimating the fair value of the net assets acquired in these acquisitions, and measuring the estimated fair value of each reporting unit against the carrying value of its net assets. The implied goodwill was then compared to the carrying value of goodwill, resulting in a write-down of $146.3 million for FTTH and $122.8 million for Wintegra.

Also, at the end of the third quarter of 2012, we calculated the fair values of acquired intangible assets using the income approach and determined and recorded impairment charges of $7 million related to purchased intangible assets arising from the acquisition of Wintegra. The main factor contributing to this impairment charge was the reduction of forecasted cash flows as described above.

NOTE 19. ERROR CORRECTIONS

a. Income Taxes

The Company has restated its historical consolidated financial statements for fiscal 2012, 2011 and 2010 based on the determination that the liability for unrecognized tax benefits (“UTBs”) and prepaid tax expense arising in connection with certain intercompany transactions that took place in 2009 should have been presented and accounted for in 2009 on a gross basis, without netting of $8.7 million of tax assets assumed to be utilized against the related UTBs. These UTBs related to the sale of certain assets between our wholly-owned subsidiaries in 2009. The subsequent tax effects associated with gains on such inter-company transactions are recognized over the estimated life of the related assets, which extend to 2014. Also related to the above noted 2009 transactions, the Company determined that the cumulative benefit of tax assets recognized from 2009 to 2012 totaling $11 million should have been recorded as an increase to non-current Liability for unrecognized tax benefits and Prepaid expenses, with off-sets in Additional paid-in capital and provision for income taxes over these years.

These errors resulted from the misapplication of accounting principles. The errors corrected were not material to any of the periods presented, including the effect on current and prior years.

The tables below illustrate the effects on the Consolidated Balance Sheets and Statements of Operations:

	Year Ended
	December 31, 2011
(in thousands)	As Restated	As Previously Reported
CONSOLIDATED BALANCE SHEETS
Non-current assets:
Prepaid expenses	$27,898	$16,901
Liabilities:
Liability for unrecognized tax benefits - non-current	38,460	17,323
Equity:
Additional paid-in capital	1,577,562	1,594,437
Accumulated deficit	(482,314)	(489,049)

	Year Ended
	December 31, 2011		December 26, 2010
(in thousands, except for per share amounts)	As Restated	As Previously Reported	As Restated	As Previously Reported
CONSOLIDATED STATEMENTS OF OPERATIONS
(Provision for) recovery of income taxes	$(720)	$3,816	$(23,940)	$(30,162)
Net income	$80,163	$84,699	$89,384	$83,162
Net income per common share - basic	$0.34	$0.36	$0.39	$0.36
Net income per common share - diluted	$0.34	$0.36	$0.38	$0.35

b. Investment Securities

As at December 26, 2010, long-term investment securities and short-term investments were understated by a total of $90.3 million and cash and cash equivalents balance were overstated by the equivalent amount. The effect of the error has been corrected on the Company’s Consolidated Statement of Cash Flows for the years ended December 31, 2011 and December 26, 2010 and had off-setting effects between these years within cash flows from investing activities. There was no effect on the Company’s Consolidated Balance Sheet as at December 31, 2011, or the Company’s Consolidated Statements of Operations for any period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

In evaluating the effectiveness of our internal control over financial reporting as of December 29, 2012, we considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer evaluated our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 29, 2012. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d -15(f) of the Securities Exchange Act of 1934 as amended).

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment and those criteria, management concludes that we maintained effective control, at the reasonable assurance level, over financial reporting as of December 29, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte LLP, the independent registered chartered accountants that audited the financial statements included in this Annual Report, has audited the effectiveness of Company’s internal control over financial reporting and has issued a report on its internal control over financial reporting, which is included in this annual report.

Changes in Internal Controls over Financial Reporting

During the fourth quarter of 2012, the Company completed a company-wide implementation of a new enterprise resource planning system, encompassing the areas of planning and production, procurement, inventory management, revenue recognition and accounting and financial reporting. The implementation involved changes in systems, processes and internal controls, and accordingly, these changes have required changes in our system of internal controls over financial reporting. We have reviewed each of the Company’s business processes and the controls affected by the implementation of the new systems and made appropriate changes to the control environment. We believe that the controls as modified are appropriate and functioning effectively.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of PMC-Sierra, Inc.:

We have audited the internal control over financial reporting of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 29, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE LLP

Vancouver, Canada

February 28, 2013

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled “Election of Directors”, “Code of Business Conduct and Ethics”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Stockholder Meeting.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Proxy Statement for the 2013 Annual Stockholder Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2013 Annual Stockholder Meeting.

Equity Compensation Plan Information

The following table provides information as of December 29, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of outstanding RSU’s	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	31,480,044	$7.65	30,416,476	(2)
Equity compensation plans not approved by security holders(3)	1,879,204	$11.95	—

Balance at December 29, 2012	33,359,248	$7.94	30,416,476	(4)

(1)	Consists of the 1994 Incentive Stock Plan (the “1994 Plan”), the 2008 Equity Plan (the “2008 Plan”) and the 2011 Employee Stock Purchase Plan (“2011 Plan”).

(2)	Includes 21,963,342 shares available for issuance in the 2008 Plan and 8,453,134 shares available for issuance in the 2011 Plan.

(3)	Consists of the 2001 Stock Option Plan (the “2001 Plan”), which was created to replace a number of stock option plans assumed by us in connection with mergers and acquisitions we completed prior to 2001. The number of options that may be granted under the 2001 Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled plus (iii) 10 million shares that were added to the plan in 2003. This also includes Passave Inc. 2003 Israeli Option Plan (the “2003 Plan”) and the Passave, Inc. 2005 U.S. Stock Incentive Plan (the “2005 Plan”), which were assumed through the Passave acquisition, as well as, the Wintegra, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) which was assumed through the Wintegra acquisition.

(4)	On April 30, 2008 the security holders of PMC Sierra approved the 2008 Plan. The effective date for the 2008 Plan was January 1, 2009. The 2008 Plan replaced the 1994 Plan and the 2001 Plan, and no further awards shall be made under either the 1994 Plan or the 2001 Plan. On May 6, 2010 the security holders of PMC Sierra approved the 2011 Plan. The effective date for the 2011 Plan was February 11, 2011. The 2011 Plan replaced the 1991 Employee Stock Purchase (the “1991 Plan”), and no further awards shall be made under the 1991 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from the information set forth in the section entitled “Executive Compensation Change of Control and Severance Agreements” in our Proxy Statement for the 2013 Annual Stockholder Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from our Proxy Statement for the 2013 Annual Stockholder Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Consolidated Financial Statements

The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K in Item 8 of Part II.

2. Financial Statement Schedules

Financial Statement Schedules required by this item are listed on page [96] of this Annual Report on Form 10-K.

3. Exhibits

The exhibits listed under Item 15(b) are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated	by Reference

Exhibit Number	Description	Form	Date	Number	Filed herewith
2.1	Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010	8-K	10/26/2010	2.1

2.2	Amendment, dated as of November 18, 2010, to the Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra, Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010	8-K	11/19/2010	2.2

3.1	Amended and Restated Certificate of Incorporation of PMC-Sierra, Inc., as amended on May 5, 2011	10-K	2/28/2012	3.1

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/8/2001	3.2

3.3	Amended and Restated Bylaws of the Registrant	8-K	5/9/2011	3.2

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	8/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	2/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	9/6/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	9/19/1995	4.3

4.6	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited	8-K	11/3/2005	2.1

4.7	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee	8-K	10/26/2005	4.1

4.8	Agreement and Plan of Merger dated April 4, 2006, between PMC-Sierra, Inc. and Passave Inc.	8-K	4/4/2006	2.1

10.1^	1991 Employee Stock Purchase Plan, as amended	10-K	3/1/2007	10.1

10.2^	1994 Incentive Stock Plan, as amended	10-K	3/1/2007	10.2

10.3^	2001 Stock Option Plan, as amended	10-K	3/1/2007	10.3

10.4^	2008 Equity Plan	S-8	8/12/2008	4.2

10.5^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	3/28/2003	10.4

10.6^	Form of Change of Control Agreement by and between the Registrant and the executive officers	10-K	2/24/2010	10.6

Exhibit Number	Description	Form	Date	Number	Filed herewith

10.7	Form of Amended and Restated Change of Control Agreement by and between the Registrant and the executive officers				X

10.8	Offer of Employment/Position by and between the Registrant and Steven J. Geiser				X

10.9	Separation Agreement, dated as of August 7, 2012, by and between the Registrant and Michael W. Zellner	10-Q	8/9/2012	10.2

10.10	Amendment 1 to the Separation Agreement by and between the Registrant and Michael W. Zellner, dated November 5, 2012	10-Q	11/8/2012	10.1

10.11	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. And Pilot Pacific Developments Inc.	10-K	4/14/1997	99.A4

10.12	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

10.13	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	4/2/2001	10.44

10.14	Building Lease Agreement between Transwestern—Robinson I, LLC and PMC-Sierra US, Inc.	10-K	4/2/2001	10.45

10.15*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.	10-K	3/20/2000	10.31

10.16	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

10.17	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc.	10-Q	11/10/2003	10.2

10.18	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C.	10-Q	11/10/2003	10.3

10.19	Director Compensation—Equity Acceleration upon Change of Control	10-Q	8/6/2009	10.1

10.20	United States District Court of Northern District of California San Jose Division—In re PMC-Sierra, Inc. Derivative Litigation—Master File No. C-06-05330-RS—Stipulation of Settlement	8-K	1/26/2010	99.2

10.21	Office Lease	10-Q	11/4/2010	10.1

10.22	Credit Agreement dated as of November 18, 2010 by and among PMC-Sierra US, Inc. a Delaware corporation, PMC-Sierra, Inc., a Delaware corporation, and Bank of America, N.A.	8-K	11/19/2010	10.1

10.23	2011 Employee Stock Purchase Plan	Def 14A	3/10/2010	—

Exhibit Number	Description	Form	Date	Number	Filed herewith

10.24	Amended and Restated Executive Employment Agreement	10-K	2/28/2012	10.22

10.25	Second Amended and Restated Executive Employment Agreement				X

10.26	Master and Supplemental Confirmation For Collared Accelerated Stock Buyback between Goldman, Sachs & Co. and the Registrant dated May 2, 2012	10-Q	8/9/2012	10.1

10.27	PMC-Sierra, Inc. Restricted Stock Unit Agreement (Performance-Based Vesting Award) between PMC-Sierra, Inc. and Gregory S. Lang	8-K	8/27/2012	10.1

11.1	Calculation of earnings per share(1)				X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Deloitte LLP, Independent Registered Chartered Accountants				X

24.1	Power of Attorney(2)				X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed)				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission.

^	Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.

(1)	Refer to Note 17 of the consolidated financial statements included in Item 8 of Part II of this Annual Report.

(2)	Refer to Signature page of this Annual Report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: February 28, 2013	/s/ Steven J. Geiser
Steven J. Geiser
Vice President, (duly authorized officer) Chief Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory S. Lang and Steven J. Geiser, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory S. Lang Gregory S. Lang	President, Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2013

/s/ Steven J. Geiser Steven J. Geiser	Vice President, Chief Financial Officer (and Principal Accounting Officer)	February 28, 2013

/s/ Jonathan J. Judge Jonathan J. Judge	Chairman of the Board of Directors	February 28, 2013

/s/ Richard E. Belluzzo Richard E. Belluzzo	Director	February 28, 2013

/s/ James V. Diller James V. Diller	Director	February 28, 2013

/s/ Dr. Michael R. Farese Dr. Michael R. Farese	Director	February 28, 2013

/s/ Michael A. Klayko Michael A. Klayko	Director	February 28, 2013

/s/ William H. Kurtz William H. Kurtz	Director	February 28, 2013

/s/ Dr. Richard N. Nottenburg Dr. Richard N. Nottenburg	Director	February 28, 2013

SCHEDULE II—Valuation and Qualifying Accounts

	Balance at Beginning of year	Charged to expenses or other accounts	Write-offs	Balance at end of year
Allowance for doubtful accounts
December 29, 2012	$1,952	$(19)	$(319)	$1,614
December 31, 2011	$1,888	$64	$—	$1,952
December 26, 2010	$1,259	$629	$—	$1,888

INDEX TO EXHIBITS

Exhibit Number	Description
10.7	Form of Amended and Restated Change of Control Agreement by and between the Registrant and the executive officers

10.8	Offer of Employment/Position between PMC-Sierra and Steven J. Geiser

10.25	Second Amended and Restated Executive Employment Agreement

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte LLP, Independent Registered Chartered Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document