Form 10-Q
period 2013-03-30
PMC SIERRA INC
filed 2013-05-08
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 30, 2013

or

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

As of May 6, 2013, the registrant had 204,029,716 shares of Common Stock, $0.001 par value, outstanding.

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended
	March 30, 2013	April 1,
		2012
		(As Restated - See Note 10)
Net revenues	$125,161	$132,094
Cost of revenues	37,260	41,012

Gross profit	87,901	91,082
Research and development	54,624	59,071
Selling, general and administrative	28,342	28,971
Amortization of purchased intangible assets	10,784	11,287

Loss from operations	(5,849)	(8,247)
Other income (expense):
(Loss) gain on investment securities and other	(16)	39
Amortization of debt issue costs	—	(50)
Foreign exchange gain (loss)	1,365	(1,105)
Interest income (expense), net	264	(179)

Loss before provision for income taxes	(4,236)	(9,542)
Provision for income taxes	(2,589)	(57,811)

Net loss	$(6,825)	$(67,353)

Net loss per common share - basic	$(0.03)	$(0.29)
Net loss per common share - diluted	$(0.03)	$(0.29)
Shares used in per share calculation - basic	203,307	232,142
Shares used in per share calculation - diluted	203,307	232,142

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 30, 2013	April 1,
		2012
		(As Restated - See Note 10)
Net loss	$(6,825)	$(67,353)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $55 and $331	(402)	1,768
Change in fair value of investment securities, net of tax of $18 and $212	(42)	948

Other comprehensive (loss) income	(444)	2,716

Comprehensive loss	$(7,269)	$(64,637)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 30, 2013	December 29,
		2012
		(As Restated - See Note 10)
ASSETS:
Current assets:
Cash and cash equivalents	$84,897	$169,970
Short-term investments	21,958	11,431
Accounts receivable, net of allowance for doubtful accounts of $1,421 (2012 - $1,614)	57,343	62,143
Inventories, net	25,699	23,548
Prepaid expenses and other current assets	19,822	22,125
Income taxes receivable	5,235	6,630
Deferred tax assets	46,642	43,630

Total current assets	261,596	339,477
Investment securities	190,043	91,778
Investments and other assets	17,796	20,133
Prepaid expenses	10,441	11,851
Property and equipment, net	42,208	43,146
Goodwill	252,419	252,419
Intangible assets, net	118,079	128,668
Deferred tax assets	44	—

	$892,626	$887,472

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$24,702	$27,410
Accrued liabilities	65,385	72,282
Income taxes payable	1,817	1,450
Liability for unrecognized tax benefit	52,247	51,810
Deferred income taxes	2,450	2,466
Deferred income	7,841	8,113

Total current liabilities	154,442	163,531
Long-term obligations	14,983	17,233
Deferred income taxes	45,909	44,849
Liability for unrecognized tax benefit	29,614	29,236
PMC special shares convertible into 1,019 (2012 - 1,019) shares of common stock	1,188	1,188
Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 203,889 shares issued and outstanding (2012 - 200,924)	204	201
Additional paid in capital	1,549,830	1,527,509
Accumulated other comprehensive income	172	616
Accumulated deficit	(903,716)	(896,891)

Total stockholders’ equity	646,490	631,435

	$892,626	$887,472

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 30, 2013	April 1,
		2012
		(As Restated - See Note 10)
Cash flows from operating activities:
Net loss	$(6,825)	$(67,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,732	15,919
Stock-based compensation	7,382	6,581
Unrealized foreign exchange (gain) loss, net	(1,406)	1,312
Net amortization of premiums/discounts and accrued interest of investments	58	1,462
(Loss) gain on investment securities and other	26	(35)
Taxes related to intercompany dividend	—	85,462
Changes in operating assets and liabilities:
Accounts receivable	4,765	(3,613)
Inventories	(2,151)	8,719
Prepaid expenses and other current assets	174	1,106
Accounts payable and accrued liabilities	(6,787)	(11,790)
Deferred income taxes and income taxes receivables/payables	3,683	(26,192)
Deferred income	(272)	362

Net cash provided by operating activities	14,379	11,940

Cash flows from investing activities:
Business acquisition	—	(15,900)
Purchases of property and equipment	(4,552)	(9,070)
Purchase of intangible assets	(465)	—
Redemption of short-term investments	5,946	—
Disposals of investment securities	20,518	37,144
Purchases of investment securities and other investments	(135,318)	(31,891)

Net cash used in investing activities	(113,871)	(19,717)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,836	7,220

Net cash provided by financing activities	14,836	7,220

Effect of exchange rate changes on cash and cash equivalents	(417)	(10)
Net decrease in cash and cash equivalents	(85,073)	(567)
Cash and cash equivalents, beginning of period	169,970	182,571

Cash and cash equivalents, end of period	$84,897	$182,004

Supplemental disclosures of cash flow information:
Cash refund received income taxes, net	$(1,102)	$(1,440)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 30, 2013 AND APRIL 1, 2012

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital (As Restated - See Note 10)	Accumulated Other Comprehensive Income (Loss) (net of tax)	Accumulated Deficit (As Restated - See Note 10)	Total Stockholders’ Equity (As Restated - See Note 10)
Balance at December 29, 2012	200,924	$201	$1,527,509	$616	$(896,891)	$631,435
Net loss	—	—	—	—	(6,825)	(6,825)
Other comprehensive loss:
Change in fair value of derivatives, net of tax of $55	—	—	—	(402)	—	(402)
Change in fair value of investment securities, net of tax of $18	—	—	—	(42)	—	(42)

Comprehensive loss						(7,269)

Issuance of common stock under stock benefit plans	2,965	3	14,657	—	—	14,660
Stock-based compensation expense	—	—	7,382	—	—	7,382
Benefit of stock option related loss carry-forwards	—	—	282	—	—	282

Balance at March 30, 2013	203,889	$204	$1,549,830	$172	$(903,716)	$646,490

Balance at December 31, 2011	230,233	$230	$1,587,357	$(1,146)	$(490,183)	$1,096,258
Net loss	—	—	—	—	(67,353)	(67,353)
Other comprehensive loss:
Change in fair value of derivatives, net of tax of $331	—	—	—	1,768	—	1,768
Change in fair value of investment securities, net of tax of $212	—	—	—	948	—	948

Comprehensive loss						(64,637)

Issuance of common stock under stock benefit plans	1,590	1	7,221	—	—	7,222
Stock-based compensation expense	—	—	6,581	—	—	6,581
Benefit of stock option related loss carry-forwards	—	—	35,594	—	—	35,594

Balance at April 1, 2012	231,823	$231	$1,636,753	$1,570	$(557,536)	$1,081,018

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2013 will consist of 52 weeks and will end on Saturday, December 28, 2013. Fiscal 2012 consisted of 52 weeks and ended on Saturday, December 29, 2012. The first quarter of each of 2013 and 2012 consisted of 13 weeks.

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

NOTE 2. Business Combinations

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

As at March 30, 2013, the Company had 39 forward currency contract (April 1, 2012 - 129) outstanding, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $23.2 million (April 1, 2012 – $48 million) and the contracts had a fair value loss of $0.1 million (April 1, 2012 – fair value gain of $0.1 million), which was recorded in Accumulated other comprehensive income (loss) net of taxes of $nil for the three months ended March 30, 2013 (net of taxes of $0.1 million for the three months ended April 1, 2012).

NOTE 4. Fair Value Measurements

ASC Topic 820 specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value. The Company’s valuation techniques used to measure the fair value of money market funds, and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

There were no transfers in and out of Level 1 and 2 fair value measurements during the three months ended March 30, 2013.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at March 30, 2013 and December 29, 2012, are summarized below:

	Fair value,
	March 30, 2013
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes (1)	$149,997	$1,837
Money market funds (1)	15,164	—
United States (“US”) treasury and government agency notes (1)	51,075	2,403
Foreign government and agency notes (1)	5,824	—
US state and municipal securities (1)	865	—

Total assets	$222,925	$4,240

	Fair value,
	December 29, 2012
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes (1)	$63,565	$—
Money market funds (1)	50,528	—
US treasury and government agency notes (1)	33,854	—
Foreign government and agency notes (1)	4,044	—
US state and municipal securities (1)	1,746	—
Forward currency contracts (2)	—	392

Total assets	$153,737	$392

(1)	Included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.
(2)	Included in Prepaid expenses and other current assets.

Financial liabilities measured on a recurring basis are summarized below:

Fair value,
March 30, 2013
(in thousands)	Level 2
Current liabilities:
Forward currency contracts (1)	$(66)

Fair value,
December 29, 2012
(in thousands)	Level 2
Current liabilities:
Forward currency contracts (1)	$—

(1)	Included in Accrued liabilities.

NOTE 5. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost and recorded compensation expense for the three months ended March 30, 2013 and April 1, 2012, as follows:

	Three Months Ended
	March 30,	April 1,
(in thousands)	2013	2012
Cost of revenues	$245	$224
Research and development	3,304	2,841
Selling, general and administrative	3,833	3,516

Total	$7,382	$6,581

The Company received cash of $14.8 million related to the issuance of stock-based awards during the three months ended March 30, 2013. The Company received cash of $7.2 million related to the issuance of stock-based awards during the three months ended April 1, 2012.

Equity Award Plans

The Company issues its common stock under the provisions of the 2008 Equity Plan (the “2008 Plan”). Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

The 2008 Plan was approved by stockholders at the 2008 Annual Meeting. The 2008 Plan became effective on January 1, 2009 (the “Effective Date”). It is a successor to the 1994 Incentive Stock Plan (the “1994 Plan”) and the 2001 Stock Option Plan (the “2001 Plan”). Up to 30,000,000 shares of our common stock have been initially reserved for issuance under the 2008 Plan. At the 2012 Annual Meeting, stockholders approved an increase in shares reserved for issuance under the 2008 plan by 9,500,000 shares which shares were registered on May 14, 2012 on Form S-8 bringing the total number of authorized and registered shares available under the 2008 Plan to 39,500,000. To the extent that a share that is subject to an award that counts as 1.6 shares against the 2008 Plan’s share reserve (i.e., dividend equivalents, RSUs or stock awards awarded under the 2008 Plan when those shares are issued for cash consideration per share or unit less than 100% of the fair market value of our common stock on the award date), is added back into the 2008 Plan upon expiration or termination of the award or repurchase or forfeiture of the shares, the number of shares of common stock available for issuance under the 2008 Plan will be credited with 1.6 shares. The implementation of the 2008 Plan did not affect any options or restricted stock units outstanding under the 1994 Plan or the 2001 Plan on the Effective Date. To the extent that any of those options or restricted stock units subsequently terminate unexercised or prior to issuance of shares thereunder, the number of shares of common stock subject to those terminated awards will be added to the share reserve available for issuance under the 2008 Plan, up to an additional 15,000,000 shares. No additional shares may be issued under the 1994 Plan or the 2001 Plan. In 2006, the Company assumed the stock option plans and all outstanding stock options of Passave, Inc. as part of the merger consideration in that business combination. In 2010, the Company assumed the stock option plans and all outstanding stock options of Wintegra, Inc. as part of that business combination.

Activity under the option plans during the three months ended March 30, 2013 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at March 30, 2013
Outstanding, December 29, 2012	28,001,047	$7.93
Granted and Assumed	—	$—
Exercised	(1,616,118)	$5.52
Forfeited	(384,789)	$7.81

Outstanding, March 30, 2013	26,000,140	$8.08	5.21	$11,321,106

Vested & expected to vest, March 30, 2013	25,547,231	$8.10	5.14	$11,098,881

Exercisable, March 30, 2013	20,836,498	$8.34	4.59	$9,175,945

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at March 30, 2013. During each of the three months ended March 30, 2013, and April 1, 2012, $0.7 million and $0.6 million were recorded for forfeitures, respectively.

The fair value of the Company’s stock option awards granted to employees is estimated using a lattice-binomial valuation model. This model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The model requires the input of highly subjective assumptions including the expected stock price volatility and expected life.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

Three Months Ended
April 1,
2012
Expected life (years)	4.2
Expected volatility	44%
Risk-free interest rate	0.6%

The Company did not grant any stock options during the three months ended March 30, 2013. The weighted average grant-date fair value per stock option granted during the three months ended April 1, 2012 was $2.16. The total intrinsic value of stock options exercised during the three months ended March 30, 2013 was $1.7 million.

As of March 30, 2013, there was $12.3 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the plans, which is expected to be recognized over an average period of 2.2 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the three months ended March 30, 2013 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value at March 30, 2013
Unvested shares at December 29, 2012	5,358,201	—	—
Awarded	78,850	—	—
Released	(190,071)	—	—
Forfeited	(129,781)	—	—

Unvested shares at March 30, 2013	5,117,199	1.44	$34,745,781

Restricted Stock Units expected to vest March 30, 2013	4,520,954	1.33	$30,697,281

The intrinsic value of RSUs vested during the three months ended March 30, 2013 was $1.2 million. As of March 30, 2013, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $20 million, which is expected to be recognized over the next 2.5 years.

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

During the first three months of 2013, 1,193,775 shares were issued under the 2011 Plan at a weighted average price of $4.95 per share. As of March 30, 2013, 7,259,359 shares were available for future issuance under the 2011 Plan compared to 8,453,134 under the 2011 Plan as at December 29, 2012.

	Three Months Ended
	March 30	April 1,
	2013	2012
Expected life (years)	0.5	0.5
Expected volatility	37%	39%
Risk-free interest rate	0.1%	0.1%

The weighted average grant date fair value per ESPP award granted during the first three months of 2013 was $1.64. The total intrinsic value of ESPP shares issued during the first three months of 2013 was $1.8 million.

For the three months ended March 30, 2013, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.3 million which is expected to be recognized over the next 4 months.

NOTE 6. Balance Sheet Items

a.	Inventories.

Inventories (net of reserves of $7.5 million and $7.8 million at March 30, 2013 and December 29, 2012, respectively) were as follows:

	March 30,	December 29,
(in thousands)	2013	2012
Work-in-progress	$14,014	$9,867
Finished goods	11,685	13,681

	$25,699	$23,548

b.	Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 29, 2012 to March 30, 2013, and for the same period in the prior year were as follows:

	Three Months Ended
	March 30,	April 1,
(in thousands)	2013	2012
Balance, beginning of the period	$5,981	$5,415
Accrual for new warranties issued	177	426
Reduction for payments and product replacements	(221)	(64)
Adjustments related to changes in estimate of warranty accrual	(807)	(427)

Balance, end of the period	$5,130	$5,350

The Company’s accrual for warranty obligations is included in Accrued liabilities in the interim Condensed Consolidated Balance Sheet.

NOTE 7. Investment Securities

The Company’s available for sale investments, by investment type, consists of the following at March 30, 2013 and December 29, 2012:

	March 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$15,164	$—	$—	$15,164

Total cash equivalents	15,164	—	—	15,164

Short-term investments:
Corporate bonds and notes	19,410	903	(1)	20,312
US treasury and government agency notes	1,350	73	—	1,423
Foreign government and agency notes	—	—	—	—
US states and municipal securities	220	3	—	223

Total short-term investments	20,980	979	(1)	21,958

Long-term investment securities:
Corporate bonds and notes	131,338	270	(86)	131,522
US treasury and government agency notes	52,009	47	(1)	52,055
Foreign government and agency notes	5,805	20	(1)	5,824
US states and municipal securities	641	1	—	642

Total long-term investment securities	189,793	338	(88)	190,043

Total	$225,937	$1,317	$(89)	$227,165

*	Gross unrealized gains include accrued interest on investments of $1.2 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

	December 29, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$50,528	$—	$—	$50,528

Total cash equivalents	50,528	—	—	50,528

Short-term investments:
Corporate bonds and notes	9,163	522	—	9,685
US treasury and government agency notes	—	—	—	—
Foreign government and agency notes	—	—	—	—
US states and municipal securities	1,720	26	—	1,746

Total short-term investments	10,883	548	—	11,431

Long-term investment securities:
Corporate bonds and notes	53,567	329	(16)	53,880
US treasury and government agency notes	33,830	25	(1)	33,854
Foreign government and agency notes	4,018	26	—	4,044
US states and municipal securities	—	—	—	—

Total long-term investment securities	91,415	380	(17)	91,778

Total	$152,826	$928	$(17)	$153,737

*	Gross unrealized gains include accrued interest on investments of $0.9 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

As of March 30, 2013 and December 29, 2012, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of March 30, 2013, the Company determined that all the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

NOTE 8. Income Taxes

The Company recorded a provision for income taxes of $2.6 million and $57.8 million for the three months ended March 30, 2013 and April 1, 2012, respectively. The provision for income taxes for the three months ended April 1, 2012 was restated see Note 10. Error Correction.

For the three months ended March 30, 2013, compared to the same period last year, the decrease in the provision of income taxes $55.2 million was mainly the result of the $56.5 million income tax provision related to an intercompany dividend made in preparation for funding the Company’s share repurchase programs in the quarter ended April 1, 2012. The remaining change is mainly due to the change in mix of income across our foreign subsidiaries. As a result, the Company’s effective tax rate was (61)% for the three months ended March 30, 2013 and (606)% for the three months ended April 1, 2012.

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

As at March 30, 2013, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $81.9 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 9. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 30, 2013	April 1,
		2012
		(As Restated -
(in thousands, except per share amounts)		See Note 10)
Numerator:
Net loss	$(6,825)	$(67,353)
Denominator:
Basic weighted average common shares outstanding (1)	203,307	232,142
Diluted weighted average common shares outstanding (1)	203,307	232,142
Basic net loss per share	$(0.03)	$(0.29)
Diluted net loss per share	$(0.03)	$(0.29)

(1)	PMC-Sierra Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the three months ended March 30, 2013 and April 1, 2012, the Company had approximately 2.2 million and 2.1 million, respectively, of stock options and Restricted Stock Units that were not included in the diluted net loss per share because they would have been anti-dilutive.

NOTE 10. ERROR CORRECTIONS

Income Taxes

The condensed consolidated financial statements as of December 29, 2012 and for the quarter ended April 1, 2012 have been revised to reflect a restatement related to income tax errors. Subsequent to the issuance of the Company’s December 29, 2012 consolidated financial statements, errors were identified that related to the determination of tax expense associated with the Company’s 2009 intercompany sale of economic rights to intellectual property (“IP”). Under accounting principles that apply to intercompany sales, the tax expense attributable to the gain is recognized over the economic life of the asset sold. The correction reflects the Company’s recording of tax expense from the intercompany sale of IP that should be recognized over the life of the assets sold. Additionally, the Company reduced the tax expense for the quarter ended April 1, 2012 to give benefit to foreign tax credit carry-forwards not previously recognized. Since total tax expense was reduced, the amount of benefit related to excess stock option deductions was reduced by the same amount. Management believes that the errors corrected are not material to any of the periods presented, including the effect on current and prior periods.

The tables below illustrate the effects on the condensed consolidated balance sheet and statements of operations:

	As at
	December 29, 2012
	As Restated	As Previously
(in thousands)		Reported
CONDENSED CONSOLIDATED BALANCE SHEETS
Non-current assets:
Prepaid expenses	$11,851	$25,077
Total assets	$887,472	$900,698
Liabilities:
Liability for unrecognized tax benefits - non-current	$29,236	$38,915
Stockholders’ equity:
Additional paid in capital	$1,527,509	$1,526,883
Accumulated deficit	$(896,891)	$(892,718)
Total stockholders’ equity	$631,435	$634,982
Total liabilities and stockholders’ equity	$887,472	$900,698

	Three Months Ended
	April 1, 2012
	As Restated	As Previously
		Reported in
(in thousands, except for per share amounts)		Q1 2012 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Provision for income taxes	$(57,811)	$(86,729)
Net loss	$(67,353)	$(96,271)
Net loss per common share - basic	$(0.29)	$(0.41)
Net loss per common share - diluted	$(0.29)	$(0.41)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net loss	$(67,353)	$(96,271)
Comprehensive loss	$(64,637)	$(93,555)
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
Cash flows from operating activities:
Net loss	$(67,353)	$(96,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Taxes related to intercompany dividend	$85,462	$—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$(11,790)	$8,225
Deferred taxes and income taxes payable	$(26,192)	$68,173

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

1.	Our Storage network products enable high-speed communication servers, switches and storage equipment to store, manage and move large quantities of data securely;

2.	Our Optical network products are used in optical transport platforms, multi-services provisioning platforms, and edge routers where they gather, process and transmit disparate traffic to their next destination in the network; and

3.	Our Mobile network products are used in wireless base stations, mobile backhaul, and aggregation equipment.

The following discussion of the financial condition and results of our operations should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included in this Form 10-Q, with certain comparatives restated as described in Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 10. Error Correction related to accounting for income taxes.

Results of Operations

First Quarter of 2013 and 2012

Net revenues

	First Quarter
($ millions)	2013	2012	Change
Net revenues	$125.2	$132.1	(5)%

Overall net revenues for the first quarter of 2013 were $125.2 million, a decrease of $6.9 million compared to the first quarter of 2012, mainly due to lower product volumes. This 5% decrease in the current period compared to the same period of 2012 was mainly attributable to macro-economic uncertainty, which has our customers delaying investments in network infrastructure and has impacted each of the Storage, Optical and Mobile market segments.

Storage represented 68% of our net revenues in the first quarter of 2013 compared to 66% in the same period of 2012. Storage net revenues decreased by 3% compared to the same quarter in 2012 due mainly to the factors described above. On a sequential basis, storage net revenues were down 6%, a less than typical seasonal decline.

Optical represented 20% of our net revenues in the first quarter of 2013 and 2012. The Optical net revenues decreased by 5% compared to the same quarter in 2012 due mainly to the factors described above. On a sequential basis, Optical net revenues were up 32%, reflecting record quarterly sales of our Optical Transport Network products and our Passive Optical Network products to normal levels after a new marketing initiative by a customer in Japan spurred new growth.

Mobile represented 12% our net revenues for the first quarter of 2013 compared to 14% in the same period of 2012. The Mobile net revenues decreased by 15% compared to the same quarter in 2012 due mainly to the factors described above. On a sequential basis, mobile revenues were down 22% as we experienced weak sales in North America, following a strong fourth quarter in 2012.

Gross profit

	First Quarter
($ millions)	2013	2012	Change
Gross profit	$87.9	$91.1	(4)%
Percentage of net revenues	70%	69%

Total gross profit decreased by $3.2 million in the first quarter of 2013 on lower net revenues compared to the same period in 2012. Gross profit as a percentage of net revenues was 70% compared to 69% in the same period last year. On a year over year basis as we were able to offset the negative effect on gross margin percentage of fixed costs over the lower net revenues in the first quarter of 2013, through cost saving initiatives.

Operating expenses

	First Quarter
($ millions)	2013	2012	Change
Research and development	$54.6	$59.1	(8)%
Percentage of net revenues	44%	45%
Selling, general and administrative	$28.3	$29.0	(2)%
Percentage of net revenues	23%	22%
Amortization of purchased intangible assets	$10.8	$11.3	(4)%
Percentage of net revenues	9%	9%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses decreased $4.5 million, or 8% compared to the same period last year. This was primarily the result of the decrease in payroll-related costs, including termination costs, and lower tape-out related costs. On a sequential basis, R&D expenses were $5.0 million higher in the first quarter of 2013 compared to the fourth quarter of 2012. This was mainly due to the payroll-related benefits reset at the beginning of the calendar year, and decrease in amount of vacation taken compared to the fourth quarter of 2012, as well as higher tape-out related expenses in the first quarter of 2013.

Selling, general and administrative (“SG&A”) expenses were $0.7 million, or 2%, lower in the first quarter of 2013 compared to the same period last year, mainly due to the reductions in payroll-related costs, and incurring lease exit and termination costs in the first quarter of 2012 that did not re-occur in the first quarter of 2013. On a sequential basis, these expenses increased $1.1 million primarily due to the reset of certain benefits which is typical at the beginning of the fiscal year, and to an increase in vacation expense as many employees utilize accrued vacation in the fourth quarter of 2012.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks decreased by $0.5 million in the first quarter of 2013 compared to the same period in 2012. In the third quarter of 2012, we wrote down the goodwill and intangible assets related to the 2006 acquisition of Passave, Inc. and 2010 acquisition of Wintegra, Inc., in the third quarter of 2012, by $276.1 million, resulting in this reduction of quarterly amortization charges.

Other income (expense) and Provision for income taxes

	First Quarter
($ millions)	2013	2012
		(As Restated)	Change
Amortization of debt issue costs	$—	$(0.1)	(100)%
Foreign exchange gain (loss)	$1.4	$(1.1)	227%
Interest income (expense), net	$0.3	$(0.2)	250%
Provision for income taxes	$(2.6)	$(57.8)	96%

Amortization of debt issue costs

In the first quarter of 2012, we amortized $0.1 million of debt issue costs relating to our senior convertible notes. We retired the remainder of these notes in the fourth quarter of 2012, and accordingly recognized any remaining debt issue costs at that time.

Foreign exchange gain (loss)

We recognized a net foreign exchange gain of $1.4 million in the first quarter of 2013 compared to a net foreign exchange loss of $1.1 million in the first quarter of 2012. This was primarily due to foreign exchange gain and loss on the revaluation of our foreign denominated assets and liabilities. This was partly driven by the United States Dollar appreciating by approximately 2% during the first quarter of 2013 compared to depreciating by approximately 1% during the first quarter of 2012, against currencies applicable to our foreign operations.

Interest income expense, net

Net interest income was $0.3 million in the first quarter of 2013 compared to net interest expense of $0.2 million in the first quarter of 2012.

Provision for income taxes

See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 8. Income Taxes and Note 10. Error Correction for details.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our interim condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 29, 2012, which also provides commentary on our most critical accounting estimates.

As discussed more fully in our Form 10-K for the year ended December 29, 2012 in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Critical Accounting Policies and Estimates section and Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, goodwill is reviewed for impairment annually and more frequently if an event occurs or circumstances change that could reduce the fair value below its carrying value.

Business Outlook

We expect our net revenues for the second quarter of 2013 to be approximately $126.5 million to $134 million. As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenue is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business”. Our turns business varies from quarter to quarter. We expect the turns business percentage from the beginning of the second quarter of 2013 to be approximately 27%. A number of factors such as volatile macroeconomic conditions could impact achieving our revenue outlook.

We anticipate our second quarter 2013 gross margin percentage to be in the range of 70% to 71%, minus approximately 0.2% related to stock-based compensation expense. This could vary depending on the volumes of products sold, since many of our costs are fixed. The gross margin percentage will also vary depending on the mix of products sold.

In the second quarter of 2013, we expect operating expenses to be approximately $75.5 million to $77.5 million plus stock-based compensation expense of approximately $6.7 to $7.7 million, and amortization of purchased intangible assets related to our past acquisitions of $10.8 million. On a sequential basis, operating expenses are higher due mainly to an expectation of a multi-year record level of tape-out activity in the second quarter of 2013.

We anticipate that net interest income will be approximately $0.3 million in the first quarter of 2013, consisting of income earned from our cash and cash equivalents, short-term investments and long-term investment securities.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock. The combination of cash and cash equivalents, short-term investments, and long-term investment securities at March 30, 2013 totaled $296.9 million and is comprised of the following:

	March 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$69,733	$—	$—	$69,733
Money market funds	15,164	—	—	15,164

Total cash and cash equivalents	84,897	—	—	84,897

Short-term investments:
Corporate bonds and notes	19,410	903	(1)	20,312
US Treasury and Government Agency notes	1,350	73	—	1,423
Foreign Government and Agency notes	—	—	—	—
US States and Municipal securities	220	3	—	223

Total short-term investments	20,980	979	(1)	21,958

Long-term investment securities:
Corporate bonds and notes	131,338	270	(86)	131,522
US Treasury and Government Agency notes	52,009	47	(1)	52,055
Foreign Government and Agency notes	5,805	20	(1)	5,824

Total long-term investment securities	189,793	338	(88)	190,043

Total	$295,670	$1,317	$(89)	$296,898

*	Gross unrealized gains include accrued interest on investments of $1.2 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

Most of our cash and cash equivalents, short-term investments, and long-term investment securities balances at March 30, 2013 were held by our United States parent company and our Canadian subsidiary.

Operating Activities

In the first quarter of 2013, cash generated from operations was $14.4 million. Net income, after adding back non-cash expenses of $15.7 million amortization and depreciation and $7.4 million stock based compensation, was the main driver of our positive operating cashflow, with some benefit from normal changes in working capital, including improvement in accounts receivable collections at 41 days sales outstanding (Q1 2012 - 43 days).

Investing Activities

We had a net outflow of cash of $113.9 million from investing activities in the first three months of 2013, $94.2 million higher than the use of cash in the same period in 2012. During this period, we used $135.3 million to purchase investment securities, which is a typical use for our excess cash, and generated $26.5 million from redemptions and disposals of such investments securities. We also invested $5 million in property and equipment and intangible assets in the first quarter of 2013.

Financing Activities

Proceeds from employee related stock issuances in the first quarter of 2013 were $14.8 million.

Contractual Obligations

As of March 30, 2013, we had cash commitments made up of the following:

	Payments due in:
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations:
Minimum Rental Payments	$41,308	$7,081	$15,328	$9,680	$9,219
Estimated Operating Cost Payments	18,084	2,979	6,677	4,910	3,518
Purchase and Other Obligations	26,336	12,451	13,885	—	—

Total	$85,728	$22,511	$35,890	$14,590	$12,737

In addition to the amounts shown in the table above, we have recorded a $81.9 million liability for unrecognized tax benefits as of March 30, 2013, and we are uncertain as to if or when such amounts may be realized.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $57.9 million at March 30, 2013 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $13 million of cash in the remainder of 2013 for property and equipment and purchases of intellectual property.

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

Based on a sensitivity analysis performed on the financial instruments held at March 30, 2013, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 100 basis points would result in a decline of approximately $3.8 million or an increase of approximately $2.2 million, respectively. The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required. If the counterparties to our foreign forward currency contracts that matured in the fiscal quarter ended March 30, 2013 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the first three months of 2013 would have decreased by $0.3 million. See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first three months of 2013, we recorded a $1.3 million foreign exchange gain on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $3.2 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first three months of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on a limited number of customers for large portions of our net revenues. During each of the rolling twelve month periods ended March 30, 2013 and April 1, 2012, we had two customers that accounted for more than 10% of our revenues, namely, HP and EMC. During the first three months of 2013 and 2012, our top ten customers accounted for more than 60% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $1.3 million foreign exchange gain on the revaluation of our income tax liability in the first three months of 2013 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $3.2 million impact to our pre-tax net income.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). Our controls necessary for continued compliance with the Act may not operate effectively at all times and may result in a material weakness disclosure. The identification of material weaknesses in internal control, if any, could indicate a lack of proper controls to generate accurate financial statements and could cause investors to lose confidence and our stock price to drop.

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

We have operations, which are primarily research and development facilities, located in Israel and India which employ approximately 200 and 100 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

The majority of our customers are required to obtain licenses from and pay royalties to third parties for the sale of systems incorporating our semiconductor devices, and our customers have faced and may continue to face infringement claims related to our products or third-party components used in our products. In the past, customers have sought indemnification from us or made other claims against us in connection with such infringement claims, and we may face similar claims in the future. Even when we do not ultimately incur any liabilities to third parties, addressing these claims may require us to divert internal resources and incur other costs. Although we may ultimately be entitled to indemnification from suppliers of third-party components in connection with some such cases, there can be no assurance that we would be fully indemnified against such losses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As supplemental information to Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 10. Error Correction, the corresponding restated comparatives that will be presented in the Form 10-Q in the second and third quarters, and the Form 10-K for 2013 are provided below:

	As at		As at
	December 31, 2011		December 26, 2010
		As Previously		As Previously
	As	Reported in	As	Reported in
(in thousands)	Restated	2012 10-K	Restated	2011 10-K
CONDENSED CONSOLIDATED BALANCE SHEETS
Non-current assets:
Prepaid expenses	$18,293	$27,898	$24,844	$22,987
Total assets	$1,400,831	$1,410,436	$1,528,403	$1,526,546
Liabilities
Liability for unrecognized tax benefits - non-current	$26,929	$38,460	$26,133	$17,908
Stockholders’ equity:
Additional paid in capital	$1,587,357	$1,577,562	$1,567,082	$1,575,949
Accumulated deficit	$(490,183)	$(482,314)	$(556,703)	$(559,202)
Total stockholders’ equity	$1,094,258	$1,094,332	$1,012,703	$1,019,071
Total liabilities and stockholders’ equity	$1,400,831	$1,410,436	$1,528,403	$1,526,546

	Three Months Ended		Six Months Ended		Three Months Ended		Nine Months Ended		Years ended
	July 1, 2012		July 1, 2012		September 30, 2012		September 30, 2012		December 26, 2010		December 31, 2011		December 29, 2012
(in thousands, except per share amounts)	As Restated	As Previously Reported in Q2 2012 10-Q	As Restated	As Previously Reported in Q2 2012 10-Q	As Restated	As Previously Reported in Q3 2012 10-Q	As Restated	As Previously Reported in Q3 2012 10-Q	As Restated	As Previously Reported in 2012 10-K	As Restated	As Previously Reported in 2012 10-K	As Restated	As Previously Reported in 2012 10-K
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Provision for) recovery of income taxes	$(519)	$26,064	$(58,330)	$(60,665)	$5,577	$7,098	$(52,753)	$(53,567)	$(33,507)	$(23,940)	$183	$(720)	$(49,052)	$(52,748)
Net (loss) income	$(103)	$26,480	$(67,456)	$(69,791)	$(275,907)	$(274,386)	$(343,363)	$(344,177)	$79,817	$89,384	$81,066	$80,163	$(332,524)	$(336,220)
Net (loss) income per common share - basic	$—	$0.12	$(0.30)	$(0.31)	$(1.32)	$(1.31)	$(1.55)	$(1.56)	$0.34	$0.39	$0.35	$0.34	$(1.54)	$(1.55)
Net (loss) income per common share - diluted	$—	$0.12	$(0.30)	$(0.31)	$(1.32)	$(1.31)	$(1.55)	$(1.56)	$0.34	$0.38	$0.34	$0.34	$(1.54)	$(1.55)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net (loss) income	$(103)	$26,480	$(67,456)	$(69,791)	$(275,907)	$(274,386)	$(343,363)	$(344,177)	$79,817	$89,384	$81,066	$80,163	$(332,524)	$(336,220)
Comprehensive (loss) income	$(1,792)	$24,791	$(66,429)	$(68,764)	$(275,021)	$(273,500)	$(341,450)	$(342,264)	$80,725	$90,292	$77,848	$76,945	$(330,762)	$(334,458)
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
Cash flows from operating activities:
Net (loss) income	$(103)	$26,480	$(67,456)	$(69,791)	$(275,907)	$(274,386)	$(343,363)	$(344,177)	$79,817	$89,384	$81,066	$80,163	$(332,524)	$(336,220)
Changes in operating assets and liabilities:
Deferred taxes and income taxes payable	$25,515	$(1,068)	$(677)	$1,658	$(5,884)	$(7,405)	$(6,561)	$(5,747)	$12,385	$2,818	$(411)	$492	$(9,334)	$(5,638)

Item 6. Exhibits

Exhibit						Filed with
Exhibit No.
No.	Description	Form	File No.	Filing Date	as Filed	this 10-Q

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: May 8, 2013	/s/ Steven J. Geiser
Steven J. Geiser
Vice President,
Chief Financial Officer and
Principal Accounting Officer