Form 10-Q
period 2013-06-29
PMC SIERRA INC
filed 2013-08-07
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 29, 2013

or

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

As of August 5, 2013, the registrant had 204,407,009 shares of Common Stock, $0.001 par value, outstanding.

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2013	July 1, 2012 (As Restated - See Note 10)	June 29, 2013	July 1, 2012 (As Restated - See Note 10)
Net revenues	$127,907	$137,762	$253,068	$269,856
Cost of revenues	37,827	41,253	75,087	82,265

Gross profit	90,080	96,509	177,981	187,591

Research and development	54,571	56,699	109,195	115,770
Selling, general and administrative	30,277	29,290	58,619	58,261
Amortization of purchased intangible assets	10,776	11,626	21,560	22,913

Loss from operations	(5,544)	(1,106)	(11,393)	(9,353)

Other income (expense):
Gain on investment securities and other	30	527	14	566
Amortization of debt issue costs	—	(50)	—	(100)
Foreign exchange gain	2,213	1,608	3,578	503
Interest income (expense), net	330	(563)	594	(742)

(Loss) income before provision for income taxes	(2,971)	416	(7,207)	(9,126)
Provision for income taxes	(1,181)	(519)	(3,770)	(58,330)

Net loss	$(4,152)	$(103)	$(10,977)	$(67,456)

Net loss per common share - basic	$(0.02)	$(0.00)	$(0.05)	$(0.30)
Net loss per common share - diluted	$(0.02)	$(0.00)	$(0.05)	$(0.30)

Shares used in per share calculation - basic	205,230	222,316	204,269	227,229
Shares used in per share calculation - diluted	205,230	222,316	204,269	227,229

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2013	July 1, 2012 (As Restated - See Note 10)	June 29, 2013	July 1, 2012 (As Restated - See Note 10)

Net loss	$(4,152)	$(103)	$(10,977)	$(67,456)
Other comprehensive (loss) income:
Change in fair value of derivatives, net of tax of $110, $103, $165 and $228	(546)	(688)	(948)	1,080
Change in fair value of investment securities, net of tax of $206, $313, $223 and $101	(406)	(1,001)	(448)	(53)

Other comprehensive (loss) income	(952)	(1,689)	(1,396)	1,027

Comprehensive loss	$(5,104)	$(1,792)	$(12,373)	$(66,429)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 29, 2013	December 29, 2012 (As Restated - See Note 10)
ASSETS:
Current assets:
Cash and cash equivalents	$98,680	$169,970
Short-term investments	37,659	11,431
Accounts receivable, net of allowance for doubtful accounts of $1,261 (2012 - $1,614)	57,454	62,143
Inventories, net	30,517	23,548
Prepaid expenses and other current assets	19,765	22,125
Income taxes receivable	5,594	6,630
Prepaid tax expense	5,963	—
Deferred tax assets	49,308	43,630

Total current assets	304,940	339,477
Investment securities	172,500	91,778
Investments and other assets	16,580	20,133
Prepaid tax expense	2,856	11,851
Property and equipment, net	39,705	43,146
Goodwill	252,419	252,419
Intangible assets, net	107,605	128,668
Deferred tax assets	252	—

	$896,857	$887,472

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$27,687	$27,410
Accrued liabilities	74,887	72,282
Income taxes payable	1,799	1,450
Liability for unrecognized tax benefit	52,003	51,810
Deferred income taxes	2,450	2,466
Deferred income	6,913	8,113

Total current liabilities	165,739	163,531
Long-term obligations	11,751	17,233
Deferred income taxes	47,282	44,849
Liability for unrecognized tax benefit	28,944	29,236
PMC special shares convertible into 1,019 (2012 - 1,019) shares of common stock	1,188	1,188
Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 204,145 shares issued and outstanding (2012 - 200,924)	204	201
Additional paid in capital	1,552,145	1,527,509
Accumulated other comprehensive (loss) income	(780)	616
Accumulated deficit	(909,616)	(896,891)

Total stockholders’ equity	641,953	631,435

	$896,857	$887,472

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 29, 2013	July 1, 2012 (As Restated - See Note 10)
Cash flows from operating activities:
Net loss	$(10,977)	$(67,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,185	32,041
Stock-based compensation	13,587	13,890
Unrealized foreign exchange gain, net	(3,775)	(174)
Net amortization of premiums/discounts and accrued interest of investments	595	2,984
Gain on investment securities and other	(4)	(551)
Asset impairment	—	260
Taxes related to intercompany dividend	—	60,940
Changes in operating assets and liabilities:
Accounts receivable	4,647	(6,367)
Inventories	(6,969)	10,749
Prepaid expenses and other current assets	610	(1,506)
Accounts payable and accrued liabilities	3,438	(22,838)
Deferred income taxes and income taxes receivables/payables	4,213	(677)
Deferred income	(1,200)	(1,247)

Net cash provided by operating activities	37,350	20,048

Cash flows from investing activities:
Investment in long term deposits	(1,127)	—
Business acquisition	—	(15,900)
Purchases of property and equipment	(7,500)	(15,818)
Purchase of intangible assets	(2,048)	(2,291)
Redemption of short-term investments	7,966	—
Disposals of investment securities	38,297	73,579
Purchases of investment securities and other investments	(154,385)	(59,210)
Reclassification of short-term investments and long-term investment securities	—	74,852

Net cash (used in) provided by investing activities	(118,797)	55,212

Cash flows from financing activities:
Repurchases of common stock	(5,509)	(155,783)
Equity forward contract related to accelerated share repurchase program	—	(9,827)
Proceeds from issuance of common stock	16,452	8,949

Net cash provided by (used in) financing activities	10,943	(156,661)

Effect of exchange rate changes on cash and cash equivalents	(786)	(145)
Net decrease in cash and cash equivalents	(71,290)	(81,546)
Cash and cash equivalents, beginning of period	169,970	182,571

Cash and cash equivalents, end of period	$98,680	$101,025

Supplemental disclosures of cash flow information:
Cash refund received on income taxes, net	$(379)	$(1,952)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2013 AND JULY 1, 2012

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital (As Restated - See Note 10)	Accumulated Other Comprehensive Income (Loss) (net of tax)	Accumulated Deficit (As Restated - See Note 10)	Total Stockholders’ Equity (As Restated - See Note 10)
Balance at March 30, 2013	203,889	$204	$1,549,830	$172	$(903,716)	$646,490
Net loss	—	—	—	—	(4,152)	(4,152)
Other comprehensive loss:
Change in fair value of derivatives, net of tax of $110	—	—	—	(546)	—	(546)
Change in fair value of investment securities, net of tax of $206	—	—	—	(406)	—	(406)

Comprehensive loss						(5,104)

Issuance of common stock under stock benefit plans	1,159	1	688	—	—	689
Stock-based compensation expense	—	—	6,205	—	—	6,205
Benefit of stock option related loss carry-forwards	—	—	(820)	—	—	(820)
Repurchases of common stock	(903)	(1)	(3,758)	—	(1,748)	(5,507)

Balance at June 29, 2013	204,145	$204	$1,552,145	$(780)	$(909,616)	$641,953

Balance at April 1, 2012	231,823	$231	$1,636,753	$1,570	$(557,536)	$1,081,018
Net loss	—	—	—	—	(103)	(103)
Other comprehensive loss:
Change in fair value of derivatives, net of tax of $103	—	—	—	(688)	—	(688)
Change in fair value of investment securities, net of tax of $313	—	—	—	(1,001)	—	(1,001)

Comprehensive loss						(1,792)

Issuance of common stock under stock benefit plans	1,081	2	956	—	—	958
Stock-based compensation expense	—	—	7,309	—	—	7,309
Benefit of stock option related loss carry-forwards	—	—	(2,287)	—	—	(2,287)
Repurchases of common stock	(23,114)	(23)	(96,702)	—	(59,058)	(155,783)
Equity forward contract related to accelerated share repurchase program	—	—	(9,827)	—	—	(9,827)

Balance at July 1, 2012	209,790	$210	$1,536,202	$(119)	$(616,697)	$919,596

Balance at December 29, 2012	200,924	$201	$1,527,509	$616	$(896,891)	$631,435
Net loss	—	—	—	—	(10,977)	(10,977)
Other comprehensive income:
Change in fair value of derivatives, net of tax of $165	—	—	—	(948)	—	(948)
Change in fair value of investment securities, net of tax of $223	—	—	—	(448)	—	(448)

Comprehensive loss						(12,373)

Issuance of common stock under stock benefit plans	4,124	4	15,346	—	—	15,350
Stock-based compensation expense	—	—	13,587	—	—	13,587
Benefit of stock option related loss carry-forwards	—	—	(539)	—	—	(539)
Repurchases of common stock	(903)	(1)	(3,758)	—	(1,748)	(5,507)

Balance at June 29, 2013	204,145	$204	$1,552,145	$(780)	$(909,616)	$641,953

Balance at January 1, 2012	230,233	$230	$1,587,127	$(1,146)	$(490,183)	$1,096,028
Net loss	—	—	—	—	(67,456)	(67,456)
Other comprehensive income:
Change in fair value of derivatives, net of tax of $228	—	—	—	1,080	—	1,080
Change in fair value of investment securities, net of tax of $101	—	—	—	(53)	—	(53)

Comprehensive loss						(66,429)

Issuance of common stock under stock benefit plans	2,671	3	8,177	—	—	8,180
Stock-based compensation expense	—	—	13,890	—	—	13,890
Benefit of stock option related loss carry-forwards	—	—	33,537	—	—	33,537
Repurchases of common stock	(23,114)	(23)	(96,702)	—	(59,058)	(155,783)
Equity forward contract related to accelerated share repurchase program	—	—	(9,827)	—	—	(9,827)

Balance at July 1, 2012	209,790	$210	$1,536,202	$(119)	$(616,697)	$919,596

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2013 will consist of 52 weeks and will end on Saturday, December 28, 2013. Fiscal 2012 consisted of 52 weeks and ended on Saturday, December 29, 2012. The second quarter of each of 2013 and 2012 consisted of 13 weeks.

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

Acquisition of 12GB/s SAS expander business from Maxim Integrated Products, Inc.

During the first quarter of fiscal 2012, the Company completed the acquisition of the 12Gb/s Serial attached SCSI (“SAS”) expander business from Maxim Integrated Products, Inc. (“Maxim”). Along with a very experienced team, this acquisition provides a strong strategic fit between PMC’s core strengths in enterprise storage and Maxim’s established traction with expander solutions at the largest server storage original equipment manufacturers. This acquisition was accounted for under the acquisition method of accounting. The financial impact of the acquisition was not material to the Company. See Note 11. Subsequent Events for a discussion regarding the acquisition of Integrated Device Technology, Inc.’s Enterprise Flash Controller Business.

NOTE 3.	Derivative Instruments

The Company generates revenues in U.S. dollars but incurs a portion of its operating expenses in foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations on the Company’s operating expenses, the Company purchases forward currency contracts.

As at June 29, 2013, the Company had 41 forward currency contracts (December 29, 2012 - 73) outstanding, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $30.3 million (December 29, 2012 - $22.5 million) and the contracts had a fair value loss of $0.7 million (July 1, 2012 - fair value loss of $0.5 million), which was recorded in Accumulated other comprehensive income (loss) net of taxes of $nil million for the six months ended June 29, 2013 (net of taxes of $nil million for the six months ended July 1, 2012).

For the period ended July 1, 2012, the total consideration allocated to stock repurchases under the Company’s Accelerated Stock Buyback agreement was $150.2 million of which $57.2 million was recorded as an adjustment to accumulated deficit. The balance reduced common stock and additional paid-in capital. In addition, there was also $9.8 million recorded as an equity forward contract, which was included in Additional paid-in capital.

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

There were no transfers in and out of Level 1 and 2 fair value measurements during the six months ended June 29, 2013.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at June 29, 2013 and December 29, 2012, are summarized below:

	Fair value,
	June 29, 2013
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes (1)	$146,408	$2,206
Money market funds (1)	17,434	—
United States (“US”) treasury and government agency notes (1)	55,007	—
Foreign government and agency notes (1)	5,902	—
US state and municipal securities (1)	637	—

Total assets	$225,388	$2,206

	Fair value,
	December 29, 2012
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes (1)	$63,565	$—
Money market funds (1)	50,528	—
US treasury and government agency notes (1)	33,854	—
Foreign government and agency notes (1)	4,044	—
US state and municipal securities (1)	1,746	—
Forward currency contracts (2)	—	392

Total assets	$153,737	$392

(1)	Included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.
(2)	Included in Prepaid expenses and other current assets.

Financial liabilities measured on a recurring basis are summarized below:

Fair value,
June 29, 2013
(in thousands)	Level 2
Current liabilities:

Forward currency contracts (1)	$722

Fair value,
December 29, 2012
(in thousands)	Level 2
Current liabilities:

Forward currency contracts (1)	$—

(1)	Included in Accrued liabilities.

NOTE 5.	Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost and recorded compensation expense for the three and six months ended June 29, 2013 and July 1, 2012, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	July 1, 2012	June 29, 2013	July 1, 2012
Cost of revenues	$208	$252	$453	$476
Research and development	2,396	2,900	5,700	5,741
Selling, general and administrative	3,601	4,157	7,434	7,673

Total	$6,205	$7,309	$13,587	$13,890

The Company received cash of $1.6 million and $16.5 million related to the issuance of stock-based awards during the three and six months ended June 29, 2013, respectively. The Company received cash of $1.7 million and $8.9 million related to the issuance of stock-based awards during the three and six months ended July 1, 2012, respectively.

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

Activity under the option plans during the six months ended June 29, 2013 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at June 29, 2013
Outstanding, December 29, 2012	28,001,047	$7.93
Granted and Assumed	213,148	$6.08
Exercised	(1,951,741)	$5.40
Forfeited	(999,889)	$8.17

Outstanding, June 29, 2013	25,262,565	$8.10	5.07	$7,485,954

Vested & expected to vest, June 29, 2013	24,919,328	$8.12	5.02	$7,360,774

Exercisable, June 29, 2013	20,874,962	$8.34	4.45	$6,204,610

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at June 29, 2013. During each of the six months ended June 29, 2013, and July 1, 2012, $1.3 million and $1.4 million were recorded for forfeitures, respectively.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2013	July 1, 2012	June 29, 2013	July 1, 2012
Expected life (years)	6.8	6.2	6.8	5.3
Expected volatility	40%	45%	40%	45%
Risk-free interest rate	1.5%	0.9%	1.5%	0.8%

The weighted average grant-date fair value per stock options granted during the three and six months ended June 29, 2013 was $2.57 and $2.57, respectively. The weighted average grant-date fair value per stock option granted during the three and six months ended July 1, 2012 was $2.70 and $2.47, respectively. The total intrinsic value of stock options exercised during the three months and six months ended June 29, 2013 was $0.5 million and $2.2 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended July 1, 2012 was $0.6 million and $1.1 million, respectively.

As of June 29, 2013, there was $10.3 million of total unrecognized compensation costs related to unvested stock options granted under the plans, which is expected to be recognized over an average period of 2.0 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant.

A summary of RSU activity during the six months ended June 29, 2013 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value at June 29, 2013
Unvested shares at December 29, 2012	5,358,201	—	—
Awarded	442,303	—	—
Released	(1,158,500)	—	—
Forfeited	(353,402)	—	—

Unvested shares at June 29, 2013	4,288,602	1.50	$27,245,782

Restricted Stock Units expected to vest June 29, 2013	3,763,261	1.40	$23,915,522

The intrinsic value of RSUs vested during the three and six months ended June 29, 2013 was $5.7 million and $6.9 million, respectively. As of June 29, 2013, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $18.8 million, which is expected to be recognized over the next 2.6 years.

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

During the first six months of 2013, 1,193,775 shares were issued under the 2011 Plan at a weighted average price of $4.95 per share. As of June 29, 2013, 7,259,359 shares were available for future issuance under the 2011 Plan compared to 8,453,134 under the 2011 Plan as at December 29, 2012.

	Six Months Ended
	June 29, 2013	July 1, 2013
Expected life (years)	0.5	0.5
Expected volatility	37%	39%
Risk-free interest rate	0.1%	0.1%

The weighted average grant date fair value per ESPP award granted during the first six months of 2013 was $1.64. The total intrinsic value of ESPP shares issued during the first six months of 2013 was $1.8 million.

For the six-month period ended June 29, 2013, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $0.4 million which is expected to be recognized over the next month.

NOTE 6.	Balance Sheet Items

a.	Inventories.

Inventories (net of reserves of $7.6 million and $7.8 million at June 29, 2013 and December 29, 2012, respectively) were as follows:

(in thousands)	June 29, 2013	December 29, 2012
Work-in-progress	$15,136	$9,867
Finished goods	15,381	13,681

	$30,517	$23,548

b.	Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs. The change in the Company’s accrued warranty obligations from December 29, 2012 to June 29, 2013, and from December 31, 2011 to July 1, 2012 were as follows:

	Six Months Ended
(in thousands)	June 29, 2013	July 1, 2012
Balance, beginning of the period	$5,981	$5,415
Accrual for new warranties issued	268	870
Reduction for payments and product replacements	(528)	(112)
Adjustments related to changes in estimate of warranty accrual	(898)	(870)

Balance, end of the period	$4,823	$5,303

The Company’s accrual for warranty obligations is included in Accrued liabilities in the interim Condensed Consolidated Balance Sheet.

NOTE 7.	Investment Securities

The Company’s available for sale investments, by investment type, consists of the following at June 29, 2013 and December 29, 2012:

	June 29, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$17,435	$—	$—	$17,435

Total cash equivalents	17,435	—	—	17,435

Short-term investments:
Corporate bonds and notes	33,408	893	(11)	34,290
US treasury and government agency notes	1,745	88	—	1,833
Foreign government and agency notes	1,504	32	—	1,536

Total short-term investments	36,657	1,013	(11)	37,659

Long-term investment securities:
Corporate bonds and notes	114,581	104	(361)	114,324
US treasury and government agency notes	53,275	8	(110)	53,173
Foreign government and agency notes	4,378	3	(15)	4,366
US states and municipal securities	641	—	(4)	637

Total long-term investment securities	172,875	115	(490)	172,500

Total	$226,967	$1,128	$(501)	$227,594

*	Gross unrealized gains include accrued interest on investments of $0.9 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

	December 29, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$50,528	$—	$—	$50,528

Total cash equivalents	50,528	—	—	50,528

Short-term investments:
Corporate bonds and notes	9,163	522	—	9,685
US states and municipal securities	1,720	26	—	1,746

Total short-term investments	10,883	548	—	11,431

Long-term investment securities:
Corporate bonds and notes	53,567	329	(16)	53,880
US treasury and government agency notes	33,830	25	(1)	33,854
Foreign government and agency notes	4,018	26	—	4,044

Total long-term investment securities	91,415	380	(17)	91,778

Total	$152,826	$928	$(17)	$153,737

*	Gross unrealized gains include accrued interest on investments of $0.9 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

As of June 29, 2013 and December 29, 2012, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of June 29, 2013, the Company determined that all the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

NOTE 8.	Income Taxes

The Company recorded a provision for income taxes of $1.2 million and $3.8 million for the three and six months ended June 29, 2013, respectively, and a provision for income taxes of $0.5 million and $58.3 million for the three and six months ended July 1, 2012, respectively.

For the three months ended June 29, 2013, compared to the same period last year, the decrease in the provision for income taxes of $1.3 million was mainly the result of the $2.3 million income tax recovery related to change in the liability for unrecognized tax benefits, partially off-set by the tax effect on change in mix of income across our foreign subsidiaries. As a result, the Company’s effective tax rate was (40)% for the three months ended June 29, 2013 and (125)% for the three months ended July 1, 2012.

For the six months ended June 29, 2013, compared to the same period last year, the decrease in provision for income taxes of $54.5 million was mainly due to the result of the $20 million withholding tax related to an intercompany dividend made in preparation for funding the Company’s share repurchase programs in 2012 and $36 million tax expense related to taxable income generated in the United States by the dividend having been offset by available stock-option-related loss carryforwards. The remaining change is mainly due to the changes in mix of income across our foreign subsidiaries. The Company’s effective tax rate was (52)% and (639)% for the six months ended June 29, 2013 and the six months ended July 1, 2012, respectively. See Note 10. Error Corrections for further details.

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

As at June 29, 2013, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $80.9 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

Because our projected tax rate is volatile, the provision for income taxes in our interim Condensed Consolidated Financial Statements reflects our actual effective tax rate for the current quarter. We believe our year-to-date tax provision for income taxes is the most reliable estimate of our annual effective tax rate. The effective income tax rate for the current fiscal year will likely be different from the tax rate in effect for the three and six months ended June 29, 2013 and could be considerably higher or lower, depending largely on our operating results before taxes and the geographic mix of income (loss) for the year.

NOTE 9.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2013	July 1, 2012 (As Restated - See Note 10)	June 29, 2013	July 1, 2012 (As Restated - See Note 10)
Numerator:
Net loss	$(4,152)	$(103)	$(10,977)	$(67,456)

Denominator:
Basic weighted average common shares outstanding (1)	205,230	222,316	204,269	227,229
Diluted weighted average common shares outstanding (1)	205,230	222,316	204,269	227,229

Basic net loss per share	$(0.02)	$(0.00)	$(0.05)	$(0.30)
Diluted net loss per share	$(0.02)	$(0.00)	$(0.05)	$(0.30)

(1)	PMC-Sierra Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the three and six months ended June 29, 2013 and July 1, 2012, the Company had approximately 2.2 million of stock options and Restricted Stock Units that were not included in the diluted net loss per share because they would have been anti-dilutive.

NOTE 10.	Error Corrections

Income Taxes

As previously disclosed in our March 30, 2013 interim condensed consolidated financial statements, the condensed consolidated financial statements as of December 29, 2012 and for the three and six months ended July 1, 2012 have been revised to reflect a restatement related to income tax errors. Subsequent to the issuance of the Company’s December 29, 2012 consolidated financial statements, errors were identified that related to the determination of tax expense associated with the Company’s 2009 intercompany sale of economic rights to intellectual property (“IP”). Under accounting principles that apply to intercompany sales, the tax expense attributable to the gain is recognized over the economic life of the asset sold. The correction reflects the Company’s recording of tax expense from the intercompany sale of IP that should be recognized over the life of the assets sold. Additionally, there was an increase in tax expense for the three months ended July 1, 2012 from correcting the recognition of foreign tax credits (related to an intercompany dividend) in the three months ended April 1, 2012 instead of in the three months ended July 1, 2012. Since total tax expense was reduced, the amount of benefit related to excess stock option deductions was reduced by the same amount. Management believes that the errors corrected are not material to any of the periods presented, including the effect on current and prior periods.

The tables below illustrate the effects on the condensed consolidated balance sheet and statements of operations:

	As at
	December 29, 2012
(in thousands)	As Restated	As Previously Reported
CONDENSED CONSOLIDATED BALANCE SHEETS
Non-current assets:
Prepaid expenses	$11,851	$25,077
Total assets	$887,472	$900,698
Liabilities:
Liability for unrecognized tax benefits - non-current	$29,236	$38,915
Stockholders’ equity:
Additional paid in capital	$1,527,509	$1,526,883
Accumulated deficit	$(896,891)	$(892,718)
Total stockholders’ equity	$631,435	$634,982
Total liabilities and stockholders’ equity	$887,472	$900,698

	Three Months Ended
	July 1, 2012
(in thousands, except for per share amounts)	As Restated	As Previously Reported in Q2 2012 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Provision for) recovery of income taxes	$(519)	$26,064
Net (loss) income	$(103)	$26,480
Net (loss) income per common share - basic	$(0.00)	$0.12
Net (loss) income per common share - diluted	$(0.00)	$0.12

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net (loss) income	$(103)	$26,480
Comprehensive income	$(1,792)	$24,791

	Six Months Ended
	July 1, 2012
(in thousands, except for per share amounts)	As Restated	As Previously Reported in Q2 2012 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Provision for income taxes	$(58,330)	$(60,665)
Net loss	$(67,456)	$(69,791)
Net loss per common share - basic	$(0.30)	$(0.31)
Net loss per common share - diluted	$(0.30)	$(0.31)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net loss	$(67,456)	$(69,791)
Comprehensive loss	$(66,429)	$(68,764)

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
Cash flows from operating activities:
Net loss	$(67,456)	$(69,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Deferred income taxes and income taxes receivables/payables	$(677)	$1,658

NOTE 11.	Subsequent Events

Acquisition of Integrated Device Technology, Inc’s Enterprise Flash Controller Business

On May 29, 2013, PMC entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Integrated Device Technology, Inc., a Delaware corporation (“Seller”), and Integrated Device Technology (Malaysia) Sdn. Bhd., a wholly-owned subsidiary of Seller (“Selling Subsidiary” and, together with PMC and Seller, the “Parties”). Pursuant to the terms of the Purchase Agreement, PMC has agreed to acquire (i) substantially all of the assets that are used by Seller and its subsidiaries in the business of designing, developing, manufacturing, testing, marketing, supporting, maintaining, distributing, provisioning and selling non-volatile memory (flash) controllers and (ii) all technology and intellectual property rights owned by Seller or any of its subsidiaries and used exclusively in, or developed exclusively for use in, (a) switching circuits having the primary function of flexible routing of data from/to multiple switch interface ports, where all switch interface ports conform to the PCIe protocol, or (b) circuits having the primary function of executing all of the capturing, re-timing, re-generating and re-transmitting PCIe signals to help extend the physical reach of the signals in a system (the “Acquisition”). The Parties also entered into a license agreement, to be effective upon the closing of the Acquisition, whereby Seller and Selling Subsidiary will license certain intellectual property rights and technology to PMC, and PMC will license back to Seller and Selling Subsidiary certain of the intellectual property rights and technology acquired by PMC in the Acquisition. Upon the closing of the Acquisition, the Parties will also enter into (a) a transition services agreement and (b) a supply agreement, whereby Seller and Selling Subsidiary will manufacture certain products for PMC.

On July 15, 2013, PMC announced the completion of the Acquisition. The aggregate purchase price was approximately $96 million in cash. The transaction was funded by PMC’s available working capital. We are in the process of preparing the preliminary purchase price allocation. In connection with the completion of the Acquisition, the license agreement that was entered into by the Parties simultaneously with the Purchase Agreement became effective. In addition, as noted above, upon the closing of the Acquisition, the Parties entered into (a) a transition services agreement and (b) a supply agreement, whereby Seller and Selling Subsidiary will manufacture certain products for PMC.

Credit Facility

On August 2, 2013, PMC entered into a five-year senior secured credit facility with Bank of America, N.A., as administrative agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement provides for a five-year $100 million revolving credit facility, which includes a $25 million sublimit for the issuance of standby letters of credit. The Company may request, from time to time, and subject to customary conditions, including receipt of commitments, that the revolving credit facility be increased by an aggregate amount not to exceed $150 million. The revolving credit facility is available for general corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by material wholly-owned domestic subsidiaries of the Company (the “Guarantors”).

In connection with the closing of the Credit Agreement, the Company also entered into a collateral agreement dated August 2, 2013 (the “Collateral Agreement”) with the Guarantors, and such other parties that may become Guarantors thereunder after the date thereof, and Bank of America, N.A., in its capacity as administrative agent, pursuant to which the Company, the Guarantors granted a security interest in substantially all of their personal property, including the equity interests of their domestic subsidiaries and 65% of the equity interests of their foreign subsidiaries.

At the Company’s option, loans (other than swingline loans) under the Credit Agreement shall bear interest at (i) the Applicable Rate (as defined below) plus the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the higher of (a) the federal funds rate plus 0.50%, (b) the prime rate of the Administrative Agent (as defined in the Credit Agreement), or (c) the Eurodollar Rate plus 1.0% (the “Base Rate”). All swingline loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Rate is equal to the rate per annum calculated from the British Bankers Association LIBOR rate, as published by Reuters, for the applicable interest periods. The Applicable Rate for Eurodollar Rate loans ranges from 1.75% per annum to 2.25% per annum based on the Company’s leverage ratio. The Applicable Rate for Base Rate loans ranges from 0.75% per annum to 1.25% per annum based on the Company’s leverage ratio. The Company will pay a commitment fee equal to the Applicable Rate times the actual daily amount of the unused portions of the revolving credit facility, subject to adjustments provided in the Credit Agreement. The Applicable Rate for the commitment fee ranges from 0.25% per annum to 0.35% per annum based on the Company’s leverage ratio. The Company may prepay amounts outstanding and terminate commitments under the Credit Agreement, at any time and in whole or in part, without premium or penalty (other than reimbursement of customary breakage costs in the case of Eurodollar Rate loans).

The Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including, without limitation, restrictions and limitations on, dividends, asset sales, the ability to incur additional debt and additional liens and certain financial covenants. The Company must maintain a consolidated cash interest coverage ratio of not less than 3.50 to 1.0 as of the end of any fiscal quarter of the Company and a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter of the Company.

The Credit Agreement also contains customary events of default, including, without limitation, non-payment, breach of representation and warranties, breach of covenants, cross default to other material indebtedness, insolvency events, material judgments, material ERISA events and change of control. The occurrence of an event of default will, in certain circumstances, increase the applicable rate of interest by 2.0% and could result in the termination of commitments under the revolving credit facility, the declaration that all outstanding loans are due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “could”, “should”, “estimates”, “predicts”, “potential”, “continue”, “becoming”, “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources and liquidity sufficiency, sources of liquidity, capital expenditures, interest income and expenses, restructuring activities, cash commitments, purchase commitments, use of cash, our expectation regarding our amortization of purchased intangible assets, our expectations regarding our business acquisitions, and our expectation regarding distribution from certain investments. Such statements, particularly in the “Business Outlook” section, are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. (See also “Risk Factors” Part II, Item 1A. and our other filings with the Securities and Exchange Commission (“SEC”)). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the filing date of this Quarterly Report.

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

On July 15, 2013, we announced completion of the acquisition of Integrated Device Technology, Inc’s Enterprise Flash Controller Business. With the addition of these controllers to our storage network products, PMC is positioned for leadership in the rapidly growing market for enterprise flash controllers.

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

Results of Operations

Second Quarter of 2013 and 2012

Net revenues

	Second Quarter
($ millions)	2013	2012	Change
Net revenues	$127.9	$137.8	(7)%

Overall net revenues for the second quarter of 2013 were $127.9 million, a decrease of $9.9 million compared to the second quarter of 2012, mainly due to lower sales volumes. This 7% decrease in the current period compared to the same period of 2012 was mainly attributable to macro-economic uncertainty and continued cautious enterprise and carrier infrastructure spending which impacted each of the Storage, Optical and Mobile market segments.

Storage represented 65% of our net revenues in the second quarter of 2013 compared to 62% in the same period of 2012. The Storage net revenues decreased by 3% compared to the same quarter in 2012 mainly due to the factors described above. On a sequential basis, storage net revenues were down 2% mainly due to continued challenging enterprise spending environment and some specific product roll-outs by customers, including by some of our Datacenter customers.

Optical represented 21% of our net revenues in the second quarter of 2013 compared to 23% in the same period of 2012. The Optical net revenues decreased by 17% compared to the same quarter in 2012 due mainly to the factors described above. On a sequential basis, Optical net revenues were up 7% mainly due to an aggressive marketing campaign by NTT in Japan and Optical Transport Network (“OTN”) growth driven mostly out of China.

Mobile represented 14% our net revenues for the second quarter of 2013 compared to 15% in the same period of 2012. The Mobile net revenues decreased by 10% compared to the same quarter in 2012 due mainly to the factors described above. On a sequential basis, mobile revenues were up 16% due to North America carrier recovery and customers in Europe back to run rate on mobile-backhaul. This increase is mainly due to strength in the WinPath family of processors. In the second quarter of 2013, we announced the availability of our 4th generation WinPath4 mobile-backhaul processor, industry’s first backhaul processor that enables mobile operators to scale capacity in their backhaul networks while transitioning to Layer 3 Packet Transport Networks (PTN).

Gross profit

	Second Quarter
($ millions)	2013	2012	Change
Gross profit	$90.1	$96.5	(7)%
Percentage of net revenues	70%	70%

Total gross profit decreased by $6.4 million in the second quarter of 2013 on lower net revenues compared to the same period in 2012. Gross profit as a percentage of net revenues was 70% in the second quarter of 2013 and 2012.

Operating expenses

	Second Quarter
($ millions)	2013	2012	Change
Research and development	$54.6	$56.7	(4)%
Percentage of net revenues	43%	41%

Selling, general and administrative	$30.3	$29.3	3%
Percentage of net revenues	24%	21%

Amortization of purchased intangible assets	$10.8	$11.6	(7)%
Percentage of net revenues	8%	8%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses decreased $2.1 million, or 4% compared to the same period last year. This was primarily the result of the decrease in payroll-related costs, including termination costs, and lower tape-out related costs. On a sequential basis, R&D expenses were $0.9 million higher in the second quarter of 2013 compared to the first quarter of 2013. This was mainly due to higher tape-out related expenses in the second quarter of 2013.

Selling, general and administrative (“SG&A”) expenses were $1 million, or 3%, higher in the second quarter of 2013 compared to the same period last year, mainly due to the accelerated depreciation on leasehold improvements and acquisition related costs incurred during the second quarter of 2013. On a sequential basis, these expenses increased $2 million mainly due to the factors described above.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks decreased by $0.8 million in the second quarter of 2013 compared to the same period in 2012 mainly due to impairment of goodwill and purchased intangible assets described below.

Impairment of goodwill and purchased intangible assets

During the third quarter of 2012, the Company recognized impairment charges of $276.1 million due to weaker quarterly results and lower future projections than previously expected in the former Fiber-to-the-Home (“FTTH”) and Wintegra reporting units, respectively, related to the Company’s 2006 acquisition of Passave and 2010 acquisition of Wintegra. This was driven by slower adoption rates of FTTH technology in markets outside of Asia and prolonged weak carrier spending due to unfavorable macroeconomic conditions which negatively impacted Wintegra. These circumstances triggered the Company to perform step one of the impairment test and we determined that the estimated fair values of the reporting units were lower than their respective carrying values.

The Company combined these two reporting units (formerly included in the Fiber-to-the-Home Products and Wireless Infrastructure and Networking Products operating segments) with the Communications Products operating segment, to form the new realigned Communications Business Unit operating segment near the end of 2012. This organizational realignment was made to capitalize on the many areas of synergy between the former three reporting units, to create an integrated and focused product roadmap, and to further strengthen the scale advantage we have in the area of network communications. It also allows us to become more efficient in our product development efforts, which is critical since research and development costs for each new device continue to climb while carrier end market growth has not kept pace in the recent past, and will take some time to return to normal levels as macroeconomic conditions recover. The Communications Business Unit operating segment will continue to introduce new products to grow the operating segment, and we have implemented structural changes to our research and development, and marketing and sales activities to better position the operating segment for growth as macroeconomic conditions recover. These products will be the foundation for our growth in the carrier market for the next several years. It is expected that the Company will continue to steadily increase sales and profitability with this newly realigned operating segment, to come in-line with our targeted financial operating metrics. Although the Company recorded impairment charges during 2012 for these former reporting units, their product technology continues to represent a core strategic part of our future technology road-map and portfolio of product offerings for communications network infrastructure equipment. We do not believe that the impairment loss recorded in 2012 will have a significant impact on future operations of the Company and/or its liquidity. We do note, however, that as a result of the write-down of purchased intangible assets of Wintegra (other than goodwill) of $7 million, there has been a corresponding reduction in quarterly amortization expense of approximately $0.8 million.

Other income (expense) and Provision for income taxes

	Second Quarter
($ millions)	2013	2012 (As Restated)	Change
Amortization of debt issue costs	$—	$(0.1)	(100)%

Foreign exchange gain	$2.2	$1.6	(38)%

Interest income (expense), net	$0.3	$(0.6)	150%

Provision for income taxes	$(1.2)	$(0.5)	(140)%

Amortization of debt issue costs

In the second quarter of 2012, we amortized $0.1 million of debt issue costs relating to our senior convertible notes. We retired the remainder of these notes in the fourth quarter of 2012, and accordingly recognized the remaining debt issue costs at that time.

Foreign exchange gain

We recognized a net foreign exchange gain of $2.2 million in the second quarter of 2013 compared to a net foreign exchange gain of $1.6 million in the second quarter of 2012. This was primarily due to foreign exchange gain on the revaluation of our foreign denominated assets and liabilities. This was partly driven by the United States Dollar appreciating by approximately 4% during the second quarter of 2013 compared to approximately 2% appreciation during the second quarter of 2012, against currencies applicable to our foreign operations.

Interest income (expense), net

Net interest income was $0.3 million in the second quarter of 2013 compared to net interest expense of $0.6 million in the second quarter of 2012.

Provision for income taxes

See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 8. Income Taxes and Note 10. Error Correction for details.

First Six Months of 2013 and 2012

Net revenues

	First Six Months
($ millions)	2013	2012	Change
Net revenues	$253.1	$269.9	(6)%

Net revenues for the first half of 2013 were $253.1 million compared to $269.9 million for the same period of 2012. This 6% decrease was mainly attributable to macro-economic uncertainty and continued cautious enterprise and carrier infrastructure spending, which impacted each of the Storage, Optical and Mobile market segments.

Storage represented 66% of our net revenues in the first half of 2013 compared to 64% in the same period of 2012. Storage net revenues decreased by 3% compared to the first half of 2012 mainly due to macro-economic uncertainty driving continued softness in enterprise spending. Accordingly, sales volume of our server and storage products were lower compared to the first half of 2012. This was partially offset by higher volumes of sales to Datacenter customers and continued ramp of 6G SAS products.

Optical represented 20% of our net revenues in the first half of 2013 compared to 21% in the same period of 2012. Optical net revenues decreased by 12% compared to the first half of 2012 mainly due to continued weakness in the macro-economic environment, which drove lower levels of carrier spending. Sales volumes were down from our Legacy metro aggregation transport products.

Mobile represented 14% of our net revenues in the first half of 2013 compared to 15% in the same period in 2012. Mobile net revenues decreased by 13% compared to the first half of 2012 mainly due to continued weakness in the macro-economic environment, which drove lower levels of carrier spending. Accordingly, sales volumes of our mobile backhaul products were lower compared to the first half of 2012.

Gross profit

	First Six Months
($ millions)	2013	2012	Change
Gross profit	$178.0	$187.6	(5)%
Percentage of net revenues	70%	70%

Total gross profit decreased by $29 million in the first half of 2013 on lower net revenues compared to the same period in 2012. Gross profit as a percentage of net revenues remained at 70% in the first half of 2013 and 2012.

Operating expenses

	First Six Months
($ millions)	2013	2012	Change
Research and development	$109.2	$115.8	(6)%
Percentage of net revenues	43%	43%

Selling, general and administrative	$58.6	$58.3	1%
Percentage of net revenues	23%	22%

Amortization of purchased intangible assets	$21.6	$22.9	(6)%
Percentage of net revenues	9%	8%

Research and Development and Selling, General and Administrative Expenses

Our R&D expense decreased by $6.6 million, or 6%, in the first half of 2013 compared to the same period in 2012. This was primarily the result of the decrease in payroll-related costs, including termination costs, lower outside services due to the timing of projects and lower tape-out related costs incurred in the first half of 2013.

SG&A expenses increased by $0.3 million, or 1%, in the first half of 2013 compared to the same period in 2012, mainly due to the accelerated depreciation on leasehold improvements and acquisition related costs.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks decreased by $1.3 million in the second half of 2013 compared to the same period in 2012. As described above, we wrote down the goodwill and intangible assets in third quarter of 2012 related to the 2006 acquisition of Passave and 2010 acquisition of Wintegra, Inc., by $276.1 million, resulting in this reduction of quarterly amortization charges.

Other income (expense) and provision for income taxes

	First Six Months
($ millions)	2013	2012	Change
Gain on investment securities and other	$—	$0.6	(100)%

Amortization of debt issue costs	$—	$(0.1)	(100)%

Foreign exchange gain	$3.6	$0.5	620%

Interest income (expense), net	$0.6	$(0.7)	186%

Provision for income taxes	$(3.8)	$(58.3)	93%

Gain on investment securities and other

We recorded a gain on sale of investment securities of $0.6 million related to the disposition of investment securities in the first six months of 2012.

Amortization of debt issue costs

In the second half of 2012, we amortized $0.1 million of debt issue costs relating to our senior convertible notes. We retired the remainder of these notes in the fourth quarter of 2012, and accordingly recognized any remaining debt issue costs at that time.

Foreign exchange gain

We recognized a net foreign exchange gain of $3.6 million in the first six months of 2013 compared to a net foreign exchange gain of $0.5 million in the first six months of 2012. This was primarily due to foreign exchange gain and loss on the revaluation of our foreign denominated assets and liabilities. This was driven by the United States Dollar appreciating by approximately 6% during the first half of 2013 compared to approximately 1% appreciation during the first half of 2012, against currencies applicable to our foreign operations.

Interest income (expense), net

Net interest income was $0.6 million in the first half of 2013 compared to net interest expense of $ 0.7 million in the first half of 2012.

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

Business Outlook

The following is our outlook for the three months ending September 28, 2013 and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure:

	GAAP Measure	Reconciling items		Non-GAAP measure
(in millions, except for percentages)
Net revenues	$126 - $134	$ —	(a)	$126 - $134
Gross profit %	69.8% - 70.8%	0.2%	(b)	70% - 71%
Operating expenses	$90 - $93	$(18.9) - $(19.9)	(c)	$71 - $73
Net interest income	$0.3	$ —		$0.3
Provision for income taxes	**	**		$ nil

(a)	As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenue is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. We expect the turns business percentage from the beginning of the third quarter of 2013 to be approximately 27%. A number of factors such as volatile macroeconomic conditions could impact achieving our revenue outlook.
(b)	This amount relates to stock-based compensation expense and can vary depending on the volume of products sold given that many of our costs are fixed. The gross margin percentage will also vary depending on the mix of products sold.
(c)	The referenced amount consists of $5 million to $6 million of stock-based compensation expense and $13.9 million of amortization of purchased intangible assets.
**	The comparable GAAP measure is not available on a forward-looking basis without unreasonable effort.

The above non-GAAP information is provided as a supplement to the Company’s condensed consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”). A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The Company believes that the additional non-GAAP measures are useful to investors for the purpose of financial analysis. Management uses these measures internally to evaluate the Company’s in-period operating performance before gains, losses and other charges that are considered by management to be outside of the Company’s core operating results. In addition, the measures are used for planning and forecasting of the Company’s future periods. However, non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. Other companies may use different non-GAAP measures and presentation of results.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock. The combination of cash and cash equivalents, short-term investments, and long-term investment securities at June 29, 2013 totaled $308.8 million and is comprised of the following:

	June 29, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$81,245	$—	$—	$81,245
Money market funds	17,435	—	—	17,435

Total cash and cash equivalents	98,680	—	—	98,680

Short-term investments:
Corporate bonds and notes	33,408	893	(11)	34,290
US Treasury and Government Agency notes	1,745	88	—	1,833
Foreign Government and Agency notes	1,504	32	—	1,536

Total short-term investments	36,657	1,013	(11)	37,659

Long-term investment securities:
Corporate bonds and notes	114,581	104	(361)	114,324
US Treasury and Government Agency notes	53,275	8	(110)	53,173
Foreign Government and Agency notes	4,378	3	(15)	4,366
US States and Municipal securities	641	—	(4)	637

Total long-term investment securities	172,875	115	(490)	172,500

Total	$308,213	$1,128	$(501)	$308,840

*	Gross unrealized gains include accrued interest on investments of $0.9 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

Most of our cash and cash equivalents, short-term investments, and long-term investment securities balances at June 29, 2013 were held by our United States parent company and our Canadian subsidiary.

Operating Activities

In the first half of 2013, cash generated from operations was $37.4 million. Net income, after adding back non-cash expenses of $33.2 million amortization and depreciation and $13.6 million stock based compensation, was the main driver of our positive operating cashflow, with some benefit from normal changes in working capital, including improvement in accounts receivable collections at 41 days sales outstanding (Q2 2012 - 43 days).

Adjusting for the $20 million withholding tax payment related to an intercompany dividend in early 2012, cash generated in the first half of 2013 was lower by $2.7 million compared to the first half of 2012. This is reflective of the lower revenues experienced in the first half of 2013 being largely off-set by savings from expense control initiatives.

Investing Activities

We had a net outflow of cash of $118.8 million from investing activities in the first six months of 2013 compared to a net cash inflow of $55.2 million in the same period in 2012. During this period, we used $154.4 million to purchase investment securities, which is a typical use for our excess cash, and generated $38.3 million from redemptions and disposals of such investments securities. We also invested $9.5 million in property and equipment and intangible assets in the first half of 2013. On July 15, 2013, PMC announced the completion of the acquisition of Integrated Device Technology, Inc’s Enterprise Flash Controller Business for an aggregate cash purchase consideration of approximately $96 million (please see Part 1 – Financial Information. Item 1. Financial Statements – Note 11. Subsequent Events for further details).

Financing Activities

Proceeds from employee related stock issuances in the first half of 2013 were $16.5 million. We also repurchased common stock for $5.5 million in the second quarter of 2013.

Contractual Obligations

As of June 29, 2013, we had cash commitments made up of the following:

	Payments due in:
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations:
Minimum Rental Payments	$40,447	$4,884	$15,940	$10,189	$9,434
Estimated Operating Cost Payments	17,651	1,994	6,893	5,099	3,665
Purchase and Other Obligations	12,938	7,627	5,311	—	—

Total	$71,036	$14,505	$28,144	$15,288	$13,099

In addition to the amounts shown in the table above, we have $80.9 million recorded as liability for unrecognized tax benefits as of June 29, 2013, and we are uncertain as to the amount and timing that these potential liabilities may be settled for.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $46.8 million at June 29, 2013 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $10.5 million of cash in the remainder of 2013 for property and equipment and purchases of intellectual property.

We continue to expect that our cash from operations, short-term investments, long-term investment securities and credit facility will continue to be our primary sources of liquidity. Based on our current operating prospects, we believe that existing sources of liquidity will satisfy our projected operating, working capital, investing, and capital expenditures through the next twelve months.

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

Based on a sensitivity analysis performed on the financial instruments held at June 29, 2013, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 100 basis points would result in a decline of approximately $3.6 million or an increase of approximately $2.5 million, respectively. The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required. If the counterparties to our foreign forward currency contracts that matured in the fiscal quarter ended June 29, 2013 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the first six months of 2013 would have decreased by $0.1 million. See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first six months of 2013, we recorded a $3.6 million foreign exchange gain on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $3.2 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on a limited number of customers for large portions of our net revenues. During each of the rolling twelve month periods ended June 29, 2013 and July 1, 2012, we had two customers that accounted for more than 10% of our revenues, namely, HP and EMC. During the first six months of 2013 and 2012, our top ten customers accounted for approximately 64% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $3.6 million foreign exchange gain on the revaluation of our income tax liability in the first six months of 2013 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $3.2 million impact to our pre-tax net income.

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

We have operations, which are primarily research and development facilities, located in Israel and India which employ approximately 170 and 160 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

As supplemental information to Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 10. Error Correction, the corresponding restated comparatives that will be presented in the Form 10-Q in the third quarter, and the Form 10-K for 2013 are provided below:

	As at		As at
	December 31, 2011		December 26, 2010
(in thousands)	As Restated	As Previously Reported in 2012 10-K	As Restated	As Previously Reported in 2011 10-K
CONDENSED CONSOLIDATED BALANCE SHEETS

Non-current assets:

Prepaid expenses	$18,293	$27,898	$24,844	$22,987

Total assets	$1,400,831	$1,410,436	$1,528,403	$1,526,546

Liabilities
Liability for unrecognized tax benefits - non-current	$26,929	$38,460	$26,133	$17,908

Stockholders’ equity:

Additional paid in capital	$1,587,357	$1,577,562	$1,567,082	$1,575,949

Accumulated deficit	$(490,183)	$(482,314)	$(556,703)	$(559,202)

Total stockholders’ equity	$1,094,258	$1,094,332	$1,012,703	$1,019,071

Total liabilities and stockholders’ equity	$1,400,831	$1,410,436	$1,528,403	$1,526,546

	Three Months Ended		Nine Months Ended		Years ended
	September 30, 2012		September 30, 2012		December 26, 2010		December 31, 2011		December 29, 2012
(in thousands, except per share amounts)	As Restated	As Previously Reported in Q3 2012 10-Q	As Restated	As Previously Reported in Q3 2012 10-Q	As Restated	As Previously Reported in 2012 10-K	As Restated	As Previously Reported in 2012 10-K	As Restated	As Previously Reported in 2012 10-K

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Provision for) recovery of income taxes	$5,577	$7,098	$(52,753)	$(53,567)	$(33,507)	$(23,940)	$183	$(720)	$(49,052)	$(52,748)

Net (loss) income	$(275,907)	$(274,386)	$(343,363)	$(344,177)	$79,817	$89,384	$81,066	$80,163	$(332,524)	$(336,220)

Net (loss) income per common share - basic	$(1.32)	$(1.31)	$(1.61)	$(1.60)	$0.34	$0.39	$0.35	$0.34	$(1.54)	$(1.55)

Net (loss) income per common share - diluted	$(1.32)	$(1.31)	$(1.61)	$(1.60)	$0.34	$0.38	$0.34	$0.34	$(1.54)	$(1.55)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Net (loss) income	$(275,907)	$(274,386)	$(343,363)	$(344,177)	$79,817	$89,384	$81,066	$80,163	$(332,524)	$(336,220)

Comprehensive (loss) income	$(275,021)	$(273,500)	$(341,450)	$(342,264)	$80,725	$90,292	$77,848	$76,945	$(330,762)	$(334,458)

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

Cash flows from operating activities:

Net (loss) income	$(275,907)	$(274,386)	$(343,363)	$(344,177)	$79,817	$89,384	$81,066	$80,163	$(332,524)	$(336,220)

Changes in operating assets and liabilities:

Deferred taxes and income taxes payable	$(5,884)	$(7,405)	$(6,561)	$(5,747)	$12,385	$2,818	$(411)	$492	$(9,334)	$(5,638)

Item 6.	Exhibits

Exhibit No.	Description	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

2.1	Asset Purchase agreement by and among PMC-Sierra, Inc., Integrated Device Technology, Inc., and Integrated Device Technology (Malaysia) Sdn. Bhd., dated as of May 29, 2013.	8-K	0-19084	5/29/2013	2.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date:	August 7, 2013	/s/ Steven J. Geiser
Steven J. Geiser
Vice President,
Chief Financial Officer and Principal Accounting Officer