Form 10-K/A
period 2012-12-29
PMC SIERRA INC
filed 2013-11-12
CIK 767920

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report. Such Proxy Statement was filed with the Securities and Exchange Commission on March 15, 2013.

EXPLANATORY NOTE

This Form 10-K/A includes restated financial information for the 2012, 2011 and 2010 fiscal years, and for the quarterly periods of 2012 and 2011, correcting errors in the Company’s accounting for income taxes. On October 28, 2013, PMC-Sierra, Inc. (the “Company” or “PMC”) filed a Current Report on Form 8-K with a press release announcing that the Company and its independent auditors were continuing to review the misapplication of accounting principles related to income tax benefits associated primarily with stock option deductions in excess of the expense recognized in the financial statements. On October 31, 2013, the Audit Committee of the Board of Directors, following discussions with the Company’s former independent registered chartered accountants, determined that, on the basis of the errors arising from that misapplication, the Company’s balance sheet as of December 31, 2011 and statement of operations for the year ended December 31, 2011 (the “2011 Financial Statements”) should no longer be relied upon. Primarily to correct that misapplication, the 2011 Financial Statements have been restated herein, together with the historical consolidated financial statements for fiscal 2012 and 2010.

The Company’s Form 10-Q for its first quarter of fiscal 2013, filed on May 8, 2013, included restated financial information for fiscal years 2012, 2011 and 2010 and certain interim periods therein. That filing described corrections to the Company’s recording of tax expense from the intercompany sale of IP that should be recognized over the life of the assets sold, and to reduce tax expense for the quarter ended April 1, 2012 to give benefit to foreign tax credit carry-forwards not previously recognized. Since total tax expense was reduced, the amount of benefit related to excess stock option deductions was reduced by the same amount. The restated information from that filing is superseded by the financial information presented herein.

Disclosures related to this matter are included in Part II, Item 9A, under “Controls and Procedures”, which describes a material weakness with respect to the Company’s internal control over financial reporting for income taxes, and management’s conclusion that the Company’s internal control over financial reporting was not effective as of December 29, 2012. Corresponding changes were also made in Part II, Item 6, under “Selected Financial Data”; Part II, Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Part II, Item 8, under “Financial Statements and Supplementary Data” (see Notes 2, 6e, 15, 17, and 19) and Part IV, and Item 15. With the exception of the items listed above, this Form 10-K/A does not reflect events occurring after the original filing date of the Form 10-K.

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

SELECTED FINANCIAL DATA

ITEM 6.

The following tables set forth data from our consolidated financial statements for each of the last five fiscal years.

	Year Ended (in thousands, except for per share data)
	December 29,	December 31,	December 26,	December 27,	December 28,
	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
	(As Restated)*	(As Restated)*	(As Restated)*	(As Restated)*	(As Restated)*
STATEMENT OF OPERATIONS DATA:
Net revenues	$530,997	$654,304	$635,082	$496,139	$525,075
Cost of revenues	157,918	211,630	204,518	165,231	181,642
Gross profit	373,079	442,674	430,564	330,908	343,433
Research and development	220,927	227,106	187,467	149,184	157,642
Selling, general and administrative	112,479	118,601	104,117	84,942	93,532
Amortization of purchased intangible assets	45,321	44,182	29,932	39,344	39,344
Impairment of goodwill and purchased intangible assets	274,637	—	—	—	—
Restructuring costs and other charges	—	—	403	888	824

(Loss) income from operations	(280,285)	52,785	108,645	56,550	52,091
Revaluation of liability for contingent consideration	—	29,376	—	—	—
Asset impairment	—	—	—	—	(4,300)
Loss on investment securities	—	—	—	—	(11,790)
Gain (loss) on investment securities and other	1,523	845	3,978	(367)	400
Amortization of debt issue costs and gain on extinguishment of debt	(167)	(200)	(200)	(200)	14,568
Foreign exchange (loss) gain	(1,512)	344	(2,360)	(2,371)	8,068
Interest expense, net	(1,586)	(2,267)	(1,248)	(2,511)	(757)
Gain on investment in Wintegra, Inc.	—	—	4,509	—	—
(Provision for) recovery of income taxes	(45,991)	(9,897)	(37,064)	(9,089)	69,165

Net (loss) income	$(328,018)	$70,986	$76,260	$42,012	$127,445

Net (loss) income per share—basic	$(1.51)	$0.30	$0.33	$0.19	$0.57
Net (loss) income per share—diluted	$(1.51)	$0.30	$0.32	$0.18	$0.57
Shares used in per share calculation—basic	216,593	233,210	231,427	226,225	221,659
Shares used in per share calculation—diluted	216,593	235,184	234,787	229,567	223,687

	As at
	December 29,	December 31,	December 26,	December 27,	December 28,
	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
	(As Restated)*	(As Restated)*	(As Restated)*	(As Restated)*	(As Restated)*
	(in thousands)
BALANCE SHEET DATA:
Working capital	$175,946	$213,780	$107,955	$229,547	$284,316
Cash and cash equivalents	169,970	182,571	203,089	192,841	97,839
Short-term investments	11,431	104,391	98,758	67,928	209,685
Long-term investment securities	91,778	226,619	281,678	192,636	—
Total assets	894,773	1,415,411	1,546,317	1,146,807	969,965
Short-term loan	—	—	180,991	—	—
Convertible notes	—	65,122	61,605	58,356	55,357
Long-term obligations	17,233	1,284	8,940	6,211	503
Stockholders’ equity	635,928	1,106,467	1,028,705	901,341	778,447

There were no cash dividends issued during the years ended December 29, 2012, December 31, 2011, December 26, 2010, December 27, 2009, and December 28, 2008.

*	See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 19. Error Corrections.
(1)	Results for the year ended December 29, 2012 include $0.9 million stock-based compensation expense, $0.1 million asset impairment, and $0.1 million termination costs included in Cost of revenues; $11.6 million stock-based compensation, $2.2 million acquisition-related costs, $2.7 million termination costs, and $1 million asset impairment included in Research and development expenses; $13.9 million stock-based compensation, $2.4 million lease exit costs, $1.6 million acquisition-related costs, $1.1 million termination costs, and $0.3 million asset impairment included in Selling, general and administrative expense; $1.5 million foreign exchange loss on foreign tax liabilities included in Foreign exchange (loss) gain; $3.2 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $46 million provision for income taxes, including $47.2 million income tax provision related to an intercompany dividend net of $11.1 million related to the U.S. Federal and State tax credits required to be recognized in advance of their utilization, $20.5 million income tax provision relating to intercompany transactions, $19.4 million deferred tax recovery on stock option related loss carry-forwards recognized in equity, $4.9 million unrecognized tax benefits, $4 million deferred tax recovery related to non-deductible intangible asset amortization and impairment, $0.5 million income tax recovery for adjustments relating to prior periods, $1.3 million recovery of income taxes relating to income from operating results, $0.9 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, and $0.5 million income tax recovery related to tax deductible items above.
(2)	Results for the year ended December 31, 2011 include $0.9 million stock-based compensation expense and $9.1 million acquisition-related costs included in Cost of revenues; $11.6 million stock-based compensation, $3 million asset impairment, and $0.2 million acquisition-related costs included in Research and development expenses; $14.5 million stock-based compensation, $3.5 million acquisition-related costs, and $2.8 million lease exit costs included in Selling, general and administrative expense; $0.5 million recovery of impairment on investment securities and other, included in Gain (loss) on investment securities and other; $0.6 million foreign exchange gain on foreign tax liabilities included in Foreign exchange (loss) gain; $3.5 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, $1.2 million accretion of liability for contingent consideration and $0.3 million interest expense related to short-term loan included in Interest expense, net; and $9.9 million provision for income taxes, including $9.8 million deferred income tax recovery for adjustments relating to prior periods, $12.8 million income tax provision relating to inter-company transactions, $3.2 million income tax provision relating to income from operating results, $1 million income tax recovery related to foreign tax credits, $6.6 million of stock option related loss carry-forwards recognized in equity, $0.5 million net tax recovery related to foreign exchange translation of a foreign subsidiary, $1.5 million net provision relating to unrecognized tax benefits, $0.2 million income tax recovery related to stock-based compensation, and $2.7 million deferred tax recovery related to non-deductible intangible asset amortization.
(3)	Results for the year ended December 26, 2010 include $0.8 million stock-based compensation expense and $1 million acquisition-related costs included in Cost of revenues; $9 million stock-based compensation and $4.9 million asset impairment included in Research and development expenses; $12.1 million stock-based compensation and $6.9 million acquisition related costs included in Selling, general and administrative expense; $3.8 million recovery of impairment on investment securities included in Gain (loss) on investment securities and other; $1.8 million foreign exchange loss on foreign tax liabilities included in Foreign exchange (loss) gain; $3.2 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, and $1.1 million interest expense related to short-term loan included in Interest expense, net; and $37.1 million net income tax provision, including $19.9 million sheltered by the benefit of stock option related loss carry-forwards recognized in equity, $7.8 million income tax provision relating to income from operating results, $14.2 million provision for income taxes relating to inter-company transactions, $5.5 million income tax provision for adjustments relating to prior periods, $4.1 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $5.3 million net recovery relating to unrecognized tax benefits, $0.6 million deferred tax recovery related to non-deductible intangible asset amortization, and $0.3 million tax recovery related to stock-based compensation.
(4)	Results for the year ended December 27, 2009 include $0.8 million stock-based compensation expense included in Cost of revenues; $8.7 million stock-based compensation expense and $1 million termination costs included in Research and development expenses; $12 million stock-based compensation expense and $0.6 million termination costs included in Selling, general and administrative expenses; $0.5 million loss on subleased facilities included in Gain (loss) on investment securities and other; $2.7 million foreign exchange loss on foreign tax liabilities included in Foreign exchange (loss) gain; $3 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $9.1 million provision for income tax which includes $32.7 million income tax provision on stock option related loss carry-forwards recognized in equity, $23.8 million tax recovery relating to inter-company transactions, $6.5 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $4.8 million income tax provision relating to income from operating results, $1.5 million tax provision based on completed filings and assessments received from tax authorities, $2.5 million relating to unrecognized tax benefits and $2.1 million deferred tax recovery related to non-deductible intangible asset amortization.

(5)	Results for the year ended December 28, 2008 include $1.1 million stock-based compensation expense included in Cost of revenues; $11.2 million stock-based compensation expense included in Research and development expenses; $12.5 million stock based compensation expense included in Selling, general and administrative expenses; $11.8 million loss on investments, $4.3 million asset impairment, and $0.4 million recovery on investments included in Gain (loss) on investment securities and other; $8.2 million foreign exchange gain on foreign tax liabilities included in Foreign exchange (loss) gain; $5.6 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $69.2 million net income tax recovery including $98 million net adjustment to the accrual for unrecognized tax benefits, $22.1 million income tax provision relating to income from operating results, $8.2 million tax expense relating to foreign exchange translation of a foreign subsidiary, $3 million tax recovery based on completed tax filings and assessments, $3.1 million arrears interest relating to unrecognized tax benefits, $2.3 million tax provision relating to the tax effect on an intercompany dividend, $1.4 million deferred tax recovery related to the asset impairment related to the termination of a supplier contract, $2 million deferred tax recovery related to non-deductible intangible asset amortization, $0.8 million income tax provision on stock option related carry-forwards recognized in equity, and $1.3 million deferred tax recovery related to the impairment of investment securities.

Quarterly Comparisons

	Quarterly Data
	(in thousands except for per share data)
	Year Ended December 29, 2012				Year Ended December 31, 2011
	Fourth(1)	Third(2)	Second(3)	First(4)	Fourth(5)	Third(6)	Second(7)	First(8)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
STATEMENT OF OPERATIONS DATA:
Net revenues	$129,418	$131,723	$137,762	$132,094	$152,553	$173,299	$171,018	$157,434
Cost of revenues	36,663	38,990	41,253	41,012	47,166	52,640	52,663	59,161
Gross profit	92,755	92,733	96,509	91,082	105,387	120,659	118,355	98,273
Research and development	49,553	55,604	56,699	59,071	56,517	59,669	56,421	54,499
Selling, general and administrative	26,432	27,786	29,290	28,971	27,045	29,981	29,366	32,209
Amortization of purchased intangible assets	10,784	11,624	11,626	11,287	11,099	11,031	11,031	11,021
Impairment of goodwill and purchased intangible assets	—	274,637	—	—	—	—	—	—

Income (loss) from operations	5,986	(276,918)	(1,106)	(8,247)	10,726	19,978	21,537	544
Revaluation of liability for contingent consideration	—	—	—	—	—	29,376	—	—
Gain on investment securities and other	777	180	527	39	286	222	167	170
Amortization of debt issue costs	(17)	(50)	(50)	(50)	(50)	(50)	(50)	(50)
Foreign exchange gain (loss)	439	(2,454)	1,608	(1,105)	(1,194)	3,635	(623)	(1,474)
Interest expense, net	(47)	(797)	(563)	(179)	(295)	(477)	(571)	(924)
Recovery of (provision for) income taxes	3,799	5,515	(65)	(55,240)	13,656	(10,539)	(2,867)	(10,147)

Net income (loss)	$10,937	$(274,524)	$351	$(64,782)	$23,129	$42,145	$17,593	$(11,881)

Net income (loss) per share—basic	$0.05	$(1.31)	$0.00	$(0.28)	$0.10	$0.18	$0.07	$(0.05)
Net income (loss) per share—diluted	$0.05	$(1.31)	$0.00	$(0.28)	$0.10	$0.18	$0.07	$(0.05)
Shares used in per share calculation—basic	202,400	209,512	222,316	232,142	231,199	232,590	234,993	234,058
Shares used in per share calculation—diluted	202,900	209,512	222,316	232,142	232,028	233,647	237,506	234,058

(1)	Results include $0.2 million stock-based compensation expense, and $0.1 million termination costs included in Cost of revenues; $2.9 million stock-based compensation expense, $0.5 million asset impairment, $0.3 million termination costs, and $0.3 million acquisition-related costs included in Research and development expense; $3.2 million stock-based compensation expense, $0.2 million termination costs, $0.1 million lease exit recoveries included in Selling, general and administrative; $0.9 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); $0.4 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $3.8 million recovery of income taxes, including $4 million income tax recovery related to an intercompany dividend, $2.9 million income tax provision for adjustments relating to prior periods, $0.7 million recovery relating to unrecognized tax benefits, $0.8 million deferred tax recovery related to non-deductible intangible asset amortization and impairment, $0.4 million income tax recovery relating to foreign exchange translation of a foreign subsidiary, $0.2 million income tax recovery related to tax deductible items above, and $0.1 million recovery of income taxes relating to income from operating results.
(2)	Results include $0.2 million stock-based compensation expense and $0.1 million asset impairment included in Cost of revenues; $2.9 million stock-based compensation expense, $0.8 million acquisition-related costs, $0.7 million termination costs, and $0.5 million asset impairment included in Research and development expense; $3 million stock-based compensation, $1.8 million lease exit costs, $0.7 million termination costs, $0.3 million asset impairment, and $0.3 million acquisition-related costs included in Selling, general and administrative; $2.1 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $1 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $5.6 million recovery of income taxes, including, $1.8 million income tax recovery related to an intercompany dividend, $2.8 million income tax recovery for adjustments relating to prior periods, $1.1 million income tax provision relating to intercompany transactions, $1.5 million deferred tax recovery related to non-deductible intangible asset amortization and impairment, $0.8 million relating to unrecognized tax benefits, $0.5 million income tax recovery relating to foreign exchange translation of a foreign subsidiary, and $0.8 million recovery of income taxes relating to income from operating results.

(3)	Results include $0.3 million stock-based compensation expense included in Cost of revenues; $2.9 million stock-based compensation, $0.5 million acquisition-related costs, and $0.2 million termination costs included in Research and development expense; $4.2 million stock-based compensation, $0.5 million acquisition-related costs, $0.3 million lease exit costs, and $0.1 million termination costs included in Selling, general and administrative; $1.1 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $0.07 million income tax provision, including $28.5 million benefit of certain U.S. Federal and State tax credits required to be recognized in advance of their utilization, $2.6 million unrecognized tax benefits, $27.9 million income tax provision relating to intercompany transactions, $0.9 million income tax recovery for adjustments relating to prior periods, $0.8 million deferred tax recovery related to non-deductible intangible asset amortization, $0.2 million reduction of stock option related loss carry-forwards recognized in equity, $0.3 million income tax provision relating to foreign exchange translation of a foreign subsidiary, and $0.4 million recovery of income taxes relating to income from operating results.
(4)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.8 million stock-based compensation, $1.5 million termination costs, and $0.6 million acquisition-related costs included in Research and development expense; $3.5 million stock-based compensation expense, $0.8 million acquisition-related costs, $0.4 million lease exit costs, and $0.1 million termination costs included in Selling, general and administrative; $1.3 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $55.2 million provision for income taxes, including $85.4 million income tax provision related to an intercompany dividend, $8.5 million recovery of income taxes relating to intercompany transactions, $2.2 million unrecognized tax benefits, $0.8 million deferred tax recovery related to non-deductible intangible asset amortization, $0.2 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $22.7 million reduction of stock option related loss carry-forwards recognized in equity, and $0.2 million income tax recovery for adjustments relating to prior periods.
(5)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $3 million stock-based compensation and $0.2 million recoveries of acquisition-related costs included in Research and development expense; $3.5 million stock-based compensation expense, $0.8 million acquisition-related costs, and $0.6 million recovery of lease exit costs included in Selling, general and administrative; $0.5 million recovery of impairment on investment securities included in Gain on investment securities and other; $1.4 million foreign loss on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; $13.7 million recovery of income taxes, including $10.2 million income tax recovery for adjustment relating to prior periods, $4 million reduction of stock option related loss carry-forwards recognized in equity, $2.7 million recovery of unrecognized tax benefits, $1 million income tax recovery related to foreign tax credits, $0.6 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $7.3 million provision for income taxes relating to intercompany transactions, and $2.5 million deferred tax recovery related to non-deductible intangible asset amortization.
(6)	Results include $0.2 million stock-based compensation expense included in Cost of revenues; $3 million stock-based compensation, $3 million asset impairment, and $0.1 million acquisition-related costs included in Research and development expense; $3.7 million stock-based compensation expense, and $0.5 million acquisition-related costs included in Selling, general and administrative; $3.2 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, and $0.4 million accretion of liability for contingent consideration included in Interest expense, net; and $10.5 million provision for income taxes, including $2.7 million income tax provision relating to inter-company transactions, $0.9 million income tax provision relating to income from operating results; $0.8 million net tax expense relating to foreign exchange translation of a foreign subsidiary, $5.1 million stock option related loss carry-forwards recognized in equity, $1.3 million relating to unrecognized tax benefits, $0.2 million income tax recovery for adjustments relating to prior periods, and $0.1 million income tax recovery related to stock-based compensation.
(7)	Results include $0.3 million stock-based compensation expense included in Cost of revenues; $2.9 million stock-based compensation expense, and $0.1 million acquisition-related costs included in Research and development expense; $3.9 million stock-based compensation, and $1.1 million acquisition-related costs included in Selling and administrative expense; $0.3 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, and $0.3 million accretion of liability for contingent consideration included in Interest (expense) income, net; and $2.9 million provision for income taxes including $0.4 million recovery of income taxes relating to inter-company transactions, $1.2 million net tax expense relating to foreign exchange translation of a foreign subsidiary, $1 million income tax provision relating to income from operating results, $0.5 million reduction of tax from stock option related loss carry-forwards recognized in equity, $1.4 million unrecognized tax benefits, $0.5 million income tax provision for adjustments relating to prior periods, and $0.3 million income tax recovery related to stock-based compensation.

(8)	Results include $0.2 million stock-based compensation expense, and $9.1 million acquisition-related costs included in Cost of revenues; $2.7 million stock-based compensation expense, and $0.2 million acquisition-related costs included in Research and development expense; $3.4 million stock-based compensation expense, $1.2 million acquisition-related costs, and $3.4 million lease exit costs included in Selling, general and administrative expenses; $1 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, $0.5 million accretion of liability for contingent consideration, and $0.3 million interest related to short-term loan, included in Interest expense, net; and $10.1 million provision for income taxes including $6 million tax provision from stock option related loss carry-forwards recognized in equity, $3 million income tax provision relating to inter-company transactions, $1.9 million net tax recovery relating to foreign exchange translation of a foreign subsidiary, $1.4 million income tax provision relating to income from operating results, and $1.6 million unrecognized tax benefits.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Changes to Previously Reported Fiscal 2012, 2011, and 2010 Annual Results

The fiscal 2012, 2011, and 2010 consolidated financial information has been updated within this Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the effects of the restatement as more fully described in Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 19. Error Corrections within this Annual Report. The table below details the restatements of specific line items in the 2012 Consolidated Balance Sheet and Statement of Operations as at and for the year ended December 29, 2012 compared to amounts previously reported in our first quarter 2013 Form 10-Q, filed on May 8, 2013:

	As of
	December 29, 2012			December 31, 2011
		As Previously	As Previously		As Previously	As Previously
(in thousands)	As Restated	Reported in 10-Q*	Reported in 10-K**	As Restated	Reported in 10-Q*	Reported in 10-K**
CONDENSED CONSOLIDATED BALANCE SHEETS
Non-current assets:
Prepaid tax expenses	$19,152	$11,851	$25,077	$34,318	$18,293	$27,898
Goodwill	252,419	252,419	252,419	519,454	520,899	520,899
Non-current liabilities
Deferred tax and other long-term tax liabilities	$41,936	$44,849	$44,849	$38,943	$40,663	$40,663
Liability for unrecognized tax benefits—non-current	$34,957	$29,236	$38,915	$33,020	$26,929	$38,460

Equity:
Common stock and additional paid in capital	$1,553,137	$1,527,710	$1,527,084	$1,623,236	$1,587,587	$1,577,792
Accumulated deficit	$(917,825)	$(896,891)	$(892,718)	$(515,623)	$(490,183)	$(482,314)

	Year ended
	December 29, 2012			December 31, 2011			December 26, 2010
		As Previously	As Previously		As Previously	As Previously		As Previously	As Previously
(in thousands, except for per share amounts)	As Restated	Reported in 10-Q*	Reported in 10-K**	As Restated	Reported in 10-Q*	Reported in 10-K**	As Restated	Reported in 10-Q*	Reported in 10-K**
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Impairment of goodwill and purchased intangible assets	$274,637	$276,082	$276,082	$—	$—	$—	$—	$—	$—
Provision for income taxes	$(45,991)	$(49,052)	$(52,748)	$(9,897)	$183	$(720)	$(37,064)	$(33,507)	$(23,940)
Net (loss) income	$(328,018)	$(332,524)	$(336,220)	$70,986	$81,066	$80,163	$76,260	$79,817	$89,384
Net (loss) income per common share—basic	$(1.51)	$(1.54)	$(1.55)	$0.30	$0.35	$0.34	$0.33	$0.34	$0.39
Net (loss) income per common share—diluted	$(1.51)	$(1.54)	$(1.55)	$0.30	$0.34	$0.34	$0.32	$0.34	$0.38

*	As previously reported in our March 30, 2013 Form 10-Q
**	As previously reported in our December 29, 2012 Form 10-K

RESULTS OF OPERATIONS

NET REVENUES

(in millions)	2012	Change	2011	Change	2010
Net revenues	$531.0	(19)%	$654.3	3%	$635.1

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

OTHER COSTS AND EXPENSES

($ millions)	2012	Change	2011	Change	2010
Research and development	$220.9	(3)%	$227.1	21%	$187.5
Percentage of net revenues	42%		35%		30%
Selling, general and administrative	$112.5	(5)%	$118.6	14%	$104.1
Percentage of net revenues	21%		18%		16%
Amortization of purchased intangible assets	$45.3	2%	$44.2	48%	$29.9
Percentage of net revenues	9%		7%		5%
Impairment of goodwill and purchased intangible assets	$274.6	100%	$—	—%	$—
Percentage of net revenues	52%		—%		—%
Restructuring costs and other charges	$—	—%	$—	(100)%	$0.4
Percentage of net revenues	—%		—%		—%

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

Impairment of goodwill and purchased intangible assets

During 2012, we recognized $274.6 million in impairment of goodwill and purchased intangible assets related to the 2006 acquisition of Passave and 2010 acquisition of Wintegra. See within Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 18. Impairment of Goodwill and Long-Lived Assets.

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

OTHER INCOME AND EXPENSES

($ millions)	2012	Change	2011	Change	2010
Revaluation of liability for contingent consideration	$—	(100)%	$29.4	100%	$—
Gain on investment securities and other	$1.5	88%	$0.8	(80)%	$4.0
Amortization of debt issue costs	$(0.2)	—%	$(0.2)	—%	$(0.2)
Foreign exchange (loss) gain	$(1.5)	(600)%	$0.3	(113)%	$(2.4)
Interest expense, net	$(1.6)	(30)%	$(2.3)	92%	$(1.2)
Gain on investment in Wintegra, Inc.	$—	—%	$—	(100)%	$4.5
(Provision for) recovery of income taxes	$(46.0)	365%	$(9.9)	(73)%	$(37.1)

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

We recognized a net foreign exchange loss of $1.5 million in 2012, a net foreign exchange gain of $0.3 million in 2011 and a net foreign exchange loss of $2.4 million in 2010. This was primarily due to foreign exchange gain and loss on the revaluation of our net foreign denominated assets and liabilities. This was partly driven by the United States Dollar depreciating by approximately 1% during 2012 compared to depreciating by approximately 1% during 2011, and depreciating by approximately 4% during 2010, against currencies applicable to our foreign operations.

Interest expense, net

Net interest expense for 2012, 2011, and 2010, was $1.6 million, $2.3 million, and $1.2 million, respectively.

In 2012, the decrease in net interest expense of $0.7 million, compared to 2011 was primarily due to less interest expense as a result of retiring our senior convertible notes in October 2012, and no accretion of the liability for contingent consideration in 2012 compared to 2011, partially offset by lower investment yields on lower cash balances in 2012.

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

OPERATING ACTIVITIES

Cash generated from operations was $78.8 million in fiscal 2012 (2011—$154 million), less a $20 million payment of withholding taxes related to an intercompany dividend paid to fund our stock buyback programs. Our net loss for the year was $328 million. The primary non-cash adjustments to net loss to arrive at operating cash flow include: $274.6 million impairment of goodwill and purchased intangible assets, $64.5 million in depreciation and amortization, $60.9 million of taxes related to an intercompany dividend, $26.3 million of stock-based compensation, and recognized $14.2 million from excess tax benefits from stock option transactions which have been classified as a cash inflow in financing activities. In addition, partially offsetting these were $32.5 million in working capital changes, driven mainly by:

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

FINANCING ACTIVITIES

During 2012, we used $200 million to repurchase 33.7 million shares of our common stock. In 2011 we used $40 million of cash to repurchase 6.1 million shares of our common stock. We did not have a share buyback program in 2010. During 2012, we redeemed our senior convertible notes at their face values of $68.3 million. We also received $16 million from issuances of common stock, which was similar to 2011 levels and slightly down from $18.6 million in 2010, and recognized $14.2 million from excess tax benefits from stock option transactions.

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

In addition to the amounts shown in the table above, we have recorded a $86.8 million liability for unrecognized tax benefits as of December 29, 2012, and we are uncertain as to if or when such amounts may be realized.

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

During the third quarter of 2012, we recognized $274.6 million in impairment of goodwill and purchased intangible assets related to the 2006 acquisition of Passave, Inc. and the 2010 acquisition of Wintegra. All of the goodwill of Passave was written down by $146.3 million due to weaker quarterly results and future projections than previously expected, driven by slower adoption rates of FTTH technology in markets outside of Asia. All of the goodwill and a portion of the other intangible assets of Wintegra were determined to be impaired by $121.3 million and $7 million, respectively, as a result of the continuing weak carrier spending, more so than previously expected. This impairment charge was included in the Consolidated statement of operations as Impairment of goodwill and purchased intangible assets.

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

As discussed in Note 19 to the consolidated financial statements, the 2012, 2011 and 2010 financial statements have been restated to correct for certain tax errors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 (November 12, 2013 as to the effects of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (Restated)) expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE LLP

Vancouver, Canada

February 28, 2013 (November 12, 2013 as to the effects of the restatement discussed in Note 19)

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 29, 2012 (As Restated - See Note 19)	December 31, 2011 (As Restated - See Note 19)
ASSETS:
Current assets:
Cash and cash equivalents	$169,970	$182,571
Short-term investments	11,431	104,391
Accounts receivable, net of allowance for doubtful accounts of $1,614 (2011—$1,952)	62,143	59,213
Inventories, net	23,548	39,911
Prepaid expenses and other current assets	22,125	23,411
Income taxes receivable	6,630	8,027
Deferred tax assets	43,630	30,725

Total current assets	339,477	448,249
Investment securities	91,778	226,619
Investments and other assets	20,133	2,431
Prepaid tax expenses	19,152	34,318
Property and equipment, net	43,146	25,364
Goodwill	252,419	519,454
Intangible assets, net	128,668	158,482
Deferred tax assets	—	494

	$894,773	$1,415,411

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net	$—	$65,122
Accounts payable	27,410	38,340
Accrued liabilities	72,282	66,139
Income taxes payable	1,450	—
Liability for unrecognized tax benefit	51,810	46,394
Deferred income taxes	2,466	2,450
Deferred income	8,113	16,024

Total current liabilities	163,531	234,469
Long-term obligations	17,233	1,284
Deferred income taxes	41,936	38,943
Liability for unrecognized tax benefit	34,957	33,020
PMC special shares convertible into 1,019 (2011—1,029) shares of common stock	1,188	1,228
Contingencies (Note 11. Commitments and Contingencies)
Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 200,924 shares issued and outstanding (2011—230,233)	201	230
Additional paid in capital	1,552,936	1,623,006
Accumulated other comprehensive income (loss)	616	(1,146)
Accumulated deficit	(917,825)	(515,623)

Total stockholders’ equity	635,928	1,106,467

	$894,773	$1,415,411

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 29, 2012 (As Restated - See Note 19)	December 31, 2011 (As Restated - See Note 19)	December 26, 2010 (As Restated - See Note 19)
Net revenues	$530,997	$654,304	$635,082
Cost of revenues	157,918	211,630	204,518

Gross profit	373,079	442,674	430,564
Research and development	220,927	227,106	187,467
Selling, general and administrative	112,479	118,601	104,117
Amortization of purchased intangible assets	45,321	44,182	29,932
Impairment of goodwill and purchased intangible assets	274,637	—	—
Restructuring costs and other charges	—	—	403

(Loss) income from operations	(280,285)	52,785	108,645
Other (expense) income:
Revaluation of liability for contingent consideration	—	29,376	—
Gain on investment securities and other	1,523	845	3,978
Amortization of debt issue costs	(167)	(200)	(200)
Foreign exchange (loss) gain	(1,512)	344	(2,360)
Interest expense, net	(1,586)	(2,267)	(1,248)
Gain on investment in Wintegra, Inc.	—	—	4,509

(Loss) income before (provision for) recovery of income taxes	(282,027)	80,883	113,324
Provision for income taxes	(45,991)	(9,897)	(37,064)

Net (loss) income	$(328,018)	$70,986	$76,260

Net (loss) income per common share—basic	$(1.51)	$0.3	$0.33
Net (loss) income per common share—diluted	$(1.51)	$0.3	$0.32
Shares used in per share calculation—basic	216,593	233,210	231,427
Shares used in per share calculation—diluted	216,593	235,184	234,787

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended
	December 29, 2012 (As Restated - See Note 19)	December 31, 2011 (As Restated - See Note 19)	December 26, 2010 (As Restated - See Note 19)
Net (loss) income	$(328,018)	$70,986	$76,260
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $260, $619, and $138	2,065	(2,688)	451
Change in fair value of investment securities, net of tax of $65, $211 and $164	(303)	(530)	457

Other comprehensive income (loss)	1,762	(3,218)	908

Comprehensive (loss) income	$(326,256)	$67,768	$77,168

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 29, 2012 (As Restated - See Note 19)	December 31, 2011 (As Restated - See Note 19)	December 26, 2010 (As Restated - See Note 19)
Cash flows from operating activities:
Net (loss) income	$(328,018)	$70,986	$76,260
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	64,535	72,544	48,147
Stock-based compensation	26,315	27,055	21,935
Unrealized foreign exchange loss (gain), net	1,747	(43)	2,011
Net amortization of premiums/discounts and accrued interest of investments	5,101	4,520	5,484
Asset impairment	1,759	3,589	—
Accrued interest on short-term loan	—	589	991
Gain on investment securities and other	(1,508)	(671)	(3,979)
Gain on investment in Wintegra, Inc.	—	—	(4,509)
Impairment of goodwill and purchased intangible assets	274,637	—	4,882
Revaluation of liability for contingent consideration	—	(29,376)	—
Taxes related to intercompany dividend	60,940	—	—
Excess tax benefits from stock option transactions	(14,232)	(6,838)	(9,848)
Changes in operating assets and liabilities:
Accounts receivable	(2,929)	10,177	(1,088)
Inventories	16,363	2,210	(4,730)
Prepaid expenses and other current assets	2,635	2,824	8,587
Accounts payable and accrued liabilities	(28,267)	(9,447)	10,551
Deferred income taxes and income taxes receivables/payables	(12,395)	9,669	15,942
Accrued restructuring costs	—	(1,609)	(2,396)
Deferred income	(7,911)	(2,202)	5,239

Net cash provided by operating activities	58,772	153,977	173,479

Cash flows from investing activities:
Business acquisition	(15,900)	(1,669)	(234,035)
Purchases of property and equipment	(31,229)	(12,702)	(11,340)
Purchase of intangible assets	(7,438)	(6,116)	(5,678)
Redemption of short-term investments	26,473	—	4,574
Disposals of investment securities	315,310	249,789	222,261
Purchases of investment securities and other investments	(120,917)	(205,903)	(347,585)

Net cash provided by (used in) investing activities	166,299	23,399	(371,803)

Cash flows from financing activities:
Repurchase of senior convertible notes	(68,340)	—	—
Repurchases of common stock	(199,999)	(39,999)	—
Proceeds from short-term loan	—	—	220,000
Repayment of short-term loan	—	(180,991)	(40,000)
Proceeds from issuance of common stock	16,000	16,764	18,595
Excess tax benefits from stock option transactions	14,232	6,838	9,848

Net cash (used in) provided by financing activities	(238,107)	(197,388)	208,443

Effect of exchange rate changes on cash and cash equivalents	435	(506)	129
Net (decrease) increase in cash and cash equivalents	(12,601)	(20,518)	10,248
Cash and cash equivalents, beginning of year	182,571	203,089	192,841

Cash and cash equivalents, end of year	$169,970	$182,571	$203,089

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,554	$1,538	$2,243
Cash (refund received) paid for income taxes, net	(2,523)	379	16,686
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	40	488	286

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital (As Restated - See Note 19)	Accumulated Other Comprehensive Income (Loss) (net of tax) (As Restated - See Note 19)	Accumulated Deficit (As Restated - See Note 19)	Total Stockholders’ Equity (As Restated - See Note 19)
Balance at December 27, 2009	227,655	$247	$1,548,253	$1,164	$(648,323)	$901,341
Net income	—	—	—	—	76,260	76,260
Other comprehensive income:
Change in fair value of derivatives, net of tax of $138	—	—	—	451	—	451
Change in fair value of investment securities, net of tax of $164	—	—	—	457	—	457

Comprehensive income						77,168

Conversion of special shares into common shares	200	1	285	—	—	286
Issuance of common stock under stock benefit plans	4,153	4	17,763	—	—	17,767
Stock-based compensation expense	—	—	23,018	—	—	23,018
Benefit of stock option related loss carry-forwards	—	—	9,125	—	—	9,125

Balance at December 26, 2010	232,008	252	1,598,444	2,072	(572,063)	1,028,705
Net income	—	—	—	—	70,986	70,986
Other comprehensive income:
Change in fair value of derivatives, net of tax of $619	—	—	—	(2,688)	—	(2,688)
Change in fair value of investment securities, net of tax of $211	—	—	—	(530)	—	(530)

Comprehensive income						67,768

Conversion of special shares into common shares	341	—	488	—	—	488
Issuance of common stock under stock benefit plans	3,968	(16)	15,772	—	—	15,756
Stock-based compensation expense	—	—	27,055	—	—	27,055
Benefit of stock option related loss carry-forwards	—	—	6,694	—	—	6,694
Repurchases of common stock	(6,084)	(6)	(25,447)	—	(14,546)	(39,999)

Balance at December 31, 2011	230,233	230	1,623,006	(1,146)	(515,623)	1,106,467
Net loss	—	—	—	—	(328,018)	(328,018)
Other comprehensive income:
Change in fair value of derivatives, net of tax of $260	—	—	—	2,065	—	2,065
Change in fair value of investment securities, net of tax of $65	—	—	—	(303)	—	(303)

Comprehensive loss						(326,526)

Issuance of common stock under stock benefit plans	4,423	4	15,134	—	—	15,138
Stock-based compensation expense	—	—	26,315	—	—	26,315
Benefit of stock option related loss carry-forwards	—	—	14,263	—	—	14,263
Repurchases of common stock	(33,732)	(33)	(125,782)	—	(74,184)	(199,999)

Balance at December 29, 2012	200,924	$201	$1,552,936	$616	$(917,825)	$635,928

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

The total purchase price has been allocated to the fair value of assets and liabilities acquired, and the excess of purchase price over the aggregate fair values was recorded as goodwill. The Company has made correction in the measurement of liabilities and goodwill previously recognized on acquisition. See Note 19. Error Corrections.

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as of December 29, 2012 and December 31, 2011, are summarized below:

	Fair value, December 29, 2012
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes (1)	$63,565	$—
Money market funds (1)	50,528	—
United States (“US”) treasury and government agency notes (1)	33,854	—
Foreign government and agency notes (1)	4,044	—
US state and municipal securities (1)	1,746	—
Forward currency contracts (2)	—	392

Total assets	$153,737	$392

(1)	Included in cash and cash equivalents, short-term investments, and long-term investment securities (see Note 7. Investment Securities).
(2)	Included in Prepaid expenses and other current assets.

Fair value, December 31, 2011
(in thousands)	Level 1
Assets:
Corporate bonds and notes (1)	$254,522
Money market funds (1)	54,588
US treasury and government agency notes (1)	62,350
Foreign government and agency notes (1)	12,389
US state and municipal securities (1)	1,749

Total assets	$385,598

Financial liabilities measured on a recurring basis are summarized below:

Fair value,
December 29, 2012
(in thousands)	Level 2
Current liabilities:
Forward currency contracts (1)	$—

Fair value,
December 31, 2011
(in thousands)	Level 2
Current liabilities:
Forward currency contracts (1)	$1,780

(1)	Included in Accrued liabilities.

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

Assets/Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

Our non-financial assets, such as prepaid expenses and other current assets, property and equipment, and intangible assets are recorded at fair value only if an impairment charge is recognized. The following table presents the non-financial assets that were remeasured and recorded at fair value on a non-recurring basis during 2011 and 2012 on those assets:

					Total
					Losses for
	Net Carrying Value	Fair Value Measured and Recorded Using			Year Ended
(In thousands)	As of December 29, 2012	Level 1	Level 2	Level 3	December 29, 2012
Prepaid expenses and other current assets	$—	$—	$—	$—	$(979)
Property and equipment, net	—	—	—	—	(520)
Intangible assets	—	—	—	—	(260)

Total losses for assets held as of December 29, 2012					(1,759)

Total losses for recorded non-recurring measurement					$(1,759)

					Total
					Losses for
	Net Carrying Value	Fair Value Measured and Recorded Using			Year Ended
(In thousands)	As of December 31, 2011	Level 1	Level 2	Level 3	December 31, 2011
Intangible assets	$—	$—	$—	$—	$(3,589)

Total losses for assets held as of December 31, 2011					$(3,589)

Total losses for recorded non-recurring measurement					$(3,589)

The losses recorded during 2012 and 2011, were mainly included in Research and Development expenses in the Consolidated Statements of Operations. See Note 1. Summary of Significant Accounting Policies for details on the asset impairments.

The following liabilities have been measured at fair value on a non-recurring basis, as follows:

Fair value,
December 29, 2012
(in thousands)	Level 2
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 10. Senior Convertible Notes)	$—

Fair value,
December 31, 2011
(in thousands)	Level 2
Current liabilities:
2.25% senior convertible notes due October 15, 2025, net (see Note 10. Senior Convertible Notes)	$65,122

NOTE 5. STOCK-BASED COMPENSATION

At December 29, 2012, the Company has two stock-based compensation programs, which are described below. The Company’s stock-based awards under these plans are classified as equity. The Company did not capitalize any stock-based compensation cost and recorded compensation expense as follows:

Stock-based compensation expense:

	Year Ended
	December 29,	December 31,	December 26,
(in thousands)	2012	2011	2010
Cost of revenues	$875	$945	$827
Research and development	11,583	11,648	8,968
Selling, general and administrative	13,857	14,462	12,140

Total	$26,315	$27,055	$21,935

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

The fair values of the Company’s stock option and Employee Stock Purchase Plan, awards were estimated using the following weighted average assumptions:

Stock Options:

	December 29,	December 31,	December 26,
	2012	2011	2010
Expected life (years)	5.4	4.5	4.4
Expected volatility	42%	43%	53%
Risk-free interest rate	0.8%	1.9%	2.1%

Employee Share Purchase Plan:

	December 29,	December 31,	December 26,
	2012	2011	2010
Expected life (years)	0.5	0.5	0.6
Expected volatility	42%	44%	44%
Risk-free interest rate	0.2%	0.1%	0.2%

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

The following table summarizes information on options outstanding and exercisable at December 29, 2012:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Options	Contractual	Price per	Options	Price per
Range of Exercise Prices	Outstanding	Life (years)	Share	Exercisable	Share
$0.05 — $5.71	5,803,119	6.48	$4.86	4,155,079	$4.69
$5.72 — $7.18	4,078,881	3.60	6.28	3,625,625	6.25
$7.22 — $7.85	5,944,431	7.00	7.36	3,376,839	7.42
$7.87 — $9.06	7,784,349	5.45	8.45	6,271,701	8.37
$9.07 — $21.50	4,390,267	2.43	13.39	4,378,012	13.40

$0.05 — $21.50	28,001,047	5.25	$7.93	21,807,256	$8.18

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

b.	Inventories

Inventories (net of reserves of $7.8 million and $8.3 million at December 29, 2012 and December 31, 2011, respectively) were as follows:

	December 29,	December 31,
(in thousands)	2012	2011
Work-in-progress	$9,867	$20,367
Finished goods	13,681	19,544

	$23,548	$39,911

The Company decreased inventory reserves by $0.5 million, $1.9 million and $0.8 million in 2012, 2011 and 2010, respectively for inventory that was scrapped during the year.

c.	Property and equipment

The components of property and equipment are as follows:

		Accumulated
December 29, 2012 (in thousands)	Gross	Amortization	Net
Software	$35,248	$(23,187)	$12,061
Machinery and equipment	124,479	(102,912)	21,567
Leasehold improvements	18,322	(9,247)	9,075
Furniture and fixtures	5,327	(4,884)	443

Total	$183,376	$(140,230)	$43,146

		Accumulated
December 31, 2011 (in thousands)	Gross	Amortization	Net
Software	$53,678	$(50,508)	$3,170
Machinery and equipment	133,554	(115,078)	18,476
Leasehold improvements	13,772	(10,435)	3,337
Furniture and fixtures	8,981	(8,600)	381

Total	$209,985	$(184,621)	$25,364

d.	Intangible assets

The components of acquired intangible assets are as follows:

		Accumulated		Estimated
December 29, 2012 (in thousands)	Gross	Amortization	Net	life
Core technology	$151,861	$(120,954)	$30,907	5 - 9 years
Customer relationships	94,906	(68,086)	26,820	2 - 10 years
Existing technology	115,200	(81,300)	33,900	3 - 7 years
Trademarks	9,200	(2,020)	7,180	6 years - indefinite
Developed technology assets	63,951	(49,743)	14,208	3 years
Backlog	400	(400)	0	< 1 year
In-process research and development	16,746	(1,093)	15,653	4-5 years

Total	$452,264	$(323,596)	$128,668

		Accumulated		Estimated
December 31, 2011 (in thousands)	Gross	Amortization	Net	life
Core technology	$151,861	$(102,874)	$48,987	5 - 8 years
Customer relationships	90,600	(53,221)	37,379	4 - 10 years
Existing technology	115,200	(63,815)	51,385	3 - 5 years
Trademarks	9,200	(1,182)	8,018	8 years - Indefinite
Developed technology assets	52,484	(45,741)	6,743	3 years
Backlog	400	(400)	0	< 1 year
In-process research and development	6,000	(30)	5,970	Indefinite

Total	$425,745	$(267,263)	$158,482

Estimated future amortization expense for intangible assets (in thousands) is as follows:

2013	$48,300
2014	37,379
2015	24,010
2016	7,881
2017	3,952
Thereafter	3,546

$125,068

e.	Goodwill

Balance
(in thousands)
Goodwill at December 26, 2010 (As Restated—See Note 19)	$522,267
Goodwill recorded in connection with acquisitions	(2,813)

Goodwill at December 31, 2011 (As Restated—See Note 19)	519,454
Goodwill recorded in connection with acquisitions	593
Impairment loss (As Restated—See Note 19)	(267,628)

Goodwill at December 29, 2012	$252,419

The goodwill balance at December 29, 2012 of $252.4 million mainly relates to the Enterprise Storage Products operating segment, which had fair values that substantially exceeded its carrying value when the Company conducted its step 1 goodwill impairment test in 2012. See Note 18. Impairment of Goodwill and Long-Lived Assets for details on the impairment loss of $267.6 million recorded in 2012.

During 2011, the Company recorded a $2.8 million adjustment to the preliminary fair value allocation relating to the acquisition of Wintegra, Inc. to allocate the portion of cash consideration to post-combination expense related to the Holdback Escrow arrangement, see Note 2. Business Combinations.

Prior to 2011, the Company did not have any impairment write-downs of goodwill.

f.	Accrued liabilities.

The components of accrued liabilities are as follows:

	December 29,	December 31,
	2012	2011
Accrued compensation and benefits	$34,791	$27,386
Other accrued liabilities	37,491	38,753

	$72,282	$66,139

g.	Product warranties

The following table summarizes the activity related to the product warranty liability during fiscal 2012, 2011 and 2010:

	Year Ended
	December 26,	December 31,	December 26,
(in thousands)	2012	2011	2010
Balance, beginning of the year	$5,415	$5,457	$6,097
Accrual for new warranties issued	2,530	1,863	1,698
Reduction for payments and product replacements	(328)	(290)	(1,244)
Adjustments related to changes in estimate of warranty accrual	(1,636)	(1,615)	(1,094)

Balance, end of the year	$5,981	$5,415	$5,457

h.	Restructuring and Other Costs

The activity related to excess facility accruals under the Company’s restructuring plans during 2011 and 2010 were as follows:

Excess facility costs

(in thousands)	2007	2006	2005	2001	Total
Balance at December 27, 2009	$526	$94	$2,344	$1,030	$3,994
Reversals and adjustments	(14)	(19)	(2)	6	(29)
New charges	10	(14)	252	184	432
Cash payments	(291)	(61)	(1,451)	(990)	(2,793)

Balance at December 26, 2010	231	—	1,143	230	1,604
Cash payments	(231)	—	(1,143)	(230)	(1,604)

Balance at December 31, 2011	$—	$—	$—	$—	$—

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

The accruals relating to these restructuring plans are recognized as Accrued liabilities in the Consolidated Balance Sheets.

i.	Interest expense, net

The components of interest expense, net are as follows:

	Year Ended
	December 29,	December 31,	December 26,
(in thousands)	2012	2011	2010
Interest income	$2,865	$4,228	$3,538
Interest expense on debt	(4,451)	(6,495)	(4,786)

	$(1,586)	$(2,267)	$(1,248)

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

Stock Repurchase Program

On May 2, 2012, the Company entered into an Accelerated Stock Buyback agreement (“ASB agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase an aggregate of $160 million of PMC common stock. The Company acquired these common shares as part of its $275 million stock repurchase program announced on March 13, 2012. The aggregate number of shares ultimately purchased was determined based on the weighted-average share price of our common shares over a specified period of time. The contract was settled on October 5, 2012. The total shares repurchased and cancelled under this ASB agreement was 26,829,309 common shares at a price of $5.96. The repurchased shares were retired immediately upon delivery. Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.

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

NOTE 15. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended
	December 29, 2012		December 31, 2011		December 26, 2010
	Previously	As restated	Previously	As restated	Previously	As restated
(in thousands)	reported	(See Note 19)	reported	(See Note 19)	reported	(See Note 19)
Domestic	$(303,209)	$(301,764)	$29,637	$29,637	$33,001	$33,001
Foreign	19,737	19,737	51,246	51,246	80,323	80,323

	$(283,472)	$(282,027)	$80,883	$80,883	$113,324	$113,324

The provision for income taxes consists of the following components:

	Year Ended
	December 29, 2012		December 31, 2011		December 26, 2010
	Previously	As restated	Previously	As restated	Previously	As restated
(in thousands)	reported	(See Note 19)	reported	(See Note 19)	reported	(See Note 19)
Current:
Domestic	$49,449	43,883	$629	$10,081	$13,036	$26,160
Foreign	11,743	11,743	13,390	13,390	28,615	28,615

	61,192	55,626	14,019	23,471	41,651	54,775

Deferred:
Domestic	6,023	6,023	4,114	4,114	5,822	5,822
Foreign	(14,467)	(15,658)	(17,413)	(17,688)	(23,533)	(23,533)

	(8,444)	(9,635)	(13,299)	(13,574)	(17,711)	(17,711)

Provision for (recovery of) income taxes	$52,748	45,991	$720	$9,897	$23,940	$37,064

Reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

	Year Ended
	December 29, 2012		December 31, 2011		December 26, 2010
(in thousands)	Previously reported	As restated (See Note 19)	Previously reported	As restated (See Note 19)	Previously reported	As restated (See Note 19)
Loss (income) before provision for (recovery of) income taxes	$(283,472)	$(282,027)	$80,883	$80,883	$113,324	$113,324
Federal statutory tax rate	35%	35%	35%	35%	35%	35%
Income taxes at U.S. Federal statutory rate	(99,215)	(98,709)	28,309	28,309	39,663	39,663
Tax on intercompany transactions	92,408	104,757	26,561	33,914	8,625	24,213
Change in liability for unrecognized tax benefit	5,842	7,691	6,119	5,083	10,184	6,350
Non-deductible intangible asset amortization and impairment of goodwill and purchased intangible assets	107,676	107,170	3,819	3,819	8,205	8,205
Non-deductible stock-based compensation	5,370	5,370	5,234	5,234	3,969	3,969
Non-deductible items and other	6,701	6,701	(6,521)	(6,521)	(394)	(394)
Utilization of stock option related loss carry-forwards recorded in equity	27,624	15,672	3,223	2,055	13,407	13,632
State taxes	—	—	—	2,947	—	1,146
Adjustment of prior year taxes and tax credits	(1,811)	(9,624)	(27,236)	(25,879)	(5,095)	(5,095)
Investment tax credits, net	(19,194)	(19,194)	(18,455)	(18,455)	(14,416)	(14,416)
Foreign and other rate differential	(33,533)	(33,533)	(25,301)	(25,301)	(31,114)	(31,114)
Change in valuation allowance	(39,120)	(40,310)	4,968	4,692	(9,094)	(9,095)

Provision for (recovery of) income taxes	$52,748	$45,991	$720	$9,897	$23,940	$37,064

On a consolidated basis, the Company recorded a provision for income taxes of $46 million, a provision for income taxes of $9.9 million and a provision for income taxes of $37.1 million for 2012, 2011, and 2010, respectively. The effective tax rates were negative 16% for 2012 and positive 11% and 33% for 2011 and 2010, respectively.

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

The 2012 income tax provision of $46 million consisted primarily of a reduction in tax expense of $98.7 million of income taxes at the federal statutory rate, a reduction in tax expense of $9.6 million relating to adjustment of prior years’ taxes and tax credits, a reduction in tax expense of $19.2 million relating to investment tax credits, a benefit of $33.5 million due to foreign and other rate differential, a reduction in tax expense of $33.6 million relating to change in valuation allowance and other non-deductible permanent differences, $104.8 million of tax expense arising from an inter-company dividend made in preparation for funding the Company’s share repurchase programs (including $20 million withholding taxes) and other intercompany transactions, $25 million tax expense on an inter-company sale of certain assets, $107.2 million relating to non-deductible intangible asset amortization, $7.7 million relating to change in liability for unrecognized tax benefits, $5.4 million relating to non-deductible stock-based compensation and $15.7 million relating to utilization of stock option related loss carry-forwards recorded in equity. See Note 19. Error Corrections.

The 2011 income tax provision of $9.9 million consisted of tax at expense of $28.3 million at the US statutory rate offset by a foreign rate differential decrease in tax expense of $25.3 million, $18.5 million decrease in tax expense relating to net investment tax credits, recovery for $25.9 million related to adjustments to prior period estimates and a foreign subsidiary’s tax audit settlement, $2.1 million tax expense from stock option related loss carryforwards recognized in equity, $5.1 million tax expense relating to unrecognized tax benefits (including associated interest), $3.8 million increase in deferred tax expense arising from amortization of acquisition-related intangibles, $33.9 million tax expense on an inter-company sale of certain assets, $5.2 million tax expense on non-deductible stock-based compensation and $1.1 million of other tax expense related items.

The 2010 income tax provision of $37.1 million consisted of tax at expense of $39.7 million at the US statutory rate offset by a foreign rate differential decrease in tax expense of $31.1 million, $14.4 million decrease in tax expense relating to net investment tax credits, recovery for $5.1 million related to adjustments to prior period estimates, a reduction in tax expense of $9.1 million relating to change in valuation allowance, $13.6 million tax expense from stock option related loss carryforwards recognized in equity, $6.4 million tax expense relating to unrecognized tax benefits (including associated interest), $8.2 million increase in deferred tax expense arising from amortization of acquisition-related intangibles, $24.2 million tax expense on an inter-company sale of certain assets, $4 million tax expense on non-deductible stock-based compensation and $0.8 million of other tax expense related items.

The consolidated financial statements for the 2012, 2011 and 2010 include the tax effects associated with the sale of certain assets between our wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly prepaid tax expenses were recorded in the years ended December 29, 2012, December 31, 2011 and December 26, 2010. The balance in long-term prepaid expenses as at December 29, 2012 and December 31, 2011, to be recognized in future years was $19.2 million and $34.3 million, respectively.

The provisions related to the tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess benefit that has not yet been realized. As a result, the Company will only recognize an excess benefit from stock-based compensation in additional paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. In addition, the Company continued to elect to account for the indirect benefits of stock-based compensation such as the research and development tax credit through the consolidated statement of operations.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended
	December 29, 2012		December 31, 2011
(in thousands)	Previously reported	As restated (See Note 19)	Previously reported	As restated (See Note 19)
Deferred taxes:
Net operating loss carryforwards	$102,152	5,604	$104,522	$755
Capital loss	1,102	1,167	1,670	1,740
Credit carryforwards	60,772	55,504	69,038	34,659
Reserves and accrued expenses	21,637	10,036	27,221	18,497
Intangible assets	2,736	(1)	2,740	—
Depreciation and amortization	(506)	29,091	1,150	25,799
Restructuring and other charges	—	—	1,680	1,680
State tax loss carryforwards	9,193	12,863	9,513	13,208
Deferred income	1,210	1,282	4,101	4,347
Other	—	(469)	—	658
Unrealized loss on investment	(169)	(167)	29	29
Stock-based compensation	—	12,251	—	11,459

Total deferred tax assets	198,127	127,161	221,664	112,831
Valuation allowance	(146,658)	(65,310)	(185,776)	(67,341)
Federal impact of state deferreds	—	(4,989)	—	(5,746)
Acquired intangible assets and goodwill	(46,338)	(48,818)	(43,039)	(45,175)
Depreciation	(9,542)	(9,542)	(4,269)	(4,269)
Capitalized technology & other	726	726	(474)	(474)

Total net deferred tax liability	$(3,685)	(772)	$(11,894)	$(10,174)

In the table reflecting significant components of the Company’s deferred tax assets and liabilities, the Company had previously presented the total available amounts of its tax attributes, including the amounts relating to excess tax benefits. The disclosures above have been adjusted to exclude the amounts relating to excess tax benefits from the amounts of net operating loss carryforwards, state tax loss carryforwards and credit carryforwards.

At December 29, 2012, the Company has statutory tax losses as follows: gross $179 million of federal domestic and foreign tax loss carryforwards, which expire through 2027; and gross $212 million of U.S. state tax loss carry-forwards, which expire through 2029, of which $3.6 million, $31 million, 49.5 million, $37.4 million, and $41.3 million expire in fiscal years 2013, 2014, 2015, 2016 and 2017, respectively, and the remainder expire in the years following. The utilization of a portion of these loss carry-forwards may be subject to annual limitations under federal and state income tax legislation. Substantially all of the Company’s loss carry-forwards relate to the Company’s domestic operations for which no tax benefit has been recorded. The tax benefits relating to approximately $120 million of the federal net operating loss carryforwards and $111 million of the state net operating loss carryforwards will be credited to additional paid-in-capital when recognized.

At December 29, 2012, the Company has statutory tax credits as follows: $4.5 million of federal domestic alternative minimum tax credits which do not expire; $15.5 million of U.S. state research and development credits which do not expire; $37 million of foreign tax credits which expire through 2022; and $64.3 million of federal and foreign research and development credits, of which $0.7 million expires in 2013 and the remainder expires in years beyond 2017. The tax benefits relating to approximately $47.9 million of the federal credits will be credited to additional paid-in-capital when recognized.

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

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	Year Ended
	December 29, 2012		December 31, 2011		December 26, 2010
(in thousands)	Previously reported	As restated (See Note 19)	Previously reported	As restated (See Note 19)	Previously reported	As restated (See Note 19)
Gross unrecognized benefit at beginning of the year	$73.5	103.6	$68.6	$97.6	$49.1	$84.5
Increase in tax positions for prior years	—	(21.3)	—	—	1.5	1.5
Increase in tax positions for current year	2.8	4.8	6.7	7.8	16.0	9.6
Lapse in statute of limitations	(1.1)	(1.1)	(1.2)	(1.2)	—	—
Effect on foreign currency gain (loss) on translation	1.5	1.5	(0.6)	(0.6)	2.0	2.0

Ending balance before interest accrual	$76.7	87.5	$73.5	$103.6	$68.6	$97.6

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $87.5 million at December 29, 2012 (2011—$103.6 million, 2010—$97.6 million). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During 2012, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.9 million (2011—$3 million, 2010—$2.8 million).

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

NOTE 17. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Year Ended
(in thousands, except per share amounts)	December 29, 2012 (As Restated)	December 31, 2011 (As Restated)	December 26, 2010 (As Restated)
Numerator:
Net (loss) income:	$(328,018)	$70,986	$76,260
Denominator:
Basic weighted average common shares outstanding(1)	216,593	233,210	231,427
Dilutive effect of employee stock options and awards	—	1,974	3,360
Diluted weighted average common shares outstanding(1)	216,593	235,184	234,787
Basic net (loss) income per share	$(1.51)	$0.3	$0.33
Diluted net (loss) income per share	$(1.51)	$0.3	$0.32

(1)	PMC-Sierra,Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.

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

Under step one, the Company estimated that the carrying value of these reporting units exceeded the respective fair values. Thus the Company conducted step two of the test by estimating the fair value of the net assets acquired in these acquisitions, and measuring the estimated fair value of each reporting unit against the carrying value of its net assets. The implied goodwill was then compared to the carrying value of goodwill, resulting in a write-down of $146.3 million for FTTH and $121.3 million for Wintegra.

Also, at the end of the third quarter of 2012, we calculated the fair values of acquired intangible assets using the income approach and determined and recorded impairment charges of $7 million related to purchased intangible assets arising from the acquisition of Wintegra. The main factor contributing to this impairment charge was the reduction of forecasted cash flows as described above.

NOTE 19. ERROR CORRECTIONS

The historical consolidated financial statements for fiscal 2012, 2011, and 2010 have been restated to correct the misapplication of accounting principles related to income tax benefits associated with stock option deductions in excess of the expense recognized in the financial statements. In prior periods impacted by this matter, the Company understated the income tax benefits of its loss carry-forwards that are required to be included in equity, rather than in income tax expense (benefit). These income tax benefits were generated primarily in the 1999 and 2000 years and were utilized to reduce the previously recorded income tax expense throughout the years from 2006 and into the first two quarters of 2013. From 2006 and forward, the Company should have recorded the income tax benefit of utilizing these stock option related loss carry-forwards as an increase to Additional Paid-in Capital, rather than as a reduction of income tax expense. There was no change to the total amount of income tax loss carry-forwards or any other income tax assets available or utilized for tax purposes, nor to the actual amount of income tax payable to the taxing authorities as a result of this matter, in any period. In connection with restating our historical financial statements, the Company also made certain other corrections for the timing of recognition of amounts related to amended tax return filings and certain tax credits, and recognition of a foreign subsidiary’s deferred tax assets, not previously recognized. The foreign subsidiary was acquired in 2010 and the deferred tax assets should have been recognized as part of the acquisition accounting, and therefore resulted in a corresponding adjustment to goodwill.

The tables below illustrate the effects on the Consolidated Balance Sheets and Statements of Operations:

	As of
	December 29, 2012			December 31, 2011
(in thousands)	As Restated	As Previously Reported in 10-Q*	As Previously Reported in 10-K**	As Restated	As Previously Reported in 10-Q*	As Previously Reported in 10-K**
CONDENSED CONSOLIDATED BALANCE SHEETS
Non-current assets:
Prepaid tax expenses	$19,152	$11,851	$25,077	$34,318	$18,293	$27,898
Goodwill	252,419	252,419	252,419	519,454	520,899	520,899
Non-current liabilities
Deferred tax and other long-term tax liabilities	$41,936	$44,849	$44,849	$38,943	$40,663	$40,663
Liability for unrecognized tax benefits—non-current	$34,957	$29,236	$38,915	$33,020	$26,929	$38,460
Equity:
Common stock and additional paid in capital	$1,553,137	$1,527,710	$1,527,084	$1,623,236	$1,587,587	$1,577,792
Accumulated deficit	$(917,825)	$(896,891)	$(892,718)	$(515,623)	$(490,183)	$(482,314)

	Year ended
	December 29, 2012			December 31, 2011			December 26, 2010
(in thousands, except for per share amounts)	As Restated	As Previously Reported in 10-Q*	As Previously Reported in 10-K**	As Restated	As Previously Reported in 10-Q*	As Previously Reported in 10-K**	As Restated	As Previously Reported in 10-Q*	As Previously Reported in 10-K**
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Impairment of goodwill and purchased intangible assets	$274,637	$276,082	$276,082	$—	$—	$—	$—	$—	$—
Provision for income taxes	$(45,991)	$(49,052)	$(52,748)	$(9,897)	$183	$(720)	$(37,064)	$(33,507)	$(23,940)
Net (loss) income	$(328,018)	$(332,524)	$(336,220)	$70,986	$81,066	$80,163	$76,260	$79,817	$89,384
Net (loss) income per common share—basic	$(1.51)	$(1.54)	$(1.55)	$0.3	$0.35	$0.34	$0.33	$0.34	$0.39
Net (loss) income per common share—diluted	$(1.51)	$(1.54)	$(1.55)	$0.3	$0.34	$0.34	$0.32	$0.34	$0.38

*	As previously reported in our March 30, 2013 Form 10-Q
**	As previously reported in our December 29, 2012 Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing the Original Form 10-K on February 22, 2013, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 29, 2012, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2012.

Subsequent to the evaluation of our disclosure controls and procedures as of December 29, 2012, in connection with the restatement discussed in Note 19 to the consolidated financial statements included in Item 8 of this report and the filing of this Amendment, management, with the participation of our CEO and CFO, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2012, and our CEO and CFO concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 29, 2012.

Management’s Annual Report on Internal Control over Financial Reporting (Restated)

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

In connection with the filing of the original 2012 Form 10-K, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2012.

Subsequent to the evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2012, in connection with the restatement discussed in Note 19 to the consolidated financial statements included in Item 8 of this report and the filing of this Amendment, management re-evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in Internal Control—Integrated Framework issued by the COSO, determined that the material weakness described below existed as of December 29, 2012. Accordingly, as a result of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 29, 2012. As a result, management has restated its Annual Report on Internal Control over Financial Reporting.

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to our accounting for income taxes as of December 29, 2012. The Company did not maintain effective controls over the application and monitoring of its accounting for income taxes. Specifically, the Company did not have controls designed and in place to ensure the accuracy and completeness of financial information provided by third-party tax advisors used in accounting for income taxes and the determination of deferred income tax assets and liabilities and the related income tax provision and the review and evaluation of the application of generally accepted accounting principles relating to specific complex areas of accounting for income taxes.

In prior periods impacted by this matter, the Company understated the income tax benefits of its loss carry-forwards that are required to be included in equity, rather than in income tax expense (benefit). These income tax benefits were generated primarily in the 1999 and 2000 years and were utilized to reduce the previously recorded income tax expense throughout the years from 2006 and into the first two quarters of 2013. From 2006 and forward, the Company should have recorded the income tax benefit of utilizing these stock option related loss carry-forwards as an increase to Additional Paid-in Capital, rather than as a reduction of income tax expense.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that further improvements are required in our tax accounting processes before we can consider the material weakness remediated.

Management’s Remediation Initiatives

As of the date of this Amendment, new and enhanced controls have been designed and implemented. These controls include:

•	Quarterly preparation of additional analysis related to the tracking of excess tax benefits associated with stock options deductions;

•	Enhanced oversight and review procedures over financial information provided to and advice received from external advisors on a quarterly basis; and

•	Enhanced internal documentation and review procedures over material/non-routine transactions impacting GAAP tax accounting, as they arise.

We believe that the action described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of PMC-Sierra, Inc.:

We have audited the internal control over financial reporting of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 29, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Restated). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our report dated February 28, 2013, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected and corrected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company did not have controls designed and in place to ensure the accuracy and completeness of financial information provided by third party tax advisors used in accounting for income taxes and the determination of deferred income tax assets and liabilities and the related income tax provision and the review and evaluation of the application of generally accepted accounting principles relating to specific complex areas of accounting for income taxes.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 29, 2012 of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2012 of the Company and our report dated February 28, 2013 (November 12, 2013 as to the effects of the restatement discussed in Note 19) expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the restatement.

/s/ DELOITTE LLP

Vancouver, Canada

February 28, 2013 (November 12, 2013 as to the effects of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (Restated))

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

Plan Category	Number of Securities to beissued upon exercise of outstanding options and vestingof outstanding RSU’s	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance underequity compensation plans
Equity compensation plans approved by security holders(1)	31,480,044	$7.65	30,416,476	(2)
Equity compensation plans not approved by security holders(3)	1,879,204	$11.95	—

Balance at December 29, 2012	33,359,248	$7.94	30,416,476	(4)

(1)	Consists of the 1994 Incentive Stock Plan (the “1994 Plan”), the 2008 Equity Plan (the “2008 Plan”) and the 2011 Employee Stock Purchase Plan (“2011 Plan”).
(2)	Includes 21,963,342 shares available for issuance in the 2008 Plan and 8,453,134 shares available for issuance in the 2011 Plan.
(3)	Consists of the 2001 Stock Option Plan (the “2001 Plan”), which was created to replace a number of stock option plans assumed by us in connection with mergers and acquisitions we completed prior to 2001. The number of options that may be granted under the 2001 Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled plus (iii) 10 million shares that were added to the plan in 2003. This also includes Passave Inc. 2003 Israeli Option Plan (the “2003 Plan”) and the Passave, Inc. 2005 U.S. Stock Incentive Plan (the “2005 Plan”), which were assumed through the Passave acquisition, as well as, the Wintegra, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) which was assumed through the Wintegra acquisition.
(4)	On April 30, 2008 the security holders of PMC Sierra approved the 2008 Plan. The effective date for the 2008 Plan was January 1, 2009. The 2008 Plan replaced the 1994 Plan and the 2001 Plan, and no further awards shall be made under either the 1994 Plan or the 2001 Plan. On May 6, 2010 the security holders of PMC Sierra approved the 2011 Plan. The effective date for the 2011 Plan was February 11, 2011. The 2011 Plan replaced the 1991 Employee Stock Purchase (the “1991 Plan”), and no further awards shall be made under the 1991 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K/A in Item 8 of Part II.

2.	Financial Statement Schedules

Financial Statement Schedules required by this item are listed on page 84 of this Annual Report on Form 10-K/A.

3.	Exhibits

The exhibits listed under Item 15(b) are filed as part of this Annual Report on Form 10-K/A.

(b)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated Exhibit Number	Description	Form	Date	Number	Filed herewith

2.1	Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010	8-K	10/26/2010	2.1

2.2	Amendment, dated as of November 18, 2010, to the Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra, Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010	8-K	11/19/2010	2.2

3.1	Amended and Restated Certificate of Incorporation of PMC-Sierra, Inc., as amended on May 5, 2011	10-K	2/28/2012	3.1

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/8/2001	3.2

3.3	Amended and Restated Bylaws of the Registrant	8-K	5/9/2011	3.2

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	8/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	2/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	9/6/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	9/19/1995	4.3

4.6	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited	8-K	11/3/2005	2.1

4.7	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee	8-K	10/26/2005	4.1

4.8	Agreement and Plan of Merger dated April 4, 2006, between PMC-Sierra, Inc. and Passave Inc.	8-K	4/4/2006	2.1

10.1^	1991 Employee Stock Purchase Plan, as amended	10-K	3/1/2007	10.1

10.2^	1994 Incentive Stock Plan, as amended	10-K	3/1/2007	10.2

10.3^	2001 Stock Option Plan, as amended	10-K	3/1/2007	10.3

10.4^	2008 Equity Plan	S-8	8/12/2008	4.2

10.5^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	3/28/2003	10.4

10.6^	Form of Change of Control Agreement by and between the Registrant and the executive officers	10-K	2/24/2010	10.6

10.7	Form of Amended and Restated Change of Control Agreement by and between the Registrant and the executive officers	10-K	2/28/2013	10.7

10.8	Offer of Employment/Position by and between the Registrant and Steven J. Geiser	10-K	2/28/2013	10.8

10.9	Separation Agreement, dated as of August 7, 2012, by and between the Registrant and Michael W. Zellner	10-Q	8/9/2012	10.2

10.10	Amendment 1 to the Separation Agreement by and between the Registrant and Michael W. Zellner, dated November 5, 2012	10-Q	11/8/2012	10.1

10.11	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. And Pilot Pacific Developments Inc.	10-K	4/14/1997	99.A4

10.12	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

10.13	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	4/2/2001	10.44

10.14	Building Lease Agreement between Transwestern—Robinson I, LLC and PMC-Sierra US, Inc.	10-K	4/2/2001	10.45

10.15*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.	10-K	3/20/2000	10.31

10.16	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

10.17	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc.	10-Q	11/10/2003	10.2

10.18	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C.	10-Q	11/10/2003	10.3

10.19	Director Compensation—Equity Acceleration upon Change of Control	10-Q	8/6/2009	10.1

10.20	United States District Court of Northern District of California San Jose Division—In re PMC-Sierra, Inc. Derivative Litigation—Master File No. C-06-05330-RS—Stipulation of Settlement	8-K	1/26/2010	99.2

10.21	Office Lease	10-Q	11/4/2010	10.1

10.22	Credit Agreement dated as of November 18, 2010 by and among PMC-Sierra US, Inc. a Delaware corporation, PMC-Sierra, Inc., a Delaware corporation, and Bank of America, N.A.	8-K	11/19/2010	10.1

10.23	2011 Employee Stock Purchase Plan	Def 14A	3/10/2010	—

10.24	Amended and Restated Executive Employment Agreement	10-K	2/28/2012	10.22

10.25	Second Amended and Restated Executive Employment Agreement	10-K	2/28/2013	10.25

10.26	Master and Supplemental Confirmation For Collared Accelerated Stock Buyback between Goldman, Sachs & Co. and the Registrant dated May 2, 2012	10-Q	8/9/2012	10.1

10.27	PMC-Sierra, Inc. Restricted Stock Unit Agreement (Performance-Based Vesting Award) between PMC-Sierra, Inc. and Gregory S. Lang	8-K	8/27/2012	10.1

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant	10-K	2/28/2013	21.1

23.1	Consent of Deloitte LLP, Independent Registered Chartered Accountants				X

24.1	Power of Attorney	10-K	2/28/2013	24.1

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed)	X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission.
^	Indicates management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: November 12, 2013	/s/ Steven J. Geiser
Steven J. Geiser
Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gregory S. Lang Gregory S. Lang	President, Chief Executive Officer (Principal Executive Officer) and Director	November 12, 2013
/s/ Steven J. Geiser Steven J. Geiser	Vice President, Chief Financial Officer (and Principal Accounting Officer)	November 12, 2013
/s/ * Jonathan J. Judge	Chairman of the Board of Directors	November 12, 2013
/s/ * Richard E. Belluzzo	Director	November 12, 2013
/s/ * James V. Diller	Director	November 12, 2013
/s/ * Dr. Michael R. Farese	Director	November 12, 2013
/s/ * Michael A. Klayko	Director	November 12, 2013
/s/ * William H. Kurtz	Director	November 12, 2013
/s/ * Dr. Richard N. Nottenburg	Director	November 12, 2013

*By:	/s/ Gregory S. Lang
Name:	Gregory S. Lang
Attorney-in-Fact

SCHEDULE II—Valuation and Qualifying Accounts

		Charged to
	Balance at	expenses
	Beginning	or other		Balance at
	of year	accounts	Write-offs	end of year
Allowance for doubtful accounts
December 29, 2012	$1,952	$(19)	$(319)	$1,614
December 31, 2011	$1,888	$64	$—	$1,952
December 26, 2010	$1,259	$629	$—	$1,888

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

23.1	Consent of Deloitte LLP, Independent Registered Chartered Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document