Form 10-Q
period 2013-09-28
PMC SIERRA INC
filed 2013-11-12
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 28, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to

Commission File Number 0-19084

PMC-Sierra, Inc.

(Exact name of registrant as specified in its charter)

A Delaware Corporation—I.R.S. NO. 94-2925073

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

As of November 5, 2013, the registrant had 203,297,770, shares of Common Stock, $0.001 par value, outstanding.

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2013	2012	2013	2012
		(As Restated – See Note 11)		(As Restated – See Note 11)
Net revenues	$128,855	$131,723	$381,923	$401,579
Cost of revenues	37,194	38,990	112,281	121,255

Gross profit	91,661	92,733	269,642	280,324
Research and development	50,733	55,604	157,038	171,374
Selling, general and administrative	26,383	27,786	85,002	86,047
Amortization of purchased intangible assets	13,138	11,624	34,698	34,537
Impairment of goodwill and purchased intangible assets	—	274,637	—	274,637

Income (loss) from operations	1,407	(276,918)	(7,096)	(286,271)
Other income (expense):
Gain on investment securities and other investments	1,762	180	1,776	746
Amortization of debt issue costs	—	(50)	—	(150)
Foreign exchange (loss) gain	(1,898)	(2,454)	1,680	(1,951)
Interest income (expense), net	200	(797)	794	(1,539)

Income (loss) before (provision for) recovery of income taxes	1,471	(280,039)	(2,846)	(289,165)
(Provision for) recovery of income taxes	(4,195)	5,515	(12,961)	(49,790)

Net loss	$(2,724)	$(274,524)	$(15,807)	$(338,955)

Net loss per common share—basic	$(0.01)	$(1.31)	$(0.08)	$(1.53)
Net loss per common share—diluted	$(0.01)	$(1.31)	$(0.08)	$(1.53)
Shares used in per share calculation—basic	205,377	209,512	204,269	221,323
Shares used in per share calculation—diluted	205,377	209,512	204,269	221,323

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2013	2012	2013	2012
		(As Restated – See Note 11)		(As Restated– See Note 11)
Net loss	$(2,724)	$(274,524)	$(15,807)	$(338,955)
Other comprehensive (loss) income:
Change in fair value of derivatives, net of tax of $214, $61, $48 and $289	637	624	(311)	1,704
Change in fair value of investment securities, net of tax of $71, $166, ($153) and $267	202	262	(246)	209

Other comprehensive (loss) income	839	886	(557)	1,913

Comprehensive loss	$(1,885)	$(273,638)	$(16,364)	$(337,042)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 28, 2013	December 29, 2012
		(As Restated – See Note 11)
ASSETS:
Current assets:
Cash and cash equivalents	$87,019	$169,970
Short-term investments	13,670	11,431
Accounts receivable, net of allowance for doubtful accounts of $1,157 (2012—$1,614)	60,948	62,143
Inventories, net	32,024	23,548
Prepaid expenses and other current assets	20,030	22,125
Income taxes receivable	2,417	6,630
Prepaid tax expense	7,594	—
Deferred tax assets	52,671	43,630

Total current assets	276,373	339,477
Investment securities	109,359	91,778
Investments and other assets	13,379	20,133
Prepaid tax expenses	1,538	19,152
Property and equipment, net	40,240	43,146
Goodwill	279,055	252,419
Intangible assets, net	160,346	128,668
Deferred tax assets	145	—

	$880,435	$894,773

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$20,950	$27,410
Accrued liabilities	61,893	72,282
Income taxes payable	704	1,450
Liability for unrecognized tax benefit	54,607	51,810
Deferred income taxes	2,514	2,466
Deferred income	7,198	8,113

Total current liabilities	147,866	163,531
Long-term obligations	10,886	17,233
Deferred income taxes	44,752	41,936
Liability for unrecognized tax benefit	34,886	34,957
PMC special shares convertible into 1,019 (2012—1,019) shares of common stock	1,188	1,188
Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 203,420 shares issued and outstanding (2012—200,924)	203	201
Additional paid in capital	1,581,860	1,552,936
Accumulated other comprehensive (loss) income	59	616
Accumulated deficit	(941,265)	(917,825)

Total stockholders’ equity	640,857	635,928

	$880,435	$894,773

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 28, 2013	September 30, 2012
		(As Restated – See Note 11)
Cash flows from operating activities:
Net loss	$(15,807)	$(338,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,731	48,724
Stock-based compensation	19,461	19,978
Unrealized foreign exchange gain, net	(6,106)	2,299
Net amortization of premiums/discounts and accrued interest of investments	1,353	3,844
Gain on investment securities and other investments	(1,767)	(731)
Impairment of goodwill and purchased intangible assets	—	274,637
Other asset impairment	—	1,158
Taxes related to intercompany dividend	—	60,940
Excess tax benefits from stock option transactions	(2,274)	(18,226)
Changes in operating assets and liabilities:
Accounts receivable	1,156	(3,352)
Inventories	(6,693)	12,506
Prepaid expenses and other current assets	927	4,108
Accounts payable and accrued liabilities	(8,614)	(27,643)
Deferred income taxes and income taxes receivables/payables	10,702	(9,524)
Deferred income	(915)	(3,304)

Net cash provided by operating activities	43,154	26,459

Cash flows from investing activities:
Investment in long term deposits	(1,127)	—
Business acquisition, net of cash acquired	(96,098)	(15,900)
Purchases of property and equipment	(11,297)	(25,558)
Purchase of intangible assets	(2,048)	(4,602)
Redemption of short-term investments	8,466	11,415
Disposals of investment securities and other investments	146,340	182,488
Purchases of investment securities and other investments	(172,114)	(87,267)

Net cash (used in) provided by investing activities	(127,878)	60,576

Cash flows from financing activities:
Repurchases of common stock	(22,544)	(180,807)
Equity forward contract related to accelerated share repurchase program	—	(9,827)
Payment of debt issuance costs	(928)	—
Proceeds from issuance of common stock	23,476	15,869
Excess tax benefits from stock option transactions	2,274	18,226

Net cash provided by (used in) financing activities	2,278	(156,539)

Effect of exchange rate changes on cash and cash equivalents	(505)	152
Net decrease in cash and cash equivalents	(82,951)	(69,352)
Cash and cash equivalents, beginning of period	169,970	182,571

Cash and cash equivalents, end of period	$87,019	$113,219

Supplemental disclosures of cash flow information:
Cash refund received (payments made) on income taxes, net	$1,432	$(1,595)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 30, 2012

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
			(As Restated -	Income (Loss)	(As Restated -	(As Restated -
			See Note 11)	(net of tax)	See Note 11)	See Note 11)
Balance at June 29, 2013	204,145	$204	$1,578,962	$(780)	$(932,656)	$645,730
Net loss	—	—	—	—	(2,724)	(2,724)
Other comprehensive loss:
Change in fair value of derivatives, net of tax of $214	—	—	—	637	—	637
Change in fair value of investment securities, net of tax of $71	—	—	—	202	—	202

Comprehensive loss						(1,885)

Issuance of common stock under stock benefit plans	1,966	1	6,458	—	—	6,459
Stock-based compensation expense	—	—	5,874	—	—	5,874
Benefit of stock option related loss carry-forwards	—	—	1,775	—	—	1,775
Repurchases of common stock	(2,691)	(2)	(11,209)	—	(5,885)	(17,096)

Balance at September 28, 2013	203,420	$203	$1,581,860	$59	$(941,265)	$640,857

Balance at July 1, 2012	209,790	$210	$1,558,560	$(119)	$(639,112)	$919,539
Net loss	—	—	—	—	(274,524)	(274,524)
Other comprehensive loss:
Change in fair value of derivatives, net of tax of $61	—	—	—	624	—	624
Change in fair value of investment securities, net of tax of $166	—	—	—	262	—	262

Comprehensive loss						(273,638)

Issuance of common stock under stock benefit plans	1,657	1	6,814	—	—	6,815
Stock-based compensation expense	—	—	6,088	—	—	6,088
Loss from stock option related loss carry-forwards	—	—	(1,790)	—		(1,790)
Repurchases of common stock	(4,281)	(4)	(17,858)	—	(7,162)	(25,024)

Balance at September 30, 2012	207,166	$207	$1,551,814	$767	$(920,798)	$631,990

Balance at December 29, 2012	200,924	$201	$1,552,936	$616	$(917,825)	$635,928
Net loss	—	—	—	—	(15,807)	(15,807)
Other comprehensive income:
Change in fair value of derivatives, net of tax of $48	—	—	—	(311)	—	(311)
Change in fair value of investment securities, net of tax of ($153)	—	—	—	(246)	—	(246)

Comprehensive loss						(16,364)

Issuance of common stock under stock benefit plans	6,090	5	21,804	—	—	21,809
Stock-based compensation expense	—	—	19,461	—	—	19,461
Benefit of stock option related loss carry-forwards	—	—	2,626	—	—	2,626
Repurchases of common stock	(3,594)	(3)	(14,967)	—	(7,633)	(22,603)

Balance at September 28, 2013	203,420	$203	$1,581,860	$59	$(941,265)	$640,857

Balance at December 31, 2011	230,233	$230	$1,623,006	$(1,146)	$(515,623)	$1,106,467
Net loss	—	—	—	—	(338,955)	(338,955)
Other comprehensive income:
Change in fair value of derivatives, net of tax of $289	—	—	—	1,704	—	1,704
Change in fair value of investment securities, net of tax of $267	—	—	—	209	—	209

Comprehensive loss						(337,042)

Issuance of common stock under stock benefit plans	4,328	4	14,991	—	—	14,995
Stock-based compensation expense	—	—	19,978	—	—	19,978
Benefit of stock option related loss carry-forwards	—	—	18,226	—	—	18,226
Repurchases of common stock	(27,395)	(27)	(114,560)	—	(66,220)	(180,807)
Equity forward contract related to accelerated share repurchase program	—	—	(9,827)	—	—	(9,827)

Balance at September 30, 2012	207,166	$207	$1,551,814	$767	$(920,798)	$631,990

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2012 filed with the Securities and Exchange Commission on November 12, 2013. Financial information presented for periods prior to the three months ended September 28, 2013 has been restated – see Note 11. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2013 will consist of 52 weeks and will end on Saturday, December 28, 2013. Fiscal 2012 consisted of 52 weeks and ended on Saturday, December 29, 2012. The third quarter of each of 2013 and 2012 consisted of 13 weeks. The Company’s reporting currency is the U.S. dollar and presented in thousands unless otherwise stated.

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

NOTE 2. Business Combinations

Acquisition of Integrated Device Technology, Inc’s Enterprise Flash Controller Business

On July 12, 2013, PMC completed the acquisition of (i) substantially all of the assets used by Integrated Device Technology, Inc., a Delaware corporation (“Seller”), and its subsidiaries, in the business of designing, developing, manufacturing, testing, marketing, supporting, maintaining, distributing, provisioning and selling non-volatile memory (flash) controllers and (ii) all technology and intellectual property rights owned by Seller or any of its subsidiaries and used exclusively in, or developed exclusively for use in, (a) switching circuits having the primary function of flexible routing of data from/to multiple switch interface ports, where all switch interface ports conform to the PCIe protocol, or (b) circuits having the primary function of executing all of the capturing, re-timing, re-generating and re-transmitting PCIe signals to help extend the physical reach of the signals in a system (the “Acquisition”), pursuant to the Asset Purchase Agreement with Seller and Integrated Device Technology (Malaysia) Sdn. Bhd., a wholly-owned subsidiary of Seller (“Selling Subsidiary” and, together with PMC, PMC’s subsidiaries and Seller, the “Parties”) dated May 29, 2013. The Parties also entered into a license agreement, effective upon the closing of the Acquisition, whereby Seller and Selling Subsidiary will license certain intellectual property rights and technology to PMC, and PMC will license back to Seller and Selling Subsidiary certain of the intellectual property rights and technology acquired by PMC in the Acquisition. Upon the closing of the Acquisition, the Parties also entered into (a) a transition services agreement and (b) a supply agreement, whereby Seller and Selling Subsidiary provide services to PMC at the option of PMC.

PMC’s completion of the Acquisition accelerates the Company’s product offering in the Enterprise Flash Controller and PCI Express Switch businesses, including the world’s first NVM Express (NVMe) flash controller.

Preliminary purchase price

The total preliminary fair value of consideration paid for the Acquisition was approximately $96,098 in cash funded by PMC’s available working capital.

Acquisition-related costs of approximately $2 million were expensed as incurred in 2013 and are included in selling, general and administrative expense.

Preliminary purchase price allocations

The purchase of the IDT assets was accounted for using the acquisition method, and the allocation of fair value of consideration paid to the estimated fair value of related assets acquired and liabilities assumed as of the date of the Acquisition in the table below reflect various preliminary estimates and analyses, including preliminary work performed by third-party valuation specialists, and are subject to change as valuations are finalized.

Current assets	$2,210
Intangible assets	67,400
Goodwill	26,643

Total asset	96,253
Assumed liabilities	(155)

Total preliminary purchase price	$96,098

Of the total purchase price, a preliminary estimate of approximately $67,400 has been allocated to amortizable intangible assets acquired and a preliminary estimate of approximately $155 has been allocated to net liabilities assumed in connection with the acquisition. The amortizable intangible assets are being amortized on a straight line basis over their estimated useful lives as follows:

	Estimated fair value	Weighted average useful life
Order backlog	$100	< 1 year
Existing technology	700	2 years
Customer relationships	3,400	7 years
Core technology	63,200	7 years

Total intangible assets	$67,400

Acquired Intangible Assets

The existing and core technologies include patents, business processes and tools, and proprietary business methods. In addition to the current products, the acquired developed technologies can be leveraged to assist and improve existing services and create future generation products. The valuation assumptions included information on revenues from existing products and future expected trends for each technology, with an estimated useful life of between two and seven years. Management applied discount rates of 14% and 16% respectively to value the existing and core technology assets, which took into consideration market rates of return on debt and equity capital and the risk associated with achieving forecasted revenues related to these assets.

Customer relationships assets relate primarily to underlying customer relationships. The preliminary estimated fair value of the customer relationships represents the sum of the present value of the expected cash flows attributable to those customer relationships. The cash flows were determined from the revenue and profit forecasts associated with growth opportunities that are expected to be generated from these customer relationships. The Company used the same method to determine the fair value of this intangible asset as the developed technologies and utilized a discount rate of 16%.

Goodwill

The Company’s primary reasons for the Acquisition was to accelerate the Company’s time-to-market with early product leadership and a robust design win pipeline, including wins spanning tier one datacenter, original equipment manufacturer (OEM), and solid-state drive (SSD) customers. The Acquisition also enhanced the Company’s engineering team through the addition of research and development resources. These factors were the basis for the recognition of goodwill. The goodwill is expected to be deductible for tax purposes over 15 years.

Proforma disclosures

The Acquisition did not have a significant impact on PMC’s net revenues or net earnings (loss) for the periods where pro forma disclosures would be required. Net revenues for the third quarter of 2013 from the Acquisition date was $1.4 million and net loss for the same period was $4.3 million. Included in net loss was $2.4 million related to amortization of purchased intangible assets, $0.8 million of fair value adjustments on acquired inventory, and $0.7 million of payroll accruals.

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

As at September 28, 2013, the Company had 36 forward currency contracts (December 29, 2012—73) outstanding, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $30.5 million (December 29, 2012—$22.5 million) and the contracts had a fair value loss of $0.3 million (September 30, 2012 – fair value gain of $1.7 million), which was recorded in Accumulated other comprehensive income (loss) net of taxes of $nil million for the nine months ended September 28, 2013 (net of taxes of $0.3 million for the nine months ended September 30, 2012).

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

There were $14.9 million transfers in and out of Level 1 and 2 fair value measurements during the three and nine months ended September 28, 2013.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at September 28, 2013 and December 29, 2012, are summarized below:

	Fair value,
	September 28, 2013
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes (1)	$73,914	$14,924
Money market funds (1)	14,407	—
United States (“US”) treasury and government agency notes (1)	31,899	—
Foreign government and agency notes (1)	1,648	—
US state and municipal securities (1)	644	—
Forward currency contracts (2)	—	129

Total assets	$122,512	$15,053

	Fair value, December 29, 2012
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes (1)	$63,565	$—
Money market funds (1)	50,528	—
US treasury and government agency notes (1)	33,854	—
Foreign government and agency notes (1)	4,044	—
US state and municipal securities (1)	1,746	—
Forward currency contracts (2)	—	392

Total assets	$153,737	$392

(1)	Included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.
(2)	Included in Prepaid expenses and other current assets.

There are no financial liabilities measured at fair value on a recurring basis.

NOTE 5. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. None of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost and recorded compensation expense for the three and nine months ended September 28, 2013 and September 30, 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(in thousands)	2013	2012	2013	2012
Cost of revenues	$190	$181	$643	$657
Research and development	2,541	2,933	8,241	8,674
Selling, general and administrative	3,143	2,974	10,577	10,647

Total	$5,874	$6,088	$19,461	$19,978

The Company received cash of $6.8 million and $23.5 million related to the issuance of stock-based awards during the three and nine months ended September 28, 2013, respectively. The Company received cash of $6.9 million and $15.9 million related to the issuance of stock-based awards during the three and nine months ended September 30, 2012, respectively.

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

Activity under the option plans during the nine months ended September 28, 2013 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at September 28, 2013
Outstanding, December 29, 2012	28,001,047	$7.93
Granted and Assumed	1,059,548	$6.43
Exercised	(2,277,589)	$5.32
Forfeited	(608,829)	$7.33
Expired	(1,789,523)	$8.58

Outstanding, September 28, 2013	24,384,654	$8.08	5.06	$8,965,117

Vested & expected to vest, September 28, 2013	24,004,344	$8.10	5.00	$8,819,626

Exercisable, September 28, 2013	20,138,491	$8.34	4.39	$7,509,493

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at September 28, 2013. Total forfeitures recorded amounted to $2.0 million during each of the nine months ended September 28, 2013, and September 30, 2012, respectively.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2013	2012	2013	2012
Expected life (years)	5.6	5.3	5.9	5.3
Expected volatility	40%	42%	40%	43%
Risk-free interest rate	1.6%	0.8%	1.6%	0.8%

The weighted average grant-date fair value per stock options granted during the three and nine months ended September 28, 2013 was $2.45 and $2.47, respectively. The weighted average grant-date fair value per stock option granted during the three and nine months ended September 30, 2012 was $2.08 and $2.22, respectively. The total intrinsic value of stock options exercised during the three months and nine months ended September 28, 2013 was $0.6 million and $2.8 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2012 was $0.4 million and $1.6 million, respectively.

As of September 28, 2013, there was $9.9 million of total unrecognized compensation costs related to unvested stock options granted under the plans, which is expected to be recognized over an average period of 2.2 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, up to a maximum of four years from the date of grant. The first grant of Performance RSUs occurred on August 27, 2012 to the CEO. The performance goal applicable to these Performance RSUs granted in 2012 were based on the degree of achievement of the Company’s 2012 revenue with vesting terms over three years. Performance RSUs were also granted on August 26, 2013 to the CEO and Executive Direct reports. The performance metric applicable to the RSUs granted in 2013 are based on the degree of achievement of Total Shareholder Return (“TSR”) relative to Global Industry Classification Standards (“GICS”) Semiconductor Companies (8-Digit) for the Performance Period (July 1, 2013—June 30, 2015). The total estimated $2.5 million fair value of these 2013 grants will be recognized as compensation expense over the grant’s vesting terms, which vest fifty percent vesting on August 25, 2015 and fifty percent vesting on August 25, 2016.

A summary of RSU activity during the nine months ended September 28, 2013 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value at September 28, 2013
Unvested shares at December 29, 2012	5,358,201	—	—
Awarded	3,503,100	—	—
Released	(1,923,812)	—	—
Forfeited	(495,409)	—	—

Unvested shares at September 28, 2013	6,442,080	1.93	$42,693,348

Restricted Stock Units expected to vest September 28, 2013	5,446,803	1.82	$36,112,306

The intrinsic value of RSUs vested during the three and nine months ended September 28, 2013 was $4.9 million and $11.8 million, respectively. As of September 28, 2013, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $32.5 million, which is expected to be recognized over the next 3 years.

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

The 2011 Employee Stock Purchase Plan (the “2011 Plan”) was approved by stockholders at the 2010 Annual Meeting. The 2011 Plan became effective on February 11, 2011 and is the successor to the ESPP. The 2011 Plan consists of consecutive offering periods, generally of a duration of 6 months, and allows eligible employees to purchase shares of the Company’s common stock at the end of each such offering period, generally February and August of any year, at a price per share equal to 85% of the lower of the fair market value of a share of Common Stock on the start date or the fair market value of a share of Common Stock on the exercise date of the offering period. Employees purchase such shares through payroll deductions which may not exceed 10% of their total cash compensation. The 2011 Plan imposes certain limitations upon an employee’s right to acquire Common Stock, including the following: (i) no employee may purchase more than 7,500 shares of Common Stock on any one purchase date and (ii) no employee may be granted rights to purchase more than $25,000 worth of Common Stock for each calendar year that such rights are at any time outstanding. Up to 12,000,000 shares of our common stock have been initially reserved for issuance under the 2011 Plan.

During the first nine months of 2013, 2,156,199 shares were issued under the 2011 Plan at a weighted average price of $5.19 per share. As of September 28, 2013, 6,296,935 shares were available for future issuance under the 2011 Plan compared to 8,453,134 under the 2011 Plan as at December 29, 2012.

	Three Months Ended
	September 28,	September 30,
	2013	2012
Expected life (years)	0.5	0.5
Expected volatility	34%	44%
Risk-free interest rate	0.1%	0.2%

The weighted average grant date fair value per ESPP award granted during the first nine months of 2013 was $1.61. The total intrinsic value of ESPP shares issued during the first nine months of 2013 was $2.8 million.

As of September 28, 2013, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.3 million which is expected to be recognized over two months.

NOTE 6. Balance Sheet Items

a. Inventories.

Inventories (net of reserves of $6.3 million and $7.8 million at September 28, 2013 and December 29, 2012, respectively) were as follows:

	September 28,	December 29,
(in thousands)	2013	2012
Work-in-progress	$14,518	$9,867
Finished goods	17,506	13,681

	$32,024	$23,548

b. Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs and periodically reassess these estimates as actual warranty activities occur. The changes in the Company’s accrued warranty obligations from December 29, 2012 to September 28, 2013, and from December 31, 2011 to September 30, 2012 were as follows:

	Nine Months Ended
	September 28,	September 30,
(in thousands)	2013	2012
Balance, beginning of the period	$5,981	$5,415
Accrual for new warranties issued	402	1,311
Reduction for payments and product replacements	(868)	(161)
Adjustments related to revisions and changes in estimate of warranty accrual	(3,198)	(1,312)

Balance, end of the period	$2,317	$5,253

The Company’s accrual for warranty obligations is included in Accrued liabilities in the interim Condensed Consolidated Balance Sheet. The change in estimate of warranty accrual in the third quarter includes a reduction for amounts over accrued in prior periods and amounts do not have a material impact to 2013 or prior periods.

NOTE 7. Investment Securities

The Company’s available for sale investments, by investment type, consists of the following at September 28, 2013 and December 29, 2012:

	September 28, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$14,407	$—	$—	$14,407

Total cash equivalents	14,407	—	—	14,407

Short-term investments:
Corporate bonds and notes	10,640	413	(5)	11,048
US treasury and government agency notes	2,383	37	—	2,420
Foreign government and agency notes	—	—	—	—
US states and municipal securities	200	2	—	202

Total short-term investments	13,223	452	(5)	13,670

Long-term investment securities:
Corporate bonds and notes	77,833	54	(97)	77,790
US treasury and government agency notes	29,453	37	(11)	29,479
Foreign government and agency notes	1,646	3	(1)	1,648
US states and municipal securities	441	1	—	442

Total long-term investment securities	109,373	95	(109)	109,359

Total	$137,003	$547	$(114)	$137,436

*	Gross unrealized gains include accrued interest on investments of $0.4 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

	December 29, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$50,528	$—	$—	$50,528

Total cash equivalents	50,528	—	—	50,528

Short-term investments:
Corporate bonds and notes	9,163	522	—	9,685
US states and municipal securities	1,720	26	—	1,746

Total short-term investments	10,883	548	—	11,431

Long-term investment securities:
Corporate bonds and notes	53,567	329	(16)	53,880
US treasury and government agency notes	33,830	25	(1)	33,854
Foreign government and agency notes	4,018	26	—	4,044

Total long-term investment securities	91,415	380	(17)	91,778

Total	$152,826	$928	$(17)	$153,737

*	Gross unrealized gains include accrued interest on investments of $0.9 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

As of September 28, 2013 and December 29, 2012, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of September 28, 2013, the Company determined that all the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

NOTE 8. Credit Facility

As of September 28, 2013, the Company had available revolving line of credit with a bank under which the Company may borrow up to $100 million, of which a $nil was drawn. The Company may request, from time to time, and subject to customary conditions, including receipt of commitments, that the revolving credit facility be increased by an aggregate amount not to exceed $150 million. Interest payments are based on LIBOR plus margins, where margins ranges from 1.75% to 2.25% per annum based on the Company’s leverage ratio. The revolving credit facility is available for general corporate purposes. The credit facility is collateralized by substantially all of the Company’s personal property. The Company’s obligations under the credit facility are jointly and severally guaranteed by material wholly-owned domestic subsidiaries of the Company.

NOTE 9. Income Taxes

The Company recorded a provision for income taxes of $4.2 million for the three months ended September 28, 2013 and a recovery for income taxes of $5.5 million for the three months ended September 30, 2012, respectively.

For the three months ended September 28, 2013, compared to the same period last year, the increase in the provision for income taxes of $9.7 million was mainly the result of an additional $2.9 million tax provision relating to intercompany transactions, a $2.2 million increase in tax expense relating to prior year true ups, $1.7 million in tax expense related to utilization of stock option related loss carryforwards, and a $1 million increase in tax expense from deferred income taxes related to acquired goodwill. The remaining change is mainly due to the change in mix of income across our foreign subsidiaries. As a result, the Company’s effective tax rate was 285% for the three months ended September 28, 2013 and 2% for the three months ended September 30, 2012, respectively.

The Company recorded a provision for income taxes of $12.9 million for the nine months ended September 28, 2013, and a provision for income taxes of $49.8 million for the nine months ended September 30, 2012, respectively.

The Company’s effective tax rate was (456%) and (17%) for the nine months ended September 28, 2013 and the nine months ended September 30, 2012, respectively.

For the nine months ended September 28, 2013, compared to the same period last year, the decrease in the provision for income taxes of $36.8 million was mainly the result of a $20 million withholding tax recorded in 2012 related to an intercompany dividend paid to fund the Company’s share repurchase programs, an $18.4 million period-over-period reduction in tax expense related to higher 2012 taxable income generated in the United States by the intercompany dividend that was offset by available stock-option-related loss carryforwards, a $4.5 million reduction in tax expense from intercompany transactions, a $1.6 million increase in tax expense from deferred income taxes related to acquired goodwill, and a $2.5 million increase in tax expense relating to prior year true ups. The remaining change is mainly due to the mix of income across our foreign subsidiaries.

The difference between our effective tax rate and the 35% federal statutory rate results from foreign earnings eligible for tax rates lower than the federal statutory rate due to economic incentives subject to certain criteria granted by foreign jurisdictions and extending to approximately 2020, adjustments for prior years taxes and tax credits, the effect of intercompany transactions, investment tax credits earned, changes in valuation allowance, changes in accruals related to the unrecognized tax benefit liabilities, permanent differences arising from stock-based compensation, non-deductible, intangible asset amortization and utilization of stock option related loss carryforwards recorded in equity.

As at September 28, 2013, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $89.5 million. Recognition of an amount different from this estimate would affect the Company’s effective tax rate.

Because our projected tax rate is volatile, the provision for income taxes in our interim Condensed Consolidated Financial Statements reflects our actual effective tax rate for the current quarter. We believe our year-to-date tax provision for income taxes is the most reliable estimate of our annual effective tax rate. The effective income tax rate for the current fiscal year will likely be different from the tax rate in effect for the three and nine months ended September 28, 2013 and could be considerably higher or lower, depending largely on our operating results before taxes and the geographic mix of income (loss) for the year.

NOTE 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2013	2012	2013	2012
		(As Restated -		(As Restated -
(in thousands, except per share amounts)		See Note 11)		See Note 11)
Numerator:
Net loss	$(2,724)	$(274,524)	$(15,807)	$(338,955)
Denominator:
Basic weighted average common shares outstanding (1)	205,377	209,512	204,269	221,323
Diluted weighted average common shares outstanding (1)	205,377	209,512	204,269	221,323
Basic net loss per share	$(0.01)	$(1.31)	$(0.08)	$(1.53)
Diluted net loss per share	$(0.01)	$(1.31)	$(0.08)	$(1.53)

(1)	PMC-Sierra Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the three and nine months ended September 28, 2013 and September 30, 2012, the Company had approximately 2.1 million of stock options and Restricted Stock Units (1 million and 1.8 million in the three and nine months ended September 30, 2012, respectively) that were not included in the diluted net loss per share because they would have been anti-dilutive.

NOTE 11. Error Corrections

The comparative condensed consolidated financial statements as of December 29, 2012 and for the three and nine months ended September 30, 2012 have been restated to correct the misapplication of accounting principles related to income tax benefits associated with stock option deductions in excess of the expense recognized in the financial statements. In prior periods impacted by this matter, the Company understated the income tax benefits of its loss carry-forwards that are required to be included in equity, rather than in income tax expense (benefit). These income tax benefits were generated primarily in the 1999 and 2000 years and were utilized to reduce the previously recorded income tax expense throughout the years from 2006 and into the first two quarters of 2013. From 2006 and forward, the Company should have recorded the income tax benefit of utilizing these stock option related loss carry-forwards as an increase to Additional Paid-in Capital, rather than as a reduction of income tax expense. There was no change to the total amount of income tax loss carry-forwards or any other income tax assets available or utilized for tax purposes, nor to the actual amount of income tax payable to the taxing authorities as a result of this matter, in any period.

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

In addition, the Company restated the quarter ended June 29, 2013 to reduce its contingency accrual estimate by $2.9M in connection with favorable developments in the status of certain contingencies.

The tables below illustrate the effects on the condensed consolidated balance sheet and statements of operations:

	As at		As at		As at
	December 29, 2012		March 30, 2013		June 29, 2013
		As Previously		As Previously		As Previously
(in thousands)	As Restated	Reported	As Restated	Reported	As Restated	Reported
CONDENSED CONSOLIDATED BALANCE SHEETS
Non-current assets:
Prepaid tax expenses	$19,152	$11,851	$15,944	$10,441	$6,560	$2,856
Goodwill and other intangible assets, net	$381,087	$381,087	$370,498	$370,498	$360,024	$360,024
Total assets	$894,773	$887,472	$898,129	$892,626	$900,025	$896,857
Liabilities:
Accrued liabilities	$72,282	$72,282	$65,385	$65,385	$71,997	$74,887
Deferred tax and other long-term tax liabilities	$41,936	$44,849	$42,884	$45,909	$44,145	$47,282
Liability for unrecognized tax benefits—non-current	$34,957	$29,236	$35,243	29,614	34,363	$28,944
Stockholders’ equity:
Common stock and additional paid in capital	$1,553,137	$1,527,710	$1,575,281	$1,549,862	$1,578,962	$1,552,145
Accumulated deficit	$(917,825)	$(896,891)	$(926,226)	$(903,716)	$(932,656)	$(909,616)
Total stockholders’ equity	$635,928	$631,435	$649,399	$646,490	$645,730	$641,953
Total liabilities and stockholders’ equity	$894,773	$887,472	$898,129	$892,626	$900,025	$896,857

	Three Months Ended		Three Months Ended		Six Months Ended
	March 30, 2013		June 29, 2013		June 29, 2013
		As Previously		As Previously		As Previously
(in thousands, except for per share amounts)	As Restated	Reported	As Restated	Reported	As Restated	Reported
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Research and development	$54,624	$54,624	$51,681	$54,571	$106,305	$109,195
Provision for income taxes	$(4,164)	$(2,589)	$(4,602)	$(1,181)	$(8,766)	$(3,770)
Net loss	$(8,400)	$(6,825)	$(4,683)	$(4,152)	$(13,083)	$(10,977)
Net loss per common share—basic	$(0.04)	$(0.03)	$(0.02)	$(0.02)	$(0.06)	$(0.05)
Net loss per common share—diluted	$(0.04)	$(0.03)	$(0.02)	$(0.02)	$(0.06)	$(0.05)

	Three Months Ended		Three Months Ended		Six Months Ended
	April 1, 2012		July 1, 2012		July 1, 2012
		As Previously		As Previously		As Previously
(in thousands, except for per share amounts)	As Restated	Reported	As Restated	Reported	As Restated	Reported
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Provision for) recovery of income taxes	$(55,240)	$(57,811)	$(65)	$(519)	$(55,305)	$(58,330)
Net (loss) income	$(64,782)	$(67,353)	$351	$(103)	$(64,431)	$(67,456)
Net (loss) income per common share—basic	$(0.28)	$(0.29)	$0.00	$(0.00)	$(0.28)	$(0.30)
Net (loss) income per common share—diluted	$(0.28)	$(0.29)	$0.00	$(0.00)	$(0.28)	$(0.30)

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
		As Previously		As Previously
(in thousands, except for per share amounts)	As Restated	Reported	As Restated	Reported
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Provision for) recovery of income taxes	$5,515	$5,577	$(49,790)	$(52,753)
Net loss	$(274,524)	$(275,907)	$(338,955)	$(343,363)
Net loss per common share—basic	$(1.31)	$(1.32)	$(1.53)	$(1.55)
Net loss per common share—diluted	$(1.31)	$(1.32)	$(1.53)	$(1.55)

NOTE 12. Stock Repurchase Program and Accelerated Stock Buyback

On March 13, 2012 the company announced a $275 million stock repurchase program. For the three months and nine months ended September 28, 2013 the company repurchased 2.7 million and 3.6 million shares respectively. Total cash cost was approximately $17.1 million and $22.6 million, respectively. On May 2, 2012, the Company entered into an Accelerated Stock Buyback agreement (“ASB agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase an aggregate of $160 million of PMC common stock. The Company will acquire these common shares as part of its $275 million stock repurchase program announced on March 13, 2012. During the nine months ended September 30, 2012, the Company received 22,228,520 shares from Goldman. These shares were cancelled during the second quarter of 2012. On October 2, 2012 Goldman Sachs completed the repurchase of the Company’s common stock under the ASB agreement and 4,600,788 shares were delivered and cancelled on October 5, 2012. The total shares repurchased under this ASB agreement are 26,829,309 common shares. The repurchased shares were retired immediately. Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit. As of September 28, 2013, the Company had spent $182.6 million of the announced $275 million stock repurchase program.

In addition, on November 10, 2011, the Board of Directors of the Company authorized a share repurchase plan for fiscal year 2012. Under the authorization, the Company may repurchase up to the sum of the number of shares of the Company’s common stock purchased in 2012 by Company employees under the Company’s qualified stock purchase plans and the number of shares of the Company’s common stock approved by the Board of Directors or its Compensation Committee for employee equity grants in 2012, at an aggregate cost to the Company of not more than $40 million. During the three months ended September 30, 2012, the Company repurchased and retired 4.3 million shares for approximately $25 million in cash. During the nine months ended September 30, 2012, the Company repurchased and retired 5.2 million shares for approximately $30.6 million in cash. Accordingly, the repurchased shares were recorded as a reduction of Common stock, Additional paid-in capital and Accumulated deficit.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “becoming,” “transitioning” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources and liquidity sufficiency, sources of liquidity, capital expenditures, interest income and expenses, restructuring activities, cash commitments, purchase commitments, use of cash, our expectation regarding our amortization of purchased intangible assets, our expectations regarding our business acquisitions, and our expectation regarding distribution from certain investments. Such statements, particularly in the “Business Outlook” section, are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. (See also “Risk Factors” Part II, Item 1A. and our other filings with the Securities and Exchange Commission (“SEC”)). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the filing date of this Quarterly Report.

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

The following discussion of the financial condition and results of our operations should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included in this Form 10-Q, with certain comparatives restated as described in Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 11. Error Correction.

Results of Operations

Third quarter of 2013 and 2012

Net revenues

	Third Quarter
($ millions)	2013	2012	Change
Net revenues	$128.9	$131.7	(2)%

Overall net revenues for the third quarter of 2013 were $128.9 million, a decrease of $2.9 million compared to the third quarter of 2012, mainly due to lower sales volumes. This 2% decrease in the current period compared to the same period of 2012 was mainly attributable to macro-economic uncertainty and continued cautious enterprise and carrier infrastructure spending which impacted each of the Storage, Optical and Mobile market segments.

Storage represented 66% of our net revenues in the third quarter of 2013 compared to 68% in the same period of 2012. The Storage net revenues decreased by 5% compared to the same quarter in 2012 mainly due to the factors described above. On a sequential basis, storage net revenues were up 2% mainly due to strength in storage and server Original Equipment Manufacturers (“OEM”) at our large customers offset by lower datacenter revenues in the third quarter. We also benefited from new platform ramps at our large customers.

Optical represented 20% of our net revenues in the third quarter of 2013 and 2012. The Optical net revenues decreased by 2% compared to the same quarter in 2012 due mainly to the factors described above. On a sequential basis, Optical net revenues decreased by 3% mainly due to declines in the legacy business offset by Optical Transport Network (“OTN”) growth driven mostly out of China.

Mobile represented 14% our net revenues for the third quarter of 2013 compared to 12% in the same period of 2012. The Mobile net revenues increased by 15% compared to the same quarter in 2012 due mainly to strength in the WinPath family of processors. On a sequential basis, mobile revenues were up 2% due to North America carrier recovery and customers in Europe and China are back to run rate on mobile-backhaul. In the third quarter of 2013, we announced the availability of our 4th generation WinPath4 mobile-backhaul processor, industry’s first backhaul processor that enables mobile operators to scale capacity in their backhaul networks while transitioning to Layer 3 Packet Transport Networks (PTN).

Gross profit

	Third Quarter
($ millions)	2013	2012	Change
Gross profit	$91.7	$92.7	(1)%
Percentage of net revenues	71%	70%

Our gross profit decreased by $1 million in the third quarter of 2013 on lower net revenues compared to the same period in 2012. Gross profit as a percentage of net revenues was 71% and 70% in the third quarter of 2013 and 2012, respectively. Our gross profit in the third quarter of 2013 was favorably impacted by approximately $2.3 million of warranty provision releases.

Operating expenses

	Third Quarter
($ millions)	2013	2012	Change
Research and development	$50.7	$55.6	(9)%
Percentage of net revenues	39%	42%
Selling, general and administrative	$26.4	$27.8	(5)%
Percentage of net revenues	20%	21%
Amortization of purchased intangible assets	$13.1	$11.6	13%
Percentage of net revenues	10%	9%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses decreased $4.9 million, or 9% compared to the same period last year. This was primarily the result of the decrease in lower tape-out related and outside service costs. On a sequential basis, R&D expenses were $2 million higher in the third quarter of 2013 compared to the second quarter of 2013. This was mainly due a reduction in a contingency accrual estimate by $2.9 million due as a result of changes in estimates related to our contingency provisions.

Selling, general and administrative (“SG&A”) expenses were $1.4 million, or 5% lower in the third quarter of 2013 compared to the same period last year, mainly due to lease exit costs recorded in the third quarter of 2012 with $nil in third quarter of 2013.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks increased by $1.5 million in the third quarter of 2013 compared to the same period in 2012 mainly due to amortization of intangible assets acquired from Integrated Device Technology Inc.’s (“IDT”) enterprise flash controller business.

Impairment of goodwill and purchased intangible assets

During the third quarter of 2012, the Company recognized impairment charges of $274.6 million due to weaker quarterly results and lower future projections than previously expected in the former Fiber-to-the-Home (“FTTH”) and Wintegra reporting units, respectively, related to the Company’s 2006 acquisition of Passave and 2010 acquisition of Wintegra. This was driven by slower adoption rates of FTTH technology in markets outside of Asia and prolonged weak carrier spending due to unfavorable macroeconomic conditions which negatively impacted Wintegra. These circumstances triggered the Company to perform step one of the impairment test and we determined that the estimated fair values of the reporting units were lower than their respective carrying values.

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

Other income (expense) and Provision for income taxes

	Third Quarter
($ millions)	2013	2012 (As Restated)	Change
Gain on investment securities and other	$1.8	$0.2	800%
Amortization of debt issue costs	$—	$(0.1)	(100)%
Foreign exchange gain	$(1.9)	$(2.5)	24%
Interest income (expense), net	$0.2	$(0.8)	125%
Provision for income taxes	$(4.2)	$5.5	176%

Gain on investment securities and other

We recorded a gain on sale of investment securities and other investments of $1.8 million and $0.2 million, related to the disposition of investments and investment securities in the third quarter of 2013 and 2012, respectively.

Amortization of debt issue costs

In the third quarter of 2012, we amortized $0.1 million of debt issue costs relating to our senior convertible notes. We retired the remainder of these notes in the fourth quarter of 2012, and accordingly recognized the remaining debt issue costs at that time.

Foreign exchange gain

We recognized a net foreign exchange loss of $1.9 million in the third quarter of 2013 compared to a net foreign exchange loss of $2.5 million in the third quarter of 2012. This was primarily due to foreign exchange gain and loss on the revaluation of our foreign denominated assets and liabilities. This was partly driven by the United States Dollar depreciating by approximately 2% during the third quarter of 2013 compared to approximately 3% depreciation during the third quarter of 2012, against currencies applicable to our foreign operations.

Interest income (expense), net

Net interest income was $0.2 million in the third quarter of 2013 compared to net interest expense of $0.8 million in the third quarter of 2012.

Provision for income taxes

See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 8. Income Taxes and Note 11. Error Correction for details.

First Nine months of 2013 and 2012

Net revenues

	First Nine Months
($ millions)	2013	2012	Change
Net revenues	$381.9	$401.6	(5)%

Net revenues for the first nine months of 2013 were $381.9 million compared to $401.6 million for the same period of 2012. This 5% decrease was mainly attributable to macro-economic uncertainty and continued cautious enterprise and carrier infrastructure spending, which impacted each of the Storage, Optical and Mobile market segments.

Storage represented 66% of our net revenues in the first nine months of 2013 compared to 65% in the same period of 2012. Storage net revenues decreased by 5% compared to the first nine months of 2012 mainly due to macro-economic uncertainty driving continued softness in enterprise spending. Accordingly, sales volume of our server and storage products were lower compared to the first nine months of 2012. This was partially offset by higher volumes of sales to Datacenter customers and continued ramp of 6G SAS products.

Optical represented 20% of our net revenues in the first nine months of 2013 compared to 21% in the same period of 2012. Optical net revenues decreased by 9% compared to the first nine months of 2012 mainly due to continued weakness in the macro-economic environment, which drove lower levels of carrier spending. Sales volumes were down from our Legacy metro aggregation transport and routing and switching products.

Mobile represented 14% of our net revenues in the first nine months of 2013 and 2012. Mobile net revenues decreased by 4% compared to the first nine months of 2012 mainly due to continued weakness in the macro-economic environment, which drove lower levels of carrier spending. Accordingly, sales volumes of our mobile backhaul products were lower compared to the first nine months of 2012.

Gross profit

	First Nine Months
($ millions)	2013	2012	Change
Gross profit	$269.6	$280.3	(4)%
Percentage of net revenues	71%	70%

Total gross profit decreased by $10.7 million in the first nine months of 2013 on lower net revenues compared to the same period in 2012. Gross profit as a percentage of net revenues was 71% and 70% in the first nine months of 2013 and 2012, respectively. Our gross margin was favorably impacted during the nine months ended September 28, 2013 by approximately $3.2 million of warranty provision releases.

Operating expenses

	First Nine Months
($ millions)	2013	2012	Change
Research and development	$157.0	$171.4	(8)%
Percentage of net revenues	41%	43%
Selling, general and administrative	$85.0	$86.0	(1)%
Percentage of net revenues	22%	21%
Amortization of purchased intangible assets	$34.7	$34.5	1%
Percentage of net revenues	9%	9%

Research and Development and Selling, General and Administrative Expenses

Our R&D expense decreased by $14.4 million, or 8%, in the first nine months of 2013 compared to the same period in 2012. This was primarily the result of the decrease in payroll-related costs, including termination costs, lower outside services due to the timing of projects and lower tape-out related costs incurred in the first nine months of 2013. In addition, R&D expenses in 2013 were favorably impacted by approximately $2.9 million as a result of changes in estimates related to our contingency provisions.

SG&A expenses decreased by $1.0 million, or 1%, in the first nine months of 2013 compared to the same period in 2012, mainly due to reduced exit costs in Israel and lower professional fees.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks increased by $0.2 million in the first nine months of 2013 compared to the same period in 2012. As described above, we wrote down the goodwill and intangible assets in third quarter of 2012 related to the 2006 acquisition of Passave and 2010 acquisition of Wintegra, Inc., by $274.6 million, resulting in this reduction of quarterly amortization charges offset by additional amortization of purchased intangible assets from IDT.

Other income (expense) and provision for income taxes

	First Nine Months
($ millions)	2013	2012	Change
Gain on investment securities and other	$1.8	$0.7	157%
Amortization of debt issue costs	$—	$(0.2)	(100)%
Foreign exchange gain (loss)	$1.7	$(2.0)	(185)%
Interest income (expense), net	$0.8	$(1.5)	153%
Provision for income taxes	$(13.0)	$(49.8)	74%

Gain on investment securities and other

We recorded a gain on sale of investment securities and other investments of $1.8 million related to the disposition of investment securities in the first nine months of 2013.

Amortization of debt issue costs

In the first nine months of 2012, we amortized $0.2 million of debt issue costs relating to our senior convertible notes. We retired the remainder of these notes in the fourth quarter of 2012, and accordingly recognized any remaining debt issue costs at that time.

Foreign exchange gain

We recognized a net foreign exchange gain of $1.7 million in the first nine months of 2013 compared to a net foreign exchange loss of $2.0 million in the first nine months of 2012. This was primarily due to foreign exchange gain and loss on the revaluation of our foreign denominated assets and liabilities. This was driven by the United States Dollar appreciating by approximately 3% during the first nine months of 2013 compared to approximately 2% depreciation during the first nine months of 2012, against currencies applicable to our foreign operations.

Interest income (expense), net

Net interest income was $0.8 million in the first nine months of 2013 compared to net interest expense of $1.5 million in the first nine months of 2012.

Provision for income taxes

See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 8. Income Taxes and Note 11. Error Correction for details.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our interim condensed consolidated financial statements, refer to our Annual Report on Form 10-K/A for the year ended December 29, 2012, which also provides commentary on our most critical accounting estimates.

As discussed more fully in our Form 10-K/A for the year ended December 29, 2012 in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Critical Accounting Policies and Estimates section and Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, goodwill is reviewed for impairment annually and more frequently if an event occurs or circumstances change that could reduce the fair value below its carrying value.

Business Outlook

The following is our outlook for the three months ending December 28, 2013 and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure:

(in millions, except for percentages)	GAAP Measure	Reconciling items		Non-GAAP measure
Net revenues	$118.5 – $129	$ –	(a)	$118.5 – $129
Gross profit %	69.8% – 70.8%	(0.17)%	(b)	70% – 71%
Operating expenses	$90 – $93	$20.9 – $21.9	(c)	$69 – $71
Provision for income taxes	**	**		$ nil

(in millions, except for percentages)	GAAP Measure	Reconciling items		Non-GAAP measure
Net revenues	$118.5 – $129	$ –	(a)	$118.5 – $129
Gross profit %	69.8% – 70.8%	(0.17)%	(b)	70% – 71%
Operating expenses	$90 – $93	$20.9 – $21.9	(c)	$69 – $71
Provision for income taxes	**	**		$ nil

(a)	As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenue is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. We expect the turns business percentage from the beginning of the third quarter of 2013 to be approximately 25%. A number of factors such as volatile macroeconomic conditions could impact achieving our revenue outlook.
(b)	This percentage relates to stock-based compensation expense and can vary depending on the volume of products sold given that many of our costs are fixed. The gross margin percentage will also vary depending on the mix of products sold.
(c)	The referenced amount consists of $6 million to $7 million of stock-based compensation expense and $15.1 million of amortization of purchased intangible assets.
**	The comparable GAAP measure is not available on a forward-looking basis without unreasonable effort.

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

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock. The combination of cash and cash equivalents, short-term investments, and long-term investment securities at September 28, 2013 totaled $210.0 million and is comprised of the following:

	September 28, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash and cash equivalents:
Cash	$72,612	$—	$—	$72,612
Money market funds	14,407	—	—	14,407

Total cash and cash equivalents	87,019	—	—	87,019

Short-term investments:
Corporate bonds and notes	10,640	413	(5)	11,048
US Treasury and Government Agency notes	2,383	37	—	2,420
Foreign Government and Agency notes	—	—	—	—

Total short-term investments	13,223	452	(5)	13,670

Long-term investment securities:
Corporate bonds and notes	77,833	54	(97)	77,790
US Treasury and Government Agency notes	29,453	37	(11)	29,479
Foreign Government and Agency notes	1,646	3	(1)	1,648
US States and Municipal securities	441	1	—	442

Total long-term investment securities	109,373	95	(109)	109,359

Total	$209,615	$547	$(114)	$210,048

*	Gross unrealized gains include accrued interest on investments of $0.4 million. The remainder of the gross unrealized gains and losses are included in the interim Condensed Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

Most of our cash and cash equivalents, short-term investments, and long-term investment securities balances at September 28, 2013 were held by our United States parent company and our Canadian subsidiary.

Operating Activities

In the first nine months of 2013, cash generated from operations was $43.2 million. Net income, after adding back non-cash expenses of $51.7 million amortization and depreciation and $19.5 million stock based compensation, was the main driver of our positive operating cashflow, with some benefit from normal changes in working capital, including improvement in accounts receivable collections at 43 days sales outstanding (Q3 2012—44 days).

Investing Activities

We had a net outflow of cash of $127.9 million from investing activities in the first nine months of 2013 compared to a net cash inflow of $60.6 million in the same period in 2012. During this period, we used $172.1 million to purchase investment securities, which is a typical use for our excess cash, and generated $8.5 million from redemptions and disposals of such investments securities. We also invested $13.3 million in property and equipment and intangible assets in the first nine months of 2013. On July 15, 2013, PMC announced the completion of the acquisition of Integrated Device Technology, Inc’s Enterprise Flash Controller Business for an aggregate cash purchase consideration of approximately $96.1 million (please see Part 1 – Financial Information. Item 1. Financial Statements – Note 2. Business Combinations for further details).

Financing Activities

Proceeds from employee related stock issuances in the first nine months of 2013 were $23.5 million. We also repurchased common stock for $22.5 million in the first nine months of 2013.

Contractual Obligations

As of September 28, 2013, we had cash commitments made up of the following:

	Payments due in:
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations:
Minimum Rental Payments	$38,824	$2,504	$16,367	$10,405	$9,548
Estimated Operating Cost Payments	17,087	1,011	7,094	5,230	3,752
Purchase and Other Obligations	11,472	4,635	6,837	—	—

Total	$67,383	$8,150	$30,298	$15,635	$13,300

In addition to the amounts shown in the table above, we have $89.5 million recorded as liability for unrecognized tax benefits as of September 28, 2013, and we are uncertain as to the amount and timing that these potential liabilities may be settled for.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $37.5 million at September 28, 2013 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $4.1 million of cash in the remainder of 2013 for property and equipment and purchases of intellectual property.

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

Based on a sensitivity analysis performed on the financial instruments held at September 28, 2013, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 100 basis points would result in a decline of approximately $2.1 million or an increase of approximately $1.4 million, respectively. The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required. If the counterparties to our foreign forward currency contracts that matured in the fiscal quarter ended September 28, 2013 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the third quarter of 2013 would have increased by $0.1 million. See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first nine months of 2013, we recorded a $3.6 million foreign exchange gain on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $3.4 million.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange act of 1934 is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer concluded that because of a continuing material weakness in our internal control over financial reporting as of December 29, 2012 – specifically regarding application and monitoring of our accounting for income taxes – our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this quarterly report. The underlying material weakness in our internal control over financial reporting and its impact on our disclosure controls and procedures is described in further detail in Item 9A “Controls and Procedures –Management’s Annual Report on Internal Control over Financial Reporting (Restated)” in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 29, 2012 (the “2012 10-K/A”). As described in further details in the previously-referenced section of the 2012 10-K/A, subsequent to December 29, 2012 and continuing through the period covered by this quarterly report, new and enhanced controls have been designed and begun to be implemented that we believe will remediate the underlying material weakness in our internal control over financial reporting.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on a limited number of customers for large portions of our net revenues. During each of the rolling twelve month periods ended September 28, 2013 and September 30, 2012, we had two customers that accounted for more than 10% of our revenues, namely, HP and EMC. During the first nine months of 2013 and 2012, our top ten customers accounted for approximately 65% and 66% of our net revenues, respectively. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $3.6 million foreign exchange gain on the revaluation of our income tax liability in the first nine months of 2013 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $3.2 million impact to our pre-tax net income.

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

Our past failure to maintain effective internal controls, or our inability to implement effective internal controls, could adversely affect our stock price.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). As disclosed in Item 9A “Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting (Restated)” in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 29, 2012 (the “2012 10-K/A”), management re-evaluated the effectiveness of our internal control over financial reporting and determined that the material weakness further described in the 2012 10-K/A existed as of December 29, 2012. Accordingly, as a result of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 29, 2012. As further described in the 2012 10-K/A, after September 28, 2013 but before the date of this filing, management designed and implemented new and enhanced controls necessary for continued compliance with the Act. Such controls may not operate effectively at all times and may result in a future material weakness disclosure. The identification of a material weakness in our internal control in our 2012 10-K/A, or the future identification of material weaknesses in our internal control, if any, could indicate a lack of proper controls to generate accurate financial statements and could cause investors to lose confidence and our stock price to drop.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934 during the three months ended September 28, 2013:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
June 30—July 27, 2013	—	—	—	$109.5
July 28—August 24, 2013	1,264,273	$6.37	1,264,273	$101.4
August 25—September 28, 2013	1,426,464	$6.34	1,426,464	$92.4

Total	2,690,737	$6.35	2,690,737

(1)	On March 13, 2012 the Company announced a $275 million stock repurchase program with no expiry date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As supplemental information to Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 11. Error Correction, the corresponding restated comparatives that will be presented in the Form 10-K for 2013 are provided below:

	As at		As at		As at
	June 29, 2013		March 30, 2013		December 29, 2012
	As	As Previously	As	As Previously	As	As Previously
(in thousands)	Restated	Reported	Restated	Reported	Restated	Reported
CONDENSED CONSOLIDATED BALANCE SHEETS
Non-current assets:
Prepaid tax expenses	$6,560	$2,856	$15,944	$10,441	$19,152	$11,851
Goodwill and other intangible assets, net	360,024	360,024	370,498	370,498	381,087	381,087
Total assets	$900,025	$896,857	$898,129	$892,626	$894,773	$887,472
Liabilities:
Accrued liabilities	$71,997	$74,887	$65,385	$65,385	$72,282	$72,282
Deferred tax and other long-term tax liabilities	$44,145	$47,282	$42,884	$45,909	$41,936	$44,849
Liability for unrecognized tax benefits—non-current	$34,363	$28,944	$35,243	$29,614	$34,957	$29,236
Stockholders’ equity:
Additional paid in capital	$1,578,962	$1,552,145	$1,575,249	$1,549,830	$1,552,936	$1,527,509
Accumulated deficit	$(932,656)	$(909,616)	$(926,226)	$(903,716)	$(917,825)	$(896,891)
Total stockholders’ equity	$645,730	$641,953	$649,399	$646,490	$635,928	$631,435
Total liabilities and stockholders’ equity	$900,025	$896,857	$898,129	$892,626	$894,773	$887,472

	Three Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Nine Months Ended
	April 1, 2012		July 1, 2012		July 1, 2012		September 30, 2012		September 30, 2012
(in thousands, except per share amounts)	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Provision for) recovery of income taxes	$(55,240)	$(57,811)	$(65)	$(519)	$(55,305)	$(58,330)	$5,515	$5,577	$(49,790)	$(52,753)
Net (loss) income	$(64,782)	$(67,353)	$351	$(103)	$(64,431)	$(67,456)	$(274,524)	$(275,907)	$(338,955)	$(343,363)
Net (loss) income per common share—basic	$(0.28)	$(0.29)	$—	$—	$(0.28)	$(0.29)	$(1.31)	$(1.32)	$(1.53)	$(1.61)
Net (loss) income per common share—diluted	$(0.28)	$(0.29)	$—	$—	$(0.28)	$(0.29)	$(1.31)	$(1.32)	$(1.53)	$(1.61)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net (loss) income	$(64,782)	$(67,353)	$351	$(103)	$(64,431)	$(67,456)	$(274,524)	$(275,907)	$(338,955)	$(343,363)
Comprehensive (loss) income	$(62,066)	$(64,637)	$(1,338)	$(1,792)	$(63,404)	$(66,429)	$(273,638)	$(275,021)	$(337,042)	$(341,450)
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
Cash flows from operating activities:
Net (loss) income	$(64,782)	$(67,353)	$351	$(103)	$(64,431)	$(67,456)	$(274,524)	$(275,907)	$(338,955)	$(343,363)
Changes in operating assets and liabilities:
Deferred taxes and income taxes payable	$(28,763)	$(26,192)	$25,061	$25,515	$(3,702)	$(677)	$(5,822)	$(5,884)	$(9,524)	$(6,561)

	Three Months Ended		Three Months Ended		Six Months Ended		Year ended
	March 30, 2013		June 29, 2013		June 29, 2013		December 29, 2012
(in thousands, except per share amounts)	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Research and development	$54,624	$54,624	$51,681	$54,571	$106,305	$109,195	$220,927	$220,927
(Provision for) recovery of income taxes	$(4,164)	$(2,589)	$(4,602)	$(1,181)	$(8,766)	$(3,770)	$(45,991)	$(49,052)
Net (loss) income	$(8,400)	$(6,825)	$(4,683)	$(4,152)	$(13,083)	$(10,977)	$(328,018)	$(332,524)
Net (loss) income per common share—basic	$(0.04)	$(0.03)	$(0.02)	$(0.02)	$(0.02)	$(0.01)	$(1.51)	$(1.54)
Net (loss) income per common share—diluted	$(0.04)	$(0.03)	$(0.02)	$(0.02)	$(0.02)	$(0.01)	$(1.51)	$(1.54)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net (loss) income	$(8,400)	$(6,825)	$(4,683)	$(4,152)	$(13,083)	$(10,977)	$(328,018)	$(332,524)
Comprehensive (loss) income	$(8,844)	$(7,269)	$(5,635)	$(5,104)	$(14,479)	$(12,373)	$(326,256)	$(330,762)
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
Cash flows from operating activities:
Net (loss) income	$(8,400)	$(6,825)	$(4,683)	$(4,152)	$(13,083)	$(10,977)	$(328,018)	$(332,524)
Changes in operating assets and liabilities:
Deferred taxes and income taxes payable	$5,258	$3,683	$(1,829)	$530	$3,429	$4,213	$(12,395)	$(9,334)
Excess tax benefits from stock option transactions	$(231)	$—	$(401)	$—	$(632)	$—	$(14,232)	$—
Cash flows from financing activities
Excess tax benefits from stock option transactions	$231	$—	$401	$—	$632	$—	$14,232	$—

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q
2.1	Asset Purchase agreement by and among PMC-Sierra, Inc., Integrated Device Technology, Inc., and Integrated Device Technology (Malaysia) Sdn. Bhd., dated as of May 29, 2013.	8-K	0-19084	5/29/2013	2.1

10.1	Credit Agreement dated as of August 2, 2013 by and among PMC-Sierra, Inc., a Delaware Corporation, PMC-Sierra US, Inc., a Delaware Corporation, Bank of America, N.A., as administrative agent, and the lenders party thereto.	8-K	0-19084	8/5/2013	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC. (Registrant)

Date: November 12, 2013	/s/ Steven J. Geiser
Steven J. Geiser
Vice President, Chief Financial Officer and Principal Accounting Officer