Form 10-K
period 2013-12-28
PMC SIERRA INC
filed 2014-02-26
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of the Common Stock on June 29, 2013 as reported by the NASDAQ Global Select Market, was approximately $0.6 billion. Shares of Common Stock held by each executive officer and director and by each person known to the registrant who owns more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2014, the registrant had 194,431,257 shares of Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 28, 2013.

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

OVERVIEW

PMC-Sierra, Inc. (the “Company” or “PMC”) is a semiconductor and software solution innovator transforming networks that connect, move and store Big Data. The Company designs, develops, markets and supports semiconductor, embedded software, and board level solutions by integrating its mixed-signal, software and systems expertise through a network of offices in North America, Europe and Asia.

We have approximately 700 different semiconductor devices that are sold to leading equipment and design manufacturers, who in turn supply their equipment principally to enterprises, Cloud Data Centers and carriers worldwide. We provide solutions for our customers by leveraging our intellectual property, design expertise and systems knowledge across a broad range of applications and industry protocols. PMC’s portfolio of semiconductor devices is used in various applications of storage and communications network infrastructure equipment. Building on a track record of technology leadership, we are driving innovation across storage, optical and mobile networks. Our highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

PMC was incorporated in the state of California in 1983 and reincorporated in the state of Delaware in 1997. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “PMCS”. Our fiscal year ended on the last Sunday of the calendar year in 2011. Since fiscal year 2012, our fiscal year has ended on the last Saturday of the calendar year. Fiscal year 2013 and 2012 consisted of 52 weeks and fiscal year 2011 consisted of 53 weeks.

INDUSTRY OVERVIEW

Mobile and Internet traffic is growing at an unprecedented rate, driven by the continued rise of mobile broadband, Data Center-based cloud services and Internet-based video content. Cisco predicts that by 2017, global Internet IP traffic will have tripled to 120 petabytes per month and mobile data traffic will have grown to nearly 12 exabytes per month. This bandwidth growth in conjunction with industry wide momentum behind cloud-based service delivery is placing an incredible strain on mobile, metro optical and enterprise Data Center networks in order to meet the needs of new applications such as social media, cloud-storage and video-streaming to name a few. This insatiable demand for real-time access to high bandwidth digital content is driving traditional service providers and Data Center operators to upgrade and improve their network infrastructure and storage management capabilities to better connect, move and store Big Data efficiently and securely.

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

OUR BUSINESS STRATEGY

Our mission is to be the semiconductor and software solution innovator transforming networks that connect, move and store Big Data. We achieve this by integrating our mixed-signal, software, and systems expertise to deliver industry-leading products with best-in-class quality, service, and technical support. The semiconductor solutions we develop are based on our in-depth knowledge of network applications, system requirements and networking protocols, as well as high-speed mixed-signal and system-on-chip design expertise. To realize our mission while expanding our business profitably, our business strategy can be summarized as follows:

1.	Leverage our mixed signal, software and systems expertise to be the leading supplier of silicon and embedded software solutions for Storage, Optical, and Mobile networks;

2.	Deliver best-in-class performance and integration to lead the server and storage system market segments, for both Enterprise and Cloud Data Centers;

3.	Build on our position as the leading telecom silicon provider to enable the most integrated Optical Transport Network (“OTN”) and Passive Optical Network (“PON”) solutions in the metro and access networks; and

4.	Enable mobile broadband via 4G LTE by providing a seamless transition to packet based backhaul with our multi-service network processor platform and integrated Radio solutions to allow our customers to leverage available spectrum.

OUR PRODUCTS AND MARKET SEGMENTS  THAT WE SERVE

Our portfolio of semiconductor devices are used in various applications of communications network infrastructure equipment and enable the transporting and storing of large quantities of digital data, in a secure manner.

Our semiconductor devices enable networking equipment primarily in three market segments: Storage, Optical and Mobile networks. In 2013, the storage network represented 67% of total revenues, the optical network represented 19% of total revenues, and the mobile network represented 14% of total revenues.

Storage

Our Storage products are supplied directly to Original Equipment Manufacturers (“OEMs”) and channel customers. Our products and solutions for the Storage market segment enable high-speed communications between the servers, switches and storage devices that comprise these systems thus allowing large quantities of data to be stored, managed and moved securely. As storage demand continues to grow, managing the data becomes more critical for the operation of the entire company or service provider. Our focus in this area is in developing controllers and switches for high-performance storage systems in Cloud and Enterprise Data Center applications. Our solutions range from chip level offerings to full board, RAID stack, management and application software (e.g. SSD Caching). We also include printer Application-specific Integrated Circuits (“ASICs”) and Microprocessors for Enterprise Networking in this market segment as they are most aligned with our Enterprise storage customers. In 2013, PMC acquired Integrated Device Technology, Inc.’s (“IDT”) Enterprise Flash Controller business and certain PCI express (“PCIe”) switch assets (see Item 8—Financial Statements and Supplemental Data, Note 2—Business Combinations). The acquisition accelerates the Company’s product offering in the Enterprise Flash Controller and PCI Express Switch businesses, including the world’s first NVM Express (“NVMe”) flash controller. Currently, the Storage market segment represents 67% of our net revenues.

Storage products and/or applications incorporating PMC’s semiconductor solutions	PMC Products	Examples of OEMs(1)
Storage Area Networks	RAID-on-Chip (RoC)	Dell
Server Attached Storage	Controllers	EMC
SSD Cache Performance	Expanders	Huawei-Symantec
Enterprise Networking	Loop Switches/Microprocessors	HP
Data Center	Physical Layer Products	Hitachi
High Speed Laser and Multi-Function Printers	MIPs Processors	IBM, NetApp

(1)	Examples in the order listed refer to Dell Inc., EMC Corp., Chengdu Huawei-Symantec Technologies Co., Hewlett-Packard Company, Hitachi, Ltd., International Business Machines Corporation, NetApp, Inc.

Optical

Our Optical products include our Wide Area Network communication products focused on Metro and access networks, including Optical Transport Networks (“OTN”), Synchronous Optical Networks (“SONET”), Asynchronous Transfer Mode (“ATM”) and Fiber to the Home. Our Metro products are used in equipment such as edge routers, multi-service provisioning platforms, and optical transport platforms where signals are gathered, processed and transmitted to the next destination as quickly and efficiently as possible in the metro area network. For high-capacity data communication over fiber optic systems, the standard used for more than a decade is SONET in North America and parts of Asia, and is Synchronous Digital Hierarchy (“SDH”) in the rest of the world. Carriers are now starting to migrate their metro networks to packet-based networks based on OTN standards. OTN equipment is starting to be deployed in the metro and access portions of the network. PMC’s OTN product family is on track to put us in a lead position in this emerging network technology. Currently, the Optical market segment represents 19% of our net revenues.

Optical products and/or applications incorporating PMC’s semiconductor solutions	PMC Products	Examples of OEMs(1)
Optical Transport Network	OTN switches	Alcatel-Lucent
— P-OTP/P-OTS	OTN Framers	Ciena
— ROADM/DWDM	Ethernet (Framers, Mappers, MAC)	Cisco
Carrier/Ethernet/Switch/Routers	SONET/SDH Framers	FiberHome
Multi-service switches	Cross Connects	Huawei
— MSPP/MSTP/ADM	T1/E1 Mappers/Framers	Juniper
Passive Optical Network	DS-3/E3 Mappers/Framers	Nokia Siemens
— EPON & 10G-EPON		Tellabs
— GPON & XG-PON		ZTE

(1)	Examples in the order listed refer to Alcatel-Lucent, S.A., Ciena Corp., Cisco Systems, Inc., Fiberhome Telecommunication Technologies Co., Ltd., Huawei Technology Co. Ltd., Juniper Networks, Inc., Nokia Corporation, Tellabs Inc., and ZTE Corporation.

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

SALES, MARKETING AND DISTRIBUTION

Our sales and marketing strategy is to have our products designed into our customers’ equipment by developing superior products for which we provide best-in-class service and technical support. Our marketing team is focused on developing new products and solutions that meet the needs of our customers, including OEMs and original design manufacturers. We are often involved in the early stages of design concerning our customers’ plans for new equipment. This helps us determine if our existing products can be used in their new equipment or if new devices or software need to be developed for the application. To assist us in our planning process, we are in regular contact with our key customers to discuss industry trends, emerging standards and ways in which we can assist in their new product requirements.

Our sales team is focused on selling and supporting our chips and chipsets for equipment providers who are in turn selling their products to service providers, enterprises, or consumers. To better match our available sales resources to market opportunities, we also focus our sales and support efforts on targeted customers.

We sell our products to end customers directly and through distributors and independent contract manufacturers’ representatives. In 2013, approximately 25% of our orders were shipped through distributors, approximately 47% were shipped by us directly to contract manufacturers selected by OEMs, and the balance was shipped directly to our OEM customers.

In 2013, our largest distributor was Macnica Inc. which sold our products into Japan and Taiwan. In 2013, sales shipped through Macnica represented 10% of our total net revenues. Our second largest distributor is Avnet Inc. Sales shipped through Avnet in 2013 represented 9% of our total net revenues.

In 2013, we had two end customers, Hewlett-Packard Company and EMC Corp., which each accounted for more than 10% of our net revenues.

Our sales outside of the United States, based on customer billing location, accounted for 89%, 86% and 83% of total revenue in 2013, 2012 and 2011, respectively. Our sales to customers in Asia, including Japan and China, were 78%, 78% and 73% of total revenues in 2013, 2012 and 2011, respectively.

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

Wafer Fabrication

We manufacture our products at independent foundries using standard Complementary Metal Oxide Semiconductor process techniques. We have in the past purchased silicon wafers from which we manufacture our products from Globalfoundries Inc., Taiwan Semiconductor Manufacturing Corporation (“TSMC”), Texas Instruments Incorporated and United Microelectronics Corporation (“UMC”). These independent foundries produce the wafers for our networking semiconductor products ranging in sizes from 0.18 microns to 28 nanometers. By using independent foundries to fabricate our wafers, we are better able to concentrate our resources on designing, developing and testing new products. In addition, we avoid the fixed costs associated with owning and operating fabrication and chip assembly facilities and the costs associated with updating these facilities to manage constantly evolving process technologies.

We have existing supply agreements with UMC and TSMC. Generally, terms include but are not limited to, supply terms without minimum unit volume requirements for PMC, indemnification and warranty provisions, quality assurances and termination conditions.

Assembly and Test

Once our wafers are fabricated, they must be probed or inspected to identify which individual units, referred to as die, were properly manufactured. Most wafers that we purchase are sent directly to an outside assembly house where the die are individually cut and packaged into semiconductor devices. The individual devices are then run through various electrical, mechanical and visual tests before customer delivery. PMC outsources all of its wafer probe, assembly and final testing to independent subcontractors.

Quality Assurance

The industries that we serve require high quality, reliable semiconductors for incorporation into their equipment. We pre-qualify each vendor, foundry, assembly and test subcontractor. Wafers supplied by outside foundries must meet our incoming quality and test standards. The testing function is performed predominantly by independent Asian and U.S. companies.

PMC also manufactures and sells Printed Circuit Board-based products. These products are assembled and tested by an independent contract manufacturer before shipping to a distribution center. The design, materials, production test and packaging are specified by PMC and the manufacturing subcontractors are qualified and regularly audited by PMC.

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

At the end of fiscal 2013, we had design centers in the United States (California, Pennsylvania, Texas, Oregon, Colorado and New Jersey), Canada (British Columbia, Alberta, Saskatchewan and Quebec), Israel (Herzliya), China (Shanghai), Germany (Ismaning and Neckarsulm) and India (Bangalore).

Our research and development spending was $211.0 million in 2013, $220.9 million in 2012, and $227.1 million in 2011.

BACKLOG

Our sales originate from customer purchase orders. However, our customers frequently revise order quantities and shipment schedules to reflect changes in their requirements. As of December 28, 2013, our backlog of products scheduled for shipment within three months totaled approximately $87 million. Unless our customers cancel or defer to a subsequent year with respect to a portion of this backlog, we expect this entire backlog to be filled in 2014. As of December 29, 2012, our backlog of products scheduled for shipment within three months totaled approximately $89 million.

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

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have a total of 673 U.S. and 24 foreign patents for circuit designs and other innovations used in the design and architecture of our products. In addition, we have 124 patent applications pending in the U.S. Patent and Trademark office and 9 patent applications pending in foreign countries. Our patents typically expire 20 years from the patent application date, with our existing patents expiring between 2014 and 2034.

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

EMPLOYEES

As of December 28, 2013, we had 1,448 employees, including 878 in Research and Development, 102 in Production and Quality Assurance, 309 in Sales and Marketing and 159 in Administration. Our employees are not represented by a collective bargaining agreement and we have never experienced any related work stoppage.

ADDITIONAL INFORMATION AND SEC  REPORTS

Our principal executive offices are located at 1380 Bordeaux Drive, Sunnyvale, CA 94089. Our website is www.pmcs.com. The information accessed on or through our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our webpage after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our operating results may be impacted by rapid changes in demand due to the following:

•	variations in our turns business;

•	short order lead-time;

•	customer inventory levels;

•	production schedules; and

•	fluctuations in demand.

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

We depend on a limited number of customers for large portions of our net revenues. In 2013, 2012 and 2011, we had two end customers that accounted for more than 10% of our net revenues, namely, HP and EMC.

In 2013, 2012 and 2011, our top ten customers accounted for more than 60% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

Recently there has been increased focus on environmental protection and social responsibility initiatives. We may choose or be required to implement various standards due to the adoption of rules or regulations that result from these initiatives, such as with respect to the use of “conflict minerals”, which are certain minerals that originate in the Democratic Republic of the Congo or adjoining countries. Our customers may also require us to implement environmental or social responsibility procedures or standards before they will continue to do business with us or order new products from us. Our adoption of these procedures or standards could be costly, and our failure to adopt these standards or procedures could result in the loss of business or fines or other costs.

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

We do not have employment agreements in place with many of our key personnel. As employee incentives, we issue common stock options, restricted stock, and performance-based restricted stock which are subject to vesting. In addition, the options have exercise prices at the market value on the grant date. As our stock price varies substantially, the equity awards to employees are effective as retention incentives only if they have economic value.

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

Our customers are increasingly price conscious, as semiconductors sourced from third party suppliers comprise a greater portion of the total materials cost in networking equipment. We continue to experience aggressive price competition from other companies that wish to enter into the market segments in which we participate. These circumstances may make some of our products less competitive, and we may be forced to decrease our prices significantly to win a design. We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

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

Increasingly our customers require warranty protection for periods beyond our standard warranty and for expansive remedies that include direct and indirect damages. We negotiate these so called “epidemic failure warranty” provisions rigorously and seek liability caps but, nonetheless, this extraordinary warranty exposure may adversely affect our financial results.

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

The final determination of our income tax liability may be materially different from our initial income tax provision.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $4.7 million foreign exchange gain on the revaluation of our income tax liability in 2013 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $3.3 million impact to our pre-tax net income.

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

Acquiring products, intellectual property, technologies and businesses from third parties is a core part of our business strategy. That strategy depends on the availability of suitable acquisition candidates at reasonable prices and our ability to resolve challenges associated with integrating acquired businesses into our existing business. These challenges include integration of product lines, sales forces, customer lists and manufacturing facilities, development of expertise outside our existing business, diversion of management time and resources, possible divestitures, inventory write-offs and other charges. We also may be forced to replace key personnel who may leave us as a result of an acquisition. We cannot be certain that we will find suitable acquisition candidates or that we will be able to meet these challenges successfully. Acquisitions could also result in customer dissatisfaction, performance problems with the acquired company, investment, or technology, the assumption of contingent liabilities, or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in integrating any acquired businesses, products or technologies and may not achieve anticipated revenues and cost benefits.

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

Our current product roadmap is dependent, in part, on successful acquisition and integration of intellectual property cores developed by third parties. If we experience difficulties in obtaining or integrating intellectual property from these third parties, it could delay or prevent the development of our products in the future.

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

We may have to invest significant capital and other resources to alleviate problems with our products. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose or experience a delay in market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers.

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

We do not own or operate a wafer fabrication facility. In 2013, three outside wafer foundries supplied more than 92% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We also have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough or at an acceptable cost, to satisfy our production requirements.

Some companies that supply products to our customers are similarly dependent on a limited number of suppliers. These other companies’ products may represent important components of networking equipment into which our products are designed. If these companies are unable to produce the volumes demanded by our customers, our customers may be forced to slow down or halt production on the equipment for which our products are designed, which could materially reduce our order levels.

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

We have identified a material weakness in our internal controls, and we cannot provide assurance that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the Act). Our controls necessary for continued compliance with the Act may not operate effectively at all times. Our most recent evaluation of our internal controls resulted in our conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective. If our internal control over financial reporting or our disclosure controls and procedures remain ineffective, we may be unable to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

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

We have operations, concentrated primarily on research and development, located in Israel and India that employ approximately 142 and 158 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry. This often results in expensive and lengthy litigation. We, and our customers or suppliers, may be accused of infringing patents or other intellectual property rights owned by third parties in the future. An adverse result in any litigation against us or a customer or supplier could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to use the infringing technology. In addition, we may not be able to develop non-infringing technology or find appropriate licenses on reasonable terms or at all. Although some of our suppliers have agreed to indemnify us against certain intellectual property infringement claims or other losses relating to their products, these contractual indemnification rights may not cover the full extent of losses we incur as a result of these suppliers’ products.

Patent disputes in the semiconductor industry between industry participants are often settled through cross-licensing arrangements. Our portfolio of patents may not have the breadth to enable us to settle an alleged patent infringement claim through a cross-licensing arrangement. Patent disputes brought by non-practicing entities (patent holders who do not manufacture products but only seek to monetize patent rights) cannot be settled through cross-licensing and cannot be avoided through cross-licensing with industry practitioners. We may therefore be more exposed to third party claims than some of our larger competitors and customers.

Customers may make claims against us in connection with infringement claims made against them that are alleged to relate to our products or components included in our products, even where we obtain the components from a supplier. In such cases, we may incur monetary losses due to cost of defense, settlement or damage award and non-monetary losses as a result of diverting valuable internal resources to litigation support. To the extent that claims against us or our customers relate to third party intellectual property integrated into our products, there is no assurance that we will be fully indemnified by our suppliers against any losses.

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

We regularly face attempts by others to gain unauthorized access through the Internet to our information technology systems, such as when such parties masquerade as authorized users or surreptitiously introduce software. We might become a target of computer hackers who create viruses to sabotage or otherwise attack our products and services. Hackers might attempt to penetrate our network security and gain access to our network and our data centers, misappropriate our or our customers’ proprietary information, including personally identifiable information, or cause interruptions of our internal systems and services. We seek to detect and investigate these security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our products; reduce the value of our investment in R&D, product development, and marketing; and could motivate third parties to assert against us or our customers claims related to loss of confidential or proprietary information, end-user data, or system reliability. Our business could be subject to significant disruption, and we could suffer monetary and other losses, including the cost of product recalls and returns and reputational harm, in the event of such incidents and claims.

Securities we issue to fund our operations could dilute your ownership.

We may decide to raise additional funds through public or private debt or equity financing. If we raise funds by issuing equity securities, the percentage ownership of current stockholders will be reduced and the new equity securities may have rights that take priority over your investment. We may not obtain sufficient financing on terms that are favorable to you or us. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

Our stock price has been and may continue to be volatile.

We expect that the price of our common stock may continue to fluctuate significantly, as it has in the past. In particular, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.

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

During 2013, we leased properties in 33 locations worldwide. During the year, we reduced our total leased area from approximately 549,000 square feet to approximately 548,000 square feet. Approximately 10% of the space we leased was excess at December 28, 2013 and 63% of the excess space had been subleased.

We lease approximately 65,000 square feet in Sunnyvale, California, to house our U.S. design, engineering, sales and marketing operations.

Our Canadian operations are primarily located in Burnaby, British Columbia where we lease approximately 138,000 square feet of office space. This location supports a significant portion of our product development, manufacturing, marketing, sales and testing activities.

In addition to the two major sites in Sunnyvale and Burnaby, at the end of 2013 we also operated 14 additional research and development centers: three in Canada, six in the U.S., one in Bangalore, India, one in Israel, two in Germany, and one in Shanghai, China.

At the end of 2013, we also had 15 sales/operations offices located in Europe, Asia, and North America.

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

Stock Price Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the NASDAQ Global Select Market:

Fiscal 2013	High	Low
First Quarter	$6.85	5.28
Second Quarter	6.75	5.56
Third Quarter	7.08	6.16
Fourth Quarter	7.01	5.63

Fiscal 2012	High	Low
First Quarter	$7.29	$5.49
Second Quarter	7.69	5.98
Third Quarter	6.37	5.32
Fourth Quarter	5.64	4.69

To maintain consistency, the information provided above is based on the last day of the calendar quarter rather than the last day of the fiscal quarter.

Stockholders

As of February 19, 2014, there were 662 holders of record of our Common Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business or to fund acquisitions and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for PMC, the line-of-business index for semiconductors and related devices (SIC code 3674) furnished by Research Data Group, Inc., and the S&P 500 Index. In addition, we have included the Russell 3000 Index, a broad equity market index in which we are included. We have determined that the companies included in the Russell 3000 Index more closely match our company characteristics than the companies included in the S&P 500 Index, as the Russell 3000 Index includes companies in the semiconductor industry and related industries with similar size and median market capitalization. The graph assumes the investment of $100 on December 31, 2008. The performance shown is not necessarily indicative of future performance.

SOURCE: RESEARCH DATA GROUP, INC

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On March 13, 2012, the Board of Directors of the Company announced a share repurchase program for up to $275 million of its common stock. In connection with this program, on May 2, 2012, the Company entered into an Accelerated Share Buyback agreement (“ASB agreement”) with Goldman, Sachs & Co. to repurchase an aggregate of $160 million of PMC common stock, which was completed on October 5, 2012 with the final delivery of shares.

During 2013, the Company repurchased 13 million shares of PMC common stock for a total of $79 million. The Company acquired these common shares as part of its $275 million stock repurchase program announced on March 13, 2012. The repurchased shares were retired immediately upon delivery. Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.

The following table represents a month-to-month summary of the stock purchase activity pursuant to our share repurchase program in the fourth quarter of fiscal year 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
September 29—October 26, 2013	342,611	$6.46	342,611	$90.2
October 27—November 23, 2013	4,911,908	$5.82	4,911,908	$61.6
November 24—December 28, 2013	4,198,385	$6.08	4,198,385	$36.0

Total	9,452,904	$5.96	9,452,904

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth data from our consolidated financial statements for each of the last five fiscal years.

	Year Ended (in thousands, except for per share data)
	December 28, 2013(1)	December 29, 2012(2)*	December 31, 2011(3)*	December 26, 2010(4)*	December 27, 2009(5)*
STATEMENT OF OPERATIONS DATA:
Net revenues	$508,028	$530,997	$654,304	$635,082	$496,139
Cost of revenues	149,213	158,849	211,190	203,646	165,915
Gross profit	358,815	372,148	443,114	431,436	330,224
Research and development	211,047	220,927	227,106	187,467	149,184
Selling, general and administrative	112,770	112,479	118,601	104,117	84,942
Amortization of purchased intangible assets	48,245	45,321	44,182	29,932	39,344
Impairment of goodwill and purchased intangible assets	—	274,637	—	—	—
Restructuring costs and other charges	—	—	—	403	888

(Loss) income from operations	(13,247)	(281,216)	53,225	109,517	55,866
Revaluation of liability for contingent consideration	—	—	29,376	—	—
Gain (loss) on investment securities and other	1,879	1,523	845	3,978	(367)
Amortization of debt issue costs and gain on extinguishment of debt, net	(80)	(167)	(200)	(200)	(200)
Foreign exchange gain (loss)	4,043	(1,512)	344	(2,360)	(2,371)
Interest income (expense), net	907	(1,586)	(2,267)	(1,248)	(2,511)
Gain on investment in Wintegra, Inc.	—	—	—	4,509	—
Provision for income taxes	(25,756)	(37,301)	(9,897)	(37,064)	(9,089)

Net (loss) income	$(32,254)	$(320,259)	$71,426	$77,132	$41,328

Net (loss) income per share—basic	$(0.16)	$(1.48)	$0.31	$0.33	$0.18
Net (loss) income per share—diluted	$(0.16)	$(1.48)	$0.30	$0.33	$0.18
Shares used in per share calculation—basic	203,882	216,593	233,210	231,427	226,225
Shares used in per share calculation—diluted	203,882	216,593	235,184	234,787	229,567

	As at
	December 28, 2013(1)	December 29, 2012(2)*	December 31, 2011(3)*	December 26, 2010(4)*	December 27, 2009(5)*
	(in thousands)
BALANCE SHEET DATA:
Working capital	$89,698	$187,432	$216,830	$110,565	$231,285
Cash and cash equivalents	100,038	169,970	182,571	203,089	192,841
Short-term investments	10,894	11,431	104,391	98,758	67,928
Long-term investment securities	103,391	91,778	226,619	281,678	192,636
Total assets	849,951	899,275	1,418,461	1,548,927	1,148,545
Credit facility and short-term loan	30,000	—	—	180,991	—
Convertible notes	—	—	65,122	61,605	58,356
Long-term obligations	11,108	22,793	1,284	8,940	6,211
Stockholders’ equity	586,824	648,687	1,109,517	1,031,315	903,079

There were no cash dividends issued during the years ended December 28, 2013, December 29, 2012, December 31, 2011, December 26, 2010, and December 27, 2009.

*	Certain amounts in our 2009—2012 consolidated financial statements presented in these tables have been restated. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 19. Error Corrections and Item 9B, Other Information.

(1)	Operating results for the year ended December 28, 2013 include $0.9 million stock-based compensation expense, $0.1 million termination costs, $0.8 million acquisition-related costs, and $2.3 million reversal of accruals included in Cost of revenues; $11.1 million stock-based compensation, $2.8 million acquisition-related costs, $4.1 million termination costs, $0.5 million asset impairment and $2.9 million reversal of accruals included in Research and development expenses; $14.3 million stock-based compensation, $1.1 million acquisition-related costs, $1.8 million termination costs, $2.2 million asset impairment and $1.3 million reversal of accruals included in Selling, general and administrative expense; $4.7 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); and $25.8 million provision for income taxes, including $23.3 million tax recovery related to certain foreign income tax credits, $18.1 million income tax provision relating to intercompany transactions, $6.7 million provision for unrecognized income tax benefits, $6.3 million income tax provision related to stock based compensation and other non-deductible expenses, $10.6 million deferred income tax provision related to non-deductible intangible asset amortization and impairment, $4.2 million income tax provision for true up relating to prior periods, $2.3 million tax recovery for income taxes related to income from operations, $1.3 million income tax benefit related to state income taxes, $10.2 million net income tax benefit relating to foreign subsidiaries and rate differences, $6.3 million deferred tax benefit related to changes in assessments for Federal tax credits, $4.7 million tax recovery from other changes in deferred taxes and $36.3 million income tax provision related to changes in valuation allowance.

(2)	Operating results for the year ended December 29, 2012 include $0.9 million stock-based compensation expense, $0.1 million asset impairment, and $0.1 million termination costs included in Cost of revenues; $11.6 million stock-based compensation, $2.2 million acquisition-related costs, $2.7 million termination costs, and $1 million asset impairment included in Research and development expenses; $13.9 million stock-based compensation, $2.4 million lease exit costs, $1.6 million acquisition-related costs, $1.1 million termination costs, and $0.3 million asset impairment included in Selling, general and administrative expense; $1.5 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $3.2 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $37.3 million provision for income taxes, including $104.8 million income tax provision related to an intercompany transactions, $23.7 million tax benefit related to the Federal credits, $19.2 million income tax benefit relating to foreign income tax credits, $17.6 million deferred income tax provision on stock option related loss carry-forwards recognized in stockholders’ equity, $11.6 million income tax provision related to stock based compensation and other non-deductible expenses, $0.9 million unrecognized tax benefits, $104.4 million deferred tax provision related to non-deductible intangible asset amortization and impairment, $12.3 million income tax benefit for adjustments relating to prior periods, $99.0 million income tax benefit relating to income from operations, $6.6 million net tax recovery relating to foreign subsidiaries and rate differences, $1.0 million tax benefit from other changes in deferred taxes and $40.3 million income tax benefit related to changes in valuation allowance.

(3)

Operating results for the year ended December 31, 2011 include $0.9 million stock-based compensation expense and $9.1 million acquisition-related costs included in Cost of revenues; $11.6 million stock-based compensation, $3 million asset impairment, and $0.2 million acquisition-related costs included in Research and development expenses; $14.5 million stock-based compensation, $3.5 million acquisition-related costs, and $2.8 million lease exit costs included in Selling, general and administrative expense; $0.5 million recovery of impairment on investment securities and other, included in Gain (loss) on investment securities and other; $0.6 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); $3.5 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, $1.2 million accretion of liability for contingent consideration and $0.3 million interest expense related to short-term loan included in Interest expense, net; and $9.9 million provision for income taxes, including $25.9 million deferred income tax benefit for true up relating to prior periods, $33.9 million income tax provision related to intercompany transactions, $28.5 million income tax provision relating to income from operations, $3.3 million income tax provision related to Federal credits, $18.5 million income tax benefit related to foreign tax credits, $2.9 million income tax provision related to State income taxes, $2.1 million of stock option related loss carry-forwards recognized in stockholders’ equity, $28.2 million net tax benefit related to foreign subsidiary and rate differences, $5.1 million of unrecognized income tax benefits, $1.3 million net income tax benefit related to stock-based compensation and other non-deductible expenses, $3.8 million deferred tax recovery related to non-deductible intangible asset amortization, $0.5 million benefit from other changes in deferred taxes and $4.7 million income tax provision related to changes in valuation allowance.

(4)	Operating results for the year ended December 26, 2010 include $0.8 million stock-based compensation expense and $1 million acquisition-related costs included in Cost of revenues; $9 million stock-based compensation and $4.9 million asset impairment included in Research and development expenses; $12.1 million stock-based compensation and $6.9 million acquisition related costs included in Selling, general and administrative expense; $3.8 million recovery of impairment on investment securities included in Gain (loss) on investment securities and other; $1.8 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $3.2 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, and $1.1 million interest expense related to short-term loan included in Interest expense, net; and $37.1 million net income tax provision, including $19.9 million sheltered by the benefit of stock option related loss carry-forwards recognized in stockholders’ equity, $7.8 million income tax provision related to income from operating results, $14.2 million provision for income taxes related to inter-company transactions, $5.5 million income tax provision for adjustments relating to prior periods, $4.1 million net income tax recovery related to foreign exchange translation of a foreign subsidiary, $5.3 million net recovery related to unrecognized income tax benefits, $0.6 million deferred tax recovery related to non-deductible intangible asset amortization, and $0.3 million income tax recovery related to stock-based compensation.

(5)	Operating results for the year ended December 27, 2009 include $0.8 million stock-based compensation expense included in Cost of revenues; $8.7 million stock-based compensation expense and $1 million termination costs included in Research and development expenses; $12 million stock-based compensation expense and $0.6 million termination costs included in Selling, general and administrative expenses; $0.5 million loss on subleased facilities included in Gain (loss) on investment securities and other; $2.7 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $3 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $9.1 million provision for income tax which includes $32.7 million income tax provision on stock option related loss carry-forwards recognized in stockholders’ equity, $23.8 million income tax recovery related to inter-company transactions, $6.5 million net income tax recovery related to foreign exchange translation of a foreign subsidiary, $4.8 million income tax provision related to income from operating results, $1.5 million income tax provision based on completed filings and assessments received from tax authorities, $2.5 million relating to unrecognized income tax benefits and $2.1 million deferred income tax recovery related to non-deductible intangible asset amortization.

Quarterly Comparisons

	Quarterly Data (in thousands except for per share data)
	Year Ended December 28, 2013				Year Ended December 29, 2012
	Fourth(1)	Third(2)*	Second(3)*	First(4)*	Fourth(5)*	Third(6)*	Second(7)*	First(8)*
STATEMENT OF OPERATIONS DATA:
Net revenues	$126,872	$128,411	$127,584	$125,161	$129,418	$131,723	$137,762	$132,094
Cost of revenues	37,349	36,840	37,637	37,387	36,747	39,055	41,438	41,609
Gross profit	89,523	91,571	89,947	87,774	92,671	92,668	96,324	90,485
Research and development	54,009	50,733	51,681	54,624	49,553	55,604	56,699	59,071
Selling, general and administrative	27,768	26,383	30,277	28,342	26,432	27,786	29,290	28,971
Amortization of purchased intangible assets	13,547	13,138	10,776	10,784	10,784	11,624	11,626	11,287
Impairment of goodwill and purchased intangible assets	—	—	—	—	—	274,637	—	—

(Loss) income from operations	(5,801)	1,317	(2,787)	(5,976)	5,902	(276,983)	(1,291)	(8,844)
Gain on investment securities and other investments	103	1,762	30	(16)	777	180	527	39
Amortization of debt issue costs	(50)	(30)	—	—	(17)	(50)	(50)	(50)
Foreign exchange gain (loss)	2,363	(1,898)	2,213	1,365	439	(2,454)	1,608	(1,105)
Interest income (expense), net	83	230	330	264	(47)	(797)	(563)	(179)
(Provision for) benefit from income taxes	(12,377)	(4,613)	(4,602)	(4,164)	6,967	5,515	5,457	(55,240)

Net income (loss)	$(15,679)	$(3,232)	$(4,816)	$(8,527)	$14,021	$(274,589)	$5,688	$(65,379)

Net (loss) income per share—basic	$(0.08)	$(0.02)	$(0.02)	$(0.04)	$0.07	$(1.31)	$0.03	$(0.28)
Net (loss) income per share—diluted	$(0.08)	$(0.02)	$(0.02)	$(0.04)	$0.07	$(1.31)	$0.03	$(0.28)
Shares used in per share calculation—basic	201,615	205,377	205,230	203,307	202,400	209,512	222,316	232,142
Shares used in per share calculation—diluted	201,615	205,377	205,230	203,307	202,900	209,512	222,316	232,142

*	Certain amounts in our 2009—2012 consolidated financial statements presented in these tables have been restated. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 19. Error Corrections and Item 9B, Other Information.

(1)

Operating results include $0.3 million stock-based compensation expense, and $0.2 million termination costs included in Cost of revenues; $2.9 million stock-based compensation expense, $0.5 million asset impairment, $2.7 million termination costs, and $1.1 million acquisition-related costs included in Research and development expense; $3.7 million stock-based compensation expense, $1.3 million termination costs, $0.6 million asset impairment, and $1.3 million reversal of accruals included in Selling, general and administrative; $2.6 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); $0.1 million interest expense related to credit facility included in Interest expense, net; and $12.4 million provision for income taxes, including $3.3 million income tax provision related to intercompany transactions, $1.6 million income tax benefit for adjustments related to prior periods and other taxable items, $1.9 million tax provision related to unrecognized income tax benefits, $0.6 million deferred income tax provision related to non-deductible intangible asset amortization, $1.8 million tax benefit related to loss carryforwards recorded into shareholder’s equity, $3.5 million income tax provision related to foreign exchange translation and rate difference, $10.4 million deferred income tax provision related to changes in assessments for foreign income tax credits, $8.9 million tax benefit related to foreign income tax credits, and $5.3 million tax provision related to income from operations.

(2)	Operating results include $0.2 million stock-based compensation expense, $0.8 million acquisition-related costs, and $2.3 million reversal of accruals included in Cost of revenues; $2.5 million stock-based compensation expense, $1.2 million acquisition-related costs, and $0.2 million termination costs included in Research and development expense; $3.1 million stock-based compensation included in Selling, general and administrative; $1.4 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $1.8 million gain on disposal of investments; and $4.6 million provision for income taxes, including, $3.4 million income tax provision related to intercompany transactions, $1.0 million income tax provision for adjustments related to prior periods, $1.2 million deferred income tax provision related to non-deductible intangible asset amortization, $0.8 million tax provision related to loss carryforwards recorded to shareholder’s equity, $1.0 million related to unrecognized income tax benefits, $0.8 million income tax benefit related to foreign exchange translation of a foreign subsidiary, $5.1 million tax benefit related to foreign income tax credits, and $2.1 million provision for income taxes relating to income from operations.

(3)	Operating results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.4 million stock-based compensation, $0.3 million acquisition-related costs, $0.9 million termination costs, and $2.9 million reversal of accruals included in Research and development expense; $3.6 million stock-based compensation, $1 million acquisition-related costs, $1.6 million asset impairment, and $0.3 million termination costs included in Selling, general and administrative; $2.2 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); and $4.6 million income tax provision, including $5.1 million tax benefit related to foreign income tax credits, $1.1 million unrecognized tax benefits, $2.4 million income tax provision related to intercompany transactions, $1.5 million income tax provision for adjustments relating to prior periods and other deductible items, $1.0 million deferred income tax recovery related to non-deductible intangible asset amortization, $0.9 million income tax provision related to foreign exchange translation of a foreign subsidiary, and $2.1 million provision for income taxes related to income from operations.

(4)	Operating results include $0.2 million stock-based compensation expense included in Cost of revenues; $3.3 million stock-based compensation, $0.4 million termination costs, and $0.3 million acquisition-related costs included in Research and development expense; $3.8 million stock-based compensation expense and $0.2 million termination costs included in Selling, general and administrative; $1.3 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); and $4.2 million provision for income taxes, including $2.6 million provision for income taxes related to intercompany transactions, $2.1 million unrecognized income tax benefits, $1.5 million deferred income tax benefit related to non-deductible intangible asset amortization, $4.7 million tax benefit related to foreign income tax credits, $2.2 million provision for income taxes relating to income from operations, and $0.5 million income tax provision for adjustments relating to prior periods and other deductible items.

(5)

Operating results include $0.2 million stock-based compensation expense, and $0.1 million termination costs included in Cost of revenues; $2.9 million stock-based compensation expense, $0.5 million asset impairment, $0.3 million termination costs, and $0.3 million acquisition-related costs included in Research and development expense; $3.2 million stock-based compensation expense, $0.2 million termination costs, $0.1 million lease exit recoveries included in Selling, general and administrative; $0.9 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); $0.4 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $7.0 million recovery of income taxes, including $4.6 million income tax recovery related to an intercompany dividend, $0.2 million income tax provision for adjustments relating to prior periods, $0.6 million recovery relating to unrecognized income tax benefits, $0.8 million deferred tax recovery related to non-deductible intangible asset amortization and impairment, $0.4 million income tax recovery relating to foreign exchange translation of a foreign subsidiary, $0.7 million income tax recovery related to tax deductible items above, and $0.1 million recovery of income taxes relating to income from operations.

(6)	Operating results include $0.2 million stock-based compensation expense and $0.1 million asset impairment included in Cost of revenues; $2.9 million stock-based compensation expense, $0.8 million acquisition-related costs, $0.7 million termination costs, and $0.5 million asset impairment included in Research and development expense; $3 million stock-based compensation, $1.8 million lease exit costs, $0.7 million termination costs, $0.3 million asset impairment, and $0.3 million acquisition-related costs included in Selling, general and administrative; $2.1 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $1 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $5.5 million recovery of income taxes, including, $1.9 million income tax recovery related to an intercompany dividend, $2.8 million income tax recovery for adjustments relating to prior periods, $1.1 million income tax provision relating to intercompany transactions, $1.5 million deferred income tax recovery related to non-deductible intangible asset amortization and impairment, $0.8 million relating to unrecognized income tax benefits, $0.5 million income tax recovery relating to foreign exchange translation of a foreign subsidiary, and $0.8 million recovery of income taxes relating to income from operations.

(7)	Operating results include $0.3 million stock-based compensation expense included in Cost of revenues; $2.9 million stock-based compensation, $0.5 million acquisition-related costs, and $0.2 million termination costs included in Research and development expense; $4.2 million stock-based compensation, $0.5 million acquisition-related costs, $0.3 million lease exit costs, and $0.1 million termination costs included in Selling, general and administrative; $1.1 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $5.5 million recovery of income taxes, including $34 million benefit of certain U.S. Federal and State income tax credits required to be recognized in advance of their utilization, $2.6 million unrecognized income tax benefits, $29.0 million income tax provision relating to intercompany transactions, $0.9 million income tax recovery for adjustments relating to prior periods, $0.8 million deferred income tax recovery related to non-deductible intangible asset amortization, $1.2 million tax benefit related to the tax effect of stock option tainted losses recognized in stockholders’ equity, $0.3 million income tax provision relating to foreign exchange translation of a foreign subsidiary, and $0.4 million recovery of income taxes relating to income from operations.

(8)	Operating results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.8 million stock-based compensation, $1.5 million termination costs, and $0.6 million acquisition-related costs included in Research and development expense; $3.5 million stock-based compensation expense, $0.8 million acquisition-related costs, $0.4 million lease exit costs, and $0.1 million termination costs included in Selling, general and administrative; $1.3 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $0.9 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest expense, net; and $55.2 million provision for income taxes, including $85.4 million income tax provision related to an intercompany dividend, $8.5 million recovery of income taxes relating to intercompany transactions, $2.2 million unrecognized income tax benefits, $0.8 million deferred tax recovery related to non-deductible intangible asset amortization, $0.2 million net income tax recovery relating to foreign exchange translation of a foreign subsidiary, $22.7 million reduction of stock option related loss carry-forwards recognized in stockholders’ equity, and $0.2 million income tax recovery for adjustments relating to prior periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

OVERVIEW

PMC-Sierra is a semiconductor and software solution innovator transforming networks that connect, move and store digital content. We generate revenues from the sale of semiconductor, embedded software and board level solutions that we have designed and developed or acquired. Almost all of our revenues in any given year come from the sale of products that are developed prior to that year. For example, 99% of our revenues in 2013 came from products developed or acquired in 2012 and earlier. After an individual product is released for production and announced it may take several years before that product generates any significant revenues.

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

Update to the Interim Condensed Consolidated Financial Statements Included in Earnings Press Release Dated January 30, 2014 for the Fourth Quarter and Year Ended December 28, 2013

On January 30, 2014, the Company filed a Current Report on Form 8-K incorporating the Press Release announcing the Company’s preliminary financial results for its fiscal fourth quarter and year ended December 28, 2013 (the “Preliminary Results”). For presentation in this Annual Report on Form 10-K, the Company adjusted certain current and prior year annual and quarterly financial information presented in the Preliminary Results, including items related to balance sheet classification of valuation allowance against deferred tax balances as at the fiscal December 28, 2013 and December 29, 2012 year ends and capitalizing certain inventory related overhead costs previously expensed through Cost of Revenues. Further details related to these matters are included in Note 19. Error Corrections to the financial statements and in Item 9B. Other Information.

The fiscal 2012 consolidated financial information has been updated within this Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the corrections as more fully described in Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 19. Error Corrections within this Annual Report.

RESULTS OF OPERATIONS

NET REVENUES

(in millions)	2013	Change	2012	Change	2011
Net revenues	$508.0	(4)%	$531.0	(19)%	$654.3

Overall net revenues for 2013 decreased by $23.0 million compared to net revenues for 2012. This 4% decrease was mainly attributable to macro-economic uncertainty and continued cautious enterprise and carrier infrastructure spending, which primarily impacted sales volumes of each of the Storage, Optical and Mobile market segments, while average selling prices remained relatively stable.

Storage represented 67% of our net revenues in 2013 and 2012. Storage net revenues decreased by 3% year-over-year mainly due to macro-economic uncertainty driving continued softness in enterprise spending. Accordingly, sales volume of our server and storage products were lower compared to 2012. This was partially offset by higher volumes of sales to Data Center customers and continued ramp of 6G and 12G SAS products and revenues from our flash controller products as a result of our acquisition of IDT’s enterprise flash controller division during the year.

Optical represented 19% of our net revenues in 2013 and 2012. Optical net revenues decreased by 6% compared to 2012 mainly due to continued weakness in the macro-economic environment, which drove lower levels of carrier spending. Sales volumes were down from our Legacy metro aggregation transport and routing and switching products. This was partially offset by higher volume of sales from our high-capacity system-on-a-chip solutions products.

Mobile represented 14% of our net revenues in 2013 and 2012. Mobile net revenues decreased by 9% compared to 2012 mainly due to continued weakness in the macro-economic environment, which drove lower levels of carrier spending. Accordingly, sales volumes of our mobile backhaul products were lower compared to 2012.

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

GROSS PROFIT

(in millions)	2013	Change	2012	Change	2011
Gross profit	$358.8	(4)%	$372.1	(16)%	$443.1
Percentage of net revenues	71%		70%		68%

Gross profit for 2013 decreased by $13.3 million over 2012 due to lower volumes. Gross profit as a percentage of net revenues was 71% and 70% in 2013 and 2012, respectively. Our gross margin was favorably impacted during 2013 from warranty provision releases offset by acquisition-related costs and termination costs. The remainder of the change is mainly due to product mix.

Gross profit for 2012 decreased by $71.0 million over 2011. Gross profit as a percentage of net revenues increased 2% to 70% in 2012 from 68% in 2011. This increase is mainly due to $9 million of expense related to our acquisition of Wintegra in November 2010, specifically, the effect of fair value adjustments related to inventory acquired from Wintegra and sold during the first half of 2011. As a result, gross profit as a percentage of net revenues would have been 69% in 2011 had it not been for this fair value adjustment. The remainder of the change is mainly due to product mix. We were able to offset the negative effect on gross margin percentage of fixed costs over the lower net revenues in 2012 through cost saving initiatives.

OTHER COSTS AND EXPENSES

($ millions)	2013	Change	2012	Change	2011
Research and development	$211.0	(4)%	$220.9	(3)%	$227.1
Percentage of net revenues	40%		42%		35%

Selling, general and administrative	$112.8	0%	$112.5	(5)%	$118.6
Percentage of net revenues	21%		21%		18%

Amortization of purchased intangible assets	$48.2	6%	$45.3	2%	$44.2
Percentage of net revenues	9%		9%		7%

Impairment of goodwill and purchased intangible assets	$—	(100)%	$274.6	—%	$—
Percentage of net revenues	—%		52%		—%

Research and Development Expenses

Our Research and Development (“R&D”) expenses were $211.0 million in 2013. This was $9.9 million, or 4%, lower compared to 2012. This was primarily the result of the decrease in payroll-related costs, including termination costs, lower outside services due to the timing of projects and lower tape-out related costs incurred in 2013. In addition, R&D expenses in 2013 were favorably impacted by approximately $2.9 million as a result of changes in estimates related to our patent contingency provisions.

Our R&D expenses were $220.9 million in 2012. This was $6.2 million, or 3%, lower compared to 2011. This was primarily the result of lower outside services costs due to the timing of projects and continued expense control, partially offset by higher payroll-related costs associated with planned hiring (although bonuses were lower) and some increased acquisition related costs.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses were $112.8 million in 2013. This was $0.3 million higher compared to 2012, mainly due to an increase in asset impairment of $2.2 million and higher payroll related costs of $2.6 million, including termination costs of $1.8 million, partially offset by reversal of accruals of $1.3 million, lower lease and facilities expenses of $1.5 million and certain other decreases including professional fees and lease exit costs.

Our SG&A expenses were $112.5 million in 2012. This was $6.1 million, or 5%, lower compared to 2011, mainly due to lower payroll-related costs, including lower commissions due to lower net revenues, and lower acquisition-related costs.

Amortization of Purchased Intangible Assets

Amortization expense for acquired intangible assets increased by $2.9 million, or 6%, in 2013 compared to 2012. This was attributable to commencing amortization of intangible assets acquired from IDT during the year.

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

The Company combined these two reporting units (formerly included in the Fiber-to-the-Home Products and Wireless Infrastructure and Networking Products operating segments) with the Communications Products operating segment, to form the new realigned Communications Business Unit operating segment near the end of 2012. This organizational realignment was made to capitalize on the many areas of synergy between the former three reporting units, to create an integrated and focused product roadmap, and to further strengthen the scale advantage we have in the area of network communications. It also allows us to become more efficient in our product development efforts, which is critical since research and development costs for each new device continue to climb while carrier end market growth has not kept pace in the recent past, and will take some time to return to normal levels as macroeconomic conditions recover. The Communications Business Unit operating segment will continue to introduce new products to grow the operating segment, and we have implemented structural changes to our research and development, and marketing and sales activities to better position the operating segment for growth as macroeconomic conditions recover. These products will be the foundation for our growth in the carrier market for the next several years. It is expected that the Company will continue to steadily increase sales and profitability with this newly realigned operating segment, to come in-line with our targeted financial operating metrics. Although the Company recorded impairment charges during 2012 for these former reporting units, their product technology continues to represent a core strategic part of our future technology road-map and portfolio of product offerings for communications network infrastructure equipment. The impairment loss recorded in 2012 did not have a significant impact on the Company’s operations and/or liquidity in 2013, nor do we expect that it will in the future. We do note, however, that as a result of the write-down of purchased intangible assets of Wintegra (other than goodwill) of $7 million, there has been a corresponding reduction in quarterly amortization expense of approximately $0.8 million. See within Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 18. Impairment of Goodwill and Long-Lived Assets.

OTHER INCOME AND EXPENSES

($ millions)	2013	Change	2012	Change	2011
Revaluation of liability for contingent consideration	$—	—%	$—	(100)%	$29.4
Gain on investment securities and other investments	$1.9	27%	$1.5	88%	$0.8
Amortization of debt issue costs	$(0.1)	50%	$(0.2)	—%	$(0.2)
Foreign exchange gain (loss)	$4.0	367%	$(1.5)	(600)%	$0.3
Interest income (expense), net	$0.9	156%	$(1.6)	(30)%	$(2.3)
Provision for income taxes	$(25.8)	31%	$(37.3)	277%	$(9.9)

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

Gain on investment securities and other

We recorded a gain on sale of investment securities and other investments of $1.9 million, $1.5 million, and $0.8 million, related to the disposition of investment securities and other investments in 2013, 2012, and 2011, respectively. We also recognized recoveries of prior impairments of our investments in the Reserve Funds of $0.5 million in 2011, based on distributions received from the Reserve Funds.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.1 million in 2013 relating to our credit facility, and $0.2 million in each of 2012 and 2011 relating to our senior convertible notes.

Foreign exchange gain (loss)

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian dollar relative to the United States dollar have been hedged in accordance with our general practice of hedging.

We recognized a net foreign exchange gain of $4.0 million in 2013, a net foreign exchange loss of $1.5 million in 2012, and a net foreign exchange gain of $0.3 million in 2011. This was primarily due to foreign exchange gain and loss on the revaluation of our net foreign denominated assets and liabilities. This was partly driven by the United States Dollar appreciating by approximately 7% during 2013 compared to depreciating by approximately 1% during 2012, and depreciating by approximately 1% during 2011, against currencies applicable to our foreign operations.

Interest income (expense), net

Net interest income for 2013 was $0.9 million and net interest expense for 2012 and 2011 was $1.6 million and $2.3 million, respectively. We retired our senior convertible notes in October 2012 and we drew $30 million in funds from our credit facility in November 2013. This resulted in a lower interest expense to offset interest income from cash in banks and short-term investments in 2013 compared to 2012.

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

Provision for income taxes

On a consolidated basis, the Company recorded a provision for income taxes of $25.8 million, $37.3 million and $9.9 million for 2013, 2012, and 2011, respectively. The effective tax rates were negative 382%, negative 13% and positive 11% for 2013, 2012 and 2011, respectively.

The difference between our effective tax rates and the 35% US federal statutory rate in each of 2013, 2012, and 2011, resulted primarily from foreign earnings eligible for tax rates lower than the federal statutory rate due to economic incentives subject to certain criteria granted by foreign jurisdictions and extending to approximately 2020, investment tax credits earned, changes in valuation allowance, and adjustments for prior years taxes and tax credits, partially offset by non-deductible intangible asset amortization and impairment of goodwill and purchased intangible assets, the effect of inter-company transactions, utilization of stock option related loss carryforwards recorded in equity, changes in accruals related to the unrecognized tax benefit liabilities, and permanent differences arising from stock-based compensation and other items.

The Company’s 2013 tax rate was higher than the 35% statutory rate primarily due to $32.5 million increase in valuation allowance on deferred tax assets, $18.1 million tax on intercompany transactions, $16.1 million non-deductible amortization and stock-based compensation expense, partially offset by $23.3 million tax credits generated in 2013, $10.2 million tax on profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, and the balance attributable to deferred tax timing differences and other items.

The Company’s 2012 tax rate was higher than the 35% statutory rate primarily due to the $104.8 million tax impact of an intercompany dividend $109.8 million non-deductible amortization and stock-based compensation expense, and $17.6 million effect of stock option related loss carry-forwards recorded in equity, partially offset by a decrease in valuation allowance of $40.3 million, $19.2 million tax credits generated in 2012, and the balance attributable to deferred tax timing differences and other items.

The Company’s 2011 tax rate was lower than the 35% statutory rate primarily due to $28.2 million profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and $18.4 million tax credits generated in 2011, partially offset by the tax impact of $33.9 million inter-company transactions, an adjustment of $25.9 million prior year taxes, $9.0 million non-deductible stock-based compensation and amortization expense and write-down, and the balance attributable to deferred tax timing differences and other items.

See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 15. Income Taxes.

BUSINESS OUTLOOK

The following is our outlook for the three months ending March 29, 2014 and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure:

	Non-GAAP measure	Reconciling items	GAAP Measure
(in millions, except for percentages)
Net revenues	$120—$128	N/A(a)	$120—$128
Gross profit %	70%—71%	(0.2)%(b)	69.8%—70.8%
Operating expenses	$71—$73	$21—$22(c)	$92—$95
Provision for income taxes	$1	**	**

(a)	As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenue is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. We expect the turns business percentage from the beginning of the first quarter of 2014 to be approximately 29%. A number of factors such as volatile macroeconomic conditions could impact achieving our revenue outlook.

(b)	This percentage relates to stock-based compensation expense. The gross margin percentage can vary depending on a volume of products sold given certain costs are fixed. The gross margin percentage will also vary depending on the mix of products sold.

(c)	The referenced amount consists of $5.7 million to $6.7 million of stock-based compensation expense and $15.1 million of amortization of purchased intangible assets.

**	The comparable GAAP measure is not available on a forward-looking basis without unreasonable effort.

The above non-GAAP information is provided as a supplement to the Company’s condensed consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The Company believes that the additional non-GAAP measures are useful to investors for the purpose of financial analysis. Management uses these measures internally to evaluate the Company’s in-period operating performance before gains, losses and other charges that are considered by management to be outside of the Company’s core operating results. In addition, the measures are used for planning and forecasting of the Company’s future periods. However, non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. Other companies may use different non-GAAP measures and presentation of results.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash from operations, our short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock. The combination of cash, cash equivalents, short-term investments and long-term investment securities at December 28, 2013 and December 29, 2012 totaled $214.3 million and $273.2 million, respectively.

In 2013, we obtained a revolving line of credit with a bank under which the Company may borrow up to $100 million, of which, $30 million was drawn and remained outstanding as at year-end.

In October 2012, we repurchased the remaining outstanding senior convertible notes at 100% of the outstanding principal amount, or $68.3 million.

In the future, we expect our cash on hand and cash generated from operations, together with our short-term investments, long-term investment securities and revolving line of credit, to be our primary sources of liquidity (see Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 4. Fair Value Measurements).

OPERATING ACTIVITIES

Cash generated from operations was $78.8 million in fiscal 2013 compared to cash generated from operations of $58.8 million in 2012. Our net loss for the year was $32.5 million. Net loss, after adding back non-cash expenses of $71.4 million amortization and depreciation and $26.3 million stock based compensation was the main driver of our positive operating cash flow, with some benefit from normal changes in working capital, including improvement in accounts receivable collections at 40 days sales outstanding (2012—43 days) and increase in deferred taxes and income taxes payable. In addition, partially offsetting these were $8.5 million in working capital changes, driven mainly by $5.6 million reduction in accounts payables and accrued liabilities and $3.6 million increase in inventory levels at the end of 2013.

INVESTING ACTIVITIES

Cash used in investing activities was $126.7 million in fiscal 2013 compared to cash generated by investing activities of $166.3 million in 2012. In 2013, we acquired IDT’s Enterprise Flash Controller division for $96.1 million cash, purchased $16.9 million in property, equipment and intangible assets and purchased $179.80 million of investment securities. This is offset by $162.8 million and $8.5 million cash generated from disposal of investment securities and redemption of short-term investments.

In 2012, we redeemed short-term investments and disposed of investment securities to fund our stock buyback programs and redemption of our Senior Convertible notes. We also used cash of $31.2 million to acquire property and equipment primarily for the implementation of a new ERP system in fiscal 2012.

FINANCING ACTIVITIES

During 2013, we used $76.3 million to repurchase 12.6 million shares of our common stock. In 2012, we used $200 million to repurchase 33.7 million shares of our common stock. During 2013, we drew $30 million from our revolving line of credit to fund the share repurchases. During 2012, we redeemed our senior convertible notes at their face values of $68.3 million. During 2013, we also received $25.2 million (2012—$16 million) from issuances of common stock, and recognized $0.8 million (2012—$14.2 million) from excess tax benefits from stock option transactions.

In connection with the acquisition of Wintegra, we borrowed $220 million in 2010, $40 million of which was repaid in 2010. The remainder was repaid in January 2011.

CONTRACTUAL OBLIGATIONS:

At December 28, 2013, we had the following contractual obligations:

	Payments due in:
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations:
Minimum Rental Payments	$36,686	$9,268	$13,430	$8,430	$5,558
Estimated Operating Cost Payments	16,545	3,903	6,535	4,384	1,723
Purchase and Other Obligations (1)	28,700	6,820	21,880	—	—

Total	$81,931	$19,991	$41,845	$12,814	$7,281

(1)	Included in the Purchase and Other Obligations is $11.4 million for design software tools, which will be paid between 2014 and 2015. This amount includes $6.5 million classified as long-term obligations in our Consolidated Balance Sheet for the year ended December 28, 2013. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above. We estimate these other commitments to be approximately $34.4 million at December 28, 2013 for inventory and other expenses that will be received in the coming 90 days and that will require settlement 30 days thereafter.

We expect to spend approximately $17.5 million in 2013 for capital expenditures including purchases of intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will be sufficient to satisfy our projected operating, working capital, capital expenditure, purchase obligations and debt obligations through the next twelve months.

In addition to the amounts shown in the table above, we have recorded a $82.1 million liability for unrecognized tax benefits as of December 28, 2013, and we are uncertain as to if or when such amounts may be realized.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 28, 2013, we had no material off-balance sheet financing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2013-12, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This new guidance requires companies to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified based on its source and is effective for public companies in interim and annual reporting periods beginning after December 15, 2012. Accordingly, we adopted these presentation requirements during the first quarter of 2013 and it did not have a material impact on our consolidated financial statements or related disclosures.

New Accounting Pronouncements Not Yet Adopted

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists”. The new guidance requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If the deferred tax asset is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we plan to adopt these presentation requirements during the first quarter of 2014. We are currently assessing the impact of this new guidance on our consolidated financial statements and related disclosures.

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

Our significant accounting policies are outlined in the notes to the consolidated financial statements. In management’s opinion the following critical accounting policies require the most significant judgment and involve complex estimation. We also have other policies that we consider to be key accounting policies, such as our policies of revenue recognition, including the deferral of revenues on sales to major distributors; however, these policies do not meet the definition of critical accounting estimates as they do not generally require us to make estimates or judgments that are difficult or subjective.

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

The Company first assesses qualitative factors to determine whether the existence of events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If the Company determines that it is not more likely than not that the fair value of any of its reporting units is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of any of its reporting units is less than its carrying amount, a quantitative assessment will be performed which involves a two-step process to determine: 1) whether the fair value of the relevant reporting unit exceeds the carrying value and 2) the amount of an impairment loss, if any.

To determine whether impairment exists for long-lived intangible assets, other than goodwill, we first compare the undiscounted cash flows of the assets to their carrying value. If the asset’s carrying value exceeds its estimated undiscounted cash flows, we would write down the asset to its estimated fair value based on expected discounted cash flows.

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

During the third quarter of 2012, we recognized $274.6 million in impairment of goodwill and purchased intangible assets related to the 2006 acquisition of Passave, Inc. and the 2010 acquisition of Wintegra. All of the goodwill of Passave was written down by $146.3 million due to weaker quarterly results and future projections than previously expected, driven by slower adoption rates of FTTH technology in markets outside of Asia. All of the goodwill and a portion of the other intangible assets of Wintegra were determined to be impaired by $121.3 million and $7 million, respectively, as a result of the continuing weak carrier spending, more so than previously expected. This impairment charge was included in the Consolidated statement of operations as Impairment of goodwill and purchased intangible assets. No goodwill impairment charges were recorded during the year ended December 28, 2013.

Changes in the estimated fair values of intangible assets in the future could result in significant impairment charges or changes to our expected amortization.

Segment reporting

The Company has one reportable segment—semiconductor solutions for communications network infrastructure, comprised of the following operating segments: Communications Products, Enterprise Storage Products, Microprocessor Products, and Broadband Wireless Products. The aggregation of operating segments into one reportable segment requires the management to evaluate whether there are similar expected long-term economic characteristics for each operating segment, and is an area of significant judgment. If the expected long-term economic characteristics were to become dissimilar, then we could be required to re-evaluate the number of reportable segments.

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

Restricted Stock Units (“RSUs”). RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value of RSUs over the vesting term of generally four years on a straight-line basis. Performance-based RSUs vest upon achievement of certain company-based performance conditions and a requisite service period. We then assess whether it is probable that the performance targets would be achieved. If assessed as probable, compensation expense is recorded for these awards over the estimated performance period. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and/or the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on the current and prior periods of those changes is recorded in the period estimates are revised. The ultimate number of shares issued and the related compensation expense recognized is based on a comparison of the final performance metrics to the specific targets.

Income Taxes

PMC has operations in several tax jurisdictions, which subjects us to multiple income tax rates that impact our overall effective income tax rate. We use estimates and assumptions in allocating income to each tax jurisdiction. Certain foreign jurisdictions have granted economic incentives, which are subject to meeting certain criteria including levels of employment and investment. Accordingly, material changes in business activity that we conduct in foreign jurisdictions or failure to meet the aforementioned criteria could impact our effective income tax rates.

We have recorded income tax liabilities based on our interpretation of income tax regulations for the countries in which we operate. We believe that the income tax return positions we have taken are fully supportable. However, our estimates are subject to review and assessment by the local tax authorities. Our income tax expense and related reserve for unrecognized income tax benefits reflect amounts that we believe will be adequate if challenged or subject to income tax assessment. Management uses judgment and estimates in determining income tax expense for these challenges in accordance with guidance for accounting for uncertainty in income taxes. Currently, our reserve for uncertain income tax positions is attributable primarily to uncertainties related to allocation of income among different income tax jurisdictions.

The timing of any such review and final assessment of our income tax liabilities is substantially out of our control and is dependent on the actions by those local tax authorities. Any re-assessment of our income tax liabilities may result in adjustments of the income taxes we pay, with a resulting impact on our income tax expense, net income and cash flows. We review our reserves quarterly, and we may adjust such reserves because of changes in facts and circumstances, changes in tax regulations, negotiations between tax authorities and associated proposed tax assessments, the resolution of audits and the expiration of statutes of limitations.

We must also assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not deemed to be more likely than not, we must increase our provision for taxes by recording a reserve in the form of a valuation allowance against the deferred tax assets that we estimate will more likely than not ultimately be recoverable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Based on a sensitivity analysis performed on the financial instruments held at December 28, 2013, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 100 basis points would result in approximately a decline of $1.9 million or an increase of $1.2 million in portfolio value, respectively. The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.

Credit Facility

As of December 28, 2013, the Company had available a revolving line of credit under which the Company may borrow up to $100 million, of which $30 million was drawn. Interest payments are based on LIBOR plus margins, where margins range from 1.75% to 2.25% per annum based on the Company’s leverage ratio. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 8. Credit Facility for further details.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required. If the counterparties to our foreign forward currency contracts that matured in the fiscal year ended December 28, 2013 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our income from operations for 2013 would have increased by $0.1 million. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 3. Derivative Instruments for further details.

As at December 28, 2013, we had 27 foreign currency exchange forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $27.7 million and the contracts had a fair value loss of $0.6 million.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheet of PMC-Sierra, Inc. as of December 28, 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the year ended December 28, 2013 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMC-Sierra, Inc. at December 28, 2013, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the year ended December 28, 2013, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PMC-Sierra, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 26, 2014

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PMC-Sierra, Inc.

We have audited PMC-Sierra, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). PMC-Sierra, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the income tax accounting process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PMC-Sierra, Inc. as of December 28, 2013 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for the year ended December 28, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated February 26, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, PMC-Sierra, Inc. has not maintained effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

San Jose, California

February 26, 2014

REPORT OF DELOITTE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheet of PMC-Sierra, Inc. and subsidiaries (the “Company”) as of December 29, 2012, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for the two year period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PMC-Sierra, Inc. and subsidiaries as of December 29, 2012 and the results of their operations and their cash flows for the two year period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 19a and Note 19b to the consolidated financial statements, the 2012 and 2011 consolidated financial statements have been restated to correct for certain errors.

/s/ Deloitte LLP

Vancouver, Canada

February 28, 2013 (November 12, 2013 as to the effects of the restatement discussed in Note 19b, and February 26, 2014 as to the effects of the restatement discussed in Note 19a)

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 28, 2013	December 29, 2012 (As Restated – See Note 19)
ASSETS:
Current assets:
Cash and cash equivalents	$100,038	$169,970
Short-term investments	10,894	11,431
Accounts receivable, net of allowance for doubtful accounts of $1,036 (2012—$1,614)	56,112	62,143
Inventories, net	31,074	25,667
Prepaid expenses and other current assets	19,855	22,125
Income taxes receivable	2,640	6,630
Prepaid tax expense	5,695	—
Deferred tax assets	43,131	44,971

Total current assets	269,439	342,937
Investment securities	103,391	91,778
Investments and other assets	10,750	20,133
Prepaid tax expenses	93	19,152
Property and equipment, net	39,149	43,146
Goodwill	278,849	252,419
Intangible assets, net	146,974	128,668
Deferred tax assets	1,306	1,042

	$849,951	$899,275

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$23,173	$27,410
Accrued liabilities	64,257	66,722
Credit facility	30,000	—
Income taxes payable	632	1,450
Liability for unrecognized tax benefit	54,127	51,810
Deferred income taxes	71	—
Deferred income	7,481	8,113

Total current liabilities	179,741	155,505
Long-term obligations	11,108	22,793
Deferred income taxes	43,143	42,898
Liability for unrecognized tax benefit	27,947	28,204
PMC special shares convertible into 1,019 (2012—1,019) shares of common stock	1,188	1,188
Contingencies (Note 11. Commitments and Contingencies)
Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 194,415 shares issued and outstanding (2012—200,924)	195	201
Additional paid in capital	1,550,190	1,554,886
Accumulated other comprehensive (loss) income	(526)	616
Accumulated deficit	(963,035)	(907,016)

Total stockholders’ equity	586,824	648,687

	$849,951	$899,275

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 28, 2013	December 29, 2012 (As Restated – See Note 19)	December 31, 2011 (As Restated – See Note 19)
Net revenues	$508,028	$530,997	$654,304
Cost of revenues	149,213	158,849	211,190

Gross profit	358,815	372,148	443,114
Research and development	211,047	220,927	227,106
Selling, general and administrative	112,770	112,479	118,601
Amortization of purchased intangible assets	48,245	45,321	44,182
Impairment of goodwill and purchased intangible assets	—	274,637	—

(Loss) income from operations	(13,247)	(281,216)	53,225

Other income (expense):
Revaluation of liability for contingent consideration	—	—	29,376
Gain on investment securities and other investments	1,879	1,523	845
Amortization of debt issue costs	(80)	(167)	(200)
Foreign exchange gain (loss)	4,043	(1,512)	344
Interest income (expense), net	907	(1,586)	(2,267)

(Loss) income before provision for income taxes	(6,498)	(282,958)	81,323
Provision for income taxes	(25,756)	(37,301)	(9,897)

Net (loss) income	$(32,254)	$(320,259)	$71,426

Net (loss) income per common share—basic	$(0.16)	$(1.48)	$0.31
Net (loss) income per common share—diluted	$(0.16)	$(1.48)	$0.30
Shares used in per share calculation—basic	203,882	216,593	233,210
Shares used in per share calculation—diluted	203,882	216,593	235,184

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended
	December 28, 2013	December 28, 2012 (As Restated – See Note 19)	December 31, 2011 (As Restated – See Note 19)
Net (loss) income	$(32,254)	$(320,259)	$71,426

Other comprehensive (loss) income:
Change in fair value of derivatives, net of tax of ($174), $260, and $619	(983)	2,065	(2,688)
Change in fair value of investment securities, net of tax of ($124), ($65), and ($211)	(159)	(303)	(530)

Other comprehensive (loss) income	(1,142)	1,762	(3,218)

Comprehensive (loss) income	$(33,396)	$(318,497)	$68,208

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 28, 2013	December 29, 2012 (As Restated – See Note 19	December 31, 2011 (As Restated – See Note 19
Cash flows from operating activities:
Net (loss) income	$(32,254)	$(320,259)	$71,426
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	71,432	64,535	72,544
Stock-based compensation	26,264	26,315	27,055
Unrealized foreign exchange (gain) loss , net	(2,251)	1,747	(43)
Net amortization/(accretion) of premiums/(discounts) and accrued interest on investments	1,580	5,101	4,520
Asset impairment	2,966	1,759	3,589
Loss on disposal of property and equipment	6	—	—
Gain on investment securities and other	(1,796)	(1,508)	(671)
Excess tax benefits from stock option transactions	(842)	(14,232)	(6,838)
Impairment of goodwill and purchased intangible assets	—	274,637	—
Income taxes related to intercompany dividend	—	60,940	—
Accrued interest on short-term loan	—	—	589
Revaluation of liability for contingent consideration	—	—	(29,376)
Changes in operating assets and liabilities:
Accounts receivable	6,330	(2,929)	10,177
Inventories	(3,625)	17,294	1,770
Prepaid expenses and other current assets	1,315	2,635	2,824
Accounts payable and accrued liabilities	(5,551)	(28,267)	(9,447)
Deferred income taxes and income taxes receivables/payables	15,900	(21,085)	9,669
Accrued restructuring costs	—	—	(1,609)
Deferred income	(632)	(7,911)	(2,202)

Net cash provided by operating activities	78,842	58,772	153,977

Cash flows from investing activities:
Investment in long term deposits	(1,127)	—	—
Cash paid in connection with business acquisition, net of cash acquired	(96,098)	(15,900)	(1,669)
Purchases of property and equipment	(16,851)	(31,229)	(12,702)
Purchase of intangible assets	(3,979)	(7,438)	(6,116)
Redemption of short-term investments	8,466	26,473	—
Disposals of investment securities	162,773	315,310	249,789
Purchases of investment securities and other investments	(179,837)	(120,917)	(205,903)

Net cash (used in) provided by investing activities	(126,653)	166,299	23,399

Cash flows from financing activities:
Proceeds from credit facility	30,000	—	—
Payment of debt issuance costs	(928)	—	—
Repurchase of senior convertible notes	—	(68,340)	—
Repurchases of common stock	(76,335)	(199,999)	(39,999)
Repayment of short-term loan	—	—	(180,991)
Proceeds from issuance of common stock	25,247	16,000	16,764
Excess tax benefits from stock option transactions	842	14,232	6,838

Net cash used in financing activities	(21,174)	(238,107)	(197,388)
Effect of exchange rate changes on cash and cash equivalents	(947)	435	(506)

Net decrease in cash and cash equivalents	(69,932)	(12,601)	(20,518)
Cash and cash equivalents, beginning of year	169,970	182,571	203,089

Cash and cash equivalents, end of year	$100,038	$169,970	$182,571

Supplemental disclosures of cash flow information:
Cash paid for interest	$42	$1,554	$1,538
Cash (refund received) paid for income taxes, net	(1,338)	(2,523)	379
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	—	40	488

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss) (net of tax)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 26, 2010 (As Restated—See Note 19)	232,008	252	1,598,444	2,072	(569,453)	1,031,315
Net income	—	—	—	—	71,426	71,426
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $619	—	—	—	(2,688)	—	(2,688)
Change in fair value of investment securities, net of tax of $211	—	—	—	(530)	—	(530)

Comprehensive income						68,208

Conversion of special shares into common shares	341	—	488	—	—	488
Issuance of common stock under stock benefit plans	3,968	(16)	15,772	—	—	15,756
Stock-based compensation expense	—	—	27,055	—	—	27,055
Benefit of stock option related loss carry-forwards	—	—	6,694	—	—	6,694
Repurchases of common stock	(6,084)	(6)	(25,447)	—	(14,546)	(39,999)

Balance at December 31, 2011 (As Restated—See Note 19)	230,233	230	1,623,006	(1,146)	(512,573)	1,109,517
Net loss	—	—	—	—	(320,259)	(320,259)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $260	—	—	—	2,065	—	2,065
Change in fair value of investment securities, net of tax of $65	—	—	—	(303)	—	(303)

Comprehensive loss						(318,497)

Issuance of common stock under stock benefit plans	4,423	4	15,134	—	—	15,138
Stock-based compensation expense	—	—	26,315	—	—	26,315
Benefit of stock option related loss carry-forwards	—	—	14,263	—	—	14,263
Prior period adjustments (See Note 19)	—	—	1,950	—	—	1,950
Repurchases of common stock	(33,732)	(33)	(125,782)	—	(74,184)	(199,999)

Balance at December 29, 2012 (As Restated—See Note 19)	200,924	201	1,554,886	616	(907,016)	648,687
Net loss	—	—	—	—	(32,254)	(32,254)
Other comprehensive loss:
Change in fair value of derivatives, net of tax of ($174)	—	—	—	(983)	—	(983)
Change in fair value of investment securities, net of tax of $124	—	—	—	(159)	—	(159)

Comprehensive loss						(33,396)

Issuance of common stock under stock benefit plans	6,537	7	23,373	—	—	23,380
Stock-based compensation expense	—	—	26,264	—	—	26,264
Benefit of stock option related loss carry-forwards	—	—	842	—	—	842
Repurchases of common stock	(13,046)	(13)	(55,175)	—	(23,765)	(78,953)

Balance at December 28, 2013	194,415	$195	$1,550,190	$(526)	$(963,035)	$586,824

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. PMC-Sierra, Inc. (“PMC” or “the Company”) is a semiconductor and software solution innovator transforming networks that connect, move and store Big Data. Building on a track record of technology leadership, the Company is driving innovation across storage, optical and mobile networks. PMC’s highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

Basis of presentation. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). The Company’s 2013 and 2012 fiscal year each consisted of 52 weeks, and fiscal year 2011 consisted of 53 weeks. The 2013 and 2012 fiscal year ended on the last Saturday in December, and the 2011 fiscal years ended on the last Sunday in December. The Company’s reporting currency is the U.S. dollar. The accompanying consolidated financial statements include the accounts of PMC-Sierra, Inc. and all of its subsidiaries. As at December 28, 2013 and December 29, 2012, all subsidiaries included in these consolidated financial statements were wholly owned by PMC. All inter-company accounts and transactions have been eliminated.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the valuation of investments, allowance for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, revenue recognition, sales returns, warranty costs, income taxes including uncertain tax positions, restructuring costs, assumptions used to measure the fair value of the debt component of the Company’s senior convertible notes, accounting for employee benefit plans, and contingencies (See Note 11. Commitments and Contingencies). Actual results could differ materially from these estimates.

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

Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized against interest income over the life of the investment. Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on these investments, net of any related tax effect are included in other comprehensive income and as a separate component of stockholders’ equity. For debt securities, if an impairment is considered other than temporary, the entire difference between the amortized cost and the fair value is recognized in earnings in the period this determination is made.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories. Inventories are stated at the lower of cost or market and consist of work-in-progress and finished goods. Inventory costs are determined using standard cost, which approximates actual costs under the weighted average cost method. The Company provides inventory allowances on obsolete inventories and inventories in excess of twelve-month demand for each specific part.

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

Goodwill and Intangible assets. Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis in the fourth fiscal quarter, and when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. To evaluate the recoverability of goodwill, the Company first assesses qualitative factors to determine whether the existence of events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If the Company determines that it is not more likely than not that the fair value of any of its reporting units is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of any of its reporting units is less than its carrying amount, a quantitative assessment will be performed which involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, ranging from less than 1 year to ten years. Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired. Developed technology assets are carried at cost, less accumulated amortization, of which amortization is computed over the estimated useful lives of 3 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2013 and 2012, the Company recognized other long-lived asset impairments totaling $3.0 million and $1.8 million, respectively, related to certain design tools, property and equipment, and intellectual property that were no longer expected to be utilized. These impairment charges were included in the Consolidated Statements of Operations in Research and development expense in the respective periods.

Foreign currency remeasurement. For all foreign operations, the U.S. dollar is the functional currency. Monetary assets and liabilities in foreign currencies are remeasured into U.S. dollars using the exchange rate as of the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Remeasurement gains/losses are recorded in income (loss) from operations. Gains and losses from foreign currency transactions are reported separately as foreign exchange gain (loss) under other income (expense) on the Consolidated Statements of Operations.

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may significantly impact PMC’s net (loss) income and cash flows. The Company periodically hedges forecasted foreign currency transactions related to certain operating expenses. All derivatives are recorded in the consolidated balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net (loss) income. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive (loss) income and are recognized in net (loss) income when the hedged item affects net (loss) income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net (loss) income. During the years ended December 28, 2013, December 29, 2012 and December 31, 2011, all hedges were designated as cash flow hedges.

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

The carrying values of cash, accounts receivable, accounts payable and credit facility approximate fair value because of their short term nature.

In October 2012, the Company retired the remaining 2.25% senior convertible notes at their face value of $68.3 million. The senior convertible notes were not listed on any exchange or included in any automated quotation system but were registered for resale under the Securities Act of 1933.

As of and for the year ended December 28, 2013, the use of derivative financial instruments was not material to the results of operations or the Company’s financial position (see Note 3. Derivative Instruments).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentrations of risk. The Company maintains its cash, cash equivalents, short-term investments, and long-term investment securities in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 28, 2013, there was one distributor that accounted for 10% of accounts receivables, and two other customers that accounted for 19% and 8% of accounts receivables, respectively. At December 29, 2012, there was one distributor that accounted for 12% of accounts receivables, and two other customers that each accounted for 17% and 10% of accounts receivables, respectively. The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company’s credit evaluation process, relatively short collection periods and the geographical dispersion of the Company’s sales. The Company does not require collateral security for outstanding amounts.

The Company relies on a limited number of suppliers for wafer fabrication capacity. In 2013 and 2012, there were three outside wafer foundries that supplied more than 92% of our semiconductor wafer requirements.

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

The Company defers the gross amount of revenues and costs relating to sales to distributors if it grants more than limited rights of return or price credits, such that the level of returns and credits issuable at the time the goods are shipped cannot be reasonably estimated. In these cases, revenue is recognized upon the distributor remitting product resale quantity, price and customer shipment information, as well as confirming period end inventory on hand. The deferred income on shipments to distributors that will ultimately be recognized in the Company’s consolidated statement of operations will be different than the amount shown on the consolidated balance sheet, due to actual price adjustments issued to the distributors when the product is sold to their customers. The Company does not believe that there is any significant exposure related to deferred income based on historical experience and business terms in place.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fulfillment costs such as production-related freight and warehousing costs, product warranty costs, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support.

Research and development expenses. The Company expenses research and development (“R&D”) costs as incurred. R&D costs include payroll and related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs. Intellectual property (“IP”) purchased from third parties is capitalized and amortized over the expected useful life of the IP. For the years ended December 28, 2013, December 29, 2012, and December 31, 2011, research and development expenses were $211.0 million, $220.9 million, and $227.1 million, respectively.

Product warranties. The Company provides a limited warranty on most of its standard products and accrues for the expected cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs (see Note 6. Supplemental Financial Information).

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

During 2013, the Company recognized $26.3 million in stock-based compensation expense or $0.13 per share. No domestic tax benefits were attributed to the tax timing differences arising from stock-based compensation expense because a full valuation allowance was maintained for all domestic deferred tax assets (see Note 5. Stock-Based Compensation).

Restricted Stock Units (“RSUs”). RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value of RSUs over the vesting term of generally four years on a straight-line basis. Performance-based RSUs vest upon achievement of certain company-based performance conditions and a requisite service period. We then assess whether it is probable that the performance targets would be achieved. If assessed as probable, compensation expense is recorded for these awards over the estimated performance period. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and/or the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on the current and prior periods of those changes is recorded in the period estimates are revised. The ultimate number of shares issued and the related compensation expense recognized is based on a comparison of the final performance metrics to the specific targets.

Income taxes. Income taxes are reported under GAAP and, accordingly, deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Valuation allowances are provided if, after considering available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained (see Note 15. Income Taxes).

Business Combinations. The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over the asset’s estimated useful life. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred (see Note 2. Business Combinations).

Net (loss) income per common share. Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period. The PMC-Sierra Ltd. Special Shares have been included in the calculation of basic net (loss) income per share. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, shares issuable under our Employee Stock Purchase Plan and common shares issuable on conversion of the Company’s senior convertible notes (see Note 17. Net (Loss) Income Per Share).

Segment reporting. The Company has one reportable segment—semiconductor solutions for communications network infrastructure, comprised of the following operating segments: Communications Products, Enterprise Storage Products, Microprocessor Products, and Broadband Wireless Products (see Note 16. Segment Information).

Reclassifications. Reclassifications of deferred rent liabilities in the prior year comparative period have been made to conform to the current-year presentation.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2013-12, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This new guidance requires companies to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified based on its source and is effective for public companies in interim and annual reporting periods beginning after December 15, 2012. Accordingly, we adopted these presentation requirements during the first quarter of 2013 and it did not have a material impact on our consolidated financial statements or related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements Not Yet Adopted

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists”. The new guidance requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If the deferred tax asset is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we plan to adopt these presentation requirements during the first quarter of 2014. We are currently assessing the impact of this new guidance on our consolidated financial statements and related disclosures.

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

Purchase price

The total fair value of consideration paid for the Acquisition was approximately $96,098 in cash funded by PMC’s available working capital.

Acquisition-related costs of approximately $3.2 million were expensed as incurred in 2013 and are included in selling, general and administrative expense.

Purchase price allocations

The purchase of the IDT assets was accounted for using the acquisition method, and the allocation of fair value of consideration paid to the estimated fair value of related assets acquired and liabilities assumed as of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date of the Acquisition in the table below reflect various estimates and analyses, including work performed by third-party valuation specialists.

Current assets	$2,423
Intangible assets	67,400
Goodwill	26,430

Total assets	96,253
Assumed liabilities	155

Total purchase consideration	$96,098

The amortizable intangible assets are being amortized on a straight line basis over their estimated useful lives as follows:

	Estimated fair value	Weighted average useful life
Order backlog	$100	< 1 year
Existing technology	700	2 years
Customer relationships	3,400	7 years
Core technology	63,200	7 years

Total intangible assets	$67,400

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

Goodwill

The Company’s primary reasons for the Acquisition was to accelerate the Company’s time-to-market with early product leadership and a robust design win pipeline, including wins spanning tier one Data Center, original equipment manufacturer (OEM), and solid-state drive (SSD) customers. The Acquisition also enhanced the Company’s engineering team through the addition of research and development resources. These factors were the basis for the recognition of goodwill. The goodwill is expected to be deductible for tax purposes over 15 years. The acquired goodwill was allocated to our Enterprise Storage Products market segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Proforma disclosures

The results of operations of the Acquisition have been included in PMC’s consolidated results of operations since the acquisition date. The Acquisition did not have a significant impact on PMC’s net revenues or net earnings (loss) for the periods where pro forma disclosures would be required. Net revenues for 2013 from the Acquisition date were $4.9 million and increased our net loss for the same period was $2.0 million. Included in net loss was $4.6 million related to amortization of purchased intangible assets, $0.8 million of fair value adjustments on acquired inventory, and $1.5 million of payroll accruals.

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

Former Wintegra equity holders could have been entitled to receive an additional earn-out payment, which ranged from $nil to $60 million, calculated on the basis of Wintegra’s calendar year 2011 revenue above an agreed threshold as described in the Merger Agreement. The fair value of the earn-out reflected in the purchase price as contingent consideration was determined using an income approach, using probability weighted discounted net present values with a discount rate of 4.75%. At acquisition, the Company recorded a liability for contingent purchased consideration of $28.2 million relating to this earn-out. During the three months ended October 2, 2011, the Company determined that Wintegra’s 2011 revenues would be below earn-out levels and the former Wintegra equity holders would not be eligible to receive this additional earn-out payment. Accordingly, the Company recognized a $29.4 million Revaluation of liability on contingent consideration in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Statement of Operations. Since the earn-out requirements were not met, the Company had no obligations in connection with the contingent earn-out consideration and had no liability recorded for this as of December 31, 2011.

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

The total purchase price has been allocated to the fair value of assets and liabilities acquired, and the excess of purchase price over the aggregate fair values was recorded as goodwill. The Company has made a correction in the measurement of liabilities and goodwill previously recognized on acquisition. See Note 19. Error Corrections.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 28, 2013, the Company had 27 foreign currency forward exchange contracts outstanding that qualified and were designated as cash flow hedges. At December 29, 2012, there were 73 such currency forward contracts outstanding. The U.S. dollar notional amount of these contracts was $27.7 million and $22.5 million at December 28, 2013 and December 29, 2012, respectively, and the contracts had a fair value of $0.6 million loss and a fair value of $0.4 million gain in December 28, 2013 and December 29, 2012, respectively. No portion of the hedging instrument’s gain or loss was excluded from the assessment of effectiveness. The ineffective portions of hedges had no significant impact on earnings, nor are they expected to over the next twelve months.

NOTE 4. FAIR VALUE MEASUREMENTS

ASC Topic 820 specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets are available for identical assets and liabilities. The Company’s Level 1 assets include cash equivalents, short-term investments, money market funds, and long-term investment securities, which are generally acquired or sold at par value and are actively traded.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include corporate bonds and notes and forward currency contracts, respectively, whose value is determined using a pricing model with inputs that are observable in the market or corroborated with observable market data.

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

The Company’s valuation techniques used to measure the fair value of money market funds and other financial instruments were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of all other financial instruments were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as of December 28, 2013 and December 29, 2012, are summarized below:

	Fair value, December 28, 2013
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes(1)	$79,653	$3,166
Money market funds(1)	14,629	—
United States (“US”) treasury and government agency notes(1)	28,985	—
Foreign government and agency notes(1)	2,048	—
US state and municipal securities(1)	433	—

Total assets	$125,748	$3,166

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Included in cash and cash equivalents, short-term investments, and long-term investment securities (see Note 7. Investment Securities).

(in thousands)	Fair value, December 29, 2012 Level 1
Assets:
Corporate bonds and notes(1)	$63,565
Money market funds(1)	50,528
US treasury and government agency notes(1)	33,854
Foreign government and agency notes(1)	4,044
US state and municipal securities(1)	1,746

Total assets	$153,737

Financial liabilities measured on a recurring basis are summarized below:

(in thousands)	Fair value, December 28, 2013 Level 2
Current liabilities:
Forward currency contracts(1)	$612

(in thousands)	Fair value, December 29, 2012 Level 2
Current liabilities:
Forward currency contracts(1)	$—

(1)	Included in Accrued liabilities.

Assets/Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

We measure the fair value of our indebtedness carried at amortized cost only for the purposes of disclosing such amount. As of December 28, 2013, the carrying value of our $30.0 million outstanding drawdown on our line of credit approximated its fair value, given the short-term nature of this borrowing and a lack of significant interest rate changes since the borrowing occured.

Our non-financial assets, such as prepaid expenses and other current assets, property and equipment, and intangible assets are recorded at fair value only if an impairment charge is recognized. The following table presents the non-financial assets that were re-measured due to changes in use and recorded at fair value on a non-recurring basis during 2013 and 2012 on those assets:

	Net Carrying Value As of December 28, 2013	Fair Value Measured and Recorded Using			Total Losses for Year Ended December 28,
(In thousands)		Level 1	Level 2	Level 3	2013
Prepaid expenses and other current assets	$—	$—	$—	$—	$(585)
Property and equipment, net	—	—	—	—	(2,214)
Intangible assets	—	—	—	—	(167)
Total losses for assets held as of December 28, 2013					(2,966)

Total losses for recorded non-recurring measurement					$(2,966)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Net Carrying Value As of December 29, 2012	Fair Value Measured and Recorded Using			Total Losses for Year Ended December 29,
(In thousands)		Level 1	Level 2	Level 3	2012
Prepaid expenses and other current assets	$—	$—	$—	$—	$(979)
Property and equipment, net	—	—	—	—	(520)
Intangible assets	—	—	—	—	(260)
Total losses for assets held as of December 29, 2012					(1,759)

Total losses for recorded non-recurring measurement					$(1,759)

The losses recorded during 2013 and 2012 were mainly included in Research and Development expenses in the Consolidated Statements of Operations. See Note 1. Summary of Significant Accounting Policies for details on the asset impairments.

NOTE 5. STOCK-BASED COMPENSATION

At December 28, 2013, the Company has two stock-based compensation programs, which are described below. The Company’s stock-based awards under these plans are classified as equity. The Company did not capitalize any stock-based compensation cost and recorded compensation expense as follows:

Stock-based compensation expense:

	Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Cost of revenues	$899	$875	$945
Research and development	11,095	11,583	11,648
Selling, general and administrative	14,270	13,857	14,462

Total	$26,264	$26,315	$27,055

The Company received cash of $25.2 million, $16.0 million and $16.8 million from the exercise of stock-based awards during 2013, 2012 and 2011, respectively. The total intrinsic value of stock awards exercised during 2013 was $18.7 million.

As of December 28, 2013, there was $7.8 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans, which is expected to be recognized over a period of 2.1 years. As of December 28, 2013, there was $29.4 million of total unrecognized compensation cost related to unvested Restricted Stock Units (“RSUs”) awarded under the Company’s stock option plans, which is expected to be recognized over a period of 2.8 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the Company’s stock option and Employee Stock Purchase Plan, awards were estimated using the following weighted average assumptions:

Stock Options:

	December 28, 2013	December 29, 2012	December 31, 2011
Expected life (years)	5.9	5.4	4.5
Expected volatility	40%	42%	43%
Risk-free interest rate	1.6%	0.8%	1.9%

Employee Stock Purchase Plan:

	December 28, 2013	December 29, 2012	December 31, 2011
Expected life (years)	0.5	0.5	0.5
Expected volatility	35%	42%	44%
Risk-free interest rate	0.1%	0.2%	0.1%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity under the option plans during the year ended December 28, 2013 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value at December 28, 2013
Outstanding, December 29, 2012	28,001,047	$7.93		$2,189,509
Granted	1,059,548	$6.43		$75,007
Exercised	(2,617,357)	$5.30		$3,231,050
Forfeited	(2,887,766)	$7.30		$—

Outstanding, December 28, 2013	23,555,472	$8.10	4.88	$6,834,586

Exercisable, December 28, 2013	20,141,940	$8.33	4.32	$6,004,820

No adjustment has been recorded for fully vested options that expired during the year ended December 28, 2013. A reversal of $2.7 million was recorded for pre-vesting forfeitures during the year ended December 28, 2013.

The following table summarizes information on options outstanding and exercisable at December 28, 2013:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Options	Contractual	Price per	Options	Price per
Range of Exercise Prices	Outstanding	Life (years)	Share	Exercisable	Share
$0.05—$6.23	5,061,993	5.68	$5.05	4,049,922	$4.94
$6.26—$7.22	5,852,502	6.35	6.87	3,975,722	6.84
$7.24—$8.06	5,246,409	3.57	7.84	5,054,314	7.85
$8.15—$10.97	6,061,701	4.01	9.61	5,729,115	9.65
$11.32—$21.50	1,332,867	0.13	19.20	1,332,867	19.20

$0.05—$21.50	23,555,472	4.64	$8.10	20,141,940	$8.33

The weighted-average estimated fair values of each employee stock option granted during 2013, 2012, and 2011, were $2.47, $2.16, and $2.55, respectively.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of RSUs to employees and directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of RSU activity during the year ended December 28, 2013 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term	Aggregate intrinsic value
Unvested shares at December 29, 2012	5,358,201	1.61	$27,433,989
Awarded	3,643,245	—	$—
Released	(2,069,822)	—	$—
Forfeited	(752,587)	—	$—

Unvested shares at December 28, 2013	6,179,037	1.74	$39,545,837

Restricted Stock Units expected to vest December 28, 2013	5,319,515	1.63	$34,044,896

The weighted-average estimated fair values of each RSU awarded during 2013, 2012, and 2011, were $6.45, $5.95, and $7.09, respectively.

Employee Stock Purchase Plan

In 2011, the Company’s Employee Stock Purchase Plan (“2011 Plan”) was approved by stockholders at the 2010 Annual Meeting. The 2011 Plan became effective on February 11, 2011 and replaced the preceding employee stock purchase plan. 12,000,000 shares of our common stock have been reserved for issuance under the 2011 Plan.

During 2013, 2,156,199 shares were issued under the 2011 Plan at a weighted-average price of $5.19 per share. As of December 28, 2013, 6,296,935 shares were available for future issuance under the 2011 Plan (2012—8,453,523 available for issuance).

The weighted-average estimated fair values of Employee Stock Purchase Plan awards during years 2013, 2012, and 2011, were $1.61, $1.69, and $1.88, respectively.

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

a.	Cash and cash equivalents and Short-term investments

At December 29, 2012, cash and cash equivalents included $0.4 million deposited with banks as collateral for leased facilities, and $0.8 million deposited with banks as collateral for hedging transactions.

At December 28, 2013 and December 29, 2012, short-term investments included $1 million, deposited with banks as collateral for leased facilities.

b.	Inventories

Inventories (net of reserves of $6.6 million and $7.8 million at December 28, 2013 and December 29, 2012, respectively) were as follows:

(in thousands)	December 28, 2013	December 29, 2012 As Restated – Note 19
Work-in-progress	$15,847	$11,986
Finished goods	15,227	13,681

	$31,074	$25,667

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company decreased inventory reserves by $1.8 million, $0.5 million and $1.9 million in 2013, 2012 and 2011, respectively for inventory that was scrapped during the year.

c.	Property and equipment

The components of property and equipment are as follows:

December 28, 2013 (in thousands)	Gross	Accumulated Amortization	Net
Software	$37,136	$(25,640)	$11,496
Machinery and equipment	132,109	(111,308)	20,801
Leasehold improvements	19,654	(13,326)	6,328
Furniture and fixtures	5,568	(5,044)	524

Total	$194,467	$(155,318)	$39,149

December 29, 2012 (in thousands)	Gross	Accumulated Amortization	Net
Software	$35,248	$(23,187)	$12,061
Machinery and equipment	124,479	(102,912)	21,567
Leasehold improvements	18,322	(9,247)	9,075
Furniture and fixtures	5,327	(4,884)	443

Total	$183,376	$(140,230)	$43,146

d.	Intangible assets

The components of acquired intangible assets are as follows:

December 28, 2013 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Core technology	$245,661	$(173,772)	$71,889	5-9 years
Customer relationships	98,306	(76,591)	21,715	2-10 years
Existing technology	69,900	(50,126)	19,774	3-7 years
Trademarks	9,200	(2,857)	6,343	6 years-indefinite
Developed technology assets	68,802	(55,442)	13,360	3 years
Backlog	4,500	(4,500)	0	< 1 year
In-process research and development*	16,746	(2,853)	13,893	4-5 years

Total	$513,115	$(366,141)	$146,974

December 29, 2012 (in thousands)	Gross	Accumulated Amortization	Net	Estimated life
Core technology	$151,861	$(120,954)	$30,907	5-9 years
Customer relationships	94,906	(68,086)	26,820	2-10 years
Existing technology	115,200	(81,300)	33,900	3-7 years
Trademarks	9,200	(2,020)	7,180	6 years-indefinite
Developed technology assets	63,951	(49,743)	14,208	3 years
Backlog	400	(400)	0	< 1 year
In-process research and development*	16,746	(1,093)	15,653	4-5 years

Total	$452,264	$(323,596)	$128,668

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

*	Table above reflects original classification upon acquisition. The majority of this in-process research and development was subsequently completed during 2013 and accordingly is being amortized.

Estimated future amortization expense for intangible assets (in thousands) is as follows:

2014	$47,480
2015	34,608
2016	18,067
2017	12,827
2018	11,921
Thereafter	18,471

$143,374

e.	Goodwill

Balance (in thousands)
Goodwill at December 31, 2011	$519,454
Goodwill recorded in connection with acquisitions	593
Impairment loss	(267,628)

Goodwill at December 29, 2012	252,419
Goodwill recorded in connection with acquisitions	26,430

Goodwill at December 28, 2013	$278,849

The goodwill balance at December 29, 2012 of $252.4 million mainly relates to the Enterprise Storage Products operating segment, which had fair values that substantially exceeded its carrying value when the Company conducted its step 1 goodwill impairment test in 2012. Total accumulated goodwill impairment loss as of December 28, 2013 and December 29, 2012 amounts to $536.6 million. See Note 18. Impairment of Goodwill and Long-Lived Assets for details on the impairment loss of $267.6 million recorded in 2012.

f.	Accrued liabilities.

The components of accrued liabilities are as follows:

	December 28, 2013	December 29, 2012
Accrued compensation and benefits	$36,708	$34,791
Other accrued liabilities	27,549	31,931

	$64,257	$66,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

g.	Product warranties

The following table summarizes the activity related to the product warranty liability during fiscal 2013, 2012 and 2011:

	Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Balance, beginning of the year	$5,981	$5,415	$5,457
Accrual for new warranties issued	402	2,530	1,863
Reduction for payments and product replacements	(1,022)	(328)	(290)
Adjustments related to changes in estimate of warranty accrual	(3,198)	(1,636)	(1,615)

Balance, end of the year	$2,163	$5,981	$5,415

The change in estimate of warranty accrual recorded during the year ended December 28, 2013 includes a reduction for amounts over-accrued in prior periods and for amounts that do not have a material impact on 2013 or prior periods.

h.	Restructuring and Other Costs

The Company executed various restructuring plans in 2001, 2005, 2006 and 2007. These plans were completed prior to the periods presented in our consolidated financial statements as of and for the years ended December 28, 2013, December 29, 2012 and December 31, 2011. The final cash payment associated with these plans was made in 2011, totaling approximately $1.6 million. There were no remaining accruals associated with these plans at the end of any of the periods presented and there was no restructuring related severance cost recognized in 2013, 2012 or 2011.

i.	Interest expense, net

The components of interest expense, net are as follows:

	Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Interest income	$1,310	$2,865	$4,228
Interest expense on debt	(403)	(4,451)	(6,495)

	$907	$(1,586)	$(2,267)

NOTE 7. INVESTMENT SECURITIES

At December 28, 2013, the Company had investments in securities of $128.9 million (December 29, 2012—$153.7 million) comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation insured corporate notes, United States State and Municipal Securities, foreign government and agency notes, and corporate bonds and notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s available for sale investments, by investment type, as classified on the consolidated balance sheets consist of the following as at December 28, 2013 and December 29, 2012:

	December 28, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$14,629	$—	$—	$14,629

Total cash equivalents	14,629	—	—	14,629

Short-term investments:
Corporate bonds and notes	7,735	416	(2)	8,149
US treasury and government agency notes	2,499	44	—	2,543
Foreign government and agency notes	—	—	—	—
US states and municipal securities	200	2	—	202

Total short-term investments	10,434	462	(2)	10,894

Long-term investment securities:
Corporate bonds and notes	74,583	121	(34)	74,670
US treasury and government agency notes	26,421	30	(9)	26,442
Foreign government and agency notes	2,049	1	(2)	2,048
US states and municipal securities	230	1	—	231

Total long-term investment securities	103,283	153	(45)	103,391

Total	$128,346	$615	$(47)	$128,914

Gross unrealized gains include accrued interest on investments of $0.5 million, which are included in the Consolidated Statement of Operations. The remainder of the gross unrealized gains and losses are included the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

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

*Gross unrealized gains include accrued interest on investments of $0.9 million, which are included in the Consolidated Statement of Operations. The remainder of the gross unrealized gains and losses are included the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our cash equivalents, short-term investments and long-term investment securities are comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”) insured corporate notes, United States State and Municipal Securities, foreign government and agency notes and corporate bonds and notes with minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent at the date of purchase. Contractual maturities as of December 28, 2013 for our investment securities do not exceed 3 years.

In relation to the unrealized losses summarized in the tables above, as of December 28, 2013 and December 29, 2012, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of December 28, 2013, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

NOTE 8. CREDIT FACILITY

As of December 28, 2013, the Company had available revolving line of credit with a bank under which the Company may borrow up to $100 million, of which $30 million was drawn. The Company may request, from time to time, and subject to customary conditions, including receipt of commitments, that the revolving credit facility be increased by an aggregate amount not to exceed $150 million. Interest payments are based on LIBOR plus margins, where margins ranges from 1.75% to 2.25% per annum based on the Company’s leverage ratio. The revolving credit facility is available for general corporate purposes. The credit facility is collateralized by substantially all of the Company’s personal property. The Company’s obligations under the credit facility are jointly and severally guaranteed by material wholly-owned domestic subsidiaries of the Company.

The Company may prepay amounts outstanding and terminate commitments under the credit agreement, at any time and in whole or in part, without premium or penalty (other than reimbursement of customary breakage costs in the case of Eurodollar Rate loans).

The credit agreement contains customary representations and warranties, affirmative covenants and negative covenants, with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including, without limitation, restrictions and limitations on dividends, asset sales, the ability to incur additional debt and additional liens and certain financial covenants. As of December 28, 2013, the Company was in compliance with these covenants.

The credit agreement also contains customary events of default, including, without limitation, non-payment, breach of representation and warranties, breach of covenants, cross default to other material indebtedness, insolvency events, material judgments, material ERISA events and change of control. The occurrence of an event of default will, in certain circumstances, increase the applicable rate of interest by 2.0% and could result in the termination of commitments under the revolving credit facility, the declaration that all outstanding loans are due and payable in whole or in part, and the requirement of cash collateral deposits in respect of outstanding letters of credit.

At December 29, 2012, the Company did not maintain any lines of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2011, the carrying amount of the equity component was $35.2 million, and the carrying amount of the debt component was $65.1 million, which represented the principal amount of $68.3 million net of the unamortized discount of $3.2 million.

In October 2012, the Company retired the remaining 2.25% senior convertible notes at their face value of $68.3 million, resulting in no impact to the Consolidated Statements of Operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under operating lease agreements, which expire at various dates through March 1, 2025.

Rent expense for 2013, 2012, and 2011 was $9.1 million, $10.5 million, and $12.9 million, respectively. Excluded from rent expense for 2013, 2012, and 2011 was additional rent and operating costs of $0.1 million, $0.2 million, and $0.9 million respectively, related to excess facilities, which were previously accrued.

Minimum future rental payments under operating leases are as follows:

(in thousands)
2014	$9,268
2015	7,293
2016	6,137
2017	4,346
2018	4,084
Thereafter	5,558

Total minimum future rental payments under operating leases	$36,686

Long-term obligations

Included in the long-term obligations are purchase obligations for design software tools for $6.5 million, which will be paid between 2014 and 2015, and deferred rent liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 12. SPECIAL SHARES

At December 28 2013 and December 29, 2012, the Company maintained a reserve of 1,019,000 shares, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (“LTD”) special shares. The special shares of LTD, the Company’s principal Canadian subsidiary, are redeemable or exchangeable for PMC common stock. Special shares do not vote on matters presented to the Company’s stockholders, but in all other respects represent the economic and functional equivalent of PMC common stock for which they can be redeemed or exchanged at the option of the holders. The special shares have class voting rights with respect to transactions that affect the rights of the special shares as a class and for certain extraordinary corporate transactions involving LTD. If LTD files for bankruptcy, is liquidated or dissolved, the special shares receive as a preference the number of shares of PMC common stock issuable on conversion plus a nominal amount per share plus unpaid dividends, or at the holder’s option convert into LTD ordinary shares, which are the functional equivalent of voting common stock. If the Company files for bankruptcy, is liquidated, or dissolved, special shares of LTD receive the cash equivalent of the value of PMC common stock into which the special shares could be converted, plus unpaid dividends, or at the holder’s option convert into LTD ordinary shares. If the Company materially breaches its obligations to special shareholders of LTD (primarily to permit conversion of special shares into PMC common stock), the special shareholders may convert their shares into LTD ordinary shares.

These special shares of LTD are classified outside of stockholders’ equity until such shares are exchanged for PMC common stock. Upon exchange, amounts will be transferred from the LTD special shares account to the Company’s common stock and additional paid-in capital on the consolidated balance sheet.

NOTE 13. STOCKHOLDERS’ EQUITY

Authorized Capital Stock of PMC

At December 28, 2013 and December 29, 2012, the Company had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated “Common Stock”, $0.001 par value, and 5,000,000 of which are designated “Preferred Stock”, $0.001 par value.

Stock Repurchase Program

During 2013, the Company repurchased 13 million shares of PMC common stock for a total of $79.0 million. The Company acquired these common shares as part of its $275.0 million stock repurchase program announced on March 13, 2012. The repurchased shares were retired immediately upon delivery. Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 2, 2012, the Company entered into an Accelerated Stock Buyback agreement (“ASB agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase an aggregate of $160.0 million of PMC common stock. The Company acquired these common shares as part of its $275.0 million stock repurchase program announced on March 13, 2012. The aggregate number of shares ultimately purchased was determined based on the weighted-average share price of our common shares over a specified period of time. The contract was settled on October 5, 2012. The total shares repurchased and cancelled under this ASB agreement was 26,829,309 common shares at a price of $5.96. The repurchased shares were retired immediately upon delivery. Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.

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

NOTE 14. EMPLOYEE BENEFIT PLANS

Post-Retirement Health Care Benefits

The Company’s unfunded post-retirement benefit plan, which was assumed in connection with the acquisition of the Storage Semiconductor Business provides retiree medical benefits to eligible United States employees who meet certain age and service requirements upon retirement from the Company. These benefits are provided from the date of retirement until the employee qualifies for Medicare coverage. The amount of the retiree medical benefit obligation assumed by the Company was $1.1 million at the time of the acquisition.

At December 28, 2013 and December 29, 2012, the accumulated post-retirement benefit obligation was $1.3 million, with no unrecognized gain/loss or unrecognized prior service cost in both periods. The net period benefit expense was $1.4 million during 2011. No distributions were made from the plan during the period. The Company includes accrued benefit costs for its post-retirement program in Accrued liabilities on the Company’s Consolidated Balance Sheet and recognizes changes in the accumulated post-retirement benefit obligation resulting from annual re-measurement in its results of operations.

The health care accumulated post-retirement benefit obligations were determined at December 28, 2013 using a discount rate of 4.2% and a current year health care trend of 8.4% decreasing to an ultimate trend rate of 4.7% in 2027. The health care accumulated post-retirement benefit obligations were determined at December 29, 2012 using a discount rate of 3.3% and a current year health care trend of 8.7% decreasing to an ultimate trend rate of 4.7% in 2027.

Employee Retirement Savings Plans

The Company sponsors a 401(k) retirement plan for its employees in the United States and similar plans for its employees in Canada and other countries. Employees can contribute a percentage of their annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation to the plans, limited to maximum annual amounts set by local taxation authorities. The Company contributed $4.0 million, $3.9 million, and $3.8 million, and, to the plans in fiscal years 2013, 2012, and 2011, respectively.

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

Expenses incurred related to the Israeli Severance Plans for 2013, 2012, and 2011 were $1.6 million, $1.8 million, and $2.0 million, respectively. The amount of the liability, net of the amounts funded under the first type of agreement noted above are included within Accrued liabilities on the Consolidated Balance Sheet in the amounts of $0.2 and $0.3 million, for the years ended December 28, 2013 and December 29, 2012, respectively. As at December 28, 2013, the amount of the net liability is comprised of $ 3.4 million for statutory severance pay liability, less $3.2 million in amounts funded. As at December 29, 2012, the amount of the net liability is comprised of $4.2 million for statutory severance pay liability, less $3.9 million of cumulative funding by the Company.

NOTE 15. INCOME TAXES

For financial reporting purposes, the geographic distribution of (loss) income before income taxes includes the following components:

	Year Ended
(in thousands)	December 28, 2013	December 29, 2012 As Restated – Note 19	December 31, 2011 As Restated – Note 19
Domestic	$(30,038)	$(301,764)	$29,637
Foreign	23,540	18,806	51,686

	$(6,498)	$(282,958)	$81,323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes consists of the following components:

	Year Ended
(in thousands)	December 28, 2013	December 29, 2012 As Restated – Note 19	December 31, 2011 As Restated – Note 19
Current:
Domestic	$9,528	$42,710	$6,276
State	99	(3,630)	3,805
Foreign	13,910	11,743	13,390

	$23,537	$50,823	$23,471

Deferred:
Domestic	$1,361	$2,856	$(771)
State	—	(718)	4,885
Foreign	858	(15,660)	(17,688)

	$2,219	$(13,522)	$(13,574)

Provision for income taxes	$25,756	37,301	$9,897

Reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

	Year Ended
(in thousands)	December 28, 2013	December 29, 2012 As Restated – Note 19	December 31, 2011 As Restated – Note 19
(Loss) income before provision for income taxes	$(6,498)	$(282,958)	$81,323
Federal statutory tax rate	35%	35%	35%
Income taxes at U.S. Federal statutory rate	(2,274)	(99,035)	28,463
Tax on intercompany transactions	18,135	104,757	33,914
Change in liability for unrecognized tax benefit	6,748	938	5,083
Non-deductible intangible asset amortization and impairment of goodwill and purchased intangible assets	10,603	104,421	3,819
Non-deductible stock-based compensation	5,487	5,370	5,234
Non-deductible items and other	852	6,283	(6,521)
Utilization of stock option related loss carry-forwards recorded in equity	—	17,622	2,055
State taxes	(1,332)	(50)	2,947
True-up of prior year taxes and tax credits	(4,230)	(12,259)	(25,879)
Federal credits	(6,344)	(23,689)	3,297
Investment tax credits, net	(23,276)	(19,193)	(18,455)
Foreign and other rate differential	(10,208)	(6,599)	(28,242)
Change in valuation allowance	36,346	(40,311)	4,692
Other changes to deferred taxes	(4,751)	(954)	(510)

Provision for income taxes	$25,756	$37,301	$9,897

On a consolidated basis, the Company recorded a provision for income taxes of $25.8 million, a provision for income taxes of $37.3 million and a provision for income taxes of $9.9 million for 2013, 2012, and 2011, respectively. The effective tax rates were negative 396% for 2013, negative 13% and positive 12% for 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between our effective tax rates and the 35% U.S. federal statutory rate in each of 2013, 2012, and 2011, resulted primarily from foreign earnings eligible for tax rates lower than the federal statutory rate due to economic incentives subject to certain criteria granted to PMC International Sdn. Bhd., investment tax credits earned, and adjustments for prior years taxes and tax credits, partially offset by non-deductible intangible asset amortization and impairment of goodwill and purchased intangible assets, the effect of inter-company transactions, utilization of stock option related loss carryforwards recorded in equity, changes in accruals related to the liabilities for uncertain tax positions, and permanent differences arising from stock-based compensation and other items.

The Company is subject to a tax holiday in Malaysia that has the effect of reducing its net income tax rate to zero in that jurisdiction. The Company’s current income tax holiday was granted based on investment and staffing criteria targets to be met by PMC International Sdn. Bhd. (Malaysia). The tax holidays were granted in 2009 by the Government of Malaysia and are effective through 2019, subject to continued compliance with the tax holiday’s requirements. Tax savings associated with the Malaysia tax holidays were approximately $3.9 million, $7.9 million, and $22.1 million in fiscal 2013, 2012, and 2011, respectively, which provided a diluted net income (loss) per share benefit of $0.02, $0.04, and $0.09, respectively.

The Company’s 2013 tax rate was higher than the 35% statutory rate primarily due to non-deductible amortization expense, the tax impact of inter-company transactions, non-deductible stock-based compensation expense, and increases to uncertain tax positions, partially offset by tax credits generated in 2013, a benefit from the recognition of tax credits earned in prior periods, and tax on profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.

The Company’s 2012 tax rate was higher than the 35% statutory rate primarily due to the tax impact of an intercompany dividend and other inter-company transactions, non-deductible amortization expense and write-downs, non-deductible stock-based compensation expense, partially offset by tax credits generated in 2012, and tax on profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate. See Note 19. Error Corrections.

The Company’s 2011 tax rate was lower than the 35% statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and tax credits generated in 2011, partially offset by the tax impact of inter-company transactions, an adjustment of prior year taxes, non-deductible stock-based compensation expense, and the tax impact of non-deductible amortization expense and write-downs.

The consolidated financial statements for the 2013, 2012 and 2011 include the tax effects associated with the sale of certain assets between our wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such inter-company transactions to be recognized over the estimated life of the related assets. Accordingly prepaid tax expenses were recorded in the years ended December 29, 2012, December 31, 2011 and December 26, 2010. The balance in prepaid expenses as at December 28, 2013 and December 29, 2012, to be recognized in future years was $ 5.8 million and $19.2 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended
(in thousands)	December 28, 2013	December 29, 2012 As Restated – Note 19
Deferred taxes:
Net operating loss carryforwards	$30,549	$18,469
Credit carryforwards	88,854	61,322
Reserves and accrued expenses	6,008	6,987
Stock-based compensation	11,688	11,684
Other	358	1,016
Capitalized technology & other	3,290	2,987
Capital loss	1,208	1,051
Depreciation and amortization	15,903	12,139

Total deferred tax assets	$157,858	$115,655
Valuation allowance	(92,525)	(56,179)
Deferred income tax on credits	(8,864)	(11,126)
Goodwill amortization	(44,946)	(39,791)
Federal benefits	(10,300)	(5,444)

Total deferred tax assets, net	$1,223	$3,115

In the table reflecting significant components of the Company’s deferred tax assets and liabilities, the Company had previously presented the total available amounts of its tax attributes, including the amounts relating to excess tax benefits. The disclosures above have been adjusted to exclude the amounts relating to excess tax benefits from the amounts of net operating loss carryforwards, state tax loss carryforwards and credit carryforwards, which have been separately presented in the footnote herein.

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has incurred, the Company believes that it is not more likely than not that all or a portion of the deferred tax assets in the U.S. and held by its Canadian, and Israeli subsidiaries will be realized.

The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. By comparing source of income and the deferred tax assets being generated on an entity-by-entity basis in each of its legal entities, the Company believes it is more likely than not that such assets will be realized to the extent presented in the balance sheet and income statement.

For the year ended December 28, 2013, the company increased its valuation allowance by $36.3 million compared to the year ended December 29, 2012. The increase was primarily due to the release of reserves on federal and state R&D tax credits and the establishment of valuation allowance on foreign excess credits.

At December 28, 2013, the Company has statutory tax losses as follows: gross $125.4 million of federal domestic loss carryforwards, which expire through 2028; and gross $221.4 million of U.S. state tax loss carryforwards, which expire through 2033, of which $35.1 million, $49.5 million, $37.4 million, $41.2 million and $4.8 million expire in fiscal years 2014, 2015, 2016, 2017 and 2018, respectively, and $55.0 million of foreign tax loss carryforwards with an indefinite carryforward period. The utilization of a portion of these loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carryforwards may be subject to annual limitations under federal, state and foreign income tax legislation. Substantially all of the Company’s loss carry-forwards relate to the Company’s domestic operations for which no tax benefit has been recorded. The tax benefits relating to approximately $123.2 million of the federal net operating loss carryforwards and $89.3 million of the state net operating loss carryforwards will be credited to additional paid-in-capital when recognized.

At December 28, 2013, the Company has statutory tax credits as follows: $4.5 million of federal domestic alternative minimum tax credits which do not expire; $15.8 million of U.S. state research and development credits which do not expire; $37.2 million of foreign tax credits which expire through 2022; and $65.8 million of federal and foreign research and development credits, of which $1 million expires in 2014 and the remainder expires in years beyond 2018. The tax benefits relating to approximately $46 million of the federal credits will be credited to additional paid-in-capital when recognized.

As of December 28, 2013, the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $194.1 million that are intended to be indefinitely reinvested outside the U.S., and, accordingly, no provision for U.S. Federal and state tax has been recorded for the distribution of these earnings. At December 28, 2013, the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $70.2 million.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended
(in millions)	December 28, 2013	December 29, 2012 As Restated – Note 19	December 31, 2011 As Restated – Note 19
Gross unrecognized benefit at beginning of the year	$91.5	$106.0	$100.0
Decrease in tax positions for prior years	(9.5)	(19.0)	7.8
Increase in tax positions for current year	4.0	4.3	—
Lapse in statute of limitations	(0.5)	(1.3)	(1.2)
Effect on foreign currency (loss) gain on translation	(4.8)	1.5	(0.6)

Ending balance before interest accrual	$80.7	$91.5	$106.0

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $43.3 million at December 28, 2013 (2012—$37.3 million, 2011—$32.2 million). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During 2013, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.3 million (2012—$3.9 million and 2011—$3.0 million).

The Company and its subsidiaries file income tax returns in the U.S. and in various states, local and foreign jurisdictions. The tax years generally remain subject to examination by federal and most state tax authorities due to the ability to adjust net operating losses and credits. In significant foreign jurisdictions, the 2007 through 2013 tax years generally remain subject to examination by their respective tax authorities.

The Company is in various stages of examinations in connection with its tax audits worldwide and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. We cannot reliably determine either the magnitude or the range of any increase or decrease at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Enterprise-wide information is provided below. Geographic revenue information is based on the location of the customer invoiced. Long-lived assets include property and equipment and other long-term assets. Geographic information about long-lived assets is based on the physical location of the assets.

	Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Net revenues
China	$194,401	$206,372	$236,186
Asia, other	73,164	74,689	74,832
Japan	65,293	70,120	85,999
United States	57,610	73,069	114,224
Taiwan	64,113	62,957	83,274
Europe and Middle East	33,895	40,466	51,115
Other foreign	19,552	3,324	8,674

Total	$508,028	$530,997	$654,304

	As of
(in thousands)	December 28, 2013	December 29, 2012
Long-lived assets
Canada	$13,166	$12,944
United States	27,651	36,612
Israel	4,883	9,776
Other	4,199	4,432

Total	$49,899	$63,764

	Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Net revenues by product groups*
Storage	$342,900	$352,993	$391,552
Carrier	165,128	178,004	262,752

Net revenues	$508,028	$530,997	$654,304

*	Storage net revenues are comprised of Enterprise Storage Products and laser printer ASIC products of the Microprocessor Products Division. Carrier net revenues are comprised of Communication and Broadband Wireless Products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2013, 2012, and 2011 the Company had two end customers whose purchases represented 10% or more of net revenues. In 2013, those two end customers had purchases that represented 16% and 13% of net revenues, respectively. In 2012, those two end customers had purchases that represented 20% and 12% of net revenues, respectively. In 2011, those two end customers had purchases that represented 20% and 10% of net revenues, respectively.

NOTE 17. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Year Ended
(in thousands, except per share amounts)	December 28, 2013	December 29, 2012	December 31, 2011
Numerator:
Net (loss) income:	$(32,254)	$(320,259)	$71,426
Denominator:
Basic weighted average common shares outstanding(1)	203,882	216,593	233,210
Dilutive effect of employee stock options and awards	—	—	1,974

Diluted weighted average common shares outstanding(1)	203,882	216,593	235,184

Basic net (loss) income per share	$(0.16)	$(1.48)	$0.31
Diluted net (loss) income per share	$(0.16)	$(1.48)	$0.30

(1)	PMC-Sierra,Ltd. Special Shares are included in the calculation of basic weighted average common shares outstanding.

In 2013 and 2012, the Company had approximately 2.0 million and 1.5 million stock-based awards, respectively, that were not included in diluted net loss per share because they would be antidilutive.

NOTE 18. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

During fiscal year 2013 the Company performed qualitative assessment for its annual goodwill and indefinite-lived intangible assets impairment assessment for each of its reporting units and concluded that there is no impairment.

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

The fair values of these reporting units in the third quarter of 2012 were estimated using a discounted cash flow model, or income approach. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes.

Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered terminal growth rates for other publicly traded companies. Future cash flows were discounted to present value by incorporating appropriate present value techniques.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Also, at the end of the third quarter of 2012, the fair values of acquired intangible assets were calculated using the income approach and determined and recorded impairment charges of $7 million related to purchased intangible assets arising from the acquisition of Wintegra. The main factor contributing to this impairment charge was the reduction of forecasted cash flows as described above.

NOTE 19. ERROR CORRECTIONS

a. The comparative consolidated financial statements as of and for the year ended December 29, 2012 presented herein and for the year ended December 31, 2011 have been restated to correct the misapplication of accounting principles related to our accounting for deferred income taxes and uncertain income tax positions, and related to capitalizing certain inventory-related overhead costs into inventory that had previously been directly expensed through cost of revenues. Most significantly, the Company did not appropriately re-measure its reserves for uncertain income tax positions associated with a decrease in exposure that occurred in 2012 related to the historical utilization of certain income tax credits. The Company also corrected the prior year financial statements for three additional items that impacted our income tax accounts: the Company did not adjust its deferred tax liabilities to reflect the effect of certain tax law changes enacted in 2012; the Company did not appropriately allocate its valuation allowance against its deferred tax assets reflected on the balance sheet; and the Company did not record the deferred tax effect related to a change in the value of certain liabilities in 2012.

The net impact of revising our comparative consolidated financial statements for these items are shown in the tables below. There was no change to the total amount of income tax loss carry-forwards or any other income tax assets available or utilized for tax purposes, nor to the actual amount of income tax payable to taxing authorities as a result of these matters in any period. In addition, the Company’s previously reported unaudited condensed consolidated quarterly financial information that was impacted by these corrections has been restated in Part II, Item 9B. Other Information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below illustrate the effects on the Consolidated Balance Sheets, Statements of Operations and Statements of Comprehensive (Loss) Income presented herein:

	As of
	December 29, 2012
(in thousands)	As Previously Reported*	Adjustments	As Restated
CONSOLIDATED BALANCE SHEETS
Current Assets
Inventories, net	$23,548	$2,119	$25,667
Deferred tax assets	$43,630	$1,341	$44,971
Non-current assets:
Deferred tax assets	$—	$1,042	$1,042
Current Liabilities
Deferred income taxes	$2,466	$(2,466)	$—
Non-current liabilities
Deferred income taxes	$41,936	$962	$42,898
Liability for unrecognized tax benefits	$34,957	$(6,753)	$28,204
Equity:
Common stock and additional paid in capital	$1,553,137	$1,950	$1,555,087
Accumulated deficit	$(917,825)	$10,809	$(907,016)

	Year ended			Year ended
	December 29, 2012			December 31, 2011
(in thousands, except for per share amounts)	As Previously Reported*	Adjustments	As Restated	As Previously Reported*	Adjustments	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Cost of revenues	$157,918	$931	$158,849	$211,630	$(440)	$211,190
Provision for income taxes	$(45,991)	$8,690	$(37,301)	$(9,897)	$—	$(9,897)
Net (loss) income	$(328,018)	$7,759	$(320,259)	$70,986	$440	$71,426
Net (loss) income per common share - basic	$(1.51)	$0.03	$(1.48)	$0.30	$0.01	$0.31
Net (loss) income per common share - diluted	$(1.51)	$0.03	$(1.48)	$0.30	$0.00	$0.30

	Year ended			Year ended
	December 29, 2012			December 31, 2011
(in thousands, except for per share amounts)	As Previously Reported*	Adjustments	As Restated	As Previously Reported*	Adjustments	As Restated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(328,018)	$7,759	$(320,259)	$70,986	$440	$71,426
Comprehensive (loss) income	$(326,256)	$7,759	$(318,497)	$67,768	$440	$68,208

*	As previously reported in our December 29, 2012 Form 10-K/A as filed on November 12, 2013.

The corrections resulted in offsetting changes within the “net cash provided by operating activities” section in the Consolidated Statements of Cash Flows for the years ended December 29, 2012 and December 31, 2011 but did not change the ending net total of that section. There were also no changes in any other sections of the Consolidated Statements of Cash Flows for the same periods.

b. Prior Error Corrections Disclosed in 2012 Form 10-K/A as filed on November 12, 2013

The historical consolidated financial statements for fiscal 2012, 2011, and 2010 were restated in the Form 10-K/A filed on November 12, 2013 to correct the misapplication of accounting principles related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax benefits associated with stock option deductions in excess of the expense recognized in the financial statements. In the prior periods impacted by this matter, the Company understated the income tax benefits of its loss carry-forwards which were required to be included in equity rather than in income tax expense (benefit). These income tax benefits were generated primarily in the 1999 and 2000 years and were utilized to reduce the previously recorded income tax expense beginning in 2006 and through the first two quarters of 2013. From 2006 and forward, the Company should have recorded the income tax benefit of utilizing these stock option related loss carry-forwards as an increase to Additional Paid-in Capital, rather than as a reduction of income tax expense. There was no change to the total amount of income tax loss carry-forwards or any other income tax assets available or utilized for tax purposes, nor to the actual amount of income tax payable to the taxing authorities as a result of this matter, in any period impacted by this matter. In connection with restating our historical financial statements, the Company also made certain other corrections for the timing of recognition of amounts related to amended tax return filings and certain tax credits and for the recognition of a foreign subsidiary’s deferred tax assets not previously recognized. The foreign subsidiary was acquired in 2010 and the deferred tax assets should have been recognized as part of the acquisition accounting, and, therefore, should have resulted in a corresponding adjustment to goodwill.

The tables below illustrate the effects on the Consolidated Balance Sheets and Statements of Operations:

	As of
	December 29, 2012			December 31, 2011
(in thousands)	As Previously Reported in Form 10-K/A*	As Previously Reported in 10-Q**	As Previously Reported in 10-K***	As Previously Reported in Form 10-K/A*	As Previously Reported in 10-Q**	As Previously Reported in 10-K***
CONDENSED CONSOLIDATED BALANCE SHEETS
Non-current assets:
Prepaid tax expenses	$19,152	$11,851	$25,077	$34,318	$18,293	$27,898
Goodwill	252,419	252,419	252,419	519,454	520,899	520,899
Non-current liabilities
Deferred tax and other long-term tax liabilities	$41,936	$44,849	$44,849	$38,943	$40,663	$40,663
Liability for unrecognized tax benefits - non-current	$34,957	$29,236	$38,915	$33,020	$26,929	$38,460
Equity:
Common stock and additional paid in capital	$1,553,137	$1,527,710	$1,527,084	$1,623,236	$1,587,587	$1,577,792
Accumulated deficit	$(917,825)	$(896,891)	$(892,718)	$(515,623)	$(490,183)	$(482,314)

	Year ended
	December 29, 2012			December 31, 2011			December 26, 2010
(in thousands, except for per share amounts)	As Previously Reported in Form 10-K/A*	As Previously Reported in 10-Q**	As Previously Reported in 10-K***	As Previously Reported in Form 10-K/A*	As Previously Reported in 10-Q**	As Previously Reported in 10-K***	As Previously Reported in Form 10-K/A*	As Previously Reported in 10-Q**	As Previously Reported in 10-K***
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Impairment of goodwill and purchased intangible assets	$274,637	$276,082	$276,082	$—	$—	$—	$—	$—	$—
Provision for income taxes	$(45,991)	$(49,052)	$(52,748)	$(9,897)	$183	$(720)	$(37,064)	$(33,507)	$(23,940)
Net (loss) income	$(328,018)	$(332,524)	$(336,220)	$70,986	$81,066	$80,163	$76,260	$79,817	$89,384
Net (loss) income per common share - basic	$(1.51)	$(1.54)	$(1.55)	$0.30	$0.35	$0.34	$0.33	$0.34	$0.39
Net (loss) income per common share - diluted	$(1.51)	$(1.54)	$(1.55)	$0.30	$0.34	$0.34	$0.32	$0.34	$0.38

*	As previously reported in our December 29, 2012 Form 10-K/A filed on November 12, 2013
**	As previously reported in our March 30, 2013 Form 10-Q
***	As previously reported in our December 29, 2012 Form 10-K

For restated comparative quarterly information corresponding to the error corrections described above, see Item 9B. Other Information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

In connection with a restatement of our financial statements in November 2013, filed on Form 10-K/A for the year ended December 29, 2012, management, with the participation of our CEO and CFO, concluded that, because of an identified material weakness in our internal control over financial reporting relating to our accounting for income taxes, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 29, 2012.

As required by SEC Rule 13a-15(b), management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 28, 2013, the end of the period covered by this report. Based upon that evaluation, while remediation efforts are on-going, we determined the material weakness previously described in our Form 10-K/A filed on November 12, 2013, still exists as of December 28, 2013, as described below, and that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 28, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d -15(f) of the Securities Exchange Act of 1934 as amended). Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 framework).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we determined we did not maintain effective internal control over financial reporting as of December 28, 2013. The Company did not maintain effective internal control over the application and monitoring of its accounting for income taxes. Specifically, the Company did not have controls designed and in place to ensure the accuracy and completeness of financial information provided by third party tax advisors used in accounting for income taxes and the determination of uncertain tax positions, deferred income tax assets and liabilities and the related income tax provision and the review and evaluation of the application of generally accepted accounting principles relating to specific complex areas of accounting for income taxes. These deficiencies resulted in certain errors in Company’s prior period income tax accounts which are further detailed in Note 19 to the consolidated financial statements included in Item 8 of this report.

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

Management’s Remediation Initiatives

As of the date of this Form 10-K filing, new and enhanced controls have been designed and are being implemented. These controls include:

•

Quarterly preparation of additional analysis related to the tracking and recognition of deferred tax assets, including excess tax benefits associated with stock option deductions, completed during the fourth quarter of 2013;

•

Hiring of senior level personnel with expertise in the area of tax accounting and reporting and engagement of a new team of external advisors to assist with the Company’s preparation and analysis of its income tax accounts;

•

Re-design of certain internal controls and related internal controls documentation related to the income tax accounting processes, including increasing the extent of management’s required internal review procedures over material/non-routine transactions impacting income tax accounting in accordance with U.S. GAAP; and

•

Enhancement of management oversight and review procedures over income tax and related financial information provided to and advice received from external advisors on a quarterly basis completed during the fourth quarter of 2013.

While we believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting, such initiatives are in process as of the date of this Form 10-K filing. We will continue to monitor and assess the implementation and operation of these controls.

ITEM 9B.	OTHER INFORMATION.

As supplemental information to Item 8. Financial Statements, the Notes to the Consolidated Financial Statements, Note 19a. Error Correction, provided below is the corresponding restated unaudited comparative quarterly condensed consolidated information:

	As of		As of		As of
	September 28, 2013		June 29, 2013		March 30, 2013
	(Unaudited)		(Unaudited)		(Unaudited)
(in thousands)	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*
CONDENSED CONSOLIDATED BALANCE SHEETS
Current Assets
Inventories, net	$34,559	$32,024	$32,698	$30,517	$27,691	$25,699
Non-current assets:
Deferred tax assets	$864	$145	$1,389	$252	$1,181	$44
Non-current liabilities
Liability for unrecognized tax benefits—non-current	$28,133	$34,886	$27,610	$34,363	$28,489	$35,242
Deferred tax and other long-term tax liabilities	$42,002	$44,752	$41,395	$44,145	$40,134	$42,884
Equity:
Common stock and additional paid in capital	$1,584,013	$1,582,063	$1,581,116	$1,579,166	$1,577,403	$1,575,453
Accumulated deficit	$(930,902)	$(941,265)	$(922,108)	$(932,656)	$(915,543)	$(926,225)

	As of		As of		As of		As of
	December 29, 2012		September 30, 2012		July 1, 2012		April 1, 2012
			(Unaudited)		(Unaudited)		(Unaudited)
(in thousands)	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*
CONDENSED CONSOLIDATED BALANCE SHEETS
Current Assets
Inventories, net	$25,667	$23,548	$29,608	$27,405	$31,430	$29,162	$33,645	$31,192
Deferred tax assets	44,971	$43,630	$42,151	$42,151	$37,004	$37,004	$32,829	$32,829
Non-current assets:
Deferred tax assets	$1,042	$—	$777	$58	$1,108	$389	598	598
Current liabilities
Deferred income taxes	$—	$2,466	$2,494	$2,494	$2,450	$2,450	2,535	2,535
Non-current liabilities
Liability for unrecognized tax benefits—non-current	$28,204	$34,957	$29,330	$36,083	$28,529	$35,282	33,532	33,532
Deferred tax and other long-term tax liabilities	$42,898	$41,936	$40,279	$40,279	$40,321	$40,321	39,634	39,634
Equity:
Common stock and additional paid in capital	$1,555,087	$1,553,137	$1,553,971	$1,552,021	$1,560,720	$1,558,770	1,660,192	1,660,192
Accumulated deficit	$(963,035)	$(917,825)	$(913,073)	$(920,798)	$(631,322)	$(639,112)	(577,952)	(580,405)

	Three Months Ended		Nine Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Three Months Ended
	December 28, 2013		September 28, 2013		September 28, 2013		June 29, 2013		June 29, 2013		March 30, 2013
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
(in thousands, except for per share amounts)	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Net Revenues	$126,872	$126,105	$381,156	$381,923	$128,411	$128,855	$252,745	$253,068	$127,584	$127,907	$125,161	$125,161
Cost of revenues	$37,349	$37,176	$111,864	$112,281	$36,840	$37,194	$75,024	$75,087	$37,637	$37,827	$37,387	$37,260
Provision for income taxes	$(12,377)	$(12,795)	$(13,379)	$(12,961)	$(4,613)	$(4,195)	$(8,766)	$(8,766)	$(4,602)	$(4,602)	$(4,164)	$(4,164)
Net loss	$(15,679)	$(16,691)	$(16,575)	$(15,807)	$(3,232)	$(2,724)	$(13,343)	$(13,083)	$(4,816)	$(4,683)	$(8,527)	$(8,400)
Net loss per common share—basic	$(0.08)	$(0.08)	$(0.08)	$(0.08)	$(0.02)	$(0.01)	$(0.07)	$(0.06)	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Net loss per common share—diluted	$(0.08)	$(0.08)	$(0.08)	$(0.08)	$(0.02)	$(0.01)	$(0.07)	$(0.06)	$(0.02)	$(0.02)	$(0.04)	$(0.04)

	Nine Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Three Months Ended
	September 28, 2013		September 28, 2013		June 29, 2013		June 29, 2013		March 30, 2013
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
(in thousands)	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(16,575)	$(15,807)	$(3,232)	$(2,724)	$(13,343)	$(13,083)	$(4,816)	$(4,683)	$(8,527)	$(8,400)
Comprehensive (loss) income	$(17,132)	$(16,364)	$(2,393)	$(1,885)	$(14,739)	$(14,479)	$(5,768)	$(5,635)	$(8,971)	$(8,844)

	Three Months Ended		Nine Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Three Months Ended
	December 29, 2012		September 30, 2012		September 30, 2012		July 1, 2012		July 1, 2012		April 1, 2012
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
(in thousands, except for per share amounts)	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Cost of revenues	$36,747	$36,663	$122,102	$121,255	$39,055	$38,990	$83,047	$82,265	$41,438	41,253	$41,609	$41,012
(Provision for) recovery of income taxes	$6,967	$3,799	$(44,268)	$(49,790)	$5,515	$5,515	$(49,783)	$(55,305)	$5,457	$(65)	$(55,240)	$(55,240)
Net income (loss)	$14,021	$10,937	$(334,280)	$(338,955)	$(274,589)	$(274,524)	$(59,691)	$(64,431)	$5,688	$351	$(65,379)	$(64,782)
Net loss per common share—basic	$0.07	$0.05	$(1.51)	$(1.53)	$(1.31)	$(1.31)	$(0.26)	$(0.28)	$0.03	$0.00	$(0.28)	$(0.28)
Net loss per common share—diluted	$0.07	$0.05	$(1.51)	$(1.53)	$(1.31)	$(1.31)	$(0.26)	$(0.28)	$0.03	$0.00	$(0.28)	$(0.28)

	Three Months Ended		Nine Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Three Months Ended
	December 29, 2012		September 30, 2012		September 30, 2012		June 29, 2013		June 29, 2013		March 30, 2013
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
(in thousands)	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Net income (loss)	$14,021	$10,937	$(334,280)	$(338,955)	$(274,589)	$(274,524)	$(59,691)	$(64,431)	$5,688	$351	$(65,379)	$(64,782)
Comprehensive income (loss)	$13,870	$10,786	$(332,367)	$(337,042)	$(273,703)	$(273,638)	$(58,664)	$(63,404)	$3,999	$(1,338)	$(62,663)	$(62,066)

*	As previously reported in our December 29, 2012 Form 10-K/A as filed on November 12, 2013, September 28, 2013 Form 10-Q as filed on November 12, 2013, and Earnings Release as filed on January 30, 2014.

The corrections resulted in offsetting changes within the “net cash provided by operating activities” section in the Consolidated Statements of Cash Flows for the periods presented above but did not change the ending net total of that section. There also were no changes in any other sections of the Consolidated Statements of Cash Flows for the same periods.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled “Election of Directors”, “Code of Business Conduct and Ethics”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2014 Annual Stockholder Meeting.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Proxy Statement for the 2014 Annual Stockholder Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2014 Annual Stockholder Meeting.

Equity Compensation Plan Information

The following table provides information as of December 28, 2013 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of outstanding RSU’s	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	28,355,287	$7.71	25,607,245	(2)
Equity compensation plans not approved by security holders(3)	1,379,237	$14.53	—

Balance at December 28, 2013	29,734,524	$8.11	25,607,245	(4)

(1)	Consists of the 1994 Incentive Stock Plan (the “1994 Plan”), the 2008 Equity Plan (the “2008 Plan”) and the 2011 Employee Stock Purchase Plan (“2011 Plan”).

(2)	Includes 19,310,310 shares available for issuance in the 2008 Plan and 6,296,935 shares available for issuance in the 2011 Plan.

(3)	Consists of the 2001 Stock Option Plan (the “2001 Plan”), which was created to replace a number of stock option plans assumed by us in connection with mergers and acquisitions we completed prior to 2001. The number of options that may be granted under the 2001 Plan equals (i) the number of shares reserved under the assumed stock option plans that were not subject to outstanding or exercised options plus (ii) the number of options that were outstanding at the time the plans were assumed but that have subsequently been cancelled plus (iii) 10 million shares that were added to the plan in 2003. This also includes Passave Inc. 2003 Israeli Option Plan (the “2003 Plan”) and the Passave, Inc. 2005 U.S. Stock Incentive Plan (the “2005 Plan”), which were assumed through the Passave acquisition, as well as, the Wintegra, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) which was assumed through the Wintegra acquisition.

(4)	On April 30, 2008 the security holders of PMC Sierra approved the 2008 Plan. The effective date for the 2008 Plan was January 1, 2009. The 2008 Plan replaced the 1994 Plan and the 2001 Plan, and no further awards shall be made under either the 1994 Plan or the 2001 Plan. On May 6, 2010 the security holders of PMC Sierra approved the 2011 Plan. The effective date for the 2011 Plan was February 11, 2011. The 2011 Plan replaced the 1991 Employee Stock Purchase (the “1991 Plan”), and no further awards shall be made under the 1991 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from the information set forth in the section entitled “Executive Compensation Change of Control and Severance Agreements” in our Proxy Statement for the 2014 Annual Stockholder Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from our Proxy Statement for the 2014 Annual Stockholder Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Consolidated Financial Statements

The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K in Item 8 of Part II.

2. Financial Statement Schedules

The Financial Statement Schedule required by this item is included on page 96 of this Annual Report on Form 10-K.

3. Exhibits

The exhibits listed under Item 15(b) are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated	by Reference

Exhibit Number	Description	Form	Date	Number	Filed herewith
2.1	Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010	8-K	10/26/2010	2.1

2.2	Amendment, dated as of November 18, 2010, to the Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra, Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010	8-K	11/19/2010	2.2

2.3	Asset Purchase Agreement by and among PMC-Sierra, Inc., Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., dated as of May 29, 2013	8-K	5/29/2013	2.1

3.1	Amended and Restated Certificate of Incorporation of PMC-Sierra, Inc., as amended on May 5, 2011	10-K	2/28/2012	3.1

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/8/2001	3.2

3.3	Amended and Restated Bylaws of the Registrant	8-K	5/9/2011	3.2

4.1	Specimen of Common Stock Certificate of the Registrant	S-3	8/27/1997	4.4

4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	2/19/1994	2.1

4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	9/6/1995	2.1

4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	9/19/1995	4.3

4.6	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited	8-K	11/3/2005	2.1

4.7	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee	8-K	10/26/2005	4.1

4.8	Agreement and Plan of Merger dated April 4, 2006, between PMC-Sierra, Inc. and Passave Inc.	8-K	4/4/2006	2.1

10.1^	1991 Employee Stock Purchase Plan, as amended	10-K	3/1/2007	10.1

10.2^	1994 Incentive Stock Plan, as amended	10-K	3/1/2007	10.2

10.3^	2001 Stock Option Plan, as amended	10-K	3/1/2007	10.3

10.4^	2008 Equity Plan	S-8	8/12/2008	4.2

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.5^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	3/28/2003	10.4

10.6^	Form of Change of Control Agreement by and between the Registrant and the executive officers	10-K	2/24/2010	10.6

10.7	Form of Amended and Restated Change of Control Agreement by and between the Registrant and the executive officers	10-K	2/28/2013	10.7

10.8^	Offer of Employment/Position by and between the Registrant and Steven J. Geiser	10-K	2/28/2013	10.8

10.9	Separation Agreement, dated as of August 7, 2012, by and between the Registrant and Michael W. Zellner	10-Q	8/9/2012	10.2

10.10	Amendment 1 to the Separation Agreement by and between the Registrant and Michael W. Zellner, dated November 5, 2012	10-Q	11/8/2012	10.1

10.11	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. And Pilot Pacific Developments Inc.	10-K	4/14/1997	99.A4

10.12	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46

10.13	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	4/2/2001	10.44

10.14	Building Lease Agreement between Transwestern—Robinson I, LLC and PMC-Sierra US, Inc.	10-K	4/2/2001	10.45

10.15*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.	10-K	3/20/2000	10.31

10.16	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1

10.17	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc.	10-Q	11/10/2003	10.2

10.18	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C.	10-Q	11/10/2003	10.3

10.19^	Director Compensation—Equity Acceleration upon Change of Control	10-Q	8/6/2009	10.1

10.20	United States District Court of Northern District of California San Jose Division—In re PMC-Sierra, Inc. Derivative Litigation—Master File No. C-06-05330-RS—Stipulation of Settlement	8-K	1/26/2010	99.2

10.21	Office Lease	10-Q	11/4/2010	10.1

Exhibit Number	Description	Form	Date	Number	Filed herewith
10.22	Credit Agreement dated as of November 18, 2010 by and among PMC-Sierra US, Inc. a Delaware corporation, PMC-Sierra, Inc., a Delaware corporation, and Bank of America, N.A.	8-K	11/19/2010	10.1

10.23^	2011 Employee Stock Purchase Plan	DEF 14A	3/10/2010	—

10.24^	Amended and Restated Executive Employment Agreement	10-K	2/28/2012	10.22

10.25^	Second Amended and Restated Executive Employment Agreement	10-K	2/28/2013	10.25

10.26	Master and Supplemental Confirmation For Collared Accelerated Stock Buyback between Goldman, Sachs & Co. and the Registrant dated May 2, 2012	10-Q	8/9/2012	10.1

10.27^	PMC-Sierra, Inc. Restricted Stock Unit Agreement (Performance-Based Vesting Award) between PMC-Sierra, Inc. and Gregory S. Lang	8-K	8/27/2012	10.1

10.28	Letter Agreement dated January 10, 2013 between PMC-Sierra, Inc. and Relational Investors LLC	8-K	1/10/2013	99.1

10.29	Credit Agreement dated as of August 2, 2013 by and among PMC-Sierra, Inc., a Delaware corporation, PMC-Sierra US, Inc., a Delaware corporation, Bank of America, N.A., as administrative agent, and the lenders party thereto	8-K	8/5/2013	10.1

11.1	Calculation of earnings per share(1)				X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant	10-K	2/28/2013	21.1

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X

23.2	Consent of Deloitte LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney(2)	10-K	2/28/2013	24.1

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed)				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

Exhibit Number	Description	Form	Date	Number	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Confidential portions of this exhibit have been omitted and filed separately with the Commission.

^	Indicates management contract or compensatory plan or arrangement.

(1)	Refer to Note 17. Net (Loss) Income Per Share of the consolidated financial statements included in Item 8 of Part II of this Annual Report.

(2)	Refer to Signature page of this Annual Report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC. (Registrant)

Date: February 26, 2014	/s/ Steven J. Geiser
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

Name	Title	Date

/s/ Gregory S. Lang Gregory S. Lang	President, Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2014

/s/ Steven J. Geiser Steven J. Geiser	Vice President, Chief Financial Officer (and Principal Accounting Officer)	February 26, 2014

/s/ Jonathan J. Judge Jonathan J. Judge	Chairman of the Board of Directors	February 26, 2014

/s/ Richard E. Belluzzo Richard E. Belluzzo	Director	February 26, 2014

/s/ Dr. Michael R. Farese Dr. Michael R. Farese	Director	February 26, 2014

/s/ Michael A. Klayko Michael A. Klayko	Director	February 26, 2014

/s/ Kurt P. Karros Kurt P. Karros	Director	February 26, 2014

/s/ William H. Kurtz William H. Kurtz	Director	February 26, 2014

/s/ Dr. Richard N. Nottenburg Dr. Richard N. Nottenburg	Director	February 26, 2014

*By:	/s/ Gregory S. Lang
Name: Gregory S. Lang Attorney-in-Fact

SCHEDULE II—Valuation and Qualifying Accounts

	Balance at Beginning of year	Charged to expenses or other accounts	Write-offs	Balance at end of year
Allowance for doubtful accounts
December 28, 2013	$1,614	$(558)	$(20)	$1,036
December 29, 2012	$1,952	$(19)	$(319)	$1,614
December 31, 2011	$1,888	$64	$—	$1,952

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document