Form 10-Q
period 2014-03-29
PMC SIERRA INC
filed 2014-05-07
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 29, 2014

or

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

As of May 2, 2014, the registrant had 194,904,173 shares of Common Stock, $0.001 par value, outstanding.

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net revenues	$126,468	$125,161
Cost of revenues (excluding amortization of purchased intangible assets below)	37,564	37,387

Gross profit	88,904	87,774
Research and development	50,148	54,624
Selling, general and administrative	29,340	28,342
Amortization of purchased intangible assets	12,329	10,784

Loss from operations	(2,913)	(5,976)
Other income (expense):
Foreign exchange gain	532	1,365
Interest income, net	55	264
Gain (loss) on investment securities and other investments	29	(16)
Amortization of debt issue costs	(97)	—

Loss before provision for income taxes	(2,394)	(4,363)
Provision for income taxes	(1,847)	(4,164)

Net loss	$(4,241)	$(8,527)

Net loss per common share—basic	$(0.02)	$(0.04)
Net loss per common share—diluted	$(0.02)	$(0.04)
Shares used in per share calculation—basic	195,188	203,307
Shares used in per share calculation—diluted	195,188	203,307

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(4,241)	$(8,527)
Other comprehensive (loss) income:
Change in fair value of derivatives, net of tax of $57 and $55	(163)	(402)
Change in fair value of investment securities, net of tax of ($6) and $18	16	(42)

Other comprehensive loss	(147)	(444)

Comprehensive loss	$(4,388)	$(8,971)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 29, 2014	December 28, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$76,928	$100,038
Short-term investments	15,526	10,894
Accounts receivable, net of allowance for doubtful accounts of $969 (2013—$1,036)	56,646	56,112
Inventories, net	30,210	31,074
Prepaid expenses and other current assets	17,991	19,855
Income taxes receivable	3,780	2,640
Prepaid tax expense	5,346	5,695
Deferred tax assets	3,170	43,131

Total current assets	209,597	269,439
Investment securities	100,459	103,391
Investments and other assets	8,939	10,750
Prepaid tax expenses	93	93
Property and equipment, net	38,255	39,149
Goodwill	278,849	278,849
Intangible assets, net	133,202	146,974
Deferred tax assets	1,255	1,306

	$770,649	$849,951

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$18,027	$23,173
Accrued liabilities	54,447	64,257
Credit facility	5,000	30,000
Income taxes payable	2,696	632
Liability for unrecognized tax benefit	19,942	54,127
Deferred income taxes	7	71
Deferred income	5,560	7,481

Total current liabilities	105,679	179,741
Long-term obligations	9,208	11,108
Deferred income taxes	47,529	43,143
Liability for unrecognized tax benefit	18,097	27,947
PMC special shares convertible into 1,019 (2013—1,019) shares of common stock	1,188	1,188
Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 194,813 shares issued and outstanding (2013—194,415)	195	195
Additional paid in capital	1,560,712	1,550,190
Accumulated other comprehensive loss	(673)	(526)
Accumulated deficit	(971,286)	(963,035)

Total stockholders’ equity	588,948	586,824

	$770,649	$849,951

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net loss	$(4,241)	$(8,527)
Adjustments to reconcile net loss to net cash provided by operating activities:	—	—
Depreciation and amortization	17,911	15,732
Stock-based compensation	6,191	7,382
Unrealized foreign exchange loss (gain), net	2,551	(1,406)
Net amortization of premiums/discounts and accrued interest of investments	275	58
Asset impairments	770	—
(Gain) loss on investment securities and other	(29)	26
Excess tax benefits from stock option transactions	—	(231)
Changes in operating assets and liabilities:
Accounts receivable	(546)	4,765
Inventories	864	(2,024)
Prepaid expenses and other current assets	2,375	174
Accounts payable and accrued liabilities	(14,301)	(6,787)
Deferred taxes and income taxes payable	710	5,258
Deferred income	(1,921)	(272)

Net cash provided by operating activities	10,609	14,148

Cash flows from investing activities:
Purchases of property and equipment	(3,732)	(4,552)
Purchase of intangible assets	(481)	(465)
Redemption of short-term investments	1,800	5,946
Sales of investment securities and other investments	14,064	20,518
Purchases of investment securities and other investments	(17,790)	(135,318)

Net cash used in investing activities	(6,139)	(113,871)

Cash flows from financing activities:
Proceeds from credit facility	30,000	—
Repayment of credit facility	(55,000)	—
Proceeds from issuance of common stock	9,348	14,836
Repurchases of common stock	(11,496)	—
Excess tax benefits from stock option transactions	—	231

Net cash (used in) provided by financing activities	(27,148)	15,067

Effect of exchange rate changes on cash and cash equivalents	(432)	(417)

Net decrease in cash and cash equivalents	(23,110)	(85,073)
Cash and cash equivalents, beginning of the period	100,038	169,970

Cash and cash equivalents, end of the period	$76,928	$84,897

Supplemental disclosures of cash flow information:
Cash paid for interest	$198	$—
Cash refund received for income taxes, net	654	1,102

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 29, 2014 AND MARCH 30, 2013

(in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 28, 2013	194,415	$195	$1,550,190	$(526)	$(963,035)	$586,824
Net loss	—	—	—	—	(4,241)	(4,241)
Other comprehensive loss:
Change in fair value of derivatives, net of tax of $57	—	—	—	(163)	—	(163)
Change in fair value of investment securities, net of tax of ($6)	—	—	—	16	—	16

Comprehensive loss						(4,388)

Issuance of common stock under stock benefit plans	1,797	2	9,259	—	—	9,261
Stock-based compensation expense	—	—	6,191	—	—	6,191
Benefit of stock option related loss carry-forwards	—	—	—	—	—	—
Repurchases of common stock	(1,399)	(2)	(4,928)	—	(4,010)	(8,940)

Balance at March 29, 2014	194,813	$195	$1,560,712	$(673)	$(971,286)	$588,948

Balance at December 29, 2012	200,924	$201	$1,554,886	$616	$(907,016)	$648,687
Net loss	—	—	—	—	(8,527)	(8,527)
Other comprehensive income:
Change in fair value of derivatives, net of tax of $55	—	—	—	(402)	—	(402)
Change in fair value of investment securities, net of tax of $18	—	—	—	(42)	—	(42)

Comprehensive loss						(8,971)

Issuance of common stock under stock benefit plans	2,965	3	14,657	—	—	14,660
Stock-based compensation expense	—	—	7,382	—	—	7,382
Benefit of stock option related loss carry-forwards	—	—	274	—	—	274

Balance at March 30, 2013	203,889	$204	$1,577,199	$172	$(915,543)	$662,032

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations. These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013 filed with the SEC on February 26, 2014. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. Fiscal 2014 will consist of 52 weeks and will end on Saturday, December 27, 2014. Fiscal 2013 consisted of 52 weeks and ended on Saturday, December 28, 2013. The first quarter of each of 2014 and 2013 consisted of 13 weeks. The Company’s reporting currency is the U.S. dollar and presented in thousands unless otherwise stated.

Subsequent to filing the Company’s Quarterly Reports on Form 10-Q in fiscal year 2013, the unaudited comparative condensed consolidated financial information for the first, second and third quarters of 2013 was restated as disclosed in Item 9B. in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on February 26, 2014. The unaudited comparative financial information for the three months ended March 30, 2013 presented herein reflects such restatements, which were to correct certain errors related to accounting for income taxes and capitalization of inventory-related overhead costs.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the valuation of investments, accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, revenue recognition, sales returns, warranty costs, income taxes including uncertain tax positions, accounting for employee benefit plans, and contingencies. Actual results could differ materially from these estimates.

Recently Adopted Accounting Pronouncements and Accounting Policies

During the first quarter of 2014, the Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists”. The new guidance requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Accordingly, we adopted these presentation requirements on a prospective basis at the beginning of our first quarter of 2014. Upon adoption, $44 million of deferred tax assets of a foreign subsidiary were netted against the related liability for unrecognized tax benefits on our Condensed Consolidated Balance Sheet. The netting of deferred tax assets and liabilities with unrecognized tax benefits had no impact on the Company’s Condensed Consolidated Statements of Operations.

NOTE 2. Business Combinations

Acquisition of Integrated Device Technology, Inc’s Enterprise Flash Controller Business

On July 12, 2013, PMC completed the acquisition of Integrated Device Technology, Inc.’s (“IDT”), Enterprise Flash Controller and PCI Express Switch businesses, including the world’s first NVM Express (NVMe) flash controller for total purchase consideration of approximately $96 million which was accounted for using the acquisition method. With the addition of these controllers to our storage network products, PMC is positioned for leadership in the rapidly growing market for enterprise flash controllers.

NOTE 3. Derivative Instruments

The Company generates revenues in U.S. dollars but incurs a portion of its operating expenses in foreign currencies, primarily the Canadian dollar. To minimize the short-term impact of foreign currency fluctuations on the Company’s operating expenses, the Company purchases forward currency contracts.

As at March 29, 2014, the Company had 24 forward currency contracts (December 28, 2013—27) outstanding, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $22.5 million (December 28, 2013—$27.7 million) and the contracts had a fair value loss of $0.8 million (March 30, 2013 – fair value loss of $0.1 million), which was recorded in Accumulated other comprehensive loss net of taxes of $0.2 million for the three months ended March 29, 2014 and $nil million for the three months ended March 30, 2013.

NOTE 4. Fair Value Measurements

ASC Topic 820 specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value. The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

There was no transfer in and out of Levels 1 and 2 fair value measurements during the three months ended March 29, 2014.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at March 29, 2014 and December 28, 2013, are summarized below:

	Fair value,
	March 29, 2014
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes	$84,075	$—
Money market funds	12,537	—
United States (“US”) treasury and government agency notes	29,433	—
Foreign government and agency notes	2,045	—
US state and municipal securities	432	—

Total assets	$128,522	$—

	Fair value,
	December 28, 2013
(in thousands)	Level 1	Level 2
Assets:
Corporate bonds and notes	$79,653	$3,166
Money market funds	14,629	—
US treasury and government agency notes	28,985	—
Foreign government and agency notes	2,048	—
US state and municipal securities	433	—

Total assets	$125,748	$3,166

These assets are included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.

Financial liabilities measured on a recurring basis are summarized below:

Fair value, March 29, 2014
(in thousands)	Level 2
Current liabilities:
Forward currency contracts	$832

Fair value, December 28, 2013
(in thousands)	Level 2
Current liabilities:
Forward currency contracts	$612

These are included in Accrued liabilities.

There were no assets or liabilities measured and recorded at fair value on a non-recurring basis as of March 29, 2014 or December 28, 2013.

NOTE 5. Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below. Neither of the Company’s stock-based awards under these plans are classified as liabilities. The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three months ended March 29, 2014 and March 30, 2013 are as follows:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Cost of revenues	$241	$245
Research and development	2,647	3,304
Selling, general and administrative	3,303	3,833

Total	$6,191	$7,382

The Company received cash of $9.3 million related to the issuance of stock-based awards during the three months ended March 29, 2014. The Company received cash of $14.8 million related to the issuance of stock-based awards during the three months ended March 30, 2013.

Equity Award Plans

The Company issues its equity awards under the provisions of the 2008 Equity Plan (the “2008 Plan”). Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

The 2008 Plan was approved by stockholders at the 2008 Annual Meeting. The 2008 Plan became effective on January 1, 2009 (the “Effective Date”). It is a successor to the 1994 Incentive Stock Plan (the “1994 Plan”) and the 2001 Stock Option Plan (the “2001 Plan”). The total number of authorized and registered shares available under the 2008 Plan is 21.1 million. To the extent that a share that is subject to an award that counts as 1.6 shares against the 2008 Plan’s share reserve (i.e., dividend equivalents, RSUs or stock awards awarded under the 2008 Plan when those shares are issued for cash consideration per share or unit less than 100% of the fair market value of our common stock on the award date), are added back into the common stock available for issuance under the 2008 Plan upon expiration or termination of the award or repurchase or forfeiture of the shares, by a credit of 1.6 shares. The implementation of the 2008 Plan did not affect any options or restricted stock units outstanding under the 1994 Plan or the 2001 Plan on the Effective Date. To the extent that any of those options or restricted stock units subsequently terminate unexercised or prior to issuance of shares thereunder, the number of shares of common stock subject to those terminated awards will be added to the share reserve available for issuance under the 2008 Plan, up to an additional 15,000,000 shares. No additional shares may be issued under the 1994 Plan or the 2001 Plan. In 2006, the Company assumed the stock option plans and all outstanding stock options of Passave, Inc. as part of the merger consideration in that business combination. In 2010, the Company assumed the stock option plans and all outstanding stock options of Wintegra, Inc. as part of that business combination.

Activity under the option plans during the three months ended March 29, 2014 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 28, 2013	23,555,472	$8.01		$6,834,586
Granted and Assumed	—	$—
Exercised	(678,834)	$5.44
Forfeited	(129,034)	$7.37
Expired	(1,511,425)	$17.38

Outstanding, March 29, 2014	21,236,179	$7.53	4.72	$14,065,731

Vested & expected to vest, March 29, 2014	20,984,101	$7.54	4.67	$13,787,035

Exercisable, March 29, 2014	18,484,905	$7.66	4.22	$11,529,464

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at March 29, 2014. Total forfeitures recorded amounted to $0.8 million and $0.7 million during each of the three months ended March 29, 2014, and March 30, 2013, respectively.

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

The Company did not grant any stock options during the three months ended March 29, 2014 and March 30, 2013, respectively. The total intrinsic value of stock options exercised during the three months ended March 29, 2014 and March 30, 2013 was $1.2 million and $1.7 million, respectively.

As of March 29, 2014, there was $5.7 million of total unrecognized compensation costs related to unvested stock options granted under the plans, which is expected to be recognized over an average period of 2.1 years.

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

A summary of RSU activity during the three months ended March 29, 2014 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value
Unvested shares at December 28, 2013	6,179,037		$39,545,837
Awarded	108,555
Released	(102,847)
Forfeited	(213,961)

Unvested shares at March 29, 2014	5,970,784	1.54	$44,482,341

Restricted Stock Units vesting on March 29, 2014	5,268,146	1.44	$39,247,694

The intrinsic value of RSUs vested during the three months ended March 29, 2014 was $0.8 million. As of March 29, 2014, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $26.7 million, which is expected to be recognized over the next 2.6 years.

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

During the first quarter of 2014, 1,027,266 shares were issued under the 2011 Plan at a weighted average price of $5.50 per share. As of March 29, 2014, 5,269,669 shares were available for future issuance under the 2011 Plan compared to 6,296,935 under the 2011 Plan as at December 28, 2013.

	Three Months Ended
	March 29, 2014	March 30, 2013
Expected life (years)	0.5	0.5
Expected volatility	33%	37%
Risk-free interest rate	0.1%	0.1%

The weighted average grant date fair value per ESPP award granted during the first quarter of 2014 was $1.67. The total intrinsic value of ESPP shares issued during the first three months of 2014 was $1.3 million.

As of March 29, 2014, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.2 million which is expected to be recognized over four months.

NOTE 6. Balance Sheet Items

a. Inventories.

Inventories (net of reserves of $6.6 million at March 29, 2014 and December 28, 2013) were as follows:

(in thousands)	March 29, 2014	December 28, 2013
Work-in-progress	$15,518	$15,847
Finished goods	14,692	15,227

	$30,210	$31,074

b. Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment. The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs and periodically reassess these estimates as actual warranty activities occur. The changes in the Company’s accrued warranty obligations from December 28, 2013 to March 29, 2014, and from December 29, 2012 to March 30, 2013 were as follows:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Balance, beginning of the period	$2,163	$5,981
Accrual for new warranties issued	124	177
Reduction for payments and product replacements	(195)	(221)
Adjustments related to revisions and changes in estimate of warranty accrual	(88)	(807)

Balance, end of the period	$2,004	$5,130

The Company’s accrual for warranty obligations is included in Accrued liabilities in the interim Condensed Consolidated Balance Sheet.

NOTE 7. Investment Securities

The Company’s available for sale investments, by investment type, consists of the following at March 29, 2014 and December 28, 2013:

	March 29, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$12,537	$—	$—	$12,537

Total cash equivalents	12,537	—	—	12,537

Short-term investments:
Corporate bonds and notes	14,924	404	(3)	15,325
US treasury and government agency notes	—	—	—	—
Foreign government and agency notes	—	—	—	—
US states and municipal securities	200	1	—	201

Total short-term investments	15,124	405	(3)	15,526

Long-term investment securities:
Corporate bonds and notes	68,626	148	(24)	68,750
US treasury and government agency notes	29,440	28	(35)	29,433
Foreign government and agency notes	2,043	4	(2)	2,045
US states and municipal securities	230	1	—	231

Total long-term investment securities	100,339	181	(61)	100,459

Total	$128,000	$586	$(64)	$128,522

*	Gross unrealized gains include accrued interest on investments of $0.4 million which are included in the Consolidated Statement of Operations. The remainder of the gross unrealized gains and losses are included in the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

	December 28, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$14,629	$—	$—	$14,629

Total cash equivalents	14,629	—	—	14,629

Short-term investments:
Corporate bonds and notes	7,735	416	(2)	8,149
US treasury and government agency notes	2,499	44	—	2,543
Foreign government and agency notes	—	—	—	—
US states and municipal securities	200	2	—	202

Total short-term investments	10,434	462	(2)	10,894

Long-term investment securities:
Corporate bonds and notes	74,583	121	(34)	74,670
US treasury and government agency notes	26,421	30	(9)	26,442
Foreign government and agency notes	2,049	1	(2)	2,048
US states and municipal securities	230	1	—	231

Total long-term investment securities	103,283	153	(45)	103,391

Total	$128,346	$615	$(47)	$128,914

*	Gross unrealized gains include accrued interest on investments of $0.5 million which are included in the Consolidated Statement of Operations. The remainder of the gross unrealized gains and losses are included in the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

As of March 29, 2014 and December 28, 2013, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of March 29, 2014, the Company determined that all the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

Contractual maturities as of March 29, 2014 for our investment securities do not exceed 3 years. The majority of the contractual maturities are 2 to 3 years, and the balance have maturities of 1 year or less.

NOTE 8. Credit Facility

As of March 29, 2014, the Company had an available revolving line of credit with a bank under which the Company may borrow up to $100 million, of which $5 million was drawn. The Company may request, from time to time, and subject to customary conditions, including receipt of commitments, that the revolving credit facility be increased by an aggregate amount not to exceed $150 million. Interest payments are based on LIBOR plus margins, where margins ranges from 1.75% to 2.25% per annum based on the Company’s leverage ratio. The revolving credit facility is available for general corporate purposes. The credit facility is collateralized by substantially all of the Company’s personal property. The Company’s obligations under the credit facility are jointly and severally guaranteed by material wholly-owned domestic subsidiaries of the Company.

NOTE 9. Income Taxes

The Company recorded a provision for income taxes of $1.8 million and $4.2 million for the three months ended March 29, 2014 and March 30, 2013, respectively.

The Company’s effective tax rate was (77%) and (95%), respectively, for the three months ended March 29, 2014 and March 30, 2013, respectively.

For each of the first quarters of 2014 and 2013, the difference between the Company’s effective tax rate and the 35% federal statutory rate results primarily from changes in accruals related to unrecognized tax benefits, non-deductible amortization of intangible assets, and the amortization of prepaid taxes, partially offset by foreign earnings eligible for tax rates lower than the federal statutory rate.

As at March 29, 2014, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $38.0 million. The ultimate recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 29,	March 30,
(in thousands, except per share amounts)	2014	2013
Numerator:
Net loss	$(4,241)	$(8,527)
Denominator:
Basic weighted average common shares outstanding (1)	195,188	203,307
Diluted weighted average common shares outstanding (1)	195,188	203,307
Basic net loss per share	$(0.02)	$(0.04)
Diluted net loss per share	$(0.02)	$(0.04)

(1)	PMC-Sierra Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the three months ended March 29, 2014, the Company had approximately 3.1 million of stock options and Restricted Stock Units (2.2 million in the three months ended March 30, 2013) that were not included in the diluted net loss per share because they would have been anti-dilutive.

NOTE 11. Stock Repurchase Program

On March 13, 2012 the Company announced a $275 million stock repurchase program. For the three months ended March 29, 2014 and March 30, 2013 the Company repurchased 1.4 million and nil shares, respectively. Total cash cost was approximately $8.9 million and nil, respectively. The repurchased shares were retired immediately. Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit. As of March 29, 2014, the Company had completed $247.9 million of the announced $275 million stock repurchase program.

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

OVERVIEW

PMC is a semiconductor innovator transforming networks that connect, move and store Big Data. The Company designs, develops, markets and supports semiconductor, embedded software, and board level solutions by integrating its mixed-signal, software and systems expertise through a network of offices in North America, Europe and Asia. Building on a track record of technology leadership, we are driving innovation across storage, optical and mobile networks. Our highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

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

The following discussion of the financial condition and results of our operations should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included in this Form 10-Q, with certain comparatives restated as disclosed in Item 9B. in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on February 26, 2014. The unaudited comparative financial information for the three months ended March 30, 2013 presented herein reflects such restatements, which were to correct certain errors related to accounting for income taxes and capitalization of inventory-related overhead costs.

Results of Operations

First quarter of 2014 and 2013

Net revenues

	First Quarter
($ millions)	2014	2013	Change
Net revenues	$126.5	$125.2	1%

Overall net revenues for the first quarter of 2014 were $126.5 million, an increase of $1.3 million compared to the first quarter of 2013, mainly due to higher sales volumes. This 1% increase in the current period compared to the same period of 2013 was mainly attributable to higher sales volumes of our Storage division driven by our Flash controller products. This was partially offset by lower sales volume due to normal seasonality in the storage end markets.

Storage represented 69% of our net revenues in the first quarter of 2014 compared to 68% in the same period of 2013. Storage net revenues increased by 3% compared to the same quarter in 2013 mainly due to increased sales volume of our Flash controller products. On a sequential basis, Storage net revenues were lower by 4% on lower sales volumes.

Optical represented 19% of our net revenues in the first quarter of 2014 compared to 20% in the same period of 2013. Optical net revenues decreased by 4% compared to the same quarter in 2013 mainly due to reduced legacy revenue. Sales volumes were down from our Legacy metro aggregation transport and routing and switching products. This was partially offset by higher volume of sales from our Optical Transport Network (“OTN”). On a sequential basis, Optical net revenues increased by 18% mainly due to OTN sales volumes growth driven mostly out of China.

Mobile represented 12% our net revenues for the first quarter of 2014 compared to 12% in the same period of 2013. Mobile net revenues remained consistent at $15.8 million for the first quarter of 2014 compared to the first quarter of 2013. On a sequential basis, Mobile revenues were down 2% due mainly to lower sales volumes of our mobile backhaul products.

Gross profit

	First Quarter
($ millions)	2014	2013	Change
Gross profit	$88.9	$87.8	1%
Percentage of net revenues	70%	70%

Our gross profit increased by $1 million in the first quarter of 2014 compared to the same period in 2013 driven primarily by the moderate increase in net revenues. Gross profit as a percentage of net revenues remained consistent at 70% in the first quarter of 2014 and 2013.

Operating expenses

	First Quarter
($ millions)	2014	2013	Change
Research and development	$50.1	$54.6	(8)%
Percentage of net revenues	40%	44%
Selling, general and administrative	$29.3	$28.3	4%
Percentage of net revenues	23%	23%
Amortization of purchased intangible assets	$12.3	$10.8	14%
Percentage of net revenues	10%	9%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses decreased $4.5 million, or 8% compared to the same period last year. This was primarily the result of the decrease in employee headcount and lower tape-out related costs. On a sequential basis, R&D expenses were $3.9 million lower in the first quarter of 2014 compared to the fourth quarter of 2013. This was mainly due to lower headcount and lower tape-out related costs partially offset by increases in payroll related costs including annual reset of employee benefits at the beginning of the year, vacation expenses and bonus accruals.

Selling, general and administrative (“SG&A”) expenses were $1.0 million, or 4% higher in the first quarter of 2014 compared to the same period last year, mainly due to an increase in commission expenses and lease exit costs recorded in the first quarter of 2014 with $nil in first quarter of 2013 partially offset by a decrease in salary expenses due to headcount reduction. On a sequential basis, SG&A were $1 million higher in the first quarter of 2014 compared to the fourth quarter of 2013. This is mainly due to payroll related costs including an annual reset of employee benefits at the beginning of the year and lease exit costs and related asset impairments, partially offset by cost reduction measures associated with the previously announced organizational changes that took place late in the fourth quarter of 2013.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks increased by $1.5 million in the first quarter of 2014 compared to the same period in 2013 mainly due to inclusion of amortization of intangible assets acquired from IDT’s Enterprise Flash Controller division partially offset by no further amortization on other purchased intangible assets reaching the end of its amortization period.

Other income (expense) and Provision for income taxes

	First Quarter
($ millions)	2014	2013	Change
Amortization of debt issue costs	$(0.1)	$0.0	100%
Foreign exchange gain	$0.5	$1.4	(64)%
Interest income (expense), net	$0.1	$0.3	67%
Provision for income taxes	$(1.8)	$(4.2)	57%

Amortization of debt issue costs

In the first quarter of 2014, we amortized $0.1 million of debt issue costs relating to our credit facility.

Foreign exchange gain

We recognized a net foreign exchange gain of $0.5 million in the first quarter of 2014 compared to a net foreign exchange gain of $1.4 million in the first quarter of 2013. This was primarily due to foreign exchange revaluation of our foreign denominated assets and liabilities.

Interest income (expense), net

Net interest income was $0.1 million in the first quarter of 2014 compared to net interest income of $0.3 million in the first quarter of 2013.

Provision for income taxes

Provision for income taxes were $2.4 million, or 57%, lower in the first quarter of 2014 compared to the first quarter of 2013, mainly due to changes in accruals related to unrecognized tax benefits, non-deductible amortization of intangible assets, and the amortization of prepaid taxes.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our interim condensed consolidated financial statements, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Critical Accounting Policies and Estimates section and Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 28, 2013, which also provides commentary on our most critical accounting estimates. Since our fiscal year ended December 28, 2013, there have been no material changes in our critical accounting policies and estimates.

Business Outlook

The following is our outlook for the three months ending June 28, 2014 and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure:

(in millions, except for percentages)	GAAP Measure	Reconciling items		Non-GAAP measure
Net revenues	$121 – $129	N/A	(a)	$121 – $129
Gross profit %	69.8% – 70.8%	(0.2)%	(b)	70% – 71%
Operating expenses	$86 – $89	$16 – $17	(c)	$70 – $72
Provision for income taxes	$1.8	$0.80	(d)	$1

(a)	As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenue is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter. We expect the turns business percentage from the beginning of the second quarter of 2014 to be approximately 23%. A number of factors such as volatile macroeconomic conditions could impact achieving our revenue outlook.
(b)	This percentage relates to stock-based compensation expense and can vary depending on the volume of products sold given that many of our costs are fixed. The gross margin percentage will also vary depending on the mix of products sold.
(c)	The referenced amount consists of $4 million to $5 million of stock-based compensation expense and $12 million of amortization of purchased intangible assets.
(d)	A significant element of this provision relates to the impact of foreign exchange rates on our foreign tax liabilities. We used the current foreign exchange rate in our outlook estimate. See “Foreign Currency” section of Item 3. Quantitative and Qualitative Disclosures About Market Risk below for further considerations.

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

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, our short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock. The combination of cash, cash equivalents, short-term investments and long-term investment securities at March 29, 2014 and December 28, 2013 totaled $192.9 million and $214.3 million, respectively.

In 2013, we obtained a revolving line of credit with a bank under which the Company may borrow up to $100 million, of which, $5 million was drawn and remained outstanding as at March 29, 2014. The credit agreement contains customary representations and warranties, affirmative covenants and negative covenants, with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including, without limitation, restrictions and limitations on dividends, asset sales, the ability to incur additional debt and additional liens and certain financial covenants. As of March 29, 2014, the Company was in compliance with these covenants.

In the future, we expect our cash on hand and cash generated from operations, together with our short-term investments, long-term investment securities and revolving line of credit, to be our primary sources of liquidity (see Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 4. Fair Value Measurements).

Operating Activities

In the first three months of 2014, cash generated from operations was $10.6 million. Net income, after adding back non-cash expenses of $17.9 million amortization and depreciation and $6.2 million stock based compensation, was the main driver of our positive operating cash flow partially offset by decrease in working capital, including from payments of accruals related to the 2013 reduction in force and the annual reset of employee benefits at the beginning of the year.

Investing Activities

We had a net outflow of cash of $6.1 million from investing activities in the first three months of 2014 compared to a net cash outflow of $113.9 million in the same period in 2013. During the current period, we used $17.8 million to purchase investment securities, which is a typical use for our excess cash, and generated $14.1 million from redemptions and sales of such investments securities. We also invested $3.7 million through the purchase of property and equipment and intangible assets in the first quarter of 2014.

Financing Activities

Proceeds from employee related stock issuances in the first three months of 2014 were $9.3 million. We borrowed $30.0 million from our credit facility and repaid $55.0 million during the first quarter of 2014. We also repurchased common stock for $11.5 million in the first quarter of 2014.

Contractual Obligations

As of March 29, 2014, we had cash commitments comprised of the following:

	Payments due in:
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations:
Minimum Rental Payments	$35,470	$8,554	$13,073	$9,952	$3,891
Estimated Operating Cost Payments	16,052	3,756	6,474	4,519	1,303
Purchase and Other Obligations	37,981	32,016	5,965	—	—

Total	$89,503	$44,326	$25,512	$14,471	$5,194

In addition to the amounts shown in the table above, we have $38.0 million recorded as a liability for unrecognized tax benefits as of March 29, 2014 (see Note 1. Summary of Significant Accounting Policies), and we are uncertain as to the ultimate amount and timing of settlement of these potential liabilities.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development. Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business. We estimate these other commitments to be approximately $40.7 million at March 29, 2014 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $15.0 million of cash in the remainder of 2014 for purchases of property and equipment and intellectual property.

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

Based on a sensitivity analysis performed on the financial instruments held at March 29, 2014, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 100 basis points would result in a decline of approximately $1.9 million or an increase of approximately $1.3 million, respectively. The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada. In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks. As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments. We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates. In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required. If the counterparties to our foreign forward currency contracts that matured in the fiscal quarter ended March 29, 2014 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the first quarter of 2014 would have increased by $0.8 million. See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions. In the first three months of 2014, we recorded a $0.9 million foreign exchange gain on the revaluation of our net tax liabilities in a foreign jurisdiction. The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies. Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business. For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $1.3 million.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that the material weakness in our internal control over financial reporting described in Item 9A included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 has not yet been fully remediated. Specifically regarding application and monitoring of our accounting for income taxes – our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this quarterly report. The underlying material weakness in our internal control over financial reporting and its impact on our disclosure controls and procedures is described in further detail in Item 9A “Controls and Procedures –Management’s Annual Report on Internal Control over Financial Reporting to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. As described in further detail in the previously-referenced section of the 2013 Form 10-K, subsequent to December 28, 2013 and continuing through the period covered by this quarterly report, new and enhanced controls have been designed and begun to be implemented that we believe will remediate the underlying material weakness in our internal control over financial reporting.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recently there has been increased focus on environmental protection and social responsibility initiatives. We may choose or be required to implement various standards due to the adoption of rules or regulations that result from these initiatives, such as with respect to the use of “conflict minerals,” which are certain minerals that originate in the Democratic Republic of the Congo or adjoining countries. Our customers may also require us to implement environmental or social responsibility procedures or standards before they will continue to do business with us or order new products from us. Our adoption of these procedures or standards could be costly, and our failure to adopt these standards or procedures could result in the loss of business or fines or other costs.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $0.9 million foreign exchange gain on the revaluation of our income tax liability during the first quarter of 2014 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $1.3 million impact to our pre-tax net income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934 during the three months ended March 29, 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
December 29, 2013—January 25, 2014	1,399,359	$6.39	1,399,359	$27.1
January 26—February 22, 2014	—	—	—	$27.1
February 23—March 29, 2014	—	—	—	$27.1

Total	1,399,359	$6.39	1,399,359

(1)	On March 13, 2012, the Company announced a $275 million stock repurchase program with no expiry date.

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

PMC-SIERRA, INC.
(Registrant)

Date: May 7, 2014	/s/ Steven J. Geiser
Steven J. Geiser
Vice President,
Chief Financial Officer and
Principal Accounting Officer