Form 10-Q
period 2014-06-28
PMC SIERRA INC
filed 2014-08-06
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 28, 2014

or

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

As of August 4, 2014, the registrant had 195,653,978 shares of Common Stock, $0.001 par value, outstanding.

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net revenues	$126,822	$127,584	$253,290	$252,745
Cost of revenues (excluding amortization of purchased intangible assets below)	36,824	37,637	74,388	75,024
Gross profit	89,998	89,947	178,902	177,721
Research and development	49,388	51,681	99,536	106,305
Selling, general and administrative	28,991	30,277	58,331	58,619
Amortization of purchased intangible assets	9,948	10,776	22,277	21,560
Income (loss) from operations	1,671	(2,787)	(1,242)	(8,763)
Other income (expense):
Foreign exchange (loss) gain	(789)	2,213	(257)	3,578
Interest income, net	114	330	123	594
Gain on investment securities and other investments	46	30	75	14
Amortization of debt issue costs	(51)	—	(102)	—
Income (loss) before provision for income taxes	991	(214)	(1,403)	(4,577)
Provision for income taxes	(4,471)	(4,602)	(6,318)	(8,766)
Net loss	$(3,480)	$(4,816)	$(7,721)	$(13,343)
Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.07)
Shares used in per share calculation - basic and diluted	196,114	203,307	195,651	204,269

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net loss	$(3,480)	$(4,816)	$(7,721)	$(13,343)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of ($243), $110, ($185) and $165	691	(546)	528	(948)
Change in fair value of investment securities, net of tax of ($28), $206, ($34) and $223	81	(406)	97	(448)
Other comprehensive income (loss)	772	(952)	625	(1,396)
Comprehensive loss	$(2,708)	$(5,768)	$(7,096)	$(14,739)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 28,	December 28,
	2014	2013
ASSETS:
Current assets:
Cash and cash equivalents	$86,588	$100,038
Short-term investments	21,018	10,894
Accounts receivable, net of allowance for doubtful accounts of $876 (2013 - $1,036)	58,362	56,112
Inventories, net	31,385	31,074
Prepaid expenses and other current assets	16,499	19,855
Income taxes receivable	3,770	2,640
Prepaid tax expenses	3,848	5,695
Deferred tax assets	2,778	43,131
Total current assets	224,248	269,439
Investment securities	105,996	103,391
Investments and other assets	10,434	10,750
Prepaid tax expenses	93	93
Property and equipment, net	38,678	39,149
Goodwill	278,849	278,849
Intangible assets, net	121,982	146,974
Deferred tax assets	1,250	1,306
	$781,530	$849,951
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$18,807	$23,173
Accrued liabilities	58,313	64,257
Credit facility	—	30,000
Income taxes payable	2,199	632
Liability for unrecognized tax benefit	21,451	54,127
Deferred income taxes	9	71
Deferred income	5,189	7,481
Total current liabilities	105,968	179,741
Long-term obligations	14,996	11,108
Deferred income taxes	48,942	43,143
Liability for unrecognized tax benefit	18,616	27,947
PMC special shares convertible into 1,016 (2013 - 1,019) shares of common stock	1,180	1,188
Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 195,546 shares issued and outstanding (2013 - 194,415)	196	195
Additional paid in capital	1,566,299	1,550,190
Accumulated other comprehensive income (loss)	99	(526)
Accumulated deficit	(974,766)	(963,035)
Total stockholders' equity	591,828	586,824
	$781,530	$849,951

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 28,	June 29
	2014	2013
Cash flows from operating activities:
Net loss	$(7,721)	$(13,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,278	33,185
Stock-based compensation	11,106	13,587
Unrealized foreign exchange loss (gain), net	996	(3,775)
Net amortization of premiums and accrued interest of investments	390	595
Asset impairments	770	—
Gain on investment securities and other	(74)	(4)
Excess tax benefits from stock option transactions	—	(632)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,275)	4,970
Inventories, net	(311)	(7,032)
Prepaid expenses and other current assets	3,275	610
Accounts payable and accrued liabilities	(4,889)	6,328
Deferred taxes and income taxes payable	6,763	3,429
Deferred income	(2,292)	(1,200)
Net cash provided by operating activities	39,016	36,718
Cash flows from investing activities:
Investment in long term deposits	—	(1,127)
Purchases of property and equipment	(8,054)	(7,500)
Purchase of intangible assets	(733)	(2,048)
Redemption of short-term investments	3,535	7,966
Sales of investment securities and other investments	25,538	38,297
Purchases of investment securities and other investments	(41,966)	(154,385)
Net cash used in investing activities	(21,680)	(118,797)
Cash flows from financing activities:
Proceeds from credit facility	30,000	—
Repayment of credit facility	(60,000)	—
Proceeds from issuance of common stock	10,615	16,452
Repurchases of common stock	(11,496)	(5,509)
Excess tax benefits from stock option transactions	—	632
Net cash (used in) provided by financing activities	(30,881)	11,575
Effect of exchange rate changes on cash and cash equivalents	95	(786)
Net decrease in cash and cash equivalents	(13,450)	(71,290)
Cash and cash equivalents, beginning of the period	100,038	169,970
Cash and cash equivalents, end of the period	$86,588	$98,680
Supplemental disclosures of cash flow information:
Cash paid for interest	$206	$—
Cash payments for income taxes, net	272	379

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.  Summary of Significant Accounting Policies

Description of business.  PMC-Sierra, Inc. (the “Company” or “PMC”) is a fabless semiconductor and software solution innovator transforming networks that connect, move and store Big Data. The Company designs, develops, markets and supports semiconductor, embedded software, and board level solutions by integrating its mixed-signal, software and systems expertise through a network of offices in North America, Europe and Asia. Building on a track record of technology leadership, the Company is driving innovation across storage, optical and mobile networks.  PMC’s highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations.  These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013 filed with the SEC on February 26, 2014.  The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.  Fiscal 2014 will consist of 52 weeks and will end on Saturday, December 27, 2014.  Fiscal 2013 consisted of 52 weeks and ended on Saturday, December 28, 2013.  The second quarter of each of 2014 and 2013 consisted of 13 weeks.  The Company’s reporting currency is the U.S. dollar and presented in thousands unless otherwise stated.

Subsequent to filing the Company’s Quarterly Reports on Form 10-Q in fiscal year 2013, the unaudited comparative condensed consolidated financial information for the first, second and third quarters of 2013 was restated as disclosed in Item 9B in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on February 26, 2014. The unaudited comparative financial information for the three and six months ended June 29, 2013 presented herein reflects such restatements, which were to correct certain errors related to accounting for income taxes and capitalization of inventory-related overhead costs.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard allows for either full retrospective or modified retrospective adoption method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. The standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the service has been rendered.  The new standard is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period.  Early application is permitted.  We are currently evaluating the effect that ASU 2014-12 will have on our consolidated financial statements and related disclosures.

During the first quarter of 2014, the Company adopted FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.”  The new guidance requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  Accordingly, we adopted these presentation requirements on a prospective basis at the beginning of our first quarter of 2014.  Upon adoption, $44 million of deferred tax assets of a foreign subsidiary were netted against the related liability for unrecognized tax benefits on our Condensed Consolidated Balance Sheet. The netting of deferred tax assets and liabilities with unrecognized tax benefits had no impact on the Company’s Condensed Consolidated Statements of Operations.

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

As at June 28, 2014, the Company had 14 forward currency contracts (December 28, 2013 - 27) outstanding, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges.  As of June 28, 2014, the U.S. dollar notional amount of these contracts was $13.0 million (December 28, 2013 - $27.7 million) and the contracts had an aggregate fair value gain of $0.5 million (June 29, 2013 – fair value loss of $0.9 million), which was recorded in Accumulated other comprehensive loss net of taxes of $0.2 million for the six months ended June 28, 2014 and June 29, 2013.

NOTE 4.  Fair Value Measurements

ASC Topic 820 specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value.  The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Inputs are based on quoted market prices for identical assets and liabilities in active markets at the measurement date.

Level 2: Inputs include similar quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Pricing inputs include significant inputs that are generally not observable in the marketplace. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

In the second quarter of 2014, the Company reviewed and evaluated the observable market pricing data and volume of trading activity used in determining Level 1 and Level 2 assets and classified $18.3 million of investments as Level 2 that were reported as Level 1 at December 28, 2013. The Company’s derivative instruments are classified as Level 2 as of June 28, 2014, as they are not actively traded and are valued using pricing models that use observable market inputs.  There were no Level 3 assets or liabilities existed as of June 28, 2014.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at June 28, 2014 and December 28, 2013, are summarized below:

	Fair value,
	June 28 2014
(in thousands)	Level 1	Level 2
Assets:
Money market funds	$12,393	$—
Corporate bonds and notes	66,321	22,345
United States (“US”) treasury and government agency notes	34,792	567
Foreign government and agency notes	252	2,304
US state and municipal securities	—	433
Forward currency contracts	—	102
Total assets	$113,758	$25,751

	Fair value,
	December 28, 2013
(in thousands)	Level 1	Level 2
Assets:
Money market funds	$14,629	$—
Corporate bonds and notes	79,653	3,166
US treasury and government agency notes	28,985	—
Foreign government and agency notes	2,048	—
US state and municipal securities	433	—
Total assets	$125,748	$3,166

These assets are included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.

Financial liabilities measured on a recurring basis are summarized below:

Fair value,
June 28, 2014
(in thousands)	Level 2
Current liabilities:
Forward currency contracts	$—

Fair value,
December 28, 2013
(in thousands)	Level 2
Current liabilities:
Forward currency contracts	$612

These are included in Accrued liabilities.

There were no assets or liabilities measured and recorded at fair value on a non-recurring basis as of June 28, 2014.

NOTE 5.  Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below.  Neither of the Company’s stock-based awards under these plans are classified as liabilities.  The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three and six months ended June 28, 2014 and June 29, 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands)	2014	2013	2014	2013
Cost of revenues	$214	$208	$455	$453
Research and development	1,903	2,396	4,550	5,700
Selling, general and administrative	2,798	3,601	6,101	7,434
Total	$4,915	$6,205	$11,106	$13,587

The Company received cash of $10.6 million and $16.5 million related to the issuance of stock-based awards during the six months ended June 28, 2014 and June 29, 2013, respectively.

Equity Award Plans

The Company issues its common stock under the provisions of the 2008 Equity Plan (the “2008 Plan”). Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

The 2008 Plan was approved by stockholders at the 2008 Annual Meeting.  The 2008 Plan became effective on January 1, 2009 (the “Effective Date”).  It is a successor to the 1994 Incentive Stock Plan (the “1994 Plan”) and the 2001 Stock Option Plan (the “2001 Plan”).  Up to 30,000,000 shares of our common stock have been initially reserved for issuance under the 2008 Plan.  At the 2012 Annual Meeting, stockholders approved an increase in shares reserved for issuance under the 2008 plan by 9,500,000 shares, which shares were registered on May 14, 2012 on Form S-8, bringing the total number of authorized and registered shares available under the 2008 Plan to 39,500,000.  To the extent that a share that is subject to an award that counts as 1.6 shares against the 2008 Plan’s share reserve is added back into the 2008 Plan upon expiration or termination of the award or repurchase or forfeiture of the shares, the number of shares of common stock available for issuance under the 2008 Plan will be credited with 1.6 shares.  The implementation of the 2008 Plan did not affect any options or restricted stock units outstanding under the 1994 Plan or the 2001 Plan on the Effective Date.  To the extent that any of those options or restricted stock units subsequently terminate unexercised or prior to issuance of shares thereunder, the number of shares of common stock subject to those terminated awards will be added to the share reserve available for issuance under the 2008 Plan, up to an additional 15,000,000 shares. No additional shares may be issued under the 1994 Plan or the 2001 Plan.

Activity under the option plans during the six months ended June 28, 2014 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 28, 2013	23,555,472	$8.01		$6,834,586
Granted and Assumed	—	$—
Exercised	(906,251)	$5.48
Forfeited	(143,677)	$7.31
Expired	(2,114,447)	$15.09
Outstanding, June 28, 2014	20,391,097	$7.49	4.55	$14,527,730
Vested and expected to vest, June 28, 2014	20,179,533	$7.51	4.52	$14,286,265
Exercisable, June 28, 2014	18,088,568	$7.62	4.12	$12,091,158

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at June 28, 2014.  Total forfeitures recorded amounted to $1.4 million and $1.3 million during each of the six months ended June 28, 2014, and June 29, 2013, respectively.

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

The Company did not grant any stock options during the six months ended June 28, 2014 and June 29, 2013, respectively. The total intrinsic value of stock options exercised during the six months ended June 28, 2014 and June 29, 2013 was $1.6 million and $2.2 million, respectively.

As of June 28, 2014, there was $4.5 million of total unrecognized compensation costs related to unvested stock options granted under the plans, which is expected to be recognized over an average period of 2.0 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors.  The first grant of RSUs occurred on May 25, 2007.  The grants vest over varying terms, up to a maximum of four years from the date of grant.  The first grant of Performance RSUs occurred on August 27, 2012 to the CEO. The performance goal applicable to these Performance RSUs granted in 2012 were based on the degree of achievement of the Company’s 2012 revenue with vesting terms over three years. Performance RSUs were also granted on August 26, 2013 to the CEO and Executive Direct reports. The performance metric applicable to the RSUs granted in 2013 are based on the degree of achievement of Total Shareholder Return (“TSR”) relative to Global Industry Classification Standards (“GICS”) Semiconductor Companies (8-Digit) for the Performance Period (July 1,  2013 - June 30, 2015). The total estimated $1.7 million fair value of these 2013 grants will be recognized as compensation expense over the grant’s vesting terms, with fifty percent vesting on August 25, 2015 and fifty percent vesting on August 25, 2016.

A summary of RSU activity during the six months ended June 28, 2014 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value
Unvested units at December 28, 2013	6,179,037		$39,545,837
Awarded	362,393
Released	(689,382)
Forfeited	(487,503)
Unvested units at June 28, 2014	5,364,545	1.45	$40,448,669
Expected to vest, June 28, 2014	4,757,443	1.35	$35,871,124

The intrinsic value of RSUs vested during the six months ended June 28, 2014 was $5.0 million.  As of June 28, 2014, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $23.0 million, which is expected to be recognized over the next 2.6 years.

Employee Stock Purchase Plan

The 2011 Employee Stock Purchase Plan (the “2011 Plan”) was approved by stockholders at the 2010 Annual Meeting.  The 2011 Plan became effective on February 11, 2011. The 2011 Plan consists of consecutive offering periods, generally of a duration of 6 months, and allows eligible employees to purchase shares of the Company’s common stock at the end of each such offering period, generally February and August of any year, at a price per share equal to 85% of the lower of the fair market value of a share of Common Stock on the start date or the fair market value of a share of Common Stock on the exercise date of the offering period.  Employees purchase such shares through payroll deductions which may not exceed 10% of their total cash compensation.  The 2011 Plan imposes certain limitations upon an employee’s right to acquire Common Stock, including the following: (i) no employee may purchase more than 7,500 shares of Common Stock on any one purchase date and (ii) no employee may be granted rights to purchase more than $25,000 worth of Common Stock for each calendar year that such rights are at any time outstanding.  Up to 12,000,000 shares of our common stock have been initially reserved for issuance under the 2011 Plan.

During the six months ended June 28, 2014, 1,027,266 shares were issued under the 2011 Plan at a weighted average price of $5.50 per share.  As of June 28, 2014, 5,269,669 shares were available for future issuance under the 2011 Plan compared to 6,296,935 under the 2011 Plan as at December 28, 2013. The valuation inputs utilized to determine the grant date fair value per ESPP award granted were as follows:

	Six Months Ended
	June 28,	June 29,
	2014	2013
Expected life (years)	0.5	0.5
Expected volatility	33%	37%
Risk-free interest rate	0.1%	0.1%

The weighted average grant date fair value per ESPP award granted during the first six months of 2014 was $1.67.  The total intrinsic value of ESPP shares issued during the first six months of 2014 was $1.3 million.

As of June 28, 2014, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $0.4 million which is expected to be recognized over the next month.

NOTE 6.  Balance Sheet Items

a.	Inventories.

Inventories (net of reserves of $6.9  million and $6.6 million at June 28, 2014 and December 28, 2013, respectively) were as follows:

	June 28,	December 28,
(in thousands)	2014	2013
Work-in-progress	$16,239	$15,847
Finished goods	15,146	15,227
	$31,385	$31,074

b.	Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment.  The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs and periodically reassess these estimates as actual warranty activities occur.  The changes in the Company’s accrued warranty obligations from December 28, 2013 to June 28, 2014, and from December 29, 2012 to June 29, 2013 were as follows:

	Six Months Ended
	June 28,	June 29,
(in thousands)	2014	2013
Balance, beginning of the period	$2,163	$5,981
Accrual for new warranties issued	222	177
Reduction for payments and product replacements	(344)	(221)
Adjustments related to revisions and changes in estimate of warranty accrual	(88)	(807)
Balance, end of the period	$1,953	$5,130

The Company’s accrual for warranty obligations is included in Accrued liabilities in the interim Condensed Consolidated Balance Sheet.

NOTE 7.  Investment Securities

The Company’s available for sale investments, by investment type, consists of the following at June 28, 2014 and December 28, 2013:

	June 28, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$12,393	$—	$—	$12,393
Total cash equivalents	12,393	—	—	12,393
Short-term investments:
Corporate bonds and notes	19,305	427	—	19,732
US treasury and government agency notes	501	66	—	567
Foreign government and agency notes	502	15	—	517
US states and municipal securities	200	2	—	202
Total short-term investments	20,508	510	—	21,018
Long-term investment securities:
Corporate bonds and notes	68,766	186	(18)	68,934
US treasury and government agency notes	34,752	46	(6)	34,792
Foreign government and agency notes	2,037	4	(2)	2,039
US states and municipal securities	230	1	—	231
Total long-term investment securities	105,785	237	(26)	105,996
Total	$138,686	$747	$(26)	$139,407

*Gross unrealized gains include accrued interest on investments of $0.5 million which are included in the Consolidated Statement of Operations.  The remainder of the gross unrealized gains and losses are included in the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

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

*Gross unrealized gains include accrued interest on investments of $0.5 million which are included in the Consolidated Statement of Operations.  The remainder of the gross unrealized gains and losses are included in the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

As of June 28, 2014 and December 28, 2013, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis.  Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.  As of June 28, 2014, the Company determined that all the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

Contractual maturities as of June 28, 2014 of the Company’s investment securities do not exceed three years.  The majority of the contractual maturities are two to three years, and the balance has maturities of one year or less.

NOTE 8. Credit Facility

As of June 28, 2014, the Company had an available revolving line of credit with a bank under which the Company may borrow up to $100 million, of which $nil was drawn (December 28, 2013 - $30 million). The Company may request, from time to time, and subject to customary conditions, including receipt of commitments, that the revolving credit facility be increased by an aggregate amount not to exceed $150 million.  Interest payments are based on LIBOR plus margins, where margins ranges from 1.75% to 2.25% per annum based on the Company’s leverage ratio.  The revolving credit facility is available for general corporate purposes. The credit facility is collateralized by substantially all of the Company’s personal property. The Company’s obligations under the credit facility are jointly and severally guaranteed by material wholly-owned domestic subsidiaries of the Company.

NOTE 9.  Income Taxes

The Company recorded a provision for income taxes of $4.5 million and $6.3 million for the three and six months ended June 28, 2014, respectively, and a provision for income taxes of $4.6 million and $8.8 million for the three and six months ended June 29, 2013, respectively.

The Company’s effective tax rate was 321% and (2,150%) for the three months ended June 28, 2014 and June 29, 2013, respectively.  For each of the second quarters of 2014 and 2013, the difference between the Company’s effective tax rate and the 35% federal statutory rate results primarily from changes in valuation allowance, non-deductible amortization of intangible assets, the amortization of prepaid taxes, losses that are not benefitted for tax and changes in accruals related to unrecognized tax benefits, partially offset by foreign eligible tax rates lower than the federal statutory rate.

The Company’s effective tax rate was (631%) and (192%) for the six months ended June 28, 2014 and June 29, 2013, respectively.  For each of the two quarters of 2014 and 2013, the difference between the Company’s effective tax rate and the 35% federal statutory rate results primarily from changes in valuation allowance, non-deductible amortization of intangible assets, the amortization of prepaid taxes, losses that are not benefitted for tax and changes in accruals related to unrecognized tax benefits, partially offset by foreign eligible tax rates lower than the federal statutory rate.

As at June 28, 2014, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $40.1 million. The ultimate recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 10.  Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 28	June 29,	June 28	June 29,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net loss	$(3,480)	$(4,816)	$(7,721)	$(13,343)
Denominator:
Basic and diluted weighted average common shares outstanding (1)	196,114	203,307	195,651	204,269
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.07)

(1)	PMC-Sierra Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the three and six months ended June 28, 2014, the Company had approximately 3.5 million and 3.3 million of stock options and Restricted Stock Units, respectively  (2.2 million in the three and six months ended June 29, 2013) that were not included in the diluted net loss per share because they would have been anti-dilutive.

NOTE 11.  Stock Repurchase Program

On March 13, 2012, the Company announced a $275 million stock repurchase program. For the three months ended June 28, 2014 and June 29, 2013, the Company repurchased nil and  0.9 million shares, respectively.  Total cash cost was $nil and $5.5 million, respectively.  For the six months ended June 28, 2014 and June 29, 2013, the Company repurchased 1.4 million and  0.9 million shares, respectively.  Total cash cost was approximately $8.9 million and $5.5 million, respectively.  The repurchased shares were retired immediately.  Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.  As of June 28, 2014, the Company had completed $247.9 million of the announced $275 million stock repurchase program.

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

OVERVIEW

PMC is a fabless semiconductor and software solution innovator transforming networks that connect, move and store Big Data. The Company designs, develops, markets and supports semiconductor, embedded software, and board level solutions by integrating its mixed-signal, software and systems expertise through a network of offices in North America, Europe and Asia.  Building on a track record of technology leadership, we are driving innovation across storage, optical and mobile networks. Our highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

Our current revenues are generated by a portfolio of approximately 700 products which we have designed and developed or acquired.  PMC’s diverse product portfolio enables many different types of communications network infrastructure equipment in three market segments:  Storage, Mobile and Optical networks.

1.	Our Storage network products enable high-speed servers, switches and storage equipment to store, manage and move large quantities of data securely;
2.

Our Optical network products are used in optical transport platforms, multi-service provisioning platforms, and edge routers where they gather, process and transmit disparate traffic to their next destination in the network; and

3.	Our Mobile network products are used in wireless base stations, base station radios, mobile backhaul, and aggregation equipment.

The following discussion of the financial condition and results of our operations should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included in this Form 10-Q, with certain comparatives restated as disclosed in Item 9B in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on February 26, 2014. The unaudited comparative financial information for the three and six months ended June 29, 2013 presented herein reflects such restatements, which were to correct certain errors related to accounting for income taxes and capitalization of inventory-related overhead costs.

Results of Operations

Second quarter of 2014 and 2013

Net revenues

	Second Quarter
($ millions)	2014	2013	Change
Net revenues	$126.8	$127.6	(1)%

Overall net revenues for the second quarter of 2014 were $126.8 million, a decrease of $0.8 million compared to the second quarter of 2013, mainly due to lower sales volumes. This 1% decrease in the current period compared to the same period of 2013 was mainly attributable to lower sales volumes of our Optical division driven by our Fiber-to-the-Home (“FTTH”) products.  This was partially offset by higher sales volumes of our Optical Transport Network (“OTN”) and Wintegra product families.

Storage represented 65% of our net revenues in the second quarter of 2014 and 2013. Storage net revenues remained consistent at $83.0 million compared to the same quarter in 2013. Increase in sales volumes in our Flash Controller products was offset by lower sales volumes from some of our Datacenter customers.  On a sequential basis, Storage net revenues were lower by 5% on lower sales volumes due to strong sales in the first quarter of our Flash Controller products tied to a major data center deployment, combined with inventory consumption at one of our large customers due to their slower than expected first quarter.

Optical represented 20% of our net revenues in the second quarter of 2014 compared to 21% in the same period of 2013. Optical net revenues decreased by 5% compared to the same quarter in 2013 mainly due to lower sales volumes from our FTTH products.  This was partially offset by higher volume of sales from our OTN and Legacy metro aggregation transport products.  On a sequential basis, Optical net revenues increased by 6% mainly due to our OTN sales volumes growth and higher sales volumes of our SONET products driven mostly out of deployment of networks India and Russia.  This was partially offset by lower sales volumes of our FTTH products.

Mobile represented 15% our net revenues for the second quarter of 2014 compared to 14% in the same period of 2013. Mobile net revenues increased by 3% compared to the second quarter of 2013 mainly due to higher sales volumes of our WinPath family of processors.  On a sequential basis, Mobile revenues increased by $3.1 million or 20% due mainly to higher sales volumes of our WinPath family of processors due to broad-based strength in mobile backhaul for 3G and 4G deployments.

Gross profit

	Second Quarter
($ millions)	2014	2013	Change
Gross profit	$90.0	$89.9	0%
Percentage of net revenues	71%	71%

Our gross profit increased slightly by $0.1 million in the second quarter of 2014 compared to the same period in 2013.  Gross profit as a percentage of net revenues remained consistent at 71% in the second quarter of 2014 and 2013.

Operating expenses

	Second Quarter
($ millions)	2014	2013	Change
Research and development	$49.4	$51.7	(4)%
Percentage of net revenues	39%	41%
Selling, general and administrative	$29.0	$30.3	(4)%
Percentage of net revenues	23%	24%
Amortization of purchased intangible assets	$9.9	$10.8	(8)%
Percentage of net revenues	8%	8%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses decreased $2.3 million, or 4% compared to the same period last year.  This was primarily the result of the decrease in payroll related costs due to lower headcount and lower tape-out related costs incurred in the second quarter of 2014 compared to the same quarter of 2013.  On a sequential basis, R&D expenses were $0.8 million lower in the second quarter of 2014 compared to the first quarter of 2014.  This was mainly due to lower payroll related costs due to lower headcount slightly offset by increased vacation expense and bonus accrual.

Selling, general and administrative (“SG&A”) expenses were $1.3 million, or 4% lower in the second quarter of 2014 compared to the same period last year, mainly due to a decrease in acquisition related costs and asset impairments, partially offset by an increase in reduction in force expense.  On a sequential basis, SG&A were $0.4 million lower in the second quarter of 2014 compared to the first quarter of 2014.  This is mainly due to a  decrease in payroll related costs due to lower headcount and a  decrease in professional fees, partially offset by increases in vacation expense and bonus accrual and reduction in force expense accrual.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks decreased by $0.9 million in the second quarter of 2014 compared to the same period in 2013 mainly due to certain intangible assets that reached the end of their amortization period during the first quarter of 2014.

Other income (expense) and Provision for income taxes

	Second Quarter
($ millions)	2014	2013	Change
Amortization of debt issue costs	$(0.1)	$—	(100)%
Foreign exchange (loss) gain	$(0.8)	$2.2	(136)%
Interest income, net	$0.1	$0.3	(65)%
Provision for income taxes	$(4.5)	$(4.6)	2%

Amortization of debt issue costs

In the second quarter of 2014, we amortized $0.1 million of debt issue costs relating to our credit facility obtained during the third quarter of 2013.

Foreign exchange (loss) gain

We recorded a net foreign exchange loss of $0.8 million in the second quarter of 2014 compared to a net foreign exchange gain of $2.2 million in the second quarter of 2013.  This was primarily due to foreign exchange revaluation of our foreign denominated assets and liabilities.  This was partly driven by the United States Dollar depreciating by approximately 4% during the  second quarter of 2014 compared to its appreciation by approximately 4% during the second quarter of 2013, against currencies applicable to our foreign operations.

Interest income (expense), net

Net interest income was $0.1 million in the second quarter of 2014 compared to net interest income of $0.3 million in the second quarter of 2013.

Provision for income taxes

Provision for income taxes was $4.5 million in the second quarter of 2014 compared to provision for income taxes of $4.6 million in the second quarter of 2013, mainly due to changes in the recognition of research credits partially offset by current income taxes and changes in the amortization of prepaid income tax.

First six months of 2014 and 2013

Net revenues

	First Six Months
($ millions)	2014	2013	Change
Net revenues	$253.3	$252.7	0%

Net revenues for the first six months of 2014 were $253.3 million compared to $252.7 million for the same period of 2013.  This slight increase was mainly attributable to higher sales volumes of our Storage division driven by our Flash controller products and increase in sales volumes of our Mobile division driven by our mobile backhaul products partially offset by lower sales volumes in our Optical division driven by our FTTH products.

Storage represented 67% of our net revenues in the first six months of 2014 compared to 66% in the same period of 2013.    Storage net revenues increased by 1% compared to the first six months of 2013 mainly due to increased sales volume of our Flash controller products partially offset by lower volumes of sales to our Datacenter customers.

Optical represented 19% of our net revenues in the first six months of 2014 compared to 20% in the same period of 2013.  Optical net revenues decreased by 4% compared to the first six months of 2013 mainly due to lower sales volumes from our FTTH and routing and switching products partially offset by higher volume of sales from our OTN products.

Mobile represented 14% of our net revenues in the first six months of 2014 and 2013.  Mobile net revenues increased by 2% compared to the first six months of 2013 mainly due to higher sales volumes of our WinPath family of processors.

Gross profit

	First Six Months
($ millions)	2014	2013	Change
Gross profit	$178.9	$177.7	1%
Percentage of net revenues	71%	70%

Total gross profit increased by $1.2 million in the first six months of 2014 compared to the same period in 2013 mainly due to reductions in non-materials costs of goods, primarily as a result of reversal of royalty accrual.

Operating expenses

	First Six Months
($ millions)	2014	2013	Change
Research and development	$99.5	$106.3	(6)%
Percentage of net revenues	39%	42%
Selling, general and administrative	$58.3	$58.6	(1)%
Percentage of net revenues	23%	23%
Amortization of purchased intangible assets	$22.3	$21.6	3%
Percentage of net revenues	9%	9%

Research and Development and Selling, General and Administrative Expenses

Our R&D expense decreased by $6.8 million, or 6%, in the first six months of 2014 compared to the same period in 2013.  This was primarily the result of the decrease in payroll related costs due to lower headcount and lower tape-out related costs.

SG&A expenses decreased by $0.3 million, or 1%, in the first six months of 2014 compared to the same period in 2013, mainly due to a  decrease in outside services, acquisition-related costs, and asset impairments.  This was partially offset by an increase in expenses associated with certain employee termination costs incurred in the second quarter of 2014.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks increased by $0.7 million in the first six months of 2014 compared to the same period in 2013 mainly due to inclusion of amortization of intangible assets acquired from IDT’s Enterprise Flash Controller division partially offset by no further amortization on other purchased intangible assets that reached the end of their amortization period.

Other income (expense) and provision for income taxes

	First Six Months
($ millions)	2014	2013	Change
Gain on investment securities and other	$0.1	$—	100%
Amortization of debt issue costs	$(0.1)	$—	(100)%
Foreign exchange (loss) gain	$(0.3)	$3.6	(108)%
Interest income, net	$0.1	$0.6	(83)%
Provision for income taxes	$(6.3)	$(8.8)	28%

Gain on investment securities and other

We recorded a gain on sale of investment securities and other investments of $0.1 million related to the disposition of investment securities in the first six months of 2014.

Amortization of debt issue costs

In the first six months of 2014, we amortized $0.1 million of debt issue costs relating to our credit facility.

Foreign exchange gain

We recognized a net foreign exchange loss of $0.3 million in the first six months of 2014 compared to a net foreign exchange gain of $3.6 million in the first six months of 2013.  This was primarily due to foreign exchange revaluation of our foreign denominated assets and liabilities.  This was partly driven by the United States Dollar depreciating by approximately 1% during the first six months of 2014 compared to its appreciation by approximately 6% during the first six months of 2013, against currencies applicable to our foreign operations.

Interest income (expense), net

Net interest income was $0.2 million in the first six months of 2014 compared to net interest income of $0.6 million in the first six months of 2013.

Provision for income taxes

In the first six months of 2014, provision for income taxes was  $6.3 million, compared to $8.8 million in the first six months of 2013.  This is mainly due to changes in accruals related to unrecognized tax benefits, non-deductible amortization of intangible assets, and the amortization of prepaid taxes.

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

Business Outlook

The following is our outlook for the three months ending September 27, 2014 and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure:

(in millions, except for percentages)	GAAP Measure	Reconciling items		Non-GAAP measure
Net revenues	$130 - $138	N/A	(a)	$130 - $138
Gross profit %	69.8% - 70.8%	(0.2)%	(b)	70% - 71%
Operating expenses	$87.5 - $90.5	$14.5 - $15.5	(c)	$73 - $75
Provision for income taxes	$4.5 - $5	$3.5 - $4	(d)	$1

(a)

As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenue is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter.  We expect the turns business percentage from the beginning of the third quarter of 2014 to be approximately 28%.  A number of factors such as volatile macroeconomic conditions could impact achieving our revenue outlook.

(b)

This percentage relates to stock-based compensation expense.  Stock-based compensation expense as a percentage of gross profit can vary depending on the volume of products sold given that many of our costs are fixed.  The gross margin percentage will also vary depending on the mix of products sold.

(c)	The referenced amount consists of $4.5 million to $5.5 million of stock-based compensation expense and $10 million of amortization of purchased intangible assets.

(d)

$1.5 million income tax provision related to prepaid tax amortization, $1.4 million to $1.5 million income tax provision related to tax deductible goodwill and other items, and $0.6 million to $1 million income tax provision related to unrecognized tax benefits.

The above non-GAAP information is provided as a supplement to the Company's condensed consolidated financial statements presented in accordance with generally accepted accounting principles ("GAAP").  A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.  The Company believes that the additional non-GAAP measures are useful to investors for the purpose of financial analysis.  Management uses these measures internally to evaluate the Company's in-period operating performance before gains, losses and other charges that are considered by management to be outside of the Company's core operating results.  In addition, the measures are used for planning and forecasting of the Company's future periods.  However, non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures.  Other companies may use different non-GAAP measures and presentation of results.

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, our short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock.  The combination of cash, cash equivalents, short-term investments and long-term investment securities at June 28, 2014 and December 28, 2013 totaled $213.6 million and $214.3 million, respectively.

In 2013, we obtained a revolving line of credit with a bank under which the Company may borrow up to $100 million, of which $nil was drawn and remained outstanding as at June 28, 2014. The credit agreement contains customary representations and warranties, affirmative covenants and negative covenants with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including, without limitation, restrictions and limitations on dividends, asset sales, the ability to incur additional debt and additional liens and certain financial covenants.  As of June 28, 2014, the Company was in compliance with these covenants.

In the future, we expect our cash on hand and cash generated from operations, together with our short-term investments, long-term investment securities and revolving line of credit, to be our primary sources of liquidity (see Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 4. Fair Value Measurements).

Operating Activities

We generated cash from operations of  $39.0 million in the first six months of 2014 compared to $36.7 million in the first six months of 2013.  Our positive operating cash flows in the first six months of 2014 was mainly driven by our net loss of $7.7 million, offset by favorable non-cash adjustments of $33.3 million of amortization and depreciation expense and $11.1 million of stock based compensation.   This was partially offset by net a decrease in working capital related to the timing of settlement of accounts payable and accrued liabilities and an increase in accounts receivable due to delayed payments from two major customers partially offset by a decrease in deferred taxes and income taxes payable.

Investing Activities

We had a net outflow of cash of $21.7 million from investing activities in the first six months of 2014 compared to a net cash outflow of $118.8 million in the same period in 2013. During the first six months of 2014, we used $42.0 million to purchase investment securities, which is a typical use for our excess cash, and generated $29.1 million from redemptions and sales of such investments securities.  We also invested $8.8 million through the purchase of property and equipment and intangible assets in the first six months of 2014.

Financing Activities

We had a net outflow of cash of $30.9 million from financing activities in the first six months of 2014 compared to a net cash inflow of $11.6 million in the first six months of 2013.  During the first six months of 2014, we borrowed $30.0 million from our credit facility and repaid $60.0 million compared to $nil during the first six months of 2013.  We also repurchased common stock for $11.5 million in the first six months of 2014 compared to $5.5 million in the first six months of 2013.  This was partially offset by $10.6 million proceeds from employee related stock issuances in the first six months of 2014 compared to $16.4 million during the first six months of 2013.

Contractual Obligations

As of June 28, 2014, we had cash commitments comprised of the following:

	Payments due in:
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations:
Minimum Rental Payments	$34,024	$8,735	$12,781	$9,483	$3,025
Estimated Operating Cost Payments	15,162	3,783	6,177	4,337	865
Purchase and Other Obligations	7,602	4,293	3,309	—	—
Total	$56,788	$16,811	$22,267	$13,820	$3,890

In addition to the amounts shown in the table above, we have $40.0 million recorded as a liability for unrecognized tax benefits as of June 28, 2014 (see Note 1. Summary of Significant Accounting Policies), and we are uncertain as to the ultimate amount and timing of settlement of these potential liabilities.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development and other long term purchase obligations.  Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business.  We estimate these other commitments to be approximately $46.3 million at June 28, 2014 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $8.4 million of cash in the remainder of 2014 for purchases of property and equipment and intellectual property.

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

Based on a sensitivity analysis performed on the financial instruments held at June 28, 2014, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 100 basis points would result in a decline of approximately $2.0 million or an increase of approximately $1.3 million, respectively.  The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies.  We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada.  In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks.  As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments.  We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.  In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required.  If the counterparties to our foreign forward currency contracts that matured in the fiscal quarter ended June 28, 2014 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the second quarter of 2014 would have increased by $0.3 million.  See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions.  In the first six months of 2014, we recorded a $0.1 million foreign exchange loss on the revaluation of our net tax liabilities in a foreign jurisdiction.  The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies.  Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business.  For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $1.3 million.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and our chief financial officer concluded that because the material weakness in our internal control over financial reporting described in Item 9A included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 has not yet been fully remediated, specifically regarding application and monitoring of our accounting for income taxes, our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this quarterly report.  The underlying material weakness in our internal control over financial reporting and its impact on our disclosure controls and procedures is described in further detail in Item 9A “Controls and Procedures –Management’s Annual Report on Internal Control over Financial Reporting to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.  As described in further detail in the previously-referenced section of the 2013 Form 10-K, subsequent to December 28, 2013 and continuing through the period covered by this quarterly report, new and enhanced controls have been designed and begun to be implemented that we believe will remediate the underlying material weakness in our internal control over financial reporting.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

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

We depend on a limited number of customers for large portions of our net revenues. During each of the rolling twelve month periods ended June 28, 2014 and June 29, 2013, we had two end customers that accounted for more than 10% of our net revenues, namely, HP and EMC.

During the first six months of 2014 and 2013, our top ten customers accounted for approximately 62% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established disclosure and reporting requirements for those companies who use “conflict minerals” mined from the Democratic Republic of the Congo and adjoining countries in their products, whether or not these products are manufactured by third parties.  These requirements could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products.  There also have been and will be costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities.

The loss of key personnel could delay us from designing new products.

To succeed, we must retain and hire technical personnel highly skilled at design and test functions needed to develop high-speed networking products. The competition for such employees is intense.

We do not have employment agreements in place with many of our key personnel. As employee incentives, we issue common stock options, restricted stock, and performance-based restricted stock which are subject to vesting.  In addition, stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. As our stock price varies substantially, the equity awards to employees are effective as retention incentives only if they have economic value.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $0.1 million foreign exchange loss on the revaluation of our income tax liability during the second quarter of 2014 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $1.3 million impact to our pre-tax net income.

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

We have operations, concentrated primarily on research and development, located in Israel and India that employ approximately 103 and 166 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Filed
Exhibit				Filing	Exhibit No.	with
No.	Description	Form	File No.	Date	as Filed	this 10-Q
10.1	Executive Employment Agreement by and between PMC-Sierra, Inc. and Gregory S. Lang, effective as of April 28, 2014	8-K	000-19084	5/9/2014	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date:	August 6, 2014	/s/ Steven J. Geiser
Steven J. Geiser
Vice President,
Chief Financial Officer and
Principal Accounting Officer