Form 10-Q
period 2014-09-27
PMC SIERRA INC
filed 2014-11-05
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 27, 2014

or

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

As of November 3, 2014, the registrant had 198,037,197 shares of Common Stock, $0.001 par value, outstanding.

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net revenues	$135,462	$128,411	$388,752	$381,156
Cost of revenues (excluding amortization of purchased intangible assets below)	40,306	36,840	114,694	111,864
Gross profit	95,156	91,571	274,058	269,292
Research and development	48,441	50,733	147,977	157,038
Selling, general and administrative	29,265	26,383	87,596	85,002
Amortization of purchased intangible assets	9,948	13,138	32,225	34,698
Income (loss) from operations	7,502	1,317	6,260	(7,446)
Other income (expense):
Foreign exchange gain (loss)	899	(1,898)	642	1,680
Interest income, net	198	230	321	824
Gain on investment securities and other investments	12	1,762	87	1,776
Amortization of debt issue costs	(51)	(30)	(153)	(30)
Income (loss) before provision for income taxes	8,560	1,381	7,157	(3,196)
Provision for income taxes	(3,087)	(4,613)	(9,405)	(13,379)
Net income (loss)	$5,473	$(3,232)	$(2,248)	$(16,575)
Net income (loss) per common share - basic	$0.03	$(0.02)	$(0.01)	$(0.08)
Net income (loss) per common share - diluted	$0.03	$(0.02)	$(0.01)	$(0.08)
Shares used in per share calculation - basic	197,613	205,377	196,305	204,638
Shares used in per share calculation - diluted	200,744	205,377	196,305	204,638

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net income (loss)	$5,473	$(3,232)	$(2,248)	$(16,575)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $227, ($214), $41 and $48	(745)	637	(217)	(311)
Change in fair value of investment securities, net of tax of $47, ($71), $13 and $153	(134)	202	(37)	(246)
Other comprehensive income (loss)	(879)	839	(254)	(557)
Comprehensive income (loss)	$4,594	$(2,393)	$(2,502)	$(17,132)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 27,	December 28,
	2014	2013
ASSETS:
Current assets:
Cash and cash equivalents	$89,940	$100,038
Short-term investments	35,419	10,894
Accounts receivable, net of allowance for doubtful accounts of $845 (2013 - $1,036)	57,013	56,112
Inventories, net	34,588	31,074
Prepaid expenses and other current assets	16,304	19,855
Income taxes receivable	3,673	2,640
Prepaid tax expenses	2,749	5,695
Deferred tax assets	3,328	43,131
Total current assets	243,014	269,439
Investment securities	103,101	103,391
Investments and other assets	8,190	10,750
Prepaid tax expenses	93	93
Property and equipment, net	38,730	39,149
Goodwill	283,239	278,849
Intangible assets, net	155,881	146,974
Deferred tax assets	1,557	1,306
	$833,805	$849,951
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$19,092	$23,173
Accrued liabilities	72,360	64,257
Credit facility	—	30,000
Income taxes payable	2,983	632
Liability for unrecognized tax benefit	21,394	54,127
Deferred income taxes	9	71
Deferred income	5,501	7,481
Total current liabilities	121,339	179,741
Long-term obligations	35,982	11,108
Deferred income taxes	49,183	43,143
Liability for unrecognized tax benefit	18,621	27,947
PMC special shares convertible into 1,016 (2013 - 1,019) shares of common stock	1,180	1,188
Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 197,749 shares issued and outstanding (2013 - 194,415)	198	195
Additional paid in capital	1,577,375	1,550,190
Accumulated other comprehensive loss	(780)	(526)
Accumulated deficit	(969,293)	(963,035)
Total stockholders' equity	607,500	586,824
	$833,805	$849,951

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 27,	September 28
	2014	2013
Cash flows from operating activities:
Net loss	$(2,248)	$(16,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,739	51,731
Stock-based compensation	16,334	19,461
Unrealized foreign exchange gain, net	(2,372)	(6,106)
Net amortization of premiums and accrued interest of investments	628	1,353
Asset impairments	770	—
Gain on investment securities and other	(86)	(1,767)
Excess tax benefits from stock option transactions	—	(2,274)
Changes in operating assets and liabilities:
Accounts receivable, net	(934)	1,923
Inventories, net	(3,514)	(7,110)
Prepaid expenses and other current assets	4,225	927
Accounts payable and accrued liabilities	(6,699)	(8,614)
Deferred taxes and income taxes payable	8,608	11,120
Deferred income	(1,980)	(915)
Net cash provided by operating activities	61,471	43,154
Cash flows from investing activities:
Cash paid in connection with business acquisition, net of cash acquired	(10,000)	(96,098)
Investment in long term deposits	—	(1,127)
Purchases of property and equipment	(11,175)	(11,297)
Purchase of intangible assets	(1,167)	(2,048)
Redemption of short-term investments	4,920	8,466
Sales of investment securities and other investments	37,936	146,340
Purchases of investment securities and other investments	(67,727)	(172,114)
Net cash used in investing activities	(47,213)	(127,878)
Cash flows from financing activities:
Proceeds from credit facility	30,000	—
Repayment of credit facility	(60,000)	—
Proceeds from issuance of common stock	17,924	23,476
Repurchases of common stock	(11,496)	(22,544)
Payment of debt issuance costs	—	(928)
Excess tax benefits from stock option transactions	—	2,274
Net cash (used in) provided by financing activities	(23,572)	2,278
Effect of exchange rate changes on cash and cash equivalents	(784)	(505)
Net decrease in cash and cash equivalents	(10,098)	(82,951)
Cash and cash equivalents, beginning of the period	100,038	169,970
Cash and cash equivalents, end of the period	$89,940	$87,019
Supplemental disclosures of cash flow information:
Cash paid for interest	$276	$—
Cash payments for income taxes, net	747	1,432

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations.  These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013 filed with the SEC on February 26, 2014.  The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.  Fiscal 2014 will consist of 52 weeks and will end on Saturday, December 27, 2014.  Fiscal 2013 consisted of 52 weeks and ended on Saturday, December 28, 2013.  The third quarter of each of 2014 and 2013 consisted of 13 weeks.  The Company’s reporting currency is the U.S. dollar and presented in thousands unless otherwise stated.

Subsequent to filing the Company’s Quarterly Reports on Form 10-Q in fiscal year 2013, the unaudited comparative condensed consolidated financial information for the first, second and third quarters of 2013 was restated as disclosed in Item 9B in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on February 26, 2014. The unaudited comparative financial information for the three and nine months ended September 28, 2013 presented herein reflects such restatements, which were to correct certain errors related to accounting for income taxes and capitalization of inventory-related overhead costs.

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

Recent Accounting Pronouncements

During the first quarter of 2014, the Company adopted Financial Accountings Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.”  The new guidance requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  Accordingly, we adopted these presentation requirements on a prospective basis at the beginning of our first quarter of 2014.  Upon adoption, $44 million of deferred tax assets of a foreign subsidiary were netted against the related liability for unrecognized tax benefits on our Condensed Consolidated Balance Sheet. The netting of deferred tax assets and liabilities with unrecognized tax benefits had no impact on the Company’s Condensed Consolidated Statements of Operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard allows for either full retrospective or modified retrospective adoption method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, or ASU 2014-15, which requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or within one year after the date that the financial statements are available to be issued, when applicable.  The new standard is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. Accordingly, we early adopted this standard and it did not have any impact in our consolidated financial statements and disclosures.

NOTE 2. Business Combinations

Acquisition of RAID Software License

On September 4, 2014 (the “Effective Date”), PMC completed a transaction agreement with Hewlett-Packard Company (“HP”) to license core HP Smart Array (“RAID”) software, firmware and management technology (the “Transaction”). With this technology, as well as with certain key employees who worked for HP as lead RAID software development engineers and who were transferred to PMC, PMC can provide more system value to new and existing enterprise, Hyperscale data center and channel customers.

Acquisition Consideration

The total acquisition consideration for the Transaction is $52 million cash, payable in installments as follows:

(in millions)
Effective Date	$10
January 10, 2015	18
January 10, 2016	12
January 10, 2017	12

Payment of the above installments is not subject to any contingencies. Because the installment payments span more than one year, the Company determined the purchase-date fair value of the acquisition consideration by discounting the future payments utilizing an interest rate of 3.0%, which is considered to be representative of the interest rate of a typical market participant. The difference between the total cash installment payments of $52 million and the fair value of $50.5 million as of the Effective Date will be charged to interest expense in 2014-2017. Transaction-related costs of approximately $0.6 million were expensed as incurred in the second and third quarters of 2014 and are included in selling, general and administrative expense.

Preliminary Allocation of Acquisition Consideration

The Transaction qualifies as a business combination and was accounted for using the acquisition method. The preliminary allocation of the acquisition consideration to the estimated fair value of assets acquired by major class as of the date of the Transaction is disclosed in the table below. There were no liabilities assumed in the Transaction.

(in thousands)
Other current assets	$337
Equipment	873
Goodwill	4,390
Intangible assets	44,900
Total assets	$50,500

Total acquisition consideration (discounted)	$50,500

Acquired Intangible Assets

The identified intangible assets acquired were recognized at their fair values and are being amortized on a straight-line basis over their estimated useful lives as follows:

	Estimated fair value (in thousands)	Weighted average useful life
License of existing technologies	$39,800	7 years
Customer relationship	3,800	10 years
RAID license payments	1,300	8 years
Total intangible assets	44,900

The license of existing technologies asset includes patents, business processes, tools, and proprietary business methods related to RAID software. In addition to the current products, the licensed technologies can be leveraged to assist and improve existing services and create future generation products. The valuation assumptions included information on revenues from existing products and future expected revenue and technology migration trends for each technology. Management applied an 18% discount rate to value the license of existing technology assets, which took into consideration market rates of return on debt and equity capital and the risk associated with achieving forecasted revenues related to these assets.

The customer relationship asset relates primarily to the underlying customer relationship with HP. The preliminary estimated fair value of the customer relationship represents the sum of the present value of the expected cash flows attributable to this customer relationship. The cash flows were determined from the revenue and profit forecasts that are expected to be generated from the customer relationship and were valued by applying a discount rate of 15%.

The RAID license payments piece of intangible assets relates to annual RAID software fees receivable from HP to incorporate the Company’s RAID software into HP products not incorporating Company hardware and were valued by applying a discount rate of 15%.

Goodwill

The Company’s primary reasons for the Transaction were to expand its relationship with HP and to provide additional opportunities for increased revenue through future sales to customers other than HP. As referenced above, included in the Transaction was an assembled workforce of five key employees which provides the Company with intellectual resources for the development of the next generation of the Company’s RAID software (Smart RAIDTM), as well as operational synergies. These factors were the basis for the recognition of goodwill. Goodwill is expected to be deductible for tax purposes over a period of 15 years. The acquired goodwill was allocated to our Enterprise Storage Products market segment.

 Pro forma disclosures

The Transaction would not have a significant impact on PMC’s net revenues or net earnings (loss) for the periods where pro forma disclosures would be required. Revenues and related expenses for the third quarter of 2014 from the Effective date were immaterial.

Other Agreement

Upon the closing of the Transaction, the Company also entered into an agreement with HP related to services and non-recurring engineering (“NRE”) which provides the framework for the development of future generations of RAID software for HP for a period of approximately two years from the Effective Date. During this period, HP will make cost reimbursement payments to the Company totaling $25 million, which are receivable in installments through April 2016. The services and NRE agreement is considered to be a market rate contract for services to be provided in the future, thus not having an impact on the acquisition consideration allocation, and will be accounted for prospectively as such services are delivered and related payments are received.

Acquisition of Integrated Device Technology, Inc’s Enterprise Flash Controller Business

On July 12, 2013, PMC completed the acquisition of Integrated Device Technology, Inc.’s (“IDT”), Enterprise Flash Controller and PCI Express Switch businesses, including the world’s first NVM Express (NVMe) flash controller for total purchase consideration of approximately $96 million which was accounted for using the acquisition method.  With the addition of these controllers to our storage network products, PMC positioned itself for leadership in the rapidly growing market for enterprise flash controllers.

NOTE 3.  Derivative Instruments

The Company generates revenues in U.S. dollars but incurs a portion of its operating expenses in foreign currencies, primarily the Canadian dollar and Israeli Shekel.  To minimize the short-term impact of foreign currency fluctuations on the Company’s operating expenses, the Company purchases forward currency contracts.

As at September 27, 2014, the Company had 84 forward currency contracts (December 28, 2013 - 27) outstanding, all with maturities of less than 12 months, which qualified and were designated as cash flow hedges.  As of September 27, 2014, the U.S. dollar notional amount of these contracts was $35.5 million (December 28, 2013 - $27.7 million) and the contracts had an aggregate fair value loss of $0.2 million (September 28, 2013 – fair value loss of $0.3 million), which was recorded in Accumulated other comprehensive loss net of taxes of nil for the nine months ended September 27, 2014 and September 28, 2013.

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

In the third quarter of 2014, the Company reviewed and evaluated the observable market pricing data and volume of trading activity used in determining Level 1 and Level 2 assets and classified $15.5 million of investments as Level 2 that were reported as Level 1 at December 28, 2013.  We also classified $0.3 million of investments as Level 1 that were reported as Level 2 at December 28, 2013.  The Company’s derivative instruments are classified as Level 2 as of September 27, 2014, as they are not actively traded and are valued using pricing models that use observable market inputs.  There were no Level 3 assets or liabilities at September 27, 2014.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at September 27, 2014 and December 28, 2013, are summarized below:

	Fair value,
	September 27, 2014
(in thousands)	Level 1	Level 2
Assets:
Money market funds	$12,166	$—
Corporate bonds and notes	74,853	22,120
United States (“US”) treasury and government agency notes	37,888	887
Foreign government and agency notes	—	2,540
US state and municipal securities	—	231
Total assets	$124,907	$25,778

	Fair value,
	December 28, 2013
(in thousands)	Level 1	Level 2
Assets:
Money market funds	$14,629	$—
Corporate bonds and notes	79,653	3,166
US treasury and government agency notes	28,985	—
Foreign government and agency notes	2,048	—
US state and municipal securities	433	—
Total assets	$125,748	$3,166

These assets are included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.

Financial liabilities measured on a recurring basis are summarized below:

Fair value,
September 27, 2014
(in thousands)	Level 2
Current liabilities:
Forward currency contracts	$870

Fair value,
December 28, 2013
(in thousands)	Level 2
Current liabilities:
Forward currency contracts	$612

These are included in Accrued liabilities.

There were no assets or liabilities measured and recorded at fair value on a non-recurring basis as of September 27, 2014.

NOTE 5.  Stock-Based Compensation

The Company has two stock-based compensation programs, which are described below.  Neither of the Company’s stock-based awards under these plans are classified as liabilities.  The Company did not capitalize any stock-based compensation cost, and recorded compensation expense for the three and nine months ended September 27, 2014 and September 28, 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands)	2014	2013	2014	2013
Cost of revenues	$226	$190	$681	$643
Research and development	1,990	2,541	6,540	8,241
Selling, general and administrative	3,012	3,143	9,113	10,577
Total	$5,228	$5,874	$16,334	$19,461

The Company received cash of $7.3 million and $17.9 million related to the issuance of stock-based awards during the three and nine months ended September 27, 2014, respectively.  The Company received cash of $6.8 million and $23.5 million related to the issuance of stock-based awards during the three and nine months ended September 28, 2013, respectively.

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

Activity under the option plans during the nine months ended September 27, 2014 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 28, 2013	23,555,472	$8.01		$6,834,586
Granted and Assumed	644,237	$6.87
Exercised	(1,270,510)	$5.56
Forfeited	(195,410)	$7.33
Expired	(2,470,231)	$14.18
Outstanding, September 27, 2014	20,263,558	$7.48	4.51	$14,462,690
Vested and expected to vest, September 27, 2014	20,002,407	$7.50	4.45	$14,189,984
Exercisable, September 27, 2014	17,902,164	$7.61	4.00	$12,019,020

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at September 27, 2014.  Total forfeitures recorded amounted to $1.8 million and $2.0 million during each of the nine months ended September 27, 2014, and September 28, 2013, respectively.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Expected life (years)	5.75	5.63	5.75	5.86
Expected volatility	33%	40%	33%	40%
Risk-free interest rate	1.8%	1.6%	1.8%	1.6%

The weighted average grant-date fair value per stock options granted during the three and nine months ended September 27, 2014 was $2.29. The weighted average grant-date fair value per stock option granted during the three and nine months ended September 28, 2013 was $2.45 and $2.47, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 27, 2014 was $0.7 million and $2.3 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 28, 2013 was $0.6 million and $2.8 million respectively.

As of September 27, 2014, there was $4.6 million of total unrecognized compensation costs related to unvested stock options granted under the plans, which is expected to be recognized over an average period of 2.4 years.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of Restricted Stock Units (“RSUs”) to employees and members of the Board of Directors.  The first grant of RSUs occurred on May 25, 2007.  The grants vest over varying terms, up to a maximum of four years from the date of grant.  In July 2012, the Compensation Committee decided to allocate a portion of equity granted to the CEO as performance equity.  The first grant of Performance RSUs to the CEO occurred on August 27, 2012. The performance goal applicable to these Performance RSUs granted in 2012 were based on the degree of achievement of the Company’s 2012 revenue with vesting terms over three years. On August 26, 2013 Performance RSUs were granted to the CEO and Executive Direct reports. The performance metric applicable to the RSUs granted in 2013 are based on the degree of achievement of Total Shareholder Return (“TSR”) relative to Global Industry Classification Standards (“GICS”) Semiconductor Companies (8-Digit) for the Performance Period (July 1,  2013 - June 30, 2015). The total estimated $1.7 million fair value of these 2013 grants will be recognized as compensation expense over the grant’s vesting terms, with fifty percent vesting on August 25, 2015 and fifty percent vesting on August 25, 2016.

Effective in August 2014, the Compensation Committee adopted a second performance-based equity program as part of the Company’s equity compensation program applicable to the CEO and his direct reports (“Executive(s)”).  The addition of the second program increases the performance-based equity portion of the annual equity award to our Executives to 50% and reduces the portion previously attributed to options from 50% to 25%.  Time-based RSUs make up the remaining 25% of an Executive’s annual grant.   The performance metric for the new performance-based equity program is based on the Non-GAAP operating income target for each year in the Company’s internal 3-year operating plan treated as three distinct, one-year performance periods.  On August 25, 2014, the Company made its annual grant of RSU awards to Executives. The performance metric applicable to the RSUs granted under the first program remain based on the degree of achievement of TSR relative to GICS Semiconductor Companies (8-Digit) for the Performance Period (July 1,  2014 - June 30, 2016). The total estimated $1.9 million fair value of these 2014 awards will be recognized as compensation expense after the Compensation Committee certifies the number of earned RSUs over the award’s vesting terms, with fifty percent vesting on August 25, 2016 and fifty percent vesting on August 25, 2017. The total fair value of the awards based on the second performance-based program tied to Non-GAAP operating income targets for 2014-2016 was estimated at $2.0 million fair value of these 2014 grants and will be recognized as compensation expense after the Compensation Committee certifies the number of earned RSUs over the award’s vesting terms, with thirty-four percent vesting on February 25, 2015, thirty-three percent vesting on February 25, 2016 and thirty-three  percent vesting on February 25, 2017.

A summary of RSU activity during the nine months ended September 27, 2014 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value
Unvested units at December 28, 2013	6,179,037		$39,545,837
Awarded	3,339,559
Released	(1,843,835)
Forfeited	(665,806)
Unvested units at September 27, 2014	7,008,955	1.88	$52,952,684
Expected to vest, September 27, 2014	5,994,812	1.78	$45,290,807

The intrinsic value of RSUs vested during the three and nine months ended September 27, 2014 was  $8.5 million and $13.5 million, respectively. As of September 27, 2014, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $38.7 million, which is expected to be recognized over the next 2.8 years.

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

During the nine months ended September 27, 2014, 1,916,727 shares were issued under the 2011 Plan at a weighted average price of $5.66 per share.  As of September 27, 2014, 4,380,208 shares were available for future issuance under the 2011 Plan compared to 6,296,935 under the 2011 Plan as at December 28, 2013. The valuation inputs utilized to determine the grant date fair value per ESPP award granted were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Expected life (years)	0.5	0.5	0.5	0.5
Expected volatility	38%	34%	35%	35%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%

The weighted average grant date fair value per ESPP award granted during the first nine months of 2014 was $1.74.  The total intrinsic value of ESPP shares issued during the first nine months of 2014 was $2.3 million.

As of September 27, 2014, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.3  million which is expected to be recognized over the next four months.

NOTE 6.  Balance Sheet Items

a.	Inventories.

Inventories (net of reserves of $7.3  million and $6.6 million at September 27, 2014 and December 28, 2013, respectively) were as follows:

	September 27,	December 28,
(in thousands)	2014	2013
Work-in-progress	$17,865	$15,847
Finished goods	16,723	15,227
	$34,588	$31,074

b.	Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment.  The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs and periodically reassess these estimates as actual warranty activities occur.  The changes in the Company’s accrued warranty obligations from December 28, 2013 to September 27, 2014, and from December 29, 2012 to September 28, 2013 were as follows:

	Nine Months Ended
	September 27,	September 28,
(in thousands)	2014	2013
Balance, beginning of the period	$2,163	$5,981
Accrual for new warranties issued	371	402
Reduction for payments and product replacements	(533)	(868)
Adjustments related to revisions and changes in estimate of warranty accrual	(113)	(3,198)
Balance, end of the period	$1,888	$2,317

The Company’s accrual for warranty obligations is included in Accrued liabilities in the interim Condensed Consolidated Balance Sheet.  The change in estimate of warranty accrual in the third quarter of 2013 includes a reduction for amounts over accrued in prior periods and amounts do not have a material impact to 2013 or prior periods.

NOTE 7.  Investment Securities

The Company’s available for sale investments, by investment type, consists of the following at September 27, 2014 and December 28, 2013:

	September 27, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses*	Fair Value
Cash equivalents:
Money market funds	$12,166	$—	$—	$12,166
Total cash equivalents	12,166	—	—	12,166
Short-term investments:
Corporate bonds and notes	32,275	439	(1)	32,713
US treasury and government agency notes	1,514	62	—	1,576
Foreign government and agency notes	1,123	7	—	1,130
US states and municipal securities	—	—	—	—
Total short-term investments	34,912	508	(1)	35,419
Long-term investment securities:
Corporate bonds and notes	64,242	95	(76)	64,261
US treasury and government agency notes	37,204	20	(25)	37,199
Foreign government and agency notes	1,409	3	(2)	1,410
US states and municipal securities	230	1	—	231
Total long-term investment securities	103,085	119	(103)	103,101
Total	$150,163	$627	$(104)	$150,686

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

As of September 27, 2014 and December 28, 2013, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis.  Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.  As of September 27, 2014, the Company determined that all the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

Contractual maturities as of September 27, 2014 of the Company’s investment securities do not exceed three years.  The majority of the contractual maturities are two to three years, and the balance has maturities of one year or less.

NOTE 8. Credit Facility

As of September 27, 2014, the Company had an available revolving line of credit with a bank under which the Company may borrow up to $100 million, of which $nil was drawn (December 28, 2013 - $30 million). The Company may request, from time to time, and subject to customary conditions, including receipt of commitments, that the revolving credit facility be increased by an aggregate amount not to exceed $150 million.  Interest payments are based on LIBOR plus margins, where margins ranges from 1.75% to 2.25% per annum based on the Company’s leverage ratio.  The revolving credit facility is available for general corporate purposes. The credit facility is collateralized by substantially all of the Company’s personal property. The Company’s obligations under the credit facility are jointly and severally guaranteed by material wholly-owned domestic subsidiaries of the Company.

NOTE 9.  Income Taxes

The Company recorded a provision for income taxes of $3.1 million and $9.4 million for the three and nine months ended September 27, 2014, respectively, and a provision for income taxes of $4.6 million and $13.4 million for the three and nine months ended September 28, 2013, respectively.

The Company’s effective tax rate was 36% and 334% for the three months ended September 27, 2014 and September 28, 2013, respectively.  For each of the third quarters of 2014 and 2013, the difference between the Company’s effective tax rate and the 35% federal statutory rate results primarily from changes in accruals related to unrecognized tax benefits, non-deductible amortization of intangible assets, amortization of prepaid taxes, and book losses that are not benefitted for tax purposes, partially offset by earnings eligible for tax rates lower than the federal statutory rate.

The Company’s effective tax rate was 131% and (419%) for the nine months ended September 27, 2014 and September 28, 2013, respectively.  For each of the first nine months periods of 2014 and 2013, the difference between the Company’s effective tax rate and the 35% federal statutory rate results primarily from changes in accruals related to unrecognized tax benefits, non-deductible amortization of intangible assets, amortization of prepaid taxes, and book losses that are not benefitted for tax purposes, partially offset by foreign earnings eligible for tax rates lower than the federal statutory rate.

As of September 27, 2014, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $40 million. The ultimate recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 10.  Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 27	September 28,	September 27	September 28,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income (loss)	$5,473	$(3,232)	$(2,248)	$(16,575)
Denominator:
Basic and diluted weighted average common shares outstanding (1)	197,613	205,377	196,305	204,638
Dilutive effect of employee stock options and awards	3,131	—	—	—
Diluted weighted average common shares outstanding (1)	200,744	205,377	196,305	204,638

Basic net income (loss) per share	$0.03	$(0.02)	$(0.01)	$(0.08)
Diluted net income (loss) per share	$0.03	$(0.02)	$(0.01)	$(0.08)

(1)	PMC-Sierra Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the nine months ended September 27, 2014, the Company had approximately 3.3 million of stock options and Restricted Stock Units (2.1  million in the three and nine months ended September 28, 2013) that were not included in the diluted net loss per share because they would have been anti-dilutive.

NOTE 11.  Stock Repurchase Program

On March 13, 2012, the Company announced a $275 million stock repurchase program. For the three months ended September 27, 2014 and September 28, 2013, the Company repurchased nil and  2.7 million shares, respectively.  Total cash cost was nil and $17.1 million, respectively.  For the nine months ended September 27, 2014 and September 28, 2013, the Company repurchased 1.4 million and  3.6 million shares, respectively.  Total cash cost was approximately $8.9 million and $22.5 million, respectively.  The repurchased shares were retired immediately.  Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.  As of September 27, 2014, the Company had completed $247.9 million of the announced $275 million stock repurchase program.

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

The following discussion of the financial condition and results of our operations should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included in this Form 10-Q, with certain comparatives restated as disclosed in Item 9B in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on February 26, 2014. The unaudited comparative financial information for the three and nine months ended September 28, 2013 presented herein reflects such restatements, which were to correct certain errors related to accounting for income taxes and capitalization of inventory-related overhead costs.

Results of Operations

Third quarter of 2014 and 2013

Net revenues

	Third Quarter
($ millions)	2014	2013	Change
Net revenues	$135.5	$128.4	5%

Overall net revenues for the third quarter of 2014 were $135.5 million, an increase of $7.1 million, or 5% compared to the third quarter of 2013, mainly due to higher sales volumes of our Storage network products driven by our Datacenter customers and Flash Controller products.  This was partially offset by lower sales volumes of our Optical and Mobile network products.

Storage represented 72% of our net revenues in the third quarter of 2014 compared to 66% in the same period of 2013. Storage net revenues increased by 17% compared to the same quarter in 2013 mainly due to an increase in sales volumes in our Flash Controller products and increased demand from our Datacenter customers.  On a sequential basis, Storage net revenues were higher by 18% on higher sales volumes from across all of our Storage businesses: Server, Hyperscale Datacenters, Storage Systems and Flash Controller products.  The increase was mainly due to increased demand from our Datacenter customers and increased ramp ups at our large customers.

Optical represented 16% of our net revenues in the third quarter of 2014 compared to 20% in the same period of 2013. Optical net revenues decreased by 15% compared to the same quarter in 2013 mainly due to lower sales volumes from our Fiber-to-the-Home (“FTTH”) products partially offset by higher volume of sales from our Optical Transport Network (“OTN”) products.   On a sequential basis, Optical net revenues decreased by 13% mainly due to a decline in sales volumes of our legacy SONET products and to lower volume of sales from our OTN products as a result of a temporary slowdown of Long-Term Evolution (“LTE”) base station deployments in China and U.S. markets.  These were partially offset by higher sales volumes of our FTTH products.

Mobile represented 12%  of our net revenues for the third quarter of 2014 compared to 14% in the same period of 2013. Mobile net revenues decreased by 17% compared to the third quarter of 2013 mainly due to lower sales volumes of our WinPath family of processors.  On a sequential basis, Mobile revenues decreased by 17% due mainly to lower sales volumes of our WinPath family of processors partially offset by an increase in sales volumes of our Remote Radio Head products.

Gross profit

	Third Quarter
($ millions)	2014	2013	Change
Gross profit	$95.2	$91.6	4%
Percentage of net revenues	70%	71%

Our gross profit increased by $3.6 million in the third quarter of 2014 compared to the same period in 2013.  Gross profit as a percentage of net revenues decreased by 1% in the third quarter of 2014 compared to the same period in 2013 mainly due to a one-time favorable impact of warranty provision releases of approximately $2.3 million during the third quarter of 2013.

Operating expenses

	Third Quarter
($ millions)	2014	2013	Change
Research and development	$48.4	$50.7	(5)%
Percentage of net revenues	36%	40%
Selling, general and administrative	$29.3	$26.4	11%
Percentage of net revenues	22%	21%
Amortization of purchased intangible assets	$9.9	$13.1	(24)%
Percentage of net revenues	7%	10%

Research and Development and Selling, General and Administrative Expenses

Our research and development (“R&D”) expenses decreased $2.3 million, or 5% compared to the same period last year.  This was primarily the result of a decrease in payroll related costs due to lower headcount and lower tape-out related costs incurred in the third quarter of 2014 compared to the same quarter of 2013.  On a sequential basis, R&D expenses were $0.9 million lower in the third quarter of 2014 compared to the second quarter of 2014.  This was mainly due to lower tape-out related costs and a decrease in vacation expense, partially offset by an increase in obligations associated with our foreign-employee pension liability.

Selling, general and administrative (“SG&A”) expenses were $2.9 million, or 11% higher in the third quarter of 2014 compared to the same period last year, mainly due to an increase in payroll related costs related to an increase in bonus accrual and an increase in foreign-employee pension liability.  On a sequential basis, SG&A expenses were $0.3 million higher in the third quarter of 2014 compared to the second quarter of 2014.  This is mainly due to an increase in bonus accrual and an increase in obligations associated with our foreign-employee pension liability, partially offset by a  decrease in vacation accrual expense.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to license of existing technologies, developed technology, in-process research and development, customer relationships, and trademarks decreased by $3.2 million in the third quarter of 2014 compared to the same period in 2013 mainly due to certain intangible assets that reached the end of their amortization period during the first quarter of 2014.

Other income (expense) and Provision for income taxes

	Third Quarter
($ millions)	2014	2013	Change
Amortization of debt issue costs	$(0.1)	$(0.0)	(100)%
Foreign exchange (loss) gain	$0.9	$(1.9)	147%
Interest income, net	$0.2	$0.2	-%
Provision for income taxes	$(3.1)	$(4.6)	33%

Amortization of debt issue costs

In the third quarter of 2014, we amortized $0.1 million of debt issue costs relating to our credit facility obtained during the third quarter of 2013.

Foreign exchange (loss) gain

We recorded a net foreign exchange gain of $0.9 million in the third quarter of 2014 compared to a net foreign exchange loss of $1.9 million in the third quarter of 2013.  This was primarily due to foreign exchange revaluation of our foreign denominated assets and liabilities.  This was partly driven by the United States Dollar appreciating by approximately 5% during the third quarter of 2014 compared to its depreciation by approximately 2% during the third quarter of 2013, against currencies applicable to our foreign operations.

Interest income (expense), net

Net interest income was $0.2 million in the third quarter of 2014 and 2013.

Provision for income taxes

Provision for income taxes was $3.1 million in the third quarter of 2014 compared to provision for income taxes of $4.6 million in the third quarter of 2013, mainly due to a decrease of non-deductible goodwill amortization, prepaid tax amortization, and previously unrecognized net operating losses, partially offset by a decrease in tax credits recognized in the period.

First nine months of 2014 and 2013

Net revenues

	First Nine Months
($ millions)	2014	2013	Change
Net revenues	$388.8	$381.2	2%

Net revenues for the first nine months of 2014 were $388.8 million compared to $381.2 million for the same period of 2013.  This slight increase was mainly attributable to higher sales volumes to the Storage market driven by our Flash controller products, partially offset by lower sales volumes to the Optical market driven by our FTTH products and lower sales volumes to the Mobile market driven by our mobile backhaul products.

Storage represented 69% of our net revenues in the first nine months of 2014 compared to 66% in the same period of 2013.    Storage net revenues in the first nine months of 2014 increased by 6% compared to the first nine months of 2013 mainly due to an increase in sales volume of our Flash controller products partially offset by lower volumes of sales to our Datacenter customers.

Optical represented 18% of our net revenues in the first nine months of 2014 compared to 20% in the same period of 2013.  Optical net revenues decreased by 8% compared to the first nine months of 2013 mainly due to lower sales volumes from our FTTH and routing and switching products partially offset by higher volume of sales from our OTN products.

Mobile represented 13% of our net revenues in the first nine months of 2014 and compared to 14% in the same period of 2013.  Mobile net revenues decreased by 5% compared to the first nine months of 2013 mainly due to lower sales volumes of our mobile backhaul products.

Gross profit

	First Nine Months
($ millions)	2014	2013	Change
Gross profit	$274.1	$269.3	2%
Percentage of net revenues	70%	71%

Total gross profit increased by $4.8 million in the first nine months of 2014 compared to the same period in 2013.  Gross profit as a percentage of net revenues decreased by 1% in the first nine months of 2014 compared to the same period in 2013 mainly due to a  one-time favorable impact of warranty provision releases of approximately $2.3 million during the third quarter of 2013.

Operating expenses

	First Nine Months
($ millions)	2014	2013	Change
Research and development	$148.0	$157.0	(6)%
Percentage of net revenues	38%	41%
Selling, general and administrative	$87.6	$85.0	3%
Percentage of net revenues	23%	22%
Amortization of purchased intangible assets	$32.2	$34.7	(7)%
Percentage of net revenues	8%	9%

Research and Development and Selling, General and Administrative Expenses

Our R&D expense decreased by $9.0 million, or 6%, in the first nine months of 2014 compared to the same period in 2013.  This was primarily the result of a decrease in payroll related costs due to lower headcount and lower tape-out related costs partially offset by an increase in obligations associated with our foreign-employee pension liability.

SG&A expenses increased by $2.6 million, or 3%, in the first nine months of 2014 compared to the same period in 2013, mainly due to a  decrease in outside services, acquisition-related costs, and asset impairments.  This was partially offset by an increase in expenses associated with certain employee termination costs and an increase in obligations associated with our foreign-employee pension liability.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks decreased by $2.5 million in the first nine months of 2014 compared to the same period in 2013 mainly due to certain intangible assets that reached the end of their amortization period during the first quarter of 2014.

Other income (expense) and provision for income taxes

	First Nine Months
($ millions)	2014	2013	Change
Gain on investment securities and other	$0.1	$1.8	(94)%
Amortization of debt issue costs	$(0.2)	$—	(100)%
Foreign exchange (loss) gain	$0.6	$1.7	(65)%
Interest income, net	$0.3	$0.8	(63)%
Provision for income taxes	$(9.4)	$(13.4)	30%

Gain on investment securities and other

We recorded a gain on sale of investment securities and other investments of $0.1 million related to the disposition of investment securities in the first nine months of 2014 compared to the $1.8 million gain on disposition of other investments in the first nine months of 2013.

Amortization of debt issue costs

In the first nine months of 2014, we amortized $0.2 million of debt issue costs relating to our credit facility obtained during the third quarter of 2013.

Foreign exchange gain

We recognized a net foreign exchange gain of $0.6 million in the first nine months of 2014 compared to a net foreign exchange gain of $1.7 million in the first nine months of 2013.  This was primarily due to foreign exchange revaluation of our foreign denominated assets and liabilities.  This was partly driven by the United States Dollar appreciating by approximately 4% during the first nine months of 2014 compared to its appreciation by approximately 3.5% during the first nine months of 2013, against currencies applicable to our foreign operations.

Interest income, net

Net interest income was $0.3 million in the first nine months of 2014 compared to net interest income of $0.8 million in the first nine months of 2013.

Provision for income taxes

In the first nine months of 2014, provision for income taxes was  $9.4 million, compared to $13.4 million in the first nine months of 2013.  This is mainly due to changes in accruals related to unrecognized tax benefits, non-deductible amortization of intangible assets, and the amortization of prepaid taxes.

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

Business Outlook

The following is our outlook for the three months ending December 27, 2014 and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure:

(in millions, except for percentages)	GAAP Measure	Reconciling items		Non-GAAP measure
Net revenues	$132 - $139	N/A	(a)	$132 - $139
Gross profit %	69.8% - 70.8%	0.2%	(b)	70% - 71%
Operating expenses	$88.7 - $91.7	($17.2) - ($18.2)	(c)	$71.5 - $73.5
Provision for income taxes	$8	($7)	(d)	$1

(a)

As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenue is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter.  We expect the turns business percentage from the beginning of the fourth quarter of 2014 to be approximately 26%.  A number of factors such as volatile macroeconomic conditions could impact achieving our revenue outlook.

(b)

This percentage relates to stock-based compensation expense.  Stock-based compensation expense as a percentage of gross profit can vary depending on the volume of products sold given that many of our costs are fixed.  The gross profit percentage will also vary depending on the mix of products sold.

(c)	The referenced amount consists of $6.2 million to $7.2 million of stock-based compensation expense and $11.0 million of amortization of purchased intangible assets.

(d)	$2.7 million income tax provision related to prepaid tax amortization and $4.3 million income tax provision related to tax deductible goodwill and other items.

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

Liquidity & Capital Resources

Our principal sources of liquidity are cash from operations, our short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock.  The combination of cash, cash equivalents, short-term investments and long-term investment securities at September 27, 2014 and December 28, 2013 totaled $228.5 million and $214.3 million, respectively.

In 2013, we obtained a revolving line of credit with a bank under which the Company may borrow up to $100 million, of which $nil was drawn and remained outstanding as at September 27, 2014.   The credit agreement contains customary representations and warranties, affirmative covenants and negative covenants with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including, without limitation, restrictions and limitations on dividends, asset sales, the ability to incur additional debt and additional liens and certain financial covenants.  As of September 27, 2014, the Company was in compliance with these covenants.

In the future, we expect our cash on hand and cash generated from operations, together with our short-term investments, long-term investment securities and revolving line of credit, to be our primary sources of liquidity (see Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 4. Fair Value Measurements).

Operating Activities

We generated cash from operations of  $61.5 million in the first nine months of 2014 compared to $43.2 million in the first nine months of 2013.  Our positive operating cash flows in the first nine months of 2014 was mainly driven by the favorable impact of non-cash adjustments of $48.7 million of amortization and depreciation expense and $16.3 million of stock based compensation to our $2.2 million net loss.   This was partially offset by net a decrease in working capital related to the timing of settlement of accounts payable and accrued liabilities including severance payments made during the period and an increase in inventory due to an anticipated fourth quarter increase in demand, partially offset by a decrease in prepaid expenses and other current assets, and a decrease in deferred taxes and income taxes payable.

Investing Activities

We had a net outflow of cash of $47.2 million from investing activities in the first nine months of 2014 compared to a net cash outflow of $127.9 million in the same period in 2013. During the first nine months of 2014, we used $67.7 million to purchase investment securities, which is a typical use for our excess cash, and generated $42.9 million from redemptions and sales of such investments securities.  We also invested $12.3 million through the purchase of property and equipment and intangible assets in the first nine months of 2014.  In addition, on September 4, 2014, the Company made a $10 million first installment payment related to the Company’s acquisition of HP’s RAID software license (see Note 2. Business Combinations).

Financing Activities

We had a net outflow of cash of $23.6 million from financing activities in the first nine months of 2014 compared to a net cash inflow of $2.3 million in the first nine months of 2013.  During the first nine months of 2014, we borrowed $30.0 million from our credit facility and repaid $60.0 million compared to $nil during the first nine months of 2013.  We also repurchased common stock for $11.5 million in the first nine months of 2014 compared to $22.5 million in the first nine months of 2013.  This was partially offset by $17.9 million proceeds from employee related stock issuances in the first nine months of 2014 compared to $23.5 million during the first nine months of 2013.

Contractual Obligations

As of September 27, 2014, we had cash commitments comprised of the following:

	Payments due in:
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations:
Minimum Rental Payments	$36,849	$8,693	$13,708	$10,566	$3,882
Estimated Operating Cost Payments	13,659	3,625	5,668	3,966	400
Purchase and Other Obligations	6,056	4,238	1,818	—	—
Acquisition Consideration Installment Payments	42,000	18,000	24,000	—	—
Total	$98,564	$34,556	$45,194	$14,532	$4,282

In addition to the amounts shown in the table above, we have $40.0 million recorded as a liability for unrecognized tax benefits as of September 27, 2014 (see Note 1. Summary of Significant Accounting Policies), and we are uncertain as to the ultimate amount and timing of settlement of these potential liabilities.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development and other long term purchase obligations.  Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business.  We estimate these other commitments to be approximately $64.2 million at September 27, 2014 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $5.6 million of cash in the remainder of 2014 for purchases of property and equipment and intellectual property.

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

Based on a sensitivity analysis performed on the financial instruments held at September 27, 2014, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 100 basis points would result in a decline of approximately $2.1 million or an increase of approximately $1.6 million, respectively.  The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies.  We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada.  In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks.  As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments.  We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.  In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required.  If the counterparties to our foreign forward currency contracts that matured in the fiscal quarter ended September 27, 2014 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the second quarter of 2014 would have increased by $0.3 million.  See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions.  In the first nine months of 2014, we recorded a $1.0 million foreign exchange gain on the revaluation of our net tax liabilities in a foreign jurisdiction.  The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies.  Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business.  For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our pre-tax income by approximately $1.3 million.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on a limited number of customers for large portions of our net revenues. During each of the rolling twelve month periods ended September 27, 2014 and September 28, 2013, we had two end customers that accounted for more than 10% of our net revenues, namely, HP and EMC.

During the first nine months of 2014 and 2013, our top ten customers accounted for approximately 59% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $1.0 million foreign exchange gain on the revaluation of our income tax liability during the first three quarters of 2014 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $1.3 million impact to our pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In the first nine months of 2014, three outside wafer foundries supplied more than 95% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves, thus we may not have access to adequate capacity or certain process technologies. We also have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough or at an acceptable cost, to satisfy our production requirements.

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

We have operations, concentrated primarily on research and development, located in Israel and India that employ approximately 103 and 169 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

PMC-SIERRA, INC.
(Registrant)

Date:	November 5, 2014	/s/ Steven J. Geiser
Steven J. Geiser
Vice President,
Chief Financial Officer and
Principal Accounting Officer