Form 10-K
period 2014-12-27
PMC SIERRA INC
filed 2015-02-24
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 27, 2014

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated  filer  ◻    Non-accelerated filer  ◻    Smaller reporting company  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ◻    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sale price of the Common Stock on June 28, 2014 as reported by the NASDAQ Global Select Market, was approximately $0.6 billion.

As of February 19, 2015, the registrant had 202,358,110 shares of Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 27, 2014.

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

PART I

ITEM 1.      BUSINESS.

OVERVIEW

PMC-Sierra, Inc. (the “Company” or “PMC”) is a semiconductor and software solution innovator transforming networks that connect, move, and store Big Data. The Company designs, develops, markets and supports semiconductor, embedded software, and board level solutions by integrating its mixed-signal, software and systems expertise through a network of offices in North America, Europe and Asia.

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

PMC was incorporated in the state of California in 1983 and reincorporated in the state of Delaware in 1997. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “PMCS”.  Our fiscal year ended on the last Saturday of the calendar year.  Fiscal years 2014, 2013 and 2012 consisted of 52 weeks each.

INDUSTRY OVERVIEW

Mobile and Internet traffic is growing at an unprecedented rate, driven by the continued rise of mobile broadband, Data Center-based cloud services and Internet-based video content.  Cisco predicts that by the end of 2016, global Internet IP traffic will pass the zettabyte (1000 exabytes) threshold and will reach 1.6 zettabytes per year by 2018 and mobile data traffic will have grown to nearly 15.9 exabytes per month by 2018. This bandwidth growth in conjunction with industry wide momentum behind cloud-based service delivery is placing an incredible strain on mobile, metro optical and enterprise Data Center networks in order to meet the needs of new applications such as social media, cloud-storage and video-streaming to name a few.  This insatiable demand for real-time access to high bandwidth digital content is driving traditional service providers and Data Center operators to upgrade and improve their network infrastructure and storage management capabilities to better connect, move and store Big Data efficiently and securely.

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

OUR PRODUCTS AND MARKET SEGMENTS THAT WE SERVE

Our portfolio of semiconductor devices are used in various applications of communications network infrastructure equipment and enable the transporting and storing of large quantities of digital data in a secure manner.

Our semiconductor devices enable networking equipment primarily in three market segments: Storage, Optical and Mobile networks. In 2014, the storage network represented 70% of total revenues, the optical network represented 18% of total revenues, and the mobile network represented 12% of total revenues.

Storage

Our Storage products are supplied directly to Original Equipment Manufacturers (“OEMs”), data center and channel customers. Our products and solutions for the Storage market segment enable high-speed communications between the servers, switches and storage devices that comprise these systems thus allowing large quantities of data to be stored, managed and moved securely. As storage demand continues to grow, managing the data becomes more critical for the operation of the entire company or service provider. Our focus in this area is in developing controllers and switches for high-performance storage systems in Cloud and Enterprise Data Center applications.  Our solutions range from chip level offerings to full board solutions and applications software (e.g., RAID stack). We also include printer Application-specific Integrated Circuits (“ASICs”) and Microprocessors for Enterprise Networking in this market segment as they are most aligned with our Enterprise storage customers. In 2013, PMC acquired Integrated Device Technology, Inc.’s (“IDT”) Enterprise Flash Controller business and certain PCI express (“PCIe”) switch assets.  The acquisition accelerates the Company’s product offering in the Enterprise Flash Controller and PCI Express Switch businesses, including the world’s first NVM Express (“NVMe”) flash controller. In 2014, PMC executed an agreement with Hewlett-Packard Company (“HP”) to license core HP Smart Array software, firmware and management technology.  PMC will leverage this technology to provide more system value to new and existing server storage and data center customers.  In addition, this transaction positions PMC as the supplier of key storage solution components across HP ProLiant Gen9 and beyond (see Item 8 – Financial Statements and Supplemental Data, Note 2 – Business Combinations).  During the fiscal year ended December 27, 2014, the Storage market segment represented 70% of our net revenues.

Storage products and/or applications incorporating PMC’s semiconductor solutions	PMC Products	Examples of OEMs(1)
Storage Area Networks	Protocol Controllers	Dell
Server Attached Storage	RAID-on-Chip (RoC)	HP
Solid State Drives (SSD)	Flash Controllers	Samsung
Data Center	Host Bus Adapter (HBA) and Serial Attached SCSI (Small Computer System Interface) Expanders	Dell
High Speed Laser and Multi-Function Printers	MIPs Processors	HP

(1)	Examples in the order listed refer to Dell Inc., Hewlett-Packard Company, and Samsung Electronics Co. Ltd.

Optical

Our Optical products include our Wide Area Network communication products focused on Metro and access networks, including Optical Transport Networks (“OTN”), Synchronous Optical Networks (“SONET”), Asynchronous Transfer Mode (“ATM”) and Fiber to the Home. Carriers are now starting to migrate their metro networks from SONET/Synchronous Digital Hierarchy (“SDH”) to packet-based networks based on OTN standards. OTN equipment is starting to be deployed in the metro and access portions of the network. PMC’s OTN product family is on track to put us in a lead position in this emerging network technology.  During the fiscal year ended December 27, 2014, the Optical market segment represented 18% of our net revenues.

Optical products and/or applications incorporating PMC’s semiconductor solutions	PMC Products	Examples of OEMs(1)
Optical Transport Network
— P-OTP/P-OTS	OTN Switching Processors	Alcatel-Lucent, Ciena, Coriant, Huawei
— ROADM/DWDM	OTN Switching Processors	Alcatel-Lucent, Ciena, Coriant, Huawei
Carrier/Ethernet/Switch/Routers	Ethernet Framers, Mappers, MAC	Cisco, Juniper, Alcatel-Lucent
Multi-service switches		Huawei
— MSPP/MSTP/ADM	SONET/SDH Framers, Cross Connects, T1/E1 Mappers/Framers	Ciena, Cisco, FiberHome, ZTE
Passive Optical Network
— EPON & 10G-EPON; GPON & XG-PON	EPON/GPON ONU and OLT Processors	Fujitsu, Sumitomo, Mitsubishi

(1)

Examples in the order listed refer to Alcatel-Lucent, S.A., Ciena Corp., Coriant, Huawei Technology Co. Ltd., Cisco Systems, Inc., Juniper Networks, Inc., Fiberhome Telecommunication Technologies Co. Ltd., ZTE Corporation,  Fujitsu LTD., Sumitomo Electric Lightwave Corp., and Mitsubishi Corporation.

Mobile

Our Mobile products include WinPath network processors, T1/E1framers and mappers, and Radio Frequency Integrated Circuit (“RFIC”) devices sold into Mobile access markets and include devices that are used in 2G, 3G and 4G wireless base stations and mobile backhaul equipment.  Our highly integrated network processors are optimized for fiber and microwave backhaul, and cell site aggregation networks. PMC initiated new efforts within the remote radio head developing product that takes advantage of our mixed signal expertise and intellectual property for integrated solution that lowers power and offers smaller size. During the fiscal year ended December 27, 2014, the Mobile market segment represented 12% of our net revenues.

Mobile products and/or applications incorporating PMC’s semiconductor solutions	PMC Products	Examples of OEMs(1)
Mobile Backhaul	WinPath Network Processors	Alcatel-Lucent, Cisco
3GPP Wireless Base Stations	TEMUX and UFE framer products	Alcatel-Lucent, Cisco
Remote Radio Heads	Combiner/Serializers	Nokia Siemens, Ericsson, ZTE, Huawei, Alcatel-Lucent
	Radio RF devices, Transceivers/Framers, Clocking devices	Nokia Siemens, Ericsson, ZTE, Huawei, Alcatel-Lucent

(1)	Examples in the order listed refer to Alcatel-Lucent, S.A., Cisco Systems, Inc., Nokia Corporation, Ericsson, ZTE Corporation, Ciena Corp., and Huawei Technology Co. Ltd.

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

We sell our products to end customers directly and through distributors and independent contract manufacturers’ representatives. In 2014, approximately 33% of our orders were shipped through distributors, approximately 47% were shipped by us directly to contract manufacturers selected by OEMs, and the balance was shipped directly to our OEM customers.

In 2014, our largest distributor was Avnet Inc. (“Avnet”) which sold our products into North America, South America, Europe, Africa, and Asia.  In 2014, sales shipped through Avnet represented 11% of our total net revenues. Our second largest distributor in 2014 was Macnica Inc. (“Macnica”).  Sales shipped through Macnica in 2014 represented 10% of our total net revenues. In 2014, we amended our distributor agreement with Avnet to restrict the distribution territories to Europe, Africa and Asia.  Avnet is authorized to sell existing inventory of PMC products to its customers in the decommissioned territories (United States, Canada, Mexico and South America) until the earlier of such time as the inventory is depleted or March 31, 2015.

In 2014, we had two end customers, Hewlett-Packard Company and EMC Corp., which each accounted for more than 10% of our net revenues.

Our sales outside of the United States, based on customer billing location, accounted for 81%, 89% and 86% of total revenue in 2014, 2013 and 2012, respectively. Our sales to customers in Asia, including Japan and China, were 74%, 78% and 78% of total revenues in 2014, 2013 and 2012, respectively.

MANUFACTURING

PMC-Sierra is a fabless company, meaning that we do not own or operate foundries for the production of the silicon wafers from which our products are made. Instead, we work with independent merchant foundries and chip assemblers for the manufacture of our products. We believe our fabless approach to manufacturing provides us with the benefit of superior manufacturing capability, scalability, as well as the flexibility to move wafer manufacture, assembly and testing of our products to the vendors that offer the best technology and service at a competitive price.

Our lead-time, or the time required to manufacture our devices, is typically 12 to 18 weeks. Based on this lead-time, our team of production planners initiates purchase orders with our wafer suppliers and with our chip assemblers for the assembly and testing of our parts so that, to the best of our ability, our products are available to meet customer demand.

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

At the end of 2014, we had design centers in the United States (California, Pennsylvania, Texas, Oregon, Colorado and New Jersey), Canada (British Columbia, Alberta, Saskatchewan and Quebec), Israel (Herzliya), China (Shanghai), Germany (Ismaning and Neckarsulm) and India (Bangalore).

Our research and development spending was $198.9 million in 2014, $211.0 million in 2013, and $220.9 million in 2012.

BACKLOG

Our sales originate from customer purchase orders. However, our customers frequently revise order quantities and shipment schedules to reflect changes in their requirements. As of December 27, 2014, our backlog of products scheduled for shipment within three months totaled approximately $97 million. Unless our customers cancel or defer to a subsequent quarter with respect to a portion of this backlog, we expect this entire backlog to be filled in the first quarter of 2015. As of December 28, 2013, our backlog of products scheduled for shipment within three months totaled approximately $87 million.

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

We compete against established peer-group semiconductor companies that focus on the communications and storage semiconductor business. These companies include the following: Altera Corp., Analog Devices Inc.; Applied Micro Circuits Corp.; Avago Technologies Limited; Broadcom Corp.; Emulex Corp.; Exar Corp.; InPhi Corp.; Intel Corp.; Marvell Technology Group Ltd.; Maxim Integrated Products, Inc.; QLogic Corp.; Texas Instrument Inc; and Xilinx, Inc. Many of these companies are well financed, have significant communications semiconductor technology assets and established sales channels, and depend on the market in which we participate for the bulk of their revenues.

It is possible for additional competitors to enter the market with new products, some of which may also have greater financial and other resources than we do.

LICENSES, PATENTS AND TRADEMARKS

We rely in part on patents to protect our intellectual property and have a total of 688 U.S. and 20 foreign patents for circuit designs and other innovations used in the design and architecture of our products. In addition, we have 128 patent applications pending in the U.S. Patent and Trademark office and 4 patent applications pending in foreign countries. Our patents typically expire 20 years from the patent application date, with our existing patents expiring between 2015 and 2035.

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

EMPLOYEES

As of December 27, 2014, we had 1,442 employees, including 882 in Research and Development, 103 in Production and Quality Assurance, 299 in Sales and Marketing and 158 in Administration. Our employees are not represented by a collective bargaining agreement, and we have never experienced any related work stoppage.

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

Our operating results may be impacted by rapid changes in demand due to the following:

•variations in our turns business;

•short order lead-time;

•customer inventory levels;

•production schedules; and

•fluctuations in demand.

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

We depend on a limited number of customers for large portions of our net revenues. In 2014, 2013, and 2012, we had two end customers that accounted for more than 10% of our net revenues, namely HP and EMC.

In 2014, 2013, and 2012, our top ten customers accounted for more than 60% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

The loss of a key customer, or a reduction in our sales to any major customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition or results of operations. In addition, if we fail to win new product designs from our major customers, our business and results of operations may be harmed.

We use indirect channels of product distribution in many locations across the world and over which we have limited control.

We generate a portion of our sales through third-party distribution and reseller agreements. Termination of a distributor agreement, either by us or a distributor, could result in a temporary or permanent loss of revenue, if we cannot establish an alternative distributor to manage this portion of our business or if we are unable to service the related end customers directly.  Further, if we terminate a distributor agreement, we may be required to repurchase unsold inventory held by the distributor. We maintain a reserve for estimated returns.  If actual returns exceed estimated returns, there may be an adverse effect on our operating results. Our distributors are located all over the world and are of various sizes and financial profiles. Lower sales or earnings, debt downgrades, an inability to access capital markets or higher interest rates could potentially affect our distributors’ operations.

If the demand for our customers’ products declines, demand for our products will be similarly affected and our revenues, gross margins and operating performance will be adversely affected.

Our customers are subject to their own business cycles, most of which are unpredictable in commencement, depth and duration. We cannot accurately predict the continued demand of our customers’ products and the demands of our customers for our products. In the past, networking customers have reduced capital spending without notice, which adversely affected our revenues. As a result of this uncertainty, our past operating results may not be indicative of our future operating results and our results may be below the expectations of public market analysts and investors, which could cause the market price of our common stock to decline.

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

Our business is subject to or may be impacted by various environmental protection and social responsibility legal and customer requirements. For example, we are subject to the European Union Directive on the Restriction of the use of certain Hazardous Substances in Electrical & Electronic Equipment (RoHS) and the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Regulation in the European Union. Such regulations could require us to redesign our products in order to ensure compliance and require the development and/or maintenance of compliance administration systems. Redesigned products could be more costly to manufacture or require more costly or less efficient raw materials. If we cannot develop compliant products on a timely basis or properly administer our compliance programs, our revenues could decline due to lower sales. In addition, under certain environmental laws, we could be held responsible, without regard to fault, for costs relating to any contamination at our current or past facilities and at third-party waste-disposal sites. We could also be held liable for consequences arising out of human exposure to such substances or other environmental damage.

Recently there has been increased focus on environmental protection and social responsibility initiatives. We may choose or be required to implement various standards due to the adoption of rules or regulations that result from these initiatives. Our customers may also require us to implement environmental or social responsibility procedures or standards before they will continue to do business with us or order new products from us. Our adoption of these procedures or standards could be costly, and our failure to adopt these standards or procedures could result in the loss of business or fines or other costs.

The conflict minerals provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act could result in additional costs and liabilities.

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established disclosure and reporting requirements for those companies who use “conflict minerals” mined from the Democratic Republic of the Congo and adjoining countries in their products, whether or not these products are manufactured by third parties.  These requirements could affect the sourcing and availability of minerals used in the manufacture of our semiconductor products.  We also have incurred and will continue to incur costs associated with complying with the disclosure requirements, including identifying the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities.

The loss of key personnel could delay us from designing new products.

To succeed, we must retain and hire technical personnel highly skilled at design and test functions needed to develop high-speed networking products. The competition for such employees is intense.

We do not have employment agreements in place with many of our key personnel. As employee incentives, we issue common stock options, restricted stock, and performance-based restricted stock which are subject to vesting.  In addition, stock options awards are granted with an exercise prices equal to the closing market price of the Company’s common stock at the grant date. The equity awards to employees are effective as retention incentives only if they have economic value, which at times could be difficult to maintain given the substantial variability in our stock price.

Our revenues may decline if we do not maintain a competitive portfolio of products or if we fail to secure design wins.

We are experiencing significantly greater competition in the markets in which we participate. We are expanding into market segments, such as the Storage, Optical, and Mobile market segments, which have established incumbents with substantial financial and technological resources. We expect more intense competition than we have traditionally faced as some of these incumbents derive a majority of their earnings from these markets.

We typically face competition at the design stage, where customers evaluate alternative design approaches requiring integrated circuits. We often compete in bid selection processes to achieve design wins. These selection processes can be lengthy and require us to invest significant effort and incur significant design and development costs. We may not be successful in competing in bid selection processes or, if successful, we may not generate the expected level of revenue despite incurring significant design and development costs. Because the life cycles of our customers’ products can last several years and changing suppliers involves significant cost, time, effort and risk, our failure to win a competitive bid can result in our foregoing revenue from a given customer’s product line for the life of that product.

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

From time to time, we announce new products and design wins for existing and new products. While some industry analysts may use design wins as a metric for future revenues, many design wins have not, and will not, generate any revenues for us, as a result of customer projects being cancelled or unsuccessful in their end market. In the event a design win generates revenues, the amount of revenue it produces can vary greatly from other design wins. In addition, most revenue-generating design wins do not translate into near-term revenues often taking more than two years to generate meaningful revenues.

Product quality problems could result in reduced revenues and claims against us.

We produce highly complex products that incorporate leading-edge technology. Despite our testing efforts and those of our subcontractors, defects may be found in existing or new products. Because our product warranties against materials and workmanship defects and non-conformance to our specifications cover varying lengths of time, we may incur significant warranty, support and repair or replacement costs. The resolution of any defects could also divert the attention of our engineering personnel from other product development efforts. If the costs for customer or warranty claims increase significantly compared with our historical experience, our revenue, gross margins and net income may be adversely affected.

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

We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file income tax returns. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of new legislation, an audit or litigation, if our effective tax rate should change as a result of changes in federal, international or state and local tax laws, or if we were to change the locations where we operate, there could be a material effect on our income tax provision and results of operations in the period or periods in which that determination is made, and potentially in future periods as well.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $3.6 million foreign exchange gain on the revaluation of our income tax liability in 2014 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $1.5 million impact to our pre-tax net income.

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

Our business may be adversely affected if our customers or suppliers cannot obtain sufficient supplies of other components necessary to meet their projected production levels.

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

Moreover, if any of our suppliers experience capacity constraints or component shortages, encounters financial difficulties, or experiences any other major disruption of its operations, we may need to qualify an alternate supplier, which may take an extended period of time and could result in delays in product shipments. These delays could cause our customers to seek alternate semiconductor companies to provide them with products previously purchased from us, which could harm our operating results, cash flow and financial condition.

We rely on limited sources of wafer fabrication, the loss of which could delay and limit our product shipments.

We do not own or operate a wafer fabrication facility. In 2014, three outside wafer foundries supplied approximately 98% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves.  As a result, we may not have access to adequate capacity or certain process technologies. We also have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough or at an acceptable cost to satisfy our production requirements.

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

If we fail to maintain effective internal over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor perceptions of us and the value of our common stock.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002 and, as such, are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure you that a material weakness in our internal control over financial reporting will not be identified in the future. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of a material weakness can cause us to fail to timely meet our periodic reporting obligations or result in material misstatements in our consolidated financial statements. Any such failure could adversely affect the results of periodic management control evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting, cause us to incur unforeseen costs, negatively impact our results of operations, or cause the market price of our common stock to decline.

Our business is vulnerable to interruption by earthquake, flooding, fire, power loss, telecommunications failure, terrorist activity and other events beyond our control.

We do not have sufficient business interruption insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could have a material adverse effect on our business. We are vulnerable to a major earthquake and other calamities. We have operations in seismically active regions in California, Japan and British Columbia, Canada, and we rely on third-party suppliers, including wafer fabrication and testing facilities, in seismically active regions in Asia, which have recently experienced natural disasters.  To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which we and our contract manufacturers are operating at higher levels of capacity, it is possible that our revenue could be adversely affected if such matters occur and are not remediated.

We are unable to predict the effects of any such events, but the effects could be seriously harmful to our business.

Hostilities in the Middle East and India may have a significant impact on our Israeli and Indian subsidiaries’ ability to conduct their business.

We have operations, concentrated primarily on research and development, located in Israel and India that employ approximately 100 and 172 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

At the end of 2014, we leased properties in 31 locations worldwide. During the year, we increased our total leased area from approximately 548,000 square feet to approximately 562,000 square feet. Approximately 9% of the space we leased was excess at December 27, 2014 and 94% of the excess space had been subleased.

We lease approximately 85,000 square feet in Sunnyvale/San Jose, California, to house our U.S. design, engineering, sales, marketing, and administration operations.

Our Canadian operations are primarily located in Burnaby, British Columbia where we lease approximately 138,000 square feet of office space. This location supports a significant portion of our product development, manufacturing, marketing, sales, administration, and testing activities.

In addition to the two major sites in Sunnyvale/San Jose and Burnaby, at the end of 2014 we also operated 14 additional research and development centers: three in Canada, six in the U.S., one in Bangalore, India, one in Israel, two in Germany, and one in Shanghai, China.

At the end of 2014, we also had 15 sales/operations offices located in Europe, Asia, and North America.

ITEM 3.      LEGAL PROCEEDINGS.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol PMCS. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock as reported by the NASDAQ Global Select Market:

Fiscal 2014	High	Low
First Quarter	$7.79	$6.23
Second Quarter	7.76	6.80
Third Quarter	7.99	6.73
Fourth Quarter	9.19	6.57

Fiscal 2013	High	Low
First Quarter	$6.85	$5.28
Second Quarter	6.75	5.56
Third Quarter	7.08	6.16
Fourth Quarter	7.01	5.63

To maintain consistency, the information provided above is based on the last day of the calendar quarter rather than the last day of the fiscal quarter.

Stockholders

As of February 19, 2015, there were 608 holders of record of our Common Stock.

Dividends

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business or to fund acquisitions and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for PMC, the line-of-business index for semiconductors and related devices (SIC code 3674) furnished by Research Data Group, Inc., and the S&P 500 Index. In addition, we have included the Russell 3000 Index, a broad equity market index in which we are included. We have determined that the companies included in the Russell 3000 Index more closely match our company characteristics than the companies included in the S&P 500 Index, as the Russell 3000 Index includes companies in the semiconductor industry and related industries with similar size and median market capitalization. The graph assumes the investment of $100 on December 31, 2009. The performance shown is not necessarily indicative of future performance.

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

During 2014, the Company repurchased 1.4 million shares of PMC common stock for a total of $8.9 million. The Company acquired these common shares as part of its $275 million stock repurchase program announced on March 13, 2012.  The repurchased shares were retired immediately upon delivery. Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.

There was no stock purchase activity in the fourth quarter of 2014.

On February 9, 2015, the Board of Directors of the Company authorized a new share repurchase program for up to $75 million of its common stock.  This new program will increase the total remaining repurchase authorization to $102 million, including the $27 million that remains available for repurchases under the $275 million 2012 share repurchase authorization.

ITEM 6.      SELECTED FINANCIAL DATA

The following tables set forth data from our consolidated financial statements for each of the last five fiscal years.

	Year Ended
	(in thousands, except for per share data)
	December 27,	December 28,	December 29,	December 31,	December 26,
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
STATEMENT OF OPERATIONS DATA:
Net revenues	$525,603	$508,028	$530,997	$654,304	$635,082
Cost of revenues	155,396	149,213	158,849	211,190	203,646
Gross profit	370,207	358,815	372,148	443,114	431,436
Research and development, net	198,919	211,047	220,927	227,106	187,467
Selling, general and administrative	117,007	112,770	112,479	118,601	104,117
Amortization of purchased intangible assets	43,219	48,245	45,321	44,182	29,932
Impairment of goodwill and purchased intangible assets	—	—	274,637	—	—
Restructuring costs and other charges	—	—	—	—	403
Income (loss) from operations	11,062	(13,247)	(281,216)	53,225	109,517
Revaluation of liability for contingent consideration	—	—	—	29,376	—
Gain on investment securities and other investments	155	1,879	1,523	845	3,978
Amortization of debt issue costs	(204)	(80)	(167)	(200)	(200)
Amortization of discount on long-term obligation	(350)	—	—	—	—
Foreign exchange gain (loss)	3,508	4,043	(1,512)	344	(2,360)
Interest income (expense), net	323	907	(1,586)	(2,267)	(1,248)
Gain on investment in Wintegra, Inc.	—	—	—	—	4,509
Provision for income taxes	(14,412)	(25,756)	(37,301)	(9,897)	(37,064)
Net income (loss)	$82	$(32,254)	$(320,259)	$71,426	$77,132
Net income (loss) per share—basic	$0.00	$(0.16)	$(1.48)	$0.31	$0.33
Net income (loss) per share—diluted	$0.00	$(0.16)	$(1.48)	$0.30	$0.33
Shares used in per share calculation—basic	196,885	203,882	216,593	233,210	231,427
Shares used in per share calculation—diluted	200,145	203,882	216,593	235,184	234,787

	As of
	December 27,	December 28,	December 29,	December 31,	December 26,
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
	(in thousands)
BALANCE SHEET DATA:
Working capital	$148,945	$89,698	$187,432	$216,830	$110,565
Cash and cash equivalents	112,570	100,038	169,970	182,571	203,089
Short-term investments	45,885	10,894	11,431	104,391	98,758
Long-term investment securities	107,509	103,391	91,778	226,619	281,678
Total assets	869,085	849,951	899,275	1,418,461	1,548,927
Credit facility and short-term loan	—	30,000	—	—	180,991
Convertible notes	—	—	—	65,122	61,605
Long-term obligations	36,305	11,108	22,793	1,284	8,940
Stockholders’ equity	626,491	586,824	648,687	1,109,517	1,031,315

There were no cash dividends issued during the years ended December 27, 2014, December 28, 2013, December 29, 2012, December 31, 2011, and December 26, 2010.

(1)

Operating results for the year ended December 27, 2014 include $1.0 million stock-based compensation expense and $0.1 million recoveries of termination costs included in Cost of revenues; $9.4 million stock-based compensation, $2.4 million acquisition-related costs, $0.2 million termination costs, $0.1 million lease exit recoveries and $0.3 million reversal of accruals included in Research and development expenses, net; $12.8 million stock-based compensation, $1.0 million acquisition-related costs, $1.7 million termination costs, and $0.5 million asset impairment included in Selling, general and administrative expense; and $3.6 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss).

(2)

Operating results for the year ended December 28, 2013 include $0.9 million stock-based compensation expense, $0.1 million termination costs, $0.8 million acquisition-related costs, and $2.3 million reversal of accruals included in Cost of revenues; $11.1 million stock-based compensation, $2.8 million acquisition-related costs, $4.1 million termination costs, $0.5 million asset impairment and $2.9 million reversal of accruals included in Research and development expenses, net; $14.3 million stock-based compensation, $1.1 million acquisition-related costs, $1.8 million termination costs, $2.2 million asset impairment and $1.3 million reversal of accruals included in Selling, general and administrative expense; and $4.7 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss).

(3)

Operating results for the year ended December 29, 2012 include $0.9 million stock-based compensation expense, $0.1 million asset impairment, and $0.1 million termination costs included in Cost of revenues; $11.6 million stock-based compensation, $2.2 million acquisition-related costs, $2.7 million termination costs, and $1 million asset impairment  included in Research and development expenses, net; $13.9 million stock-based compensation, $2.4 million lease exit costs, $1.6 million acquisition-related costs, $1.1 million termination costs, and $0.3 million asset impairment included in Selling, general and administrative expense; $1.5 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); and $3.2 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes included in Interest income (expense), net.

(4)

Operating results for the year ended December 31, 2011 include $0.9 million stock-based compensation expense and $9.1 million acquisition-related costs included in Cost of revenues; $11.6 million stock-based compensation, $3 million asset impairment, and $0.2 million acquisition-related costs included in Research and development expenses, net; $14.5 million stock-based compensation, $3.5 million acquisition-related costs, and $2.8 million lease exit costs included in Selling, general and administrative expense; $0.5 million recovery of impairment on investment securities and other, included in Gain on investment securities and other; $0.6 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); $3.5 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, $1.2 million accretion of liability for contingent consideration; and $0.3 million interest expense related to short-term loan included in Interest income (expense), net.

(5)

Operating results for the year ended December 26, 2010 include $0.8 million stock-based compensation expense and $1 million acquisition-related costs included in Cost of revenues; $9 million stock-based compensation and $4.9 million asset impairment included in Research and development expenses; $12.1 million stock-based compensation and $6.9 million acquisition related costs included in Selling, general and administrative expense; $3.8 million recovery of impairment on investment securities included in Gain on investment securities and other; $1.8 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss); $3.2 million of non-cash interest expense for the accretion of the debt discount related to the senior convertible notes, and $1.1 million interest expense related to short-term loan included in Interest income (expense), net.

Quarterly Comparisons

	Quarterly Data
	(in thousands except for per share data)
	Year Ended December 27, 2014				Year Ended December 28, 2013
	Fourth(1)	Third(2)	Second(3)	First(4)	Fourth(5)	Third(6)	Second(7)	First(8)
STATEMENT OF OPERATIONS DATA:
Net revenues	$136,851	$135,462	$126,822	$126,468	$126,872	$128,411	$127,584	$125,161
Cost of revenues	40,702	40,306	36,824	37,564	37,349	36,840	37,637	37,387
Gross profit	96,149	95,156	89,998	88,904	89,523	91,571	89,947	87,774
Research and development, net	50,942	48,441	49,388	50,148	54,009	50,733	51,681	54,624
Selling, general and administrative	29,411	29,265	28,991	29,340	27,768	26,383	30,277	28,342
Amortization of purchased intangible assets	10,994	9,948	9,948	12,329	13,547	13,138	10,776	10,784
Income (loss) from operations	4,802	7,502	1,671	(2,913)	(5,801)	1,317	(2,787)	(5,976)
Gain (loss) on investment securities and other investments	68	12	46	29	103	1,762	30	(16)
Amortization of debt issue costs	(51)	(51)	(51)	(51)	(50)	(30)	—	—
Amortization of discount on long-term obligation	(350)	—	—	—	—	—	—	—
Foreign exchange gain (loss)	2,866	899	(789)	532	2,363	(1,898)	2,213	1,365
Interest income, net	2	198	114	9	83	230	330	264
Provision for income taxes	(5,007)	(3,087)	(4,471)	(1,847)	(12,377)	(4,613)	(4,602)	(4,164)
Net income (loss)	$2,330	$5,473	$(3,480)	$(4,241)	$(15,679)	$(3,232)	$(4,816)	$(8,527)
Net income (loss) per share—basic and diluted	$0.01	$0.03	$(0.02)	$(0.02)	$(0.08)	$(0.02)	$(0.02)	$(0.04)
Shares used in per share calculation—basic	198,625	197,613	196,114	195,188	201,615	205,377	205,230	203,307
Shares used in per share calculation—diluted	201,935	200,744	196,114	195,188	201,615	205,377	205,230	203,307

(1)

Operating results include $0.3 million stock-based compensation expense included in Cost of revenues; $2.9 million stock-based compensation expense, $0.4 million acquisition-related costs and $0.3 million reversal of accruals included in Research and development expenses, net; $3.7 million stock-based compensation expense, $0.6 million termination and separation costs, and $0.3 million acquisition-related costs included in Selling, general and administrative; $2.7 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss); $0.4 million amortization of discount on long-term obligations; and $0.1 million interest expense related to credit facility included in Interest income, net.

(2)

Operating results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.0 million stock-based compensation expense, $0.4 million acquisition-related costs, and $0.1 million recoveries of termination costs included in Research and development expenses, net; $3.0 million stock-based compensation, $0.7 million acquisition-related costs, and $0.3 million recoveries of termination costs included in Selling, general and administrative; and $1.1 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss).

(3)

Operating results include $0.2 million stock-based compensation expense included in Cost of revenues; $1.9 million stock-based compensation, $0.8 million acquisition-related costs, and $0.3 million termination costs included in Research and development expenses, net; $2.8  million stock-based compensation and $1.3 million termination costs included in Selling, general and administrative; and $1.0 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss).

(4)

Operating results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.6 million stock-based compensation, $0.8 million acquisition-related costs, and $0.1 million recoveries of termination costs included in Research and development expenses, net; $3.3 million stock-based compensation, $0.1 million acquisition-related costs, $0.1 million lease exit costs, and $0.5 million assets impairment included in Selling, general and administrative; and $0.9 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss).

(5)

Operating results include $0.3 million stock-based compensation expense, and $0.2 million termination costs included in Cost of revenues; $2.9 million stock-based compensation expense, $0.5 million asset impairment, $2.7 million termination costs, and $1.1 million acquisition-related costs included in Research and development expenses, net; $3.7 million stock-based compensation expense, $1.3 million termination costs, $0.6 million asset impairment, and $1.3 million reversal of accruals included in Selling, general and administrative; $2.6 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss);  and $0.1 million interest expense related to credit facility included in Interest income, net.

(6)

Operating results include $0.2 million stock-based compensation expense, $0.8 million acquisition-related costs, and $2.3 million reversal of accruals included in Cost of revenues; $2.5 million stock-based compensation expense, $1.2 million acquisition-related costs, and $0.2 million termination costs included in Research and development expenses, net; $3.1 million stock-based compensation included in Selling, general and administrative; $1.4 million foreign exchange loss on foreign tax liabilities included in Foreign exchange gain (loss);  and $1.8 million gain on disposal of investments.

(7)

Operating results include $0.2 million stock-based compensation expense included in Cost of revenues; $2.4 million stock-based compensation, $0.3 million acquisition-related costs, $0.9 million termination costs, and $2.9 million reversal of accruals included in Research and development expenses, net; $3.6 million stock-based compensation, $1 million acquisition-related costs, $1.6 million asset impairment, and $0.3 million termination costs included in Selling, general and administrative; and $2.2 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss).

(8)

Operating results include $0.2 million stock-based compensation expense included in Cost of revenues; $3.3 million stock-based compensation, $0.4 million termination costs, and $0.3 million acquisition-related costs included in Research and development expenses, net; $3.8 million stock-based compensation expense and $0.2 million termination costs included in Selling, general and administrative; and $1.3 million foreign exchange gain on foreign tax liabilities included in Foreign exchange gain (loss).

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

OVERVIEW

PMC-Sierra is a semiconductor and software solution innovator transforming networks that connect, move and store digital content. We generate revenues from the sale of semiconductor, embedded software and board level solutions that we have designed and developed or acquired. Almost all of our revenues in any given year come from the sale of products that are developed prior to that year. For example, 99% of our revenues in 2014 came from products developed or acquired in 2013 and earlier. After an individual product is released for production and announced it may take several years before that product generates any significant revenues.

Our current revenues are generated by a portfolio of approximately 700 products which we have designed and developed, or acquired.

PMC’s diverse product portfolio enables many different types of communications network infrastructure equipment in three end market segments: Storage, Optical and Mobile networks.

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

We invest a substantial amount every year for the research and development of new semiconductor solutions. We determine the amount to invest in each semiconductor development based on our assessment of the future market opportunities for those components and the estimated return on investment. To compete globally, we must continue to invest in technologies, products and businesses that are both growing in demand and are cost competitive in the geographic markets that we serve. Going forward, we plan to continue to focus on finding innovative solutions to meet our customers’ needs while maintaining our operational efficiencies.

RESULTS OF OPERATIONS

NET REVENUES

(in millions)	2014	Change	2013	Change	2012
Net revenues	$525.6	3%	$508.0	(4)%	$531.0

Overall net revenues for 2014 increased by $17.6 million compared to net revenues for 2013.  This 3% increase was mainly attributable to higher sales volumes to the Storage market driven by our SAS and Flash controller products, partially offset by lower sales volumes to the Optical market driven by our Fiber-to-the-Home (“FTTH”) products and lower sales volumes to the Mobile market driven by our mobile backhaul products.

Storage represented 70% of our net revenues in 2014, compared to 67% in 2013.  Storage net revenues increased by 3% year-over-year mainly due to an increase in sales volume of our SAS and Flash controller products.

Optical represented 18% of our net revenues in 2014, compared to 19% in 2013.  Optical net revenues decreased by 1% compared to 2014 mainly due to lower sales volumes from our FTTH and legacy products, partially offset by higher volume of sales from our OTN products.

Mobile represented 12% of our net revenues in 2014, compared to 14% in 2013.  Mobile net revenues decreased by 2% compared to 2013 mainly due to lower sales volumes of our WinPath family of processors, partially offset by an increase in sales volumes of our Remote Radio Head products.

Overall net revenues for 2013 decreased by $23.0 million compared to net revenues for 2012.  This 4% decrease was mainly attributable to macro-economic uncertainty and continued cautious enterprise and carrier infrastructure spending in 2013, which primarily impacted sales volumes of each of the Storage, Optical and Mobile market segments, while average selling prices remained relatively stable.

Storage represented 67% of our net revenues in 2013 and 2012.  Storage net revenues decreased by 3% year-over-year mainly due to macro-economic uncertainty in 2013 driving continued softness in enterprise spending.  Accordingly, sales volumes of our server and storage products were lower compared to 2012.  This was partially offset by a higher volume of sales to Data Center customers and continued ramp of 6G and 12G SAS products and revenues from our flash controller products as a result of our acquisition of IDT’s enterprise flash controller division in 2013.

Optical represented 19% of our net revenues in 2013 and 2012.  Optical net revenues decreased by 6% compared to 2012 mainly due to continued weakness in the macro-economic environment in 2013, which drove lower levels of carrier spending.  Sales volumes were down from our Legacy metro aggregation transport and routing and switching products.  This was partially offset by higher volume of sales from our high-capacity system-on-a-chip solutions products.

Mobile represented 14% of our net revenues in 2013 and 2012.  Mobile net revenues decreased by 9% compared to 2012 mainly due to continued weakness in the macro-economic environment in 2013, which drove lower levels of carrier spending.  Accordingly, sales volumes of our mobile backhaul products were lower compared to 2012.

GROSS PROFIT

(in millions)	2014	Change	2013	Change	2012
Gross profit	$370.2	3%	$358.8	(4)%	$372.1
Percentage of net revenues	70%		71%		70%

Gross profit for 2014 increased by $11.4 million over 2013 due to higher volumes.  Gross profit as a percentage of net revenues decreased by 1%, from 71%  in 2013 to 70% in 2014, mainly due to a one time favorable impact of warranty provision releases in 2013.

Gross profit for 2013 decreased by $13.3 million over 2012 due to lower volumes.  Gross profit as a percentage of net revenues was 71% and 70% in 2013 and 2012, respectively.  Our gross margin was favorably impacted during 2013 from warranty provision releases offset by acquisition-related costs and termination costs. The remainder of the change is mainly due to product mix.

OTHER COSTS AND EXPENSES

($ millions)	2014	Change	2013	Change	2012
Research and development, net	$198.9	(6)%	$211.0	(4)%	$220.9
Percentage of net revenues	38%		42%		42%
Selling, general and administrative	$117.0	4%	$112.8	0%	$112.5
Percentage of net revenues	22%		22%		21%
Amortization of purchased intangible assets	$43.2	(10)%	$48.2	6%	$45.3
Percentage of net revenues	8%		9%		9%
Impairment of goodwill and purchased intangible assets	$—	—%	$—	(100)%	$274.6
Percentage of net revenues	—%		—%		52%

Research and Development Expenses, net

Our Research and Development, net (“R&D”) expenses were $198.9 million in 2014.  This was $12.1 million, or 6%, lower compared to 2013 mainly due to a decrease in payroll-related costs, including termination costs, and lower tape-out related costs. This is partially offset by an increase in obligations associated with our foreign-employee pension liability.    Note that the increase in R&D expenses related to the development of the RAID technology licensed from HP in 2014 was largely offset by non-recurring engineering (“NRE”) cost reimbursements (as described in Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 2. Business Combinations)  and therefore did not have a significant impact on our R&D expenses for 2014.

Our R&D expenses, net were $211.0 million in 2013.  This was $9.9 million, or 4%, lower compared to 2012.  This was primarily the result of the decrease in payroll-related costs, including termination costs, lower outside services due to the timing of projects and lower tape-out related costs incurred in 2013.  In addition, R&D expenses in 2013 were favorably impacted by approximately $2.9 million as a result of changes in estimates related to our patent contingency provisions.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses were $117.0 million in 2014.  This was $4.2 million higher compared to 2013, mainly due to an increase in obligations associated with our foreign-employee pension liability, an increase in expenses associated with certain employee termination and separation costs, and an increase in commission expense. This was partially offset by a decrease in outside services, acquisition-related costs and asset impairments.

Our SG&A expenses were $112.8 million in 2013.   This was $0.3 million higher compared to 2012, mainly due to an increase in asset impairment of $2.2 million and higher payroll related costs of $2.6 million, including termination costs of $1.8 million, partially offset by reversal of accruals of $1.3 million, lower lease and facilities expenses of $1.5 million and certain other decreases including professional fees and lease exit costs.

Amortization of Purchased Intangible Assets

Amortization expense for acquired intangible assets decreased by $5.0 million, or 10%, in 2014 compared to 2013.  This was mainly due to certain intangible assets that reached the end of their amortization period during the first quarter of 2014, partially offset by commencing amortization of intangible assets acquired from HP during the third quarter of 2014.

Amortization expense for acquired intangible assets increased by $2.9 million, or 6%, in 2013 compared to 2012.  This was attributable to amortization of intangible assets acquired from IDT during the third quarter of 2013.

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

The impairment loss recorded in 2012 did not have a significant impact on the Company’s operations and/or liquidity in 2013, nor do we expect that it will in the future.  See within Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 17. Impairment of Goodwill and Long-Lived Assets.

OTHER INCOME AND EXPENSES

($ millions)	2014	Change	2013	Change	2012
Gain on investment securities and other investments	$0.2	(89)%	$1.9	27%	$1.5
Amortization of debt issue costs	$(0.2)	(100)%	$(0.1)	(50)%	$(0.2)
Amortization of discount on long-term obligation	$(0.4)	(100)%	$—	—%	$—
Foreign exchange gain (loss)	$3.5	13%	$4.0	(367)%	$(1.5)
Interest income (expense), net	$0.3	67%	$0.9	156%	$(1.6)
Provision for income taxes	$(14.4)	44%	$(25.8)	31%	$(37.3)

Gain on investment securities and other

We recorded a gain on sale of investment securities and other investments of $0.2 million, $1.9 million,  and $1.5 million, related to the disposition of investment securities and other investments in 2014, 2013, and 2012, respectively.

Amortization of debt issue costs

We recorded amortization of debt issue costs of $0.2 million and $0.1 million in 2014 and 2013, respectively, relating to our credit facility, and $0.2 million in 2012 relating to our senior convertible notes, which were retired in October 2012.

Amortization of discount on long-term obligation

We recorded amortization of discount on long-term obligation of $0.4 million relating to our long-term obligation from the acquisition of HP RAID software license during the third quarter of 2014 (see Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 2. Business Combinations).

Foreign exchange gain (loss)

We have significant design presence outside the United States, especially in Canada. The majority of our operating expense exposures to changes in the value of the Canadian dollar relative to the United States dollar have been hedged in accordance with our general practice of hedging.

We recognized a net foreign exchange gain of $3.5 million and $4.0 million in 2014 and 2013, respectively,  and a net foreign exchange loss of $1.5 million in 2012.  This was primarily due to foreign exchange gain and loss on the remeasurement of our net foreign denominated assets and liabilities.  This was driven by the United States Dollar appreciating overall by approximately 9% and 7% during 2014 and 2013, respectively, compared to depreciating by approximately 1% during 2012, against currencies applicable to our foreign operations.

Interest income (expense), net

Net interest income for 2014 and 2013 was $0.3 million and $0.9 million, respectively, and net interest expense for 2012 was $1.6 million.

We drew $30 million from our credit facility during each of 2014 and 2013 and repaid the $60 million outstanding balance during the first quarter of 2014. The higher interest expense and credit facility fees incurred contributed to the lower net interest income in 2014 compared to 2013.

We retired our senior convertible notes in October 2012 and we drew $30 million in funds from our credit facility in November 2013.  This resulted in a lower interest expense to offset interest income from cash in banks and short-term investments in 2013 compared to 2012.

Provision for income taxes

On a consolidated basis, the Company recorded a provision for income taxes of $14.4 million, $25.8 million, and $37.3 million for 2014, 2013, and 2012, respectively. The effective tax rates were 99%, (396)%, and (13)% for 2014, 2013 and 2012, respectively.

The Company’s 2014 tax rate was higher than the 35% statutory rate primarily due to a $10.6 million tax effect of non-deductible amortization and stock-based compensation expense and a $10.3 million net increase in liability for unrecognized tax benefit.  This was partially offset by a $10.3 million benefit of investment tax credits generated in 2014, and the balance attributable to other less significant items.

The Company’s 2013 tax rate differed from the 35% statutory rate primarily due to $32.5 million increase in valuation allowance on deferred tax assets, $18.1 million tax on intercompany transactions, and $16.1 million non-deductible amortization and stock-based compensation expense.  This was partially offset by $23.3 million tax credits generated in 2013,  $10.2 million tax on profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, and the balance attributable to other less significant items.

The Company’s 2012 tax rate differed from the 35% statutory rate primarily due to the $104.8 million tax impact of an intercompany dividend, $109.8 million non-deductible amortization and stock-based compensation expense, and $17.6 million effect of stock option related loss carry-forwards recorded in equity.  This was partially offset by a decrease in valuation allowance of $40.3 million, $19.2 million tax credits generated in 2012, and the balance attributable to other less significant items.

See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 14.  Income Taxes.

BUSINESS OUTLOOK

The following is our outlook for the three months ending March 28, 2015 and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure:

(in millions, except for percentages)	Non-GAAP measure	Reconciling items		GAAP Measure
Net revenues	$129.0 - $137.0	N/A	(a)	$129.0 - $137.0
Gross profit %	69.5% - 70.5%	(0.2)%	(b)	69.3% - 70.3%
Operating expenses	$72.0 - $74.0	$15.5 - $16.5	(c)	$87.5 - $90.5
Provision for income taxes	$1.0 - $1.5	$1.1 - $1.6	(d)	$2.1 - $3.1

(a)

As in the past, and consistent with business practice in the semiconductor industry, a portion of our revenue is likely to be derived from orders placed and shipped during the same quarter, which we call our “turns business.” Our turns business varies from quarter to quarter.  We expect the turns business percentage from the beginning of the first quarter of 2015 to be approximately 27%.  A number of factors such as volatile macroeconomic conditions could impact achieving our revenue outlook.

(b)

This percentage relates to stock-based compensation expense. The gross margin percentage can vary depending on a volume of products sold given certain costs are fixed. The gross margin percentage will also vary depending on the mix of products sold.

(c)	The referenced amount consists of $6.2 million to $7.2 million of stock-based compensation expense and $9.3 million of amortization of purchased intangible assets.
(d)	$1.1 million to $1.6 million income tax provision related to arrears interest relating to unrecognized tax benefits, prepaid tax amortization, tax deductible goodwill and other tax deductible items.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash from operations, our short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock.  The combination of cash, cash equivalents, short-term investments and long-term investment securities at December 27, 2014 and December 28, 2013 totaled $266.0 million and $214.3 million, respectively.

In 2013, we obtained a revolving line of credit with a bank under which the Company may borrow up to $100 million, of which $nil was drawn as of December 27, 2014.  The credit agreement contains customary representations and warranties, affirmative covenants and negative covenants with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including, without limitation, restrictions and limitations on dividends, asset sales, the ability to incur additional debt and additional liens and certain financial covenants.  As of December 27, 2014, the Company was in compliance with these covenants.

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

OPERATING ACTIVITIES

We generated cash from operations of $90.6 million in 2014 compared to $78.8 million in 2013.  Our positive operating cash flows in 2014 were mainly driven by the favorable impact of non-cash adjustments of $88.7 million, which is comprised of $65.5 million of amortization and depreciation expense (2013 - $71.4 million; 2012 - $64.5 million) and $23.2 million of stock-based compensation (2013 and 2012 - $26.3 million).   In addition, a net decrease in working capital further contributed to our cash generated from operations.

INVESTING ACTIVITIES

We had a net outflow of cash of $64.1 million from investing activities in 2014 compared to a net cash outflow of $126.7 million in the same period in 2013 (2012 - $166.3 million cash inflow) – a decrease of $62.6 million.  During 2014, we used $106.1 million (2013 - $179.8 million; 2012 - $120.9 million) to purchase investment securities and other investments, which is a typical use for our excess cash, and generated $67.4 million (2013 - $171.2 million; 2012 - $341.8 million) from redemptions and sales of such investments securities.  We also invested $15.4 million through the purchase of property and equipment and intangible assets in 2014 (2013 - $20.8 million; 2012 - $38.7 million).  In addition, on September 4, 2014, the Company made a $10 million first installment payment related to the Company’s acquisition of RAID software license from HP compared to $96.1 million used for the acquisition of IDT’s enterprise flash controller division in 2013 (see Item 8. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 2. Business Combinations).

FINANCING ACTIVITIES

We had a net outflow of cash of $12.3 million from financing activities in 2014 compared to a net cash inflow of $21.2 million in 2013 (2012 - $238.1 million).  During 2014, we borrowed $30.0 million (2013 - $30 million) from our credit facility and repaid $60.0 million.  We also repurchased common stock for $11.5 million in 2014 (2013 - $76.3 million; 2012 - $200 million).  This use of cash noted above was partially offset by $29.2 million in proceeds from employee related stock issuances in 2014 (2013 - $25.2 million; 2012 - $16 million).

CONTRACTUAL OBLIGATIONS:

At December 27, 2014, we had the following contractual obligations:

	Payments due in:
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations:
Minimum Rental Payments	$52,150	$9,925	$17,917	$14,275	$10,033
Estimated Operating Cost Payments	12,339	3,009	5,095	3,918	317
Purchase and Other Obligations (1)	5,965	5,475	490	—	—
Acquisition Consideration Installment Payments	42,000	18,000	24,000
Total	$112,454	$36,409	$47,502	$18,193	$10,350

(1)

Included in the Purchase and Other Obligations is $5.3 million for design software tools, which will be paid in 2015. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above. We estimate these other commitments to be approximately $53.7 million at December 27, 2014 for inventory and other expenses that will be received in the first quarter of 2015 and that will require settlement 30 days after receipt.

We expect to spend approximately $21.6 million in 2015 for capital expenditures including purchases of intellectual property. Based on our current operating prospects, we believe that existing sources of liquidity will be sufficient to satisfy our projected operating, working capital, capital expenditure, purchase obligations and long-term obligations through the next twelve months.

In addition to the amounts shown in the table above, we have recorded a $41.3 million liability for unrecognized tax benefits as of December 27, 2014, and we are uncertain as to if or when such amounts may be realized.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 27, 2014, we had no material off-balance sheet financing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

During the first quarter of 2014, the Company adopted Financial Accountings Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or Tax Credit Carryforward Exists.”  The new guidance requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carryforward.  Accordingly, we adopted these presentation requirements on a prospective basis at the beginning of our first quarter of 2014.  Upon adoption, $44 million of deferred tax assets of a foreign subsidiary were netted against the related liability for unrecognized tax benefits on our Condensed Consolidated Balance Sheet. The netting of deferred tax assets and liabilities with unrecognized tax benefits had no impact on the Company’s Condensed Consolidated Statements of Operations.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard allows for either full retrospective or modified retrospective adoption method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are reasonable in the circumstances. These estimates could change under different assumptions or conditions. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies.

In management’s opinion the following critical accounting policies require the most significant judgment and involve complex estimation:

•	Valuation of Goodwill and Intangible Assets

Purchase price allocations for business acquisitions and subsequent impairment, if any, often require significant judgments, particularly with regards to the determination of value for identifiable assets, liabilities and goodwill. Often third party specialists are used to assist in areas of valuation requiring complex estimation.

•	Segment reporting

The aggregation of operating segments into one reportable segment requires management to evaluate several subjective criteria, including whether there are similar expected long-term economic characteristics for each operating segment and is an area of significant judgment. If the expected long-term economic characteristics were to become dissimilar, then we could be required to re-evaluate the number of reportable segments.

•	Stock-Based Compensation

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

•	Performance Restricted Stock Units (“RSUs”).

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

•	Income Taxes

PMC has operations in several income tax jurisdictions, which subjects us to multiple jurisdictional income tax rates that impact our overall effective income tax rate. We use estimates and assumptions in allocating income to each tax jurisdiction. Certain foreign jurisdictions have granted economic incentives, which are subject to meeting certain criteria including levels of employment and investment. Accordingly, material changes in business activity that we conduct in foreign jurisdictions or failure to meet the aforementioned criteria could impact our effective income tax rates.

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

We also have other policies that we consider to be key accounting policies, such as our policies of revenue recognition, including the deferral of revenues on sales to major distributors; however, these policies do not meet the definition of critical accounting estimates as they do not generally require us to make estimates or judgments that are difficult or subjective.  See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies.

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

Based on a sensitivity analysis performed on the financial instruments held at December 27, 2014, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 100 basis points would result in approximately a decline of $2.2 million or an increase of $1.9 million in portfolio value, respectively.  The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenario.

Credit Facility

As of December 27, 2014, the Company had available a  revolving line of credit under which the Company may borrow up to $100 million, of which $nil was drawn.  Interest payments are based on LIBOR plus margins, where margins range from 1.75% to 2.25% per annum based on the Company’s leverage ratio. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 8.  Credit Facility, for further details.

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

Our senior convertible notes were not listed on any exchange or included in any automated quotation system but were registered for resale under the Securities Act of 1933. See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 10. Senior Convertible Notes, for further details.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies.  We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada.  In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks.  As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments.  We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.  In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required.  If the counterparties to our foreign forward currency contracts that matured in the fiscal year ended December 27, 2014 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our income from operations for 2014 would have increased by $2.2 million.  See Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 3. Derivative Instruments, for further details.

As at December 27, 2014, we had 150 foreign currency exchange forward contracts outstanding that qualified and were designated as cash flow hedges. The U.S. dollar notional amount of these contracts was $40.9 million and the contracts had a fair value loss of $1.5 million.

We attempt to limit our exposure to foreign exchange rate fluctuations from our Canadian dollar net asset or liability positions. We do not hedge our income tax accruals against fluctuations in foreign currency exchange rates. A 5% shift in the foreign exchange rates between U.S. dollar and the Canadian dollar would impact pre-tax income by approximately $1.5 million.  The selected hypothetical change in foreign exchange rates does not reflect what could be considered the best or worst case scenarios.

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

Consolidated Financial Statements Included in Item 8:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PMC-Sierra, Inc.

We have audited the accompanying consolidated balance sheets of PMC-Sierra Inc., as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the years ended December 27, 2014 and December 28, 2013. Our audits also included the financial statement schedule as of and for the years ended December 27, 2014 and December 28, 2013 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMC-Sierra, Inc. at December 27, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years ended December 27, 2014 and December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the years ended December 27, 2014 and December 28, 2013, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PMC-Sierra, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 24, 2015

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PMC-Sierra, Inc.

We have audited PMC-Sierra, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PMC-Sierra, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PMC-Sierra Inc., maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of PMC-Sierra, Inc., and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 24, 2015

Report of Deloitte LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PMC-Sierra, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders' equity of PMC-Sierra, Inc. and subsidiaries (the “Company”) for the year ended December 29, 2012. Our audit also included the financial statement schedule as of and for the year ended December 29, 2012 listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of and for the year ended December 29, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte LLP

Vancouver, Canada

February 28, 2013 (November 12, 2013 and February 26, 2014 as to the effects of previously disclosed restatements)

PMC-Sierra, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 27,	December 28,
	2014	2013
ASSETS:
Current assets:
Cash and cash equivalents	$112,570	$100,038
Short-term investments	45,885	10,894
Accounts receivable, net of allowance for doubtful accounts of $795 (2013 - $1,036)	55,414	56,112
Inventories, net	37,949	31,074
Prepaid expenses and other current assets	16,473	19,855
Income taxes receivable	1,968	2,640
Prepaid tax expense	51	5,695
Deferred tax assets	5,442	43,131
Total current assets	275,752	269,439
Investment securities	107,509	103,391
Investments and other assets	7,683	10,750
Prepaid tax expenses	42	93
Property and equipment, net	37,311	39,149
Goodwill	283,239	278,849
Intangible assets, net	143,680	146,974
Deferred tax assets	13,412	1,306
Long-term income tax receivable	457	—
	$869,085	$849,951
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$23,360	$23,173
Accrued liabilities	74,135	64,257
Credit facility	—	30,000
Income taxes payable	1,062	632
Liability for unrecognized tax benefit	16,076	54,127
Deferred tax liabilities	7,644	71
Deferred income	4,530	7,481
Total current liabilities	126,807	179,741
Long-term obligations	36,305	11,108
Deferred tax liabilities	53,493	43,143
Liability for unrecognized tax benefit	25,244	27,947
PMC special shares convertible into 278 (2013 - 1,019) shares of common stock	745	1,188
Contingencies (Note 11. Commitments and Contingencies)
Stockholders' equity:
Common stock, par value $.001: 900,000 shares authorized; 199,518 shares issued and outstanding (2013 - 194,415)	200	201
Additional paid in capital	1,595,609	1,550,184
Accumulated other comprehensive loss	(2,355)	(526)
Accumulated deficit	(966,963)	(963,035)
Total stockholders' equity	626,491	586,824
	$869,085	$849,951

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Net revenues	$525,603	$508,028	$530,997
Cost of revenues (excluding amortization of purchased intangible assets shown separately below)	155,396	149,213	158,849
Gross profit	370,207	358,815	372,148
Research and development, net	198,919	211,047	220,927
Selling, general and administrative	117,007	112,770	112,479
Amortization of purchased intangible assets	43,219	48,245	45,321
Impairment of goodwill and purchased intangible assets	—	—	274,637
Income (loss) from operations	11,062	(13,247)	(281,216)
Other income (expense):
Gain on investment securities and other investments	155	1,879	1,523
Amortization of debt issue costs	(204)	(80)	(167)
Amortization of discount on long-term obligation	(350)	—	—
Foreign exchange gain (loss)	3,508	4,043	(1,512)
Interest income (expense), net	323	907	(1,586)
Income (loss) before provision for income taxes	14,494	(6,498)	(282,958)
Provision for income taxes	(14,412)	(25,756)	(37,301)
Net income (loss)	$82	$(32,254)	$(320,259)
Net income (loss) per common share - basic and diluted	$0.00	$(0.16)	$(1.48)
Shares used in per share calculation - basic	196,885	203,882	216,593
Shares used in per share calculation - diluted	200,145	203,882	216,593

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Net income (loss)	$82	$(32,254)	$(320,259)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of ($159), ($174), and $260	(1,454)	(983)	2,065
Change in fair value of investment securities, net of tax of ($28), ($124), and ($65)	(375)	(159)	(303)
Other comprehensive (loss) income	(1,829)	(1,142)	1,762
Comprehensive loss	$(1,747)	$(33,396)	$(318,497)

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$82	$(32,254)	$(320,259)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,477	71,432	64,535
Stock-based compensation	23,181	26,264	26,315
Unrealized foreign exchange (loss) gain, net	(5,846)	(2,251)	1,747
Net amortization of premiums and accrued interest on investments	718	1,580	5,101
Asset impairments	770	2,966	1,759
Loss on disposal of property and equipment	4	6	—
Gain on investment securities and other investments	(131)	(1,796)	(1,508)
Accrued interest on short-term loan	350	—	—
Excess tax benefits from stock option transactions	—	(842)	(14,232)
Impairment of goodwill and purchased intangible assets	—	—	274,637
Income taxes related to intercompany dividend	—	—	60,940
Changes in operating assets and liabilities:
Accounts receivable, net	666	6,330	(2,929)
Inventories, net	(6,875)	(3,625)	17,294
Prepaid expenses and other current assets	1,278	1,315	2,635
Accounts payable and accrued liabilities	878	(5,551)	(28,267)
Deferred income taxes and income taxes receivables/payables	12,973	15,900	(21,085)
Deferred income	(2,951)	(632)	(7,911)
Net cash provided by operating activities	90,574	78,842	58,772
Cash flows from investing activities:
Investment in long term deposits	—	(1,127)	—
Cash paid in connection with business acquisition, net of cash acquired	(10,000)	(96,098)	(15,900)
Purchases of property and equipment	(13,945)	(16,851)	(31,229)
Purchase of intangible assets	(1,437)	(3,979)	(7,438)
Redemption of short-term investments	5,670	8,466	26,473
Disposals of investment securities	61,695	162,773	315,310
Purchases of investment securities and other investments	(106,076)	(179,837)	(120,917)
Net cash (used in) provided by investing activities	(64,093)	(126,653)	166,299
Cash flows from financing activities:
Proceeds from credit facility	30,000	30,000	—
Payment of debt issuance costs	—	(928)	—
Repurchase of senior convertible notes	—	—	(68,340)
Repurchases of common stock	(11,496)	(76,335)	(199,999)
Repayment of credit facility	(60,000)	—	—
Proceeds from issuance of common stock	29,175	25,247	16,000
Excess tax benefits from stock option transactions	—	842	14,232
Net cash used in financing activities	(12,321)	(21,174)	(238,107)
Effect of exchange rate changes on cash and cash equivalents	(1,628)	(947)	435
Net increase (decrease) in cash and cash equivalents	12,532	(69,932)	(12,601)
Cash and cash equivalents, beginning of year	100,038	169,970	182,571
Cash and cash equivalents, end of year	$112,570	$100,038	$169,970
Supplemental disclosures of cash flow information:
Cash paid for interest	$348	$42	$1,554
Cash paid for income taxes, net of refunds received	(1,781)	(1,338)	(2,523)
Supplemental disclosures of non-cash investing and financing activities:
Conversion of PMC-Sierra special shares into common stock	10	—	40

See notes to the consolidated financial statements.

PMC-Sierra, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
				Other
	Shares of		Additional	Comprehensive		Total
	Common	Common	Paid in	Income (Loss)	Accumulated	Stockholders'
	Stock	Stock	Capital	(net of tax)	Deficit	Equity
Balance at December 31, 2011	230,233	$230	$1,623,006	$(1,146)	$(512,573)	$1,109,517
Net loss	—	—	—	—	(320,259)	(320,259)
Other comprehensive income	—	—	—	1,762	—	1,762
Issuance of common stock under stock benefit plans	4,423	4	15,134	—	—	15,138
Stock-based compensation expense	—	—	26,315	—	—	26,315
Benefit of stock option related loss carry-forwards	—	—	14,263	—	—	14,263
Prior period adjustments	—	—	1,950	—	—	1,950
Repurchases of common stock	(33,732)	(33)	(125,782)	—	(74,184)	(199,999)
Balance at December 29, 2012	200,924	201	1,554,886	616	(907,016)	648,687
Net loss	—	—	—	—	(32,254)	(32,254)
Other comprehensive loss	—	—	—	(1,142)	—	(1,142)
Issuance of common stock under stock benefit plans	6,537	7	23,373	—	—	23,380
Stock-based compensation expense	—	—	26,264	—	—	26,264
Benefit of stock option related loss carry-forwards	—	—	842	—	—	842
Repurchases of common stock	(13,046)	(13)	(55,175)	—	(23,765)	(78,953)
Balance at December 28, 2013	194,415	195	1,550,190	(526)	(963,035)	586,824
Net income	—	—	—	—	82	82
Other comprehensive loss	—	—	—	(1,829)	—	(1,829)
Conversion of special shares into common shares	4	—	10	—	—	10
Cancellations, expirations and adjustments of special shares	—	—	434	—	—	434
Issuance of common stock under stock benefit plans	6,498	6	26,721	—	—	26,727
Stock-based compensation expense	—	—	23,181	—	—	23,181
Repurchases of common stock	(1,399)	(1)	(4,927)	—	(4,010)	(8,938)
Balance at December 27, 2014	199,518	$200	$1,595,609	$(2,355)	$(966,963)	$626,491

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business. PMC-Sierra, Inc. (“PMC” or “the Company”) is a semiconductor and software solution innovator transforming networks that connect, move, and store Big Data. Building on a track record of technology leadership, the Company is driving innovation across storage, optical and mobile networks. PMC’s highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

Basis of presentation. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles (“GAAP”). The Company’s 2014, 2013 and 2012 fiscal years ended on the last Saturday of the calendar year and each consisted of 52 weeks.  The Company’s reporting currency is the U.S. dollar and presented in thousands unless otherwise stated. The accompanying consolidated financial statements include the accounts of PMC-Sierra, Inc. and all of its subsidiaries. As at December 27, 2014 and December 28, 2013, all subsidiaries included in these consolidated financial statements were wholly owned by PMC. All inter-company accounts and transactions have been eliminated in consolidation.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and acquisition consideration, the valuation of investments, allowance for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, revenue recognition, sales returns, warranty costs, income taxes including uncertain tax positions, restructuring costs, assumptions used to measure the fair value of the debt component of the Company’s senior convertible notes, accounting for employee benefit plans, and contingencies (See Note 10. Commitments and Contingencies). Actual results could differ materially from these estimates.

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

Inventories. Inventories are stated at the lower of cost (first-in, first out) or market (estimated net realizable value) and consist of work-in-progress and finished goods.  Inventory costs are determined using standard cost, which approximates actual costs under the weighted average cost method. The Company provides inventory allowances on obsolete inventories and inventories in excess of twelve-month demand for each specific part.

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

Goodwill and Intangible assets.  Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis in the fourth fiscal quarter, and when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. To evaluate the recoverability of goodwill, the Company first assesses qualitative factors to determine whether the existence of events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If the Company determines that it is not more likely than not that the fair value of any of its reporting units is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of any of its reporting units is less than its carrying amount, a quantitative assessment will be performed which involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, ranging from less than 1 year to ten years. Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.  Developed technology assets are carried at cost, less accumulated amortization, of which amortization is recognized over the estimated useful lives of 3 years.

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

See Note 17. Impairment of Goodwill and Long-Lived Assets for discussion of the 2012 asset impairment relating to goodwill and purchased intangible assets.

During 2014, 2013 and 2012, the Company recognized other long-lived asset impairments totaling $0.8 million, $3.0 million and $1.8 million, respectively, related to certain design tools, property and equipment, and intellectual property that were no longer expected to be utilized.  These impairment charges were included in the Consolidated Statements of Operations in Research and development expense, net in the respective periods.

Foreign currency remeasurement. For all foreign operations, the U.S. dollar is the functional currency. Monetary assets and liabilities in foreign currencies are remeasured into U.S. dollars using the exchange rate as of the balance sheet date. Revenues and expenses are remeasured at average rates of exchange during the year. Remeasurement gains/losses are recorded in income (loss) from operations. Gains and losses from foreign currency transactions are reported separately as foreign exchange gain (loss) under other income (expense) on the Consolidated Statements of Operations.

Derivatives and Hedging Activities. Fluctuating foreign exchange rates may significantly impact PMC’s net income (loss) and cash flows. The Company periodically hedges forecasted foreign currency transactions related to certain operating expenses. All derivatives are recorded in the consolidated balance sheet at fair value. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in net income (loss) when the hedged item affects net income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net income (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in net income (loss). During the years ended December 27, 2014, December 28, 2013 and December 29, 2012, all hedges were designated as cash flow hedges.

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

As of and for the year ended December 27, 2014, the use of derivative financial instruments was not material to the Company’s results of operations or financial position (see Note 3. Derivative Instruments).

Concentrations of risk. The Company maintains its cash, cash equivalents, short-term investments, and long-term investment securities in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations.

At December 27, 2014, the Company had one distributor that accounted for 15% of accounts receivables, and two other customers that accounted for 11% and 10% of accounts receivables, respectively.  At December 28, 2013, the Company had one distributor that accounted for 10% of accounts receivables, and two other customers that each accounted for 19% and 8% of accounts receivables, respectively.  The Company believes that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by the Company’s credit evaluation process, relatively short collection periods and the geographical dispersion of the Company’s sales. The Company does not require collateral security for outstanding amounts.

The Company relies on a limited number of suppliers for wafer fabrication capacity. In 2014 and 2013, there were three outside wafer foundries that supplied approximately 98% of the Company’s semiconductor wafer requirements.

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

Research and development expenses, net. The Company expenses research and development (“R&D”) costs as incurred, net of non-recurring engineering income of $7.2 million (2013 - $1.9 million, 2012 - $3.9 million). R&D costs include payroll and related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs. Intellectual property (“IP”) purchased from third parties is capitalized and amortized over the expected useful life of the IP. For the years ended December 27, 2014, December 28, 2013, and December 29, 2012, research and development expenses were $198.9 million, $211.0 million, and $220.9 million, respectively.

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

During 2014, the Company recognized $23.2 million in stock-based compensation expense or $0.12 per share. No domestic tax benefits were attributed to the tax timing differences arising from stock-based compensation expense because a full valuation allowance was maintained for all domestic deferred tax assets (see Note 5. Stock-Based Compensation).

Restricted Stock Units (“RSUs”). RSUs are stock awards that are granted to employees entitling the holder to shares of the Company’s common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant.  We amortize the fair value of RSUs over the vesting term of generally four years on a straight-line basis.  Performance-based RSUs vest upon achievement of certain company-based performance conditions and a requisite service period.  We then assess whether it is probable that the performance targets would be achieved.  If assessed as probable, compensation expense is recorded for these awards over the estimated performance period.  At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets.  The estimation of whether the performance targets will be achieved and/or the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on the current and prior periods of those changes is recorded in the period estimates are revised. The ultimate number of shares issued and the related compensation expense recognized is based on a comparison of the final performance metrics to the specific targets.

Income taxes. Income taxes are reported under GAAP and, accordingly, deferred income taxes are recognized using the liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Valuation allowances are provided against the carrying amount of deferred tax assets if, after considering available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained (see Note 14. Income Taxes).

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

Net income (loss) per common share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. The PMC-Sierra Ltd. Special Shares have been included in the calculation of basic net income (loss) per share. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, shares issuable under our Employee Stock Purchase Plan and common shares issuable on conversion of the Company’s senior convertible notes (see Note 16.  Net Income (Loss) Per Share).

Segment reporting. The Company has one reportable segment—semiconductor solutions for communications network infrastructure, comprised of the following operating segments: Communications Products, Enterprise Storage Products, Microprocessor Products, and Broadband Wireless Products. The aggregation of operating segments into one reportable segment requires management to evaluate, among other criteria, whether there are similar expected long-term economic characteristics for each operating segment and is an area of significant judgment. If the expected long-term economic characteristics were to become dissimilar, then we could be required to re-evaluate the number of reportable segments (see Note 15. Segment Information).

Recently Adopted Accounting Pronouncements

During the first quarter of 2014, the Company adopted Financial Accountings Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or Tax Credit Carryforward Exists.”  The new guidance requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward.  Accordingly, we adopted these presentation requirements on a prospective basis at the beginning of our first quarter of 2014.  Upon adoption, $44 million of deferred tax assets of a foreign subsidiary were netted against the related liability for unrecognized tax benefits on our Condensed Consolidated Balance Sheet. The netting of deferred tax assets and liabilities with unrecognized tax benefits had no impact on the Company’s Condensed Consolidated Statements of Operations.

New Accounting Pronouncements Not Yet Adopted

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

Acquisition Consideration

The total acquisition consideration for the Transaction is $52 million cash, payable in four installments as follows:

Effective Date	$10,000
January 10, 2015	18,000
January 10, 2016	12,000
January 10, 2017	12,000

Payment of the above installments is not subject to any contingencies. Because the installment payments span more than one year, the Company determined the purchase-date fair value of the acquisition consideration by discounting the future payments utilizing an interest rate of 3.0%, which is considered to be representative of the interest rate of a typical market participant. The difference between the total cash installment payments of $52 million and the fair value of $50.5 million as of the Effective Date will be charged to interest expense in 2014-2017. Transaction-related costs of approximately $0.6 million were expensed as incurred in 2014 and are included in selling, general and administrative expense.

Allocation of Acquisition Consideration

The Transaction qualifies as a business combination and was accounted for using the acquisition method. The preliminary allocation of the acquisition consideration to the estimated fair value of assets acquired by major class as of the date of the Transaction is disclosed in the table below. There were no liabilities assumed in the Transaction.

Intangible assets	$44,900
Equipment	873
Other current assets	337
Goodwill	4,390
Total assets	$50,500

Total acquisition consideration (discounted)	$50,500

Acquired Intangible Assets

The identified intangible assets acquired were recognized at their fair values and are being amortized on a straight-line basis over their estimated useful lives as follows:

	Estimated fair value	Weighted average useful life
License of existing technologies	$39,800	7 years
Customer relationship	3,800	10 years
RAID license payments	1,300	8 years
Total intangible assets	$44,900

The license of the existing technologies asset includes patents, business processes, tools, and proprietary business methods related to RAID software. In addition to the current products, the licensed technologies can be leveraged to assist and improve existing services and create future generation products. The valuation assumptions included information on revenues from existing products and future expected revenue and technology migration trends for each technology. Management applied an 18% discount rate to value the license of existing technology assets, which took into consideration market rates of return on debt and equity capital and the risk associated with achieving forecasted revenues related to these assets.

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

The RAID license payments component of intangible assets relates to annual RAID software fees receivable from HP to incorporate the Company’s RAID software into HP products not incorporating Company hardware and were valued by applying a discount rate of 15%.

Goodwill

The Company’s primary reasons for the Transaction were to expand its relationship with HP and to provide additional opportunities for increased revenue through future sales to customers other than HP.  As referenced above, included in the Transaction was an assembled workforce of five key employees which provides the Company with intellectual resources for the development of the next generation of the Company’s RAID software (Smart RAIDTM), as well as operational synergies. These factors were the basis for the recognition of goodwill. Goodwill is expected to be deductible for tax purposes over a period of 15 years. The acquired goodwill was allocated to the Company’s Enterprise Storage Products market segment.

 Pro forma disclosures

The Transaction would not have a significant impact on PMC’s net revenues or net income (loss) for the periods where pro forma disclosures would be required. Revenues and related expenses for 2014 from the Effective date were immaterial.

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

Acquisition consideration

The total fair value of consideration paid for the Acquisition was approximately $96,098 in cash funded by PMC’s available working capital.

Acquisition-related costs of approximately $3.2 million were expensed as incurred in 2013 and are included in selling, general and administrative expense.

Allocations of acquisition consideration

The purchase of the IDT assets was accounted for using the acquisition method, and the allocation of fair value of consideration paid to the estimated fair value of related assets acquired and liabilities assumed as of the date of the Acquisition in the table below reflect various estimates and analyses, including work performed by third-party valuation specialists.

Current assets	$2,423
Intangible assets	67,400
Goodwill	26,430
Total assets	96,253
Assumed liabilities	155
Total acquisition consideration	$96,098

The amortizable intangible assets are being amortized on a straight line basis over their estimated useful lives as follows:

	Estimated	Weighted average
	fair value	useful life
Order backlog	$100	< 1 year
Existing technology	700	2 years
Customer relationships	3,400	7 years
Core technology	63,200	7 years
Total intangible assets	$67,400

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

Proforma disclosures

The results of operations of the Acquisition have been included in PMC’s consolidated results of operations since the acquisition date. The Acquisition did not have a significant impact on PMC’s net revenues or net income (loss) for the periods where pro forma disclosures would be required.  Net revenues for 2013 from the Acquisition date were $4.9 million and increased our net loss for the same period was $2.0 million.  Included in net loss was $4.6 million related to amortization of purchased intangible assets, $0.8 million of fair value adjustments on acquired inventory, and $1.5 million of payroll accruals.

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

At December 27, 2014, the Company had 150 foreign currency forward exchange contracts outstanding that qualified and were designated as cash flow hedges. At December 28, 2013, there were 27 such currency forward contracts outstanding. The U.S. dollar notional amount of these contracts was $40.9 million and $27.7 million at December 27, 2014 and December 28, 2013, respectively, and the contracts had a fair value of $1.5 million loss and a fair value of $0.6 million loss in December 27, 2014 and December 28, 2013, respectively. No portion of the hedging instrument’s gain or loss was excluded from the assessment of effectiveness. The ineffective portions of hedges had no significant impact on earnings, nor are they expected to over the next twelve months.

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

In 2014, the Company reviewed and evaluated the observable market pricing data and volume of trading activity used in determining Level 1 and Level 2 assets and reclassified $7.3 million of investments as Level 2 that were reported as Level 1 at December 28, 2013.  The Company also reclassified $2.1 million of investments as Level 1 that were reported as Level 2 at December 28, 2013.  The Company’s derivative instruments are classified as Level 2 as of December 27, 2014, as they are not actively traded and are valued using pricing models that use observable market inputs.  There were no Level 3 assets or liabilities at December 27, 2014.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as of December 27, 2014 and December 28, 2013, are summarized below:

	Fair value,
	December 27, 2014
(in thousands)	Level 1	Level 2
Assets:
Money market funds (1)	$8,729	$—
Corporate bonds and notes (1)	88,401	17,030
United States (“US”) treasury and government agency notes (1)	38,283	1,387
Foreign government and agency notes (1)	537	7,525
US state and municipal securities (1)	—	231
Total assets	$135,950	$26,173

(1)	Included in cash and cash equivalents, short-term investments, and long-term investment securities (see Note 7. Investment Securities).

	Fair value,
	December 28, 2013
(in thousands)	Level 1	Level 2
Assets:
Money market funds (1)	$14,629	$—
Corporate bonds and notes (1)	79,653	3,166
US treasury and government agency notes (1)	28,985	—
Foreign government and agency notes (1)	2,048	—
US state and municipal securities (1)	433	—
Total assets	$125,748	$3,166

Financial liabilities measured on a recurring basis are summarized below:

Fair value,
December 27, 2014
(in thousands)	Level 2
Current liabilities:
Forward currency contracts (1)	$1,907

Fair value,
December 28, 2013
(in thousands)	Level 2
Current liabilities:
Forward currency contracts (1)	$612

(1)	Included in Accrued liabilities.

Assets/Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The Company measures the fair value of its indebtedness carried at amortized cost only for the purposes of disclosing such amounts.  As of December 28, 2013, the carrying value of $30.0 million outstanding drawdown on the Company’s line of credit approximated its fair value, given the short-term nature of this borrowing and a lack of significant interest rate changes since the borrowing occurred.

The Company’s non-financial assets, such as prepaid expenses and other current assets, property and equipment, and intangible assets are recorded at fair value only if an impairment charge is recognized.  During 2014, 2013 and 2012, charges of $0.8 million, $3.0 million and $1.8 million, respectively, were recorded to fully write off certain assets that became impaired during those years. As their resulting carrying value was $nil, no further fair value measurements were necessary.  The losses recorded during 2014, 2013 and 2012 were mainly included in Research and Development expenses, net in the Consolidated Statements of Operations.  See Note 1. Summary of Significant Accounting Policies for details on the asset impairments.

NOTE 5. STOCK-BASED COMPENSATION

At December 27, 2014, the Company has two stock-based compensation programs, which are described below. The Company’s stock-based awards under these plans are classified as equity. The Company did not capitalize any stock-based compensation cost and recorded compensation expense as follows:

Stock-based compensation expense:

	Year Ended
	December 27,	December 28,	December 29,
(in thousands)	2014	2013	2012
Cost of revenues	$966	$899	$875
Research and development	9,420	11,095	11,583
Selling, general and administrative	12,795	14,270	13,857
Total	$23,181	$26,264	$26,315

The Company received cash of $29.2 million, $25.2 million and $16.0 million from the exercise of stock-based awards during 2014, 2013 and 2012, respectively. The total intrinsic value of stock awards exercised during 2014 was $21.9 million.

As of December 27, 2014, there was $3.8 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options granted under the Company’s stock option plans, which is expected to be recognized over a period of 2.4 years.

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

The fair values of the Company’s stock option and Employee Stock Purchase Plan, awards were estimated using the following weighted average assumptions:

Stock Options:

	December 27,	December 28,	December 29,
	2014	2013	2012
Expected life (years)	5.8	5.9	5.4
Expected volatility	32%	40%	42%
Risk-free interest rate	1.8%	1.6%	0.8%
Forfeiture rate	9.5%	8.5%	12.1%

Employee Stock Purchase Plan:

	December 27,	December 28,	December 29,
	2014	2013	2012
Expected life (years)	0.5	0.5	0.5
Expected volatility	35%	35%	42%
Risk-free interest rate	0.5%	0.1%	0.2%
Forfeiture rate	9.5%	8.5%	12.1%

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

Activity under the option plans during the year ended December 27, 2014 was as follows:

			Weighted average
		Weighted average	remaining	Aggregate intrinsic
	Number of	exercise price per	contractual term	value at December 27,
	options	share	(years)	2014
Outstanding, December 28, 2013	23,555,472	$8.01	4.88	$6,834,586
Granted	745,237	$7.07		$1,530,333
Exercised	(2,941,897)	$6.23		$5,042,000
Forfeited	(3,042,092)	$13.05		$—
Outstanding, December 27, 2014	18,316,720	$7.53	4.41	$32,598,999
Exercisable, December 27, 2014	16,305,889	$7.65	3.92	$27,467,565

No adjustment has been recorded for fully vested options that expired during the year ended December 27, 2014. A reversal of $2.3 million was recorded for pre-vesting forfeitures during the year ended December 27, 2014.

The following table summarizes information on options outstanding and exercisable at December 27, 2014:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Options	Contractual	Price per	Options	Price per
Range of Exercise Prices	Outstanding	Life (years)	Share	Exercisable	Share
$0.05 – $6.08	3,758,742	5.23	$5.15	3,257,572	$5.09
$6.09 – $7.22	5,235,527	6.16	6.85	3,856,794	6.87
$7.24 – $8.06	4,138,072	2.99	7.87	4,109,945	7.87
$8.15 – $10.97	5,133,779	3.22	9.66	5,030,978	9.69
$11.32 – $12.43	50,600	1.08	11.79	50,600	11.79
$0.05 – $12.43	18,316,720	4.41	$7.53	16,305,889	$7.65

The weighted-average estimated fair values of each employee stock options granted during 2014, 2013, and 2012, were $2.33, $2.47, and $2.16, respectively.

Restricted Stock Units

On February 1, 2007, the Company amended its stock award plans to allow for the issuance of RSUs to employees and directors. The first grant of RSUs occurred on May 25, 2007. The grants vest over varying terms, to a maximum of four years from the date of grant.  On May 10, 2012, PMC stockholders approved the business criteria on which performance goals may be based so that awards granted may constitute performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).  On August 27, 2012 the Compensation Committee awarded the CEO the first performance RSU grant with a performance goal of the revenue target in the Company’s 2012 internal operating plan.  On January 22, 2013, the Compensation Committee certified the degree of achievement of the Company’s 2012 revenue target and the number of earned RSUs to be released to the CEO; 50% of the earned RSUs were released on May 25, 2013, 25% of the earned RSUs were released on May 25, 2014 and 25% of the earned RSUs will be released on May 25, 2015. The total estimated $0.2 million fair value of this 2012 grant based on the achievement of performance against target was and will be recognized as compensation expense over the grant’s vesting terms, with 50% vesting on May 25, 2013, 25% vesting on May 25, 2014, and 25% vesting on May 25, 2015.

On August 26, 2013, performance RSUs were granted to the CEO and other Executives (“Executive(s)”) with a performance goal of the degree of achievement of Total Shareholder Return (“TSR”) relative to Global Industry Classification Standards (“GICS”) Semiconductor Companies (8-Digit) for the performance period (July 1,  2013 - June 30, 2015). Performance against the performance goal is anticipated to be reviewed on or about August 25, 2015 and earned RSUs will release 50% upon certification and 50% on August 25, 2016.  The total estimated $1.7 million fair value of these 2013 grants was and will be recognized as compensation expense over the grant’s vesting terms, with 50% vesting on August 25, 2015 and 50% vesting on August 25, 2016.

In June 2014, the Compensation Committee adopted a second performance-based equity program as part of the Company’s equity compensation program applicable to the Executives.  The addition of the second program increases the performance-based equity portion as a percentage of the annual equity award to our Executives as follows:

			Executives
	CEO		other than CEO
	2014	2013	2014	2013
Options	25%	50%	25%	25%
Time-based RSUs	25%	25%	25%	50%
Performance RSUs	50%	25%	50%	25%

The performance goal of the new performance-based equity program is based on either revenue or Non-GAAP operating income target for each year in the Company’s internal 3-year operating plan treated as three distinct, one-year performance periods.

On August 25, 2014, the Company made its annual grant of RSU awards to Executives. The goal of the performance-based RSU award under one program is the degree of achievement of TSR relative to GICS Semiconductor Companies (8-Digit) for the performance period (July 1, 2014 - June 30, 2016). The total estimated $1.9 million fair value of these 2014 awards was and will be recognized as compensation expense over the award’s vesting terms, with 50% vesting on August 25, 2016 and 50% vesting on August 25, 2017. The goal of the performance-based RSU award under the second program is based on revenue or the Non-GAAP operating income target for each year in the Company’s internal 2014-2016 operating plan. The total fair value of the awards under the second program’s performance target estimated at $2.0 million was and will be recognized as compensation expense over the award’s vesting and certification terms:  for the first tranche (34% of the total grant) the 2014 performance against target will be certified on or about February 25, 2015 at which time earned shares will vest and release; for the second tranche (33% of the total grant) the 2015 performance against target will be certified on or about February 25, 2016 at which time earned shares will vest and release; and  for the third tranche (33% of the total grant) the 2016 performance against target will be certified on or about February 25, 2017 at which time earned shares will vest and release.

A summary of RSU activity during the year ended December 27, 2014 is as follows:

		Weighted Average
	Restricted	Remaining	Aggregate
	Stock Units	Contractual Term	intrinsic value
Unvested units at December 28, 2013	6,179,037	1.74	$39,545,837
Awarded	4,063,220	—	$—
Released	(1,985,007)	—	$—
Forfeited	(888,721)	—	$—
Unvested units at December 27, 2014	7,368,529	1.73	$67,200,984
Restricted Stock Units expected to vest December 27, 2014	6,396,998	1.63	$58,340,617

The weighted-average estimated fair values of each RSU award during 2014, 2013, and 2012 were $7.49,  $6.45, and $5.95, respectively. The intrinsic value of RSUs vested during year ended December 27, 2014 was $14.6 million. As of December 27, 2014, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested RSUs was $38.5 million, which is expected to be recognized over the next 2.71 years.

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

During 2014, 1,916,727 shares were issued under the 2011 Plan at a weighted-average price of $5.66 per share. As of December 27, 2014, 4,380,208 shares were available for future issuance under the 2011 Plan (2013 - 6,296,935 shares available for issuance).

The weighted-average estimated fair values of Employee Stock Purchase Plan awards during years 2014, 2013, and 2012 were $1.74, $1.61, and $1.69, respectively.

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

a.	Cash and cash equivalents and Short-term investments

At December 27, 2014 and December 28, 2013, short-term investments included $1 million, deposited with banks as collateral for leased facilities.

b.	Inventories

Inventories (net of reserves of $7.8 million and $6.6 million at December 27, 2014 and December 28, 2013, respectively) were as follows:

	December 27,	December 28,
(in thousands)	2014	2013
Work-in-progress	$17,438	$15,847
Finished goods	20,511	15,227
	$37,949	$31,074

The Company decreased inventory reserves by $0.7 million, $1.8 million and $0.5 million in 2014, 2013 and 2012, respectively for inventory that was scrapped during the year.

c.	Property and equipment

The components of property and equipment are as follows:

		Accumulated
December 27, 2014 (in thousands)	Gross	Amortization	Net
Software	$39,508	$(28,263)	$11,245
Machinery and equipment	140,555	(120,478)	20,077
Leasehold improvements	20,008	(14,588)	5,420
Furniture and fixtures	5,127	(4,558)	569
Total	$205,198	$(167,887)	$37,311

		Accumulated
December 28, 2013 (in thousands)	Gross	Amortization	Net
Software	$37,136	$(25,640)	$11,496
Machinery and equipment	132,109	(111,308)	20,801
Leasehold improvements	19,654	(13,326)	6,328
Furniture and fixtures	5,568	(5,044)	524
Total	$194,467	$(155,318)	$39,149
d.	Intangible assets

The components of acquired intangible assets are as follows:

		Accumulated		Estimated
December 27, 2014 (in thousands)	Gross	Amortization	Net	life
Core technology	$246,961	$(189,014)	$57,947	5 - 9 years
Customer relationships	102,106	(85,455)	16,651	2 - 10 years
Existing technology	109,700	(65,859)	43,841	3 - 7 years
Trademarks	24,600	(19,095)	5,505	6 years - indefinite
Developed technology assets	70,240	(61,854)	8,386	3 years
In-process research and development*	16,746	(5,396)	11,350	4-5 years
Total	$570,353	$(426,673)	$143,680

		Accumulated		Estimated
December 28, 2013 (in thousands)	Gross	Amortization	Net	life
Core technology	$245,661	$(173,772)	$71,889	5 - 9 years
Customer relationships	98,306	(76,591)	21,715	2 - 10 years
Existing technology	69,900	(50,126)	19,774	3 - 7 years
Trademarks	9,200	(2,857)	6,343	6 years - indefinite
Developed technology assets	68,802	(55,442)	13,360	3 years
In-process research and development*	16,746	(2,853)	13,893	4-5 years
Total	$508,615	$(361,641)	$146,974

*        Table above reflects original classification upon acquisition. The majority of this in-process research and development was subsequently completed during 2013 and accordingly is being amortized.

Estimated future amortization expense for intangible assets (in thousands) is as follows:

2015	$41,006
2016	24,753
2017	19,270
2018	18,150
2019	17,419
Thereafter	19,482
$140,080

e.	Goodwill

Balance
(in thousands)
Goodwill at December 29, 2012	$252,419
Goodwill recorded in connection with acquisitions	26,430
Goodwill at December 28, 2013	278,849
Goodwill recorded in connection with acquisitions	4,390
Goodwill at December 27, 2014	$283,239

The goodwill balance at December 29, 2012 of $252.4 million mainly relates to the Enterprise Storage Products operating segment, which had a fair value that substantially exceeded its carrying value when the Company conducted its step 1 goodwill impairment test in 2012.  Total accumulated goodwill impairment loss as of December 27, 2014 and December 28, 2013 amounts to $536.6 million. See Note 17. Impairment of Goodwill and Long-Lived Assets for details on the impairment loss of $267.6 million recorded in 2012.

f.	Accrued liabilities.

The components of accrued liabilities are as follows:

	December 27,	December 28,
	2014	2013
Accrued compensation and benefits	$34,519	$36,708
Other accrued liabilities	39,616	27,549
	$74,135	$64,257
g.	Product warranties

The following table summarizes the activity related to the product warranty liability during 2014, 2013 and 2012:

	Year Ended
	December 27,	December 28,	December 29,
(in thousands)	2014	2013	2012
Balance, beginning of the year	$2,163	$5,981	$5,415
Accrual for new warranties issued	689	402	2,530
Reduction for payments and product replacements	(983)	(1,022)	(328)
Adjustments related to changes in estimate of warranty accrual	(113)	(3,198)	(1,636)
Balance, end of the year	$1,756	$2,163	$5,981

The change in estimate of warranty accrual recorded during the year ended December 28, 2013 included a reduction for amounts over-accrued in prior periods and for amounts that did not have a material impact on 2013 or prior periods.

h.	Interest expense, net

The components of interest expense, net are as follows:

	Year Ended
	December 27,	December 28,	December 29,
(in thousands)	2014	2013	2012
Interest income	$1,134	$1,310	$2,865
Interest expense on debt	(811)	(403)	(4,451)
	$323	$907	$(1,586)

NOTE 7. INVESTMENT SECURITIES

At December 27, 2014, the Company had investments in securities of $162.1 million (December 28, 2013  - $128.9 million) comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation insured corporate notes, United States State and Municipal Securities, foreign government and agency notes, and corporate bonds and notes.

The Company’s available for sale investments, by investment type, as classified on the consolidated balance sheets consist of the following as at December 27, 2014 and December 28, 2013:

	December 27, 2014
		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains*	Losses*	Fair Value
Cash equivalents:
Money market funds	$8,729	$—	$—	$8,729
Total cash equivalents	8,729	—	—	8,729

Short-term investments:
Corporate bonds and notes	43,777	498	(16)	44,259
US treasury and government agency notes	1,010	79	—	1,089
Foreign government and agency notes	501	36	—	537
Total short-term investments	45,288	613	(16)	45,885

Long-term investment securities:
Corporate bonds and notes	61,357	28	(213)	61,172
US treasury and government agency notes	38,650	7	(76)	38,581
Foreign government and agency notes	7,563	1	(39)	7,525
US states and municipal securities	230	1	—	231
Total long-term investment securities	107,800	37	(328)	107,509
Total	$161,817	$650	$(344)	$162,123

*        Gross unrealized gains include accrued interest on investments of $0.6 million, which are included in the Consolidated Statement of Operations.  The remainder of the gross unrealized gains and losses are included the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

	December 28, 2013
		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains*	Losses*	Fair Value
Cash equivalents:
Money market funds	$14,629	$—	$—	$14,629
Total cash equivalents	14,629	—	—	14,629

Short-term investments:
Corporate bonds and notes	7,735	416	(2)	8,149
US treasury and government agency notes	2,499	44	—	2,543
US states and municipal securities	200	2	—	202
Total short-term investments	10,434	462	(2)	10,894

Long-term investment securities:
Corporate bonds and notes	74,583	121	(34)	74,670
US treasury and government agency notes	26,421	30	(9)	26,442
Foreign government and agency notes	2,049	1	(2)	2,048
US states and municipal securities	230	1	—	231
Total long-term investment securities	103,283	153	(45)	103,391
Total	$128,346	$615	$(47)	$128,914

*        Gross unrealized gains include accrued interest on investments of $0.5 million, which are included in the Consolidated Statement of Operations.  The remainder of the gross unrealized gains and losses are included the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

Our cash equivalents, short-term investments and long-term investment securities are comprised of money market funds, United States Treasury and Government Agency notes, Federal Deposit Insurance Corporation (“FDIC”) insured corporate notes, United States State and Municipal Securities, foreign government and agency notes and corporate bonds and notes with minimum ratings of P-1 or A3 by Moody’s, or A-1 or A- by Standard and Poor’s, or equivalent at the date of purchase. Contractual maturities as of December 27, 2014 for our investment securities do not exceed 3 years.

In relation to the unrealized losses summarized in the tables above, as of December 27, 2014 and December 28, 2013, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of December 27, 2014, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

NOTE 8. CREDIT FACILITY

As of December 27, 2014, the Company had an available revolving line of credit with a bank under which the Company may borrow up to $100.0 million, of which $nil was drawn (December 28, 2013 - $30.0 million). The Company may request, from time to time, and subject to customary conditions, including receipt of commitments, that the revolving credit facility be increased by an aggregate amount not to exceed $150.0 million.  Interest payments are based on LIBOR plus margins, where margins ranges from 1.75% to 2.25% per annum based on the Company’s leverage ratio.  The revolving credit facility is available for general corporate purposes. The credit facility is collateralized by substantially all of the Company’s personal property. The Company’s obligations under the credit facility are jointly and severally guaranteed by material wholly-owned domestic subsidiaries of the Company.

The Company may prepay amounts outstanding and terminate commitments under the credit agreement, at any time and in whole or in part, without premium or penalty (other than reimbursement of customary breakage costs in the case of Eurodollar Rate loans).

The credit agreement contains customary representations and warranties, affirmative covenants and negative covenants, with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including, without limitation, restrictions and limitations on dividends, asset sales, the ability to incur additional debt and additional liens and certain financial covenants.  As of December 27, 2014, the Company was in compliance with these covenants.

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

NOTE 9. SENIOR CONVERTIBLE NOTES

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under operating lease agreements, which expire at various dates through March 1, 2025.

Rent expense for 2014, 2013, and 2012 was  $9.1  million, $9.1 million, and $10.5 million, respectively. Excluded from rent expense for 2014, 2013, and 2012 was additional rent and operating costs of $0.3 million, $0.1 million, and $0.2 million respectively, related to excess facilities, which were previously accrued.

Minimum future rental payments under operating leases are as follows:

(in thousands)
2015	$9,925
2016	9,672
2017	8,245
2018	7,424
2019	6,852
Thereafter	10,032
Total minimum future rental payments under operating leases	$52,150

Long-term obligations

Included in the long-term obligations is RAID software license acquisition consideration of $24.0 million, which will be paid in installments between 2016 and 2017 (see Note 2. Business Combinations), $8.9 million of long-term post-retirement health care, severance and pension benefits, and deferred rent liabilities.

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

NOTE 11. SPECIAL SHARES

At December 27, 2014 and December 28, 2013, the Company maintained a reserve of 278,000 and 1,019,000 shares, respectively, of PMC common stock to be issued to holders of PMC-Sierra, Ltd. (“LTD”) special shares.  During 2014, the Company amended its special shares registry to reflect cancellations, expirations, and conversions of LTD special shares, resulting in a reduction of 734,000 special shares outstanding.  The special shares of LTD, the Company’s principal Canadian subsidiary, are redeemable or exchangeable for PMC common stock at certain conversion ratios. Special shares do not vote on matters presented to the Company’s stockholders, but in all other respects represent the economic and functional equivalent of PMC common stock for which they can be redeemed or exchanged at the option of the holders. The special shares have class voting rights with respect to transactions that affect the rights of the special shares as a class and for certain extraordinary corporate transactions involving LTD. If LTD files for bankruptcy, is liquidated or dissolved, the special shares receive as a preference the number of shares of PMC common stock issuable on conversion plus a nominal amount per share plus unpaid dividends, or at the holder’s option convert into LTD ordinary shares, which are the functional equivalent of voting common stock. If the Company files for bankruptcy, is liquidated, or dissolved, special shares of LTD receive the cash equivalent of the value of PMC common stock into which the special shares could be converted, plus unpaid dividends, or at the holder’s option convert into LTD ordinary shares. If the Company materially breaches its obligations to special shareholders of LTD (primarily to permit conversion of special shares into PMC common stock), the special shareholders may convert their shares into LTD ordinary shares.

These special shares of LTD are classified outside of stockholders’ equity until such shares are exchanged for PMC common stock. Upon exchange, amounts will be transferred from the LTD special shares account to the Company’s common stock and additional paid-in capital on the consolidated balance sheet.

NOTE 12. STOCKHOLDERS’ EQUITY

Authorized Capital Stock of PMC

At December 27, 2014 and December 28, 2013, the Company had an authorized capital of 905,000,000 shares, 900,000,000 of which are designated “Common Stock”, $0.001 par value, and 5,000,000 of which are designated “Preferred Stock”, $0.001 par value.

Stock Repurchase Program

During 2014, the Company repurchased 1.4 million shares of PMC common stock for a total of $8.9 million. The Company acquired these common shares as part of its $275.0 million stock repurchase program announced on March 13, 2012.  The repurchased shares were retired immediately upon delivery. Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.

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

NOTE 13. EMPLOYEE BENEFIT PLANS

Post-Retirement Health Care and Pension Benefits

The Company sponsors post-retirement health care for the benefit of United States employees and a defined benefit pension plan for the benefit of certain employees of its German subsidiary, all of which are legacy plans of previously acquired companies.

United States post-retirement health plan

The unfunded post-retirement health care benefits provides retiree medical benefits to eligible United States employees who meet certain age and service requirements upon retirement from the Company. These benefits are provided from the date of retirement until the employee qualifies for Medicare coverage.

At December 27, 2014 and December 28, 2013, the accumulated post-retirement benefit obligation was $1.8 million and $1.3 million, respectively, with no unrecognized gain/loss or unrecognized prior service cost in both periods. The net period benefit expense was $0.5 million during 2014 (2013 and 2012 - $nil). No distributions were made from the plan during the period. The Company includes accrued benefit costs for its post-retirement program in Long-term obligations on the Company’s Consolidated Balance Sheet and recognizes changes in the accumulated post-retirement benefit obligation resulting from annual re-measurement in its results of operations.

Reconciliation of post-retirement health care benefit obligation are as follows:

	December 27,	December 28,
	2014	2013
Benefit obligation, beginning of year	$1,330	$1,348
Service costs	18	24
Interest cots	55	44
Actuarial loss (gain)	425	(60)
Benefits paid directly by the Company	(60)	(26)
Benefit obligation, end of the year	$1,768	$1,330

Assumptions used to determine post-retirement health care benefits are as follows:

	December 27,	December 28,
	2014	2013
Discount rate	3.8%	4.2%
Current year health care trend rate	8.1%	8.4%
Ultimate health care trend rate	4.7%	4.7%
Year of ultimate trend	2027	2027

German defined benefit pension plan

The Company provides defined benefit pension plan covering certain German employees.  As of December 27, 2014 and December 28, 2013, the Company’s unfunded projected benefit obligation was $4.7 million and $3.2 million, respectively, with no unrecognized gain/loss and no unrecognized prior service cost in either period. The Company includes projected benefit obligation in Long-term obligations on the Company’s Consolidated Balance Sheet and recognizes changes in the accumulated projected benefit obligation resulting from annual re-measurement in its results of operations.

Reconciliation of projected benefit obligations are as follows:

	December 27,	December 28,
	2014	2013
Benefit obligation, beginning of year	$3,171	$2,589
Service costs	177	144
Interest cots	119	111
Actuarial loss	1,769	(229)
Foreign exchange loss (gain)	(499)	556
Benefit obligation, end of the year	$4,737	$3,171

Assumptions used to determine projected benefit obligations are as follows:

	December 27,	December 28,
	2014	2013
Discount rate	2.2%	3.8%
Pension rate increase	2.0%	3.0%
Salary rate increase	3.0%	3.0%

Employee Retirement Savings Plans

The Company sponsors a 401(k) retirement plan for its employees in the United States and similar plans for its employees in Canada and other countries. Employees can contribute a percentage of their annual compensation to the plans, limited to maximum annual amounts set by local taxation authorities. The Company contributed $4.1 million, $4.0 million, and $3.9 million, and, to the plans in fiscal years 2014, 2013, and 2012, respectively.

Israeli Severance Plans

The Company has two types of severance agreements with employees in Israel, which are under Israeli labor laws. Under the first type of severance agreement, the Company’s liability for severance pay is calculated pursuant to Israeli severance pay law. Severance is based on the most recent salary of the employee multiplied by the number of years of employment. The severance pay liability of the Company to these employees reflects the undiscounted amount of the liability. The liability is partly covered by insurance policies and by regular deposits to severance pay funds. The Company records changes in the severance liability in the Consolidated Statements of Operations, net of gains and losses related to amounts in the severance pay funds.

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

Expenses incurred related to the Israeli Severance Plans for 2014, 2013, and 2012 were $1.3 million, $1.6 million, and $1.8 million, respectively. The amount of the liability under the first type of agreement noted above is included within Long-term obligations on the Consolidated Balance Sheet in the amounts of $2.3 million and $3.4 million, as at December 27, 2014 and December 28, 2013, respectively. The total amount of cumulative funding by the Company under the first type of agreement noted above are included within Investments and other assets on the Consolidated Balance Sheet in the amounts of $2.2 million and  $3.2 million, as at December 27, 2014 and December 28, 2013, respectively.

NOTE 14. INCOME TAXES

For financial reporting purposes, the geographic distribution of income (loss) before income taxes includes the following components:

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Domestic	$(926)	$(30,038)	$(301,764)
Foreign	15,420	23,540	18,806
	$14,494	$(6,498)	$(282,958)

The provision for income taxes consists of the following components:

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Current:
Domestic	$846	$9,528	$42,710
State	102	99	(3,630)
Foreign	14,736	13,910	11,743
	$15,684	$23,537	$50,823
Deferred:
Domestic	$5,055	$1,361	$2,856
State	1,482	—	(718)
Foreign	(7,809)	858	(15,660)
	$(1,272)	$2,219	$(13,522)
Provision for income taxes	$14,412	$25,756	$37,301

Reconciliation between the Company’s effective tax rate and the U.S. Federal statutory rate is as follows:

	Year Ended
	December 27, 2014		December 28, 2013	December 29, 2012
Income (loss) before provision for income taxes	$14,494		$(6,498)	$(282,958)
Federal statutory tax rate	35%		35%	35%
Income taxes at U.S. Federal statutory rate	5,073		(2,274)	(99,035)
Tax on intercompany transactions	1,510		18,135	104,757
Change in liability for unrecognized tax benefit	10,255		6,748	938
Non-deductible intangible asset amortization and impairment of goodwill and purchased intangible assets	6,666		10,603	104,421
Non-deductible stock-based compensation	3,892		5,487	5,370
Non-deductible items and other	583		852	6,283
Utilization of stock option related loss carry-forwards recorded in equity	—		—	17,622
State taxes	132		(1,332)	(50)
True-up of prior year taxes and tax credits	12,016	(1)	(4,230)	(12,259)
Federal credits	(1,232)		(6,344)	(23,689)
Investment tax credits, net	(10,268)		(23,276)	(19,193)
Foreign and other rate differential	(2,812)		(10,208)	(6,599)
Change in valuation allowance	(6,348)	(1)	36,346	(40,311)
Other changes to deferred taxes	(5,055)		(4,751)	(954)
Provision for income taxes	$14,412		$25,756	$37,301

(1)	In 2014, the amount included as true-up of prior year taxes and credits in the table above includes $12.8 million adjustments that have been offset with a change in valuation allowance.

The Company has been granted a tax holiday in Malaysia that has the effect of reducing its net income tax rate to zero in that jurisdiction. The Company’s current income tax holiday was granted based on revenue, investment and staffing criteria targets to be met by PMC International Sdn. Bhd. (Malaysia). The tax holiday was granted in 2009 by the Malaysia Investment Development Authority and is effective through 2019, subject to continued compliance with the tax holiday’s requirements. Tax savings associated with the Malaysia tax holidays were approximately $2.7 million, $3.9 million, and $7.9 million in 2014, 2013, and 2012, respectively.

The consolidated financial statements for the 2014, 2013 and 2012 include the tax effects associated with the sale of certain assets between our wholly-owned subsidiaries. GAAP requires the tax expense associated with gains on such intercompany transactions to be recognized over the estimated life of the related assets. Accordingly prepaid tax expense was recorded in the years ended December 29, 2012, December 31, 2011 and December 26, 2010. The balance in prepaid expense to be recognized in future years was $0.1 million, $5.8 million, and $19.2 million as of December 27, 2014, December 28, 2013, and December 29, 2012, respectively.

The provisions related to the income tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess benefit that has not yet been realized. As a result, the Company will only recognize an excess benefit from stock-based compensation in additional paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. In addition, the Company continued to elect to account for the indirect benefits of stock-based compensation such as the research and development tax credit through the consolidated statement of operations.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended
	December 27, 2014	December 28, 2013
Deferred tax assets:
Net operating loss carryforwards	$16,609	$30,549
Credit carryforwards	49,638	88,854
Reserves and accrued expenses	10,088	6,008
Stock-based compensation	11,643	11,688
Other	471	358
Capitalized technology & other	4,637	3,290
Capital loss	—	1,208
Depreciation and amortization	18,721	15,903
Total gross deferred tax assets	$111,807	$157,858
Valuation allowance	(86,948)	(92,525)
Deferred tax assets, net of valuation allowance	$24,859	$65,333
Deferred tax liabilities:
Deferred income tax on credits	(10,687)	(8,864)
Goodwill amortization	(52,001)	(44,946)
Federal benefits	(4,454)	(10,300)
Total deferred tax (liabilities) assets, net of valuation allowance	$(42,283)	$1,223

 The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has incurred, the Company believes that it is not more likely than not all or a portion of the deferred tax assets held in the U.S., Canada and Israel will be realized. The Company believes it is more likely than not that such assets will be realized to the extent presented on the balance sheet.

In 2014, the Company elected to release all of the valuation allowance related to its PMC-Sierra Israel subsidiary based on two consecutive years of positive earnings, three years of cumulative positive earnings, and the subsidiary’s forecast of continued profitability.  The release of valuation allowance for the Company’s Israel subsidiary resulted in a $6.9 million benefit to the income tax provision in 2014.  For the year ended December 27, 2014, the Company decreased its total valuation allowance by $5.6 million, net.

For the year ended December 28, 2013, the Company increased its valuation allowance by $37.1 million compared to the year ended December 29, 2012.  The increase was primarily due to the release of reserves on federal and state R&D tax credits and the establishment of valuation allowance on foreign excess credits.

At December 27, 2014, the Company has statutory income tax losses as follows: $134.2 million of gross federal domestic loss carry-forwards, which will begin to expire 2023; and $184.1 million of U.S. state tax loss carry-forwards, $49.5 million of which will expire if not utilized in 2015.  The Company has $46.3 million of gross foreign tax income loss carry-forwards which do not expire. The utilization of a portion of these loss carry-forwards may be subject to annual limitations under federal, state and foreign income tax legislation.  Substantially all of the Company’s domestic loss carry-forwards relate to operations for which no tax benefit has been recorded due to the impact of stock-based compensation.  The income tax benefits relating to approximately $123.9 million of the federal net operating loss carry-forwards and $112.2 million of the state net operating loss carryforwards will be credited to additional paid-in-capital when recognized.

At December 28, 2013, the Company had statutory tax credits as follows: $4.5 million of federal domestic alternative minimum tax credits which do not expire; $15.9 million of U.S. state R&D credits which do not expire; $32.5 million of foreign tax credits which will begin to expire in 2017; and $26.4 million of federal R&D credits, which will begin to expire in 2017, and $75.9 million of foreign research and experimental development credits which will begin to expire in 2029.  The tax benefits relating to approximately $9.0 million of the federal credits will be credited to additional paid-in-capital when recognized.

The Company intends to reinvest its foreign earnings indefinitely.  Accordingly, no U.S. income taxes have been provided for approximately $177.2 million of undistributed earnings and other outside basis differences of foreign subsidiaries.  It is not practicable for the Company to determine the potential income tax impact of remitting these earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Gross unrecognized benefit at beginning of the year	$82.1	$91.5	$106.0
Increase (decrease) in tax positions for prior years	1.7	(9.5)	(19.0)
Increase in tax positions for current year	6.9	4.0	4.3
Lapse in statute of limitations	—	(0.5)	(1.3)
Effect on foreign currency remeasurement (gain) loss	(5.3)	(3.4)	1.5
Ending balance	$85.4	$82.1	$91.5

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $41.3 million at December 27, 2014 (2013 - $43.3 million and 2012 - $37.3 million). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During 2014, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.5 million (2013 - $3.3 million and 2012 - $3.9 million).

The Company and its subsidiaries file income tax returns in the U.S. and in various states, local and foreign jurisdictions. The tax years generally remain subject to examination by federal and most state tax authorities due to the ability to adjust net operating losses and credits. In significant foreign jurisdictions, the tax years generally remain subject to examination by their respective tax authorities.

The Company is currently under tax audit by the Canada Revenue Agency for tax years 2007 through 2009 and by the state of Minnesota for tax years 2009 through 2012.  The Company anticipates tax adjustments from the audits but believes that current tax reserves are sufficient to cover any exposures.  It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. We cannot reliably determine either the magnitude or the range of any increase or decrease at this time.

NOTE 15. SEGMENT INFORMATION

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

	Year Ended
	December 27,	December 28,	December 29,
(in thousands)	2014	2013	2012
Net revenues
China	$200,984	$194,401	$206,372
Asia, other	80,716	73,164	74,689
Japan	62,254	65,293	70,120
United States	99,672	57,610	73,069
Taiwan	43,946	64,113	62,957
Europe and Middle East	36,144	33,895	40,466
Other foreign	1,887	19,552	3,324
Total	$525,603	$508,028	$530,997

	As of
	December 27,	December 28,
(in thousands)	2014	2013
Long-lived assets
Canada	$13,541	$13,113
United States	16,879	17,032
Israel	3,315	4,873
Other	3,576	4,131
Total	$37,311	$39,149

	Year Ended
	December 27,	December 28,	December 29,
(in thousands)	2014	2013	2012
Net revenues by product groups*
Storage	$366,443	$342,900	$352,993
Carrier	159,160	165,128	178,004
Net revenues	$525,603	$508,028	$530,997

*        Storage net revenues are comprised of Enterprise Storage Products and laser printer ASIC products of the Microprocessor Products Division. Carrier net revenues are comprised of Communication and Broadband Wireless Products.

During 2014, 2013, and 2012, the Company had two end customers whose purchases represented 10% or more of net revenues. In 2014, those two end customers had purchases that represented 18% and 11% of net revenues, respectively.  In 2013, those two end customers had purchases that represented 16% and 13% of net revenues, respectively. In 2012, those two end customers had purchases that represented 16% and 12% of net revenues, respectively.

NOTE 16. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	December 27,	December 28,	December 29,
(in thousands, except per share amounts)	2014	2013	2012
Numerator:
Net income (loss):	$82	$(32,254)	$(320,259)
Denominator:
Basic weighted average common shares outstanding	196,885	203,882	216,593
Dilutive effect of employee stock options and awards	3,260	—	—
Diluted weighted average common shares outstanding	200,145	203,882	216,593
Basic net income (loss) per share	$0.00	$(0.16)	$(1.48)
Diluted net income (loss) per share	$0.00	$(0.16)	$(1.48)

In 2013 and 2012, the Company had approximately 2.0 million and 1.5 million stock-based awards, respectively, that were excluded from the computation of diluted net loss per share because they would be antidilutive.

NOTE 17.  IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

During fiscal year 2014 and 2013 the Company performed qualitative assessment for its annual goodwill and indefinite-lived intangible assets impairment assessment for each of its reporting units and concluded that there is no impairment.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our CEO and CFO concluded that, as of December 27, 2014 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with a restatement of our financial statements in November 2013, filed on Form 10-K/A for the year ended December 29, 2012 and our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 at December 28, 2013, management, with the participation of our CEO and CFO, concluded that, because of an identified material weakness in our internal control over financial reporting relating to our accounting for income taxes, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 29, 2012 and December 28, 2013.  Specifically, the Company did not have controls designed and in place to ensure the accuracy and completeness of financial information provided by third party tax advisors used in accounting for income taxes and the determination of uncertain tax positions, deferred income tax assets and liabilities and the related income tax provision and the review and evaluation of the application of generally accepted accounting principles relating to specific complex areas of accounting for income taxes.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting,  as defined in Rule 13a-15(f) and 15d -15(f) of the Securities Exchange Act of 1934 as amended.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We have focused on our internal controls over financial reporting for income taxes and haven taken steps to strengthen controls in response to the identified material weakness above.  Significant internal control and process improvements were implemented in our tax accounting processes to enhance effectiveness and sustainability including:

•

Quarterly preparation of additional analysis related to the tracking and recognition of deferred tax assets, including excess tax benefits associated with stock option deductions, completed throughout 2014;

•

Hired senior level personnel with expertise in the area of tax accounting and reporting and engaged a new team of external advisors to assist with the Company’s preparation and analysis of its income tax accounts;

•

Re-designed certain internal controls and related internal controls documentation related to the income tax accounting processes, including increasing the extent of management’s required internal review procedures over material/non-routine transactions impacting income tax accounting in accordance with U.S. GAAP; and

•	Enhanced management oversight and review procedures over income tax and related financial information provided to and advice received from external advisors on a quarterly basis throughout 2014.

Following the implementation of the changes in internal control over financial reporting described above, we conducted extensive evaluation of the effectiveness of the remediated tax accounting and control procedures.  Based on this evaluation, management concluded that the material weakness relating to our accounting for income taxes described above has been remediated, and management concluded that our internal control over financial reporting was effective as of December 27, 2014 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The effectiveness of our internal control over financial reporting as of December 27, 2014 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting, other than those described above, that occurred during the quarter ended December 27, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled “Election of Directors”, “Code of Business Conduct and Ethics”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual Stockholder Meeting.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Proxy Statement for the 2015 Annual Stockholder Meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners that is required by this Item is incorporated by reference from the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2015 Annual Stockholder Meeting.

Equity Compensation Plan Information

The following table provides information as of December 27, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and vesting of outstanding RSU’s	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	25,503,271	$7.57	20,645,386	(2)
Equity compensation plans not approved by security holders(3)	181,978	$4.97	—
Balance at December 27, 2014	25,685,249	$7.54	20,645,386	(4)

(1)	Consists of the 1994 Incentive Stock Plan (the “1994 Plan”), the 2008 Equity Plan (the “2008 Plan”) and the 2011 Employee Stock Purchase Plan (“2011 Plan”).
(2)	Includes 16,265,178 shares available for issuance in the 2008 Plan and 4,380,208 shares available for issuance in the 2011 Plan.
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from the information set forth in the section entitled “Executive Compensation Change of Control and Severance Agreements” in our Proxy Statement for the 2015 Annual Stockholder Meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from our Proxy Statement for the 2015 Annual Stockholder Meeting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Consolidated Financial Statements

The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K in Item 8 of Part II.

2. Financial Statement Schedules

The Financial Statement Schedule required by this item is included on page 96 of this Annual Report on Form 10-K.

3. Exhibits

The exhibits listed under Item 15(b) are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits pursuant to Item 601 of Regulation S-K.

Incorporated by Reference

Exhibit					Filed
Number	Description	Form	Date	Number	herewith
2.1	Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010	8-K	10/26/2010	2.1
2.2	Amendment, dated as of November 18, 2010, to the Agreement and Plan of Merger by and among PMC-Sierra, Inc., Rosewood Acquisition Corp., Wintegra, Inc. and Concord (k.t.) Venture Management Ltd., as Stockholders’ Agent, dated as of October 21, 2010	8-K	11/19/2010	2.2
2.3	Asset Purchase Agreement by and among PMC-Sierra, Inc., Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., dated as of May 29, 2013	8-K	5/29/2013	2.1
3.1	Amended and Restated Certificate of Incorporation of PMC-Sierra, Inc., as amended on May 5, 2011	10-K	2/28/2012	3.1
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	S-3	11/8/2001	3.2
3.3	Amended and Restated Bylaws of the Registrant	8-K	5/9/2011	3.2
4.1	Specimen of Common Stock Certificate of the Registrant	S-3	8/27/1997	4.4
4.2	Exchange Agreement dated September 2, 1994 by and between the Registrant and PMC-Sierra, Ltd.	8-K	2/19/1994	2.1
4.3	Amendment to Exchange Agreement effective August 9, 1995	8-K	9/6/1995	2.1
4.4	Terms of PMC-Sierra, Ltd. Special Shares	S-3	9/19/1995	4.3
4.6	Purchase and Sale Agreement dated October 28, 2005, between PMC-Sierra, Inc. and Avago Technologies Pte. Limited	8-K	11/3/2005	2.1
4.7	Indenture Agreement dated October 26, 2005, between the Company and U.S. Bank National Association, as trustee	8-K	10/26/2005	4.1
4.8	Agreement and Plan of Merger dated April 4, 2006, between PMC-Sierra, Inc. and Passave Inc.	8-K	4/4/2006	2.1
10.1^	1991 Employee Stock Purchase Plan, as amended	10-K	3/1/2007	10.1
10.2^	1994 Incentive Stock Plan, as amended	10-K	3/1/2007	10.2
10.3^	2001 Stock Option Plan, as amended	10-K	3/1/2007	10.3
10.4^	2008 Equity Plan	S-8	8/12/2008	4.2
10.5^	Form of Indemnification Agreement between the Registrant and its directors and officers, as amended and restated	10-K	3/28/2003	10.4
10.6^	Form of Change of Control Agreement by and between the Registrant and the executive officers (other than Gregory S. Lang)	8-K	12/19/2014	10.2
10.7	Form of Amended and Restated Change of Control Agreement by and between the Registrant and the executive officers	10-K	2/28/2013	10.7
10.8^	Offer of Employment/Position by and between the Registrant and Steven J. Geiser	10-K	2/28/2013	10.8
10.9	Separation Agreement, dated as of August 7, 2012, by and between the Registrant and Michael W. Zellner	10-Q	8/9/2012	10.2
10.10	Amendment 1 to the Separation Agreement by and between the Registrant and Michael W. Zellner, dated November 5, 2012	10-Q	11/8/2012	10.1
10.11	Net Building Lease dated May 15, 1996 by and between PMC-Sierra, Ltd. And Pilot Pacific Developments Inc.	10-K	4/14/1997	99.A4

Exhibit					Filed
Number	Description	Form	Date	Number	herewith
10.12	First Amendment to Building Lease Agreements between WHTS Freedom Circle Partners, LLC and the Registrant	10-Q	11/14/2001	10.46
10.13	Building Lease Agreement between Kanata Research Park Corporation and PMC-Sierra, Ltd.	10-K	4/2/2001	10.44
10.14	Building Lease Agreement between Transwestern—Robinson I, LLC and PMC-Sierra US, Inc.	10-K	4/2/2001	10.45
10.15*	Forecast and Option Agreement by and among the Registrant, PMC-Sierra, Ltd., and Taiwan Semiconductor Manufacturing Corporation.	10-K	3/20/2000	10.31
10.16	Sixth Amendment to Building Lease Agreement between PMC-Sierra, Ltd. and Production Court Property Holdings Inc.	10-Q	11/10/2003	10.1
10.17	Amendment for Purchase and Sale of Real Property between WHTS Freedom Circle Partners II, L.L.C. and PMC-Sierra, Inc.	10-Q	11/10/2003	10.2
10.18	Amendment for Purchase and Sale of Real Property between PMC-Sierra, Inc. and WB Mission Towers, L.L.C.	10-Q	11/10/2003	10.3
10.19^	Director Compensation—Equity Acceleration upon Change of Control	10-Q	8/6/2009	10.1
10.20	United States District Court of Northern District of California San Jose Division—In re PMC-Sierra, Inc. Derivative Litigation—Master File No. C-06-05330-RS—Stipulation of Settlement	8-K	1/26/2010	99.2
10.21	Office Lease	10-Q	11/4/2010	10.1
10.22	Credit Agreement dated as of November 18, 2010 by and among PMC-Sierra US, Inc. a Delaware corporation, PMC-Sierra, Inc., a Delaware corporation, and Bank of America, N.A.	8-K	11/19/2010	10.1
10.23^	2011 Employee Stock Purchase Plan	DEF 14A	3/10/2010	—
10.24^	Amended and Restated Executive Employment Agreement	10-K	2/28/2012	10.22
10.25^	Second Amended and Restated Executive Employment Agreement	10-K	2/28/2013	10.25
10.26	Master and Supplemental Confirmation For Collared Accelerated Stock Buyback between Goldman, Sachs & Co. and the Registrant dated May 2, 2012	10-Q	8/9/2012	10.1
10.27^	PMC-Sierra, Inc. Restricted Stock Unit Agreement (Performance-Based Vesting Award) between PMC-Sierra, Inc. and Gregory S. Lang	8-K	8/27/2012	10.1
10.28	Letter Agreement dated January 10, 2013 between PMC-Sierra, Inc. and Relational Investors LLC	8-K	1/10/2013	99.1
10.29	Credit Agreement dated as of August 2, 2013 by and among PMC-Sierra, Inc., a Delaware corporation, PMC-Sierra US, Inc., a Delaware corporation, Bank of America, N.A., as administrative agent, and the lenders party thereto	8-K	8/5/2013	10.1
10.30^	Amended and Restated Executive Employment Agreement by and between PMC-Sierra, Inc. and Gregory S. Lang, effective as of December 16, 2014	8-K	12/19/2014	10.1
11.1	Calculation of earnings per share(1)				X
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X
21.1	Subsidiaries of the Registrant	10-K	2/28/2013	21.1
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
23.2	Consent of Deloitte LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney(2)	10-K	2/28/2013	24.1

Exhibit					Filed
Number	Description	Form	Date	Number	herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (furnished, not filed)				X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (furnished, not filed)				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*        Confidential portions of this exhibit have been omitted and filed separately with the Commission.

^        Indicates management contract or compensatory plan or arrangement.

(1)	Refer to Note 16. Net Income (Loss) Per Share of the consolidated financial statements included in Item 8 of Part II of this Annual Report.
(2)	Refer to Signature page of this Annual Report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date: February 24, 2015	/s/ Steven J. Geiser
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

Name	Title	Date

/s/ Gregory S. Lang Gregory S. Lang	President, Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2015

/s/ Steven J. Geiser Steven J. Geiser	Vice President, Chief Financial Officer (and Principal Accounting Officer)	February 24, 2015

/s/ Jonathan J. Judge Jonathan J. Judge	Chairman of the Board of Directors	February 24, 2015

/s/ Richard E. Belluzzo Richard E. Belluzzo	Director	February 24, 2015

/s/ Dr. Michael R. Farese Dr. Michael R. Farese	Director	February 24, 2015

/s/ Michael A. Klayko Michael A. Klayko	Director	February 24, 2015

/s/ Kurt P. Karros Kurt P. Karros	Director	February 24, 2015

/s/ William H. Kurtz William H. Kurtz	Director	February 24, 2015

/s/ Dr. Richard N. Nottenburg Dr. Richard N. Nottenburg	Director	February 24, 2015

*By:	/s/ Gregory S. Lang
Name:	Gregory S. Lang
Attorney-in-Fact

SCHEDULE II—Valuation and Qualifying Accounts

		Charged
		(credited) to
	Balance at	expenses	Recoveries/
	Beginning	or other	(Write-offs),	Balance at
	of year	accounts	net	end of year
Allowance for doubtful accounts
December 27, 2014	$1,036	$(259)	$18	$795
December 28, 2013	$1,614	$(558)	$(20)	$1,036
December 29, 2012	$1,952	$(19)	$(319)	$1,614

INDEX TO EXHIBITS

Exhibit
Number	Description
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of Deloitte LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document