Form 10-Q
period 2015-03-28
PMC SIERRA INC
filed 2015-05-07
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 28, 2015

or

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

As of April 29, 2015, the registrant had 197,891,832  shares of Common Stock, $0.001 par value, outstanding.

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended
	March 28,	March 29,
	2015	2014
Net revenues	$133,071	$126,468
Cost of revenues (excluding amortization of purchased intangible assets below)	39,980	37,564
Gross profit	93,091	88,904
Research and development, net	48,866	50,148
Selling, general and administrative	30,051	29,340
Amortization of purchased intangible assets	9,317	12,329
Income (loss) from operations	4,857	(2,913)
Other income (expense):
Foreign exchange gain	2,594	532
Interest and other financial income, net	164	9
Gain on investment securities and other investments	32	29
Amortization of debt issuance costs	(51)	(51)
Amortization of discount on short-term and long-term obligation	(210)	—
Income (loss) before provision for income taxes	7,386	(2,394)
Provision for income taxes	(2,731)	(1,847)
Net income (loss)	$4,655	$(4,241)
Net income (loss) per common share - basic and diluted	$0.02	$(0.02)
Shares used in per share calculation - basic	200,249	195,188
Shares used in per share calculation - diluted	205,688	195,188

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 28,	March 29,
	2015	2014
Net income (loss)	$4,655	$(4,241)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of $nil and $57	(334)	(163)
Change in fair value of investment securities, net of tax of $nil and ($6)	504	16
Other comprehensive income (loss)	170	(147)
Comprehensive income (loss)	$4,825	$(4,388)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 28,	December 27,
	2015	2014
ASSETS:
Current assets:
Cash and cash equivalents	$64,548	$112,570
Short-term investments	45,580	45,885
Accounts receivable, net of allowance for doubtful accounts of $795 (2014 - $795)	62,156	55,414
Inventories, net	35,685	37,949
Prepaid expenses and other current assets	14,348	16,473
Income taxes receivable	1,966	1,968
Prepaid income tax expenses	—	51
Deferred income tax assets	5,255	5,442
Total current assets	229,538	275,752
Investment securities	120,052	107,509
Investments and other assets	7,332	7,683
Prepaid income tax expenses	93	42
Property and equipment, net	37,370	37,311
Goodwill	283,239	283,239
Intangible assets, net	133,344	143,680
Deferred income tax assets	13,123	13,412
Income taxes receivable	465	457
	$824,556	$869,085
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$20,357	$23,360
Accrued liabilities	53,788	74,135
Credit facility	10,000	—
Income taxes payable	1,109	1,062
Liability for unrecognized tax benefit	14,820	16,076
Deferred income tax liabilities	7,644	7,644
Deferred income	3,944	4,530
Total current liabilities	111,662	126,807
Long-term obligations	25,008	36,305
Deferred income tax liabilities	54,209	53,493
Liability for unrecognized tax benefit	25,768	25,244
PMC special shares convertible into 205 (2014 - 278) shares of common stock	480	745
Stockholders’ equity:
Common stock, par value $.001: 900,000 shares authorized; 197,726 shares issued and outstanding (2014 - 199,518)	198	200
Additional paid in capital	1,603,388	1,595,609
Accumulated other comprehensive loss	(2,185)	(2,355)
Accumulated deficit	(993,972)	(966,963)
Total stockholders' equity	607,429	626,491
	$824,556	$869,085

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 28,	March 29,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$4,655	$(4,241)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,988	17,911
Stock-based compensation	6,693	6,191
Unrealized foreign exchange gain, net	(4,495)	(1,725)
Net amortization of premiums and accrued interest on investments	256	275
Asset impairments	—	770
Gain on investment securities and other	(32)	(29)
Accretion of discount on short-term and long-term obligations	210	—
Amortization of debt issuance costs	51	51
Changes in operating assets and liabilities:
Accounts receivable, net	(6,741)	(546)
Inventories, net	2,264	864
Prepaid expenses and other current assets	834	2,324
Accounts payable and accrued liabilities	(12,726)	(11,689)
Deferred taxes and income taxes payable	2,664	2,374
Deferred income	(586)	(1,921)
Net cash provided by operating activities	8,035	10,609
Cash flows from investing activities:
Purchases of property and equipment	(4,414)	(3,732)
Purchase of intangible assets	(441)	(481)
Redemption of short-term investments	7,926	1,800
Disposals of investment securities and other investments	15,429	14,064
Purchases of investment securities and other investments	(35,329)	(17,790)
Net cash used in investing activities	(16,829)	(6,139)
Cash flows from financing activities:
Installment payment in connection with previous business acquisition	(18,000)	—
Proceeds from credit facility	30,000	30,000
Repayment of credit facility	(20,000)	(55,000)
Proceeds from issuance of common stock	26,759	9,348
Repurchases of common stock	(57,222)	(11,496)
Net cash used in financing activities	(38,463)	(27,148)
Effect of exchange rate changes on cash and cash equivalents	(765)	(432)
Net decrease in cash and cash equivalents	(48,022)	(23,110)
Cash and cash equivalents, beginning of the period	112,570	100,038
Cash and cash equivalents, end of the period	$64,548	$76,928
Supplemental disclosures of cash flow information:
Cash paid for interest	$101	$198
Cash (payments) refunds received for income taxes, net	(69)	654

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.  Summary of Significant Accounting Policies

Description of business.  PMC-Sierra, Inc. (the “Company” or “PMC”) is a fabless semiconductor and software solution innovator transforming networks that connect, move, and store Big Data. The Company designs, develops, markets and supports semiconductor, embedded software, and board level solutions by integrating its mixed-signal, software and systems expertise through a network of offices in North America, Europe and Asia. Building on a track record of technology leadership, the Company is driving innovation across storage, optical and mobile networks.  PMC’s highly integrated solutions increase performance and enable next generation services to accelerate the network transformation.

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations.  These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014 filed with the SEC on February 24, 2015.  The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.  Fiscal 2015 will consist of 52 weeks and will end on Saturday, December 26, 2015.  Fiscal 2014 consisted of 52 weeks and ended on Saturday, December 27, 2014.  The first quarter of each of 2015 and 2014 consisted of 13 weeks.  The Company’s reporting currency is the United States (“U.S.”) dollar and presented in thousands unless otherwise stated.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU requires retrospective adoption and will be effective for us beginning in our first quarter of 2017.  Early adoption is permitted.  The Company is currently evaluating the effect of the adoption of this ASU on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective.  As currently issued, the new standard is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard allows for either full retrospective or modified retrospective adoption method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method or determined the effect of the standard on its ongoing financial reporting.

NOTE 2. Business Combinations

Acquisition of RAID Software License

On September 4, 2014 (“Effective Date”), PMC completed a transaction agreement with Hewlett-Packard Company (“HP”) to license core HP Smart Array (“RAID”) software, firmware and management technology (the “Transaction”) for total acquisition consideration of $52 million, accounted for using the acquisition method. With this technology, as well as with certain key employees who worked for HP as lead RAID software development engineers and who were transferred to PMC, PMC can provide more system value to new and existing enterprise, Hyperscale data center and channel customers.

The $52 million total acquisition consideration is payable in installments.  An initial payment of $10 million was made on the Effective Date and $18 million was paid on January 10, 2015.  The remaining $24 million is payable in two installments of $12 million each on January 10, 2016 and January 10, 2017.  Such installment payments are classified as financing activities in our condensed consolidated statement of cash flows.

Other Agreement with HP

Upon the closing of the Transaction, the Company also entered into an agreement with HP related to services and non-recurring engineering (“NRE”) which provides the framework for the development of future generations of RAID software for HP for a period of approximately two years from the Effective Date. During this period, HP will make cost reimbursement payments to the Company totaling $25 million, which are receivable in installments through April 2016. The Company received $3.3 million of the $25 million total cost reimbursement payments from HP in the first quarter of 2015 ($7.3 million since the Effective Date). Payments to the Company in accordance with this agreement are recorded as a reduction of research and development expense.

NOTE 3.  Derivative Instruments

The Company generates revenues in U.S. dollars but incurs a portion of its operating expenses in foreign currencies, primarily the Canadian dollar.  To minimize the short-term impact of foreign currency fluctuations on the Company’s operating expenses, the Company purchases forward currency contracts.    The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair values of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portion of cash flow hedges are adjusted to fair value through earnings. The Company de-designates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income (loss) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately recorded in earnings. The fair value of our derivative instruments are included in prepaid expenses and other assets or accrued liabilities.

The Company did not recognize any net gains or losses related to the de-designation of discontinued cash flow hedges during the three months ended March 28, 2015.  As at March 28, 2015 the Company had 151 forward currency contracts outstanding (March 29, 2014 - 24), all with maturities of less than 12 months, which qualified and were designated as cash flow hedges.  As of March 28, 2015, the U.S. dollar notional amount of these contracts was $39.2 million (March 29, 2014 - $22.5 million), and the contracts had an aggregate fair value loss of $0.3 million and $0.2 million for the three months ended March 28, 2015 and March 29, 2014, respectively. These were recorded in Accumulated Other Comprehensive Income (Loss), net of taxes of $nil (March 29, 2014 - $0.1 million).

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

In the first quarter of 2015, the Company reviewed and evaluated the observable market pricing data and volume of trading activity used in determining Level 1 and Level 2 assets and classified $13.8 million of investments as Level 2 that were reported as Level 1 at December 27, 2014.  The Company also classified $10.1 million of investments as Level 1 that were reported as Level 2 at December 27, 2014.  The Company’s derivative instruments are classified as Level 2 as of March 28, 2015 and December 27, 2014, as they are not actively traded and are valued using pricing models that use observable market inputs.  There were no Level 3 assets or liabilities at March 28, 2015 or December 27, 2014.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at March 28, 2015 and December 27, 2014, are summarized below:

	Fair value,
	March 28, 2015
(in thousands)	Level 1	Level 2
Assets:
Money market funds	$4,035	$—
Corporate bonds and notes	90,114	21,607
U.S. treasury and government agency notes	40,553	1,946
Foreign government and agency notes	51	11,130
U.S. state and municipal securities	—	231
Total assets	$134,753	$34,914

	Fair value,
	December 27, 2014
(in thousands)	Level 1	Level 2
Assets:
Money market funds	$8,729	$—
Corporate bonds and notes	88,401	17,030
U.S. treasury and government agency notes	38,283	1,387
Foreign government and agency notes	537	7,525
U.S. state and municipal securities	—	231
Total assets	$135,950	$26,173

These assets are included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.

Financial liabilities measured on a recurring basis are summarized below:

Fair value,
March 28, 2015
(in thousands)	Level 2
Current liabilities:
Forward currency contracts	$2,241

Fair value,
December 27, 2014
(in thousands)	Level 2
Current liabilities:
Forward currency contracts	$1,907

These are included in Accrued liabilities.

There were no assets or liabilities measured and recorded at fair value on a non-recurring basis as of March 28, 2015 and December 27, 2014.

NOTE 5.  Stock-Based Compensation

The Company has two stock-based compensation plans.  Neither of the Company’s stock-based awards under these plans are classified as liabilities.  The Company recorded stock-based compensation expense for the three months ended March 28, 2015 and March 29, 2014 as follows:

	Three Months Ended
	March 28,	March 29,
(in thousands)	2015	2014
Cost of revenues	$271	$241
Research and development	2,844	2,647
Selling, general and administrative	3,578	3,303
Total	$6,693	$6,191

The Company received cash of $26.8 million related to the issuance of stock-based awards during the three months ended March 28, 2015 (March 29, 2014 - $9.3 million).

Equity Award Plans

The Company issues its equity awards under the provisions of its equity plans. Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

Activity under the option plans during the three months ended March 28, 2015 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 27, 2014	18,316,720	$7.53	4.41	$32,598,999
Granted	30,000	$8.88		—
Exercised	(3,123,174)	$6.82		—
Forfeited	(3,802)	$6.83		—
Expired	(282,241)	$10.51		—
Outstanding, March 28, 2015	14,937,503	$7.63	4.49	$27,621,695
Vested and expected to vest, March 28, 2015	14,753,970	$7.64	4.43	$27,155,342
Exercisable, March 28, 2015	13,222,348	$7.76	3.97	$22,969,577

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at March 28, 2015.  Total forfeitures recorded amounted to $0.3 million and $0.8 million during the three months ended March 28, 2015, and March 29, 2014, respectively.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended
	March 28,	March 29,
	2015	2014
Expected life (years)	5.89	N/A
Expected volatility	31%	N/A
Risk-free interest rate	1.6%	N/A

The weighted average grant-date fair value per stock options granted during the three months ended March 28, 2015 was $2.81.  No stock options were granted during the three months ended March 29, 2014. The total intrinsic value of stock options exercised during the three months ended March 28, 2015 was $7.6 million (March 29, 2014 - $1.2 million).

As of March 28, 2015, there was $3.0 million of total unrecognized compensation costs related to unvested stock options granted under the plans, which is expected to be recognized over an average period of 2.5 years.

Restricted Stock Units

The Company has various stock award plans that allow for the issuance of Restricted Stock Units (“RSUs”) to employees and directors.

On February 25, 2015, the Company made its annual grant of RSU awards to Executives based on the second performance-based program tied to Non-GAAP operating income targets for 2015-2017. The total fair value of these 2015 grants was estimated at $3.8 million and will be recognized as compensation expense over the award’s vesting terms, with 34% vesting on February 25, 2016, 33% on February 25, 2017 and 33% vesting on February 25, 2018.

A summary of RSU activity during the three months ended March 28, 2015 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value
Unvested units at December 27, 2014	7,368,529	1.73	$67,200,984
Awarded	413,108		—
Released	(190,951)		—
Forfeited	(137,262)		—
Unvested units at March 28, 2015	7,453,424	1.55	$69,242,309
Restricted Stock Units expected to vest at March 28, 2015	6,541,680	1.45	$60,772,202

The intrinsic value of RSUs vested during the three months ended March 28, 2015 was $1.8 million. As of March 28, 2015, total unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested RSUs was $36.4 million, which is expected to be recognized over the next 2.5 years.

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

During the three months ended March 28, 2015, 909,832 shares were issued under the 2011 Plan at a weighted average price of $6.00 per share.  As of March 28, 2015, 3,470,376 shares were available for future issuance under the 2011 Plan compared to 4,380,208 as at December 27, 2014. The valuation inputs utilized to determine the grant date fair value per ESPP award granted were as follows:

	Three Months Ended
	March 28,	March 29,
	2015	2014
Expected life (years)	0.5	0.5
Expected volatility	34%	33%
Risk-free interest rate	0.07%	0.10%

The weighted average grant date fair value per ESPP award granted during the first three months of 2015 was $2.24.  The total intrinsic value of ESPP shares issued during the first three months of 2015 was $2.8 million.

As of March 28, 2015, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.2 million which is expected to be recognized over the next four months.

NOTE 6.  Balance Sheet Items

a.	Inventories.

Inventories (net of reserves of $7.5 million and $7.8 million at March 28, 2015 and December 27, 2014, respectively) were as follows:

	March 28,	December 27,
(in thousands)	2015	2014
Work-in-progress	$16,838	$17,438
Finished goods	18,847	20,511
	$35,685	$37,949

b.	Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment.  The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs and periodically reassess these estimates as actual warranty activities occur.  The changes in the Company’s accrued warranty obligations from December 27, 2014 to March 28, 2015, and from December 28, 2013 to March 29, 2014 were as follows:

	Three Months Ended
	March 28,	March 29,
(in thousands)	2015	2014
Balance, beginning of the period	$1,756	$2,163
Accrual for new warranties issued	246	124
Reduction for payments and product replacements	(134)	(195)
Adjustments related to revisions and changes in estimate of warranty accrual	—	(88)
Balance, end of the period	$1,868	$2,004

The Company’s accrual for warranty obligations is included in Accrued liabilities in the interim Condensed Consolidated Balance Sheet.

NOTE 7.  Investment Securities

The Company’s available for sale investments, by investment type, consists of the following at March 28, 2015 and December 27, 2014:

	March 28, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$4,035	—	$—	$4,035
Total cash equivalents	4,035	—	—	4,035
Short-term investments:
Corporate bonds and notes	42,724	469	(3)	43,190
US treasury and government agency notes	1,520	86	—	1,606
Foreign government and agency notes	500	53	—	553
US states and municipal securities	230	1	—	231
Total short-term investments	44,974	609	(3)	45,580
Long-term investment securities:
Corporate bonds and notes	68,434	132	(35)	68,531
US treasury and government agency notes	40,815	86	(8)	40,893
Foreign government and agency notes	10,632	4	(8)	10,628
Total long-term investment securities	119,881	222	(51)	120,052
Total	$168,890	$831	$(54)	$169,667

*Gross unrealized gains include accrued interest on investments of $0.6 million which are included in the Consolidated Statement of Operations.  The remainder of the gross unrealized gains and losses are included in the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

	December 27, 2014
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

*Gross unrealized gains include accrued interest on investments of $0.6 million which are included in the Consolidated Statement of Operations.  The remainder of the gross unrealized gains and losses are included in the Consolidated Balance Sheet as Accumulated other comprehensive income (loss).

As of March 28, 2015 and December 27, 2014, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis.  Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.  As of March 28, 2015, the Company determined that all the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

Contractual maturities as of March 28, 2015 of the Company’s investment securities do not exceed three years.  The majority of the contractual maturities are two to three years, and the balance has maturities of one year or less.

NOTE 8. Credit Facility

As of March 28, 2015, the Company had an available revolving line of credit with a bank under which the Company may borrow up to $100 million, of which $10 million was drawn (December 27, 2014 - $nil). The Company may request, from time to time, and subject to customary conditions, including receipt of commitments, that the revolving credit facility be increased by an aggregate amount not to exceed $150 million.  Interest payments are based on LIBOR plus margins, where margins ranges from 1.75% to 2.25% per annum based on the Company’s leverage ratio.  The revolving credit facility is available for general corporate purposes. The credit facility is collateralized by substantially all of the Company’s personal property. The Company’s obligations under the credit facility are jointly and severally guaranteed by material wholly-owned domestic subsidiaries of the Company.

On April 27, 2015, the Company repaid the $10 million outstanding balance as of March 28, 2015.

NOTE 9.  Income Taxes

The Company recorded a provision for income taxes of $2.7 million and $1.8 million for the three months ended March 28, 2015 and March 29, 2014, respectively.

The Company’s effective tax rate was 37% and (77%) for the three months ended March 28, 2015 and March 29, 2014, respectively.  For each of the first quarters of 2015 and 2014, the difference between the Company’s effective tax rate and the 35% federal statutory rate results primarily from changes in accruals related to unrecognized tax benefits and non-deductible amortization of intangible assets, partially offset by foreign earnings eligible for tax rates lower than the federal statutory rate.  In addition, for the three months ended March 29, 2014, the Company’s tax rate was negative due to a recorded tax expense on pretax loss.

As of March 28, 2015 and December 27, 2014, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $40.6 million and $41.3 million, respectively. The ultimate recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 10.  Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 28,	March 29,
(in thousands, except per share amounts)	2015	2014
Numerator:
Net income (loss)	$4,655	$(4,241)
Denominator:
Basic weighted average common shares outstanding (1)	200,249	195,188
Dilutive effect of employee stock options and awards	5,439	—
Diluted weighted average common shares outstanding (1)	205,688	195,188

Basic and diluted net income (loss) per share	$0.02	$(0.02)

(1)	PMC-Sierra Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the three months ended March 29, 2014, the Company had approximately 3.1 million of stock options and Restricted Stock Units that were not included in the diluted net loss per share because they would have been anti-dilutive.

NOTE 11.  Stock Repurchase Program

On February 9, 2015, the Board of Directors of the Company authorized a new share repurchase program for up to $75 million of its common stock.  This new program increased the total remaining repurchase authorization to $102.1 million, including the $27.1 million that remained available for repurchases under the $275 million 2012 share repurchase authorization as of December 27, 2014. For the three months ended March 28, 2015 and March 29, 2014, the Company repurchased 6.1 million and 1.4 million shares for a total cash cost of $57.2 million and $8.9 million, respectively. The repurchased shares were retired immediately.  Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.  As of March 28, 2015, the Company had completed $385.1 million of the total announced $430.0 million stock repurchase programs since 2011.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “becoming,” “transitioning” and similar expressions to identify such forward-looking statements.  Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources and liquidity sufficiency, sources of liquidity, capital expenditures, interest and other financial income and expenses, restructuring activities, cash commitments, purchase commitments, use of cash, our expectation regarding our amortization of purchased intangible assets, our expectations regarding our business acquisitions, and our expectation regarding distribution from certain investments. Such statements, particularly in the “Business Outlook” section, are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. (See also “Risk Factors” Part II, Item 1A. and our other filings with the Securities and Exchange Commission (“SEC”)). Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the filing date of this Quarterly Report.

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

Results of Operations

First quarters of 2015 and 2014

Net revenues

	First Quarter
($ millions)	2015	2014	Change
Net revenues	$133.1	$126.5	5%

Overall net revenues for the first quarter of 2015 were $133.1 million, an increase of $6.6 million, or 5% compared to the first quarter of 2014, mainly due to higher sales volumes of our Storage network products driven by an increase in sales of our Serial Attached SCSI (“SAS”) products.  This was partially offset by lower sales volumes of our Optical and Mobile network products.

 Storage represented 73% of our net revenues in the first quarter of 2015 compared to 69% in the same period of 2014. Storage net revenues increased by $9.5 million compared to the same quarter in 2014 mainly due to an increase in sales volume of our SAS products.  On a sequential basis, Storage net revenues were lower by $1.9 million due to seasonal declines in the storage end markets, partially offset by an increase on sales volumes from SAS products related to the transition from 6G to 12G SAS interconnect products by our customers.

Optical represented 17% of our net revenues in the first quarter of 2015 compared to 19% in the same period of 2014. Optical net revenues decreased by $1.0 million compared to the same quarter in 2014 mainly due to a decrease in sales from our Fiber-to-the-Home (“FTTH”) products due to lower customer demands partially offset by an increase mainly from higher volume of sales from our Optical Transport Network (“OTN”) products due to Long-Term Evolution (“LTE”) deployments in the China and U.S. markets.  On a sequential basis, Optical net revenues decreased by $1.4 million mainly due to a lower volume of sales from our OTN products as a result of a temporary slowdown of LTE base station deployments in the China and U.S. markets.

Mobile represented 10% of our net revenues for the first quarter of 2015 compared to 12% in the same period of 2014. Mobile net revenues decreased by $1.8 million compared to the first quarter of 2014 mainly due to lower sales volumes of our WinPath family of processors due design losses, partially offset by an increase in sales volumes of our Remote Radio Head products due to customer production ramps.  On a sequential basis, Mobile revenues decreased by $0.4 million due mainly to a temporary decline in deployments of Remote Radio Head products following a surge in the second half of 2014.

Gross profit

	First Quarter
($ millions)	2015	2014	Change
Gross profit	$93.1	$88.9	5%
Percentage of net revenues	70%	70%

Our gross profit increased by $4.2 million in the first quarter of 2015 mainly due to higher net revenues compared to the same period in 2014.  Gross profit as a percentage of net revenues remained consistent at 70% in the first quarter of 2015 compared to the same period in 2014.

Operating expenses

	First Quarter
($ millions)	2015	2014	Change
Research and development, net	$48.9	$50.1	(2)%
Percentage of net revenues	37%	40%
Selling, general and administrative	$30.1	$29.3	3%
Percentage of net revenues	23%	23%
Amortization of purchased intangible assets	$9.3	$12.3	(24)%
Percentage of net revenues	7%	10%

Research and Development, net and Selling, General and Administrative Expenses

Our research and development, net (“R&D”) expenses decreased $1.2 million, or 2% compared to the same period last year.  This was primarily the result of lower tape-out related activities in the first quarter of 2015 compared to the same quarter of 2014, partially offset by an increase in obligations associated with our foreign-employee pension liability.  On a sequential basis, R&D expenses were $2.0 million lower in the first quarter of 2015 compared to the fourth quarter of 2014.  This was mainly due to lower tape-out related activities partially offset by increases in payroll related costs including annual reset of employee benefits at the beginning of the year.

Selling, general and administrative (“SG&A”) expenses were $0.7 million, or 3% higher in the first quarter of 2015 compared to the same period last year, mainly due to an increase in payroll related costs and termination costs, partially offset by the favorable impact of one-time asset impairments and lease exit costs incurred in the first quarter of 2014 not incurred in 2015.  On a sequential basis, SG&A expenses were $0.7 million higher in the first quarter of 2015 compared to the fourth quarter of 2014.  This is mainly due to an increase in payroll related costs including annual reset of employee benefits at the beginning of the year and termination costs, partially offset by a decrease in professional fees.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to license of existing technologies, developed technology, in-process research and development, customer relationships, and trademarks decreased by $3.0 million in the first quarter of 2015 compared to the same period in 2014 mainly due to certain intangible assets that reached the end of their amortization period during 2014, partially offset by amortization of intangible assets acquired from HP during the third quarter of 2014.

Other income (expense) and Provision for income taxes

	First Quarter
($ millions)	2015	2014	Change
Foreign exchange gain	$2.6	$0.5	388%
Financial income, net	$0.2	$—	100%
Gain on investment securities and other investments	$0.1	$0.1	-%
Amortization of debt issuance costs	$(0.1)	$(0.1)	-%
Amortization of discount on short-term and long-term obligation	$(0.2)	$—	100%
Provision for income taxes	$(2.7)	$(1.8)	48%

Foreign exchange gain

We recorded a net foreign exchange gain of $2.6 million in the first quarter of 2015 compared to a net foreign exchange gain of $0.5 million in the first quarter of 2014.  This was primarily due to a  foreign exchange revaluation of our foreign denominated assets and liabilities which are primarily denominated in the Canadian dollar and Israeli Shekel driven in part by the U.S. dollar appreciating by approximately 8% during the first quarter of 2015 compared to approximately 3% during the first quarter of 2014, against currencies applicable to our foreign operations.

Financial income, net

Financial income, net was $0.2 million in the first quarter of 2015 compared to $nil in the first quarter of 2014.

Gain on investment securities and other

We recorded a gain on sale of investment securities and other investments of $0.1 million related to the disposition of investment securities and other investments in the first quarters of 2015 and 2014.

Amortization of debt issuance costs

In the first quarters of 2015 and 2014, we amortized $0.2 million of debt issuance costs relating to our credit facility obtained during the third quarter of 2013.

Accretion of discount on short-term and long-term obligations

In the first quarter of 2015, we recorded accretion of discount on short-term and long-term obligations of $0.2 million relating to our obligation from the acquisition of HP RAID software license during the third quarter of 2014.

Provision for income taxes

In the first quarter of 2015, the provision for income taxes was $2.7 million, or 48% higher than in the first quarter of 2014, mainly due to changes in accruals for unrecognized tax benefits and non-deductible amortization of intangible assets, partially offset by a decrease in the amortization of prepaid taxes.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our interim condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect our reported assets, liabilities, revenue and expenses, and related disclosure of our contingent assets and liabilities.  For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our interim condensed consolidated financial statements, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Critical Accounting Policies and Estimates section and Item 8. Financial Statements and Supplementary Data, the Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 27, 2014, which also provides commentary on our most critical accounting estimates.  Since our fiscal year ended December 27, 2014, there have been no material changes in our critical accounting policies and estimates.

Business Outlook

The following is our outlook for the three months ending June 27, 2015 and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure:

(in millions, except for percentages)	GAAP Measure	Reconciling items		Non-GAAP measure
Net revenues	$128.0 - $138.0	N/A		$128.0 - $138.0
Gross profit %	69.8% - 70.8%	0.2%	(a)	70.0% - 71.0%
Operating expenses	$84.6 - $87.6	$14.6 - $15.6	(b)	$70.0 - $72.0
Provision for income taxes	$2.2 - $3.6	$1.0 - $2.0	(c)	$1.2 - $1.6

(a)

This percentage relates to stock-based compensation expense.  Stock-based compensation expense as a percentage of gross profit can vary depending on the volume of products sold given that many of our costs are fixed.  The gross profit percentage will also vary depending on the mix of products sold.

(b)	The referenced amount consists of $5.3 million to $6.3 million of stock-based compensation expense and $9.3 million of amortization of purchased intangible assets.

(c)	$1.0 million to $2.0 million of income tax provision relates to interest in arrears relating to unrecognized tax benefits, prepaid tax amortization, tax deductible goodwill and other items.

The above non-GAAP information is provided as a supplement to the Company's condensed consolidated financial statements presented in accordance with GAAP.  A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.  The Company believes that the additional non-GAAP measures are useful to investors for the purpose of financial analysis.  Management uses these measures internally to evaluate the Company's in-period operating performance before gains, losses and other charges that are considered by management to be outside of the Company's core operating results.  In addition, the measures are used for planning and forecasting of the Company's future periods.  However, non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures.  Other companies may use different non-GAAP measures and presentation of results.

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, our short-term investments and long-term investment securities. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock.  The combination of cash, cash equivalents, short-term investments and long-term investment securities at March 28, 2015 and December 27, 2014 totaled $220.2 million and $266.0 million, respectively, net of $10.0 million and $nil outstanding on our credit facility as of March 28, 2015 and December 27, 2014, respectively.  On April 27, 2015, we repaid the $10 million outstanding balance on our credit facility as of March 28, 2015.

Our credit facility is a revolving line of credit with a bank under which we may borrow up to $100 million.  The credit agreement contains customary representations and warranties, affirmative covenants and negative covenants with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including, without limitation, restrictions and limitations on dividends, asset sales, the ability to incur additional debt and additional liens and certain financial covenants.  As of March 28, 2015, the Company was in compliance with these covenants.

As of March 28, 2015, the amount of cash and short-term and long-term investments held by our foreign subsidiaries was $223.2 million.  Our intent is and we have the ability to indefinitely reinvest these funds outside the U.S.  If the funds held by our foreign subsidiaries are needed for our operations in the U.S., or are otherwise repatriated into the U.S., we could be required to accrue and pay taxes to repatriate these funds, which could reduce the net funds available to the Company.

In the future, we expect our cash on hand and cash generated from operations, together with our short-term investments, long-term investment securities and revolving line of credit, to be our primary sources of liquidity (see Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 4. Fair Value Measurements).

Operating Activities

We generated cash from operations of $8.0 million in the first quarter of 2015 compared to $10.6 million in the first quarter of 2014.  Our positive operating cash flows in the first quarter of 2015 were mainly driven by the favorable impact of non-cash adjustments of $21.7 million, which are comprised of $15.0 million of amortization and depreciation expense (first quarter of 2014 - $17.9 million) and $6.7 million of stock-based compensation (first quarter of 2014 - $6.2 million), partially offset by a net decrease in working capital due to timing of accounts receivable collections and payment of prior period accruals during the first quarter of 2015.

Investing Activities

We had a net outflow of cash of $16.8 million from investing activities in the first quarter of 2015 compared to a net cash outflow of $6.1 million in the same period in 2014. During the first quarter of 2015, we used $35.3 million to purchase investment securities (first quarter of 2014 - $17.8 million), which is a typical use for our excess cash, and generated $23.4 million from redemptions and sales of such investments securities compared to $15.9 million in the first quarter of 2014.  We also invested $4.9 million through the purchase of property and equipment and intangible assets in the first quarter of 2015 compared to $4.2 million in the same period in 2014.

Financing Activities

We had a net outflow of cash of $38.5 million from financing activities in the first quarter of 2015 compared to a net cash outflow of $27.1 million in the first quarter of 2014.  During the first quarter of 2015, we borrowed $30.0 million from our credit facility and repaid $20.0 million compared to $30 million and $55 million borrowed and repaid during the first quarter of 2014.  We also repurchased common stock for $57.2 million in the first quarter of 2015 compared to $11.5 million in the first quarter of 2014.  This was partially offset by $26.8 million proceeds from employee related stock issuances in the first quarter of 2015 compared to $9.3 million during the first quarter of 2014.  In addition, on January 10, 2015, the Company made an $18 million second installment payment related to the Company’s acquisition of HP’s RAID software license (see Note 2. Business Combinations).

Contractual Obligations

As of March 28, 2015, we had cash commitments comprised of the following:

	Payments due in:
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations:
Minimum Rental Payments	$49,596	$10,036	$17,101	$13,333	$9,126
Estimated Operating Cost Payments	11,465	2,940	4,865	3,382	278
Purchase and Other Obligations	3,196	2,869	327	—	—
Acquisition Consideration Installment Payments	24,000	12,000	12,000	—	—
Total	$88,257	$27,845	$34,293	$16,715	$9,404

In addition to the amounts shown in the table above, as of March 28, 2015, we have $40.6 million recorded as a liability for unrecognized tax benefits and $9.2 million recorded long-term obligations for employee severance, health, and pension benefits that are payable only upon termination, retirement or death of the respective employee, and we are uncertain as to the ultimate amount and timing of settlement of these potential liabilities.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development and other long term purchase obligations.  Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business.  We estimate these other commitments to be approximately $54.7 million at March 28, 2015 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $13.8 million of cash in the remainder of 2015 for purchases of property and equipment and intellectual property.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion regarding our risk management activities contains “forward-looking statements” that involve risks and uncertainties.  Actual results may differ materially from those included in the forward-looking statements.

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

Based on a sensitivity analysis performed on the financial instruments held at March 28, 2015, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 100 basis points would result in a decline of approximately $2.4 million or an increase of approximately $2.0 million, respectively.  The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies.  We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada.  In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks.  As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments.  We limit the forward contracts operational period to 12 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.  In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required.  If the counterparties to our foreign forward currency contracts that matured in the first quarter of 2015 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the first quarter of 2015 would have increased by $1.8 million.  See Part I. Financial Information, Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions.  In the first quarter of 2015, we recorded a $2.2 million foreign exchange gain on the revaluation of our net tax liabilities in a foreign jurisdiction.  The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the United States dollar against other currencies.  Our operating income would be materially impacted by a shift in the foreign exchange rates between United States and foreign currencies that are material to our business.  For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our first quarter 2015 pre-tax income by approximately $1.4 million.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 28, 2015 our disclosure controls and procedures are designed at a reasonable assurance level and are effective at that reasonable assurance level.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the first quarter ended March 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on a limited number of customers for large portions of our net revenues. During the first quarter of 2015 and in fiscal years 2014, 2013, and 2012, we had two end customers that accounted for more than 10% of our net revenues, namely HP and EMC.

During the first quarter of 2015 and in fiscal years 2014, 2013, and 2012, our top ten customers accounted for more than 60% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We do not have employment agreements in place with many of our key personnel. As employee incentives, we issue common stock options, restricted stock, and performance-based restricted stock which are subject to vesting.  In addition, stock options are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The equity awards to employees are effective as retention incentives only if they have economic value, which at times could be difficult to maintain given the substantial variability in our stock price.

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

Increasingly our customers require warranty protection for periods beyond our standard warranty and for expansive remedies that include direct and indirect damages.  We negotiate these “epidemic failure warranty” provisions rigorously and seek liability caps but, nonetheless, this extraordinary warranty exposure may adversely affect our financial results.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $2.2 million foreign exchange gain on the revaluation of our income tax liability in the first quarter of 2015 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $1.4 million impact to our first quarter 2015 pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In the first quarter of 2015, three outside wafer foundries supplied approximately 99% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves.  As a result, we may not have access to adequate capacity or certain process technologies. We also have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough or at an acceptable cost to satisfy our production requirements.

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

We have operations, concentrated primarily on research and development, located in Israel and India that employ approximately 99 and 172 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 28, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
December 28, 2014 - January 24, 2015	—	$—	—	$27.1
January 25 - February 21, 2015	2,510,193	9.32	2,510,193	$78.7
February 22 - March 28, 2015	3,555,826	9.51	3,555,826	$44.9
Total	6,066,019	$9.43	6,066,019

(1) On March 13, 2012, the Company announced a $275 million stock repurchase program with no expiry date.  On February 9, 2015, the Company announced a $75 million stock repurchase program with no expiry date.

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

PMC-SIERRA, INC.
(Registrant)

Date:	May 7, 2015	/s/ Steven J. Geiser
Steven J. Geiser
Vice President,
Chief Financial Officer and
Principal Accounting Officer