Form 10-Q
period 2015-06-27
PMC SIERRA INC
filed 2015-08-05
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 27, 2015

or

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

As of July 29, 2015, the registrant had 193,417,198 shares of Common Stock, $0.001 par value, outstanding.

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net revenues	$124,767	$126,822	$257,838	$253,290
Cost of revenues (excluding amortization of purchased intangible assets below)	38,434	36,824	78,414	74,388
Gross profit	86,333	89,998	179,424	178,902
Research and development, net	55,833	49,388	104,699	99,536
Selling, general and administrative	30,488	28,991	60,539	58,331
Amortization of purchased intangible assets	9,269	9,948	18,586	22,277
(Loss) Income from operations	(9,257)	1,671	(4,400)	(1,242)
Other income (expense):
Foreign exchange (loss) gain	(948)	(789)	1,646	(257)
Interest and other financial income, net	317	114	481	123
Gain on investment securities and other investments	25	46	57	75
Amortization of debt issuance costs	(51)	(51)	(102)	(102)
Accretion of discount on short-term and long-term obligation	(180)	—	(390)	—
(Loss) income before income taxes	(10,094)	991	(2,708)	(1,403)
Benefit from (provision for) income taxes	1,515	(4,471)	(1,216)	(6,318)
Net loss	$(8,579)	$(3,480)	$(3,924)	$(7,721)
Net loss per common share - basic and diluted	$(0.04)	$(0.02)	$(0.02)	$(0.04)
Shares used in per share calculation - basic and diluted	195,732	196,114	197,991	195,651

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net loss	$(8,579)	$(3,480)	$(3,924)	$(7,721)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of nil, ($243), nil, and ($185)	2,354	691	2,020	528
Change in fair value of investment securities, net of tax of nil, ($28), nil, and ($34)	(262)	81	242	97
Other comprehensive income	2,092	772	2,262	625
Comprehensive loss	$(6,487)	$(2,708)	$(1,662)	$(7,096)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 27,	December 27,
	2015	2014
ASSETS:
Current assets:
Cash and cash equivalents	$64,864	$112,570
Short-term investments	45,386	45,885
Accounts receivable, net of allowance for doubtful accounts of $735 (2014 - $795)	58,141	55,414
Inventories, net	36,165	37,949
Prepaid expenses and other current assets	14,097	16,473
Income taxes receivable	1,554	1,968
Prepaid income taxes	—	51
Deferred income tax assets	5,008	5,442
Total current assets	225,215	275,752
Investment securities	131,508	107,509
Investments and other assets	7,629	7,683
Prepaid income taxes	93	42
Property and equipment, net	37,413	37,311
Goodwill	283,239	283,239
Intangible assets, net	125,808	143,680
Deferred income tax assets	13,186	13,412
Income taxes receivable	459	457
	$824,550	$869,085
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$18,848	$23,360
Accrued liabilities	71,108	74,135
Credit facility	37,000	—
Income taxes payable	44	1,062
Liability for unrecognized tax benefit	15,153	16,076
Deferred income tax liabilities	7,646	7,644
Deferred income	4,371	4,530
Total current liabilities	154,170	126,807
Long-term obligations	24,718	36,305
Deferred income tax liabilities	53,028	53,493
Liability for unrecognized tax benefit	26,036	25,244
PMC special shares convertible into 205 (2014 - 278) shares of common stock	480	745
Stockholders’ equity:
Common stock, par value $0.001: 900,000 shares authorized; 193,311 shares issued and outstanding (2014 - 199,518)	193	200
Additional paid in capital	1,590,372	1,595,609
Accumulated other comprehensive loss	(93)	(2,355)
Accumulated deficit	(1,024,354)	(966,963)
Total stockholders' equity	566,118	626,491
	$824,550	$869,085

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 27,	June 28,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,924)	$(7,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,058	33,278
Stock-based compensation	12,804	11,106
Unrealized foreign exchange gain, net	(4,398)	(1,264)
Net amortization of premiums and accrued interest on investments	390	390
Asset impairments	252	770
Gain on investment securities and other investments	(57)	(74)
Accretion of discount on short-term and long-term obligations	390	—
Amortization of debt issuance costs	102	102
Gain on exit of lease agreement	(696)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,727)	(2,249)
Inventories, net	1,784	(311)
Prepaid expenses and other current assets	1,055	3,068
Accounts payable and accrued liabilities	5,163	(2,234)
Deferred taxes and income taxes payable	1,382	6,447
Deferred income	(159)	(2,292)
Net cash provided by operating activities	41,419	39,016
Cash flows from investing activities:
Purchases of property and equipment	(8,850)	(8,054)
Purchase of intangible assets	(3,845)	(733)
Redemption of short-term investments	13,466	3,535
Disposals of investment securities and other investments	29,973	25,538
Purchases of investment securities and other investments	(67,515)	(41,966)
Net cash used in investing activities	(36,771)	(21,680)
Cash flows from financing activities:
Installment payment in connection with previous business acquisition	(18,000)	—
Proceeds from credit facility	102,000	30,000
Repayment of credit facility	(65,000)	(60,000)
Proceeds from issuance of common stock	31,342	10,615
Repurchases of common stock	(102,108)	(11,496)
Net cash used in financing activities	(51,766)	(30,881)
Effect of exchange rate changes on cash and cash equivalents	(588)	95
Net decrease in cash and cash equivalents	(47,706)	(13,450)
Cash and cash equivalents, beginning of the period	112,570	100,038
Cash and cash equivalents, end of the period	$64,864	$86,588
Supplemental disclosures of cash flow information:
Cash paid for interest	$(251)	$(206)
Cash (payments) refunds (made) received for income taxes, net	$(352)	$272

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations.  These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014 filed with the SEC on February 24, 2015.  The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.  Fiscal 2015 will consist of 52 weeks and will end on Saturday, December 26, 2015.  Fiscal 2014 consisted of 52 weeks and ended on Saturday, December 27, 2014.  The second quarter of each of 2015 and 2014 consisted of 13 weeks.  The Company’s reporting currency is the United States (“U.S.”) dollar and presented in thousands unless otherwise stated.

Estimates. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates are used for, but not limited to, stock-based compensation, purchase accounting assumptions including those used to calculate the fair value of intangible assets and goodwill, the valuation of investments, accounting for doubtful accounts, inventory reserves, depreciation and amortization, asset impairments, revenue recognition, sales returns, warranty costs, restructuring costs, income taxes including uncertain tax positions, accounting for employee benefit plans, and contingencies.  Actual results could differ materially from these estimates.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU requires retrospective adoption and will be effective for us beginning in our first quarter of 2017.  Early adoption is permitted. ASU 2015-13 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard allows for either full retrospective or modified retrospective adoption method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017.  The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, adoption date, or determined the effect of the standard on its ongoing financial reporting.

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

Other Agreement with HP

Upon the closing of the Transaction, the Company also entered into an agreement with HP related to services and non-recurring engineering (“NRE”) which provides the framework for the development of future generations of RAID software for HP for a period of approximately two years from the Effective Date. During this period, HP will make cost reimbursement payments to the Company totaling $25 million, which are receivable in installments through April 2016. The Company received $3.25 million of the $25 million total cost reimbursement payments from HP in the second quarter of 2015 ($6.5 million in the first six months of 2015 and $10.5 million since the Effective Date). Payments to the Company in accordance with this agreement are recorded as a reduction of research and development expense.

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

The Company did not recognize any net gains or losses related to the de-designation of discontinued cash flow hedges during the six months ended June 27, 2015.  As at June 27, 2015 the Company had 122 forward currency contracts outstanding (June 28, 2014 - 14), all with maturities of less than 12 months, which qualified and were designated as cash flow hedges.  As of June 27, 2015, the U.S. dollar notional amount of these contracts was $55.0 million (June 28, 2014 - $13.0 million), and the contracts had an aggregate fair value gain of $2.4 million and $0.7 million for the three months ended June 27, 2015 and June 28, 2014, respectively (aggregate fair value gain of $2.0 million and $0.5 million for the six months ended June 27, 2015 and June 28, 2014, respectively).  These were recorded in Accumulated other comprehensive loss, net of taxes.

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

In the second quarter of 2015, the Company reviewed and evaluated the observable market pricing data and volume of trading activity used in determining Level 1 and Level 2 assets and classified $13.7 million of investments as Level 2 that were reported as Level 1 at December 27, 2014.  The Company also classified $8.9 million of investments as Level 1 that were reported as Level 2 at December 27, 2014.  The Company’s derivative instruments are classified as Level 2 as of June 27, 2015 and December 27, 2014, as they are not actively traded and are valued using pricing models that use observable market inputs.  There were no Level 3 assets or liabilities at June 27, 2015 or December 27, 2014.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at June 27, 2015 and December 27, 2014, are summarized below:

	Fair value,
	June 27, 2015
(in thousands)	Level 1	Level 2
Assets:
Money market funds	$3,465	$—
Corporate bonds and notes	92,929	27,262
U.S. treasury and government agency notes	44,188	1,339
Foreign government and agency notes	—	10,944
U.S. state and municipal securities	—	232
Forward currency contracts	—	157
Total assets	$140,582	$39,934

	Fair value,
	December 27, 2014
(in thousands)	Level 1	Level 2
Assets:
Money market funds	$8,729	$—
Corporate bonds and notes	88,401	17,030
U.S. treasury and government agency notes	38,283	1,387
Foreign government and agency notes	537	7,525
U.S. state and municipal securities	—	231
Total assets	$135,950	$26,173

These assets are included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.

Financial liabilities measured on a recurring basis are summarized below:

Fair value,
June 27, 2015
(in thousands)	Level 2
Current liabilities:
Forward currency contracts	$45

Fair value,
December 27, 2014
(in thousands)	Level 2
Current liabilities:
Forward currency contracts	$1,907

These are included in Accrued liabilities.

There were no assets or liabilities measured and recorded at fair value on a non-recurring basis as of June 27, 2015 and December 27, 2014.

NOTE 5.  Stock-Based Compensation

The Company has two stock-based compensation plans.  Neither of the Company’s stock-based awards under these plans are classified as liabilities.  The Company recorded stock-based compensation expense for the three and six months ended June 27, 2015 and June 28, 2014 as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands)	2015	2014	2015	2014
Cost of revenues	$266	$214	$537	$455
Research and development, net	2,400	1,903	5,244	4,550
Selling, general and administrative	3,445	2,798	7,023	6,101
Total	$6,111	$4,915	$12,804	$11,106

The Company received cash of $31.3 million related to the issuance of stock-based awards during the six months ended June 27, 2015 (June 28, 2014 - $10.6 million).

Equity Award Plans

The Company issues its equity awards under the provisions of its equity plans. Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

Activity under the option plans during the six months ended June 27, 2015 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 27, 2014	18,316,720	$7.53	4.41	$32,598,999
Granted	30,000	$8.88		—
Exercised	(3,848,159)	$6.73		—
Forfeited	(126,839)	$6.55		—
Expired	(313,441)	$10.46		—
Outstanding, June 27, 2015	14,058,281	$7.70	4.16	$20,210,660
Vested and expected to vest, June 27, 2015	13,921,444	$7.71	4.05	$19,930,285
Exercisable, June 27, 2015	12,660,615	$7.82	3.69	$17,076,637

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at June 27, 2015.  Total forfeitures recorded amounted to $0.5 million and $1.4 million during the six months ended June 27, 2015, and June 28, 2014, respectively.

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

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Six Months Ended
	June 27,	June 28,
	2015	2014
Expected life (years)	5.9	N/A
Expected volatility	31%	N/A
Risk-free interest rate	1.6%	N/A

The weighted average grant-date fair value per stock options granted during the six months ended June 27, 2015 was $2.81.  No stock options were granted during the three months ended June 27, 2015 and six months ended June 28, 2014. The total intrinsic value of stock options exercised during the six months ended June 27, 2015 was $9.3 million (June 28, 2014 - $1.6 million).

As of June 27, 2015, there was $2.5 million of total unrecognized compensation costs related to unvested stock options granted under the plans, which is expected to be recognized over an average period of 2.4 years.

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

A summary of RSU activity during the six months ended June 27, 2015 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value
Unvested units at December 27, 2014	7,368,529	1.73	$67,200,984
Awarded	659,694	-	—
Released	(609,901)	-	—
Forfeited	(453,677)	-	—
Unvested units at June 27, 2015	6,964,645	1.40	$61,637,108
Restricted Stock Units expected to vest at June 27, 2015	6,193,026	1.31	$54,808,280

The intrinsic value of RSUs vested during the six months ended June 27, 2015 was $5.3 million. As of June 27, 2015, total unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested RSUs was $32.9 million, which is expected to be recognized over the next 2.4 years.

Employee Stock Purchase Plan (“ESPP”)

The Company’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was approved by stockholders at the 2010 Annual Meeting.  The 2011 Plan became effective on February 11, 2011.  Up to 12,000,000 shares of our Common Stock have been initially reserved for issuance under the 2011 Plan.   At the Company’s 2015 annual stockholders meeting, the stockholders approved an increase of 7,000,000 shares of Common Stock to the 2011 Plan.

During the six months ended June 27, 2015, 909,832 shares were issued under the 2011 Plan at a weighted average price of $6.00 per share.  As of June 27, 2015, 3,470,376 shares were available for future issuance under the 2011 Plan compared to 4,380,208 as at December 27, 2014. The valuation inputs utilized to determine the grant date fair value per ESPP award granted were as follows:

	Six Months Ended
	June 27,	June 28,
	2015	2014
Expected life (years)	0.5	0.5
Expected volatility	34%	35%
Risk-free interest rate	0.1%	0.1%

The weighted average grant date fair value per ESPP award granted during the first six months of 2015 was $2.24.  The total intrinsic value of ESPP shares issued during the first six months of 2015 was $2.8 million.   No ESPP awards were granted during the three months ended June 27, 2015 and June 28, 2014.

As of June 27, 2015, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $0.4 million which is expected to be recognized in the third quarter of 2015.

NOTE 6.  Balance Sheet Items

a.	Inventories.

Inventories (net of reserves of $7.9 million and $7.8 million at June 27, 2015 and December 27, 2014, respectively) were as follows:

	June 27,	December 27,
(in thousands)	2015	2014
Work-in-progress	$16,824	$17,438
Finished goods	19,341	20,511
	$36,165	$37,949

b.	Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment.  The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs and periodically reassess these estimates as actual warranty activities occur.  The changes in the Company’s accrued warranty obligations from December 27, 2014 to June 27, 2015, and from December 28, 2013 to June 28, 2014 were as follows:

	Six Months Ended
	June 27,	June 28,
(in thousands)	2015	2014
Balance, beginning of the period	$1,756	$2,163
Accrual for new warranties issued	389	222
Reduction for payments and product replacements	(271)	(344)
Adjustments related to revisions and changes in estimate of warranty accrual	—	(88)
Balance, end of the period	$1,874	$1,953

The Company’s accrual for warranty obligations is included in Accrued liabilities in the interim Condensed Consolidated Balance Sheet.

c.	2015 Restructuring costs

During the second quarter of 2015, we implemented a restructuring plan to reduce spending across the organization.  This involves a reduction in force of approximately 200 employees worldwide and other targeted spending reductions.  In connection with this plan, the Company expects to incur charges of approximately $15 million to $16 million, including approximately $13 million to $14 million in charges related to employee severance and related compensation benefits and approximately $2 million in charges related to site closures, asset impairments, and completion costs.   The Company expects to complete activities under its cost reduction plan by end of fourth quarter 2016.

Restructuring costs at the end of each period were as follows:

Three Months Ended
June 27,
(in thousands)	2015
Employee severance and related compensation benefits:
Cost of revenues	$1,164
Research and development, net	7,944
Selling, general and administrative	3,977
$13,085

The following summarizes the restructuring activity for the 2015 restructuring plan:

June 27,
(in thousands)	2015
Accrued restructuring balance as of December 27, 2014	$—
Additional accruals	13,085
Accrued restructuring balance as of June 27, 2015	$13,085

The accrued employee severance and related compensation benefits are expected to be paid by end of fourth quarter 2015 and were recorded in Accrued liabilities in the Company’s Condensed and Consolidated Balance Sheet.

NOTE 7.  Investment Securities

The Company’s available for sale investments, by investment type, consists of the following at June 27, 2015 and December 27, 2014:

	June 27, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$3,465	—	$—	$3,465
Total cash equivalents	3,465	—	—	3,465
Short-term investments:
Corporate bonds and notes	39,970	507	(6)	40,471
US treasury and government agency notes	3,028	106	—	3,134
Foreign government and agency notes	1,509	43	(3)	1,549
US states and municipal securities	230	2	—	232
Total short-term investments	44,737	658	(9)	45,386
Long-term investment securities:
Corporate bonds and notes	79,801	51	(132)	79,720
US treasury and government agency notes	42,356	59	(22)	42,393
Foreign government and agency notes	9,410	2	(17)	9,395
Total long-term investment securities	131,567	112	(171)	131,508
Total	$179,769	$770	$(180)	$180,359

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

As of June 27, 2015 and December 27, 2014, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis.  Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.  As of June 27, 2015, the Company determined that all the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

Contractual maturities as of June 27, 2015 of the Company’s investment securities do not exceed three years.  The majority of the contractual maturities are two to three years, and the balance has maturities of one year or less.

NOTE 8. Credit Facility

As of June 27, 2015, the Company had an available revolving line of credit with a group of banks under which the Company may borrow up to $100 million, of which $37 million was drawn (December 27, 2014 - nil). The Company may request, from time to time, and subject to customary conditions, including receipt of commitments, that the revolving credit facility be increased by an aggregate amount not to exceed $150 million.  Interest payments are based on LIBOR plus margins, where margins range from 1.75% to 2.25% per annum based on the Company’s leverage ratio.  The revolving credit facility is available for general corporate purposes. The credit facility is collateralized by substantially all of the Company’s personal property. The Company’s obligations under the credit facility are jointly and severally guaranteed by material wholly-owned domestic subsidiaries of the Company.

On July 15, 2015, the Company repaid $2 million of the outstanding balance as of June 27, 2015.

NOTE 9.  Income Taxes

The Company recorded a benefit from income taxes of $1.5 million and a provision for income taxes of $1.2 million for the three and six months ended June 27, 2015, respectively.  The Company recorded a provision for income taxes of $4.5 million and $6.3 million for the three and six months ended June 28, 2014, respectively.

The Company’s effective tax rate was 15% and 451% for the three months ended June 27, 2015 and June 28, 2014, respectively.  For the second quarter of 2015, the difference between the Company’s effective tax rate and the 35% federal statutory rate results primarily from changes in accruals related to unrecognized tax benefits and non-deductible amortization of intangible assets, partially offset by foreign earnings eligible for tax rates lower than the federal statutory rate.  For the second quarter of 2014, the difference between the Company’s effective tax rate and the 35% federal statutory rate results primarily from changes in accruals related to unrecognized tax benefits and non-deductible amortization of intangible assets, partially offset by foreign earnings eligible for tax rates lower than the federal statutory rate and book losses that are not benefited for tax purposes.

The Company’s effective tax rate was (45%) and (450%) for the six months ended June 27, 2015 and June 28, 2014, respectively.  For the first six months of 2015, the difference between the Company’s tax rate and the 35% federal statutory rate results primarily from changes in accruals related to unrecognized tax benefits and non-deductible amortization of intangible assets, partially offset by foreign earnings eligible for tax rates lower than the federal statutory rate.  For the first six months of 2014, the difference between the Company’s tax rate and the 35% federal statutory rate results primarily from changes in accruals related to unrecognized tax benefits and non-deductible amortization of intangible assets, partially offset by foreign earnings eligible for tax rates lower than the federal statutory rate and book losses that are not benefited for tax purposes.

 As of June 27, 2015 and December 27, 2014, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $41.2 million and $41.3 million, respectively. The ultimate recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 10.  Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net loss	$(8,579)	$(3,480)	$(3,924)	$(7,721)
Denominator:
Basic and diluted weighted average common shares outstanding (1)	195,732	196,114	197,991	195,651
Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.02)	$(0.04)

(1)	PMC-Sierra Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the three and six months ended June 27, 2015, the Company had approximately 4.8 million and 5.1 million, respectively of stock options and Restricted Stock Units that were not included in the diluted net loss per share because they would have been anti-dilutive.  In the three and six months ended June 28, 2014, the Company had approximately 3.5 million and 3.3 million, respectively of stock options and Restricted Stock Units that were not included in the diluted net loss per share because they would have been anti-dilutive.

NOTE 11.  Stock Repurchase

 On February 9, 2015, the Board of Directors of the Company authorized a share repurchase for up to $75 million of its common stock.  This program increased the total remaining repurchase authorization to $102.1 million, including the $27.1 million that remained available for repurchases under the $275 million 2012 share repurchase authorization as of December 27, 2014.

On May 21, 2015, the Board of Directors of the Company authorized up to $75 million of its common stock for share repurchases, which is the authorization amount that remained available for repurchases as of June 27, 2015.

For the six months ended June 27, 2015 and June 28, 2014, the Company repurchased 11.6 million and 1.4 million shares for a total cash cost of $102.1 million and $8.9 million, respectively. The repurchased shares were retired immediately.  Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.  As of June 27, 2015, the Company had completed $430.0 million of the total announced $505.0 million stock repurchases since 2011.

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

Results of Operations

Second quarters of 2015 and 2014

Net revenues

	Second Quarter
($ millions)	2015	2014	Change
Net revenues	$124.8	$126.8	(2)%

Overall net revenues for the second quarter of 2015 were $124.8 million, a decrease of $2.0 million, or 2% compared to the second quarter of 2014, mainly due to lower sales volumes of our Mobile network products, partially offset by higher sales volumes of our Storage and Optical network products.

 Storage represented 70% of our net revenues in the second quarter of 2015 compared to 65% in the same period of 2014. Storage net revenues increased by $4.1 million compared to the same quarter in 2014 mainly due to an increase in sales volume of our Serial Attached SCSI (“SAS”) products, related to market share gain in the transition from 6G to 12G SAS interconnect products.  On a sequential basis, Storage net revenues were lower by $9.5 million mainly due to lower sales volumes attributable to inventory corrections at three of our large customers and a  weak macroeconomic spending environment.

Optical represented 20% of our net revenues in the second quarter of 2015 and 2014. Optical net revenues increased by $0.2 million compared to the same quarter in 2014 mainly due to an increase in volume of sales from our Optical Transport Network (“OTN”) products due to Long-Term Evolution (“LTE”) deployments in the China and U.S. markets, partially offset by a decline in sales volumes of our legacy SONET and metro aggregation transport products.  On a sequential basis, Optical net revenues increased by $2.6 million mainly due to a higher volume of sales from our OTN products due to strong demand from 100G deployments by our customers in China.

Mobile represented 10% of our net revenues for the second quarter of 2015 compared to 15% in the same period of 2014. Mobile net revenues decreased by $6.4 million compared to the second quarter of 2014 mainly due to lower sales volumes of our WinPath family of processors due to weak infrastructure spending in North America.  On a sequential basis, Mobile revenues decreased by $1.4 million mainly due to lower sales volumes of our WinPath family of processes due to weak infrastructure spending in North America.

Gross profit

	Second Quarter
($ millions)	2015	2014	Change
Gross profit	$86.3	$90.0	(4)%
Percentage of net revenues	69%	71%

Our gross profit decreased by $3.7 million in the second quarter of 2015 mainly due to lower net revenues compared to the same period in 2014.  Gross profit as a percentage of net revenues decreased by 2% mainly due to a restructuring charge in the second quarter of 2015 of approximately $1.2 million related to employee severance and related compensation benefits, a  change in write-down of inventory of $0.2 million, and lower net revenues.

Operating expenses

	Second Quarter
($ millions)	2015	2014	Change
Research and development, net	$55.8	$49.4	13%
Percentage of net revenues	45%	39%
Selling, general and administrative	$30.5	$29.0	5%
Percentage of net revenues	24%	23%
Amortization of purchased intangible assets	$9.3	$9.9	(6)%
Percentage of net revenues	7%	8%

Research and Development, net and Selling, General and Administrative Expenses

Our research and development, net (“R&D”) expenses increased in the second quarter of 2015 by $6.4 million, or 13% compared to the same period last year.  This was primarily due to a restructuring charge of approximately $7.9 million related to employee severance and related compensation benefits, partially offset by lower outside services costs and acquisition-related costs.  On a sequential basis, R&D expenses were $6.9 million higher in the second quarter of 2015 compared to the first quarter of 2015.  This was mainly due to the $7.9 million restructuring charge related to employee severance and related compensation benefits, partially offset by lower outside services costs and reduced employee benefits related costs that typically peak in the first quarter of each year.

Selling, general and administrative (“SG&A”) expenses were $1.5 million, or 5% higher in the second quarter of 2015 compared to the same period last year, mainly due to a restructuring charge of approximately $4.0 million related to employee severance and related compensation benefits compared to approximately $1.3 million termination costs incurred in the second quarter of 2014, partially offset by the net gain from lease exit activity earned in the second quarter of 2015 not earned in 2014.  On a sequential basis, SG&A expenses were $0.4 million higher in the second quarter of 2015 compared to the first quarter of 2015.  This is mainly due to the $4.0 million restructuring charge related to employee severance and related compensation benefits, partially offset by a decrease in commission expense due to lower sales and  a net gain of $0.4 million from lease exit activity recognized in the second quarter of 2015.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to license of existing technologies, developed technology, in-process research and development, customer relationships, and trademarks decreased by $0.6 million in the second quarter of 2015 compared to the same period in 2014 mainly due to certain intangible assets that reached the end of their amortization period during 2014, partially offset by amortization of intangible assets acquired from HP during the third quarter of 2014.

Other income (expense) and Benefit from (provision for) income taxes

	Second Quarter
($ millions)	2015	2014	Change
Foreign exchange loss	$(0.9)	$(0.8)	13%
Interest and other financial income, net	$0.3	$0.1	200%
Gain on investment securities and other investments	$0.1	$0.1	-%
Amortization of debt issuance costs	$(0.1)	$(0.1)	-%
Accretion of discount on short-term and long-term obligation	$(0.2)	$—	(100)%
Benefit from (provision for) income taxes	$1.5	$(4.5)	(133)%

Foreign exchange loss

We recorded a net foreign exchange loss of $0.9 million in the second quarter of 2015 compared to $0.8 million in the second quarter of 2014.  This was primarily due to a foreign exchange revaluation of our foreign denominated assets and liabilities which are primarily denominated in the Canadian dollar and Israeli Shekel driven in part by the U.S. dollar depreciating by approximately 1.8% during the second quarter of 2015 compared to approximately 3.5% during the second quarter of 2014, against currencies applicable to our foreign operations.

Interest and other financial income, net

Interest and other financial income, net was $0.3 million in the second quarter of 2015 compared to $0.1 in the second quarter of 2014.

Gain on investment securities and other investments

We recorded a gain on sale of investment securities and other investments of $0.1 million related to the disposition of investment securities and other investments in the second quarters of 2015 and 2014.

Amortization of debt issuance costs

In the second quarters of 2015 and 2014, we amortized $0.1 million of debt issuance costs relating to our credit facility obtained during the third quarter of 2013.

Accretion of discount on short-term and long-term obligations

In the second quarter of 2015, we recorded accretion of discount on short-term and long-term obligations of $0.2 million relating to our obligation from the acquisition of HP RAID software license during the third quarter of 2014.

Benefit from (provision for) income taxes

The benefit from income taxes was $1.5 million in the second quarter of 2015 compared to a provision for income taxes of $4.5 million in the second quarter of 2014.  This was mainly due to changes in quarterly pre-tax (loss) income, amortization of prepaid income tax, non-deductible amortization of intangible assets, and uncertain tax positions.

First six months of 2015 and 2014

Net revenues

	First Six Months
($ millions)	2015	2014	Change
Net revenues	$257.8	$253.3	2%

Net revenues for the first six months of 2015 were $257.8 million compared to $253.3 million for the same period of 2014.  This slight increase was mainly attributable to higher sales volumes of our Storage network products driven by our SAS products partially offset by lower sales volumes in our Mobile network products driven by our WinPath family of processors.

Storage represented 71% of our net revenues in the first six months of 2015 compared to 67% in the same period of 2014.  Storage net revenues increased by $13.6 million compared to the first six months of 2014 mainly due to increased sales volumes related to market share gain in the transition from 6G to 12G SAS interconnect products.

Optical represented 19% of our net revenues in the first six months of 2015 and 2014.  Optical net revenues decreased by $0.8 million compared to the first six months of 2014 mainly due to lower sales volumes from our FTTH and legacy SONET and metro aggregation transport products partially offset by higher volume of sales from our OTN products.

Mobile represented 10% of our net revenues in the first six months of 2015 compared to 14% in the same period of 2014.  Mobile net revenues decreased by $8.2 million compared to the first six months of 2014 mainly due to lower sales volumes attributable to weak infrastructure spending in North America.

Gross profit

	First Six Months
($ millions)	2015	2014	Change
Gross profit	$179.4	$178.9	0%
Percentage of net revenues	70%	71%

Total gross profit increased by $0.5 million in the first six months of 2015 compared to the same period in 2014 mainly due to slightly higher revenues.  Gross profit as a percentage of net revenues decreased by 1% compared to the same period in 2014 mainly due to a restructuring charge in the second quarter of 2015 of approximately $1.2 million related to employee severance and related compensation benefits.

Operating expenses

	First Six Months
($ millions)	2015	2014	Change
Research and development, net	$104.7	$99.5	5%
Percentage of net revenues	41%	39%
Selling, general and administrative	$60.5	$58.3	4%
Percentage of net revenues	23%	23%
Amortization of purchased intangible assets	$18.6	$22.3	(17)%
Percentage of net revenues	7%	9%

Research and Development, net and Selling, General and Administrative Expenses

Our R&D expense increased by $5.2 million, or 5%, in the first six months of 2015 compared to the same period in 2014.  This was primarily due to a restructuring charge of approximately $7.9 million related to employee severance and related compensation benefits, partially offset by lower acquisition-related and lower tape-out related costs.

SG&A expenses increased by $2.2 million, or 4%, in the first six months of 2015 compared to the same period in 2014, mainly due to higher termination costs of $4.4 million, including a restructuring charge of approximately $4.0 million related to employee severance and related compensation benefits, compared to approximately $1.3 million termination costs incurred in the same period in 2014. This was partially offset by a decrease in asset impairments of $0.5 million and a $0.4 million net gain from lease exit activity recognized in the second quarter of 2015.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks decreased by $3.7 million in the first six months of 2015 compared to the same period in 2014.  This was mainly due to certain intangible assets that reached the end of their amortization period during 2014, partially offset by amortization of intangible assets acquired from HP during the third quarter of 2014.

Other income (expense) and provision for income taxes

	First Six Months
($ millions)	2015	2014	Change
Foreign exchange gain (loss)	$1.6	$(0.3)	(633)%
Interest and other financial income, net	$0.5	$0.1	400%
Gain on investment securities and other investments	$0.1	$0.1	-%
Amortization of debt issuance costs	$(0.1)	$(0.1)	-%
Accretion of discount on short-term and long-term obligation	$(0.4)	$—	(100)%
Provision for income taxes	$(1.2)	$(6.3)	81%

Foreign exchange gain (loss)

We recognized a net foreign exchange gain of $1.6 million in the first six months of 2015 compared to a net foreign exchange loss of $0.3 million in the first six months of 2014.  This was primarily due to a foreign exchange revaluation of our foreign denominated assets and liabilities, which are primarily denominated in the Canadian dollar and Israeli Shekel, driven in part by the U.S. dollar appreciating by approximately 6.3% during the first six months of 2015, compared to approximately 0.2% depreciation during the first six months of 2014, against currencies applicable to our foreign operations.

Interest and other financial income, net

Net interest and other financial income was $0.5 million in the first six months of 2015 compared to $0.1 million in the first six months of 2014.

Gain on investment securities and other investments

We recorded a gain on sale of investment securities and other investments of $0.1 million related to the disposition of investment securities and other investments in each of the first six months of 2015 and 2014.

Amortization of debt issue costs

In each of the first six months of 2015 and 2014, we amortized $0.1 million of debt issue costs relating to our credit facility obtained during the third quarter of 2013.

Provision for income taxes

In the first six months of 2015, provision for income taxes was $1.2 million, compared to $6.3 million in the first six months of 2014.  This was mainly due to changes in accruals related to unrecognized tax benefits, non-deductible amortization of intangible assets, and the amortization of prepaid taxes.

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

Business Outlook

The following is our outlook for the three months ending September 26, 2015 and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure:

(in millions, except for percentages)	GAAP Measure	Reconciling items		Non-GAAP measure
Net revenues	$126.0 - $136.0	N/A		$126.0 - $136.0
Gross profit %	70.3% - 71.3%	(0.2%)	(a)	70.5% - 71.5%
Operating expenses	$82.0 - $84.0	$14.0 - $15.0	(b)	$68.0 - $69.0
Provision for income taxes	$6.4 - $7.4	$5.0 - $5.6	(c)	$1.4 - $1.8

(a)

This percentage relates to stock-based compensation expense.  Stock-based compensation expense as a percentage of gross profit can vary depending on the volume of products sold given that many of our costs are fixed.  The gross profit percentage may also vary depending on the mix of products sold.

(b)	The referenced amount consists of $4.8 million to $5.8 million of stock-based compensation expense and $9.2 million of amortization of purchased intangible assets.

(c)	$5.0 million to $5.6 million of income tax provision relates to interest in arrears relating to unrecognized tax benefits, prepaid tax amortization, tax deductible goodwill and other items.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments, long-term investment securities, and our credit facility. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock.  The combination of cash, cash equivalents, short-term investments and long-term investment securities at June 27, 2015 and December 27, 2014 totaled $241.8 million and $266.0 million, respectively, net of $37.0 million and $nil outstanding on our credit facility as of June 27, 2015 and December 27, 2014, respectively.  On July 15, 2015, we repaid the $2 million outstanding balance on our credit facility as of June 27, 2015.

Our credit facility is a revolving line of credit with a group of banks under which we may borrow up to $100 million.  The credit agreement contains customary representations and warranties, affirmative covenants and negative covenants with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including, without limitation, restrictions and limitations on dividends, asset sales, the ability to incur additional debt and additional liens and certain financial covenants.  As of June 27, 2015, the Company was in compliance with these covenants.

As of June 27, 2015, the amount of cash and short-term and long-term investments held by our foreign subsidiaries was $240.5 million.  Our intent is and we have the ability to indefinitely reinvest these funds outside the U.S.  If the funds held by our foreign subsidiaries are needed for our operations in the U.S., or are otherwise repatriated into the U.S., we could be required to accrue and pay taxes to repatriate these funds, which could reduce the net funds available to the Company.

In the future, we expect our cash on hand and cash generated from operations, together with our short-term investments, long-term investment securities and revolving line of credit, to be our primary sources of liquidity (see Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 4. Fair Value Measurements).

Operating Activities

We generated cash from operations of $41.4 million in the first six months of 2015 compared to $39.0 million in the first six months of 2014.  Our positive operating cash flows in the first six months of 2015 were mainly driven by the favorable impact of non-cash adjustments of $42.9 million, which are comprised of $30.1 million of amortization and depreciation expense (first six months of 2014 - $33.3 million) and $12.8 million of stock-based compensation (first six months of 2014 - $11.1 million), and by a net increase in working capital due primarily due to restructuring cost accrual.

Investing Activities

We had a net outflow of cash of $36.8 million from investing activities in the first six months of 2015 compared to a net cash outflow of $21.7 million in the same period in 2014. During the first six months of 2015, we used $67.5 million to purchase investment securities (first six months of 2014 - $42.0 million), and generated $43.4 million from redemptions and sales of such investments securities compared to $29.1 million in the first six months of 2014.  We also invested $12.7 million through the purchase of property and equipment and intangible assets in the first six months of 2015 compared to $8.8 million in the same period in 2014.

Financing Activities

We had a net outflow of cash of $51.8 million from financing activities in the first six months of 2015 compared to a net cash outflow of $30.9 million in the first six months of 2014.  During the first six months of 2015, we borrowed $102 million from our credit facility and repaid $65 million compared to $30 million and $60 million borrowed and repaid during the first six months of 2014.  We also repurchased common stock for $102.1 million in the first six months of 2015 compared to $11.5 million in the first six months of 2014.  This was partially offset by $31.3 million in proceeds from employee related stock issuances in the first six months of 2015 compared to $10.6 million during the first six months of 2014.  In addition, on January 10, 2015, the Company made an $18 million second installment payment related to the Company’s acquisition of HP’s RAID software license (see Note 2. Business Combinations).

Contractual Obligations

As of June 27, 2015 we had cash commitments comprised of the following:

	Payments due in:
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations:
Minimum Rental Payments	$38,349	$9,310	$13,980	$9,700	$5,359
Estimated Operating Cost Payments	6,042	2,072	2,711	1,259	—
Purchase and Other Obligations	3,358	2,371	987	—	—
Acquisition Consideration Installment Payments	24,000	12,000	12,000	—	—
Total	$71,749	$25,753	$29,678	$10,959	$5,359

In addition to the amounts shown in the table above, as of June 27, 2015 we have $41.2 million recorded as a liability for unrecognized tax benefits and $9.1 million recorded long-term obligations for employee severance, health, and pension benefits that are payable only upon termination, retirement or death of the respective employee, and we are uncertain as to the ultimate amount and timing of settlement of these potential liabilities.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development and other long term purchase obligations.  Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business.  We estimate these other commitments to be approximately $61.2 million at June 27, 2015 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $5.6 million of cash in the remainder of 2015 for purchases of property and equipment and intellectual property.

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

Based on a sensitivity analysis performed on the financial instruments held at June 27, 2015, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 100 basis points would result in a decline of approximately $2.7 million or an increase of approximately $2.4 million, respectively.  The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies.  We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada.  In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks.  As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments.  We limit the forward contracts operational period to 24 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.  In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required.  If the counterparties to our foreign forward currency contracts that matured in the second quarter ended June 27, 2015 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the second quarter of 2015 would have increased by $0.8 million.  See Part I. Financial Information,

Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions.  In the first six months of 2015, we recorded a $1.4 million foreign exchange gain on the revaluation of our net tax liabilities in a foreign jurisdiction.  The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the U.S. dollar against other currencies.  Our operating income would be materially impacted by a shift in the foreign exchange rates between U.S. and foreign currencies that are material to our business.  For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our second quarter 2015 pre-tax income by approximately $1.5 million.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 27, 2015 our disclosure controls and procedures are designed at a reasonable assurance level and are effective at that reasonable assurance level.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the second quarter ended June 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on a limited number of customers for large portions of our net revenues. During the first six months of 2015 and in fiscal years 2014, 2013, and 2012, we had two end customers that accounted for more than 10% of our net revenues, namely HP and EMC.

During the first six months of 2015 and in fiscal years 2014, 2013, and 2012, our top ten customers accounted for more than 60% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We are exposed to foreign currency rate fluctuations because a significant part of our development, test, and selling and administrative costs are incurred in foreign currencies. The U.S. dollar has fluctuated significantly compared to other foreign currencies and this trend may continue. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not eliminate, the impact of foreign currency exchange rate movements. In addition, this foreign currency risk management policy may not be effective in addressing long-term fluctuations since our contracts do not extend beyond a 24-month maturity.

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $1.4 million foreign exchange gain on the revaluation of our income tax liability in the first six months of 2015 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $1.5 million impact to our second quarter 2015 pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In the first six months of 2015, three outside wafer foundries supplied approximately 99% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves.  As a result, we may not have access to adequate capacity or certain process technologies. We also have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough or at an acceptable cost to satisfy our production requirements.

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

Our estimated restructuring accruals may not be adequate.

During the second quarter of 2015, we implemented a restructuring plan to reduce spending across the organization.  This involves a reduction in force of approximately 200 employees worldwide and other reductions, including site closures and asset impairments.

While management uses all available information to estimate these restructuring costs, particularly employee severance and related compensation benefits, our estimated accruals may prove to be inadequate.  If our actual payout differs from our estimates, we may have to record additional charges, which could materially affect our results of operations, financial position and cash flow.

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

As at June 27, 2015, we have operations, concentrated primarily on research and development, located in Israel and India that employ approximately 98 and 169 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 27, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
March 29 - April 25, 2015	—	$—	—	$44.9
April 26 - May 23, 2015	5,500,348	8.16	5,500,348	$75.0
May 24 - June 27, 2015	—	—	—	$75.0
Total	5,500,348	$8.16	5,500,348

(1) On May 21, 2015, the Company announced a $75 million stock repurchase with no expiry date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Filed
Exhibit				Filing	Exhibit No.	with
No.	Description	Form	File No.	Date	as Filed	this 10-Q
10.1

Amendment to Credit Agreement executed and delivered as of September 3, 2014 by and among PMC-Sierra, Inc., a Delaware corporation, PMC-Sierra US, Inc., a Delaware corporation, Bank of America, N.A., as administrative agent, and the lenders party thereto.

X
10.2	Second Amendment to Credit Agreement executed and delivered as of June 5, 2015 by and among PMC-Sierra, Inc., a Delaware corporation, PMC-Sierra US, Inc., a Delaware corporation, Wintegra, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto.	8-K	0-19084	6/11/2015	10.1
10.3	Stock Repurchase Agreement dated as of May 13, 2015 between PMC-Sierra, Inc. and Relational Investors LLC, Relational Investors Mid-Cap Fund I, L.P., Relational Investors Mid-Cap Fund II, L.P., Relational Coast Partners, L.P., Relational Fund Partners, L.P., RH Fund I, L.P., Relational Investors IX, L.P., Relational Investors XV, L.P., Relational Investors XVI, L.P., Relational Investors XX, L.P., Relational Investors XXIII, L.P., and Relational Investors XXIV, L.P.	8-K	0-19084	5/13/2015	99.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date:	August 5, 2015	/s/ Steven J. Geiser
Steven J. Geiser
Vice President,
Chief Financial Officer and
Principal Accounting Officer