Form 10-Q
period 2015-09-26
PMC SIERRA INC
filed 2015-11-03
CIK 767920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 26, 2015

or

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

As of November 2, 2015, the registrant had 198,759,058 shares of Common Stock, $0.001 par value, outstanding.

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Net revenues	$133,574	$135,462	$391,412	$388,752
Cost of revenues (excluding amortization of purchased intangible assets below)	37,999	40,306	116,413	114,694
Gross profit	95,575	95,156	274,999	274,058
Research and development, net	47,277	48,441	151,976	147,977
Selling, general and administrative	28,050	29,265	88,589	87,596
Amortization of purchased intangible assets	9,172	9,948	27,758	32,225
Income from operations	11,076	7,502	6,676	6,260
Other income (expense):
Foreign exchange gain	2,412	899	4,058	642
Interest and other financial income, net	108	198	589	321
Gain on investment securities and other investments	70	12	127	87
Amortization of debt issuance costs	(51)	(51)	(153)	(153)
Accretion of discount on short-term and long-term obligation	(170)	—	(560)	—
Income before income taxes	13,445	8,560	10,737	7,157
Provision for income taxes	(6,727)	(3,087)	(7,943)	(9,405)
Net income (loss)	$6,718	$5,473	$2,794	$(2,248)
Net income (loss) per common share - basic and diluted	$0.03	$0.03	$0.01	$(0.01)
Shares used in per share calculation - basic	194,562	197,613	196,848	196,305
Shares used in per share calculation - diluted	196,865	200,744	201,018	196,305

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Net income (loss)	$6,718	$5,473	$2,794	$(2,248)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax of nil, $227, nil, and $41	(2,707)	(745)	(687)	(217)
Change in fair value of investment securities, net of tax of nil, $47, nil, and $13	(13)	(134)	229	(37)
Other comprehensive loss	(2,720)	(879)	(458)	(254)
Comprehensive income (loss)	$3,998	$4,594	$2,336	$(2,502)

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 26,	December 27,
	2015	2014
ASSETS:
Current assets:
Cash and cash equivalents	$73,130	$112,570
Short-term investments	42,347	45,885
Accounts receivable, net of allowance for doubtful accounts of $735 (2014 - $795)	62,269	55,414
Inventories, net	32,846	37,949
Prepaid expenses and other current assets	12,020	16,473
Income taxes receivable	1,147	1,968
Prepaid income taxes	—	51
Deferred income tax assets	5,211	5,442
Total current assets	228,970	275,752
Investment securities	134,400	107,509
Investments and other assets	6,328	7,683
Prepaid income taxes	93	42
Property and equipment, net	37,871	37,311
Goodwill	283,239	283,239
Intangible assets, net	116,945	143,680
Deferred income tax assets	13,218	13,412
Income taxes receivable	440	457
	$821,504	$869,085
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$18,261	$23,360
Accrued liabilities	55,172	74,135
Credit facility	30,000	—
Income taxes payable	626	1,062
Liability for unrecognized tax benefit	14,001	16,076
Deferred income tax liabilities	7,677	7,644
Deferred income	4,515	4,530
Total current liabilities	130,252	126,807
Long-term obligations	28,396	36,305
Deferred income tax liabilities	56,182	53,493
Liability for unrecognized tax benefit	27,107	25,244
PMC special shares convertible into 203 (2014 - 278) shares of common stock	475	745
Stockholders’ equity:
Common stock, par value $0.001: 900,000 shares authorized; 195,642 shares issued and outstanding (2014 - 199,518)	196	200
Additional paid in capital	1,599,345	1,595,609
Accumulated other comprehensive loss	(2,813)	(2,355)
Accumulated deficit	(1,017,636)	(966,963)
Total stockholders' equity	579,092	626,491
	$821,504	$869,085

See notes to the interim condensed consolidated financial statements.

PMC-Sierra, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 26,	September 27,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,794	$(2,248)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,166	48,739
Stock-based compensation	17,994	16,334
Unrealized foreign exchange gain, net	(8,179)	(2,372)
Net amortization of premiums and accrued interest on investments	587	628
Asset impairments	252	770
Gain on disposal of property and equipment	(63)	—
Gain on investment securities and other investments	(64)	(86)
Accretion of discount on short-term and long-term obligations	560	—
Amortization of debt issuance costs	153	153
Gain on exit of lease agreement	(696)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,855)	(934)
Inventories, net	5,103	(3,514)
Prepaid expenses and other current assets	2,306	4,072
Accounts payable and accrued liabilities	(9,732)	(6,699)
Deferred taxes and income taxes payable	7,480	8,608
Deferred income	(15)	(1,980)
Net cash provided by operating activities	56,791	61,471
Cash flows from investing activities:
Cash paid in connection with business acquisition	—	(10,000)
Purchases of property and equipment	(13,724)	(11,175)
Purchase of intangible assets	(4,072)	(1,167)
Redemption of short-term investments	28,131	4,920
Disposals of investment securities and other investments	40,446	37,936
Purchases of investment securities and other investments	(92,577)	(67,727)
Net cash used in investing activities	(41,796)	(47,213)
Cash flows from financing activities:
Installment payment in connection with previous business acquisition	(18,000)	—
Proceeds from credit facility	102,000	30,000
Repayment of credit facility	(72,000)	(60,000)
Proceeds from issuance of common stock	36,982	17,924
Repurchases of common stock	(102,108)	(11,496)
Net cash used in financing activities	(53,126)	(23,572)
Effect of exchange rate changes on cash and cash equivalents	(1,309)	(784)
Net decrease in cash and cash equivalents	(39,440)	(10,098)
Cash and cash equivalents, beginning of the period	112,570	100,038
Cash and cash equivalents, end of the period	$73,130	$89,940
Supplemental disclosures of cash flow information:
Cash paid for interest	$(483)	$(276)
Cash payments made for income taxes, net of refunds received	$(827)	$(747)

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and United States Generally Accepted Accounting Principles (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules or regulations.  These interim condensed consolidated financial statements are unaudited, but reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014 filed with the SEC on February 24, 2015.  The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.  Fiscal 2015 will consist of 52 weeks and will end on Saturday, December 26, 2015.  Fiscal 2014 consisted of 52 weeks and ended on Saturday, December 27, 2014.  The third quarter of each of 2015 and 2014 consisted of 13 weeks.  The Company’s reporting currency is the United States (“U.S.”) dollar and presented in thousands unless otherwise stated.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard allows for either full retrospective or modified retrospective adoption method. In July 2015, the FASB deferred the effective date to January 1, 2018 with early adoption beginning January 1, 2017.  The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, adoption date, or determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

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

Other Agreement with HP

Upon the closing of the Transaction, the Company also entered into an agreement with HP related to services and non-recurring engineering (“NRE”) which provides the framework for the development of future generations of RAID software for HP for a period of approximately two years from the Effective Date. During this period, HP will make cost reimbursement payments to the Company totaling $25 million, which are receivable in installments through April 2016. The Company received $3.3 million of the $25 million total cost reimbursement payments from HP in the third quarter of 2015 ($9.8 million in the first nine months of 2015 and $13.8 million since the Effective Date). Payments to the Company in accordance with this agreement are recorded as a reduction of research and development expense.

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

The Company did not recognize any net gains or losses related to the de-designation of discontinued cash flow hedges during the nine months ended September 26, 2015.  As at September 26, 2015 the Company had 79 forward currency contracts outstanding (September 27, 2014 - 84), all with maturities of less than 15 months, which qualified and were designated as cash flow hedges.  As of September 26, 2015, the U.S. dollar notional amount of these contracts was $48.3 million (September 27, 2014 - $35.5 million), and the contracts had an aggregate fair value loss of $2.7 million and $0.7 million for the three months ended September 26, 2015 and September 27, 2014, respectively (aggregate fair value loss of 0.7 million and $0.2 million for the nine months ended September 26, 2015 and September 27, 2014, respectively).  These were recorded in Accumulated other comprehensive loss, net of taxes.

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

In the third quarter of 2015, the Company reviewed and evaluated the observable market pricing data and volume of trading activity used in determining Level 1 and Level 2 assets and classified $9.5 million of investments as Level 2 that were reported as Level 1 at December 27, 2014.  The Company also classified $10.1 million of investments as Level 1 that were reported as Level 2 at December 27, 2014.  The Company’s derivative instruments are classified as Level 2 as of September 26, 2015 and December 27, 2014, as they are not actively traded and are valued using pricing models that use observable market inputs.  There were no Level 3 assets or liabilities at September 26, 2015 or December 27, 2014.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Financial assets measured on a recurring basis as at September 26, 2015 and December 27, 2014, are summarized below:

	Fair value,
	September 26, 2015
(in thousands)	Level 1	Level 2
Assets:
Money market funds	$4,040	$—
Corporate bonds and notes	97,434	21,224
U.S. treasury and government agency notes	46,835	—
Foreign government and agency notes	1,509	9,514
U.S. state and municipal securities	151	80
Total assets	$149,969	$30,818

	Fair value,
	December 27, 2014
(in thousands)	Level 1	Level 2
Assets:
Money market funds	$8,729	$—
Corporate bonds and notes	88,401	17,030
U.S. treasury and government agency notes	38,283	1,387
Foreign government and agency notes	537	7,525
U.S. state and municipal securities	—	231
Total assets	$135,950	$26,173

These assets are included in Cash and cash equivalents, Short-term investments, and Long-term investment securities. See Note 7. Investment Securities.

Financial liabilities measured on a recurring basis are summarized below:

Fair value,
September 26, 2015
(in thousands)	Level 2
Current liabilities:
Forward currency contracts	$2,744

Fair value,
December 27, 2014
(in thousands)	Level 2
Current liabilities:
Forward currency contracts	$1,907

These are included in Accrued liabilities.

There were no assets or liabilities measured and recorded at fair value on a non-recurring basis as of September 26, 2015.

NOTE 5.  Stock-Based Compensation

The Company has two stock-based compensation plans.  Neither of the Company’s stock-based awards under these plans are classified as liabilities.  The Company recorded stock-based compensation expense for the three and nine months ended September 26, 2015 and September 27, 2014 as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands)	2015	2014	2015	2014
Cost of revenues	$266	$226	$803	$681
Research and development, net	2,266	1,990	7,510	6,540
Selling, general and administrative	2,658	3,012	9,681	9,113
Total	$5,190	$5,228	$17,994	$16,334

 The Company received cash of $37.0 million related to the issuance of common stock during the nine months ended September 26, 2015 (September 27, 2014 - $17.9 million).

Equity Award Plans

The Company issues its equity awards under the provisions of its equity plans. Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock at the grant date. The options generally expire within 10 years and vest over four years.

Activity under the option plans during the nine months ended September 26, 2015 was as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 27, 2014	18,316,720	$7.53	4.41	$32,598,999
Granted	847,892	$6.73
Exercised	(4,017,595)	$6.66
Forfeited	(136,344)	$6.55
Expired	(1,025,118)	$9.48
Outstanding, September 26, 2015	13,985,555	$7.60	4.27	$2,734,065
Vested and expected to vest, September 26, 2015	13,731,955	$7.62	4.18	$2,722,645
Exercisable, September 26, 2015	12,046,856	$7.75	3.53	$2,509,015

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the options that were in-the-money at September 26, 2015.  Total forfeitures recorded amounted to $0.7 million and $1.8 million during the nine months ended September 26, 2015, and September 27, 2014, respectively.

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

The Company’s estimates of expected volatilities are based on a weighted historical and market-based implied volatility.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is based on historical activity and represents the period of time that granted options are expected to be outstanding.  The risk-free rate for periods within the expected life of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of the Company’s stock option awards were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividends and using the following weighted average assumptions:

	Nine Months Ended
	September 26,	September 27,
	2015	2014
Expected life (years)	5.9	5.8
Expected volatility	30%	33%
Risk-free interest rate	1.8%	1.8%

The weighted average grant-date fair value per stock options granted during the nine months ended September 26, 2015 was $2.11 (September 27, 2014 - $2.29). The total intrinsic value of stock options exercised during the nine months ended September 26, 2015 was $9.6 million (September 27, 2014 - $2.3 million).

As of September 26, 2015, there was $3.5 million of total unrecognized compensation costs related to unvested stock options granted under the plans, which is expected to be recognized over an average period of 2.9 years.

Restricted Stock Units

The Company has various stock award plans that allow for the issuance of Restricted Stock Units (“RSUs”) to employees and directors.

On February 25, 2015, the Company made its annual grant of RSU awards to Executives based on the second performance-based program tied to Non-GAAP operating income targets for 2015-2017. The total fair value of these 2015 grants was estimated at $3.8 million and will be recognized as compensation expense over the award’s vesting terms, with 34% vesting on February 25, 2016, 33% on February 25, 2017 and 33% vesting on February 25, 2018. On August 25, 2015, the Company made its annual grant of RSU awards to Executives. The performance metric applicable to the RSUs granted under the first program remain based on the degree of achievement of Total Shareholder Return (“TSR”) relative to Global Industry Classification Standards (“GICS’) Semiconductor Companies (8-Digit) for the Performance Period (July 1,  2015 - June 30, 2017). The total estimated $1.5 million fair value of these 2015 awards will be recognized as compensation expense over the award’s vesting terms, with 50% vesting on August 25, 2017 and 50% vesting on August 25, 2018.

A summary of RSU activity during the nine months ended September 26, 2015 is as follows:

	Restricted Stock Units	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic value
Unvested units at December 27, 2014	7,368,529	1.73	$67,200,984
Awarded	3,492,249	-	—
Released	(2,242,344)	-	—
Forfeited	(712,317)	-	—
Unvested units at September 26, 2015	7,906,117	1.83	$50,361,965
Restricted Stock Units expected to vest at September 26, 2015	6,784,932	1.73	$43,220,018

The intrinsic value of RSUs vested during the nine months ended September 26, 2015 was $14.9 million. As of September 26, 2015, total unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested RSUs was $41.0 million, which is expected to be recognized over the next 2.8 years.

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

During the nine months ended September 26, 2015, 1,727,159 shares were issued under the 2011 Plan at a weighted average price of $5.91 per share.  As of September 26, 2015, 2,653,049 shares were available for future issuance under the 2011 Plan compared to 4,380,208 as at December 27, 2014. The valuation inputs utilized to determine the grant date fair value per ESPP award granted were as follows:

	Nine Months Ended
	September 26,	September 27,
	2015	2014
Expected life (years)	0.5	0.5
Expected volatility	34%	35%
Risk-free interest rate	0.2%	0.1%

The weighted average grant date fair value per ESPP award granted during the first nine months of 2015 was $1.93.  The total intrinsic value of ESPP shares issued during the first nine months of 2015 was $3.7 million.   As of September 26, 2015, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested ESPP awards was $1.1 million which is expected to be recognized over the next four months.

NOTE 6.  Balance Sheet Items

a.	Inventories.

Inventories (net of reserves of $7.2 million and $7.8 million at September 26, 2015 and December 27, 2014, respectively) were as follows:

	September 26,	December 27,
(in thousands)	2015	2014
Work-in-progress	$15,655	$17,438
Finished goods	17,191	20,511
	$32,846	$37,949

b.	Product warranties.

The Company provides a limited warranty on most of its standard products and accrues for the estimated cost at the time of shipment.  The Company estimates its warranty costs based on historical failure rates and related repair or replacement costs and periodically reassess these estimates as actual warranty activities occur.  The changes in the Company’s accrued warranty obligations from December 27, 2014 to September 26, 2015, and from December 28, 2013 to September 27, 2014 were as follows:

	Nine Months Ended
	September 26,	September 27,
(in thousands)	2015	2014
Balance, beginning of the period	$1,756	$2,163
Accrual for new warranties issued	512	371
Reduction for payments and product replacements	(372)	(533)
Adjustments related to revisions and changes in estimate of warranty accrual	(700)	(113)
Balance, end of the period	$1,196	$1,888

During the three months ended September 26, 2015, the Company revised its estimate of the warranty provision necessary for certain product failure obligations resulting in a reduction in warranty accrual of approximately $0.7 million as the risk of product

failures associated with this provision was determined to be no longer probable.    The Company’s accrual for warranty obligations is included in Accrued liabilities in the interim Condensed Consolidated Balance Sheet.

c.	2015 Restructuring costs

During the second quarter of 2015, the Company began implementing a restructuring plan to reduce spending across the organization.  This has involved a reduction in force of approximately 200 employees worldwide and other targeted spending reductions.  In connection with this plan, the Company expects to incur charges of approximately $15 million to $16 million, including approximately $13 million to $14 million in charges related to employee severance and related compensation benefits and approximately $2 million in charges related to site closures, asset impairments, and completion costs.   The Company expects to complete activities under its cost reduction plan by end of the fourth quarter 2016.

Restructuring costs at the end of each period were as follows:

	Three Months Ended	Nine Months Ended
	September 26,	September 26,
(in thousands)	2015	2015
Employee severance and related compensation benefits (recoveries) expense:
Cost of revenues	$(6)	$1,158
Research and development, net	(80)	7,864
Selling, general and administrative	16	3,993
	(70)	13,015
Site closures and asset impairments	1,165	1,165
Total restructuring costs	$1,095	$14,180

The following summarizes the restructuring activity for the 2015 restructuring plan:

(in thousands)	Employee severance & related benefits compensation	Site closures & assets impairment	Total
Accrued restructuring balance as of December 27, 2014	$—	$—	$—
Additional accruals	13,488	1,165	14,653
Cash payments	(6,127)	(154)	(6,281)
Adjustments and non-cash charges	(921)	(792)	(1,713)
Accrued restructuring balance as of September 26, 2015	$6,440	$219	$6,659

The accrued restructuring costs are expected to be settled and paid by end of the second quarter 2016 and were recorded in Accrued liabilities in the Company’s Condensed and Consolidated Balance Sheet.

NOTE 7.  Investment Securities

The Company’s available for sale investments, by investment type, consists of the following at September 26, 2015 and December 27, 2014:

	September 26, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains*	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$4,040	$—	$—	$4,040
Total cash equivalents	4,040	—	—	4,040
Short-term investments:
Corporate bonds and notes	32,879	958	(5)	33,832
US treasury and government agency notes	5,131	92	—	5,223
Foreign government and agency notes	3,012	51	(2)	3,061
US states and municipal securities	230	1	—	231
Total short-term investments	41,252	1,102	(7)	42,347
Long-term investment securities:
Corporate bonds and notes	84,866	75	(115)	84,826
US treasury and government agency notes	41,508	105	(1)	41,612
Foreign government and agency notes	7,962	4	(4)	7,962
Total long-term investment securities	134,336	184	(120)	134,400
Total	$179,628	$1,286	$(127)	$180,787

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

As of September 26, 2015 and December 27, 2014, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis.  Management reviews various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition, near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.  As of September 26, 2015, the Company determined that all the unrealized losses are temporary in nature and recorded them as a component of Accumulated other comprehensive income (loss).

Contractual maturities as of September 26, 2015 of the Company’s investment securities do not exceed three years.  The majority of the contractual maturities are two to three years, and the balance has maturities of one year or less.

NOTE 8. Credit Facility

As of September 26, 2015, the Company had an available revolving line of credit with a group of banks under which the Company may borrow up to $100 million, of which $30 million was drawn (December 27, 2014 - nil). The Company may request, from time to time, and subject to customary conditions, including receipt of commitments, that the revolving credit facility be increased by an aggregate amount not to exceed $150 million.  Interest payments are based on LIBOR plus margins, where margins range from 1.75% to 2.25% per annum based on the Company’s leverage ratio.  The revolving credit facility is available for general corporate purposes. The credit facility is collateralized by substantially all of the Company’s personal property. The Company’s obligations under the credit facility are jointly and severally guaranteed by material wholly-owned domestic subsidiaries of the Company.

On October 14, 2015, subsequent to the third quarter of 2015 balance sheet date, the Company repaid $5 million of the outstanding balance as of September 26, 2015.

NOTE 9.  Income Taxes

The Company recorded a provision for income taxes of $6.7 million and $7.9 million for the three and nine months ended September 26, 2015, respectively.  The Company recorded a provision for income taxes of $3.1 million and $9.4 million for the three and nine months ended September 27, 2014, respectively.

The Company’s effective tax rate was 50% and 36% for the three months ended September 26, 2015 and September 27, 2014, respectively.  For the third quarter of 2015, the difference between the Company’s effective tax rate and the 35% federal statutory rate results primarily from changes in accruals related to unrecognized tax benefits and non-deductible amortization of intangible assets, partially offset by foreign earnings eligible for tax rates lower than the federal statutory rate.  For the third quarter of 2014, the difference between the Company’s effective tax rate and the 35% federal statutory rate results primarily from changes in accruals related to unrecognized tax benefits, non-deductible amortization of intangible assets, and amortization of prepaid taxes, partially offset by foreign earnings eligible for tax rates lower than the federal statutory rate and book losses that are not benefited for tax purposes.

The Company’s effective tax rate was 74% and 131% for the nine months ended September 26, 2015 and September 27, 2014, respectively.  For the first nine months of 2015, the difference between the Company’s tax rate and the 35% federal statutory rate results primarily from changes in accruals related to unrecognized tax benefits and non-deductible amortization of intangible assets, partially offset by foreign earnings eligible for tax rates lower than the federal statutory rate.  For the first nine months of 2014, the difference between the Company’s tax rate and the 35% federal statutory rate results primarily from changes in accruals related to unrecognized tax benefits, non-deductible amortization of intangible assets, and amortization of prepaid taxes, partially offset by foreign earnings eligible for tax rates lower than the federal statutory rate and book losses that are not benefited for tax purposes.

 As of September 26, 2015 and December 27, 2014, the Company’s liability for unrecognized tax benefits on a world-wide consolidated basis was $41.1 million and $41.3 million, respectively. The ultimate recognition of an amount different from this estimate would affect the Company’s effective tax rate.

NOTE 10.  Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net income (loss)	$6,718	$5,473	$2,794	$(2,248)
Denominator:
Basic and diluted weighted average common shares outstanding (1)	194,562	197,613	196,848	196,305
Dilutive effect of employee stock options and awards	2,303	3,131	4,170	—
Diluted weighted average common shares outstanding (1)	196,865	200,744	201,018	196,305

Basic and diluted net income (loss) per share	$0.03	$0.03	$0.01	$(0.01)

(1)	PMC-Sierra Ltd. special shares are included in the calculation of basic and diluted weighted average common shares outstanding.

In the nine months ended September 27, 2014, the Company had approximately 3.3 million of stock options and Restricted Stock Units that were not included in the diluted net loss per share because they would have been anti-dilutive.

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

On May 21, 2015, the Board of Directors of the Company authorized up to $75 million of its common stock for share repurchases, which is the authorization amount that remained available for repurchases as of September 26, 2015.

For the nine months ended September 26, 2015 and September 27, 2014, the Company repurchased 11.6 million and 1.4 million shares for a total cash cost of $102.1 million and $8.9 million, respectively. The repurchased shares were retired immediately.  Accordingly, the repurchased shares were recorded as a reduction of common stock, additional paid-in capital and accumulated deficit.  As of September 26, 2015, the Company had completed $430.0 million of the total announced $505.0 million stock repurchases since 2011.

NOTE 12.  Subsequent Events

On October 5, 2015, the Company entered into an Agreement and Plan of Merger  with Skyworks Solutions, Inc., a Delaware corporation (“Parent” or “Skyworks”), and Amherst Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), which agreement was later amended and restated by the parties’ entry into the Amended and Restated Agreement and Plan of Merger on October 29, 2015 (as so amended and restated, the “Merger Agreement’) in response to an unsolicited bid from Microsemi Corporation. Under the Merger Agreement, Skyworks has agreed to acquire the Company for $11.60 in cash per share of the Company’s common stock.

Upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. In the Merger, each outstanding share of the Company’s common stock (the “ Company Common Stock ”), other than shares of Company Common Stock held in the treasury of the Company, shares of Company Common Stock owned by Parent or any subsidiary of Parent (including Merger Sub) or shares of Common Stock owned by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive $11.60 per share in cash (the “Merger Consideration”) without interest and subject to any required withholding for taxes. Skyworks intends to fund the Merger Consideration with a combination of cash on hand and committed debt financing.

As a result of the Merger, (i) each vested in-the-money stock option and vested restricted stock unit will be cancelled in exchange for the right to receive the Merger Consideration (less any amounts required to be withheld and, in the case of options, the exercise price of such options), and (ii) each unvested stock option, out-of-the money stock option (whether vested or unvested) and unvested restricted stock unit (including unvested performance stock units, with target-level performance deemed achieved) will be assumed by Parent and converted, as applicable, into stock options and restricted stock units of Parent, on the basis of the Merger Consideration, adjusted pursuant to an exchange ratio based on Company and Parent’s relative stock prices prior to the Merger, which converted stock options and restricted stock units shall retain the same vesting terms (except that performance stock units will be subject only to time-based vesting conditions following the Merger).

Closing Conditions

The obligation of each party to consummate the Merger is subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including (i) the approval of the Merger Agreement and the Merger by stockholders of the Company owning at least a majority of the issued and outstanding shares of Company Common Stock, (ii) the expiration or termination of any applicable regulatory waiting periods and/or receipt of regulatory clearance, (iii) the absence of any order or ruling prohibiting the consummation of the Merger and (iv) subject to certain exceptions, the accuracy of the other party’s representations and warranties and compliance with covenants. In addition, the obligation of Parent and Merger Sub to consummate the Merger is also subject to the satisfaction or waiver of the condition that no material adverse effect on the Company shall have occurred since the date of the Merger Agreement. Skyworks’ and the Company’s obligations are not subject to any financing condition.

Representations and Warranties; Covenants

Each of the Company, Parent and Merger Sub has made customary representations and warranties and covenants in the Merger Agreement, including covenants to use their respective reasonable best efforts to secure required regulatory approvals, other than antitrust filings, which are governed by more detailed requirements. In addition, the Company has agreed to other customary covenants, including, among others, covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the closing of the Merger, and not to solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction, and Parent has agreed to other customary covenants, including, among others, covenants to use its reasonable best efforts to consummate the committed debt financing.

Termination and Termination Fees

The Merger Agreement contains certain termination rights for each of the Company and Parent, including, among others, if the Merger is not consummated at or prior to 11:59 p.m. (New York City time) on July 6, 2016, which may be extended by either the Company or Parent until October 5, 2016 if the mutual closing conditions set forth in the Merger Agreement relating to regulatory clearances have not yet been satisfied or waived. Upon termination of the Merger Agreement under specified circumstances, including a termination by the Company to enter into an agreement for an alternative transaction pursuant to a “superior proposal,” the Company has agreed to pay Parent a termination fee of $88.5 million.

The Company recorded acquisition-related costs of approximately $1.6 million, primarily for outside legal and financial advisory fees associated with the pending Skyworks acquisition of the Company in the three and nine months ended September 26, 2015.  Those costs were recorded in selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2015.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amended and Restated Merger Agreement, which is attached as Exhibit 2.1 to the Form 8-K filed by the Company on October 30, 2015 and listed in the Exhibit Table of this filing.  The Company plans to file with the SEC and mail to our stockholders a proxy statement in connection with the Merger.  Additionally, the Company intends to file other relevant materials with the SEC in connection with the Merger. The proxy statement and other relevant materials will contain important information about the Company, Skyworks, the Merger and related matters.  Investors and stockholders are urged to read the proxy statement and the other relevant materials carefully when they become available before making any voting or investment decision with respect to the Merger.

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

Results of Operations

Third quarters of 2015 and 2014

Net revenues

	Third Quarter
($ millions)	2015	2014	Change
Net revenues	$133.6	$135.5	(1)%

Overall net revenues for the third quarter of 2015 were $133.6 million, a decrease of $1.9 million, or 1% compared to the third quarter of 2014, mainly due to lower sales volumes of our Mobile products, partially offset by higher sales volumes of our Optical network products.

 Storage represented 73% of our net revenues in the third quarter of 2015 compared to 72% in the same period of 2014. Storage net revenues decreased by $0.6 million compared to the same quarter in 2014 mainly due to a decrease in sales volume of our Fiber Channel, Printer Application Specific Integrated Circuit (“ASIC”) and Flash Controller products, largely offset by a record level of  demand from our Datacenter and Server customers.  On a sequential basis, Storage net revenues were higher by $10.6 million mainly due to increased demand from our Datacenter and Server customers and an increase in sales volume of our Serial Attached SCSI (“SAS”) products, related to market share gain in the transition from 6G to 12G SAS interconnect products.

Optical represented 18% of our net revenues in the third quarter of 2015 compared to 16% in the same period of 2014. Optical net revenues increased by $1.9 million compared to the same quarter in 2014 mainly due to an increase in the volume of sales from our Optical Transport Network (“OTN”) products due to Long-Term Evolution (“LTE”) deployments in the China and U.S. markets, partially offset by a decline in sales volumes of our fiber-to-the-home (“FTTH”) products.  On a sequential basis, Optical net revenues decreased by $1.7 million mainly due to a lower volume of sales from our FTTH products, partially offset by record OTN sales volume on product ramps.

Mobile represented 9% of our net revenues for the third quarter of 2015 compared to 12% in the same period of 2014. Mobile net revenues decreased by $3.2 million compared to the third quarter of 2014 mainly due to lower sales volumes of our WinPath family of processors due to weak infrastructure spending in North America, partially offset by an increase in sales volumes of our legacy SONET products.  On a sequential basis, Mobile revenues decreased slightly by $0.1 million mainly due to lower sales volumes of our WinPath family of processors due to weak infrastructure spending in North America, partially offset by an increase in sales volumes of our legacy SONET products.

Gross profit

	Third Quarter
($ millions)	2015	2014	Change
Gross profit	$95.6	$95.2	0%
Percentage of net revenues	72%	70%

Our gross profit increased by $0.4 million in the third quarter of 2015 compared to the same period in 2014.  Gross profit as a percentage of net revenues increased by 2% mainly due to a decrease in payroll-related costs on lower headcount and favorable impact of warranty provision release of approximately $0.7 million during the third quarter of 2015.

Operating expenses

	Third Quarter
($ millions)	2015	2014	Change
Research and development, net	$47.3	$48.4	(2)%
Percentage of net revenues	35%	36%
Selling, general and administrative	$28.1	$29.3	(4)%
Percentage of net revenues	21%	22%
Amortization of purchased intangible assets	$9.2	$9.9	(7)%
Percentage of net revenues	7%	7%

Research and Development, net

Our research and development, net (“R&D”) expenses decreased in the third quarter of 2015 by $1.1 million, or 2% compared to the same period last year.  This was primarily due to a decrease in payroll-related costs on lower headcount, partially offset by higher tape-out related costs incurred in the third quarter of 2015 compared to the same quarter of 2014. On a sequential basis, R&D expenses were $8.5 million lower in the third quarter of 2015 compared to the second quarter of 2015.  This was mainly due to the accrual of a $7.9 million restructuring charge related to employee severance and related compensation benefits during the second quarter of 2015 and reduced payroll-related costs incurred during the third quarter of 2015, partially offset by higher tape-out related costs incurred in the third quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $1.2 million, or 4%  lower in the third quarter of 2015 compared to the same period last year, mainly due to a decrease in salaries and employee benefits related costs due to lower headcount, partially offset by an increase in outside services and acquisition related professional fees incurred during the third quarter of 2015.  On a sequential basis, SG&A expenses were $2.4 million lower in the third quarter of 2015 compared to the second quarter of 2015.  This was mainly due to the accrual of a $4.0 million restructuring charge related to employee severance and related compensation benefits during the second quarter of 2015, partially offset by an increase in commission expense due to higher sales and acquisition-related professional fees incurred during the third quarter of 2015.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to license of existing technologies, developed technology, in-process research and development, customer relationships, and trademarks decreased by $0.7 million in the third quarter of 2015 compared to the same period in 2014 mainly due to certain intangible assets that reached the end of their amortization period during 2014, partially offset by amortization of intangible assets acquired from HP during the third quarter of 2014.

Other income (expense) and Benefit from (provision for) income taxes

	Third Quarter
($ millions)	2015	2014	Change
Foreign exchange gain	$2.4	$0.9	167%
Interest and other financial income, net	$0.1	$0.2	(50)%
Gain on investment securities and other investments	$0.1	$0.1	-%
Amortization of debt issuance costs	$(0.1)	$(0.1)	-%
Accretion of discount on short-term and long-term obligation	$(0.2)	$—	(100)%
Provision for income taxes	$(6.7)	$(3.1)	116%

Foreign exchange gain

We recorded a net foreign exchange gain of $2.4 million in the third quarter of 2015 compared to $0.9 million in the third quarter of 2014.  This was primarily due to a foreign exchange revaluation of our foreign denominated assets and liabilities which are primarily denominated in the Canadian dollar and Israeli Shekel driven in part by the U.S. dollar appreciating by approximately 7.8% during the third quarter of 2015 compared to approximately 5% during the third quarter of 2014, against currencies applicable to our foreign operations.

Interest and other financial income, net

Interest and other financial income, net was $0.1 million in the third quarter of 2015 compared to $0.2 in the third quarter of 2014.

Gain on investment securities and other investments

In the third quarters of 2015 and 2014, we recorded a gain on sale of investment securities and other investments of $0.1 million related to the disposition of investment securities and other investments.

Amortization of debt issuance costs

In the third quarters of 2015 and 2014, we amortized $0.1 million of debt issuance costs relating to our credit facility obtained during the third quarter of 2013.

Accretion of discount on short-term and long-term obligations

In the third quarter of 2015, we recorded accretion of discount on short-term and long-term obligations of $0.2 million relating to our commitment from the acquisition of HP RAID software license during the third quarter of 2014.

Provision for income taxes

The provision for income taxes was $6.7 million in the third quarter of 2015 compared to $3.1 million in the third quarter of 2014.  This was mainly due to changes in accruals related to unrecognized tax benefits, non-deductible amortization of intangible assets and a decrease in the amortization of prepaid taxes.

In July 2015, the U.S. Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Services (“IRS”).  The litigation relates to the treatment of stock-based compensation expense in an inter-company qualified cost-sharing arrangement with Altera’s foreign subsidiary.  In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company qualified cost-sharing arrangement.  The Company has evaluated the impact of the court case on its probable income tax liabilities and recorded a deferred tax asset of $8.1 million offset fully by a valuation allowance in its consolidated financial statements as of and for the three and nine months ended September 26, 2015.  However, the U.S. Department of Treasury has not withdrawn the requirement to include stock-based compensation from its regulations.  The Company will continue to monitor ongoing developments and potential impact to its financial statements.

First nine months of 2015 and 2014

Net revenues

	First Nine Months
($ millions)	2015	2014	Change
Net revenues	$391.4	$388.8	1%

Net revenues for the first nine months of 2015 were $391.4 million compared to $388.8 million for the same period of 2014.  This slight increase was mainly attributable to higher sales volumes of our Storage network products driven by our Datacenter and SAS products partially offset by lower sales volumes in our Mobile network products driven by our WinPath family of processors.

Storage represented 72% of our net revenues in the first nine months of 2015 compared to 69% in the same period of 2014.  Storage net revenues increased by $13.1 million compared to the first nine months of 2014 mainly due to increased sales volumes related to market share gain in the transition from 6G to 12G SAS interconnect products and an increase in sales demand from our Datacenter and Server customers, partially offset by a slight decrease in sales volumes of our flash controller products.

Optical represented 18% of our net revenues in the first nine months of 2015 and 2014.  Optical net revenues increased by $1 million compared to the first nine months of 2014 mainly due to higher volume of sales from our OTN products, largely offset by lower sales volumes from our FTTH and legacy SONET and metro aggregation transport products.

Mobile represented 10% of our net revenues in the first nine months of 2015 compared to 13% in the same period of 2014.  Mobile net revenues decreased by $11.4 million compared to the first nine months of 2014 mainly due to lower sales volumes of our WinPath family of processors attributable to weak infrastructure spending in North America.

Gross profit

	First Nine Months
($ millions)	2015	2014	Change
Gross profit	$275.0	$274.1	0%
Percentage of net revenues	70%	70%

Total gross profit increased by $0.9 million in the first nine months of 2015 compared to the same period in 2014 mainly due to slightly higher revenues.  Gross profit as a percentage of net revenues remained consistent at 70% in the third quarter of 2015 and 2014.

Operating expenses

	First Nine Months
($ millions)	2015	2014	Change
Research and development, net	$152.0	$148.0	3%
Percentage of net revenues	39%	38%
Selling, general and administrative	$88.6	$87.6	1%
Percentage of net revenues	23%	23%
Amortization of purchased intangible assets	$27.8	$32.2	(14)%
Percentage of net revenues	7%	8%

Research and Development, net

Our R&D expense increased by $4.0 million, or 3%, in the first nine months of 2015 compared to the same period in 2014.  This was primarily due to a restructuring charge of approximately $7.9 million related to employee severance and related compensation benefits and higher tape-out related costs, partially offset by lower acquisition-related costs.

Selling, General and Administrative Expenses

SG&A expenses increased by $1.0 million, or 1%, in the first nine months of 2015 compared to the same period in 2014, mainly due to higher restructuring charge of $4.4 million related to employee severance and related compensation benefits, compared to approximately $1.0 million termination costs incurred in the same period in 2014.  This was partially offset by a lower outside services costs, a decrease in asset impairments of $0.5 million and a $0.7 million net gain from lease exit activity recognized in 2015.

Amortization of purchased intangible assets

Amortization of acquired intangible assets related to developed technology, in-process research and development, customer relationships, and trademarks decreased by $4.4 million in the first nine months of 2015 compared to the same period in 2014.  This was mainly due to certain intangible assets that reached the end of their amortization period during 2014, partially offset by amortization of intangible assets acquired from HP during the third quarter of 2014.

Other income (expense) and provision for income taxes

	First Nine Months
($ millions)	2015	2014	Change
Foreign exchange gain	$4.1	$0.6	583%
Interest and other financial income, net	$0.6	$0.3	100%
Gain on investment securities and other investments	$0.1	$0.1	-%
Amortization of debt issuance costs	$(0.2)	$(0.2)	-%
Accretion of discount on short-term and long-term obligation	$(0.6)	$—	(100)%
Provision for income taxes	$(7.9)	$(9.4)	16%

Foreign exchange gain

We recognized a net foreign exchange gain of $4.1 million in the first nine months of 2015 compared to $0.6 million in the first nine months of 2014.  This was primarily due to a foreign exchange revaluation of our foreign denominated assets and liabilities, which are primarily denominated in the Canadian dollar and Israeli Shekel, driven in part by the U.S. dollar appreciating by approximately 14.6% during the first nine months of 2015, compared to approximately 4.4%  appreciation during the first nine months of 2014, against currencies applicable to our foreign operations.

Interest and other financial income, net

Net interest and other financial income was $0.6 million in the first nine months of 2015 compared to $0.3 million in the first nine months of 2014.

Gain on investment securities and other investments

We recorded a gain on sale of investment securities and other investments of $0.1 million related to the disposition of investment securities and other investments in each of the first nine months of 2015 and 2014.

Amortization of debt issue costs

In each of the first nine months of 2015 and 2014, we amortized $0.2 million of debt issue costs relating to our credit facility obtained during the third quarter of 2013.

Accretion of discount on short-term and long-term obligations

In the first nine months of 2015, we recorded accretion of discount on short-term and long-term obligations of $0.6 million relating to our commitment from the acquisition of HP RAID software license during the third quarter of 2014.

Provision for income taxes

In the first nine months of 2015, provision for income taxes was $7.9 million, compared to $9.4 million in the first nine months of 2014.  This was mainly due to changes in accruals related to unrecognized tax benefits, non-deductible amortization of intangible assets, and decrease in the amortization of prepaid taxes.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, short-term investments, long-term investment securities, and our credit facility. We employ these sources of liquidity to support ongoing business activities, acquire or invest in critical or complementary technologies, purchase capital equipment, repay any short-term indebtedness, and finance working capital. Currently, our primary objective for use of discretionary cash has been to repurchase and retire a portion of our common stock.  The combination of cash, cash equivalents, short-term investments and long-term investment securities at September 26, 2015 and December 27, 2014 totaled $219.9 million and $266.0 million, respectively, net of $30.0 million and nil outstanding on our credit facility as of September 26, 2015 and December 27, 2014, respectively.  On October 14, 2015, subsequent to the balance sheet date, we repaid $5 million of the outstanding balance on our credit facility as of September 26, 2015.

Our credit facility is a revolving line of credit with a group of banks under which we may borrow up to $100 million.  The credit agreement contains customary representations and warranties, affirmative covenants and negative covenants with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including, without limitation, restrictions and limitations on dividends, asset sales, the ability to incur additional debt and additional liens and certain financial covenants.  As of September 26, 2015, the Company was in compliance with these covenants.

As of September 26, 2015, the amount of cash and short-term and long-term investments held by our foreign subsidiaries was $245.9 million.  Our intent is and we have the ability to indefinitely reinvest these funds outside the U.S.  If the funds held by our foreign subsidiaries are needed for our operations in the U.S., or are otherwise repatriated into the U.S., we could be required to accrue and pay taxes to repatriate these funds, which could reduce the net funds available to the Company.

In the future, we expect our cash on hand and cash generated from operations, together with our short-term investments, long-term investment securities and revolving line of credit, to be our primary sources of liquidity (see Item 1. Financial Statements, the Notes to the Condensed Consolidated Financial Statements, Note 4. Fair Value Measurements).

Operating Activities

We generated cash from operations of $56.8 million in the first nine months of 2015 compared to $61.5 million in the first nine months of 2014.  Our positive operating cash flows in the first nine months of 2015 were mainly driven by our operating income, by the favorable impact of non-cash adjustments of $63.2 million, which are comprised of $45.2 million of amortization and depreciation expense (first nine months of 2014 - $48.7 million) and $18 million of stock-based compensation (first nine  months of 2014 - $16.3 million), and by a  net decrease in working capital.  The net decrease in working capital was due primarily to the timing of payment of prior period accruals, including payment of restructuring costs, and to a decrease in inventory and prepaid expenses and other current assets, partially offset by an increase in accounts receivable.

Investing Activities

We had a net outflow of cash of $41.8 million from investing activities in the first nine months of 2015 compared to a net cash outflow of $47.2 million in the same period in 2014. During the first nine months of 2015, we used $92.6 million to purchase investment securities (first nine months of 2014 - $67.7 million), and generated $68.5 million from redemptions and sales of such investments securities compared to $42.8 million in the first nine months of 2014.  We also invested $17.8 million through the purchase of property and equipment and intangible assets in the first nine months of 2015 compared to $12.4 million in the same period in 2014.  In addition, we made a $10 million first installment payment related to our acquisition of HP’s RAID software license (see Note 2. Business Combinations).

Financing Activities

We had a net outflow of cash of $53.1 million from financing activities in the first nine months of 2015 compared to a net cash outflow of $23.6 million in the first nine months of 2014.  During the first nine months of 2015, we borrowed $102 million from our credit facility and repaid $72 million compared to $30 million and $60 million borrowed and repaid during the first nine months of 2014.  We also repurchased common stock for $102.1 million in the first nine months of 2015 compared to $11.5 million in the first nine months of 2014.  This was partially offset by $37.0 million in proceeds from employee related stock issuances in the first nine months of 2015 compared to $17.9 million during the first nine months of 2014.  In addition, on January 10, 2015, we made an $18 million second installment payment related to our acquisition of HP’s RAID software license (see Note 2. Business Combinations).

Contractual Obligations

As of September 26, 2015 we had cash commitments comprised of the following:

	Payments due in:
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations:
Minimum Rental Payments	$59,298	$10,090	$25,928	$11,377	$11,903
Estimated Operating Cost Payments	14,579	2,169	5,699	1,692	5,019
Purchase and Other Obligations	3,138	2,371	767	—	—
Acquisition Consideration Installment Payments	24,000	12,000	12,000	—	—
Total	$101,015	$26,630	$44,394	$13,069	$16,922

In addition to the amounts shown in the table above, as of September 26, 2015 we have $41.1 million recorded as a liability for unrecognized tax benefits and $9.0 million recorded long-term obligations for employee severance, health, and pension benefits that are payable only upon termination, retirement or death of the respective employee, and we are uncertain as to the ultimate amount and timing of settlement of these potential liabilities.

Purchase obligations, as noted in the above table, are comprised of commitments to purchase design tools and software for use in product development and other long term purchase obligations.  Excluded from these purchase obligations are commitments for inventory or other expenses entered into in the normal course of business.  We estimate these other commitments to be approximately $47.5 million at September 26, 2015 for inventory and other expenses that will be received within 90 days and that will require settlement 30 days thereafter.

Also, in addition to the amounts shown in the table above, we expect to use approximately $3.1 million of cash in the remainder of 2015 for purchases of property and equipment and intellectual property.

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

Based on a sensitivity analysis performed on the financial instruments held at September 26, 2015, the impact to the fair value of our investment portfolio by a shift in the yield curve of plus or minus 100 basis points would result in a decline of approximately $2.7 million or an increase of approximately $2.4 million, respectively.  The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.

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

Through our operations in Canada and elsewhere outside of the United States, we incur research and development, sales, customer support and administrative expenses in various foreign currencies.  We are exposed, in the normal course of business, to foreign currency risks on these expenditures, primarily in Canada.  In our effort to manage such risks, we have adopted a foreign currency risk management policy intended to reduce the effects of potential short-term fluctuations on our operating results stemming from our exposure to these risks.  As part of this risk management, we enter into foreign exchange forward contracts. These forward contracts offset the impact of exchange rate fluctuations on forecasted cash flows or firm commitments.  We limit the forward contracts operational period to 24 months or less and we do not enter into foreign exchange forward contracts for trading purposes. Because we do not engage in foreign exchange risk management techniques beyond these periods, our cost structure is subject to long-term changes in foreign exchange rates.  In the event that one of the counterparties to our forward currency contracts failed to complete the terms of their contracts, we would purchase foreign currencies at the spot rate as of the date the funds were required.  If the counterparties to our foreign forward currency contracts that matured in the third quarter ended September 26, 2015 had not fulfilled their contractual obligations and we were required to purchase the foreign currencies at the spot market rate on respective settlement dates, our operating income for the third quarter of 2015 would have increased by $1.4 million.  See Note 3. Derivative Instruments for further details.

We attempt to limit our exposure to foreign exchange rate fluctuations from our foreign currency net asset or liability positions.  In the first nine months of 2015, we recorded a $4.1 million foreign exchange gain on the revaluation of our net tax liabilities in a foreign jurisdiction.  The revaluation of our foreign income tax liabilities was required because of fluctuations in the value of the U.S. dollar against other currencies.  Our operating income would be materially impacted by a shift in the foreign exchange rates between U.S. and foreign currencies that are material to our business.  For example, a five percent shift in the foreign exchange rates between United States dollar and Canadian dollar would impact our second quarter 2015 pre-tax income by approximately $1.3 million.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 26, 2015 our disclosure controls and procedures are designed at a reasonable assurance level and are effective at that reasonable assurance level.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the third quarter ended September 26, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 8, 2015, October 14, 2015 and October 21, 2015, respectively, three purported class action complaints were filed in the Superior Court of California for Santa Clara County and the Delaware Court of Chancery, challenging the proposed transaction between PMC and Skyworks Solutions, Inc. (“Skyworks”).  The actions are captioned Bhakta v. PMC-Sierra, Inc., et al., Case No. 1-15-CV-286967 (Superior Court of California, Santa Clara County), Pietrus Industries Limited v. PMC-Sierra, Inc., Case No. 11610-VCG (Delaware Court of Chancery) and Azzalini v. Lang et al., Case No. 1-15-CV-287124 (Superior Court of California, Santa Clara County).  Plaintiffs, purported shareholders of PMC, allege that the members of the PMC board of directors breached their fiduciary duties to PMC’s stockholders by agreeing to a transaction with Skyworks that is the result of conflicts of interest on the part of PMC’s directors and which offers PMC stockholders an unfair and inadequate price, and by agreeing to unreasonable deal protection devices that preclude competing offers from emerging. Plaintiffs also allege that PMC, Skyworks and Skyworks' merger subsidiary aided and abetted the PMC directors’ alleged breaches of fiduciary duty.  The actions seek, among other things, injunctive relief preventing the parties from completing the proposed transaction or, in the event the transaction is completed, rescission thereof, an order directing defendants to account to PMC’s stockholders for damages suffered as a result of the alleged wrongdoing, and awards of attorneys’ fees and expenses for plaintiffs.  The actions are in their initial stages.

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

The announcement and pendency of our agreement to be acquired by Skyworks may have an adverse effect on our business and our share price.

Our pending acquisition by Skyworks could have an adverse effect on our revenue in the near term if our customers delay, defer or cancel purchases pending completion of the Merger (as defined in the Merger Agreement). While we are attempting to address this risk through communications with our customers, current and prospective customers may be reluctant to purchase our products due to potential uncertainty about the direction of our product offerings and the support and service of our products after the merger is consummated. Additionally, we are subject to additional risks in connection with the announcement and pendency of the Merger, including:

•	the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;
•	potential adverse effects on our relationships with our current suppliers and other business partners, or those with which we are seeking to establish business relationships;
•

the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities without Skyworks’ approval;

•	that we may forego opportunities we might otherwise pursue absent the Merger Agreement;
•

potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger; and

•	the diversion of our employees’ and management’s attention due to activities related to the transactions contemplated by the Merger Agreement.

We plan to file with the SEC and mail to our stockholders a proxy statement in connection with the Merger.  Additionally, we intend to file other relevant materials with the SEC in connection with the Merger. The proxy statement and other relevant materials will contain important information about the Company, Skyworks, the Merger and related matters.  Investors and stockholders are urged to read the proxy statement and the other relevant materials carefully when they become available before making any voting or investment decision with respect to the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated at all or within the expected timeframe.

Multiple class action lawsuits have been filed against us, our Board of Directors and other parties to the Merger Agreement, challenging our acquisition by Skyworks. Those lawsuits brought by purported shareholders of the Company seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that no governmental entity having jurisdiction over the Company, Skyworks, or any of the other parties to the agreement shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting consummation of the Merger substantially on the terms contemplated by the Merger Agreement. As such, if any of the plaintiffs are successful in their efforts, then our acquisition by Skyworks may not be consummated at all or within the expected timeframe.

The failure of our pending acquisition by Skyworks to be completed may adversely affect our business and our share price.

Our and Skyworks’ obligations to consummate our acquisition by Skyworks are subject to the satisfaction or waiver of certain customary conditions, including (i) approval of the Merger by both our and Skyworks’ shareholders, (ii) the expiration or termination of the waiting period under the HSR Act, (iii) receipt of regulatory clearance under certain foreign antitrust laws in China, (iv) the absence of any law or order prohibiting or restraining the Merger or any law making the consummation of the Merger illegal, (v) there being no event that has or would reasonably be expected to have a material adverse effect on us, (vi) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the Merger Agreement, and (vii) performance by us and Skyworks of our respective obligations under the Merger Agreement. There can be no assurance that these conditions to the completion of the Merger will be satisfied in a timely manner or at all. In addition, other factors, such as Skyworks’ ability to obtain the debt financing it needs to consummate the Merger, may affect when and whether the Merger will occur. If the Merger is not completed, our share price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•	we could be required to pay a termination fee of $88.5 million to Skyworks under certain circumstances as described in the Merger Agreement;
•	we would have incurred significant costs in connection with the acquisition that we would be unable to recover;
•	we may be subject to legal proceedings related to the acquisition;
•	the failure of the acquisition to be consummated may result in negative publicity and a negative impression of us in the investment community;
•

any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the Merger is not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and
•	we may experience a departure of employees.

Our share price has been, and may continue to be, materially affected by the anticipation of the Merger and expectations of further competing bids and could be materially affected by the termination of the Merger Agreement or the non-occurrence any further competing bid.

The current market price of our common stock may reflect, among other things, the  anticipated completion of the Merger or the anticipation of further competing  bids.  However, there can be no assurance that the Merger will be completed or that a competing bid for the Company will be made or accepted.  In the event that the Merger or an alternative transaction concerning the Company does not occur, our stock price may be materially and adversely affected.

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

We depend on a limited number of customers for large portions of our net revenues. During the first nine months of 2015 and in fiscal years 2014, 2013, and 2012, we had two end customers that accounted for more than 10% of our net revenues, namely HP Enterprise and EMC.

During the first nine months of 2015 and in fiscal years 2014, 2013, and 2012, our top ten customers accounted for more than 60% of our net revenues. We do not have long-term volume purchase commitments from any of our major customers. We sell our products solely on the basis of purchase orders. Those customers could decide to cease purchasing products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays in manufacturing their own product offerings into which our products are incorporated, and natural disasters. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers in significant quantities.

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

We regularly limit our exposure to foreign exchange rate fluctuations from our foreign net asset or liability positions. We recorded a net $4.1 million foreign exchange gain on the revaluation of our income tax liability in the first nine months of 2015 because of the fluctuations in the U.S. dollar against certain foreign currencies. A five percent shift in the foreign exchange rates between the U.S. and Canadian dollar would cause an approximately $1.3 million impact to our third quarter 2015 pre-tax net income.

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

We do not own or operate a wafer fabrication facility. In the first nine months of 2015, three outside wafer foundries supplied approximately 98% of our semiconductor wafer requirements. Our wafer foundry suppliers also make products for other companies and some make products for themselves.  As a result, we may not have access to adequate capacity or certain process technologies. We also have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. We may not find sufficient capacity quickly enough or at an acceptable cost to satisfy our production requirements.

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

If we fail to maintain effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor perceptions of us and the value of our common stock.

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

During the second quarter of 2015, we began implementing a restructuring plan to reduce spending across the organization.  This has involved a reduction in force of approximately 200 employees worldwide and other reductions, including site closures and asset impairments.

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

As at September 26, 2015, we have operations, concentrated primarily on research and development, located in Israel and India that employ approximately 80 and 147 people, respectively. A catastrophic event, such as a terrorist attack or the outbreak of hostilities that results in the destruction or disruption of any of our critical business or information technology systems in Israel or India could harm our ability to conduct normal business operations and therefore negatively impact our operating results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Filed
Exhibit				Filing	Exhibit No.	with
No.	Description	Form	File No.	Date	as Filed	this 10-Q
2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 29, 2015, by and among PMC-Sierra, Inc., Skyworks Solutions, Inc., and Amherst Acquisition, Inc.	8-K	0-19084	10/30/2015	2.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002					X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC-SIERRA, INC.
(Registrant)

Date:	November 3, 2015	/s/ Steven J. Geiser
Steven J. Geiser
Vice President,
Chief Financial Officer and
Principal Accounting Officer